Form 10-K405
period 1996-03-31
FIRST SAVINGS BANK OF WASHINGTON BANCORP INC
filed 1996-06-28
CIK 946673

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended . . . . . . . . . . . . . .     March 31, 1996


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to


                         Commission File Number 0-26584

                  FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                         91-1691604
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

                              10 S. First Avenue
                        Walla Walla, Washington  99362
            (Address of principal executive offices and zip code)

                                (509) 527-3636
             (Registrant's telephone number, including area code)

                                   N/A
            (Former name, former address and former fiscal year,
                        if changed since last report.)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to section 12(g) of the Act:

                 Common Stock $.01 par value per share
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1996:

                     Common Stock - $161,600,859

The number of shares outstanding of the issuer's classes of common stock as of May 31, 1996:

               Common Stock, $.01 par value - 10,510,625 shares

                    DOCUMENT INCORPORATED BY REFERENCE

Portions of Proxy Statement for Annual Meeting of Shareholders to be held July 26, 1996 are incorporated by reference into Part III.

           FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC., AND SUBSIDIARIES

                                Table of Content
PART I                                                               Page #

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . .  1
           General  . . . . . . . . . . . . . . . . . . . . . . . . .  1
           Acquisition of Inland Empire Bank  . . . . . . . . . . . .  1
           Stock Repurchase . . . . . . . . . . . . . . . . . . . . .  1
           Lending Activities . . . . . . . . . . . . . . . . . . . .  2
           Asset Quality  . . . . . . . . . . . . . . . . . . . . . .  8
           Allowance for Loan Losses  . . . . . . . . . . . . . . . . 10
           Investment Activities  . . . . . . . . . . . . . . . . . . 13
           Deposit Activities and Other Sources of Funds  . . . . . . 19
           Personnel  . . . . . . . . . . . . . . . . . . . . . . . . 22
           Taxation . . . . . . . . . . . . . . . . . . . . . . . . . 22
           Environmental Regulation . . . . . . . . . . . . . . . . . 22
           Competition  . . . . . . . . . . . . . . . . . . . . . . . 22
           Regulation . . . . . . . . . . . . . . . . . . . . . . . . 23
           Management Personnel . . . . . . . . . . . . . . . . . . . 28
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . 29
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 30
Item 4.    Submission of Matters to a Vote of Security Holders  . . . 30

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters . . . . . . . . . . . . . . . . . . . . . . . . . 31
Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . 32
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operation  . . . . . . . . . . . 34
             Comparison of Results of Operations
              March 31, 1996 vs. 1995 . . . . . . . . . . . . . . . . 34
              March 31, 1995 vs. 1994 . . . . . . . . . . . . . . . . 37
             Asset and Liability Management . . . . . . . . . . . . . 41
             Liquidity and Capital Resources. . . . . . . . . . . . . 44
             Capital Requirements . . . . . . . . . . . . . . . . . . 44
             Impact of New Accounting Pronouncement and Regulation
              Policies  . . . . . . . . . . . . . . . . . . . . . . . 45
             Effect of Inflation and Changing Prices  . . . . . . . . 45
Item 8.    Financial Statements and Supplementary Data  . . . . . . . 46
Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure    . . . . . . . . 46

PART III

Item 10.   Directors and Executive Officers of the Registrant . . . . 47
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . 47
Item 12.   Security Ownership of Certain Beneficial Owners
            and Management  . . . . . . . . . . . . . . . . . . . . . 47
Item 13.   Certain Relationships and Related Transactions . . . . . . 47

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K  . . . . . . . . . . . . . . . . . . 48

    SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . 49

                                      PART 1

Item 1 - Business
                                     General

First Savings Bank of Washington Bancorp, Inc. (the Company), a Delaware corporation, is primarily engaged in the business of owning the stock and directing, planning and coordinating the business activities of First Savings Bank of Washington (the Bank). On October 31, 1995, the Bank completed its reorganization from the mutual holding company to the stock holding company form of organization. The Company completed its sale of 10,910,625 shares of its common stock at $10.00 per share through subscription and community offerings to the Bank's depositors, Board of Directors, management, employees and the public and used approximately 50% of the net proceeds from such sales to purchase all of the Bank's common stock issued in the Bank's conversion to stock form. The Bank was previously a stock institution owned by a mutual holding company. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests. The Company's only significant assets are the capital stock of the Bank, its loan to the Bank's Employee Stock Ownership Plan and the portion of the net proceeds retained from the offerings which is invested in short term government agency securities. The Company has no significant liabilities. First Savings Bank of Washington Bancorp, Inc.'s main office is located at 10 S. First Avenue, Walla Walla, Washington 99362 and its telephone number is (509) 527-3636.

The Bank is a Washington-chartered savings bank the deposits of which are insured by the FDIC under the Savings Association Insurance Fund (SAIF). The Bank conducts business from its main office in Walla Walla, Washington and its sixteen branch offices and three loan production offices located in the southeast, central, north central and western portions of Washington.

First Savings Bank of Washington is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including emphasis on loans for construction of residential dwellings. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate and consumer loans. The Bank's primary business has been that of a traditional thrift institution, originating loans for portfolio in its primary market area. The Bank has also been an active participant in the secondary market, originating residential loans for sale and on occasion acquiring loans for portfolio. In addition the Bank has maintained a significant portion of its assets in marketable securities. The securities portfolio has been weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also has included a significant amount of tax exempt municipal securities, primarily issued by entities located in the State of Washington. In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan origination and servicing fees and from the sale of loans and investments. The Bank has sought to increase its other income by retaining loan servicing rights on some of the loans that it has sold and by purchasing mortgage servicing rights. The Bank also has a wholly-owned subsidiary, Northwest Financial Corporation, which serves as the trustee under the Bank's mortgage loan documents, is engaged in real estate sales, and receives commissions from the sale of annuities.

The Company and the Bank are subject to regulation by the Federal Reserve Board (FRB) and the Federal Deposit Insurance Corporation (FDIC) and the State of Washington, Department of Financial Institutions, Division of Banks (Division).

                            Acquisition of Inland Empire Bank

On March 12, 1996, the Company signed a definitive agreement to acquire all the stock of Inland Empire Bank of Hermiston, Oregon (IEB). Founded in 1948, IEB had approximately $159 million in total assets, $139 million in deposits, $84 million in loans and $18.4 million in shareholders' equity at December 31, 1995. IEB operates full-service branches in Hermiston, Pendleton, Boardman, Stanfield and Umatilla, Oregon, lending offices in Condon and La Grande, Oregon and brokerage and insurance offices in Hermiston and Pendleton. The shareholders of IEB will receive approximately $60.24 per share, in cash, for all outstanding shares of the Bank for a total consideration of approximately $32.1 million, subject to adjustment. The acquisition, which has been approved by the board of directors of each company and the shareholders of IEB, is subject to approval by regulators. The transaction is expected to close by September 30, 1996.

                             Stock Repurchase

In April 1996, the Company received the approval of the Federal Reserve to allow the company to repurchase approximately 546,000 shares, or up to 5% of its outstanding common stock. These shares will be purchased at prevailing market prices from time to time during the period ending October 31, 1996, depending on market conditions. The Board of Directors will reevaluate the program at the end of the six months and decide to terminate or continue it.

The Company plans to conduct these purchases through open market transactions, unless opportunities arise for unsolicited negotiated transaction or other types of repurchase. No shares will be repurchased directly from directors or officers of the corporation. The proposed repurchase program will follow the general terms of other such programs in the market. The number of shares purchased on any given day will not exceed 25% of the average daily trading volume over the preceding four weeks, except for block trades, and the repurchase price will not be below the lowest current independent offer price reported on the Nasdaq National Market.

                                   Lending Activities

General: Historically, the Bank has offered a wide range of loan products to meet the demand of its customers. The Bank originates loans for both its own loan portfolio and for sale in the secondary market. Management's strategy has been to maintain a significant percentage of assets in its portfolio with more frequent repricing terms or shorter maturities. As part of this effort, the Bank has developed a variety of ARM products. In response to customer demand, however, the Bank continues to originate fixed-rate mortgage loans with terms up to 30 years.

The Bank's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. The Bank also originates, to a lesser degree, consumer, commercial real estate, and multi-family real estate and land loans. At March 31, 1996 the Bank's net loan portfolio totaled $415.3 million. Approximately 85% of the Banks first mortgage loans are secured by properties located in the state of Washington.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 1996, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was $14.0 million. At March 31, 1996, the Bank had no loans with an aggregate outstanding balance in excess of this amount. The Bank had eight borrowers with total loans outstanding in excess of $2.0 million at March 31, 1996 At that date, the largest amount outstanding to any one borrower and the borrower's related entities totaled $4.7 million, which consisted of 47 single family loans in Portland, Oregon. At March 31, 1996, these loans were performing in accordance with their terms.

One- to Four-Family Residential Real Estate Lending: The Bank's primary focus in lending is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences in the communities where the Bank has established full service branches. In addition, the Bank operates loan production offices in Bellevue, Puyallup, and Spokane, Washington. The Bank also has a relationship with a mortgage loan broker in the greater Portland, Oregon market. At March 31, 1996, $311.5 million, or 68.2% of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences.

Historically, the Bank has originated both fixed-rate loans and adjustable-rate loans for its portfolio. Since the early 1980s, the Bank has restructured its loan portfolio to reflect a larger percentage of adjustable-rate loans. Fifteen and 30-year fixed-rate residential loans generally have been sold into the secondary market, however, a portion of the fixed-rate loans originated by the Bank have been retained in the loan portfolio to meet the Bank's asset/liability management objectives. The portion of fixed rate loan originations retained by the Bank increased substantially during 1996 in response to the stock conversion and growth objectives of the Bank.

In the loan approval process, the Bank assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower. As part of the loan application process, qualified independent appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by the loan underwriter and if necessary, by the Bank's chief appraiser.

The Bank's loans are generally underwritten and documented in accordance with the guidelines established by FHLMC and FNMA. All government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA). The Bank's loan underwriters are approved as underwriters under HUD's delegated underwriter program.

The Bank sells whole loans on either a servicing retained or servicing released basis. All loans are sold without recourse. Occasionally, the Bank will sell a participation interest in a pool of loans to an investor. In these instances, the Bank retains a small percentage of the loan and passes through a net yield to the investor on the percentage sold. The Bank's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. Recently, the Bank has retained substantially all of its conventional fixed rate and ARM originations and sold all of its government insured loans into the secondary market.

The Bank offers adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Bank meet the underwriting standards of the secondary markets even though the Bank originates ARM loans primarily for its own portfolio.

The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 1.0% to 2.0% and an overall limitation of 5.0% to 6.0%. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. These ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially, these loans are subject to increased risks of default or delinquency. The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

It is the Bank's present policy to lend up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans. Higher loan-to-value ratios are available on certain government insured programs. The Bank generally requires private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

Construction and Land Lending: Since 1988, the Bank has invested a significant proportion of its loan portfolio in residential construction loans to professional home builders. This activity has been prompted by favorable economic conditions in the Northwest, lower long-term interest rates and an increased demand for housing units as a result of the migration of people from other parts of the country to the Northwest. To a lesser extent, the Bank also originates land loans. At March 31, 1996, construction and land loans totaled $62.2 million, or 13.6% of total loans.

Construction loans made by the Bank include both those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. The Bank monitors the number of unsold homes securing its construction loan portfolio, and generally tries to maintain the portfolio so that no more than 60-70% of its construction loans are secured by homes for which there is not a sale contract in place.

Construction and land lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction and land lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at, or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices.

The maximum number of speculative loans approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product, and the ratio of sold to unsold inventory the builder maintains. The Bank has chosen to diversify the risk associated with speculative construction lending by doing business with a large number of smaller builders spread over a relatively large geographic area.

Loans for the construction of one- to four-family residences are generally made for a term of 12 months. The Bank's loan policy includes maximum loan-to-value ratios of up to 80%. Each individual speculative loan request is supported by an independent appraisal of the property and the loan file includes a set of plans, a cost breakdown and a completed specifications form.

All speculative construction loans must be approved by the Senior Loan Committee and builders with loans in aggregate exceeding $1.0 million must be approved by the Executive Management Committee. At March 31, 1996, the Bank's speculative construction portfolio included loans to 121 individual builders in 66 separate communities in the Bank's market area. At March 31, 1996, the Bank had 8 home builders with construction loans outstanding with balances exceeding $1.0 million.

The Bank regularly monitors the construction loan portfolio and the economic conditions and housing inventory in each of its markets and will decrease construction lending if it perceives there are unfavorable market conditions. The Bank believes that the internal monitoring system in place mitigates many of the risks inherent in its construction lending.

To a much lesser extent, the Bank makes land loans to developers, builders and individuals to finance the acquisition of improved lots or unimproved land.
In making land loans the Bank follows underwriting policies and disbursement procedures similar to those for construction loans. The initial term on land loans is typically one to three years with interest only payments, payable monthly, with provisions for principal reduction as lots are sold and released.

Multi-Family and Commercial Real Estate Lending: The Bank also originates loans secured by multi-family and commercial real estate. At March 31, 1996, the Bank's loan portfolio included $51.5 million in multi-family and $27.9 million in commercial real estate loans. Multi-family and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans.

Multi-family and commercial real estate loans originated by the Bank are predominately adjustable rate loans with terms to maturity of 20 to 30 years. Rates on these ARM loans generally adjust annually to specified spreads over the FHLB Monthly Median Cost of Funds Index, subject to annual and life-of-loan interest rate caps. The Bank's commercial real estate portfolio consists of loans on a variety of property types including motels, nursing homes, office buildings, and mini-warehouses. Multi-family loans generally are secured by small to medium sized projects.

Many of the Bank's multi-family loans are considered by management to be older or seasoned loans although $9.8 million of these loans were originated in 1996. At March 31, 1996, the Bank's loan portfolio included 132 multi-family loans, the average loan balance of which was $372,000. At March 31, 1996, the Bank had 20 multi-family and commercial real estate loans with balances over $1.0 million, the largest of which was $2.7 million. All of the properties securing the loans are located in the Northwest with the exception of three seasoned participation loans on properties located in the greater Stockton, California area.

Consumer and Other Lending: The Bank originates a variety of consumer loans, including secured second mortgage loans, automobile loans, credit card loans, small business loans and loans secured by deposit accounts. Consumer and other lending has traditionally been a small part of the Bank's business. However, the Bank has recently increased its efforts to expand credit card loans to its existing customer base. At March 31, 1996, the Bank had $5.2 million, or 1.15% of its loans receivable in outstanding consumer and other loans.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Loan Solicitation and Processing: The Bank originates real estate loans by direct solicitation of real estate brokers, builders, depositors, and walk-in customers. Loan applications are taken by the Bank's loan officers and are processed in each branch location. Most underwriting and all audit functions are performed by loan administration personnel at the corporate center. All loans are serviced from the main office in Walla Walla. Applications for fixed-rate and adjustable-rate mortgages on one- to four-family properties are generally underwritten and closed based on FHLMC standards, and other loan applications are underwritten and closed based on the Bank's own written guidelines.

Loan Originations, Sales and Purchases.

While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans and its ability to originate each type of loan is dependent upon the relative customer demand for loans in its market. For the years ended March 31, 1996, 1995 and 1994, the Bank originated $219.5 million, $211.7 million and $321.9 million of loans, respectively. The net loan portfolio grew $115.9 million or 38.7% from $299.4 million in 1995 to $415.3 million in 1996.

In recent years prior to 1996 the Bank generally sold most of its 30-year fixed-rate one- to four-family residential mortgage loans to secondary market purchasers. For the year ended March 31, 1996 the Bank sold a smaller portion of its fixed-rate loan originations choosing to retain loans in response to the stock conversion and its growth objectives. Sales of loans for the years ended March 31, 1996, 1995 and 1994 totaled $44.9 million, $62.3 million and $169.6 million, respectively. Sales of whole loans generally are beneficial to the Bank since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity.
The Bank sells loans on both a servicing retained and a servicing released basis. See "-- Loan Servicing -- Loan Servicing Portfolio." At March 31, 1996, the Bank had $1.6 million in loans held for sale.

The Bank purchases whole loans and loan participation interests primarily during periods of reduced loan demand in its primary market. Any such purchases are made consistent with the Bank's underwriting standards, however, the loans may be located outside of the Banks normal lending area. During the past year the Bank substantially increased its loan purchases acquiring primarily whole loan and participation interests in pools of seasoned one- to four-family residential ARM and 15-year fixed rate loans. The properties securing these seasoned loans for the most part are located outside of the Bank's normal lending territory. During the years ended March 31, 1996, 1995 and 1994, the Bank purchased $65.9 million, $1.9 million and $70,000, respectively, of loans and loan participation interests. In recent years, as in fiscal 1996, the Bank's primary source of loan participation interests (exclusive of the whole loan and participation interests in seasoned loans purchased in fiscal 1996) has been with a commercial bank in Reno, Nevada.
The participation interests are in short-term construction loans secured by residential properties located in the Reno and Las Vegas, Nevada markets. The Bank normally requires the lead lender to maintain a large interest in the loans and typically the loans have been funded one-half by the Bank and one-half by the lead lender.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated (in thousands):



                                 Year Ended March 31,
                            1996            1995             1994

Total loans at beginning
 of period               $333,685         $286,936          $274,406

Loan originations:
   One- to four-family    129,703          127,471           229,518
   Commercial and multi-
    family                  9,810            9,959             7,968
   Construction and
    land loans             73,420           69,243            82,318
   Consumer and other
    loans                   6,607            5,057             2,079
     Total loans
      originated          219,540          211,730           321,883

Loans purchased:
   One- to four-family     57,323               --                --
   Commercial and multi-
    family                  1,636               96                70
   Construction and land
    loans                   6,970            1,825                --
      Total loans
       purchased           65,929            1,921                70

Loans sold:
   One- to four-family
    whole loans            44,329           46,808           167,599
   One- to four-family
    participation loans       588           15,476             1,953
      Total loans sold     44,917           62,284           169,552

Principal repayments      117,771          104,618           139,871

Net increase (decrease)
 in loans                 122,781           46,749            12,530

Total loans at end of
 period                  $456,466         $333,685          $286,936

PAGE

Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio (including loans held for sale) by type of loan and type of security as of the dates indicated.

                     1996                  1995                   1994
              Amount     Percent     Amount     Percent      Amount    Percent
                                   (Dollars in thousands)
Type of Loan:

One- to
four-
family      $311,472      68.24%    $199,585      59.81%    $134,401    46.84%

Commercial
and multi-
family        77,613      16.99       77,443      22.01       69,962     24.38

Construction
and land      62,177      13.62       57,913      17.36       79,458     27.69

Consumer and
other          5,204       1.15        2,744       0.82        3,115      1.09

 Total loans 456,466     100.00%     333,685     100.00%     286,936   100.00%

Undisbursed
funds for
loans in
progress      35,244                  28,507                  35,069

Deferred
loan fees
and
discounts      1,876                   2,226                   2,174

Allowance
for loan
losses         4,051                   3,549                   3,429

 Total loans
 receivable,
 net        $415,295                $299,403                $246,264


                     1993                  1992
              Amount     Percent     Amount     Percent
                       (Dollars in thousands)
Type of Loan:

One- to
four-
family       $155,303     56.60%     $137,112     52.31%

Commercial
and multi-
family         76,197     27.76        88,716     33.85

Construction
and land       40,394     14.72        33,169     12.66

Consumer and
other           2,512      0.92         3,094      1.18

 Total loans  274,406    100.00%      262,091    100.00%

Undisbursed
funds for
loans in
progress       33,295                  20,541

Deferred
loan fees
and
discounts       2,046                   1,713

Allowance
for loan
losses          3,105                   2,219

 Total loans
 receivable,
 net         $235,960                $237,618

Loan Maturity and Repricing

The following table sets forth certain information at March 31, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unamortized premiums and discounts, and exclude the allowance for loan losses (in thousands):

                                          After One Year      After 3 Years
                    Within One Year       Through 3 Years     Through 5 Years

Real estate
mortgage               $   755              $     432           $  1,141

Commercial real
estate and
multi-family             1,119                  6,754              2,751

Construction
and land                32,094                  4,174                --

Other                    3,804                     66               138

Unamortized
yield
adjustments(1)            (278)                  (112)               (4)

 Total loans           $37,494               $ 11,314          $  4,026


                    After 5 Years
                    Through 10 Years      Beyond 10 Years         Total

Real estate
mortgage               $ 6,559               $292,392          $301,279

Commercial real
estate and
multi-family            15,636                 50,309           76,569

Construction
and land                   244                  1,658           38,170

Other                    1,109                     87            5,204

Unamortized
yield
adjustments(1)             (86)                (1,396)          (1,876)

 Total loans           $23,462               $343,050         $419,346

     (1) Deferred loan fees and discounts

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid.
     The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

The following table sets forth the dollar amount of all loans due after March 31, 1997, which have fixed interest rates and floating or adjustable interest rates (in thousands).

                           Fixed           Floating or
                           Rates         Adjustable Rates         Total

Real estate mortgage      $163,174           $137,350            $300,524

Commercial real estate
 and multi-family            7,832             67,617              75,450

Construction and land        1,531              4,545               6,076

Other                        1,400                 --               1,400

Unamortized yield
 adjustments                  (834)              (764)             (1,598)

 Total                    $173,104           $208,748            $381,852

Loan Servicing

General: The Bank receives fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments and managing the loan portfolio. At March 31, 1996, the Bank was servicing $221.2 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Bank receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the lender for which the Bank incurs no interest expense but is able to invest. At March 31, 1996, the Bank held $4.0 million in escrow for its portfolio of loans serviced for others.

Loan Servicing Portfolio: The loan servicing portfolio at March 31, 1996 was composed primarily of $59.6 million of FNMA mortgage loans and $150.8 million of FHLMC mortgage loans. The balance of the loan servicing portfolio at March 31, 1996 consisted of loans serviced for a variety of private investors. At March 31, 1996, the portfolio included loans secured by property located primarily in the State of Washington. For the year ended March 31, 1996, loan servicing fees totaled $799,000.

Purchased Mortgage Servicing Rights: In addition to maintaining the loan servicing rights on some of the loans that the Bank originates and sells in the secondary market, the Bank has also purchased mortgage servicing rights (PMSRs). The cost of PMSRs are capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. Management periodically evaluates the estimates and assumptions used to determine the carrying values of PMSRs and the amortization of PMSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. At March 31, 1996, PMSRs were carried at a value by the Bank of $427,000. PMSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.

The purchase of loan servicing rights by the Bank involves a detailed analysis of the mortgage portfolio being offered for sale. When a request for bids is received, the Bank evaluates the pertinent information, including types of loans, escrow balances, delinquency rate, weighted average coupon, weighted average maturity, foreclosure rates and average principal balance on the servicing, to determine the appropriate purchase price. A bid, subject to due diligence, is then submitted. After a bid is accepted, the Bank reviews all aspects of the loans to assure that the portfolio is as represented and reserves the right to withdraw the bid if the portfolio is found to be different from what was represented. The Bank receives seller warranties and representations regarding the adequacy of prior loan servicing and origination procedures. For the year ended March 31, 1996 the Bank purchased PMSRs with a cost of $176,000.

                                  Asset Quality

Federal regulations require that the Bank review and classify its problem assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The Bank's asset classification committee meets at least monthly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves. The committee reports to the Board of Directors quarterly as to the current status of classified assets and action taken in the preceding quarter.

At March 31, 1996, 1995 and 1994, the aggregate amounts of the Bank's classified assets (as determined by the Bank) were as follows (in thousands):

                                     At  March 31,
                          1996             1995               1994

Loss                    $   --           $   --             $   --
Doubtful                    --               --                 --
Substandard assets       1,367            1,208              1,491
Special mention             --               --                 --


Non-performing Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. The first notice is mailed to the borrower 17 days after the payment due date and attempts to contact the borrower by telephone begin within five days after the late notice is mailed to the borrower. If the loan is not brought current by 30 days after the payment due date, the Bank will mail a second written notice to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Generally, within 30 to 45 days into the delinquency procedure, the Bank notifies the borrower that home ownership counseling is available. In most cases, delinquencies are cured promptly; however, if after 90 days of delinquency, no response has been received nor an approved reinstatement plan established, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans after 90 days of delinquency is no longer accrued and the full amount of accrued and uncollected interest is reversed.

The Bank has reduced its non-performing assets from $5.2 million at March 31, 1992 to $1.3 million at March 31, 1996 primarily through foreclosure on non-performing loans and the subsequent sale of real estate owned and by working with borrowers to return nonaccruing loans to accruing status.

The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, at the dates indicated.

                                           At March 31,
                     1996       1995         1994          1993           1992
                                    (Dollars in thousands)
Loans accounted for
on a nonaccrual basis:
 Real estate -
  One- to four-
   family           $ 526      $  336      $  391        $    3        $  329
  Construction
  and land             --          --          --            --           202
  Commercial and
  multi-family         --          --         280         2,561         3,910
 Consumer and other    --           5          13            16            20
  Total               526         341         684         2,580         4,461
Accruing loans
which are
contractually
past due 90
days or more:
 Real estate -
  One- to four-
   family              --          --          --             --           --
  Construction
   and land            --          --          --             --           --
  Commercial
   and multi-
   family              --          --          --             --           --
 Consumer and
  other                12          --          --             --           --
   Total               12          --          --             --           --

 Total non-performing
  loans               538         341         684          2,580        4,461

Real estate held
 for sale             712         588         750          1,663          728
 Total non-performing
  assets          $ 1,250     $   929     $ 1,434       $  4,243      $ 5,189

Restructured
 loans (1)        $   156     $   165     $    --       $    139      $   164

Total non-
 performing
 loans to
 net loans           0.13%       0.11%       0.28%          1.09%        1.88%
Total non-
 performing
 loans to
 total assets        0.07%       0.07%       0.16%          0.68%        1.24%
Total non-
 performing
 assets to
 total assets        0.17%       0.19%       0.34%          1.12%        1.45%

(1) These loans are performing under their restructured terms but are classified substandard.

For the year ended March 31, 1996, $21,600 in interest income would have been recorded had nonaccrual loans been current, and no interest income on such loans was included in net income for such period.

                               Allowance for Loan Losses

General: The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.

In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for possible loan losses against the Bank's income.

On April 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors f or Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loans' observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on the Company's financial condition or results of operations. Prior to the adoption of these statements a reserve for specific losses was provided for loans when any significant, permanent decline in value was deemed to have occurred. As of March 31, 1996, the Company had no impaired loans as defined by the statement. The statements also apply to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At March 31, 1996, the Company had $156,000 of restructured loans, though performing, were classified substandard.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared.

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. At March 31, 1996, the Bank had no specific loss allowances.

A provision for losses is charged against income on a monthly basis to maintain an adequate allowance. At March 31, 1996, the Bank had an allowance for loan losses of $4.1 million which represented .89% of total loans. Management believes that the amount maintained in the allowance will be adequate to absorb possible losses in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

Real Estate Held for Sale: Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs), or fair value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price less selling and holding costs. At March 31, 1996, the Bank had $712,000 of real estate owned.

The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated.

                                 Year Ended March 31,
                 1996          1995           1994        1993           1992
                               (Dollars in thousands)


Allowance at
 beginning of
 period        $ 3,549       $ 3,429        $ 3,105      $ 2,219       $ 2,094

Provision for
 loan losses       524           391            440        1,335           710

Recoveries:
 Residential
  real estate       --            --             --           --            --
 Commercial
  and multi-
  family real
  estate            --            --             --           --            --
 Construction
  and land          --            --             --           --            --
 Consumer and
  other             --            --              2           --            --
 Total recoveries   --            --              2           --            --

Charge-offs:
   Residential
    real estate     --            --             15           --            --
   Commercial
    and multi-
    family real
    estate          --           271            101          444           571
   Construction
    and land        --            --             --           --            --
   Consumer and
    other           22            --              2            5            14
   Total charge-
    offs            22           271            118          449           585
   Net charge-offs  22           271            116          449           858
   Balance at end
    of period   $ 4,051      $ 3,549        $ 3,429      $ 3,105       $ 2,219

Ratio of allowance
 to total loans
 outstanding at
 the end of the
 period            0.89%        1.06%         1.20%        1.13%         0.85%

Ratio of net loan
 charge-offs to
 the average net
 book value of
 loans outstanding
 during the period 0.01%        0.10%          .05%        0.19%         0.25%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.


                                                             At March 31,
                        1996               1995                1994
                            Percent              Percent              Percent
                            of Loans             of Loans             of Loans
                            in Each              in Each              in Each
                            Category             Category             Category
                            to Total             to Total             to Total
                 Amount     Loans      Amount    Loans      Amount    Loans
                                       (Dollars in thousands)

Specific loss
 allowances:
  One- to
  four-
  family        $  --       68.24%     $  11     59.81%      $  11      46.84%

  Commercial
  and multi-
  family           --       16.99         46     22.01         317      24.38

  Construction
  and land         --       13.62         --     17.36          --      27.69


  Consumer and
  other            --        1.15         --      0.82          --      1.09

Unallocated
 loss
 allowance(1)   4,051         N/A      3,492       N/A       3,101       N/A

Total allowance
 for loan
 losses        $ 4,051     100.00%   $ 3,549    100.00%    $ 3,429    100.00%


                        1993               1992
                            Percent              Percent
                            of Loans             of Loans
                            in Each              in Each
                            Category             Category
                            to Total             to Total
                 Amount     Loans      Amount    Loans
                          (Dollars in thousands)

Specific loss
 allowances:
  One- to
  four-
  family        $   26      56.60%   $    26     52.31%

  Commercial
  and multi-
  family           418      27.76        483     33.85

  Construction
  and land          --      14.72         --     12.66

  Consumer and
  other             --       0.92         --      1.18

Unallocated
 loss
 allowance(1)    2,661        N/A      1,710       N/A

Total allowance
 for loan
 losses        $ 3,105     100.00%   $ 2,219    100.00%

_________
(1) The Bank establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured). The remainder of the allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

                               Investment Activities

Under Washington law, savings banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of States and their political sub-divisions. The investment policy of the Bank, is designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Bank's policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities includes those issued or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association
(FNMA), Government National Mortgage Association (GNMA) and privately-issued collateralized mortgage-backed securities that have an AA credit rating or higher. A high credit rating indicates only that the rating agency believes there is a low risk of default. However, all of the Bank's investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other condition may cause a change in an investment's market value.

At March 31, 1996, the Company's investment portfolio totaled $293.7 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Bank's loan originations, deposits and other activities.

During 1995, the Financial Accounting Standards Board (FASB) issued a report entitled A Guide to Implementation of Statement 115 in Accounting for Certain Investments in Debt and Equity Services, Questions and Answers that allowed companies a one-time reassessment and related reclassification from the held-to-maturity category to the available-for-sale category without adverse accounting consequences for the remainder of the portfolio. The Bank reclassified $142.5 million of its "held-to-maturity" securities into the "available for sale" category on November 30, 1995. Approximately $86.6 million mortgage-backed-obligations, $28.3 million corporate bonds and $27.6 million of municipal bonds were re-classified as "available-for-sale." Net unrealized gains and losses related to the securities transfer were immaterial. Management realizes this decision will subject the equity on the balance sheet to changes based upon fluctuation in the fair value of the securities portfolio, but believes that this is a prudent approach to portfolio management allowing the Company flexibility to respond to changes in market and economic conditions and opportunities.

During 1996 investments and securities increased by $123.7 million. Holdings of mortgage-backed securities increased $86.9 million and U.S. Treasury and agency obligations increased $58.0 million. Ownership of corporate securities decreased $21.0 million as a result of sales and bond calls. The increase in U.S. Treasury and agency obligations primarily reflects the short-term investment of net stock conversion proceeds retained by the Company.

1996 growth in mortgage-backed securities was funded primarily by Federal Home Loan Bank (FHLB) borrowings and reverse repurchase agreements. The goal of these asset acquisitions was to earn net interest income on the interest rate differential between an earning asset and funding liability. During this period the Bank acquired adjustable rate mortgage-backed securities with a March 31, 1996, book value of $49.1 million and fixed rate mortgage-backed securities with a book value of $40.2 million. The floating rate securities acquired generally have interest rates that adjust monthly based upon changes in Libor or constant maturity treasury indices and were funded with borrowings using similar indices that also reprice monthly. The fixed rate securities acquired were generally funded with term borrowings with maturities ranging from one month to five years. The principle risks associated with these transactions are the interest rate risk resulting from mismatched repricing and maturity characteristics, including differing terms to maturity, interest rate caps, basis risk, and the uncertainty of mortgage prepayments.

During fiscal years 1994 and 1995, the Bank also used FHLB advances to acquire certain corporate and mortgage-backed securities with a goal of earning net interest income. In fiscal 1994, the Bank used $10 million in fixed-rate advances to purchase fixed rate corporate and mortgage-backed securities. The principle risks of these transactions are the credit worthiness of the corporate issuers and prepayments or extension risks of the mortgage-backed assets. During fiscal 1995, the Bank obtained approximately $30 million of FHLB advances with short-term fixed rates or monthly or quarterly adjusting interest rates. These funds were used to acquire approximately $19 million of floating rate corporate debt securities, with interest rates adjusting quarterly and tied to the two year Constant Maturity Treasury (CMT) rate, $4 million of floating rate corporate securities with interest rates tied to the prime lending rate, and $7 million of monthly floating rate mortgage-backed securities with interest rates tied to the seven and ten year CMT rates. The principle risks associated with these transactions are the basis risks derived from differing repricing indices and prepayment or extension risks of mortgage-related assets. During fiscal year 1996 the Bank sold all of the two year CMT floating rate corporate securities and repaid the associated borrowings.

On March 31, 1996, these 1994, 1995, and 1996 interest rate spread transactions had remaining outstanding book values of $110.8 million with an estimated weighted average spread of 1.61%. Under certain interest rate economic conditions these spread transactions may produce negative rates of return.

Mortgage-Backed and Mortgage Related Securities: The Bank has purchased mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Bank as a result of the guarantees provided by FHLMC, FMNA, and GNMA; (iii) enable the Bank to use mortgage-backed securities as collateral for financing; and (iv) increase the Bank's liquidity. The Bank has invested primarily in federal agency mortgage-backed securities, principally FNMA, FHLMC and GNMA. The Bank also invests in collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs). At March 31, 1996, net mortgage-backed securities totaled $177.2 million, or 23.8% of total assets. At March 31, 1996, 69.2% of the mortgage-backed securities were adjustable-rate and 30.8% were fixed-rate.
The estimated fair value of the Bank's mortgage-backed securities at March 31, 1996, was $177.2 million, which is $1.1 million less than the amortized cost of $178.3 million. At March 31, 1996 the Bank's portfolio of mortgage-backed securities had a weighted average coupon of 7.10% and the estimated weighted average life was 12.3 years.

Mortgage-backed participation certificates (PC's) are pass-through certificates typically representing a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Bank. Mortgage participation certificates generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, PC's are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit the Bank to optimize its regulatory capital because of low risk weighting.

Mortgage-backed securities known as CMOs and REMICs are mortgage-related obligations and are often considered as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities into two or more classes (or tranches) with different maturity or risk characteristics designed. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Bank prohibit the purchase of CMOs and REMICs classified as high risk by the Financial Federal Institutions Examination Council (FFIEC). At March 31, 1996 the Bank held CMOs and REMICs with a net carrying value of $130.8 million. At that date, one FHLMC CMO with a carrying value of $405,000 was identified as a high risk security under the FFIEC standards and is included in the Bank's available for sale portfolio.

Of the Bank's $177.2 million mortgage-backed securities portfolio at March 31, 1996, $124.0 million with a weighted average yield of 6.40% had contractual maturities within ten years and $53.2 million with a weighted average yield of 7.59% had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums paid and thereby reduce the net yield on such
securities.   Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs or CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs and CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

Municipal Bonds: The Bank's tax exempt municipal bond portfolio, which at March 31, 1996, totaled $29.4 million at estimated fair value ($28.0 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various authorities, hospitals, water and sanitation districts located in the states of Washington and Oregon. At March 31, 1996, general obligation bonds and revenue bonds totaled $17.0 million and $12.4 million, respectively. Most of the municipal bonds are not rated by a nationally recognized credit rating agencies (e.g., Moody's or Standard and Poor's). At March 31, 1996, the Bank's municipal bond portfolio had an average life of approximately 12 years and average coupon rate of 6.73%. The largest security in the portfolio was a revenue bond issued by the City of Kent, Washington, with an amortized cost of $3.75 million and a fair value of $3.75 million. Because interest earned on municipal bonds is exempt from federal, state and local income taxes, the municipal bond portfolio has contributed to an effective income tax rate for the Bank that is below the normal corporate tax rate.

Corporate Bonds: The Bank's corporate bond portfolio, which totaled $11.6 million at fair value ($11.6 million at amortized cost) at March 31, 1996, was composed of short to intermediate-term, floating-rate investment grade issues ($6.0 million fair value) and short to intermediate-term fixed rate securities ($5.6 million fair value). At March 31, 1996, the portfolio had an estimated average life of 3.3 years and a weighted average coupon rate of 6.67%. The longest term bond, which had an amortized cost of $2.1 million and a term to maturity of 12.4 years, was subject to put options in favor of the Bank exercisable in 1998 and 2003.

U.S. Government and Agency Obligations: The Bank's portfolio of U.S. Government and agency obligations had a fair value of $17.3 million ($17.4 million at amortized cost) at March 31, 1996. The Bank has invested a small portion of its securities portfolio in structured notes. The structured notes in which the Bank has invested provide for periodic adjustments in coupon rates on specified dates based on various indices and formulae. At March 31, 1996, structured notes, which totaled $4.0 million at fair value ($4.0 million at amortized cost), consisted of U.S. Government agency obligations with a weighted average maturity of 1.9 years and an average yield of 5.4%. In addition the Company's (unconsolidated holding company) portfolio of U.S. Government and agency securities totaled $53.0 million ($53.0 million at amortized cost) and had a weighted average maturity of less than thirty days.

Off Balance Sheet Derivatives: Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Bank generally has not invested in, "off balance sheet" derivative instruments, although the Bank's investment policies authorize such investments. On March 31, 1996 the Bank had a forward commitment to purchase a $5.3 million fixed rate CMO on April 29, 1996.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as available for sale (in thousands).

                                        At March 31,
                     1996                  1995                  1994
                        Percent               Percent                 Percent
            Carrying      of       Carrying      of      Carrying        of
             value*     Total       value*    Total       value*       Total

U.S.
Government
Treasury
and agency
obligations $ 70,389   24.13%     $ 12,375     53.63%    $ 9,412      53.92%

 Municipal
  bonds       29,365   10.07            --        --          --         --

 Corporate
  bonds       11,632    3.99         4,247     18.40       4,754      27.24

 Other         3,116    1.07         2,705     11.72          --         --

Mortgage-
backed
or related
securities
 Mortgage-
 backed
 securities:
  GNMA        22,181    7.60            --        --          --         --

  FHLMC        5,010    1.72            --        --          --         --

  FNMA         8,413    2.88            --        --          --         --

  Private
   issue      10,760    3.69            --        --          --         --

   Total
   mortgage-
   backed
   securities 46,364   15.89            --        --          --         --

Mortgage-
related
securities
 CMOs-
  agency
  backed     104,771    35.92        2,105      9.12       3,288      18.84

 CMOs-
  Non-
  agency      26,050     8.93        1,645      7.13          --         --

 Total
 mortgage-
 related
 securities  130,821    44.85        3,750     16.25       3,288      18.84

  Total      177,185    60.74        3,750     16.25       3,288      18.84

Total
securities
available
for sale    $291,687   100.00%    $ 23,077    100.00%   $ 17,454     100.00%

   *Securities classified as available for sale are carried at estimated market value.

The following tables set forth certain information regarding carrying values and market values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as held to maturity.

                                        At March 31,
                              1996                           1995
                             Est.      Percent               Est.      Percent
                 Carrying    Market      of      Carrying    Market    of
                 value       value     Total     value       value     Total
                                        (Dollars in thousands)

U.S. Government
Treasury and
agency
obligations    $  --      $   --        --%     $   --     $    --        --%

Municipal
 bonds            --          --        --      27,796      28,641     18.92

Corporate
 bonds            --          --        --      28,352      28,240     19.29

Certificates
 of deposit    2,059       2,059    100.00       4,217       4,217      2.87

Other             --         --         --         --          --        --

Mortgage-backed
 or related
 securities
Mortgage-backed
 securities:
  GNMA            --         --         --      2,393       2,431      1.63
  FHLMC           --         --         --      5,721       5,851      3.89
  FNMA            --         --         --     10,288      10,296      7.00
  Total
  mortgage-
  backed
  securities      --         --         --     18,402      18,578    12.52

Mortgage-
related
securities
 CMOs-agency
  backed          --         --         --     55,181     52,291     37.56
 CMOs-
 Non-
 agency           --         --         --     12,983     12,300      8.84
 Total
 mortgage-
 related
 securities       --         --         --     68,164     64,591     46.40

   Total          --         --         --     86,566     83,169     58.92

Total
securities
held to
maturity     $ 2,059    $ 2,059     100.00%  $146,931   $144,267    100.00%

                          At March 31,
                              1994
                             Est.      Percent
                 Carrying    Market      of
                 value       value     Total
                    (Dollars in thousands)

U.S. Government
Treasury and
agency
obligations  $ 5,990    $ 5,975       4.22%

Municipal
 bonds        28,161     29,132      19.83

Corporate
 bonds         6,892      6,916       4.85

Certificates
 of deposit   14,231     14,231      10.02

Other          2,049      2,681       1.44

Mortgage-backed
 or related
 securities
Mortgage-backed
 securities:
  GNMA         2,638      2,727       1.86
  FHLMC        7,463      7,734       5.25
  FNMA        12,712     12,902       8.95

  Total
  mortgage-
  backed
  securities  22,813     23,363      16.06

Mortgage-
related
securities
 CMOs-agency
  backed      61,892     62,218      43.58

 CMOs-
 Non-
 agency           --         40         --

 Total
 mortgage-
 related
 securities   61,892     62,258      43.58

   Total      84,705     85,621      59.64

Total
securities
held to
maturity    $142,028   $144,556     100.00%

The following tables show the maturity or period to repricing of the Company's consolidated portfolio of securities (dollars in thousands):

                                        At March 31, 1996
                                        Over One to          Over Five to
              One Year or Less          Five Years           Ten Years
                       Weighted                 Weighted              Weighted
            Carrying   Average     Carrying     Average   Carrying    Average
            Value      Yield       Value        Yield     Value       Yield

Available
for Sale

U.S.
Government
Treasury
and
agency
obligations
 Fixed
 rate      $ 57,044     5.34%      10,362       5.69%    $   --        --%

 Adjustable
 rate         2,983     5.33           --         --         --        --
             60,027     5.34       10,362       5.69         --        --

Municipal
bonds           493     6.01        5,078       6.93      7,231       6.09

Corporate
 bonds
  Fixed
  rate           --       --        5,630       7.19         --         --

  Adjustable
  rate        6,002     6.05           --         --         --         --
              6,002     6.05        5,630       7.19         --         --

Mortgage-
backed
obligations:
 Fixed
 rate             9    13.95        1,129       7.03        253       8.99

 Adjustable
 rate         9,283     7.07        1,038       6.99         --         --
              9,292     7.07        2,167       7.01        253       8.99

Mortgage-
related
obligations:
 Fixed
 rate            --       --           --         --         --         --

 Adjustable
 rate       112,270     6.33           --         --         --         --
            112,270     6.33           --         --         --         --

Total
mortgage-
backed
or
related
obliga-
tions      121,562     6.38        2,167       7.01        253       8.99

 Other-
  stock      3,116     7.41           --         --         --         --

 Total
 securities
 available
 for sale-
 carrying
 value     $191,200     5.99%    $ 23,237       6.51%  $  7,484       6.19%

Total
securities
available
for sale-
amortized
cost       $191,186               $ 23,026             $  7,206

Held to Maturity
Certificates
of deposit-
fixed
rate       $  1,079     5.68%     $    980      5.08%  $     --         --%

                                        At March 31, 1996
              Over Ten to                  Over
              Twenty Years              Twenty Years           Total
                       Weighted                 Weighted              Weighted
            Carrying   Average     Carrying     Average   Carrying    Average
            Value      Yield       Value        Yield     Value       Yield

Available
for Sale

U.S.
Government
Treasury
and
agency
obligations
 Fixed
 rate      $  --       --%     $    --           --%    $ 67,406      5.39%

 Adjustable
 rate         --       --           --           --        2,983      5.33
              --       --           --           --       70,389      5.39

Municipal
bonds     10,996     6.73        5,567         7.23       29,365      6.69

Corporate
 bonds
  Fixed
  rate        --       --           --           --        5,630     7.19

  Adjustable
  rate        --       --           --           --        6,002     6.05
              --       --           --           --       11,632     6.59

Mortgage-
backed
obligations:
 Fixed
 rate     13,159     8.00       21,493         7.78      36,043     7.85

 Adjustable
 rate         --       --           --           --      10,321     7.06
          13,159     9.00       21,493         7.78      46,364     7.67

Mortgage-
related
obligations:
 Fixed
 rate      9,138     7.09        9,413         7.08      18,551     7.09

 Adjustable
 rate         --       --           --                  112,270     6.33
            9,138    7.09        9,413         7.08     130,821     6.43

Total
mortgage-
backed
or
related
obliga-
tions      22,297     7.63      30,906        7.57      177,185     6.76

 Other-
 stock         --       --          --          --        3,116     7.41

 Total
 securities
 available
 for sale-
 carrying
 value   $ 33,293     7.35%    $ 36,473       7.52%    $291,687     6.38%

Total
securities
available
for sale-
amortized
cost     $ 32,601              $ 36,496                $290,515

Held to Maturity
Certificates
of deposit-
fixed
rate     $     --       --     $     --         --     $  2,059     5.39%

               Deposit Activities and Other Sources of Funds

General: Deposits, FHLB advances (or borrowings) and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes. The Bank does not currently solicit brokered deposits.

Deposit Accounts: Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly.

The Bank competes with other financial institutions and financial intermediaries in attracting savings deposits. Competition from mutual funds has been particularly strong in recent years due to the performance of the stock market. In addition, there is strong competition for savings dollars from commercial banks, credit unions, and nonbank corporations, such as securities brokerage companies and other diversified companies, some of which have nationwide networks of offices.

In recent years, deposit growth has resulted almost exclusively from the opening of new branch offices and the crediting of interest. The Bank has been most successful in attracting a broad range of retail time deposits and, at March 31, 1996, had a total of $273.0 million in retail time deposits, of which $233.7 million had original maturities of one year or longer. The most popular time deposit is the one year certificate, which totaled $108.4 million at March 31, 1996.

As illustrated in the following table, certificates of deposit accounted for a larger percentage of the deposit portfolio than did savings and other transaction accounts at March 31, 1996. As a result, the Bank believes that its cost of funds has generally exceeded that of its peers, but has been offset by the yields earned on the Bank's interest-earning assets, particularly the construction loan portfolio which generally earns greater yields than the one-to four-family residential loan portfolio to compensate for the greater risk inherent in construction lending.

The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated (in thousands).

                                             At March 31,
                           1996                        1995                    1994
                           % of   Increase             % of    Increase              % of
                Amount     Total  (Decrease)   Amount  Total  (Decrease)   Amount   Total

NOW checking    $38,996    10.42%  $3,482    $ 35,514   9.86%  $(1,500)  $ 37,014  10.50%
Regular savings
 accounts        32,498     8.69   (4,712)     37,210  10.33%   (7,790)    45,000  12.76
Money market
 accounts        29,587     7.91   (1,091)     30,678   8.51    (8,462)    39,140  11.10
Certificates
 which
 mature:
  Within 1 year 178,422    47.70   19,976     158,446  43.97    29,043    129,043  36.61
  After 1 year,
   but within
   2 years       31,650     8.46   (5,227)     36,877  10.23     5,756     31,121   8.83
  After 2 years,
   but within
   5 years       44,092    11.79      952      43,140   11.9    73,897     39,243  11.13
  Certificates
   maturing
   thereafter    18,819     5.03      332      18,487   5.13   (13,499)    31,986   9.07

     Total    $ 374,064   100.00% $13,712    $360,352 100.00%   $7,805  $ 352,547 100.00%

The following table sets forth the savings activities of the Bank for the periods indicated (in thousands).

                                   Year Ended March 31,
                            1996            1995         1994

Beginning balance         $360,352        $352,547     $327,100
Net increase
 (decrease)
 before interest
 credited                   (5,264)         (7,674)      10,559
Interest credited           18,976          15,479       14,888
Net increase in
 savings deposits           13,712           7,805       25,447

Ending balance            $374,064        $360,352     $352,547

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 1996. Jumbo certificates of deposit require a minimum deposit of $100,000 and rates paid on such accounts are negotiable (in thousands).


Maturity Period                       Certificates
                                       of deposits

Three months or less                     $12,608
Three through six months                   6,007
Six through twelve months                 12,938
Over twelve months                        13,900

   Total                                 $45,453

Borrowings: Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank also uses borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to more effectively leverage its capital position. The FHLB-Seattle serves as the Bank's primary borrowing source. Advances from the FHLB-Seattle are typically secured by the Bank's first mortgage loans. At March 31, 1996, the Bank had $179.4 million of borrowings from the FHLB-Seattle at a weighted average rate of 5.43%. The Bank has been authorized by the FHLB-Seattle to borrow up to 40% of the Bank's total assets under a blanket floating lien security agreement, permitting a borrowing capacity of $276.3 million at March 31, 1996. Additional funds may be obtained through commercial banking credit lines or reverse repurchase agreements. The Bank's borrowings of this nature were $9.8 million on March 31, 1996.

The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

The Bank also uses retail repurchase agreements due generally within 90 days as a source of funds. At March 31, 1996, retail repurchase agreements totaling $9.8 million with interest rates from 3% to 8% are secured by a pledge of certain FNMA and FHLMC mortgage-backed securities with a market value of $11.1 million.

(See "Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources".)

The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and for the periods indicated (dollars in thousands):

                                         At March 31,
                               1996        1995       1994
Weighted average rate
  at year end on:
   Securities sold under
     agreements to repurchase   5.35%       6.04%    4.41%
     FHLB advances              5.43        6.35     5.13


                                         At March 31,
                                    1996      1995       1994

Maximum amount of borrowings
 outstanding at any month end:
   Securities sold under
    agreements to repurchase      $ 19,652  $  8,040   $  7,550
   FHLB advances                   179,419    72,135     10,158
  Approximate average short-term
 borrowings out-standing with
 respect to:
   Securities sold under
    agreements to repurchase         7,620     7,424      6,877
   FHLB advances                    66,252    42,419      9,712
 Approximated weighted average
 rate paid on:(1)
   Securities sold under
    agreements to repurchase          6.15%     5.08%      4.61%
   FHLB advances                      5.80      5.60       5.17

(1) Computed using the weighted rates of each individual transaction.

                           Personnel

As of March 31, 1996, the Bank had 156 full-time and 21 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees is good.

                           Taxation

For Federal income tax purposes, the Company reports its consolidated income and expenses using the accrual method of tax accounting and uses the calendar year as its tax year. Except for the bad debt reserve deduction and interest expense rules pertaining to certain tax exempt income applicable to banks, the Company is subject to federal income tax, under existing provisions of the Code, in generally the same manner as other corporations. Legislation has been introduced in Congress that would do away with the thrift bad debt deduction and require thrifts to calculate a bad debt deduction based on actual losses. If enacted, such legislation would require the Company to recapture its post-1987 thrift bad debt reserves over a six-year period. As of March 31, 1996 the post-1987 reserve totaled $1.5 million. Such legislation would not require the Company to recapture $5.3 million of pre-1988 thrift bad debt reserve. The post-1987 reserve has been fully provided for in the deferred tax liability and, thus, enactment of the legislation as currently proposed would have no adverse effect on the Company's results of operations or financial condition.

The State of Washington does not currently have a net income tax. A business and occupation tax based on a percentage of certain gross receipts is assessed on businesses. Currently, interest received on loans secured by first mortgages or deeds of trust on residential properties is not subject to such tax. However, it is possible that legislation will be introduced which would repeal or limit this exemption.

If and to the extent the Company carries on activities in other states, it may in certain circumstances be subject to such states' tax laws.

                      Environmental Regulation

The business of the Company is affected from time to time by federal and state laws and regulations relating to hazardous substances. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect the Company both as an owner of branches and other properties used in its business and as a lender holding a security interest in property which is found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect the Company's decision of whether or not to foreclose on a property.

Before foreclosing on commercial real estate, it is the Company's general policy to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause the Company to elect not to foreclose on the property, thereby reducing the Company's flexibility in handling the loan

                           Competition

The Bank encounters significant competition both in attracting deposits and in originating real estate loans. Its most direct competition for deposits has come historically from commercial banks, other savings bank, savings associations and credit unions in its market area. More recently, the Bank has witnessed an increased level of competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles. The Bank expects continued strong competition from such financial institutions and investment vehicles in the foreseeable future. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk of loss of principal, convenience of locations and other factors. The Bank competes for savings by offering depositors a variety of deposit accounts and financial services at competitive rates, convenient business hours, and a high level of personal service and expertise.

The competition for real estate loans comes principally from commercial banks, brokers, mortgage banking companies, and other savings banks. The competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Bank's market area as well as the increased efforts by commercial banks to expand mortgage loan originations.

The Bank competes for loans primarily through offering competitive rates and fees and providing excellent services to borrowers and home builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

                             Regulation
The Bank

General: As a state-chartered, federally insured savings bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the State of Washington, Department of Financial Institutions, Division of Banks (Division) and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of the State of Washington, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

State Regulation and Supervision: As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington law and the regulations of the Division adopted thereunder. Washington law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division.

Deposit Insurance: The FDIC insures deposits at the Bank to the maximum extent permitted by law. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under
Section 38 of the Federal Deposit Insurance Act (FDIA), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Bank's assessments expensed for the year ended March 31, 1996, equaled $843,000 and were based on a .23% assessment rate.

Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well- managed financial institutions that are members of BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. With respect to SAIF member institutions, the FDIC has retained the existing rate schedule of 23 to 31 basis points. Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring SAIF members like the Bank to pay a one-time assessment to increase SAIF's reserves to $1.25 per $100 of deposits that is expected to be approximately 80 basis points on the amount of deposits held by a SAIF-member institution. Based on the Bank's assessable deposits of $378.7 million at March 31, 1996, a one-time assessment of 80 basis points would equal approximately $3.03 million. After the recapitalization, the SAIF would likely merge with the BIF, and all federally funded institutions would be insured by the same fund and subject to the same premium structure. The one-time pretax charge would affect net income for the year; however, the lower premiums under the BIF would lead to an insurance cost savings of approximately $700,000 annually. The reduction in BIF premiums places SAIF- insured institutions, such as the Bank, at a competitive disadvantage because BIF-insured institutions may be able to offer more attractive loan rates, deposit rates, or both. The magnitude of this potential competitive disadvantage and its potential impact on the Bank's results of operations cannot be determined at this time.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Bank.

Prompt Corrective Action: Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

At March 31, 1996, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Standards for Safety and Soundness: The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (Guidelines) to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements: The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. Based on the definitions contained in the FDIC's capital regulations, the Bank had a Tier 1 leverage capital ratio of 13.42% as of March 31, 1996.

The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to
Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. Beginning in September 1995, the FDIC will include in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

The Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

Activities and Investments of Insured State-Chartered Banks: Section 24 of the FDIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and
(iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange ("listed stock") or shares of a registered investment company ("registered shares"), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 ("measurement period") made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the bank's intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.

FDIC regulations implementing Section 24 of the FDIA provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Loans-to-One-Borrower: The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 1995 the Bank's loans-to-one borrower limit was approximately $14.0 million. At March 31, 1996, the largest aggregate amount of loans by the Bank to any one borrower was approximately $2.9 million, which was composed of eight different loans secured by residential real estate.

Federal Reserve System: In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish\reserves equal to 3% of the first $54.0 million of transaction accounts, of which the first $4.2 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of March 31, 1996, the Bank met its reserve requirements.

Affiliate Transactions: The Company and the Bank are legal entities separate and distinct. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

Community Reinvestment Act: Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

Dividends: Dividends from the Bank will constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company will depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

The amount of dividends actually paid during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

The Company

General: The Company is registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA) and the regulations of the Federal Reserve. The Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full- payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Dividends: The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to FDICIA, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

Bank holding companies, except for certain "well-capitalized" bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption of it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of March 31, 1996 the Company's total risk based capital was 43.80% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 42.68% of risk-weighted assets.

                      MANAGEMENT PERSONNEL

Executive Officers

The following table sets forth information with respect to the executive officers of the Company and the Bank.

                            Position with        Position with
Name           Age (1)        Company                 Bank

Gary L. Sirmon   52  Chief Executive Officer,   Chief Executive
                     President and Director     Officer, President
                                                and Director

D. Allan Roth    59  Secretary/Treasurer        Executive Vice
                                                President and Chief
                                                Financial Officer

Michael K.
 Larsen         53   Vice President             Executive Vice
                                                President and Chief
                                                Lending Officer
- ---------------
(1)  As of March 31, 1996.

Biographical Information

Set forth below is certain information regarding the executive officers of the Company and the Bank. Each resides in Walla Walla and has held his current occupation for the last five years. There are no family relationships among or between the directors or executive officers.

Gary L. Sirmon is Chief Executive Officer, President and a director of the Company and the Bank. He joined the Bank in 1980 as an executive vice president and assumed his current position in 1982.

D. Allan Roth is Executive Vice President and Chief Financial Officer of the Bank and is Secretary/Treasurer of the Company. He joined the Bank in 1965.

Michael K. Larsen is Executive Vice President and Chief Lending Officer of the Bank and is Vice President of the Company. He joined the Bank in 1981.

Item 2 - Properties

The following table sets forth the location and certain other information relating to the Bank's offices as of March 31, 1996.

                                                 Lease
                     Building          Building  Expir- Building
                     Square     Year    Owned/   ation   Owned/
Location    County   Footage   Opened   Leased   Date    Leased

Main Office

10 South
First Avenue
Walla Walla,
Washington   Walla
99362        Walla   20,000     1965     Owned    N/A     Owned

Branch Offices

1 East Alder
Street
Walla Walla,
Washington   Walla
99362        Walla   19,413     1981     Owned    N/A     Owned

1661 West Rose
Street
Walla Walla,
Washington   Walla
99362        Walla   2,500      1993     Owned    N/A     Owned

710 South
Ninth Avenue
Walla Walla,
Washington   Walla
99362        Walla   500        1995     Leased  8/2000   Leased

203 West
First Avenue
Kennewick,
Washington
99336        Benton  9,120      1967     Owned    N/A     Owned

8200 Gage
Boulevard
Kennewick,
Washington
99336        Benton  5,000      1995     Owned    N/A     Owned

1221 Jadwin
Avenue
Richland,
Washington
99352        Benton  6,066      1974     Owned    N/A     Owned

749 Sixth
Street
Clarkston,
Washington
99403        Asotin  10,348     1981     Owned    N/A     Owned

911 East
Edison
Sunnyside,
Washington
98944        Yakima  5,900      1977     Owned    N/A     Owned

502 West
Yakima
Avenue,
Yakima
Washington
98902        Yakima  8,754      1982     Owned    N/A     Owned

3030 West
Nob Hill
Boulevard
Yakima,
Washington
98902        Yakima  2,388      1982     Owned    N/A     Owned

4001 Summit-
view Avenue
Suite 23
Yakima,
Washington
98908        Yakima  2,400      1982     Leased   6/1998  Leased

4104 Terrace
Heights
Drive Yakima,
Washington
98901        Yakima  2,388      1982     Owned    N/A     Owned

105 South First
Street Selah,
Washington
98942        Yakima  3,312      1982     Owned    N/A     Owned

501 North
Mission Street
Wenatchee,
Washington
98801        Chelan  6,558      1984     Owned    N/A     Owned

200 Valley
Mall
Parkway
East
Wenatchee,
Washington
98802        Douglas 3,860      1993     Leased   10/1998 Leased

                     Building          Building  Expir- Building
                     Square     Year    Owned/   ation   Owned/
Location    County   Footage   Opened   Leased   Date    Leased

126 East Main
Street
Dayton,
Washington
99328       Columbia 2,000      1992     Owned    N/A     Owned

Loan
Production
Offices

West 201
North River
Drive
Spokane,
Washington
99201       Spokane  1,833      1990     Leased   4/1999  Leased

13555 S.E.
36th Street
Suite 255
Bellevue,
Washington
98006        King    1,767      1987     Leased   12/1998 Leased

10317 122nd
Street East,
Suite B
Puyallup,
Washington
98374        Pierce  1,280      1989     Leased   3/1997  Leased

Item 3 - Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Company and the Bank are not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

                                 Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

First Savings Bank of Washington Bancorp, Inc.'s common stock trades on the Nasdaq National Market under the symbol FWWB. As of March 31, 1996, there were 829 shareholders of record.

The following table shows the high and low common stock prices by quarter.

                                   1996
                             High          Low

First quarter                (*)           (*)
Second quarter               (*)           (*)
Third quarter            $13.25        $12.44
Fourth quarter           $13.50        $12.38

Retained earnings of the Company at December 31, 1995, includes a bad debt reserve for tax purposes of approximately $5.3 million for which no federal income taxes have been provided. In the future, if this tax bad debt reserve is used to pay dividends or for any other purpose except to absorb bad debt losses, or if any of the banking subsidiaries do not meet the 60 percent qualified assets test, the Company will incur a federal income tax liability
at the then prevailing corporate tax rate.   The cash dividends declared by
quarter.

                                           1996

First quarter                            $   (*)
Second quarter                           $   (*)
Third quarter                               .05
Fourth quarter                              .05

(*) The Bank converted from mutual to stock ownership on 10/31/95, therefore data is not meaningful for periods prior to that time.

Item 6 - Selected Financial Data

The following table sets forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. This information is derived from and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto represented elsewhere in this filing. Data for prior to March 31, 1996, was from the former mutual holding company.

FINANCIAL CONDITION DATA:               At March 31,
                        1996      1995      1994      1993     1992
                                         (In thousands)
Total assets         $743,176  $491,368  $425,936  $379,124  $358,457
Loans
 receivable, net      415,295   299,403   246,264   235,960   237,618
Cash, interest-
 bearing deposits
 and investment
 securities (1)       302,772   175,505   165,065   130,595   109,790
Deposits              374,064   360,352      ,547   327,100   305,987
Borrowings            199,071    70,338    17,655     6,515    13,425
Equity               $154,142  $ 50,251  $ 44,931  $ 35,546  $ 29,128
Shares
outstanding            10,077       N/A       N/A       N/A       N/A


                               For the Years Ended March 31,
                        1996      1995      1994      1993      1992
                                     (In thousands)
OPERATING DATA:

Interest income       $41,409  $33,652   $31,342   $31,422   $33,009
Interest expense       23,287   18,230    15,707    16,630    20,245
  Net interest
   income              18,122   15,422    15,635    14,792    12,764
Provision for
 loan losses              524      391       440     1,335       710
 Net interest
  income after
  provision for
  loan losses          17,598   15,031    15,195    13,457    12,054

Gains (losses)
 from sale of
 loans and invest-
 ment securities          387     (121)    3,390    3,353      1,681
Other operating
 income                 1,281    1,219     2,045      834        865
Other operating
 expense               10,383   10,022     8,610    8,390      7,751

Income before
 federal income
 tax provision
 and cumulative
 effect of change
 in accounting         8,883    6,107    12,020    9,254       6,849

Provision for
 income taxes          2,631    1,335     2,635    2,836       1,936

 Income before
  cumulative
  effect of
  change in
  accounting           6,252    4,772     9,385    6,418       4,913

Cumulative effect
 of change in
 accounting               --      396        --       --          --

Net income            $6,252   $5,168    $9,385   $6,418      $4,913

                         (footnotes on following page)

                                      At March 31,
                      1996       1995       1994      1993        1992

OTHER DATA:

Number of:
 Real estate
  loans
  outstanding         6,963      6,604    6,086      5,920       5,474
 Deposit
  accounts           34,590     34,299   32,449     31,024      29,358
 Full service
  offices                16         15       14         12          11
 Loan production
  offices                 3          3        3          3           3

KEY FINANCIAL RATIOS:

     The table below sets forth certain ratios of the Company at or for the periods indicated.

                               At or For the Years Ended March 31,
                           1996      1995      1994      1993     1992

Performance
 Ratios:
 Return on average
  assets (2)              1.11%     1.12%    2.32%      1.76%    1.41%
 Return on average
  equity (3)              6.62     10.85    23.73      20.04    19.21
 Average equity
  to average
  assets                 16.75     10.34     9.77       8.77     7.36
 Average interest
  rate spread (4)         2.49      3.05     3.63       3.80     3.39
 Net interest
  margin (5)              3.33      3.47     4.02       4.21     3.81
 Noninterest
  expense to
  average
  assets                  1.84      2.17     2.13       2.30     2.23

                             At or For the Years Ended March 31,
                         1996      1995      1994      1993     1992

 Average interest-
  earning assets to
  interest-
  bearing
  liabilities          119.80    110.31     109.72     108.62   106.92
 Dividend payout
  ratio                    (*)       (*)        (*)        (*)      (*)

Asset Quality
 Ratios:
 Allowance for
  loan losses as
  a percent of
  total loans at
  end of period          0.89       1.06      1.20       1.13      0.85
 Net loan charge-
  offs as a percent
  of average
  outstanding
  loans during
  the period             0.01       0.10        N/A      0.19      0.25
 Non-performing
  assets as a
  percent of
  total assets           0.17       0.19       0.34      1.12      1.45
 Ratio of
  allowance for
  loan losses to
  non-performing
  loans (6)              7.53      10.41       5.01      1.20      0.50

Consolidated
 Capital Ratio
  Tier I
  leverage
  capital ratio        20.78       10.19      10.55      9.38      8.13

(1)   Includes securities available for sale and held maturity.
(2)   Net income divided by average assets.
(3)   Net income divided by average equity.
(4) Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest income before provision for loan losses as a percent of average interest-earning assets.
(6)   Non-performing loans consist of nonaccrual and 90 days past due loans.

(*) The Bank converted from mutual to stock ownership on 10/31/95, therefore data is not meaningful for these fiscal periods.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and FHLB advances. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income increased for the year when compared to the prior year. This increase in net interest income was largely due to growth in average asset and liability balances. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and investments, as well as its non-interest operating expenses and income tax provisions. As further explained below, the Company's net income increased reflecting higher net interest income, as well as increases in fees and service charges, and a decline in losses on the sale of securities, all of which were somewhat offset by increases in operating expenses and in the provision for income taxes due to greater taxable income and higher effective tax rates.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Comparison of Financial Condition at March 31, 1996 and March 31, 1995

Total assets at March 31, 1996, were $743.2 million compared to $491.4 million at March 31, 1995, an increase of $251.8 million. This increase was due primarily to growth in loans receivable and investment securities and was funded by the net proceeds from the initial public stock offering, borrowings, deposit growth and net income. The amount of net loans receivable, including loans held for sale, increased from $299.4 million at March 31, 1995, to $415.3 million at March 31, 1996, an increase of $115.9 million. Investment securities increased by $123.7 million from $170.0 million at fiscal year end 1995 to $293.7 million at fiscal year end 1996. Other asset changes included increases of $5.3 million in FHLB stock and $795,000 in property and equipment. The increase in property and equipment primarily reflects completion of the Bank's remodeling of administrative offices and the construction of a new branch in Columbia Center; and leasehold improvements and equipment associated with the new Super One grocery store branch.

Total liabilities at March 31, 1996, were $589.0 million compared to $441.1 million at March 31, 1995, an increase of $147.9 million. Deposits increased $13.7 million during fiscal 1996 and totaled $374.1 million at March 31, 1996. FHLB advances increased $116.7 million during the year to $179.4 million at March 31, 1996, compared to $62.7 million at March 31, 1995. This substantial increase in FHLB advances was an important part of management's plan to more effectively leverage the banks strong capital position.

Equity at March 31, 1996, was $154.1 million compared to $50.3 million at March 31, 1995, an increase of $103.8 million. The increase in equity was due to the addition of $98.6 million of net proceeds from the initial stock offering, $6.3 million of retained earnings from net income for fiscal 1996 and the recognition of $622,000 in unrealized gains, net of taxes, on investment securities available for sale, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Comparison of Operating Results for the Years Ended March 31, 1996 and March 31, 1995

General. Net income increased $1.1 million, or 21.0%, from $5.2 million for the year ended March 31, 1995, to $6.3 million for the year ended March 31, 1996. The year to year operating results were primarily affected by an increase in net interest income combined with a decrease in losses from the sale of investments. Net interest income increased $2.57 million from $15.03 million for the year ended March 31, 1995 to $17.6 million for the year ended March 31, 1996, due, in large part, to a $48.5 million increase in the Bank's average balance of net interest-earning assets. For the year ended March 31, 1996, net gains on sales of loans and investments totaled $387,000 compared to net losses of $121,000 for the year ended March 31, 1995. These increases were substantially offset by increases in operating expenses and the provision for income taxes. The Bank's return on average equity decreased from 10.85% for the year ended March 31, 1995, to 6.62% for the year ended March 31, 1996, which was expected due to the large increase in equity from the stock offering.

Interest Income. Interest income for the year ended March 31, 1996, was $41.4 million compared to $33.7 million for the year ended March 31, 1995, an increase of $7.76 million, or 23.1%. The increase in interest income was a result of a $100.3 million growth in average balances of interest earning assets and a slight increase in the average yield on those assets from 7.58% in fiscal 1995 to 7.61 in fiscal 1996. Average loans receivable increased by

$51.7 million, or 18.7%, in 1996. Interest income on loans increased by $4.69 million or 20.6%, reflecting the impact of increased loan volume and a 13 basis point increase in the average yield on the Bank's loans. Loans yielded 8.37% for the year ended March 31, 1996, compared to 8.24% for the year ended March 31, 1995. Loan yields were enhanced by higher rates on new originations and by upward adjustments on most ARM loans.

The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $48.6 million in fiscal 1996, while interest income from those investments rose by $3.06 million compared to 1995.

The average yield on mortgage-backed securities rose slightly from 6.49% in 1995 to 6.65% in 1996. The average yield on investment securities, on the other hand, declined from 6.80% in 1995 to 6.29% in 1996, which reflects the temporary investment of conversion proceeds in lower yielding short-term investments. Interest income on interest-bearing deposits, including certificates and time deposits, increased from $290,000 in 1995 to $913,000 in 1996 as both the average balance and the average yield increased. Earnings on FHLB stock increased by $108,000 reflecting an increase of $1.16 million in the average balance of FHLB stock for fiscal year 1996 and an 82 basis point increase in the average yield on that stock.

Interest Expense. Interest expense for the year ended March 31, 1996, was $23.3 million compared to $18.2 million for the year ended March 31, 1995, an increase of $5.1 million, or 27.7%. The increase in interest expense was due to the $51.8 million growth in average interest-bearing liabilities and a rise in the average rate associated with these liabilities from 4.53% during the year ended March 31, 1995, to 5.12% for the comparable 1996 period. The increase in average interest-bearing liabilities in fiscal 1996 was largely due to a $23.8 million increase in the average balance of FHLB advances. Average FHLB advances totaled $66.3 million during the year ended March 31, 1996, as compared to $42.4 million during the year ended March 31, 1995, resulting in a $1.5 million increase in related interest expense for 1996.
The average rate paid on those advances increased from 5.60% for fiscal 1995 to 5.80% for fiscal 1996. Average deposit balances increased from $352.8 million for the year ended March 31, 1995, to $380.6 million for the year ended March 31, 1996. At the same time, the average rate paid on deposit balances increased from 4.39% for the year ended March 31, 1995, to 4.99% for the year ended March 31, 1996, primarily due to the delayed impact of increases in the general level of market interest rates during the second half of calendar year 1994. Deposit interest expense increased $3.5 million from $15.5 million for the year ended March 31, 1995, to $19.0 million for the year ended March 31, 1996. Other borrowings, which were primarily retail repurchase agreements with customers, and its related interest expense increased marginally in 1996, effecting increases in both the average balance and the average rate paid on these accounts. The average balance for other borrowings including other repurchase agreements was $7.4 million for the year ended March 31, 1995, compared to $7.6 million for the year ended March 31, 1996, and the related expense increased $92,000, from $377,000 to $469,000 for the respective years.

Provision for Loan Losses. During the year ended March 31, 1996, the Bank's provision for loan losses was $524,000, compared to $391,000 for the year ended March 31, 1995, an increase of $133,000. The increase in the provision for estimated loan losses is, primarily attributable to the overall increase in net loans receivable from $299.4 million at March 31, 1995, to $415.3 million at March 31, 1996. The allowance for loan losses, net of charge-offs, increased by $622,000 to $4.1 million at March 31, 1996 compared to $3.5 million at March 31, 1995. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgements different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Bank's control.

Other Operating Income. Other operating income increased from $1.1 million for the year ended March 31, 1995 to $1.7 million for the year ended March 31, 1996. The increase was primarily due to a $547,000 reduction in net losses from sale of investments. Other operating income increases in 1996 included loan servicing fees, which increased $95,000 to $799,000 in fiscal 1996 from $704,000 in fiscal 1995. Additionally, there was a $99,000 increase in 1996 in other fees and service charges income, resulting primarily from restructuring the fee schedule of deposit account charges and from increased customer use of credit and debit cards. These increases were offset by a $39,000 decrease in gains on sales of loans and a $132,000 decrease in miscellaneous income.

Other Operating Expenses. Other operating expenses increased $361,000 from $10.0 million for the year ended March 31, 1995, to $10.4 million for the year ended March 31, 1996. The increase in non-interest operating expense for the year ended March 31, 1996, primarily reflects increases resulting from growth of the Bank, including costs associated with two new branch openings, an increase of $35,000 in SAIF deposit insurance premiums and expected increases in legal, accounting and insurance expenses relating to complying with SEC reporting requirements. The increase in other operating expenses was somewhat reduced by an increased level of capitalized loan origination costs which were, $1.3 million for 1996 as compared to $1.1 million for 1995. In addition, other operating expenses for the year ended March 31, 1996, included a net gain of $87,000 from real estate operations compared to a $70,000 loss in fiscal 1995. The ratio of other operating expenses to average assets was 1.84% for fiscal 1996 compared to 2.17% for fiscal 1995.

Income Taxes. Income tax expense was $2.6 million for the year ended March 31, 1996, compared to $1.3 million for the year ended March 31, 1995. The increased provision for income taxes reflects the greater level of taxable income and an increase in the Company's effective tax rate. This increase in effective tax rate reflects the Bank's expected change in calculating its deduction for bad debts for tax purposes, using the "experience" method as compared to the "percentage of taxable income" method that was used in earlier periods. The Company's effective tax rates for the years ended March 31, 1996 and 1995 was 29.62% and 21.86%, respectively.

Comparison of Operating Results for the Years Ended March 31, 1995 and March 31, 1994

General. Net income decreased $4.2 million, or 44.7%, from $9.4 million for the year ended March 31, 1994, to $5.2 million for the year ended March 31, 1995. The year to year operating results were primarily affected by a significant decrease in gains from the sale of loans and investment securities and an increase in other operating expenses. Gains on sales of loans and investment securities were significant in fiscal year 1994 as a result of the impact of sharply declining interest rates on asset values and mortgage lending activities. As interest rates rose in fiscal year 1995, asset values and mortgage lending activities decreased resulting in fewer gains than in the previous year. For the year ended March 31, 1994, gains on sales of loans and investments totaled $4.0 million compared to a net loss of $121,000 for the year ended March 31, 1995. The results of operations for the year ended March 31, 1994, included a $383,000 reduction in tax liability and $974,000 of interest income resulting from the settlement of litigation with the IRS concerning prior years' federal income taxes.

Net interest income decreased $164,000 from $15.2 million for the year ended March 31, 1994, to $15.0 million for the year ended March 31, 1995, due, in part, to a decline in net interest spread from 3.63% for fiscal 1994 to 3.05% for fiscal 1995 resulting from changes in the interest rate environment and changes in the composition of the Bank's interest-earning assets and interest-bearing liabilities. The Bank's return on average equity decreased from 23.73% for the year ended March 31, 1994, to 10.85% for the year ended March 31, 1995.

During the year ended March 31, 1995, the Bank adopted SFAS 115. The cumulative effect of that change in accounting method resulted in an increase to reported income of $396,000 for fiscal 1995 for which no comparable entry occurred in 1994. In addition, in accordance with the accounting rules prescribed prior to adoption of SFAS 115, the results of operations for the year ended March 31, 1994, included a $600,000 reduction in other operating income for lower of cost or market adjustments for a portion of the investment portfolio held for sale at that date for which no comparable entry occurred in 1995.

Interest Income. Interest income for the year ended March 31, 1994, was $31.3 million compared to $33.7 million for the year ended March 31, 1995, an increase of $2.4 million, or 7.7%. The increase in interest income was a result of substantial growth in average balances of loans and investment securities and occurred despite a decline in the average yield on interest-earning assets from 8.06% in fiscal 1994 to 7.58% in fiscal 1995. Although average loans receivable increased by $29.5 million, or 12.0%, in 1995, interest income on loans only increased by $997,000, or 4.6%, reflecting the impact of a 59 basis point decrease in the average yield on the Bank's loans. Loans yielded 8.83% for the year ended March 31, 1994, compared to 8.24% for the year ended March 31, 1995. This decrease in average yield was due to high levels of prepayments for higher rate loans during fiscal 1994, downward adjustments on many ARM loans during both 1994 and 1995, and lower interest rates on new loans originated during fiscal 1995, particularly ARM loans.

The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $25.7 million in fiscal 1995, while interest income from those investments rose by $1.3 million compared to 1994. The average yield on mortgage-backed securities declined from 6.75% in 1994 to 6.49% in 1995, and the average yield on investment securities declined from 7.22% in 1994 to 6.80% in 1995. The average yields on mortgage-backed securities and investment securities declined largely due to downward adjustments on variable rate securities with lagging indices and to the purchase during fiscal 1995 of a large volume of securities which carried rates lower than many of the more seasoned holdings in the portfolio. Interest income on daily interest-bearing deposits, including certificates and time deposits, decreased from $612,000 in 1994 to $290,000 in 1995 as both the average balance and the average yield declined. Earnings on FHLB stock decreased by $151,000 despite an increase of $443,000 in the average balance for fiscal year 1995, as the average dividend yield on that stock declined from 12.67% in 1994 to 6.21% in 1995.

Interest Expense. Interest expense for the year ended March 31, 1994, was $15.7 million compared to $18.2 million for the year ended March 31, 1995, an increase of $2.5 million, or 15.9%. The increase in interest expense was due primarily to the $48.2 million growth in average interest-bearing liabilities. Contributing to the increase in interest expense was a rise in the average rate associated with these liabilities from 4.43% during the year ended March 31, 1994, to 4.53% for the comparable 1995 period. The increase in average interest-bearing liabilities in fiscal 1995 was largely due to a $32.7 million increase in the average balance of FHLB advances. Average FHLB advances totaled $42.4 million during the year ended March 31, 1995, as compared to $9.7 million during the year ended March 31, 1994, resulting in a $1.9 million increase in related interest expense for 1995. The average rate paid on those advances increased from 5.17% for fiscal 1994 to 5.60% for fiscal 1995. Average deposit balances also increased from $337.9 million for the year ended March 31, 1994, to $352.8 million for the year ended March 31, 1995. At the same time, the average rate paid on deposit balances declined slightly from 4.41% for the year ended March 31, 1994, to 4.39% for the year ended March 31, 1995. The decline in average cost of deposits reflects generally lower rates paid for new deposits, particularly during the first half of fiscal year 1995, and the maturity of higher fixed rate fixed term certificates of deposit issued in prior years. Deposit interest expense increased $591,000 from $14.9 million for the year ended March 31, 1994, to $15.5 million for the year ended March 31, 1995. Other borrowings, which are primarily retail repurchase agreements with customers, and other borrowing expense increased marginally in 1995, reflecting increases in both the average balance and the average rate paid on these accounts.

The average balance for other borrowings was $6.9 million for the year ended March 31, 1994, compared to $7.4 million for the year ended March 31, 1995, and the related expense increased $60,000, from $317,000 to $377,000 for the respective years.

Provision for Loan Losses. During the year ended March 31, 1994, the Bank's provision for loan losses was $440,000, compared to $391,000 for the year ended March 31, 1995, a decrease of $49,000. The allowance for loan losses, net of charge-offs, increased by $120,000 from $3.4 million at March 31, 1994 compared to $3.5 million at March 31, 1995. The net overall increase of $120,000 in 1995's allowance for loan losses is primarily attributable to the increase in net loans receivable from $246.3 million at March 31, 1994, to $299.4 million at March 31, 1995.

Other Operating Income. Other operating income decreased from $5.4 million for the year ended March 31, 1994, to $1.1 million for the year ended March 31, 1995. The decrease was primarily due to a $3.0 million reduction in secondary market income due to lower loan sales and smaller gains on those loan sales in 1995 as a result of the general increase in market interest rates that adversely affected loan demand and reduced loan values. In addition, sales of securities available for sale for the year ended March 31, 1995, resulted in losses of $767,000 compared to gains of $348,000 for the year ended March 31, 1994. These losses on securities sales reflect the impact of rising rates on a portion of the Bank's securities portfolio. Also contributing to the decrease in other operating income was $974,000 of interest recognized in fiscal 1994 on the settlement of litigation with the IRS concerning prior years' federal income taxes with no comparable entry in fiscal 1995. Other operating income increases in 1995 included loan servicing fees, which increased from $622,000 in fiscal 1994 to $704,000 in fiscal 1995 due to an increase in the amount of loans serviced for others, and other fees and service charges, which increased $40,000 between the periods. Additionally, there was a $600,000 reduction in 1994 income resulting from lower of cost or market adjustments to a portion of the securities portfolio with no similar entry in 1995 due to a change in accounting policy to adopt the provisions of SFAS No. 115.

Other Operating Expenses. Other operating expenses increased from $8.6 million for the year ended March 31, 1994, to $10.0 million for the year ended March 31, 1995. The increase in non-interest expenses partially reflects the decline in mortgage lending activities as a lower proportion of expenses were associated with the origination of mortgage loans and therefore were deferrable under the provisions of SFAS No. 91, Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases. Other operating expenses for the year ended March 31, 1994, included a gain of $215,000 from real estate operations compared to a $70,000 loss in fiscal 1995. The increase in non-interest operating expense for the year ended March 31, 1995, also reflects increases resulting from growth of the Bank, including an increase of $42,000 in SAIF deposit insurance premiums and the inclusion of a full year's operating expenses for two branches which were opened in the middle of fiscal year 1994, and from the impact of general price increases on the level of wages and employee benefits and the cost of goods and services purchased. The ratio of other operating expenses to average assets was 2.17% for fiscal 1995 compared to 2.13% for fiscal 1994.

Income Taxes. Income tax expense was $2.6 million for the year ended March 31, 1994, compared to $1.3 million for the year ended March 31, 1995. The decrease in income tax expense was primarily the result of the decrease in earnings before income taxes in fiscal 1995 compared to fiscal 1994. Federal income taxes for the year ended March 31, 1994, were decreased by $383,000 as a result of a settlement of litigation with the IRS. The Bank's effective tax rates for the years ended March 31, 1994 and 1995, were 21.92% and 21.86%, respectively. The Bank believes that its effective tax rate was reduced by its significant holdings of municipal bonds, most of which are exempt from federal, state and local income taxes.

Yields Earned and Rates Paid

The earnings of the Company depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and FHLB advances), as well as the relative size of the Company's interest-earning assets and interest-earning liability portfolio.

The following table, Analysis of Net Interest Spread, sets forth, for the period indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-bearing assets to average interest-bearing liabilities. Average balances for a period have been calculated using the daily average during such period.

                             Analysis of Net Interest Spread
                       Year Ended March 31, (dollars in thousands)

                             1996                           1995                          1994

                 Average   Interest &   Yield/   Average   Interest &  Yield/   Average   Interest & Yield/
Interest-earning Balance   Dividends     cost    Balance   Dividends    cost    Balance   Dividends   cost
 assets(1):
  Mortgage loans $324,400  $ 27,094     8.35%    $273,580   $22,518    8.23%    $243,379  $21,451      8.81%
  Consumer and
   other loans      3,600       375     10.42       2,742       258    9.41        3,390      328      9.68
    Total net
     loans        328,000    27,469      8.37     276,322    22,776    8.24      246,769   21,779      8.83
  Mortgage-backed
   securities     107,847     7,170      6.65      87,979     5,707    6.49       71,440    4,819      6.75
  Investment
   securities      88,239     5,550      6.29      68,871     4,680    6.80       52,367    3,782      7.22
  Interest-bearing
   deposits        16,042       913      5.69       7,813       290    3.71       15,599      612      3.92
   FHLB stock       4,365       307      7.03       3,206       199    6.21        2,763      350     12.67
    Total
     investments  216,493    13,940      6.44     167,869    10,876    6.48      142,169    9,563      6.73

    Total interest-
     earning
     assets       544,493    41,409      7.61     444,191    33,652    7.58      388,938   31,342      8.06
Non-interest-earning
 assets:
 Office properties
  and equipment,
  net               6,451                           5,258                          4,914
 Real estate, net     395                             619                          1,427
 Other non-interest-
  earning assets   12,860                          10,751                          9,612
    Total assets $564,199                        $460,819                       $404,891

Interest-bearing
 liabilities:
  Passbook
  accounts         48,581      1,557     3.20      42,931    1,344     3.13       38,847     1,277     3.29
  NOW accounts     32,831        636     1.94      33,097      666     2.01       33,797       715     2.12
  Money market
   accounts        31,760      1,014     3.19      34,918    1,059     3.03       38,330     1,164     3.04
  Certificates of
   deposit        267,458     15,769     5.90     241,872   12,410     5.13      226,915    11,732     5.17
    Total
     deposits     380,630     18,976     4.99     352,818   15,479     4.39      337,889    14,888     4.41
  Other interest-
   bearing
   liabilities:
  Retail repurchase
   agreements       7,620        469     6.15       7,424      377     5.08        6,877       317     4.61
  FHLB borrowings  66,252      3,842     5.80      42,419    2,374     5.60        9,712       502     5.17

    Total interest-
     bearing
     liabilities  454,502     23,287     5.12%    402,661   18,230     4.53%     354,478    15,707
4.43%
Non-interest-bearing
 liabilities       15,213                          10,507                         10,859
    Total
     liabilities  469,715                         413,168                        365,337
Retained earning   94,484                          47,651                         39,554
    Total liabilities
     and retained
     earnings    $564,199                        $460,819                       $404,891
Net interest
 income          $ 18,122                        $ 15,422                       $ 15,635
Interest rate
 spread                                   2.49%                         3.05%
3.63%
Net interest margin                       3.33%                         3.47%
4.02%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                            119.80%                       110.31%
109.72%

(1)  Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.

PAGE

                                                Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the
Company.  Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).



                     Twelve Months Ended March 31, 1996            Twelve Months Ended March 31, 1995
                        Compared to March 31, 1995                    Compared to March 31, 1994
                        Increase (Decrease) Due to                   Increased (Decreased) Due to

                                           Rate/                                         Rate/
                      Rate     Volume      Volume        Net        Rate     Volume      Volume      Net

Interest-earning
 assets:
 Mortgage loans(1)  $   333    $ 4,182     $   61       $ 4,576    $(1,419)  $2,662      $ (176)   $ 1,067
 Consumer and other
  loans(1)               27         81          9           117         (9)     (63)          2        (70)
 Total loans(1)         360      4,263         70         4,693     (1,428)   2,599        (174)       997
 Mortgage-backed
  securities            142      1,289         32         1,463       (185)   1,116         (43)       888
 Investment
  securities           (348)     1,317        (99)          870       (223)   1,191         (70)       898
 Interest-bearing
  deposits              155        305        163           623        (32)    (305)         15       (322)
 FHLB stock              26         72         10           108       (178)      56         (29)      (151)


 Total net change in
  income on interest-
  earning assets        335      7,246        176         7,757     (2,046)    4,657       (301)     2,310
Interest-bearing
 liabilities:
 Interest-bearing
  deposits            2,109      1,221        167         3,497        (64)      658         (3)       591
 Retail repurchase
  agreements             80         10          2            92         32        25          3         60
 FHLB advances           85      1,335         48         1,468         41     1,691        140      1,872

Total net change in
 expense on interest-
 bearing liabilities  2,274      2,566        217         5,057          9     2,374        140      2,523

Net change in net
 interest income    $(1,939)    $4,680     $  (41)       $2,700    $(2,055)   $2,283    $(4,441)    $ (213)


(1)  Does not include interest on loans 90 days or more past due.

Asset and Liability Management

The principal objectives of asset and liability management are to evaluate the interest-rate risk exposure of the Company; to determine the level of risk appropriate given the Company's operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company's interest-rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management the Company seeks to reduce the vulnerability of its earnings and capital position to changes in the level of interest rates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of the Company's senior management. The committee closely monitors the Company's interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.

The Company's primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk. The Bank also utilizes market value analysis, which addresses changes in net equity value arising from changes in the level of interest rates. The market value of equity is estimated by separately valuing the Company's assets and liabilities under varying interest rate environments. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net equity value to changes in interest rates and provides an additional measure of interest rate risk.

The interest rate sensitivity analysis performed by the Company incorporates beginning of the period data, using various levels of aggregation of that data, as well as certain assumptions concerning the repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model. The Company believes the data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Company's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The following table sets forth, as of March 31, 1996, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.


                                               Estimated Change in
      Change (In Basis Points)       Net Interest Income
       in Interest Rates (1)           Next 12 Months       Net Market Value
                                             (Dollars in thousands)

               +400                 $ (1,687)   (6.9%)    $ (27,125)
(18.5%)
               +300                     (744)   (3.1%)      (21,520)
(14.6%)
               +200                      (39)   (0.2%)      (14,870)
(10.1%)
               +100                      262     1.1%        (7,248)
(4.9%)
                  0                        0       0              0        0
               -100                     (350)   (1.4%)        5,490      3.7%
               -200                     (672)   (2.8%)        8,552      5.8%
               -300                   (1,088)   (4.5%)        7,631      5.2%
               -400                   (1,811)   (7.4%)        3,015      2.1%

__________
(1) Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

Another although less reliable monitoring tool for assessing interest rate risk is "gap analysis." The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive" and by monitoring an institution's interest sensitivity "gap." An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of a severe interest rate increase.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 1996, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $69.4 million, representing a one-year gap to total assets ratio of 9.33%.

PAGE

The following table presents the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 1996.

                            Within
                            6           6 Months        1-3        3-5       5-10     Over 10
                            Months      to One Year     Years      Years     Years     Years       Total
                                                  (Dollars in thousands)
Interest-earning assets(1):
  Construction loans        $ 26,413      $ 6,781     $    511   $  --      $  --      $  --      $ 33,705
 Fixed-rate mortgage loans   10,492         9,959       35,057    28,530    47,086     44,842      175,966
 Adjustable-rate mortgage
  loans                     127,778        78,733          283        --        --         --      206,794
 Fixed Rate Mortgage-backed
  securities                  3,416         3,252       11,541     9,590    18,035      8,000       53,834
 Adjustable Rate Mortgage-
  backed securities         119,534         1,930          362        --        --         --      121,826
 Consumer and other loans     4,528           304          137       215        20         --        5,204
 Investment securities and
  interest-bearing deposits  65,849         9,100        9,736     5,970     6,950     28,083      125,688

   Total interest-bearing
    assets                  358,010       110,059       57,627    44,305    72,091     80,925      723,017

Interest-bearing liabilities(2):
 Regular savings and NOW
  accounts                    9,731         9,731       22,706    22,706        --         --       64,874
 Money market deposit
  accounts                   14,696         8,817        5,878        --        --         --       29,391
 Certificates of deposit    112,218        66,550       52,689    22,704    17,741      1,082      272,984
 FHLB advances              124,029        35,376       13,231     6,783        --         --      179,419
 Other borrowings             9,863            --           --        --        --         --        9,863
 Retail repurchase
  agreements                  5,117         2,565        1,102        --     1,005         --        9,789
   Total interest-bearing
    liabilities             275,654       123,039       95,606    52,193    18,746      1,082      566,320

Excess (deficiency) of
 interest sensitive assets
 over interest sensitive
 liabilities                $82,356      $(12,980)    $(37,979)  $(7,888)  $ 53,345   $79,843     $156,697

Cumulative excess
 (deficiency) of interest
 sensitive assets           $82,356       $69,376      $31,397   $23,509    $76,854  $156,697     $156,697

Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities         129.88%       117.40%      106.35%   104.30%    113.60%   127.67%      127.67%

Interest sensitivity gap to
 total assets                 11.08%        (1.75%)      (5.11%)   (1.06%)     7.18%    10.74%       21.08%

Ratio of cumulative gap to
 total assets                 11.08%         9.33%        4.22%     3.16%     10.34%    21.08%       21.08%
                  (footnotes on following page)

Footnotes for Interest Sensitivity Gap Table
(1) Adjustable rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed assets are included in the periods in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments. Mortgage loans and other loans are not reduced for allowances for loan losses and non performing loans. Mortgage loans, mortgage-backed securities, other loans, and investment securities are not adjusted for deferred fees and unamortized acquisition premiums and discounts.

(2) Adjustable and variable rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings passbook, Now, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.
     For purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest sensitive assets would have been $18.1 million or 2.43% of total assets.

The interest rate risk analysis presented above is based upon the consolidated asset and liability positions of First Savings Bank of Washington Bancorp, Inc. as of March 31, 1996, without consideration of the commitment to acquire all of the outstanding stock of Inland Empire Bank. If consideration of the proposed acquisition was included in the analysis, the interest rate risk profile of the Company would vary to the extent that the net interest rate risk profile of IEB's assets and liabilities varies from the Company assets (primarily cash and short term investment securities) that will be exchanged for the stock of IEB.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, proceeds from loan principal and interest payments and sales of loans, the maturity of and interest income on mortgage-backed and investment securities and, FHLB advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Company is the origination and purchase of mortgage loans. During the three years ended March 31, 1996, the Company closed or purchased loans in the amounts of $274.2 million, $220.2 million and $322.4 million, respectively. Other investing activities include the purchase of mortgage-backed obligations and other investment securities. The Company had net increases in investment securities of $123.7 million, $10.5 million and $34.3 million during the years ended March 31, 1996, 1995 and 1994, respectively. These activities were funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. During 1996 additional funding was provided from the $98.6 million net proceeds from the Company's initial stock offering. For the years ended March 31, 1996, 1995 and 1994, principal repayments on loans totaled $111.5 million, $98.5 million and $144.3 million respectively. During the three years ended March 31, 1996, 1995 and 1994 the Company sold $45.5 million, $62.3 million and $166.4 million, respectively, of mortgage loans. FHLB advances increased $116.7 million, $52.6 million and $10.2 million, respectively, for the same three years. Net deposit growth was $13.7 million, $7.8 million, and $25.4 million for the years ended March 31, 1996, 1995 and 1994, respectively.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1996, 1995 and 1994, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At March 31, 1996, the Bank had outstanding loan commitments totaling $10.2 million and undisbursed loans in process totaling $35.2 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short term liquidity needs. In addition, the Bank maintains a credit facility with the FHLB-Seattle, which provides for advances which in aggregate may equal up to 40% of total Bank assets, which as of March 31, 1996, could give a total credit line of $276.3 million. Advances under this credit facility totaled $179.4 million, or 26.0% of total Bank assets at March 31, 1996.

At March 31, 1996, savings certificates amounted to $273.0 million, or 73.0%, of the Bank's total deposits, including $178.4 million which were scheduled to mature by March 31, 1997. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments by savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 1996, the Bank was in compliance with all applicable capital requirements.

The following table reflects the Bank's applicable regulatory requirements and the actual levels of regulatory capital at March 31, 1996.

                                     Required                Actual
                                Percent    Amount      Percent    Amount
                                         (Dollars in thousands)

Tier 1 leverage capital ratio    4.00%   $ 27,599       13.42%  $ 92,596

Risk-based capital ratios
   Tier 1                        4.00      14,034       26.39     92,596
   Total                         8.00      28,068       27.55     96,647

The Company, as a bank holding company is regulated by the Federal Reserve Board (FRB). The FRB has established capital requirements that generally parallel the capital requirements of the FDIC for the Bank that are applied to bank holding companies with $150 million or more in total consolidated assets. The Company's total regulatory capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1
(core) capital.

The following table reflects the Company's applicable regulatory requirements and the actual level of regulatory capital at March 31, 1996.

                                     Required                Actual
                                Percent    Amount      Percent    Amount
                                         (Dollars in thousands)

Risk-based capital ratios
   Tier 1                        4.00%   $  14,475      42.68%  $ 154,449
   Total                         8.00       28,950      43.80     158,500

Impact of New Accounting Pronouncement and Regulatory Policies

Accounting by Creditors for Impairment of a Loan. As of April 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on the Company's financial condition or results of operations. Prior to the adoption of these statements a reserve for specific losses was provided for loans when any significant, permanent decline in value was deemed to have occurred. As of March 31, 1996, the Company had no impaired loans as defined by the statement.

Accounting for Mortgage Servicing Rights. In May 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 122, Accounting for Mortgage Servicing Rights, which amended SFAS No. 65, and will become effective for the Bank beginning April 1, 1996. SFAS No. 122 requires the bank to allocate the total cost of all mortgage loans sold, whether originated or purchased, to mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If such allocation is not deemed practicable, the entire cost of acquiring the loans should be allocated to the loans with no cost allocated to mortgage servicing rights. SFAS No. 122 is to be applied prospectively. The statement is not expected to materially impact the Bank's results of operation or financial condition.

Effect of Inflation and Changing Prices

The consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike, most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services.

ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 50.

ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Prior to the fiscal year ended March 31, 1995, the Company's consolidated financial statements were audited by Niemi, Holland & Scott. Niemi, Holland & Scott was replaced and Deloitte & Touche LLP was engaged and continues as the independent auditors of the Company and the Bank. The decision to change auditors was recommended by the Audit Committee and was approved by the Board of Directors. Accordingly, the Company's consolidated statements of operations, equity and cash flows for the year ended March 31, 1994, and included in this filing, were audited by Niemi, Holland & Scott and the consolidated financial statements for the year ended March 31, 1996 and 1995, included in this filing, were audited by Deloitte & Touche LLP.

For the fiscal year ended March 31, 1994 and up to the date of the replacement of Niemi, Holland & Scott, there were no disagreements with Niemi, Holland & Scott on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Niemi, Holland & Scott, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. The independent auditors' report on the consolidated financial statements for the fiscal year ended March 31, 1994 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

                                   Part III

ITEM 10 - Directors and Executive Officers of the Registrant

The information contained under the section captioned "Proposal I - Election of Directors' in the Registrant's Proxy Statement is incorporated herein by reference.

Information regarding the executive officers of the Registrant is provided herein in Part I, Item 1 hereof.

Reference is made to the cover page of this Annual Report and the section captioned "Compliance with Section 16(a) of the Exchange Act" of the Proxy Statement for the Annual Meeting of the Stockholders regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11- Executive Compensation

Information regarding management compensation and transactions with management and others is incorporated by reference to the section captioned "Proposal I - Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management {a} Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Annual Meeting of Stockholders.

{b} Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the Annual Meeting of Stockholders.

{c} Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13 - Certain Relationships and Related Transactions

The information contained under the sections captioned "Transactions with Management" in the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                      Part IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

{a} {1}         Financial Statements

                See Index to Consolidated Financial Statements on page 50.

    {2}         Financial Statement Schedules

                All financial statement schedules are omitted because that
are                  not applicable or not required, or because the required
                      information is included in the consolidated financial
                       statements or the notes thereto or in Part 1, Item 1.

{b}             Reports on 8-K:

                A current report on Form 8-K dated March 15, 1996 was filed
to                  report the executing of a definitive merger agreement
with                      Inland Empire Bank.

{c}             Exhibits

                See Index of Exhibits on page 79.

                              Signatures of Registrant

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 1996.



                                        FIRST SAVINGS BANK OF WASHINGTON
                                       BANCORP, INC.


                                       /s/ Gary L. Sirmon
                                       Gary L. Sirmon
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 28, 1996.

/s/ Gary L. Sirmon                     /s/ D. Allan Roth
Gary L. Sirmon                         D. Allan Roth
President and Chief Executive          Executive Vice President and Chief
Officer; Director                      Financial Officer
(Principle Executive Officer)          (Principle Financial and Accounting
                                        Officer)


/s/ Dean W. Mitchell                   /s/ Robert D. Adams
Dean W. Mitchell                       Robert D. Adams
Chairman of the Board                  Director

/s/ David Casper                       /s/ Morris Ganguet
David Casper                           Morris Ganguet
Director                               Director

/s/ R. R. "Pete" Reid                  /s/ Marvin Sundquist
R. R. "Pete" Reid                      Marvin Sundquist
Director                               Director

/s/ Wilbur Pribilsky
Wilbur Pribilsky
Director

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                               (Item 8 and Item 14 (a) (1))


                                                                         Page

Independent Auditors' Report(s) . . . . . . . . . . . . . . . . . . . . . 51

Consolidated Statements of Financial Condition as of
  March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 53

Consolidated Statements of Income for the Years Ended March 31,
  1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .  54

Consolidated Statements of Changes in Stockholders' Equity for the
 Years Ended March 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . .  55

Consolidated Statements of Cash Flows for the Years Ended March 31,
  1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .  56

Notes to the Consolidated Financial Statements . . . . . . . . . . . . .  58

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
First Savings Bank of Washington Bancorp, Inc. and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of First Savings Bank of Washington Bancorp, Inc. and subsidiaries (the Company) as of March 31, 1996 and 1995, and the related consolidated statements of income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of income, equity, and cash flows of the Company for the year ended March 31, 1994, were audited by other auditors whose report, dated May 31, 1994 (except for Note 21, which date is April 30, 1995) expressed an unqualified opinion.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective April 1, 1994.

DELOITTE & TOUCHE LLP

/s/Deloitte and Touche LLP

Certified Public Accountants
April 25, 1996
Seattle, Washington

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
First Savings Bank of Washington Bancorp, Inc. and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of First Savings Bank of Washington Bancorp, Inc. and Subsidiaries for the year ended March 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders equity and cash flows of First Savings Bank of Washington Bancorp, Inc. and Subsidiaries for the year ended March 31, 1994 in conformity with generally accepted accounting principles.

NIEMI, HOLLAND & SCOTT, LLP

/s/ Niemi, Holland & Scott, LLP

Certified Public Accountants
May 31, 1994 except for effects of Note 21 which date is April 30, 1995 Tri-Cities, Washington

           FIRST SAVINGS BANK OF  WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands)
                              March 31, 1996 and 1995



                                     ASSETS
                                                             1996       1995

CASH AND DUE FROM BANKS                                    $  9,026  $  5,497
SECURITIES AVAILABLE FOR SALE, cost $290,515 and $22,847    291,687    23,077
SECURITIES HELD TO MATURITY, fair value $2,059 and $144,267   2,059   146,931
LOANS RECEIVABLE HELD FOR SALE, fair value $1,558 and $2,580  1,558     2,580
LOANS RECEIVABLE, net of the allowance for losses
 of $4,051 and $3,549                                       413,737   296,823
ACCRUED INTEREST RECEIVABLE                                   4,627     3,311
REAL ESTATE HELD FOR SALE, net                                  712       588
FEDERAL HOME LOAN BANK STOCK                                  9,030     3,734
PROPERTY AND EQUIPMENT, net                                   6,582     5,787
DEFERRED FEDERAL INCOME TAXES                                   240        --
OTHER ASSETS                                                  3,918     3,040
                                                           $743,176  $491,368

                       LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
   Interest bearing                                        $367,248  $353,346
   Non-interest bearing                                       6,816     7,006
                                                            374,064   360,352

ADVANCES FROM FEDERAL HOME LOAN BANK                        179,419    62,711
OTHER BORROWINGS                                             19,652     7,627
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                 3,563     3,331
ACCRUED EXPENSES AND OTHER LIABILITIES                        8,319     5,572
DEFERRED COMPENSATION                                         1,618       824
FEDERAL INCOME TAX PAYABLE                                    2,399       700
                                                            589,034   441,117
STOCKHOLDERS' EQUITY:

   Preferred stock - $0.01 par value, 500,000 shares
    authorized, no shares issued                                 --        --
   Common stock - $0.01 par value, 25,000,000 shares
    authorized, 10,910,625 shares issued at March 31,
    1996; 10,077,498 shares outstanding and
    unrestricted at March 31, 1996                              109        --
   Additional paid - in capital                             107,370        --
   Retained earnings                                         55,343    50,099
   Unrealized gain on securities available for sale             774       152
   Unearned ESOP shares - 833,127 shares at March 31, 1996   (8,331)       --
   Shares held in trust for deferred compensation plans      (1,123)       --
                                                            154,142    50,251
                                                           $743,176  $491,368

                            See notes to consolidated financial statements.

              FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (in thousands)
                      For the years ended March 31, 1996, 1995 and 1994


                                      1996         1995            1994
INTEREST INCOME:
  Loans receivable                $  27,469     $  22,776       $  21,779
  Mortgage-backed obligations         7,170         5,707           4,819
  Other investment securities         5,857         4,879           4,132
  Certificates and time deposits        913           290             612
                                     41,409        33,652          31,342
INTEREST EXPENSE:
  Deposits                           18,976        15,479          14,888
  Federal Home Loan Bank advances     3,842         2,374             502
  Other borrowings                      469           377             317
                                     23,287        18,230          15,707
  Net interest income before
   provision for loan losses         18,122        15,422          15,635
PROVISION FOR LOAN LOSSES               524           391             440
    Net interest income              17,598        15,031          15,195

OTHER OPERATING INCOME:
  Loan servicing fees                   799           704             622
  Other fees and service charges        458           359             319
  Gain on sale of loans                 607           646           3,642
  Gain (loss) on sale of investments   (220)         (767)            348
  Lower of cost or market adjustment
   for securities held for sale          --            --            (600)
  Interest on IRS settlement             --            --             974
  Miscellaneous                          24           156             130
    Total other operating income      1,668         1,098           5,435

OTHER OPERATING EXPENSES:
  Salary and employee benefits        6,299         6,231           6,175
  Less capitalized loan origination
   costs                             (1,271)       (1,134)         (1,783)
  Occupancy                             998           912             792
  Outside computer services             717           672             603
  Real estate operations                (87)           70            (215)
  Advertising                           346           435             346
  Deposit insurance                     843           808             766
  Miscellaneous                       2,538         2,028           1,926

    Total other operating expenses   10,383        10,022           8,610

     Income before federal income
      taxes and cumulative effect
      of change in accounting         8,883         6,107          12,020

FEDERAL INCOME TAXES                  2,631         1,335           2,635

     Income before cumulative effect
      of change in accounting         6,252         4,772           9,385

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING FOR INVESTMENT SECURITIES,
      net of federal income taxes
      of $204                            --           396              --

        NET INCOME                $   6,252     $   5,168       $   9,385

                        See notes to consolidated financial statements

               FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the years ended March 31, 1996, 1995 and 1994
                             (in thousands except for shares)

                                                       Unrealized                           Shares
                                                       gain on    Unearned ESOP         held in trust
                Common Stock     Additional           securities     shares             for deferred
             Number of    At par  paid-in   Retained  available   Number of   Carrying  compensation  Total
               shares     value   capital   earnings  for sale     shares     value         plans     equity


BALANCE, April
 1, 1993         --    $    --   $     --  $35,546    $ --          --       $    --    $    --    $ 35,546
 Net income                                  9,385                                                    9,385

BALANCE, March
 31, 1994        --         --         --   44,931      --          --            --         --      44,931

 Cumulative effect of
  change in accounting
  for securities available
  for sale, net of federal
  income taxes                                          48                                               48

 Net income                                  5,168                                                    5,168

 Change in unrealized gain
  on securities available for
  sale, net of federal income
  taxes                                                 104                                             104

BALANCE, March
 31, 1995        --           --       --   50,099      152        --             --         --      50,251

 Proceeds from
  sale of stock
  in initial
  offering, net
  of underwriting
  costs   10,037,775         100   98,533                                                            98,633

 Proceeds from sale
  of stock
  to ESOP    872,850           9    8,719                     (872,850)       (8,728)

 Net income                                   6,252                                                   6,252

 Change in unrealized
  gain on
  securities
  available for
  sale, net of
  federal income
  taxes                                                  622                                            622

Cash dividends on
 stock ($.10/share
 cumulative)                                 (1,008)                                                (1,008)

Release of earned
ESOP shares                            118                        39,723           397                 515

Net change in number
 or carrying amount
 of shares held
 in trust for
 deferred
 compensation
 plans                                                                                    (1,123)
(1,123)

BALANCE, March
 31, 1996 10,910,625   $    109   $107,370 $55,343    $774     (833,127)     $(8,331)   $(1,123)   $154,142

          See notes to consolidated financial statements.

PAGE

             FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
                    For the years ended March 31, 1996, 1995 and 1994

                                   1996             1995             1994
OPERATING ACTIVITIES:

 Net income                     $ 6,252        $     5,168      $   9,385
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Cumulative effect of change
    in accounting                    --               (396)            --
   Deferred taxes                  (240)                --             --
   Depreciation                     477                411            373
   Loss (gain) on sale of
    securities                      220                767           (348)
   Loss (gain) on sale of loans    (607)              (646)        (3,642)
   Net change in deferred loan
    fees, premiums and discounts   (347)                51            128
   Write-down of investments and
    land to market                   --                 --            600
   Amortization of purchased
    mortgage servicing rights        76                 --             --
   Net amortization of premiums
    and discounts on investments    152                 16           (454)
   Provision for loan and real
    estate owned losses             454                516            440
   FHLB stock dividend             (306)              (199)          (350)
   Cash provided (used) in
    operating assets and
    liabilities:
    Loans held for sale           1,022              6,007          4,519
    Accrued interest             (1,316)              (230)          (294)
    Other assets                   (759)                29         (1,802)
    Deferred compensation           510                  3             73
    Accrued expenses and other
     liabilities                  2,243                (53)           790
    Federal income taxes
     payable                      1,379               (496)           (84)

     Net cash provided by
      operating activities        9,210             10,948          9,334

INVESTING ACTIVITIES:
   Purchase of securities
    available for sale         (554,799)           (18,007)            --
   Purchase of FHLB stock        (4,990)              (565)            --
   Principal payments and
    maturities of securities
    available for sale          408,063              4,115             --
   Sales of securities
    available for sale           21,183             19,439             --
   Purchase of securities
    held to maturity             (2,215)           (32,612)            --
   Principal payments and
    maturities of securities
    held to maturity              4,600             16,531             --
   Decrease (increase) in
    U.S. Government securities       --                 --         (4,399)
   Decrease (increase) in
    certificates of deposit          --                 --         (6,206)
   Purchase of other securities
    and investments                  --                 --        (16,138)
   Sale of other securities and
    investments                      --                 --          9,019
   Purchase of mortgage-backed
    obligations                      --                 --        (58,801)
   Principal repayments on
    mortgage-backed obligations
    and sales, net of gain           --                 --         42,913
   Purchase of FHLMC stock           --                 --           (500)
   Purchase of mortgage
    servicing rights               (176)              (366)            --
   Loans closed and purchase of
    loans and participating
    interest in loans          (274,232)          (220,213)      (322,422)
   Sale of loans and
    participating interest in
    loans                        45,523             62,317        166,369
   Principal repayments on
    loans                       111,547             98,547        144,303
   Disposition of property
    and real estate acquired
    for development                  --                 22             25
   Purchase of property and
    equipment                    (1,272)            (1,108)          (905)
   Additional investment in
    REO                             (34)                --             --
   Basis of REO acquired in
    settlement of loans
    and disposed of during
    the year, net of gain           658                 32            915
   Funds transferred to rabbi
    trust                          (858)                --             --
     Net cash used by
      investing activities    $(247,002)          $(71,868)      $(45,827)

                                      Continued on next page

             FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
                    For the years ended March 31, 1996, 1995 and 1994

                                (Continued from prior page)



                                  1996             1995             1994
FINANCING ACTIVITIES:
 Proceeds from issuance of
  common stock, net of
  related costs                 $107,361       $        --       $     --
 Funding provided to ESOP
  for purchase of common
  stock                           (8,728)               --             --
 Compensation expense
  recognized for shares
  released for
  allocation to
  participants of the ESOP:
   Original basis of shares          397                --             --
   Excess of fair value of
    released shares over basis       118                --             --

 Increase (decrease) in deposits  13,712             7,805         25,447
 Proceeds from FHLB advances     480,152           309,839         10,158
 Repayment of FHLB advances     (363,444)         (257,286)            --
 Proceeds from reverse
  repurchase                       9,863                --             --
 Cash dividend paid                 (504)               --             --
 Increase (decrease) in other
  borrowings                       2,162               130            982
 Increase (decrease) in
  borrowers' advances for taxes
  and insurance                      232               346             62
   Net cash provided by
    financing activities         241,321            60,834         36,649

NET INCREASE (DECREASE) IN CASH
 AND DUE FROM BANKS                3,529               (86)           156

CASH AND DUE FROM BANKS,
 BEGINNING OF PERIOD               5,497             5,583          5,427

CASH AND DUE FROM BANKS,
 END OF PERIOD                  $  9,026       $     5,497       $  5,583


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Interest paid                  $ 22,701       $    18,068       $ 15,781
 Taxes paid                     $  1,496       $     2,114       $  2,718
 Non-cash transactions:
  Loans, net of discounts,
   specific loss allowances
   and unearned income
   transferred to real
   estate owned                 $    678       $        --       $     --
  Securities transferred
   from held to maturity
   to available for sale        $142,519       $    20,249       $     --
  Net change in accrued
   dividends payable            $    504       $        --       $     --
  Net change in unrealized
   gain (loss) in rabbi
   trust and related
   deferred compensation
   liability                    $    284       $         --       $     --

FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 1996, 1995 and 1994

Note 1:    SUMMARY OF ACCOUNTING POLICIES

     Basis for Presentation: First Savings Bank of Washington Bancorp, Inc. (the Company) is a Bank holding company incorporated in the state of Delaware. The Company was organized for the purpose of acquiring all of the capital stock of First Savings Bank of Washington (the Bank) upon its reorganization from the mutual holding company form of organization to the stock holding company form of organization.

     During the year the Company completed the sale of 10,910,625 shares of its common stock at $10.00 per share through subscription and community offerings to the Bank's depositors, Board of Directors, management, employees and the public and used approximately 50% of the net proceeds from such sales to purchase all of the Bank's common stock issued in the Bank's conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

     At March 31, 1996, the business of First Savings Bank of Washington Bancorp, Inc. consists principally of the business of the Bank. The Company's only significant assets are the capital stock of the Bank, its loan to the Bank's ESOP (Note 14) and the portion of the net proceeds retained from the offering. The Company has no significant liabilities.

     The Company and the Bank are subject to regulation by the Federal Reserve Board (FRB), the Federal Deposit Insurance Corporation (FDIC) and the State of Washington, Department of Financial Institutions, Division of Banks (Division).

     Nature of Business: The Bank is a community oriented savings bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for construction of residential dwellings. The Bank's primary business is originating loans for portfolio in its primary market area, which consists of central, southeast and northcentral Washington state. The Bank has also been an active participant in the secondary market, originating residential loans for sale. In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan origination and servicing fees and from the sale of loans and investments. The Bank has sought to increase its other income by retaining loan servicing rights on some of the loans that it has sold and by purchasing mortgage servicing rights.

     Principles of Consolidation: The consolidated financial statements include the accounts of First Savings Bank of Washington Bancorp, Inc. and its wholly-owned subsidiary First Savings Bank of Washington and its wholly-owned subsidiary Northwest Financial Corporation. Northwest Financial Corporation provides trustee services for the Bank, is engaged in real estate sales, and receives commissions from the sale of annuities. All material intercompany transactions, profits and balances have been eliminated.

     Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements. The Company has used significant estimates in determining reported reserves and allowances for loan losses, tax liabilities, and other contingencies.

     Investment Securities: Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, securities are classified as held to maturity when the Bank has the ability and positive intent to hold them to maturity. Investments classified as securities available for sale are available for future liquidity requirements and may be sold prior to maturity.

     Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of stockholders' equity until realized. Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

In the fiscal year ended March 31, 1995, as provided by SFAS No. 115, the cumulative unrealized losses which had previously been recorded for securities were, upon classification of such securities as available for sale, reversed through the statement of income with a corresponding valuation allowance for the unrealized losses, net of federal income taxes, established as a separate component of equity. This reclassification of securities increased net income for 1995 by $396,000 and decreased equity at April 1, 1994, by an equal amount. With the adoption of this standard, the Bank also reclassified certain securities previously recorded as held to maturity to available for sale. This reclassification resulted in a $444,000 unrealized gain, net of tax, which increased equity at April 1, 1994. The net effect of adopting this standard resulted in a net increase of equity in the amount of $48,000 at April 1, 1994.

Loans Receivable: The Bank originates mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis. Loans receivable are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts, and premiums. Premiums, discounts and deferred loan fees are amortized to maturity using the level yield methodology.

Interest is accrued as earned unless management doubts the collectibility of the loan or the unpaid interest. Interest accruals are generally discontinued when loans become 90 days past due for interest. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Future collection of interest is included in interest income based upon an assessment of the likelihood that the loans will be repaid or recovered. A loan may be put in nonaccrual status sooner than this standard would dictate if, in management's judgment, the loan may be uncollectible. Such interest is then recognized as income only if it is ultimately collected.

Mortgage Servicing: The Bank sells certain, loans while retaining the servicing and remits to the investor loan principal and interest at agreed-upon rates. These rates may differ from the loans contractual interest rates, resulting in a "yield differential." This yield differential is recorded as loan servicing income when received. Gains and losses on the sale of loans (whole or participation) are recognized at the time of sale and are computed at the difference between the net of sales proceeds and the carrying value of the loans sold.

In May 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 122, Accounting for Mortgage Servicing Rights, which amended SFAS no. 65, and will become effective for the Bank beginning April 1, 1996. SFAS No. 122 requires the bank to allocate the total cost of all mortgage loans sold, whether originated or purchased, to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If such allocation is not deemed practicable, the entire cost of acquiring the loans should be allocated to the loans with no cost allocated to mortgage servicing rights. SFAS No. 122 is to be applied prospectively. The statement is not expected to materially impact the Bank's results of operation or financial condition.

Allowance for Loan Losses: The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience and current and anticipated economic conditions.

As of April 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on the Company's financial condition or results of operations. Prior to the adoption of these statements a reserve for specific losses was provided for loans when any significant, permanent decline in value was deemed to have occurred. As of March 31, 1996, the Company had no impaired loans as defined by the statement.

General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Company's loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. These factors may result in losses or recoveries differing significantly from those provided in the financial statements.

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the principal balance of the defaulted loan. Development, improvement, and direct holding costs relating to the property are capitalized. The carrying value of such property is continuously evaluated by management, and if necessary, allowances are established to reduce the carrying value to net realizable value. Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized. The amounts the Bank will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of future market factors beyond the Bank's control or because of changes in the Bank's strategy for recovering its investment.

Depreciation: The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year at rates adequate to charge off the related costs over their estimated useful lives.

           Buildings and improvements . . . . . . . . . . . . . .10-30 years
           Furniture and equipment. . . . . . . . . . . . . . . .3-10 years

Routine maintenance, repairs, and replacement costs are expensed as incurred. Expenditures which materially increase values or extend useful lives are capitalized.

Loan Origination and Commitment Fees: Loan origination fees, net of certain specifically defined direct loan origination costs, are deferred and recognized as interest income using the level interest yield method over the contractual term of each loan adjusted for actual loan prepayment experience. Net deferred fees related to loans held for sale are recognized in income at the time the loans are sold. Loan commitment fees are deferred until the expiration of the commitment period unless management believes there is a remote likelihood that the underlying commitment will be exercised, in which case the fees are amortized to fee income using the straight-line method over the commitment period. If a loan commitment is exercised, the deferred commitment fee is accounted for in the same manner as a loan origination fee. Deferred commitment fees associated with expired commitments are recognizes as fee income.

Federal Income Taxes: The Company files a consolidated income tax return including all of its wholly owned subsidiaries on a calendar year basis. Deferred income taxes related to timing differences of recognizing income and expense for financial statement and income tax purposes are recorded on the liability method. The Company adopted SFAS No. 109, Accounting for Income Taxes, for the year ended March 31, 1994. Adoption of this statement had no material effect on the financial statements.

Employee Stock Ownership Plan: The Bank sponsors an Employee Stock Ownership Plan (ESOP). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of
Position 93-6, Employer's Accounting for Employee Stock Ownership Plan. The ESOP purchased 8% of the shares of common stock issued in the reorganization pursuant to the subscription rights granted under the ESOP plan. The ESOP borrowed $8,728,500 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contribution to the ESOP and, the collateral for the loan is the common stock purchased by the ESOP. As the debt is repaid shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants' accounts. As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest. (See additional discussion in Note 14).

Earnings Per Share: Earnings per share information is not meaningful for the current period since the Company's stock was issued October 31, 1995. Earnings per share are not presented for periods prior to conversion to stock form as the Bank was a wholly-owned subsidiary of a mutual holding company.

Reclassification: Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

NOTE 2: CASH AND DUE FROM BANKS

Cash and due from banks consisted of the following (in thousands):

                                                   March 31,
                                             1996           1995

Cash and demand deposits                 $    7,790     $     5,386
Cash equivalents:
 Short-term interest bearing deposits         1,236             111
                                         $    9,026     $     5,497

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were required deposits at the Federal Reserve of $6.6 million and $4.1 million at March 31, 1996 and 1995, respectively.

NOTE 3: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (in thousands):


                                 March 31, 1996


                                        Gross       Gross     Estimated
                        Amortized   unrealized   unrealized     fair
                          cost         gains       losses      value

U.S. Government
 and agency
 obligations             $ 70,520     $   20      $  (151)    $ 70,389
Municipal bonds            28,026      1,425          (86)      29,365
Corporate bonds            11,613         84          (65)      11,632
Mortgage-backed
 securities:
 FHLMC certificates         4,887        134          (11)       5,010
 GNMA certificates         22,309         88         (216)      22,181
 FNMA certificates          8,301        153          (41)       8,413
 Private Issue
  certificates             10,908          1         (149)      10,760
 Collateralized
  mortgage obligations    131,899        597       (1,675)     130,821
FHLMC stock                 2,049      1,029                     3,078
FNMA stock                      3         35           --           38
                         $290,515     $3,566      $(2,394)    $291,687

     Proceeds from sale of securities during 1996 were $21,183,000. Gross gains of $19,000 and gross losses of $272,000 were realized on those sales.

At March 31, 1996, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government and agencies thereof) which had an aggregate book value in excess of 10% of the Company's retained earnings at that date.



                                        March 31, 1995
                                   Gross          Gross           Estimated
                   Amortized    unrealized     unrealized          fair
                     cost         gains          losses            value

U. S. Government
 and agency
 obligations       $12,509        $ 18          $(152)            $ 2,375
Corporate bond       4,329           9            (91)              4,247
Collateralized
 mortgage
 obligations         3,957          75           (282)              3,750
FHLMC stock          2,049         699            (50)              2,698
FNMA stock               3           4                                  7
                  $ 22,847        $805          $(575)            $23,077

Proceeds from sale of securities during 1995 were $19,439,000. Gross gains of $193,000 and gross losses of $1,031,000 were realized on those sales.

The amortized cost and estimated fair value of securities available for sale at March 31, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized           Estimated
                                           cost             fair value

Due in on year or less                 $ 61,541             $ 61,550
Due after one year through
 five years                              25,260               25,501
Due after five years through
 ten years                               14,344               15,651
Due after ten years                     189,370              188,985
                                       $290,515             $291,687

During 1995, FASB issued a report entitled A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers, that allowed companies a one-time reassessment and reclassification from the "held to maturity" category to the "available for sale" category without adverse accounting consequences for the remainder of the portfolio. The Bank elected to take advantage of this opportunity and reclassified $142.5 million of its "held to maturity" securities into the "available for sale" category on November 30, 1995. Approximately $86.6 million of mortgage-backed-obligations, $28.3 million of corporate bonds and $27.6 million of municipal bonds were reclassified from "held to maturity" to "available for sale" and now virtually all of the Company's securities are classified as "available for sale." Net unrealized gains and losses related to the securities transfer were immaterial.

NOTE 4: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (in thousands):


                                          March 31, 1996
                                   Gross             Gross          Estimated
                    Amortized      unrealized        unrealized     fair
                      cost         gains             losses         value

Certificates of
 deposit            $2,059         $ --               $ --          $2,059

                                    March 31, 1995
                               Gross         Gross           Estimated
                  Amortized    unrealized    unrealized      fair
                    cost       gains         losses          value

Municipal bonds   $ 27,796       $1,151      $  (306)        $ 28,641
Corporate bonds     28,352           14         (126)          28,240
Certificates of
 deposits            4,217                                      4,217
Mortgage-backed
 securities:
  FHLMC
  certificates       5,721          153          (23)           5,851
  GNMA
  certificates       2,393           50          (12)           2,431
  FNMA
  certificates      10,288          142         (134)          10,296
  Collateralized
  mortgage
  obligations       68,164           76       (3,649)          64,591
                  $146,931       $1,586      $(4,250)        $144,267

The amortized cost and estimated fair value of securities held to maturity at March 31, 1996, by contractual maturity, are shown below (in thousands):

                                 Amortized      Estimated
                                   cost         fair value

Due in one year or less          $1,079          $1,079
Due after one year through
 five years                         980             980
                                 $2,059          $2,059

NOTE 5: INTEREST INCOME - OTHER INVESTMENT SECURITIES

Other investment securities interest income is composed of the following (in thousands):

                              1996                1995              1994

Taxable interest            $3,525              $2,555             $1,737
Dividends - FHLB stock         307                 199                350
Dividends - other stock        170                 195                152
Non-taxable interest         1,855               1,930              1,893
                            $5,857              $4,879             $4,132

NOTE 6: LOANS RECEIVABLE

Loans receivable at March 31 are summarized as follows (in thousands):

                                  1996              1995

One- to four-family            $309,895           $196,950

Commercial and multifamily       77,613             73,443
Construction and land            62,177             57,913
Consumer and other                5,204              2,744
                               $454,889           $331,050
Less:
  Loans in process              (35,225)           (28,455)
  Deferred loan fees,
   discounts and premiums        (1,876)            (2,223)
  Allowance for loan losses      (4,051)            (3,549)
                               $413,737           $296,823

The Bank makes loans to employees, officers, and directors and their affiliated companies. A summary of such activities for the years ended March 31 are as follows:

                                          1996               1995

     Loans outstanding, April 1        $4,874,549          $4,158,208
       Loan disbursements                 853,703           1,374,900
       Loan repayments                   (928,285)           (658,559)
     Loans outstanding, March 31       $4,799,967          $4,874,549

Loans serviced for others totaled $221,201,000 and $223,222,000 at March 31, 1996 and 1995, respectively. Custodial accounts maintained in connection with this servicing totaled $4,024,000 and $3,765,000 at March 31, 1996 and 1995, respectively.

The Bank's outstanding loan commitments totaled $10,190,000 and $6,983,000 at March 31, 1996 and 1995, respectively. The interest rates for the 1996 commitments range from 6.625% to 10.25%. In addition, the Bank had outstanding commitments to sell loans of $1,578,000 at March 31, 1996.

Nonaccrual loans totaled $526,000 and $341,000 at March 31, 1996 and 1995, respectively.

Loans held for sale at March 31, 1996, of $1,558,000 are stated net of undisbursed loans in process and deferred loan fees of $19,000 and $0, respectively.

Loans held for sale at March 31, 1995, of $2,580,000 are stated net of undisbursed loans in process and deferred loan fees of $52,000 and $3,000, respectively.

The Bank originates both adjustable and fixed rate loans. At March 31, 1996, the composition of those loans, less undisbursed amounts, were as follows (in thousands):

     Fixed rate (term to maturity):

        One month to one year                        $  6,345
        One to three years                              1,576
        Three to five years                             1,963
        Five to ten years                              10,053
        Over ten years                                159,779
                                                     $179,716
     Adjustable rate (term to rate adjustment):

        One month to one year                        $217,080
        One to three years                              7,952
        Three to five years                            14,391
        Five to ten years                                  --
        Over ten years                                    525
                                                     $239,948

The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the Bank's internal cost of funds, Federal Cost of Funds Index, One Year Constant Maturity Index, or the 11th District Cost of Funds. Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that primarily have been utilized to fund these loans.

NOTE 7: ALLOWANCES FOR LOAN AND REAL ESTATE HELD FOR SALE LOSSES

An analysis of the changes in the allowances for loan and real estate held for sale losses is as follows for the three years ended March 31, 1996 (in thousands):

                                                     Real estate
                                      Loans              held
                                    receivable         for sale

Balance, April 1, 1993              $ 3,105              $  704

     Provision                          440
     Net charge-offs                   (116)

Balance, March 31, 1994               3,429                 704

     Provision                          391                 125
     Net charge-offs                   (271)                (55)

Balance, March 31, 1995               3,549                 774

     Provision (recoveries)             524                 (70)
     Net charge-offs                    (22)               (704)

Balance, March 31, 1996             $ 4,051              $    0

NOTE 8: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at March 31 are summarized as follows (in thousands):

                                      1996           1995

Land                               $ 1,457         $ 1,457
Buildings and improvements           7,877           6,236
Furniture and equipment              3,013           2,562
Construction in progress                --             820
                                    12,347          11,075
Accumulated depreciation             5,765           5,288
                                   $ 6,582         $ 5,787

NOTE 9: DEPOSITS

Customer deposits consist of the following at March 31 (in thousands):

                                               1996          1995

     Demand and NOW accounts,
      including non-interest bearing
      deposits in 1996 and 1995 of
      $6,816 and $7,006, respectively,
      0% to 3%                              $ 68,582       $ 66,192

     Regular savings, 0% to 4%                32,499         37,210

     Certificate accounts:
           2.01% to 4%                         5,317         10,590
           4.01% to 6%                       193,980        175,245
           6.01% to 8%                        65,791         60,383
           8.01% to 10%                        7,886         10,250
           10.01% to 12%                           9            482
                                             272,983        256,950
                                            $374,064       $360,352

Deposits at March 31, 1996 and 1995, include public funds of $6,322,000 and $9,665,000, respectively. Securities with a book value of $969,000 and $2,025,000 were pledged as collateral on these deposits at March 31, 1996 and 1995, respectively, which exceeds the minimum collateral requirements established by the Washington Public Deposit Commission.

As of March 31, 1996, scheduled maturities of certificate accounts are as follows (in thousands):

     Due in less than one year              $178,422
     One to two years                         31,650
     Two to three years                       21,387
     Three to four years                      18,032
     Four to five years                        4,673
     After five years                         18,819
                                             $272,983

Included in deposits are certificates of deposit in excess of $100,000 of $45,453,000 and $35,968,000 at March 31, 1996 and 1995, respectively.
Interest on certificates in excess of $100,000 totaled $2,102,000, $1,808,000, and $1,409,000, for the years ended March 31, 1996, 1995 and 1994, respectively.

Deposit interest expense by type for the years ended March 31 is as follows:

                                    1996             1995             1994

     Certificates                $15,768           $12,410          $11,732
     Demand and NOW accounts       1,650             1,725            1,883
     Regular savings               1,558             1,344            1,273
                                 $18,976           $15,479          $14,888

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Bank has entered into borrowing arrangements with the Federal Home Loan Bank of Seattle (FHLB) to borrow funds under a short-term cash management advance program and long-term loan agreements. All borrowings are secured by stock of, and cash deposits in, the FHLB. Additionally, mortgage loans receivable and securities issued, insured, or guaranteed by the U. S. Government or agencies thereof are pledged as security for the loans. At March 31, 1996, FHLB advances were scheduled to mature as follows (in thousands):

                        Adjustable rate       Fixed rate         Total
                          advances            advances           advances
                      Rate*   Amount      Rate*     Amount    Rate*     Amount

Due in less than
 one year            5.55%   $ 29,845     5.40%    $124,159   5.43%   $154,004
One to two years     5.41       3,000     5.24        9,616   5.28      12,616
Two to three years     --          --     5.52        3,616   5.52       3,616
Three to four years    --          --     5.53        3,550   5.53       3,550
Four to five years   5.31       2,400     5.82        3,233   5.60       5,633
                     5.53%   $ 35,245     5.40%    $144,174   5.43%   $179,419

* - Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the year ended March 31 (in thousands):

                                             1996               1995

Maximum outstanding at any month end      $179,419            $72,135
Average outstanding                         66,252             42,419
Weighted average interest rates:
  Annual                                      5.80%              5.60%
  End of year                                 5.43               6.35

NOTE 11: OTHER BORROWINGS

Retail Repurchase Agreements included in other borrowings are due generally within 90 days with interest. At March 31, 1996, they carry interest rates ranging from 3.01% to 8%, payable at maturity, secured by the pledge of certain FNMA and FHLMC mortgage-related securities with a fair value of $8,708,000 as of March 31, 1996. As required under the terms of the repurchase agreements the Bank pledged, in April 1996, additional collateral for the agreements consisting of FNMA and FHLMC mortgage-related securities with a fair value of $2,367,000.

A summary of retail repurchase agreements at March 31 by the period remaining to maturity is as follows (in thousands):

                                     1996                      1995
                            Weighted                   Weighted
                            average                    average
                            rate        Balance        rate           Balance

Due in less than one year   5.02%       $7,682         5.74%          $5,999
One to two years            6.00         1,102         7.00              497
After five years            7.18         1,005         7.18            1,131
                            5.35%       $9,789         6.04%          $7,627

Repurchase Agreements included in other borrowings at March 31, 1996, consists of a $9,863,000 reverse repurchase agreement entered into on 3/25/96, due 4/25/96 with interest at 5.407%. The agreement to repurchase is secured by a mortgage-backed obligation issued by FNMA with a fair value of $10,112,500 at March 31, 1996. The Broker holds the security while the Bank continues to receive the principal and interest payments from the security. Upon maturity of the agreement the pledged security will be returned to the Bank. This was the only reverse repurchase borrowing in 1996 and 1995.

NOTE 12: FEDERAL INCOME TAXES

In computing taxes on income, savings banks that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed, within limitations, a bad debt deduction of 8% computed as a percentage of taxable income. Alternatively, a deduction based on actual experience losses could be taken if it results in a greater deduction. Under the provisions of SFAS No. 109, this deduction is not considered a permanent difference.

Retained earnings at March 31, 1996, include $5,318,000 of earnings which represent federal income tax bad debt deductions for which no provisions for federal income taxes have been made. If the accumulated amount that qualified as deductions for federal income taxes is later used for purposes other than for bad debt losses, the accumulated reserve will be subject to federal income tax at the then current tax rates. If, in the future, the Bank does not meet the federal income tax requirements necessary to permit it to deduct an allowance for bad debts pursuant to the section of the code applicable to savings institutions, the Bank's effective tax rate could increase to the maximum statutory rate. At December 31, 1995, the Bank met federal income tax requirements for a minimum bad debt deduction.

In 1993 the Company prevailed on its case regarding loan swaps whereby a United States District Court in the Eastern District of Washington ruled that the Bank was entitled to a refund of previously paid federal income taxes together with interest. The results of operations for the year ended March 31, 1994, include receipt of this settlement from the IRS in the amount $1,357,000 comprising $383,000 in refund of taxes and $974,000 for interest.

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows (in thousands):

                                      1996            1995          1994

Taxes at statutory rate             $3,020            $2,076        $4,087
Increase (decrease) in taxes:
 Tax-exempt interest                  (553)             (578)         (641)
 Refund on tax litigation               --                --          (383)
 Reduction of income tax
  liability for taxes
  provided in prior years               --                 --         (300)
 Difference in fair market
  value versus basis of
  released ESOP shares                  40
 Other                                 124               (163)        (128)
                                     2,631              1,335        2,635

Cumulative effect of change
 in accounting principle                --                204           --
                                    $2,631             $1,539       $2,635

The provision for federal income tax expense is composed of the following (in thousands):

                                       1996           1995            1994

Current                              $2,871          $1,539         $2,635
Deferred                               (181)             85             --
Change in valuation allowance           (59)            (85)            --
                                     $2,631          $1,539         $2,635

Federal income tax is provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets at March 31 consisted of the following (in thousands):

                                           1996                 1995
Deferred tax assets:
  Bad debt reserve book vs. tax-net      $ 1,082              $  779
  Deferred compensation                      554                 358
  Timing of deductibility of
   ESOP contributions                         34                  --
  Nondeductible write-down of
   investment securities                      61                  61
  Other                                      184                  84
                                           1,915               1,282

Deferred tax liabilities:
  Change in method of accounting
   for amortization of premium
   and discount on investments               168                 160
  FHLB stock dividends                       867                 763
  Depreciation                               173                 132
  Unrealized gain on
   securities available
   for sale                                  398                  78
  Other                                       13                  34
                                           1,619               1,167

                                             296                 115

  Valuation allowance                        (56)               (115)
  Deferred tax asset (liability) - net    $  240              $    0

NOTE 13: EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan for all eligible employees. The plan is funded annually at the discretion of the Board of Directors. Contributions charged to operations for the years ended March 31, 1996, 1995, and 1994 were $208,700, $384,610, and $394,000, respectively.

The Company has entered into a salary continuation agreement with certain of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $240,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, or upon death. The Company is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program were $108,678, $111,920 and $35,744 for the years ended March 31, 1996, 1995 and 1994, respectively. The plan's projected benefit obligation is $2,031,000, of which $200,000 was vested, at March 31, 1996. The assumed discount rate was 7% and 8% for 1996 and 1995, respectively. At March 31, 1996, an obligation of $256,342 and cash value of life insurance of $1,932,149 were recorded. At March 31, 1995, an obligation of $147,664 and cash value of life insurance of $1,857,456 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program resulting in a net cost of $33,985, $61,475 and $33,744 for the years ended March 31, 1996, 1995 and 1994, respectively.

The Company also offers deferred compensation plans to members of its board of directors and certain bank employees. The plans permit each director or bank employee to defer a portion of their annual fees or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund a portion of the plans' future obligations the Company has purchased life insurance policies, contributed to money market investments and purchased common stock of the Company. As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plan are reflected in the consolidated balance sheets of the Company. The common stock is reported as a contra-equity account. The money market investments and cash surrender value of the life insurance policies are included in other assets.

NOTE 14: EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Bank established for eligible employees an employee stock ownership plan
(ESOP) and related trust that became effective upon the Conversion. Full-time employees of the Bank as of January 1, 1995 and full-time employees of the Company or the Bank employed after such date who, have been credited with at least 1,000 hours during a 12-month period will become participants.

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock. The loan will be repaid principally from the Company's or the Bank's contributions to the ESOP over a period of ten years, and the collateral for the loan will be the common stock purchased by the ESOP. Contributions to the ESOP will be discretionary; however, the Bank intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The interest rate for the loan is 8.75%.

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of the Bank or Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for 1996, the first plan year, was $515,000.

As of March 31, 1996, the Company has allocated or committed-to-be released to the ESOP 39,723 earned shares and has 833,127 unearned shares remaining to be released. The fair value of unearned shares held by the ESOP trust was $11,247,000 at March 31, 1996.

NOTE 15: REGULATORY CAPITAL REQUIREMENTS

                               Bank

The Bank is required to maintain minimum levels of regulatory capital as a percentage of regulatory assets. The Banks' total regulatory capital must equal 8% of risk-weighted assets, and one-half of that 8% (4%) must consist of Tier 1 (core) capital. At March 31, 1996, the Bank had the following regulatory capital ratios calculated in accordance with FDIC standards:

           Total risk-based capital ratio          27.55%
           Tier I risk-based capital ratio         26.39
           Leverage capital ratio                  13.42

The Bank's management believes that under the current regulations the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

At periodic intervals, the FDIC and the State of Washington Division of Banks examine the Bank's financial statements as part of their legally prescribed oversight of the thrift industry. Based on their examinations, these regulators may direct that the Bank's financial statements be adjusted in accordance with their findings. The FDIC performed an examination of the Bank as of September, 1995 and the State Of Washington Division of Banking performed an examination of the Bank in July 1994. Furthermore, the Company is subject to periodic examination by the Federal Reserve.

During 1992 the FDIC implemented new regulations that establish the amount of capital for each of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established categories of institutions. Under the prompt corrective actions provisions of this legislation and depending on the Bank's FDICIA category classification, the FDIC may restrict certain activities of the Bank including acceptance of brokered deposits or offering interest rates on deposits that are significantly higher than prevailing interest rates. In general terms, the capital definitions are as follows:

                              Total            Tier I
                              risk-based       risk-based       Leverage
  FDICIA category             capital ratio    capital ratio    capital ratio

  Well capitalized                10%               6%              5%
  Adequately capitalized           8%               4%              4%
  Undercapitalized                Below  8%         Below 4%        Below 4%
  Significantly undercapitalized  Below  6%         Below 3%        Below 3%
  Critically undercapitalized                                       2% or less


Total risk-based capital ratio is the ratio of total capital to risk-weighted assets. Tier I risk-based capital ratio is the ratio of core capital to risk-weighted assets. Leverage capital ratio is the ratio of core capital to adjusted total assets.

As of March 31, 1996, the Bank was in compliance with the well-capitalized capital requirements for the purposes of the prompt corrective actions provisions. An institution so categorized may hold brokered deposits. The Bank had no brokered deposits at March 31, 1996.

                               Company

The Company, as a bank holding company, is regulated by the Federal Reserve. The Federal Reserve has established capital requirements that generally parallel the capital requirements of the FDIC for the Bank that are applied to bank holding companies with $150 million or more in total consolidated assets. The Company's total regulatory capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.

At March 31, 1996, the Company had the following regulatory capital ratios calculated in accordance with Federal Reserve:

       Total risk-based capital ratio                   43.80%
       Tier 1 risk-based capital ratio                  42.68

The Company's management believes that under current regulations for bank holding companies the Company will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Company, such as a downturn in the economy in areas where the Company has most of its consolidated assets, could adversely affect the future earnings and, consequently, the ability of the Company to meet its future minimum bank holding company capital requirements.

NOTE 16: CONTINGENCIES

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions, other than those discussed below, would not have a material adverse effect on the results of operations or consolidated financial position at March 31, 1996.

As a result of federal legislation enacted in 1989, two deposit insurance funds, the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund (BIF) were established under the FDIC. First Savings Bank of Washington's deposits are insured by SAIF. The assessment rate schedules are calculated to keep the respective insurance funds capitalized at 1.25 percent of estimated insured deposits. On November 14, 1995, the FDIC adopted a new assessment rate scheduled for all deposits insured through the BIF, to be effective January 1, 1996. This greatly reduced the premiums for BIF-insured institutions, creating a premium disparity between the two funds. Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to SAIF-member institutions, the FDIC retained the existing rate schedule of 23 to 31 basis points.

Several alternatives to mitigate the effect on the premium disparity between BIF and SAIF have been suggested. The federal budget reconciliation bill contained a provision designed to recapitalize the SAIF by means of a 78 basis point one-time assessment based on March 31, 1995 insured deposits. Such a proposal would have led to elimination of the ongoing differential. However, the budget reconciliation bill was vetoed by the President on December 6, 1995, and no prediction as to the likelihood of such a one-time assessment can be made at this time. The payment of a one-time fee would have the effect of immediately reducing capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on the Bank's assessable deposits of $363.2 million at March 31, 1995, a one-time assessment of 78 basis points would equal approximately $2.8 million. Management cannot predict whether any legislation, including legislation imposing such a fee, will be enacted, or if enacted, the amount of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

NOTE 17: ACQUISITION OF INLAND EMPIRE BANK

On March 12, 1996, the Company signed a definitive agreement to acquire all the stock of Inland Empire Bank of Hermiston, Oregon (IEB). Founded in 1948, IEB has approximately $159 million in total assets, $139 million in deposits, $84 million in loans and $18.4 million in shareholders' equity at December 31, 1995. IEB operates full-service branches in Hermiston, Pendleton, Boardman, Stanfield and Umatilla, Oregon; lending offices in Condon and La Grande, Oregon; and brokerage and insurance offices in Hermiston and Pendleton. The shareholders of IEB will receive approximately $60.24 per share, in cash, for all outstanding shares of the Bank for a total consideration of approximately $32.1 million, subject to adjustment. The acquisition, which has been approved by the board of directors of each company and the shareholders of Inland Empire Bank, is subject to approval by regulators. The transaction is expected to close by September 30, 1996.

NOTE 18: INTEREST RATE RISK

The financial condition and operation of the Company are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. The Company's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities.

The activities of the Company, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution's earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution's assets, liabilities, and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates.

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities, and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk), product caps and floors, and early repayment or withdrawal provisions, which may be contractual or market driven, that are generally more favorable to customers than to the Company.

The Company's primary monitoring tool for assessing interest rate risk is "asset/liability simulation modeling," which is designed to capture the dynamics of balance sheet, interest rate and spread movements, and to qualify variation in net interest income and net market value resulting from those movements under different rate environments. Another monitoring tool used by the Company to assess interest rate risk is "gap analysis." The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive" and by monitoring the Company's interest sensitivity "gap". Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible, and considers that the Company's current level of interest rate risk is reasonable.

NOTE 19: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments is as follows at March 31, (in thousands):

                                  1996                    1995
                          Carrying    Estimated   Carrying    Estimated
                           value      fair value   value      fair value

Assets:
  Cash                   $  9,026     $  9,026    $  5,497     $  5,497
  Securities available
   for sale               291,687      291,687      23,077       23,077
  Securities held to
   maturity                 2,059        2,059     146,931      144,267
  Loans receivable held
   for sale                 1,558        1,558       2,580        2,580
  Loans receivable        413,737      420,561     296,823      296,498
  Accrued interest
   receivable               4,627        4,627       3,311        3,311
  FHLB stock                9,030        9,030       3,734        3,734

Liabilities:
  NOW accounts             68,582       68,582      66,192       66,192
  Passbook savings         32,499       32,499      37,210       37,210
  Certificates of
   deposit                272,983      274,982     256,950      256,514
  Advance payments
   by borrowers for
   taxes and insurance      3,563        3,563       3,331        3,331
  FHLB advances           179,419      178,968      62,711       62,134
  Other borrowings       $ 19,652     $ 19,738    $  7,627     $  7,675

Off-balance-sheet
 financial instruments:

 Commitments to sell
  loans                  $    -0-     $    -0-    $    -0-      $   -0-
 Commitments to
  originate loans              0            0           0            0
 Commitments to
  purchase securities          0            0           0            0

Fair value estimates, methods, and assumptions are set forth below for the Company's financial and off-balance sheet instruments.

Cash: The carrying amount of these items is a reasonable estimate of their fair value.

Securities: The estimated fair value of investment securities and mortgaged-backed securities available for sale and held to maturity are based on quoted market prices or dealer quotes.

Loans Receivable: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as multi-family real estate, residential mortgage, nonresidential, and other. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing residential mortgages is estimated based upon secondary market sources by type of loan and terms such as fixed or variable interest rates. For performing nonresidential and multi-family real estate loans, the fair value has been estimated based upon the level of interest rates inherent in the loans as compared to current interest rates for comparable loans taking into consideration the estimate of maturity and experience with repayments.

Fair value for significant nonperforming loans is based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

FHLB Stock: The fair value is based upon the redemption value of the stock which equates to its carrying value.

Deposit Liabilities: Under SFAS No. 107, the fair value of deposits with no stated maturity, such as savings, checking, and NOW accounts is equal to the amount payable on demand. Management also has considered the fair value of time deposits with a maturity of six months or less to be the same as the amount recorded. The market value of certificates of deposit with maturities in excess of six months is based upon the discounted value of contractual cash flows. The discount rate is determined using the borrowing rate available from the Federal Home Loan Bank for comparable terms.

FHLB Advances and Other Borrowings: The fair value of FHLB advances and other borrowings is estimated based on discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.

Commitments: Commitments to sell loans with a notional balance of $1,578,000 and $2,635,000 at March 31, 1996 and 1995 respectively, have a carrying value of zero, representing the cost of such commitment. Commitments to originate loans, $10,190,000 and $6,983,000 at March 31, 1996 and 1995, respectively, also have a carrying value of zero. A commitment to purchase a security with a notional balance of $5,250,000 at March 31, 1996 has a carrying value of zero, representing the cost of such commitment. The fair value of such commitments is also estimated to be zero based upon current market rates for similar loans and any fees received to enter into similar agreements.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not financial instruments include the mortgage banking operations; deferred tax liabilities; land, building, and equipment; and real restate held for sale.

NOTE 20: FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.
                (PARENT COMPANY ONLY)

Summary financial information as of March 31 (in thousands):
(Note - Information for 1995 is for the former mutual holding company)

Balance Sheets
For the years ended March 31, 1996 and 1995

                                            1996              1995
       ASSETS

       Cash                               $    109         $     63
       Investments available for sale       53,054               --
       Loan receivable ESOP                  8,431               --
       Investment in subsidiary             93,412           50,167
       Other assets                          1,306               21
                                          $156,312          $50,251

       LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities                           1,047               --
       Equity                              155,265           50,251
                                          $156,312          $50,251

Statements of Income
For the years ended March 31, 1996 and 1995

                                            1996              1995

       INTEREST INCOME:
       Certificates and time deposits     $     26          $     2
       Investments                           1,054               --
       ESOP loan                               313               --

       OTHER INCOME:
       Equity in undistributed income
        of subsidiary                        5,612            5,181
                                             7,005            5,183

       OTHER EXPENSE:
        Compensation, payroll taxes,
         and fringe benefits                    64                1
        Other expense                          345               14
                                             6,596            5,168
        FEDERAL INCOME TAX                     344               --

        NET INCOME                        $  6,252          $ 5,168

Statements of Cash Flows
For the years ended March 31, 1996 and 1995

                                             1996               1995

OPERATING ACTIVITIES:
 Net income                               $  6,252          $   5,168
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Equity of undistributed earnings
    of subsidiary                           (5,612)            (5,181)
   (Increase) decrease in other assets      (1,285)                 5
   Increase (decrease) in other
    liabilities                                543                 --

   Net cash used by operating activities      (102)                (8)

INVESTING ACTIVITIES:
 Purchase of securities available
  for sale                                (440,626)                --
 Principal payments and maturities of
  securities available for sale            387,572                 --
 Acquisition of wholly owned subsidiary    (53,681)                --
 Dividends received from subsidiary          8,560                 --
 Loan provided to subsidiary's ESOP for
  purchase of common stock                  (8,728)                --
 Principal repayments - ESOP loan              297                 --
 Additional investment in subsidiary           (41)                --

  Net cash used by investing
   activities                             (106,647)                 0

FINANCING ACTIVITIES:
 Proceeds from issuance of common
  stock, net of underwriting costs         107,361                 --
 Cash dividends paid                          (504)                --
 Contribution from (reimbursement to)
  wholly owned subsidiary                      (62)                --

  Net cash provided by financing
   activities                              106,795                  0

 NET INCREASE (DECREASE) IN CASH                46                 (8)
 CASH, BEGINNING OF PERIOD                      63                 71
 CASH, END OF PERIOD                      $    109          $      63

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Non-cash transactions:
  Net change in dividends payable         $    504          $      --
  Reduction of initial investment in
   subsidiary for loan advanced to ESOP   $  8,728          $      --
  Increase of investment in subsidiary
   for shares released to ESOP
   participants as compensation           $    515          $      --

NOTE 21: ADJUSTMENT OF PRIOR YEARS' FINANCIAL STATEMENTS

The Bank previously accounted for premiums and discounts on certain investments by accelerating the recognition of premiums and deferring recognition of most discounts until sale or maturity of the investment. Additionally, certain investments held for sale were classified as held for investment and were not recorded at the lower of cost or market at March 31, 1994. As a result, the Company restated its consolidated balance sheet as of March 31, 1994, and its consolidated statements of income, equity, and cash flows for the year ended March 31, 1994, to reflect the reporting of the above items in conformity with generally accepted accounting principles in effect at the time.

The effect of this restatement was to increase the carrying value of investments by $940,000 at March 31, 1994. No income tax provision on the adjustment was required for 1994 due to recognizing available deferred tax debits in years prior to 1994. Consolidated retained earnings as of March 31, 1994, and April 1, 1993, were increased as follows to reflect the above restatement (in thousands):

                                      Retained earnings
                       As previously        As            Cumulative
                       reported             restated      adjustment

March 31, 1994         $43,991              $44,931       $   940

April 1, 1993          $34,632              $35,546       $   914

Income before income taxes, provision for income taxes, and net income for the year ended March 31, 1994, were adjusted as follows (in thousands):

                                     March 31, 1994
                        As previously       Net           As
                        reported            change        adjusted

Income before income
 taxes                 $11,994              $    26       $12,020

Provision for income
 taxes                   2,635                   --       $ 2,635

Net income             $ 9,359              $    26       $ 9,385

NOTE 22: CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

In October 1995, the Company converted from the mutual holding company to the stock holding company form of organization. At the time, the Company established a liquidation account in an amount equal to its equity, as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who will continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

Subsequent to the conversion, the Bank may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

NOTE 23: STOCK REPURCHASE

In April 1996 the Company received the approval of the Federal Reserve to repurchase approximately 546,000 shares, or up to 5% of its outstanding common stock. These shares may be purchased at prevailing market prices from time to time during the period ending October 31, 1996, depending on market conditions. The Board of Directors will reevaluate the program at the end of the six months and decide to terminate or continue it.

NOTE 24: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (in thousands):

                               Year ended March 31, 1996
                        First          Second           Third         Fourth
                        Quarter        Quarter          Quarter       Quarter

Interest income         $9,170         $9,310           $10,733       $12,196
Interest expense         5,566          5,710             5,622         6,389
Net interest income      3,604          3,600             5,111         5,807
Provision for loan
 losses                     37             75               156           256
Net interest income
 after provision
 for loan losses         3,567          3,525             4,955         5,551
Non-interest income        542            472               170           484
Non-interest expense     2,665          2,402             2,477         2,839
Income before income
 taxes and change in
 accounting principle    1,444          1,595             2,648         3,196
Income tax                 369            442               830           990
Net operating income    $1,075         $1,153           $ 1,818       $ 2,206

Earnings per share      $   (*)        $   (*)          $    (*)      $  0.22
Fully diluted earnings
 per share              $   (*)        $   (*)          $    (*)      $  0.22
Cash dividend declared  $   (*)        $   (*)          $  0.05       $  0.05


                                       Year ended March 31, 1995

                        First          Second           Third         Fourth
                        Quarter        Quarter          Quarter       Quarter

Interest income         $7,651         $8,223           $ 8,759       $ 9,019
Interest expense         3,904          4,252             4,856         5,218
Net interest income      3,747          3,971             3,903         3,801
Provision for loan
 losses                     51             51               197            92
Net interest income
 after provision
 for loan losses         3,696          3,920             3,706         3,709
Non-interest income        785            544              (681)          450
Non-interest expense     2,456          2,386             2,576         2,604
Income before income
 taxes                   2,025          2,078               449         1,555
Income taxes               443            454                98           340
Net operating income     1,582          1,624               351         1,215
Benefit from change
 in accounting
 principle                 396             --                --            --
Net income              $1,978         $1,624           $   351       $ 1,215

(*)The Company converted from mutual to stock ownership on 10/31/95, therefore earnings per share information is meaningful for the fourth quarter fiscal year 1996.

                First Savings Bank of Washington Bancorp, Inc.
                              Index of Exhibits

Exhibit

2 Agreement and Plan of Merger dated March 11, 1996 between First Savings Bank of Washington Bancorp, Inc. and Inland Empire Bank (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K dated March 15, 1996.)

3{a} Certificate of Incorporation of Registrant (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 33-93386.))

3{b} Bylaws of Registrant (incorporated by reference to Registration Statement on Form S-1, as amended (File No. 33-93386.))

10{a}  Employment Agreement with Gary L. Sirmon.

10{b}  Executive Salary Continuation Agreement with Gary L. Sirmon

10{c}  Employment Agreement with D. Allan Roth.

10{d}  Executive Salary Continuation Agreement with D. Allan Roth.

10{e}  Employment Agreement with Michael K. Larsen

10{f}  Executive Salary Continuation Agreement with Michael K. Larsen.

10{g} 1996 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders held on July 26, 1996.)

10{h} 1996 Management Recognition and Development Plan (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders held on July 26, 1996.)

21     Subsidiaries of the Registrant.

27     Financial Data Schedule.

                               EXHIBIT 10 {A}
                   EMPLOYMENT AGREEMENT WITH GARY L. SIRMON

       THIS AGREEMENT is made effective this 16th day of June, 1994, by and among First Savings Bank of Washington Bancorp, a mutual holding company ("Holding Company"), First Savings Bank of Washington, a savings bank chartered under Title 32 of the Revised Code of Washington ("Savings Bank"), and Gary L. Sirmon , ("Employee"). All references herein to the Holding Company include the Savings Bank unless otherwise indicated.

      WHEREAS, the Employee has heretofore been employed by the Holding Company as President and is experienced in all phases of the business of the Holding Company; and

       WHEREAS, the parties desire by this writing to set forth the continued employment relationship of the Holding Company and the Employee;

       NOW THEREFORE, it is AGREED as follows:

       1.      Employment.  The Employee is employed as the   President/CEO
of the Holding Company. The Employee shall render administrative and management services to the Holding Company such as are customarily performed by persons situated in a similar executive capacity. He or she shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Holding Company. The Employee's other duties shall be such as the Board of Directors may from time to time reasonably direct, including normal duties as an officer of the Holding Company.

       2. Base Compensation. The Holding Company agrees to pay the Employee during the term of this Agreement a salary at the rate of $180,000.00 pr annum, payable in cash not less frequently than twice monthly. Such rate of salary, or any increased rate of salary, as the case may be, shall be reviewed by the Board of Directors of the Holding Company no less often than annually and the Board of Directors shall document the justification for their actions in the minutes of the Board of Directors. If the employee is a member of the Board of Directors, he or she shall not participate in any discussions or vote of the Board of Directors with respect to this Agreement.

       3. Discretionary Bonuses. The Employee shall be entitled to participate in an equitable manner with all other key management personnel of the Holding Company in discretionary bonuses authorized and declared by the Board of Directors of the Holding Company to its key management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Employee's right to participate in such discretionary bonuses when and as declared by the Board of Directors. Any such bonus shall take into account the Holding Company's current financial condition, operations and the Board of Directors evaluation of the performance of the Employee.

       4.      (a)    Participation in Retirement and Medical Plans.  The
Employee shall be entitled to participate in any plan of the Holding Company relating to pension, profit-sharing, or other retirement benefits and medical coverage or reimbursement plans that the Holding Company may adopt for the benefit of its employees.

               (b) Employee Benefits; Expenses. The Employee shall be eligible to participate in any fringe benefits that may be or become applicable to the Holding Company's executive employees, including participation in a stock option or incentive plan adopted by the Board of Directors, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Employee under this Agreement. The Holding Company shall reimburse Employee for all out-of-pocket expenses that Employee shall incur in connection with his or her services for the Holding Company.

       5. Term. The initial term of employment under this Agreement shall be for the period commencing June 16, 1994, and ending June 15, 1997. Said 36-month period of employment may be extended for an additional 12 full calendar months by action of the Board of Directors on June 16, 1995, and on each succeeding June 16 thereafter respectively.

       6.      Loyalty; Noncompetition.   (a)  The Employee shall devote his
or her full time and best efforts to the performance of his or her employment under this Agreement. During the term of this Agreement, the Employee shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Holding Company or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in the area of Walla Walla, Washington or any other area in which the Holding Company operates a full service branch office.

               (b) Upon termination of this Agreement for any reason other than the reasons set forth in paragraph 9 of this Agreement, for a period of three years from the termination of this Agreement, the employee shall not at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Holding Company or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in the area of Walla Walla, Washington or any other area in which the Holding Company operates a full service branch office.

               (c) Nothing in the foregoing subparagraphs in paragraph 6 shall apply to subsidiaries and affiliates or shall be determined to prevent or limit the right of Employee to invest in the capital stock or other securities of any business dissimilar from that of employer or solely as a passive investor in any business.

               (d) Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Holding Company shall include engaging in business as owner, partner, agent or employee of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

               (e) In the event of violation by Employee of this agreement for loyalty and noncompetition, the Employee will be subject to damages and because of the relationship of employer and employee, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

       7. Standards. The Employee shall perform his or her duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the Board of Directors of the Holding Company and its subsidiaries.

       8. Vacation and Sick Leave. At such reasonable times as the Board of Directors of the Holding Company shall in its discretion permit, the Employee shall be entitled, without loss of pay, to absent himself or herself voluntarily from the performance of his or her employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

               (a) The Employee shall be entitled to any annual vacation in accordance with the policies as periodically established by the Board of Directors for senior management officials of the Holding Company, which shall in no event be less than the current policies of the Holding Company.

               (b) The timing of vacations shall be scheduled in a reasonable manner by the Employee. The Employee shall not be entitled to receive any additional compensation from the Holding Company on account of his or her failure to take a vacation; nor shall he be entitled to accumulate unused vacation from one fiscal year to the next except to the extent authorized by the Board of Directors for senior management officials of the Holding Company.

               (c) In addition to the aforesaid paid vacations, the Employee shall be entitled without loss of pay, to absent himself voluntarily from the performance of his or her employment with the Holding Company for such additional period of time and for such valid and legitimate reasons as the Board of Directors in its discretion may determine. Further, the Board of Directors shall entitled to grant to the Employee a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

               (d) In addition, the Employee shall be entitled to an annual sick leave as established by the Board of Directors for senior management officials of the Holding Company. In the event any sick leave time shall not have been used during any year, such leave shall accrue to subsequent years only to the extent authorized by the Board of Directors. Upon termination of his or her employment, the Employee shall not be entitled to receive any additional compensation from the Holding Company for unused sick leave.

       9.      Termination and Termination Pay.

       This agreement shall be terminated upon the following occurrences:

               (a) The death of the Employee during the term of this Agreement, in which event the Employee's estate shall be entitled to receive the compensation due the Employee through the last day of the calendar month in which his or her death shall have occurred.

               (b) This Agreement may be terminated at any time by a decision of the Board of Directors of the Holding Company for conduct not constituting termination for "Just Cause," or by the Employee upon sixty (60) days written notice to the Holding Company, as the case may be. In the event this Agreement is terminated by the Board of Directors without Just Cause, the

Holding Company shall be obligated to continue to pay the Employee his or her salary up to the date of termination of the term (including any renewal term) of this Agreement. In the event this Agreement is terminated by the Employee, the compensation and benefits will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board of Directors.

               (c) The Holding Company reserves the right to terminate this Agreement at any time for Just Cause. Termination for "Just Cause" shall mean termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense), final cease-and-desist order, termination under the provisions of subparagraphs (d) and (e) below, or material breach of any provision of this Agreement. Subject to the provisions of paragraph 12 hereof, in the event this Agreement is terminated for Just Cause, the Holding Company shall only be obligated to continue to pay the Employee his or her salary up to the date of termination.

               (d)  If the Holding Company is in default (as defined in S3(x)
(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

               (e) If, after a "Change of Control" (as hereinafter defined) of the Holding Company or it's subsidiary, the Holding Company shall terminate the employment of the Employee during the period of employment under this Agreement for any reason, other than Just Cause as defined in paragraph 9(c), including retirement at or after the normal retirement age under a qualified pension plan maintained by the Holding Company or a termination pursuant to paragraph 11, or otherwise change the present capacity or circumstances in which the Employee is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Employee's responsibilities or authority or compensation or other benefits provided under this Agreement without the Employee's written consent, then the Holding Company shall pay to the Employee and provide the Employee, or to his or her beneficiaries, dependents and estate, as the case may be, with the following:

                   (i) The Holding Company shall promptly pay to the Employee an amount equal to the product of 2.99 times the Employee's "base amount" as defined in S280G(b) (3) of the Internal Revenue Code of 1986, as amended.

                   (ii) During the period of 36 calendar months beginning with the event of termination, the Employee, his or her dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Holding Company, including without limitation the Holding Company's pension plan, life insurance and health insurance as if the Employee was still employed during such period under this Agreement.

                  (iii) If and to the extent that benefits or service credit for benefits provided by paragraph 9 (f)(ii) shall not be payable or provided under any such plans to the Employee, his or her dependents, beneficiaries and estate, by reason of his or her no longer being an employee of the Holding Company as a result of termination of employment, the Holding Company shall itself pay or provide for payment of such benefits and service credit for benefits to the Employee, his or her dependents, beneficiaries and estate. Any such payment relating to retirement shall commence on a date selected by the Employee which must be a date on which payments under the Holding Company's qualified pension plan or successor plan may commence.

                  (iv) If the Employee elects to have benefits commence prior to the normal retirement age under the qualified pension plan or any successor plan maintained by the Holding Company and thereby incurs an actuarial reduction in his or her monthly benefits under such plan, the Holding Company shall itself pay or provide for payment to the Employee of the difference between the amount that would have been paid if the benefits commenced at normal retirement age and the actuarially reduced amount paid upon the early commencement of benefits.

                   (v) The Holding Company shall pay all legal fees and expenses which the Employee may incur as a result of the Holding Company's contesting the validity or enforceability of this Agreement and the Employee shall be entitled to receive interest thereon for the period of any delay in payment from the date such payment was due at the rate determined by adding two hundred basis points to the six month Treasury Bill rate.

                   (vi) The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts receive from other employment or otherwise by the Employee offset in any manner the obligations of the Holding Company hereunder.

       10.  Change of Control.  (a) No benefit shall be payable under this section 10 unless there shall have been a change in control of the Holding Company or its subsidiary. For purposes of determining under this Agreement whether there has been a change in control of the Holding Company or its subsidiary, a "change in control" of the Holding Company or its subsidiary shall mean (i) a plan or reorganization, merger, merger conversion, consolidation or sale of all or substantially all of the assets of the Holding Company or its subsidiary or a similar transaction that occurs in which the Holding Company or its subsidiary is not the resulting entity, (ii) individuals who constitute the board of directors of the Holding Company or the Board of directors of its subsidiary cease for any reason to constitute a majority thereof; or (iii) a change in control within the meaning of RCW S32.32.228 occurs, as determined by the board of directors of the Holding Company or its subsidiary, provided, however that a change in control shall not be deemed to occur if the transaction(s) constituting a change in control is (are) approved by the majority of the board of directors of the Holding Company or its subsidiary, as the case may be, and the Employee. In the event the Holding Company converts from the mutual form of organization to the stock form of organization on a stand-alone basis at any time subsequent to the effective date of this Agreement ("Stock Holding Company"), a "change in control" of the Stock Holding Company or its subsidiary for purposes of this Agreement shall mean an event of a nature that (I) would be required to be in response to Item 1 of the current report on Form 8-K, as in effect on the date hereof, pursuant to Securities Exchange Act of 1934 ("Exchange Act') S13 or S15(d); or (II) results in a Change in Control of the Stock Holding Company or its subsidiary within the meaning of the Change in Bank Control Act of 1978 and the rules and regulations promulgated by the Board of Governors of the Federal Reserve System, as in effect on the date hereof; or (III) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in S13(d) and S14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the exchange Act), directly or indirectly, of securities of the Stock Holding Company or its subsidiary representing 20% or more of the Stock Holding Company's or its subsidiary's outstanding securities except for any securities of the subsidiary purchased by the Stock Holding Company and any securities of the subsidiary purchased by the subsidiary's Employee Stock Ownership Plan and Trust; or (b) individuals who constitute the board of the Stock Holding Company or its subsidiary on the date hereof ("Incumbent Board') cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Stock Holding Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Stock Holding Company or its subsidiary or similar transaction occurs in which the Stock Holding Company or its subsidiary is not the resulting entity.

       11. Expenses to Enforce Agreement. In the event any dispute shall arise between the Employee and the Holding Company as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee in defending against any action taken by the Holding Company, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions; provided, however, that in the absence of legal judgment or settlement the Holding Company shall not be required to reimburse the Employee for such costs and expenses incurred by the Employee in seeking to enforce the terms of this Agreement. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a canceled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

       12. Successor and Assigns. (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Holding Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Holding Company.

            (b) Since the Holding Company is contracting for the unique and personal skills of the Employee, the Employee shall be precluded from assigning or delegating his or her rights or duties hereunder without first obtaining the written consent of the Holding Company.

       13. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

       14. Applicable Law: This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of the State of Washington, except to the extent that Federal law shall be deemed to apply.

       15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.

                                     FIRST SAVINGS BANK OF WASHINGTON
                                     BANCORP

                                     By: /s/ D. Allan Roth


                                     FIRST SAVINGS BANK
                                       OF WASHINGTON

                                     By: /s/ D. Allan Roth

ATTEST:

   By: /s/ Michael K. Larsen


WITNESS:

 /s/ Dianna M. Stacy           /s/ Gary Sirmon

                               EXHIBIT 10 {B}
           EXECUTIVE SALARY CONTINUATION AGREEMENT WITH GARY L. SIRMON

THIS AGREEMENT, made and entered into this 8th day of October, 1993, by and between FIRST SAVINGS BANK OF WASHINGTON, a corporation organized and existing under the laws of the State of Washington, (hereinafter called the Corporation), and Gary Sirmon (hereinafter called the Executive).


W I T N E S S E T H:

WHEREAS, the Executive is in the employ of the Corporation serving as its President; and

WHEREAS, the experience of the Executive, his knowledge of the affairs of the Corporation, his reputation and contacts in the industry are so valuable that assurance of his continued service is essential for the future growth and profits of the Corporation and it is in the best interests of the Corporation to arrange terms of continued employment for the Executive so as to reasonably assure his remaining in the Corporation's employment during his lifetime or until the age of retirement; and

WHEREAS, it is the desire of the Corporation that his services be retained as herein provided; and

WHEREAS, the Executive is willing to continue in the employ of the Corporation provided the Corporation agrees to pay him or his beneficiaries certain benefits in accordance with the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the services to be performed in the future as well as the mutual promises and covenants herein contained, it is agreed as follows:

                               ARTICLE 1.

1.1)   Beneficiary - The term Beneficiary shall mean the person or persons whom the Executive shall designate in writing to receive the benefits provided hereunder.

1.2)   Disability - The term Disability shall mean an inability to substantially perform the usual and regular duties performed by the Executive as an employee of the Corporation. Such disability may be caused by either illness or injury and includes mental disabilities. For purposes of this Agreement the determination of the Executive's disability shall be made solely by the Board of Directors of the Corporation without participation by the alleged disabled Executive. Such a determination by the Board of Directors shall be final and conclusive on all parties hereto.

1.3)   Named Fiduciary and Plan Administrator - The Named Fiduciary and Plan
Administrator of this plan shall be the Corporation.

                               ARTICLE 2.

2.1)   Employment - The Corporation agrees to employ the Executive in such capacity as the Corporation may from time to time determine. The Executive will continue in the employ of the Corporation in such capacity and with such duties and responsibilities as may be assigned to him, and with such compensation as may be determined from time to time by the Board of Directors of the Corporation. Nothing contained in this agreement shall give any employee a right to continued employment or any contractual right of employment. The employee agrees that all terms of employment are established and approved from time to time by the Board of Directors of the Corporation.

2.2)   Fringe Benefit - The Salary continuation benefits provided by this
Agreement are granted by the Corporation as a fringe benefit to the Executive and are not part of any salary reduction plan or any arrangement deferring a bonus or a salary increase. The Executive has no option to take any current payment or bonus in lieu of these salary continuation benefits.

                               ARTICLE 3.

3.1)   Retirement - If the Executive shall continue in the employment of the
Corporation until he attains the age of sixty-five (65), he may retire from active daily employment as of the first day of the month next following attainment of age sixty-five (65) or upon such later date as may be mutually agreed upon by the Executive and the Corporation.

3.2)   Payment - The Corporation agrees that upon such retirement, it will pay to the Executive the annual sum of One Hundred Twelve Thousand Dollars ($112,000.00), payable monthly on the first day of each month following such retirement for life with a minimum of 180 months; subject to the conditions and limitations hereinafter set forth. The One Hundred Twelve Thousand Dollars ($112,000.00) annual payment amount may be adjusted as of the first year in which it is to be paid to reflect changes in the federally determined cost-of-living index and may be adjusted annually for each payment year thereafter to reflect further changes in said federally determined cost-of-living index. However, the Corporation is not obligated hereunder to make any such adjustment.

3.3)   Death After Retirement - The Corporation agrees that if the Executive shall so retire, but shall die before receiving the full amount of monthly payments to which he is entitled hereunder, it will continue to make such monthly payments to the Executive's designated Beneficiary for the remaining period. If a valid Beneficiary Designation is not in effect, the payments shall be made to the Executive's surviving spouse or, if none, said payments shall be made to the duly qualified personal representative, executor or administrator of his estate.

                               ARTICLE 4.

4.1)   Death Prior to Retirement - In the event the Executive should die while actively employed by the Corporation at any time after the date of this Agreement, but prior to his attaining the age of sixty-five (65) years, the Corporation will pay the annual sum of One Hundred Twelve Thousand Dollars ($112,000.00) per year, to the Executive's designated Beneficiary in equal monthly installments for a period of 180 months. If a valid Beneficiary Designation is not in effect, the payments shall be made to the Executive's surviving spouse or, if none, said payments shall be made to the duly qualified personal representative, executor or administrator of his estate. The said monthly payments shall begin the first day of the month following the month of the death of the Executive. Provided, however, that anything hereinabove to the contrary notwithstanding, no death benefit shall be payable hereunder if it is determined that the Executive's death was caused by suicide on or before October 8, 1995.

4.2)   Disability Prior to Retirement - In the event the Executive should become disabled while actively employed by the Corporation at any time after the date of this Agreement but prior to his attaining the age of sixty-five
(65) years, the Executive will be considered to be one hundred percent (100%) vested in the amount set forth in Schedule A attached hereto and made a part hereof. Said amount shall be paid to the Executive in accordance with Schedule A within three (3) months of the determination of disability. Said payment shall be in lieu of any other retirement or death benefit under this Agreement.

                               ARTICLE 5.

5.1)   Termination of Employment - The Corporation reserves the right to terminate the employment of the Executive at any time prior to retirement. In the Event that the employment of the Executive shall terminate prior to his attaining age sixty-five (65), other than by reason of this disability or his death, then this Agreement shall terminate upon the date of such termination of employment. Provided, however, that the Executive shall be entitled to the following benefits under the following circumstances:

    (01) If the Executive has been employed by the Corporation for a period of at least three (3) continuous years measured from the employment commencement date of the Executive, the Executive will be considered to be vested in thirty percent (30%) of the amount set out in Schedule A attached hereto and made a part hereof and shall become vested in an additional ten percent (10%) of said amount for each succeeding year thereafter until he becomes one hundred percent (100%) vested. If the Executive's employment is terminated under the provisions of this Section 5.1, the Corporation will pay the Executive's vested amount as described in Schedule A.

    (02) Anything hereinabove to the contrary, notwithstanding, in the event of a transfer in the controlling ownership or sale of the corporation or its parent corporation, at any time after the date of this agreement, but prior to the Executive obtaining 65 years, the Executive is involuntarily terminated, the executive will be considered to be 100% vested in the amount set forth in Schedule A giving an additional three

    (3) years of plan participation; but in no event will such amount exceed the maximum benefit shown on Schedule A. Said amount shall be paid to the Executive in accordance with Schedule A within three (3) months of such termination.

    If the Executive voluntarily terminates his employment, he will be entitled to the vested amount shown in Schedule A as of the effective date of such voluntary termination and said amount shall be paid the Executive in accordance with Schedule A within three (3) months of such termination. In the event of voluntary termination and the Executive has been employed by the corporation or its successor organization for a period of at least three continuous years, measured from the employment commencement date of the Executive, the Executive will be considered to be vested 30% in the amount set out in Schedule A and shall become vested an additional 10% of said amount at the end of each succeeding year thereafter until he has become 100% vested.

                               ARTICLE 6.

6.1)   Termination of Agreement by Reason of Changes in Law - The Corporation
is entering into this Agreement upon the assumption that certain regulations and existing tax laws will continue in effect in substantially their current form. In the event of any changes in such regulations or laws, the Corporation shall have an option to terminate or modify this Agreement. Provided, however, that the Executive shall be entitled to at least the same amount as he would have been entitled to under Section 4.2 relating to disability.

                               ARTICLE 7.

7.1)   Nonassignable - Neither the Executive, his spouse, nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify, or otherwise encumber in advance any of the benefits payable hereunder, nor shall any of said benefits be subject to seizure for the payment of any debts, judgements, alimony or separate maintenance, owned by the Executive or his beneficiary or any of them, or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise.

                                ARTICLE 8.

8.1) Claims Procedure - The Corporation shall make all determinations as to rights to benefits under this Agreement. Any decision by the Corporation denying a claim by the Executive or his beneficiary for benefits under this Agreement shall be stated in writing and delivered or mailed to the Executive or such beneficiary. Such decision shall set forth the specific reasons for the denial, written to the best of the Corporation's ability in a manner calculated to be understood without legal or actuarial counsel. In addition, the Corporation shall provide a reasonable opportunity to the Executive or such beneficiary for full and fair review of the decision denying such claim.

                               SCHEDULE A

                    Management Supplemental Retirement
                         Salary Continuation Plan

             Participant:                       G. Sirmon
             Beginning Age:                     50
             Retirement Age:                    65
             Length of Benefit:                 Life With 15 YR. Minimum
             Benefit Amount:                    $112,000
             PV Retirement Accrual:             $947,797

             Pre-retirement Benefit Accrual/Vesting Schedule

A          B           C             D            E            F          G
 1        100        32,691        32,691       3,863      107,009     12,645
 2        100        35,581        68,272       8,068      205,328     24,263
 3        100        38,726       106,998      12,644      295,662     34,938
 4        100        42,149       149,147      17,625      378,660     44,746
 5        100        45,875       195,022      23,046      454,918     53,757
 6        100        49,930       244,952      28,946      524,982     62,036
 7        100        54,343       299,294      35,357      589,356     69,644
 8        100        59,146       358,441      42,356      648,503     76,633
 9        100        64,374       422,815      49,954      702,846     83,054
10        100        70,064       492,879      58,243      752,775     88,954
11        100        76,257       569,137      67,254      798,650     94,375
12        100        82,990       652,135      77,062      840,799     99,356
13        100        90,33        742,469      87,737      879,525    103,932
14        100        98,319       840,788      99,355      915,106    108,137
15        100       107,00        947,797     112,000      947,797    112,000

Chart Guide

Column A:      The Plan year
Column B:      Participant becomes 100% vested for each completed year of service
Column C:      The yearly benefit accrual and increase to participant's vested benefit
Column D:      Immediate one-time lump sum payout of participant's vested benefit upon plan termination or maturity
Column E:      Immediate annual payout of participant's vested benefit upon plan termination or maturity
Column F:      Age 65 one-time lump sum payout of participant's vested benefit upon plan termination or maturity
Column G:      Age 65 annual benefit payout of participant's vested benefit upon plan termination or maturity

                               ARTICLE 9.

9.1)    Unsecured General Creditor - The Executive and his beneficiary shall have no legal right or equitable rights, interests, or claims in or to any property or assets of the Corporation. No assets of the Corporation shall be held under any trust for the benefit of the Executive or his beneficiaries or held in any way as security for the fulfilling of the obligations of the Corporation under this plan. All of the Corporation's assets shall be and
remain the general, unpledged, unrestricted assets of the Corporation.   The
Corporation's obligation under this plan shall be that of an unfunded and unsecured promise by the Corporation to pay money in the future. Executives and their beneficiaries shall be unsecured general creditors with respect to any benefits hereunder.

                               ARTICLE 10.

10.1)   Benefits and Burdens - This Agreement shall be binding upon and inure to the benefit of the Executive and his personal representatives, and the Corporation and any successor organization which shall succeed to substantially all of its assets and business.

                               ARTICLE 11.

11.1)   Not a contract of Employment - This Agreement shall not be deemed to constitute a contract of employment between the parties hereto, nor shall any provision hereof restrict the right of the Corporation to discharge the Executive, or restrict the right of the Executive to terminate his employment.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed by its proper officer and the Executive has hereunto set his hand at Walla Walla, the day and year first above written.


By:     /s/ D. Allan Roth

Its:        Senior Vice President


EXECUTIVE:

/s/ Gary Sirmon

                               EXHIBIT 10 {C}
                   EMPLOYMENT AGREEMENT WITH D. ALLAN ROTH

        THIS AGREEMENT is made effective this 16th day of June, 1994, by and among First Savings Bank of Washington Bancorp, a mutual holding company ("Holding Company"), First Savings Bank of Washington, a savings bank chartered under Title 32 of the Revised Code of Washington ("Savings Bank"), and D. Allan Roth, ("Employee"). All references herein to the Holding Company include the Savings Bank unless otherwise indicated.

        WHEREAS, the Employee has heretofore been employed by the Holding Company as Senior Vice President and is experienced in all phases of the business of the Holding Company; and

        WHEREAS, the parties desire by this writing to set forth the continued employment relationship of the Holding Company and the Employee;

        NOW THEREFORE, it is AGREED as follows:

        1. Employment. The Employee is employed as the Treasurer of the Holding Company. The Employee shall render administrative and management services to the Holding Company such as are customarily performed by persons situated in a similar executive capacity. He or she shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Holding Company. The Employee's other duties shall be such as the Board of Directors may from time to time reasonably direct, including normal duties as an officer of the Holding Company.

        2. Base Compensation. The Holding Company agrees to pay the Employee during the term of this Agreement a salary at the rate of $14,208.00 per annum, payable in cash not less frequently than twice monthly. Such rate of salary, or any increased rate of salary, as the case may be, shall be reviewed by the Board of Directors of the Holding Company no less often than annually and the Board of Directors shall document the justification for their actions in the minutes of the Board of Directors. If the employee is a member of the Board of Directors, he or she shall not participate in any discussions or vote of the Board of Directors with respect to this Agreement.

        3. Discretionary Bonuses. The Employee shall be entitled to participate in an equitable manner with all other key management personnel of the Holding Company in discretionary bonuses authorized and declared by the Board of Directors of the Holding Company to its key management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Employee's right to participate in such discretionary bonuses when and as declared by the Board of Directors. Any such bonus shall take into account the Holding Company's current financial condition, operations and the Board of Directors evaluation of the performance of the Employee.

        4.     (a)    Participation in Retirement and Medical Plans.  The
Employee shall be entitled to participate in any plan of the Holding Company relating to pension, profit-sharing, or other retirement benefits and medical coverage or reimbursement plans that the Holding Company may adopt for the benefit of its employees.

               (b) Employee Benefits; Expenses. The Employee shall be eligible to participate in any fringe benefits that may be or become applicable to the Holding Company's executive employees, including participation in a stock option or incentive plan adopted by the Board of Directors, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Employee under this Agreement. The Holding Company shall reimburse Employee for all out-of-pocket expenses that Employee shall incur in connection with his or her services for the Holding Company.

        5. Term. The initial term of employment under this Agreement shall be for the period commencing June 16, 1994, and ending June 15, 1997. Said 36-month period of employment may be extended for an additional 12 full calendar months by action of the Board of Directors on June 16, 1995, and on each succeeding June 16 thereafter respectively.

        6.     Loyalty; Noncompetition.   (a)  The Employee shall devote his
or her full time and best efforts to the performance of his or her employment under this Agreement. During the term of this Agreement, the Employee shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Holding Company or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in the area of Walla Walla, Washington or any other area in which the Holding Company operates a full service branch office.

               (b) Upon termination of this Agreement for any reason other than the reasons set forth in paragraph 9 of this Agreement, for a period of three years from the termination of this Agreement, the employee shall not at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Holding Company or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in the area of Walla Walla, Washington or any other area in which the Holding Company operates a full service branch office.

               (c) Nothing in the foregoing subparagraphs in paragraph 6 shall apply to subsidiaries and affiliates or shall be determined to prevent or limit the right of Employee to invest in the capital stock or other securities of any business dissimilar from that of employer or solely as a passive investor in any business.

               (d) Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Holding Company shall include engaging in business as owner, partner, agent or employee of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

               (e) In the event of violation by Employee of this agreement for loyalty and noncompetition, the Employee will be subject to damages and because of the relationship of employer and employee, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

        7. Standards. The Employee shall perform his or her duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the Board of Directors of the Holding Company and its subsidiaries.

        8. Vacation and Sick Leave. At such reasonable times as the Board of Directors of the Holding Company shall in its discretion permit, the Employee shall be entitled, without loss of pay, to absent himself or herself voluntarily from the performance of his or her employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

               (a) The Employee shall be entitled to any annual vacation in accordance with the policies as periodically established by the Board of Directors for senior management officials of the Holding Company, which shall in no event be less than the current policies of the Holding Company.

               (b) The timing of vacations shall be scheduled in a reasonable manner by the Employee. The Employee shall not be entitled to receive any additional compensation from the Holding Company on account of his or her failure to take a vacation; nor shall he be entitled to accumulate unused vacation from one fiscal year to the next except to the extent authorized by the Board of Directors for senior management officials of the Holding Company.

               (c) In addition to the aforesaid paid vacations, the Employee shall be entitled without loss of pay, to absent himself voluntarily from the performance of his or her employment with the Holding Company for such additional period of time and for such valid and legitimate reasons as the Board of Directors in its discretion may determine. Further, the Board of Directors shall entitled to grant to the Employee a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

               (d) In addition, the Employee shall be entitled to an annual sick leave as established by the Board of Directors for senior management officials of the Holding Company. In the event any sick leave time shall not have been used during any year, such leave shall accrue to subsequent years only to the extent authorized by the Board of Directors. Upon termination of his or her employment, the Employee shall not be entitled to receive any additional compensation from the Holding Company for unused sick leave.

        9.     Termination and Termination Pay.

        This agreement shall be terminated upon the following occurrences:

               (a) The death of the Employee during the term of this Agreement, in which event the Employee's estate shall be entitled to receive the compensation due the Employee through the last day of the calendar month in which his or her death shall have occurred.

               (b) This Agreement may be terminated at any time by a decision of the Board of Directors of the Holding Company for conduct not constituting termination for "Just Cause," or by the Employee upon sixty (60) days written notice to the Holding Company, as the case may be. In the event this Agreement is terminated by the Board of Directors without Just Cause, the Holding Company shall be obligated to continue to pay the Employee his or her salary up to the date of termination of the term (including any renewal term) of this Agreement. In the event this Agreement is terminated by the Employee, the compensation and benefits will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board of Directors.

               (c) The Holding Company reserves the right to terminate this Agreement at any time for Just Cause. Termination for "Just Cause" shall mean termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense), final cease-and-desist order, termination under the provisions of subparagraphs (d) and (e) below, or material breach of any provision of this Agreement. Subject to the provisions of paragraph 12 hereof, in the event this Agreement is terminated for Just Cause, the Holding Company shall only be obligated to continue to pay the Employee his or her salary up to the date of termination.

               (d)  If the Holding Company is in default (as defined in S3(x)
(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

               (e) If, after a "Change of Control" (as hereinafter defined) of the Holding Company or it's subsidiary, the Holding Company shall terminate the employment of the Employee during the period of employment under this Agreement for any reason, other than Just Cause as defined in paragraph 9(c), including retirement at or after the normal retirement age under a qualified pension plan maintained by the Holding Company or a termination pursuant to paragraph 11, or otherwise change the present capacity or circumstances in which the Employee is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Employee's responsibilities or authority or compensation or other benefits provided under this Agreement without the Employee's written consent, then the Holding Company shall pay to the Employee and provide the Employee, or to his or her beneficiaries, dependents and estate, as the case may be, with the following:

                   (i) The Holding Company shall promptly pay to the Employee an amount equal to the product of 2.99 times the Employee's "base amount" as defined in S280G(b) (3) of the Internal Revenue Code of 1986, as amended.

                   (ii) During the period of 36 calendar months beginning with the event of termination, the Employee, his or her dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Holding Company, including without limitation the Holding Company's pension plan, life insurance and health insurance as if the Employee was still employed during such period under this Agreement.

                  (iii) If and to the extent that benefits or service credit for benefits provided by paragraph 9 (f) (ii) shall not be payable or provided under any such plans to the Employee, his or her dependents, beneficiaries and estate, by reason of his or her no longer being an employee of the Holding Company as a result of termination of employment, the Holding Company shall itself pay or provide for payment of such benefits and service credit for benefits to the Employee, his or her dependents, beneficiaries and estate. Any such payment relating to retirement shall commence on a date selected by the Employee which must be a date on which payments under the Holding Company's qualified pension plan or successor plan may commence.

                  (iv) If the Employee elects to have benefits commence prior to the normal retirement age under the qualified pension plan or any successor plan maintained by the Holding Company and thereby incurs an actuarial reduction in his or her monthly benefits under such plan, the Holding Company shall itself pay or provide for payment to the Employee of the difference between the amount that would have been paid if the benefits commenced at normal retirement age and the actuarially reduced amount paid upon the early commencement of benefits.

                   (v) The Holding Company shall pay all legal fees and expenses which the Employee may incur as a result of the Holding Company's contesting the validity or enforceability of this Agreement and the Employee shall be entitled to receive interest thereto for the period of any delay in payment from the date such payment was due at the rate determined by adding two hundred basis points to the six month Treasury Bill rate.

                   (vi) The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts receive from other employment or otherwise by the Employee offset in any manner the obligations of the Holding Company hereunder.

        10.  Change of Control.  (a) No benefit shall be payable under this section 10 unless there shall have been a change in control of the Holding Company or its subsidiary. For purposes of determining under this Agreement whether there has been a change in control of the Holding Company or its subsidiary, a "change in control" of the Holding Company or its subsidiary shall mean (i) a plan or reorganization, merger, merger conversion, consolidation or sale of all or substantially all of the assets of the Holding Company or its subsidiary or a similar transaction that occurs in which the Holding Company or its subsidiary is not the resulting entity, (ii) individuals who constitute the board of directors of the Holding Company or the Board of directors of its subsidiary cease for any reason to constitute a majority thereof; or (iii) a change in control within the meaning of RCW S32.32.228 occurs, as determined by the board of directors of the Holding Company or its subsidiary, provided, however that a change in control shall not be deemed to occur if the transaction(s) constituting a change in control is (are) approved by the majority of the board of directors of the Holding Company or its subsidiary, as the case may be, and the Employee. In the event the Holding Company converts from the mutual form of organization to the stock form of organization on a stand-alone basis at any time subsequent to the effective date of this Agreement ("Stock Holding Company"), a "change in control" of the Stock Holding Company or its subsidiary for purposes of this Agreement shall mean an event of a nature that (I) would be required to be in response to Item 1 of the current report on Form 8-K, as in effect on the date hereof, pursuant to Securities Exchange Act of 1934 ("Exchange Act') S13 or S15(d); or (II) results in a Change in Control of the Stock Holding Company or its subsidiary within the meaning of the Change in Bank Control Act of 1978 and the rules and regulations promulgated by the Board of Governors of the Federal Reserve System, as in effect on the date hereof; or (III) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in S13(d) and S14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the exchange Act), directly or indirectly, of securities of the Stock Holding Company or its subsidiary representing 20% or more of the Stock Holding Company's or its subsidiary's outstanding securities except for any securities of the subsidiary purchased by the Stock Holding Company and any securities of the subsidiary purchased by the subsidiary's Employee Stock Ownership Plan and Trust; or (b) individuals who constitute the board of the Stock Holding Company or its subsidiary on the date hereof ("Incumbent Board') cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Stock Holding Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Stock Holding Company or its subsidiary or similar transaction occurs in which the Stock Holding Company or its subsidiary is not the resulting entity.

        11. Expenses to Enforce Agreement. In the event any dispute shall arise between the Employee and the Holding Company as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee in defending against any action taken by the Holding Company, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions; provided, however, that in the absence of legal judgment or settlement the Holding Company shall not be required to reimburse the Employee for such costs and expenses incurred by the Employee in seeking to enforce the terms of this Agreement. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a canceled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

        12. Successor and Assigns. (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Holding Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Holding Company.

             b) Since the Holding Company is contracting for the unique and personal skills of the Employee, the Employee shall be precluded from assigning or delegating his or her rights or duties hereunder without first obtaining the written consent of the Holding Company.

        13. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

        14. Applicable Law: This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of the State of Washington, except to the extent that Federal law shall be deemed to apply.

        15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.

                       FIRST SAVINGS BANK OF WASHINGTON
                                  BANCORP

                       By:   /s/ Gary Sirmon


                            FIRST SAVINGS BANK
                              OF WASHINGTON

                      By. /s/ Gary Sirmon


       ATTEST:
/s/ Michael K. Larsen


WITNESS:

     /s/ Dianna M. Stacy                             /s/ D. Allan Roth

                               EXHIBIT 10 {D}
         EXECUTIVE SALARY CONTINUATION AGREEMENT WITH D. ALLAN ROTH

THIS AGREEMENT, made and entered into this 8th day of October, 1993, by and between FIRST SAVINGS BANK OF WASHINGTON, a corporation organized and existing under the laws of the State of Washington, (hereinafter called the Corporation), and D. Allan Roth (hereinafter called the Executive).

W I T N E S S E T H:

WHEREAS, the Executive is in the employ of the Corporation serving as its Senior Vice President; and

WHEREAS, the experience of the Executive, his knowledge of the affairs of the Corporation, his reputation and contacts in the industry are so valuable that assurance of his continued service is essential for the future growth and profits of the Corporation and it is in the best interests of the Corporation to arrange terms of continued employment for the Executive so as to reasonably assure his remaining in the Corporation's employment during his lifetime or until the age of retirement; and

WHEREAS, it is the desire of the Corporation that his services be retained as herein provided; and

WHEREAS, the Executive is willing to continue in the employ of the Corporation provided the Corporation agrees to pay him or his beneficiaries certain benefits in accordance with the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the services to be performed in the future as well as the mutual promises and covenants herein contained, it is agreed as follows:

                               ARTICLE 1.

1.1)    Beneficiary - The term Beneficiary shall mean the person or persons whom the Executive shall designate in writing to receive the benefits provided hereunder.

1.2)    Disability - The term Disability shall mean an inability to substantially perform the usual and regular duties performed by the Executive as an employee of the Corporation. Such disability may be caused by either illness or injury and includes mental disabilities. For purposes of this Agreement the determination of the Executive's disability shall be made solely by the Board of Directors of the Corporation without participation by the alleged disabled Executive. Such a determination by the Board of Directors shall be final and conclusive on all parties hereto.

1.3)    Named Fiduciary and Plan Administrator - The Named Fiduciary and Plan
Administrator of this plan shall be the Corporation.

                               ARTICLE 2.

2.1)    Employment - The Corporation agrees to employ the Executive in such capacity as the Corporation may from time to time determine. The Executive will continue in the employ of the Corporation in such capacity and with such duties and responsibilities as may be assigned to him, and with such compensation as may be determined from time to time by the Board of Directors of the Corporation. Nothing contained in this agreement shall give any employee a right to continued employment or any contractual right of employment. The employee agrees that all terms of employment are established and approved from time to time by the Board of Directors of the Corporation.

2.2)    Fringe Benefit - The Salary continuation benefits provided by this
Agreement are granted by the Corporation as a fringe benefit to the Executive and are not part of any salary reduction plan or any arrangement deferring a bonus or a salary increase. The Executive has no option to take any current payment or bonus in lieu of these salary continuation benefits.

                               ARTICLE 3.

3.1)    Retirement - If the Executive shall continue in the employment of the
Corporation until he attains the age of sixty-five (65), he may retire from active daily employment as of the first day of the month next following attainment of age sixty-five (65) or upon such later date as may be mutually agreed upon by the Executive and the Corporation.

3.2)    Payment - The Corporation agrees that upon such retirement, it will pay to the Executive the annual sum of Sixty Four Thousand Dollars ($64,000.00), payable monthly on the first day of each month following such retirement for life with a minimum of 180 months; subject to the conditions and limitations hereinafter set forth. The Sixty Four Thousand Dollars ($64,000.00) annual payment amount may be adjusted as of the first year in which it is to be paid to reflect changes in the federally determined cost-of-living index and may be adjusted annually for each payment year thereafter to reflect further changes in said federally determined cost-of-living index. However, the Corporation is not obligated hereunder to make any such adjustment.

3.3)    Death After Retirement - The Corporation agrees that if the Executive shall so retire, but shall die before receiving the full amount of monthly payments to which he is entitled hereunder, it will continue to make such monthly payments to the Executive's designated Beneficiary for the remaining period. If a valid Beneficiary Designation is not in effect, the payments shall be made to the Executive's surviving spouse or, if none, said payments shall be made to the duly qualified personal representative, executor or administrator of his estate.

                               ARTICLE 4.

4.1)    Death Prior to Retirement - In the event the Executive should die while actively employed by the Corporation at any time after the date of this Agreement, but prior to his attaining the age of sixty-five (65) years, the Corporation will pay the annual sum of Sixty Four Thousand Dollars ($64,000.00) per year, to the Executive's designated Beneficiary in equal monthly installments for a period of 180 months. If a valid Beneficiary Designation is not in effect, the payments shall be made to the Executive's surviving spouse or, if none, said payments shall be made to the duly qualified personal representative, executor or administrator of his estate. The said monthly payments shall begin the first day of the month following the month of the death of the Executive. Provided, however, that anything hereinabove to the contrary notwithstanding, no death benefit shall be payable hereunder if it is determined that the Executive's death was caused by suicide on or before October 8, 1993.

4.2)    Disability Prior to Retirement - In the event the Executive should become disabled while actively employed by the Corporation at any time after the date of this Agreement but prior to his attaining the age of sixty-five
(65) years, the Executive will be considered to be one hundred percent (100%) vested in the amount set forth in Schedule A attached hereto and made a part hereof. Said amount shall be paid to the Executive in accordance with Schedule A within three (3) months of the determination of disability. Said payment shall be in lieu of any other retirement or death benefit under this Agreement.

                               ARTICLE 5.

5.1)    Termination of Employment - The Corporation reserves the right to terminate the employment of the Executive at any time prior to retirement. In the Event that the employment of the Executive shall terminate prior to his attaining age sixty-five (65), other than by reason of this disability or his death, then this Agreement shall terminate upon the date of such termination of employment. Provided, however, that the Executive shall be entitled to the following benefits under the following circumstances:

    (01) If the Executive has been employed by the Corporation for a period of at least three (3) continuous years measured from the employment commencement date of the Executive, the Executive will be considered to be vested in thirty percent (30%) of the amount set out in Schedule A attached hereto and made a part hereof and shall become vested in an additional ten percent (10%) of said amount for each succeeding year thereafter until he becomes one hundred percent (100%) vested. If the Executive's employment is terminated under the provisions of this Section 5.1, the Corporation will pay the Executive's vested amount as described in Schedule A.

    (02) Anything hereinabove to the contrary, notwithstanding, in the event of a transfer in the controlling ownership or sale of the corporation or its parent corporation, at any time after the date of this agreement, but prior to the Executive obtaining 65 years, the Executive is involuntarily terminated, the executive will be considered to be 100%
     vested in the amount set forth in Schedule A giving an additional three
     (3) years of plan participation; but in no event will such amount exceed the maximum benefit shown on Schedule A. Said amount shall be paid to the Executive in accordance with Schedule A within three (3) months of such termination.

     If the Executive voluntarily terminates his employment, he will be entitled to the vested amount shown in Schedule A as of the effective date of such voluntary termination and said amount shall be paid the Executive in accordance with Schedule A within three (3) months of such termination. In the event of voluntary termination and the Executive has been employed by the corporation or its successor organization for a period of at least three continuous years, measured from the employment commencement date of the Executive, the Executive will be considered to be vested 30% in the amount set out in Schedule A and shall become vested an additional 10% of said amount at the end of each succeeding year thereafter until he has become 100% vested.

                               ARTICLE 6.

6.1)   Termination of Agreement by Reason of Changes in Law - The Corporation
is entering into this Agreement upon the assumption that certain regulations and existing tax laws will continue in effect in substantially their current form. In the event of any changes in such regulations or laws, the Corporation shall have an option to terminate or modify this Agreement. Provided, however, that the Executive shall be entitled to at least the same amount as he would have been entitled to under Section 4.2 relating to disability.

                               ARTICLE 7.

7.1)   Nonassignable - Neither the Executive, his spouse, nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify, or otherwise encumber in advance any of the benefits payable hereunder, nor shall any of said benefits be subject to seizure for the payment of any debts, judgements, alimony or separate maintenance, owned by the Executive or his beneficiary or any of them, or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise.

                               ARTICLE 8.

8.1) Claims Procedure - The Corporation shall make all determinations as to rights to benefits under this Agreement. Any decision by the Corporation denying a claim by the Executive or his beneficiary for benefits under this Agreement shall be stated in writing and delivered or mailed to the Executive or such beneficiary. Such decision shall set forth the specific reasons for the denial, written to the best of the Corporation's ability in a manner calculated to be understood without legal or actuarial counsel. In addition, the Corporation shall provide a reasonable opportunity to the Executive or such beneficiary for full and fair review of the decision denying such claim.

                               SCHEDULE A

                    Management Supplemental Retirement
                        Salary Continuation Plan

             Participant:                         A. Roth
             Beginning Age:                       56
             Retirement Age:                      65
             Length of Benefit:                   Life With 15 YR. Minimum
             Benefit Amount:                      $64,000
             PV Retirement Accrual:               $541,598



             Pre-retirement Benefit Accrual/Vesting Schedule


 A        B            C            D            E            F           G

 1       100        41,876        41,876       4,948       82,459        9,744
 2       100        45,577        87,452      10,334      158,222       18,697
 3       100        49,605       137,058      16,196      227,831       26,923
 4       100        53,990       191,048      22,576      291,788       34,480
 5       100        58,762       249,811      29,520      350,550       41,424
 6       100        63,956       313,767      37,077      404,540       47,804
 7       100        69,610       383,377      45,303      454,146       53,666
 8       100        75,763       459,139      54,258      499,723       59,052
 9       100        82,459       541,598      64,000      541,598       64,000

Chart Guide

Column A:      The Plan year
Column B:      Participant becomes 100% vested for each completed year of service
Column C:      The yearly benefit accrual and increase to participant's vested benefit
Column D:      Immediate one-time lump sum payout of participant's vested benefit upon plan termination or maturity
Column E:      Immediate annual payout of participant's vested benefit upon plan termination or maturity
Column F:      Age 65 one-time lump sum payout of participant's vested benefit upon plan termination or maturity
Column G:      Age 65 annual benefit payout of participant's vested benefit upon plan termination or maturity

                               ARTICLE 9.

9.1)    Unsecured General Creditor - The Executive and his beneficiary shall have no legal right or equitable rights, interests, or claims in or to any property or assets of the Corporation. No assets of the Corporation shall be held under any trust for the benefit of the Executive or his beneficiaries or held in any way as security for the fulfilling of the obligations of the Corporation under this plan. All of the Corporation's assets shall be and
remain the general, unpledged, unrestricted assets of the Corporation.   The
Corporation's obligation under this plan shall be that of an unfunded and unsecured promise by the Corporation to pay money in the future. Executives and their beneficiaries shall be unsecured general creditors with respect to any benefits hereunder.

                               ARTICLE 10.

10.1)   Benefits and Burdens - This Agreement shall be binding upon and inure to the benefit of the Executive and his personal representatives, and the Corporation and any successor organization which shall succeed to substantially all of its assets and business.

                               ARTICLE 11.

11.1)   Not a contract of Employment - This Agreement shall not be deemed to constitute a contract of employment between the parties hereto, nor shall any provision hereof restrict the right of the Corporation to discharge the Executive, or restrict the right of the Executive to terminate his employment.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed by its proper officer and the Executive has hereunto set his hand at Walla Walla, WA, the day and year first above written.


By:     /s/ Gary Sirmon


Its:        President


EXECUTIVE:

/s/ D. Allan Roth

                               EXHIBIT 10 {E}
                   EMPLOYMENT AGREEMENT WITH MICHAEL K. LARSEN

        THIS AGREEMENT is made effective this 16th day of June, 1994, by and among First Savings Bank of Washington Bancorp, a mutual holding company ("Holding Company"), First Savings Bank of Washington, a savings bank chartered under Title 32 of the Revised Code of Washington ("Savings Bank"), and Michael K. Larsen, ("Employee"). All references herein to the Holding Company include the Savings Bank unless otherwise indicated.

        WHEREAS, the Employee has heretofore been employed by the Holding Company as Senior Vice President and is experienced in all phases of the business of the Holding Company; and

        WHEREAS, the parties desire by this writing to set forth the continued employment relationship of the Holding Company and the Employee;

        NOW THEREFORE, it is AGREED as follows:

        1.     Employment.  The Employee is employed as the   Chief Lending
Officer   of the Holding Company.  The Employee shall render administrative and management services to the Holding Company such as are customarily performed by persons situated in a similar executive capacity. He or she shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Holding Company. The Employee's other duties shall be such as the Board of Directors may from time to time reasonably direct, including normal duties as an officer of the Holding Company.

        2. Base Compensation. The Holding Company agrees to pay the Employee during the term of this Agreement a salary at the rate of $112,000.00 per annum, payable in cash not less frequently than twice monthly. Such rate of salary, or any increased rate of salary, as the case may be, shall be reviewed by the Board of Directors of the Holding Company no less often than annually and the Board of Directors shall document the justification for their actions in the minutes of the Board of Directors. If the employee is a member of the Board of Directors, he or she shall not participate in any discussions or vote of the Board of Directors with respect to this Agreement.

        3. Discretionary Bonuses. The Employee shall be entitled to participate in an equitable manner with all other key management personnel of the Holding Company in discretionary bonuses authorized and declared by the Board of Directors of the Holding Company to its key management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Employee's right to participate in such discretionary bonuses when and as declared by the Board of Directors. Any such bonus shall take into account the Holding Company's current financial condition, operations and the Board of Directors evaluation of the performance of the Employee.

        4.     (a)    Participation in Retirement and Medical Plans.  The
Employee shall be entitled to participate in any plan of the Holding Company relating to pension, profit-sharing, or other retirement benefits and medical coverage or reimbursement plans that the Holding Company may adopt for the benefit of its employees.

               (b) Employee Benefits; Expenses. The Employee shall be eligible to participate in any fringe benefits that may be or become applicable to the Holding Company's executive employees, including participation in a stock option or incentive plan adopted by the Board of Directors, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Employee under this Agreement. The Holding Company shall reimburse Employee for all out-of-pocket expenses that Employee shall incur in connection with his or her services for the Holding Company.

        5. Term. The initial term of employment under this Agreement shall be for the period commencing June 16, 1994, and ending June 15, 1997. Said 36-month period of employment may be extended for an additional 12 full calendar months by action of the Board of Directors on June 16, 1995, and on each succeeding June 16 thereafter respectively.

        6.     Loyalty; Noncompetition.   (a)  The Employee shall devote his
or her full time and best efforts to the performance of his or her employment under this Agreement. During the term of this Agreement, the Employee shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Holding Company or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in the area of Walla Walla, Washington or any other area in which the Holding Company operates a full service branch office.

               (b) Upon termination of this Agreement for any reason other than the reasons set forth in paragraph 9 of this Agreement, for a period of three years from the termination of this Agreement, the employee shall not at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Holding Company or be a director, officer or employee of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in the area of Walla Walla, Washington or any other area in which the Holding Company operates a full service branch office.

               (c) Nothing in the foregoing subparagraphs in paragraph 6 shall apply to subsidiaries and affiliates or shall be determined to prevent or limit the right of Employee to invest in the capital stock or other securities of any business dissimilar from that of employer or solely as a passive investor in any business.

               (d) Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Holding Company shall include engaging in business as owner, partner, agent or employee of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

               (e) In the event of violation by Employee of this agreement for loyalty and noncompetition, the Employee will be subject to damages and because of the relationship of employer and employee, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

        7. Standards. The Employee shall perform his or her duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the Board of Directors of the Holding Company and its subsidiaries.

        8. Vacation and Sick Leave. At such reasonable times as the Board of Directors of the Holding Company shall in its discretion permit, the Employee shall be entitled, without loss of pay, to absent himself or herself voluntarily from the performance of his or her employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

               (a) The Employee shall be entitled to any annual vacation in accordance with the policies as periodically established by the Board of Directors for senior management officials of the Holding Company, which shall in no event be less than the current policies of the Holding Company.

               (b) The timing of vacations shall be scheduled in a reasonable manner by the Employee. The Employee shall not be entitled to receive any additional compensation from the Holding Company on account of his or her failure to take a vacation; nor shall he be entitled to accumulate unused vacation from one fiscal year to the next except to the extent authorized by the Board of Directors for senior management officials of the Holding Company.

               (c) In addition to the aforesaid paid vacations, the Employee shall be entitled without loss of pay, to absent himself voluntarily from the performance of his or her employment with the Holding Company for such additional period of time and for such valid and legitimate reasons as the Board of Directors in its discretion may determine. Further, the Board of Directors shall entitled to grant to the Employee a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

               (d) In addition, the Employee shall be entitled to an annual sick leave as established by the Board of Directors for senior management officials of the Holding Company. In the event any sick leave time shall not have been used during any year, such leave shall accrue to subsequent years only to the extent authorized by the Board of Directors. Upon termination of his or her employment, the Employee shall not be entitled to receive any additional compensation from the Holding Company for unused sick leave.

        9.     Termination and Termination Pay.

        This agreement shall be terminated upon the following occurrences:

               (a) The death of the Employee during the term of this Agreement, in which event the Employee's estate shall be entitled to receive the compensation due the Employee through the last day of the calendar month in which his or her death shall have occurred.

               (b) This Agreement may be terminated at any time by a decision of the Board of Directors of the Holding Company for conduct not constituting termination for "Just Cause," or by the Employee upon sixty (60) days written notice to the Holding Company, as the case may be. In the event this Agreement is terminated by the Board of Directors without Just Cause, the Holding Company shall be obligated to continue to pay the Employee his or her salary up to the date of termination of the term (including any renewal term) of this Agreement. In the event this Agreement is terminated by the Employee, the compensation and benefits will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board of Directors.

               (c) The Holding Company reserves the right to terminate this Agreement at any time for Just Cause. Termination for "Just Cause" shall mean termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense), final cease-and-desist order, termination under the provisions of subparagraphs (d) and (e) below, or material breach of any provision of this Agreement. Subject to the provisions of paragraph 12 hereof, in the event this Agreement is terminated for Just Cause, the Holding Company shall only be obligated to continue to pay the Employee his or her salary up to the date of termination.

               (d)  If the Holding Company is in default (as defined in S3(x)
(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

               (e) If, after a "Change of Control" (as hereinafter defined) of the Holding Company or it's subsidiary, the Holding Company shall terminate the employment of the Employee during the period of employment under this Agreement for any reason, other than Just Cause as defined in paragraph 9(c), including retirement at or after the normal retirement age under a qualified pension plan maintained by the Holding Company or a termination pursuant to paragraph 11, or otherwise change the present capacity or circumstances in which the Employee is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Employee's responsibilities or authority or compensation or other benefits provided under this Agreement without the Employee's written consent, then the Holding Company shall pay to the Employee and provide the Employee, or to his or her beneficiaries, dependents and estate, as the case may be, with the following:

                   (i) The Holding Company shall promptly pay to the Employee an amount equal to the product of 2.99 times the Employee's "base amount" as defined in S280G(b) (3) of the Internal Revenue Code of 1986, as amended.

                   (ii) During the period of 36 calendar months beginning with the event of termination, the Employee, his or her dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Holding Company, including without limitation the Holding Company's pension plan, life insurance and health insurance as if the Employee was still employed during such period under this Agreement.

                  (iii) If and to the extent that benefits or service credit for benefits provided by paragraph 9(f)(ii) shall not be payable or provided under any such plans to the Employee, his or her dependents, beneficiaries and estate, by reason of his or her no longer being an employee of the Holding Company as a result of termination of employment, the Holding Company shall itself pay or provide for payment of such benefits and service credit for benefits to the Employee, his or her dependents, beneficiaries and estate.
Any such payment relating to retirement shall commence on a date selected by the Employee which must be a date on which payments under the Holding Company's qualified pension plan or successor plan may commence.

                 (iv) If the Employee elects to have benefits commence prior to the normal retirement age under the qualified pension plan or any successor plan maintained by the Holding Company and thereby incurs an actuarial reduction in his or her monthly benefits under such plan, the Holding Company shall itself pay or provide for payment to the Employee of the difference between the amount that would have been paid if the benefits commenced at normal retirement age and the actuarially reduced amount paid upon the early commencement of benefits.

                   (v) The Holding Company shall pay all legal fees and expenses which the Employee may incur as a result of the Holding Company's contesting the validity or enforceability of this Agreement and the Employee shall be entitled to receive interest thereon for the period of any delay in payment from the date such payment was due at the rate determined by adding two hundred basis points to the six month Treasury Bill rate.

                   (vi) The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts receive from other employment or otherwise by the Employee offset in any manner the obligations of the Holding Company hereunder.

        10.  Change of Control.  (a) No benefit shall be payable under this section 10 unless there shall have been a change in control of the Holding Company or its subsidiary. For purposes of determining under this Agreement whether there has been a change in control of the Holding Company or its subsidiary, a "change in control" of the Holding Company or its subsidiary shall mean (i) a plan or reorganization, merger, merger conversion, consolidation or sale of all or substantially all of the assets of the Holding Company or its subsidiary or a similar transaction that occurs in which the Holding Company or its subsidiary is not the resulting entity, (ii) individuals who constitute the board of directors of the Holding Company or the Board of directors of its subsidiary cease for any reason to constitute a majority thereof; or (iii) a change in control within the meaning of RCW S32.32.228 occurs, as determined by the board of directors of the Holding Company or its subsidiary, provided, however that a change in control shall not be deemed to occur if the transaction(s) constituting a change in control is (are) approved by the majority of the board of directors of the Holding Company or its subsidiary, as the case may be, and the Employee. In the event the Holding Company converts from the mutual form of organization to the stock form of organization on a stand-alone basis at any time subsequent to the effective date of this Agreement ("Stock Holding Company"), a "change in control" of the Stock Holding Company or its subsidiary for purposes of this Agreement shall mean an event of a nature that (I) would be required to be in response to Item 1 of the current report on Form 8-K, as in effect on the date hereof, pursuant to Securities Exchange Act of 1934 ("Exchange Act") S13 or S15(d); or (II) results in a Change in Control of the Stock Holding Company or its subsidiary within the meaning of the Change in Bank Control Act of 1978 and the rules and regulations promulgated by the Board of Governors of the Federal Reserve System, as in effect on the date hereof; or (III) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in S13(d) and S14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the exchange Act), directly or indirectly, of securities of the Stock Holding Company or its subsidiary representing 20% or more of the Stock Holding Company's or its subsidiary's outstanding securities except for any securities of the subsidiary purchased by the Stock Holding Company and any securities of the subsidiary purchased by the subsidiary's Employee Stock Ownership Plan and Trust; or (b) individuals who constitute the board of the Stock Holding Company or its subsidiary on the date hereof ("Incumbent Board') cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Stock Holding Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Stock Holding Company or its subsidiary or similar transaction occurs in which the Stock Holding Company or its subsidiary is not the resulting entity.

        11. Expenses to Enforce Agreement. In the event any dispute shall arise between the Employee and the Holding Company as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee in defending against any action taken by the Holding Company, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions; provided, however, that in the absence of legal judgment or settlement the Holding Company shall not be required to reimburse the Employee for such costs and expenses incurred by the Employee in seeking to enforce the terms of this Agreement. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a canceled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

        12. Successor and Assigns. (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Holding Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Holding Company.

             (b) Since the Holding Company is contracting for the unique and personal skills of the Employee, the Employee shall be precluded from assigning or delegating his or her rights or duties hereunder without first obtaining the written consent of the Holding Company.

        13. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

        14. Applicable Law: This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of the State of Washington, except to the extent that Federal law shall be deemed to apply.

        15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.

                               FIRST SAVINGS BANK OF WASHINGTON
                                          BANCORP

                               By:/s/ Gary Sirmon


                               FIRST SAVINGS BANK
                                 OF WASHINGTON

                               By:/s/ Gary Sirmon

ATTEST:

/s/ D. Allan Roth

WITNESS:

/s/ Dianna M. Stacy                        /s/ Michael K. Larsen

                               EXHIBIT 10 {F}
        EXECUTIVE SALARY CONTINUATION AGREEMENT WITH MICHAEL K. LARSEN

THIS AGREEMENT, made and entered into this 29th day of October, 1993, by and between FIRST SAVINGS BANK OF WASHINGTON, a corporation organized and existing under the laws of the State of Washington, (hereinafter called the Corporation), and Michael K. Larsen (hereinafter called the Executive).

W I T N E S S E T H:

WHEREAS, the Executive is in the employ of the Corporation serving as its Senior Vice President; and

WHEREAS, the experience of the Executive, his knowledge of the affairs of the Corporation, his reputation and contacts in the industry are so valuable that assurance of his continued service is essential for the future growth and profits of the Corporation and it is in the best interests of the Corporation to arrange terms of continued employment for the Executive so as to reasonably assure his remaining in the Corporation's employment during his lifetime or until the age of retirement; and

WHEREAS, it is the desire of the Corporation that his services be retained as herein provided; and

WHEREAS, the Executive is willing to continue in the employ of the Corporation provided the Corporation agrees to pay him or his beneficiaries certain benefits in accordance with the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the services to be performed in the future as well as the mutual promises and covenants herein contained, it is agreed as follows:

                               ARTICLE 1.

1.1)    Beneficiary - The term Beneficiary shall mean the person or persons whom the Executive shall designate in writing to receive the benefits provided hereunder.

1.2)    Disability - The term Disability shall mean an inability to substantially perform the usual and regular duties performed by the Executive as an employee of the Corporation. Such disability may be caused by either illness or injury and includes mental disabilities. For purposes of this Agreement the determination of the Executive's disability shall be made solely by the Board of Directors of the Corporation without participation by the alleged disabled Executive. Such a determination by the Board of Directors shall be final and conclusive on all parties hereto.

1.3)    Named Fiduciary and Plan Administrator - The Named Fiduciary and Plan
Administrator of this plan shall be the Corporation.

                               ARTICLE 2.

2.1)    Employment - The Corporation agrees to employ the Executive in such capacity as the Corporation may from time to time determine. The Executive will continue in the employ of the Corporation in such capacity and with such duties and responsibilities as may be assigned to him, and with such compensation as may be determined from time to time by the Board of Directors of the Corporation. Nothing contained in this agreement shall give any employee a right to continued employment or any contractual right of employment. The employee agrees that all terms of employment are established and approved from time to time by the Board of Directors of the Corporation.

2.2)    Fringe Benefit - The Salary continuation benefits provided by this
Agreement are granted by the Corporation as a fringe benefit to the Executive and are not part of any salary reduction plan or any arrangement deferring a bonus or a salary increase. The Executive has no option to take any current payment or bonus in lieu of these salary continuation benefits.

                               ARTICLE 3.

3.1)    Retirement - If the Executive shall continue in the employment of the
Corporation until he attains the age of sixty-five (65), he may retire from active daily employment as of the first day of the month next following attainment of age sixty-five (65) or upon such later date as may be mutually agreed upon by the Executive and the Corporation.

3.2)    Payment - The Corporation agrees that upon such retirement, it will pay to the Executive the annual sum of Sixty Four Thousand Dollars ($64,000.00), payable monthly on the first day of each month following such retirement for life with a minimum of 180 months; subject to the conditions and limitations hereinafter set forth. The Sixty Four Thousand Dollars ($64,000.00) annual payment amount may be adjusted as of the first year in which it is to be paid to reflect changes in the federally determined cost-of-living index and may be adjusted annually for each payment year thereafter to reflect further changes in said federally determined cost-of-living index. However, the Corporation is not obligated hereunder to make any such adjustment.

3.3)    Death After Retirement - The Corporation agrees that if the Executive shall so retire, but shall die before receiving the full amount of monthly payments to which he is entitled hereunder, it will continue to make such monthly payments to the Executive's designated Beneficiary for the remaining period. If a valid Beneficiary Designation is not in effect, the payments shall be made to the Executive's surviving spouse or, if none, said payments shall be made to the duly qualified personal representative, executor or administrator of his estate.

                               ARTICLE 4.

4.1)    Death Prior to Retirement - In the event the Executive should die while actively employed by the Corporation at any time after the date of this Agreement, but prior to his attaining the age of sixty-five (65) years, the Corporation will pay the annual sum of Sixty Four Thousand Dollars ($64,000.00) per year, to the Executive's designated Beneficiary in equal monthly installments for a period of 180 months. If a valid Beneficiary Designation is not in effect, the payments shall be made to the Executive's surviving spouse or, if none, said payments shall be made to the duly qualified personal representative, executor or administrator of his estate. The said monthly payments shall begin the first day of the month following the month of the death of the Executive. Provided, however, that anything hereinabove to the contrary notwithstanding, no death benefit shall be payable hereunder if it is determined that the Executive's death was caused by suicide on or before October 29, 1995.

4.2)    Disability Prior to Retirement - In the event the Executive should become disabled while actively employed by the Corporation at any time after the date of this Agreement but prior to his attaining the age of sixty-five
(65) years, the Executive will be considered to be one hundred percent (100%) vested in the amount set forth in Schedule A attached hereto and made a part hereof. Said amount shall be paid to the Executive in accordance with Schedule A within three (3) months of the determination of disability. Said payment shall be in lieu of any other retirement or death benefit under this Agreement.

                               ARTICLE 5.

5.1)    Termination of Employment - The Corporation reserves the right to terminate the employment of the Executive at any time prior to retirement. In the Event that the employment of the Executive shall terminate prior to his attaining age sixty-five (65), other than by reason of this disability or his death, then this Agreement shall terminate upon the date of such termination of employment. Provided, however, that the Executive shall be entitled to the following benefits under the following circumstances:

    (01) If the Executive has been employed by the Corporation for a period of at least three (3) continuous years measured from the employment commencement date of the Executive, the Executive will be considered to be vested in thirty percent (30%) of the amount set out in Schedule A attached hereto and made a part hereof and shall become vested in an additional ten percent (10%) of said amount for each succeeding year thereafter until he becomes one hundred percent (100%) vested. If the Executive's employment is terminated under the provisions of this Section 5.1, the Corporation will pay the Executive's vested amount as described in Schedule A.

    (02) Anything hereinabove to the contrary, notwithstanding, in the event of a transfer in the controlling ownership or sale of the corporation or its parent corporation, at any time after the date of this agreement, but prior to the Executive obtaining 65 years, the Executive is involuntarily terminated, the executive will be considered to be 100% vested in the amount set forth in Schedule A giving an additional three
    (3) years of plan participation; but in no event will such amount exceed the maximum benefit shown on Schedule A. Said amount shall be paid to the Executive in accordance with Schedule A within three (3) months of such termination.

    If the Executive voluntarily terminates his employment, he will be entitled to the vested amount shown in Schedule A as of the effective date of such voluntary termination and said amount shall be paid the Executive in accordance with Schedule A within three (3) months of such termination. In the event of voluntary termination and the Executive has been employed by the corporation or its successor organization for a period of at least three continuous years, measured from the employment commencement date of the Executive, the Executive will be considered to be vested 30% in the amount set out in Schedule A and shall become vested an additional 10% of said amount at the end of each succeeding year thereafter until he has become 100% vested.

                               ARTICLE 6.

6.1)   Termination of Agreement by Reason of Changes in Law - The Corporation
is entering into this Agreement upon the assumption that certain regulations and existing tax laws will continue in effect in substantially their current form. In the event of any changes in such regulations or laws, the Corporation shall have an option to terminate or modify this Agreement. Provided, however, that the Executive shall be entitled to at least the same amount as he would have been entitled to under Section 4.2 relating to disability.

                               ARTICLE 7.

7.1)   Nonassignable - Neither the Executive, his spouse, nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify, or otherwise encumber in advance any of the benefits payable hereunder, nor shall any of said benefits be subject to seizure for the payment of any debts, judgements, alimony or separate maintenance, owned by the Executive or his beneficiary or any of them, or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise.

                               ARTICLE 8.

8.1) Claims Procedure - The Corporation shall make all determinations as to rights to benefits under this Agreement. Any decision by the Corporation denying a claim by the Executive or his beneficiary for benefits under this Agreement shall be stated in writing and delivered or mailed to the Executive or such beneficiary. Such decision shall set forth the specific reasons for the denial, written to the best of the Corporation's ability in a manner calculated to be understood without legal or actuarial counsel. In addition, the Corporation shall provide a reasonable opportunity to the Executive or such beneficiary for full and fair review of the decision denying such claim.

                               SCHEDULE A

                     Management Supplemental Retirement
                          Salary Continuation Plan

            Participant:                              Michael K. Larsen
            Beginning Age:                            51Retirement Age:65
            Length of Benefit:                        Life With 15 YR. Minimum
            Benefit Amount:                           $64,000
            PV Retirement Accrual:                    $541,598


            Pre-retirement Benefit Accrual / Vesting Schedule


A          B            C           D             E            F         G

 1       100          21,058      21,058        2,488       63,333      7,484
 2       100          22,920      43,978        5,197      121,522     14,360
 3       100          24,945      68,924        8,145      174,986     20,676
 4       100          27,151      98,074       11,353      224,107     26,482
 5       100          29,550     125,525       14,845      269,240     31,816
 6       100          32,162     157,787       16,645      310,707     38,716
 7       100          35,005     192,792       22,762      341,808     41,218
 8       100          38,099     230,892       27,284      363,811     45,355
 9       100          41,467     272,359       32,184      415,974     49,155
10       100          45,132     317,491       37,518      445,524     52,647
11       100          49,122     366,613       43,322      472,675     55,855
12       100          53,454     420,076       49,640      497,620     58,803
13       100          58,189     478,266       56,516      520,540     61,512
14       100          63,333     541,588       64,000      541,598     64,000


Chart Guide

Column A:      The Plan year
Column B:      Participant becomes 100% vested for each completed year of service
Column C:      The yearly benefit accrual and increase to participant's vested benefit
Column D:      Immediate one-time lump sum payout of participant's vested benefit upon plan termination or maturity
Column E:      Immediate annual payout of participant's vested benefit upon plan termination or maturity
Column F:      Age 65 one-time lump sum payout of participant's vested benefit upon plan termination or maturity
Column G:      Age 65 annual benefit payout of participant's vested benefit upon plan termination or maturity

                               ARTICLE 9.

9.1)    Unsecured General Creditor - The Executive and his beneficiary shall have no legal right or equitable rights, interests, or claims in or to any property or assets of the Corporation. No assets of the Corporation shall be held under any trust for the benefit of the Executive or his beneficiaries or held in any way as security for the fulfilling of the obligations of the Corporation under this plan. All of the Corporation's assets shall be and
remain the general, unpledged, unrestricted assets of the Corporation.   The
Corporation's obligation under this plan shall be that of an unfunded and unsecured promise by the Corporation to pay money in the future. Executives and their beneficiaries shall be unsecured general creditors with respect to any benefits hereunder.

                               ARTICLE 10.

10.1)   Benefits and Burdens - This Agreement shall be binding upon and inure to the benefit of the Executive and his personal representatives, and the Corporation and any successor organization which shall succeed to substantially all of its assets and business.

                               ARTICLE 11.

11.1)   Not a contract of Employment - This Agreement shall not be deemed to constitute a contract of employment between the parties hereto, nor shall any provision hereof restrict the right of the Corporation to discharge the Executive, or restrict the right of the Executive to terminate his employment.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be duly executed by its proper officer and the Executive has hereunto set his hand at Walla Walla, the day and year first above written.

By:     /s/ Gary Sirmon


Its:        President


EXECUTIVE:

/s/ Michael K. Larsen

                               Exhibit 21
                      Subsidiaries of the Registrant

Parent

First Savings Bank of Washington Bancorp, Inc.



                                 Percentage of        Jurisdiction of
Subsidiaries                     ownership            State of Incorporation
First Savings Bank of
 Washington (1)                    100%               Washington
Northwest Financial
 Corporation (2)                   100%               Washington

(1) Wholly-owned by the First Savings Bank of Washington Bancorp, Inc.
(2) Wholly-owned by the First Savings Bank of Washington

                               Exhibit 27
                 Financial Data Schedule (in thousands)

This schedule contains summary financial information extracted from the consolidated financial statements of First Savings Bank of Washington Bancorp, Inc. for the year ended March 31, 1996 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                  as of or for the year
Item Number       ended March 31, 1996         Item Description

9-03 (1)          $  9,026 . . . . . . . . . . Cash and Due from Banks
9-03 (2)             1,236 . . . . . . . . . . Interest-bearing deposits
9-03 (3)               -0- . . . . . . . . . . Federal funds sold - purchased
9-03 (4)               -0- . . . . . . . . . . Trading account assets
9-03 (6)           291,687 . . . . . . . . . . Investment and mortgage backed securities held for sale
9-03 (6)             2,059 . . . . . . . . . . Investment and mortgage backed
                                                securities held to maturity -
                                                carrying value
9-03 (6)             2,059 . . . . . . . . . . Investment and mortgage backed
                                                securities held to maturity -
                                                market value
9-03 (7)           413,737 . . . . . . . . . . Loans
9-03 (7) (2)         4,051 . . . . . . . . . . Allowance for loan losses
9-03 (11)          743,176 . . . . . . . . . . Total assets
9-03 (12)          374,064 . . . . . . . . . . Deposits
9-03 (13)           19,652 . . . . . . . . . . Short-term borrowings
9-03 (15)           15,899 . . . . . . . . . . Other liabilities
9-03 (16)          179,419 . . . . . . . . . . Long-term debt
9-03 (19)              -0- . . . . . . . . . . Preferred stock - mandatory
                                                redemption
9-03 (20)              -0- . . . . . . . . . . Preferred stock - no mandatory
                                                redemption
9-03 (21)              109 . . . . . . . . . . Common stocks
9-03 (22)          154,033 . . . . . . . . . . Other stockholders' equity
9-03 (23)          743,176 . . . . . . . . . . Total liabilities and
                                                stockholders' equity
9-04 (1)            27,469 . . . . . . . . . . Interest and fees on loans
9-04 (2)            13,029 . . . . . . . . . . Interest and dividends on
                                                investments
9-04 (4)               913 . . . . . . . . . . Other interest income
9-04 (5)            41,409 . . . . . . . . . . Total interest income
9-04 (6)            18,976 . . . . . . . . . . Interest on deposits
9-04 (9)            23,287 . . . . . . . . . . Total interest expense
9-04 (10)           18,122 . . . . . . . . . . Net interest income
9-04 (11)              524 . . . . . . . . . . Provision for loan losses
9-04 (13) (h)         (220) . . . . . . . . . .Investment securities gains/
                                                (losses)
9-04 (14)           10,383 . . . . . . . . . . Other expenses
9-04 (15)            8,883 . . . . . . . . . . Income/loss before income tax
9-04 (17)            6,252 . . . . . . . . . . Income/loss before
                                                extraordinary items
9-04 (18)              -0- . . . . . . . . . . Extraordinary items, less tax
9-04 (19)              -0- . . . . . . . . . . Cumulative change in
                                                accounting principles
9-04 (20)            6,252 . . . . . . . . . . Net income or loss
9-04 (21)              N/A . . . . . . . . . . Earnings per share - primary
9-04 (21)         $    N/A . . . . . . . . . . Earnings per share - fully
                                                diluted
I.B. 5                3.33%  . . . . . . . . . Net yield - interest earnings -
                                                actual
III.C.1. (a)      $    526 . . . . . . . . . . Loans on non-accrual
III.C.1. (b)            12 . . . . . . . . . . Accruing loans past due 90 days
                                                or more
III.C.1. (c)           156 . . . . . . . . . . Troubled debt restructuring
III.C.2                -0- . . . . . . . . . . Potential problem loans
IV.A.1               3,549 . . . . . . . . . . Allowance for loan loss -
                                                beginning of period
IV.A.2                  22 . . . . . . . . . . Total chargeoffs
IV.A.3                 -0- . . . . . . . . . . Total recoveries
IV.A.4               4,051 . . . . . . . . . . Allowance for loan loss - end
                                                of period
IV.B. 1                -0- . . . . . . . . . . Loan loss allowance allocated
                                                to domestic loans
IV.B.2                 -0- . . . . . . . . . . Loan loss allowance allocated
                                                to foreign loans
IV.B.3            $  4,051 . . . . . . . . . . Loan loss allowance -
                                                unallocated