Form 10-Q
period 1996-06-30
FIRST SAVINGS BANK OF WASHINGTON BANCORP INC
filed 1996-08-14
CIK 946673

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended. . . . . . . .    June 30, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------------- to ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1)  Yes  [X]            No  [ ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class:                              As of July 31, 1996

     Common stock, $.01 par value                      10,474,200 shares *

          * Includes 824,195 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts.

      First Savings Bank of Washington Bancorp, Inc. and Subsidiaries
                              Table of Contents
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Savings Bank of Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

  Consolidated Statements of Financial Condition
  as of June 30, 1996 and March 31, 1996 . . . . . . . . . . . . . . . .  1

  Consolidated Statements of Income
  for the quarter ended June 30, 1996 and 1995 . . . . . . . . . . . . .  2

  Consolidated Statements of Changes in Stockholders  Equity
   for the quarter ended June 30, 1996 and 1995. . . . . . . . . . . . .  3

  Consolidated Statements of Cash Flows
   for the quarter ended June 30, 1996 and 1995. . . . . . . . . . . . .  4

  Selected Notes to Consolidated Financial Statements. . . . . . . . . .  6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

  General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

  Recent Developments and Significant Events . . . . . . . . . . . . . .  8

  Comparison of Financial Condition at June 30 and March 31, 1996. . . .  8

  Comparison of Operating Results for the Quarter ended
  June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .  9

  Asset Quality. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

  Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . 12

  Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 14

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . 14

  Item 3. Defaults upon Senior Securities. . . . . . . . . . . . . . . . 14

  Item 4. Submission of Matters to a Vote of Stockholders. . . . . . . . 14

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 14

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 14

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

  EXHIBIT 27- FINANCIAL DATA SCHEDULE. . . . . . . . . . . . . . . . . . 16

      FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (in thousands except for shares)
                    June 30, 1996 and March 31, 1996

                                                           (Unaudited)
            ASSETS                                     June 30       March 31
                                                        1996          1996
                                                       -------       --------
CASH AND DUE FROM BANKS                               $  8,406      $   9,026
SECURITIES AVAILABLE FOR SALE,
 cost $283,510 and $290,515                            283,603        291,687
SECURITIES HELD TO MATURITY,
 fair value $1,966 and $2,059                            1,966          2,059
LOANS RECEIVABLE HELD FOR SALE,
 fair value $1,196 and $1,558                            1,196          1,558
LOANS RECEIVABLE, net of the allowance for
 losses of $4,434 and $4,051                           443,110        413,737
ACCRUED INTEREST RECEIVABLE                              4,557          4,627
REAL ESTATE HELD FOR SALE, net                             798            712
FEDERAL HOME LOAN BANK STOCK                            10,368          9,030
PROPERTY AND EQUIPMENT, net                              6,489          6,582
DEFERRED INCOME TAX ASSET                                  240            240
OTHER ASSETS                                             3,952          3,918
                                                       -------       --------
                                                   $   764,685    $   743,176

                             LIABILITIES AND EQUITY
DEPOSITS:
   Interest bearing                                $   370,673    $   367,248
   Non-interest bearing                                  4,670          6,816
                                                       -------       --------
                                                       375,343        374,064
ADVANCES FROM FEDERAL HOME LOAN BANK                   210,507        179,419
OTHER BORROWINGS                                        18,644         19,652
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE            1,604          3,563
ACCRUED EXPENSES AND OTHER LIABILITIES                   7,200          8,319
DEFERRED COMPENSATION                                    1,851          1,618
FEDERAL INCOME TAXES PAYABLE                               696          2,399
                                                       -------       --------
                                                       615,845        589,034
STOCKHOLDERS' EQUITY:
   Preferred stock - $0.01 par value, 500,000
    shares authorized, no shares issued
   Common stock - $0.01 par value, 25,000,000 shares
    authorized, 10,910,625 shares issued; 9,650,005
    shares and 10,077,498 shares outstanding &
    unrestricted at June 30, 1996 and March 31,
    1996 respectively                                      109            109
   Additional paid - in capital                        107,411        107,370
   Retained earnings                                    57,254         55,343
   Unrealized gain on securities held for sale              61            774
   Unearned shares of common stock issued to employee
    stock ownership plan trust 824,195 and 833,127
    shares outstanding but restricted at June 30,
    1996 and March 31,1996, respectively                (8,242)        (8,331)
   Treasury stock; 436,425 shares at June 30, 1996
    and none at March 31, 1996                          (6,430)           --
   Shares held in trust for deferred compensation plans (1,323)        (1,123)
                                                       -------       --------
                                                       148,840        154,142
                                                       -------       --------
                                                    $  764,685      $ 743,176
                                                       =======        =======

         FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (in thousands)


                                                  (Unaudited)
                                                    Quarter
                                                 Ended June 30
                                                1996       1995
                                               ------     ------
INTEREST INCOME:
    Loans receivable                         $  8,932   $  6,279
    Mortgage-backed obligations                 3,112      1,517
    Securities and deposits                     1,741      1,374
                                               ------     ------
                                               13,785      9,170
INTEREST EXPENSE:
    Deposits                                    4,627      4,469
    Federal Home Loan Bank advances             2,643        988
    Other borrowings                              296        109
                                               ------     ------
                                                7,566      5,566
    Net interest income before
          provision for loan losses             6,219      3,604
PROVISION FOR LOAN LOSSES                         513         37
                                               ------     ------
    Net interest income                         5,706      3,567

OTHER OPERATING INCOME:
    Loan servicing fees                           178        211
    Other fees and service charges                164         97
    Gain on sale of loans                          87        205
    Gain on sale of securities                      4          0
    Miscellaneous                                  22         29
                                               ------     ------
    Total other operating income                  455        542

OTHER OPERATING EXPENSES:
    Salary and employee benefits                1,776      1,493
    Less capitalized loan origination costs      (391)      (228)
    Occupancy                                     277        240
    Outside computer services                     198        178
    Real estate operations                         17         95
    Advertising                                    50         95
    Deposit insurance                             214        205
    Miscellaneous                                 743        587
    Total other operating expenses              2,884      2,665
                                               ------     ------
    Income before federal income taxes          3,277      1,444

FEDERAL INCOME TAXES                              884        369
                                               ------     ------
NET INCOME                                  $   2,393   $  1,075
                                               ======     ======
Net income per common share:
           Primary                          $    0.24   $    N/A

Weighted average shares outstanding             9,835        N/A

Cumulative dividends declared per common share: $0.05   $    N/A

        FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.  AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY
                     (in thousands except for shares)
                For the Quarter ended June 30, 1996, and 1995

                                                                                                                Shares held
                                                            Unrealized                                           in trust for
                                                            gain on                                              deferred
                       Common Stock     Additional          securities  Unearned ESOP Shares  Treasury stock     compen-
                     Number of  At par  paid-in   Retained  available   Number of  Carrying   Number of Carrying sation   Total
                      Shares    Value   capital   earnings  for sale    shares     Value      shares    Value    plans    Equity
                      ------    -----   -------   --------  --------    ------     -----      ------    -----    ------   ------
BALANCE, April 1, 1995   --     $ --    $   --    $ 50,099   $   152       --        --          --       --        --   $50,251

   Net income                                        1,075                                                                 1,075

   Change in unrealized gain on
     securities available for sale,
     net of federal income taxes                                 366                                                         366
                      ------    -----   -------   --------  --------    ------     -----      ------    -----    ------   ------
BALANCE, June 30, 1995   --     $ --    $   --    $ 51,174   $   518       --      $ --          --       --     $  --   $51,692

BALANCE, April 1,
          1996    10,910,625    $ 109  $107,370   $ 55,343   $   774  (833,127)   $(8,331)       --     $ --    (1,123) $154,142

   Net income                                        2,393                                                                 2,393

   Change in unrealized gain on
    securities available for sale,
    net of federal income taxes                                 (713)                                                       (713)

    Cash dividends on stock
      ($.05/share cumulative)                         (482)                                                                 (482)

    Release of earned ESOP shares            41                          8,932         89                                    130

    Purchase of Treasury stock                                                               436,425   (6,430)            (6,430)
      Net change in number and/or
       carrying amount of shares
       held in trust for deferred
       compensation plans                                                                                         (200)     (200)
                      ------    -----   -------   --------  --------    ------     -----      ------    -----    ------   ------
BALANCE, June 30,
          1996    10,910,625    $ 109  $107,411   $ 57,254   $    61  (824,195)   $(8,242)   436,425   (6,430)  (1,323) $148,840

                                             3

       FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
                For the Quarter ended June 30, 1996 and 1995
                                (Unaudited)


                                                       1996        1995
                                                      ------      ------
OPERATING ACTIVITIES
  Net income                                         $ 2,393     $ 1,075
  Adjustments to reconcile net income to net cash
        provided by operating activities:
     Deferred taxes                                      --          --
     Depreciation                                        138         143
     Loss (gain) on sale of securities                    (4)        --
     Loss (gain) on sale of loan                         (87)       (205)
     Net changes in deferred loan fees, premiums
       and discounts                                     429        (136)
     Amortization of purchased mortgage servicing rights  20          19
     Net amortization of premiums and discounts on
       investments                                      (463)         15
     Provision for loan and real estate owned losses     574         146
     FHLB stock dividend                                (187)        (55)
     Cash provided (used) in operating assets and
      liabilities:
        Loans held for sale                              362        (996)
        Accrued interest receivable                       70        (109)
        Other assets                                     (57)       (601)
        Deferred compensation                             55         205
        Accrued expenses and other liabilities        (1,097)        895
        Federal income taxes payable                  (1,337)       (319)
                                                      ------      ------
Net cash provided by operating activities                809          77

INVESTING ACTIVITIES:
  Purchase of securities available for sale         (192,685)     (6,577)
  Principal payments and maturities of securities
    available for sale                               200,151       6,488
  Principal payments and maturities of securities
    held to maturity                                      99       1,772
  Purchase of FHLB stock                              (1,151)        --
  Purchase of mortgage servicing rights                  --         (176)
  Loans closed and purchase of loans and
    participating interest in loans                  (74,730)    (40,879)
  Sale of loans and participating interest in loans    5,863      24,836
  Principal repayments on loans                       38,367      13,737
  Purchase of property & equipment                       (45)       (877)
  Basis of REO acquired in settlement of loans
    and disposed of during the period, net of gain       125          --
  Funds transferred to deferred compensation trust       (19)         --
                                                      ------      ------
Net cash used by investing activities                (24,025)     (1,676)

      ( Continued on next page)

      FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
                For the Quarter ended June 30, 1996 and 1995
                                (Unaudited)
                        (Continued from prior page)


                                                       1996        1995
                                                      ------      ------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                   $  1,279     $   967
  Proceeds from FHLB advances                        163,657      96,232
  Repayment of FHLB advances                        (132,569)    (92,000)
  Decrease in other borrowings                        (1,008)       (915)
  Decrease in borrowers' advances for taxes
    and insurance                                     (1,959)     (1,875)
  Compensation expense recognized for shares
    released for allocation to participants
    of the ESOP:
       Original basis of shares                           89         --
       Excess of fair value of released shares
         over basis                                       41         --
  Cash dividend paid                                    (504)        --
  Purchase of treasury stock                          (6,430)        --
                                                      ------      ------
Net cash provided by financing activities             22,596       2,409

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      (620)        810
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD           9,026       5,497
                                                      ------      ------
CASH AND DUE FROM BANKS, END OF PERIOD              $  8,406    $  6,307
                                                      ======      ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                   $  8,279    $  5,188
    Taxes paid                                      $  2,220    $    687
    Non-cash transactions:
      Loans, net of discounts, specific loss
        allowances and unearned income transferred
        to real estate owned                        $    272    $    --
      Net change in accrued dividends payable       $     22    $    --
      Net change in unrealized gain (loss) in
        deferred compensation trust and related
        liability                                   $    184    $    --

FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996


Note 1:    Basis of Presentation

      The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The balance sheet data at March 31, 1996, is derived from audited financial statements of First Savings Bank of Washington Bancorp, Inc. (The Company). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584) of the Company. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

Effective April 1, 1996 the Bank adopted SFAS No. 122, Accounting for Mortgage Servicing Rights, which amended SFAS No. 65. SFAS No. 122 requires the Bank to allocate the total cost of all mortgage loans sold, whether originated or purchased, to mortgage servicing rights and the loans (without the mortgage servicing rights ) based on their relative fair values if it is practicable to estimate those fair values. If such allocation is not deemed practicable, the entire cost of acquiring the loans should be allocated to the loans with no cost allocated to mortgage servicing rights. SFAS No. 122 is to be applied prospectively. The adoption of this statement is not expected to materially impact the Bank s results of operation or financial condition.

Note 2:    Earnings Per Share

      Earnings per share information is not meaningful for any periods prior to December 31,1995, inclusive, since the Company s stock was issued on October 31, 1995. Earnings per share are not presented for periods prior to conversion to stock form, as First Savings Bank of Washington (the Bank ) was a wholly-owned subsidiary of a mutual holding company.

Note 3: Securities, Investments; Securities and Deposits Interest Income The following table sets forth the Company s securities portfolio at the dates indicated (in thousands):



                                      June 30,     March 31,
                                       1996          1996
                                     --------      --------
Mortgage backed obligations         $ 179,400     $ 177,185
Other securities-taxable interest      73,956        84,080
Other securities-tax exempt interest   28,811        29,365
Other stocks with dividends             3,402         3,116
                                     --------      --------
      Total Securities              $ 285,569     $ 293,746

   Securities classified as available for sale are carried at estimated market value; securities classified as held to maturity are carried at cost net of unamortized premiums and discounts.

Note 3: Securities, Investments; Securities and Deposits Interest Income (continued)

The following table sets forth income from securities for the periods indicated (in thousands):

                                         Quarter ended June 30
                                          1996            1995
                                        --------      --------
Taxable interest                        $ 1,046        $   811
Tax-exempt interest                         465            463
Other stock -dividends                       43             45
Federal Home Loan Bank stock-dividends      187             55
                                        --------      --------
                                        $ 1,741        $ 1,374


Note 4:   Subsequent Events

The company completed the acquisition of Inland Empire Bank (IEB) of Hermiston Oregon effective August 1, 1996. The Company paid the former shareholders of IEB $60.8951 per share, in cash, for a total acquisition price of $32.5 million plus costs. IEB had total assets of $158.7 million and total equity of $18.4 million at December 31, 1995.

At the Company's annual stockholders meeting held on July 26, 1996 the shareholders approved adoption of the Management Recognition Plan (MRP) and Stock Option Plan (SOP). Under the MRP the Company is authorized to grant up to 436,425 shares of restricted stock to directors, officers and employees of the Bank. The initial grant of approximately 404,000 shares will vest ratably over a minimum five year period starting from the July 26, 1996 MRP approval date. Approval of the SOP authorizes the Company to reserve an aggregate of 1,091,063 shares for issuance pursuant to the exercise of stock options which may be granted to employees and directors. The exercise price of the option is set at 100 to 110% of the fair market value of the stock price at date of grant. The initial grant of approximately 854,000 options will vest over a five year period following the date of grant and any unexercised options will expire after ten years.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Savings Bank of Washington Bancorp, Inc. (the Company), a Delaware corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of First Savings Bank of Washington (the
Bank). The Bank is a Washington-chartered savings bank the deposits of which are insured by the FDIC under the Savings Association Insurance Fund (SAIF). The Bank conducts business from its main office in Walla Walla , Washington and its 15 branch offices and three loan production offices located in southeast, central, north central and western Washington.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and FHLB advances. Net interest income is primarily a function of the Company s interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income significantly increased for both the most recent quarter and the comparable period for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances.
The Company s net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. As further explained below, net income also increased reflecting the rise in net interest income which was somewhat offset by a slight decline in other operating income and by increases in operating expenses and provision for income taxes. Provision for income taxes rose due to increases in taxable income and effective tax rates.


Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Significant Events

The Company instituted a stock repurchase program during the quarter ended June 30, 1996 authorizing the repurchase of approximately 546,000 shares of its outstanding common stock. At June 30, 1996 the Company had repurchased 436,425 shares at an average price of $14.74 per share.

Recent Developments

The Company completed the acquisition of Inland Empire Bank(IEB) of Hermiston Oregon effective August 1, 1996. The shareholders of IEB received $60.8951 per share, in cash, for a total acquisition price of $32.5 million plus costs. IEB has 5 full service branches plus a remote drive up facility located in northeast Oregon. At December 31, 1995 IEB had total assets of $158.7 million, which included net loans of $182.9 million, deposits of $159.0 million and total shareholder s equity of $18.4 million.

Comparison of Financial Condition at June 30 and March 31, 1996

  Total assets increased $21.5 million, or 2.9%, from $743.2 million at March 31, 1996 to $764.7 million at June 30, 1996. The majority of the growth was in net loans receivable and was funded primarily with advances from the Federal Home Loan Bank ( FHLB). This growth in assets through the use of FHLB advances was in line with management s plans to leverage the Company's strong capital position.

Loans receivable grew $29.0 million, or 7.00%, from $415.3 million at March 31,1996 to $444.3 million at June 30, 1996. The increase in loans was funded primarily by a net increase of $30.1 million, or 15.1%, in FHLB advances and other borrowings from $199.1 million at March 31, 1996 to $229.2 million on June 30, 1996.

Securities available for sale and held to maturity decreased $8.2 million to $285.6 million at June 30, 1996 from $293.7 million at March 31.1996. The net proceeds from principal repayments and maturities on securities was used primarily to repurchase $6.4 million of the Company s common stock. Federal Home Loan Bank Stock increased $1.3 million as the company was required to purchase more stock as a result of its increased use of FHLB advances.
Changes in the other remaining June 1996 balance sheet areas as compared to March 1996 were not significant.

Comparison of Operating Results for the Quarters Ended June 30, 1996 and 1995

General. Net income increased $1.3 million, or 122.6%, from $1.1 million for the quarter ended June 30, 1995, to $2.4 million for the quarter ended June 30, 1996. The year to year operating results were primarily affected by a significant increase in net interest income offset slightly by a decrease in gains from the sale of loans. Net interest income increased $2.1 million from $3.6 million for the quarter ended June 30, 1995 to $5.7 million for the quarter ended June 30, 1996, due, in large part, to a $100.0 million increase in the Company's average balance of net interest-earning assets. Other operating income declined slightly while other operating expencses increased a modest amount. The Company's return on average equity decreased from 8.42% for the quarter ended June 30, 1995, to 6.34% for the quarter ended June 30, 1996, which was expected due to the large increase in equity from the October 31, 1995 stock offering.

Interest Income. Interest income for the quarter ended June 30 1996, was $13.8 million compared to $9.2 million for the quarter ended June 30, 1995, an increase of $4.6 million, or 50.3%. The increase in interest income was a result of a $251.1 million growth in average balances of interest earning assets which was moderated by a 13 basis point decrease in the average yield on those assets from 7.71% in the quarter ended June 30, 1995 to 7.58% in 1996. Average loans receivable increased by $126.8 million, or 41.5%, in 1996. Interest income on loans increased by $2.7 million or 42.3%, reflecting the impact of the increase in average loan balances and a slight decrease in
the yield on those balances.   Loans yielded 8.29% for the quarter ended
June 30, 1996, compared to 8.27% for the quarter ended June 30, 1995.

The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $124.3 million in the quarter ended June 30, 1996, and interest income from those investments rose by $2.0 million for the June 1996 quarter compared to 1995. The average yield on mortgage-backed securities rose from 6.76% in June 1995 to 6.89% in 1996. The average yield on other investment securities, on the other hand, declined from 6.71% in June 1995 to 5.85% in 1996, which reflects the temporary investment of a portion of the conversion proceeds in lower yielding short term investments as well as generally lower prevailing market rates. Earnings on FHLB stock increased by $132,000 reflecting an increase of $5.9 million in the average balance of FHLB stock for the quarter ended June 1996 and a 185 basis point increase in the average yield on that stock.

Interest Expense. Interest expense for the quarter ended June 30, 1996, was $7.6 million compared to $5.6 million for the comparable period in 1995, an increase of $2.0 million, or 35.9%. The increase in interest expense was due to the $151.1 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended June 1996 was largely due to a $127.3 million increase in the average balance of FHLB advances. Average FHLB advances totaled $190.8 million during the quarter ended June 30, 1996, as compared to $63.5 million during the quarter ended June 30, 1995, resulting in a $1.5 million increase in related interest expense. The average rate paid on those advances decreased from 6.2% for the quarter ended June 1995 to 5.56% for the comparable period in 1996.. Average deposit balances increased from $360.4 million for the quarter ended June 1995, to $372.2 million for the comparable period in 1996 while at the same time, the average rate paid on deposit balances stayed at 4.99% for both periods resulting in a moderate increase in deposit interest expense. Other borrowings consists of retail repurchase agreements with customers, and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings, including other repurchase agreements, increased $12.1 million from $7.2 million for the quarter ended June 30, 1995, to $19.3 million for the same period in 1996, and the related expense increased $187,000, from $109,000 to $296,000 for the respective periods.

The following tables provide additional comparative data on the Company's operating performance (in thousands):

                                               Quarter      Quarter
                                                Ended        Ended
                                               June 30,     June 30,
                                                 1996         1995
                                               --------     --------
    Average Balances
Investment securities and deposits            $ 106,525    $  79,043
Mortgage-backed obligations                     181,169       90,221
Loans                                           432,035      305,275
FHLB stock                                        9,649        3,735
                                               --------     --------
    Total average interest-earning asset        729,378      478,274
Non-interest earning assets                      16,620       14,877
                                               --------     --------
    Total average assets                      $ 745,998    $ 493,151

Deposits                                        372,236      360,425
Advances from FHLB                              190,790       63,517
Other borrowings                                 19,273        7,222
                                               --------     --------
    Total average interest-bearing liabilities  582,299      431,164
Non-interest-bearing liabilities                 12,213       10,641
                                               --------     --------
    Total average liabilities                   594,512      441,805

Equity                                          151,486       51,346
    Total average liabilities and equity      $ 745,998    $ 493,151


    Interest Rate Yield/Expense [rates are annualized]
Interest Rate Yield:

   Investment securities and deposits              5.85%        6.71%
   Mortgage-backed obligations                     6.89%        6.76%
   Loans                                           8.29%        8.27%
   FHLB stock                                      7.77%        5.92%
    Total interest rate yield on interest-        ------       ------
       earning assets                              7.58%        7.71%

Interest Rate Expense:

   Deposits                                        4.99%        4.99%
   Advances from FHLB                              5.56%        6.26%
   Other borrowings                                6.16%        6.07%
    Total interest rate expense on interest-      ------       ------
       bearing liabilities                         5.21%        5.19%
                                                  ------       ------
    Interest spread                                2.37%        2.52%

    Net interest margin on interest earing assets  3.42%        3.03%


    Additional Key Financial Ratios [ratios are annualized]

Return on average assets                           1.29%        0.88%
Return on average equity                           6.34%        8.42%
Average equity / average assets                   20.31%       10.41%
Average interest-earing assets / interest-
  bearing liabilities                            125.26%      110.93%
Non-interest [other operating] expenses /
  average assets                                   1.55%        2.17%
Efficiency ratio [non-interest (other operating)
  expenses / revenues]                            43.21%       64.28%

 Provision for Loan Losses. During the quarter ended June 30, 1996, the Bank's provision for loan losses was $513,000, compared to $37,000 for the quarter ended June 30, 1995, an increase of $476,000. The increase in the provision for estimated loan losses is primarily attributable to the overall increase in net loans receivable of $29.0 million for the Quarter ended June 30, 1996 versus $3.6 million for the comparable period in 1995. The allowance for loan losses, net of charge-offs, increased by $383,000 to $4.4 million at June 30, 1996 compared to $4.1 million at March 31, 1996. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgements different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Bank's control.

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (dollars in thousands):

                                                    At       At
                                               June 30,     March 31,
                                                 1996          1996
Loans [ including loans held for sale]:        --------     ---------
    Gross principal                           $ 497,943    $ 456,466

    Less loans in process                        46,898       35,244
    Less deferred fees and discounts              2,305        1,876
    Less allowance for loan losses                4,434        4,051
                                               --------     ---------
      Total net loans at end of period        $ 444,306    $ 415,295

Allowance for loan losses as a percentage of
 gross principal of loans outstanding              0.89%        0.89%


                                                  Quarter
                                                   Ended
                                                  June 30,
Change in allowance for loan losses:                1996
                                                  --------
    Balance at beginning of the period           $   4,051
      Provision for loan losses                        513
      Recoveries                                         0
      Charge-offs                                     (130)
                                                  --------
    Balance at end of the period                 $   4,434

Net charge-offs as a percentage of average net
 book value of loans outstanding for the period       0.03%


Other Operating Income. Other operating income decreased from $542,000 for the quarter ended June 30, 1995 to $455,000 for the quarter ended June 30, 1996. The decrease was primarily due to a $118,000 reduction in net gains from sale of loans which is a result of the reduction in loan sales as management is currently retaining loan production for asset growth.

Other Operating Expenses. Other operating expenses increased $219,000 from $2.7 million for the quarter ended June 30, 1995, to $2.9 million for the quarter ended June 30, 1996. The increase in non-interest operating expense for the quarter ended June 1996, reflects increases resulting from growth of the Bank, including increased personnel costs and increases in legal, accounting and insurance expenses relating to operating as a public company. These increases were somewhat offset by a $163,000 increase in capitalized loan origination costs reflecting a $29.3 million increase in loan origination volume compared to the same quarter in 1995.

Income Taxes. Income tax expense was $884,000 for the quarter ended June 30, 1996, compared to $369,000 for the quarter ended June 30, 1995. The increased provision for income taxes reflects the greater level of taxable income and a slight increase in the Company s effective tax rate. This increase in effective tax rate reflects the Bank s reduction in the relationship of tax-exempt interest to taxable income. The Company's effective tax rates for the quarters ended June 30, 1996 and 1995 was 26.98% and 25.55%, respectively.

Asset Quality

The following tables are provided to disclose additional details on asset quality (dollars in thousands).
                                                  At          At
                                               June 30,     March 31,
                                                 1996         1996
Non-performing assets at end of the period:    --------     --------
    Non-performing loans:
      Delinquent loans on non-accrual status   $  672       $  526
      Delinquent loans on accrual status            9           12
                                               --------     --------
        Total non-performing loans                681          538
  REO                                             798          712
                                               --------     --------
        Total non-performing assets at end of
           the period                          $1,479       $1,250


Non-performing loans as a percentage of total
      net loans at end of the period             0.15%        0.13%

Ratio of allowance for loan losses to non-
  performing loans at end of the period        651.10%      752.97%

Non-performing assets as a percentage of total
     assets at end of the period.                0.19%        0.17%

Troubled debt restructuring [TDR's]
    at end of the period (all are performing)  $  154       $  156

Troubled debt restructuring as a percentage of:
    total gross principal of loans outstanding
     at end of the period                        0.03%        0.03%
    total assets at end of the period            0.02%        0.02%

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, proceeds from loan principal and interest payments and sales of loans, the maturity of and interest income on mortgage-backed and investment securities, and FHLB advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Company is the origination and purchase of mortgage loans through the Bank. During the quarter ended June 30, 1996, the Bank closed or purchased loans in the amounts of $74.7 million. This growth was funded primarily by principal repayments on loans and securities,
sales of loans, increases in FHLB advances, and deposit growth.   For the
quarter ended June 30, 1996, principal repayments on loans totaled $38.4 million and the Bank sold $5.7 million of mortgage loans. FHLB advances increased $31.1 million, for the same quarter and net deposit growth was $1.3 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1996, 1995 and 1994, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At June 30, 1996, the Bank had undisbursed loans in process totaling $46.9 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short term liquidity needs. In addition, the Bank maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 40% of total Bank assets, which as of June 30, 1996, could give a total credit line of $287.8 million. Advances under this credit facility totaled $210.5 million, or 29.3% of total Bank assets at June 30, 1996.

At June 30, 1996, savings certificates amounted to $274.5 million, or 73.1%, of the Bank's total deposits, including $180.4 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments by using savings deposits, FHLB of Seattle advances and the sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 1996, the Bank was in compliance with all applicable capital requirements.

The following table reflects the Bank's applicable regulatory requirements and the actual levels of regulatory capital at June 30, 1996.

                                         Required               Actual
                                  Percent     Amount       Percent     Amount
                                            (dollars in thousands)
                                  -------     ------       -------     ------
Tier 1 leverage capital ratio       4.00%   $ 28,769        13.04%   $ 93,783

Risk-based capital ratios
Tier 1                              4.00      14,743        25.44      93,783
Total                               8.00      29,487        26.65      98,217


The Company, as a bank holding company is regulated by the Federal Reserve Board (FRB). The FRB has established capital requirements that generally parallel the capital requirements of the FDIC for the Bank that are applied to bank holdingcompanys with $150 million or more in total consolidated assets. The Company's total regulatory capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.

The following table reflects the Company s applicable regulatory requirements and the actual level of regulatory capital at June 30, 1996.

                                         Required               Actual
                                  Percent     Amount       Percent     Amount
                                            (dollars in thousands)
                                  -------     ------       -------     ------
Risk-based capital ratios
  Tier 1                           4.00%    $ 15,079        39.46%   $148,738
  Total                            8.00       30,158        40.63%   $153,172

PART  II - FINANCIAL INFORMATION



Item 1.  Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.


Item 2.  Changes in Securities

Not Applicable


Item 3.  Defaults Upon Senior Securities

Not Applicable


Item 4.  Submission of Matters to a Vote of Stockholders

Not Applicable


Item 5.  Other Information

Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial data schedule - see page 16
Reports on form 8-k    Not Applicable

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  First Savings Bank of Washington
                                  Bancorp, Inc.




August 15, 1996                   /s/ Gary L. Sirmon
                                  ------------------
                                  Gary L. Sirmon
                                  President and Chief Executive Officer






August 15, 1996                   /s/ D. Allan Roth
                                  -----------------
                                  D. Allan Roth
                                  Secretary and Treasurer