Form 10-Q
period 1996-09-30
FIRST SAVINGS BANK OF WASHINGTON BANCORP INC
filed 1996-11-14
CIK 946673

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]        EXCHANGE ACT OF 1934

       For the quarterly period ended . . . . . . . . . . . September 30, 1996


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]        EXCHANGE ACT OF 1934

       For the transition period from ____________ to _____________

             Commission File Number      0-26584
                                         --------
            FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.
            -----------------------------------------------
        (Exact name of registrant as specified in its charter)

         Delaware                                         19-1691604
        ----------                                       -----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


           10 S. First Avenue     Walla Walla , Washington  99362
          --------------------------------------------------------
           (Address of principal executive offices and zip code)

                         (509)  527-3636
                         ---------------
       (Registrant's telephone number, including area code)

                      ----------------------
         (Former name, former address and former fiscal year,
                    if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       (1)     Yes    [X]              No
                     -----                  -----

                APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of class:                       As of October 31, 1996
           ---------------                       ----------------------
       Common stock, $.01 par value                10,878,482 shares *

               * Includes 815,273 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 402,282 unvested shares held in trust for management recognition plan.

      First Savings Bank of Washington Bancorp, Inc. and Subsidiaries
                            Table of Contents
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Savings Bank of Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:
   Consolidated Statements of Financial Condition
   as of September 30, 1996 and March 31, 1996. . . . . . . . . . . . . . 1

   Consolidated Statements of Income
   for the Quarter and Six months ended September 30, 1996 and 1995 . . . 2

   Consolidated Statements of Changes in Stockholders' Equity
    for the Six months ended September 30, 1996 and 1995. . . . . . . . . 3

   Consolidated Statements of Cash Flows
    for the Six months ended September 30, 1996 and 1995. . . . . . . . . 4

   Selected Notes to Consolidated Financial Statements. . . . . . . . . . 6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

   General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

   Recent Developments and Significant Events . . . . . . . . . . . . . . 9

   Comparison of Financial Condition at September 30 and March 31, 1996 . 9

   Comparison of Operating Results for the Quarter and Six months ended
    September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . 10

   Asset Quality. . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

   Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . .15

   Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . .16

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .17

   Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .17

   Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . .17

   Item 4.  Submission of Matters to a Vote of Stockholders . . . . . . .17

   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .18

   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

EXHIBIT 27- FINANCIAL DATA SCHEDULE . . . . . . . . . . . . . . . . . . .20

      FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (in thousands except for shares)
                   September 30, 1996 and March 31, 1996

                                            (Unaudited)
               ASSETS                       September 30,       March 31,
                                                 1996            1996
                                            --------------    -----------
CASH AND DUE FROM BANKS                      $    27,708       $  9,026
SECURITIES AVAILABLE FOR SALE,
 cost $298,648 and $290,515                      298,989        291,687
SECURITIES HELD TO MATURITY,
 fair value $1,872 and $2,059                      1,872          2,059
LOANS RECEIVABLE HELD FOR SALE,
 fair value $4,434 and $1,558                      4,434          1,558
LOANS RECEIVABLE, net of the
 allowance for losses of $6,270 and $4,051       567,491        413,737
ACCRUED INTEREST RECEIVABLE                        6,723          4,627
REAL ESTATE HELD FOR SALE, net                       730            712
FEDERAL HOME LOAN BANK STOCK                      11,502          9,030
PROPERTY AND EQUIPMENT, net                        9,697          6,582
COSTS IN EXCESS OF NET ASSETS ACQUIRED            12,243            - -
DEFERRED INCOME TAX ASSET                          1,369            240
OTHER ASSETS                                      4 ,228          3,918
                                                --------    -----------
                                              $  946,986    $   743,176
                                              ==========   =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Interest bearing                           $ 492,597        $367,248
   Non-interest bearing                          33,003           6,816
                                              ---------        ---------
                                                525,600         374,064

ADVANCES FROM FEDERAL HOME LOAN BANK            219,125         179,419
OTHER BORROWINGS                                 34,947          19,652
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE     3,186           3,563
ACCRUED EXPENSES AND OTHER LIABILITIES           11,629           8,319
DEFERRED COMPENSATION                             2,471           1,618
FEDERAL INCOME TAXES PAYABLE                        680           2,399
                                                 ------         --------
                                                 797,638         589,034
STOCKHOLDERS' EQUITY:
   Preferred stock - $0.01 par value, 500,000
    shares authorized, no shares issued
   Common stock - $0.01 par value, 25,000,000
    shares authorized,10,910,625 shares
    issued; 9,658,927 shares and 10,077,498
    shares outstanding & unrestricted at
    September 30, 1996 and March 31,
    1996 respectively                               109             109
   Additional paid - in capital                 107,522         107,370
   Retained earnings                             57,576          55,343
   Unrealized gain (loss) on securities
    available for sale                              230             774
   Unearned shares of common stock issued
    to employee stock ownership plan trust
    815,273 and 833,127  shares outstanding
    but restricted at September 30, 1996 and
    March 31,1996, respectively                  (8,153)         (8,331)
Treasury stock: 32,143 shares at September
 30, 1996 and none at March 31, 1996               (474)            - -
     Shares held in trust for deferred
      compensation plans                         (7,462)         (1,123)
                                                --------         -------
                                                149,348          154,142
                                                --------         -------
                                               $ 946,986      $  743,176
                                               =========       ==========

    FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited) (in thousands except per share amounts)

                               Quarter                   Six months
                          Ended September 30         Ended September 30
                         1996            1995        1996           1995
                         ----            -----       -----          -----
INTEREST INCOME:
  Loans receivable     $11,316          $ 6,501     $20,248        $12,780
  Mortgage-backed
     obligations         3,219            1,472       6,331          2,989
Securities and deposits  2,113            1,337       3,854          2,711
                        ------           ------       -----         ------
                        16,648            9,310      30,433         18,480
INTEREST EXPENSE:
  Deposits               5,434            4,659      10,061          9,128
  Federal Home Loan
   Bank advances         3,164              943       5,807          1,931
  Other borrowings         409              108         705            217
                         -----            -----       -----          -----
                         9,007            5,710      16,573         11,276
  Net interest income
   before provision
   for loan losses       7,641            3,600      13,860          7,204
PROVISION FOR
 LOAN LOSSES               407               75         920            112
                        ------           ------      ------         ------
 Net interest income     7,234            3,525      12,940          7,092

OTHER OPERATING INCOME:
  Loan servicing fees      206              209         384            420
  Other fees and
   service charges         381              115         545            212
  Gain on sale of loans    187              143         274            348
  Gain (loss) on sale
   of securities          (212)              --        (208)            --
  Miscellaneous             32                5          54             34
                          ----              ----        ---            ----
  Total other operating
   income                  594              472       1,049           1,014

OTHER OPERATING EXPENSES:
  Salary and employee
   benefits              2,913             1,519      4,689           3,012
  Less capitalized loan
   origination costs      (401)             (339)      (792)           (567)
  Occupancy                324               256        601             496
  Outside computer
   services                208               177        406             355
  Real estate operations     2              (175)        19             (80)
  Advertising              144               611        941              56
  Deposit insurance      2,605               209      2,819             414
  Miscellaneous          1,066               694      1,809           1,281
                         -----              ----     ------           -----
  Total other operating
   expenses              6,861             2,402      9,745           5,067
                         -----             -----     ------           -----
  Income before
   income taxes            967             1,595      4,244           3,039
INCOME TAXES               164               442      1,048             811
                         -----             -----      -----          ------
NET INCOME             $   803        $    1,153    $ 3,196         $ 2,228
                       =======        ==========    =======         =======
Net income per
 common share:
   Primary             $   .08          $    N/A    $   .33         $   N/A
   Fully diluted       $   .08          $    N/A    $   .33         $   N/A
Primary weighted
 average shares
 outstanding             9,807               N/A      9,820             N/A
Cumulative dividends
 declared per
 common share:        $   .05           $    N/A   $    .10         $   N/A
PAGE

                          FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.  AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Unaudited)  (in thousands except for shares)
                               For the Six months ended September 30, 1996, and 1995

                                                              Unrealized                                          Shares
                                                               gain on    Unearned ESOP Shares Treasury Stock   held in trust
                          Common Stock    Additional          securities  Number             Number            for deferred
                         Number of At par  paid-in  Retained  available     of    Carrying     of    Carrying  compensation  Total
                          Shares   Value   capital  earnings  for sale    Shares   Value     Shares   Value       plans      Equity
                          ------   -----   -------  --------  --------    ------  --------   ------  --------  ------------  ------
BALANCE, April 1, 1995        --   $  --    $   --  $ 50,099  $    152        --   $    --        --   $    --    $     --   $50,251
Net income                                             2,228                                                                   2,228
Change in unrealized gain
 on securities available
 for sale, net of federal
 income taxes                                                      430                                                           430
                          ------   -----   -------  --------  --------    ------  --------    ------  --------  ------------  ------
BALANCE, September 30,
 1995                         --   $  --    $   --  $ 52,327  $    582        --   $    --        --   $    --   $      --   $52,909
                          ======   =====   =======  ========  ========    ======  ========    ======  ========  ============ =======

BALANCE, April 1,1996 10,910,625   $ 109  $107,370  $ 55,343  $    774  (833,127)  $(8,331)       --   $    --   $  (1,123) $154,142
Net income                                             3,196                                                                   3,196
Change in unrealized gain
 on securities available
 for sale, net of federal
 income taxes                                                     (544)                                                        (544)
Cash dividends on stock
 ($.05/share cumulative)                                (963)                                                                  (963)
Purchase of treasury stock                                                                  (436,425)  $(6,430)              (6,430)
Reissuance of treasury stock
 for deferred compensation plan                 58                                           404,282   $ 5,956      (6,014)       --
Release of earned ESOP shares                   94                        17,854       178                                       272
Net change in number and/or
 carrying amount of shares
 held in trust for deferred
 compensation plans                                                                                                   (325)    (325)
                          ------   -----   -------  --------  --------    ------  --------    ------  --------  ------------  ------
BALANCE, September 30,
 1996                 10,910,625   $ 109  $107,522  $ 57,576  $    230  (815,273)  $(8,153)  (32,143)  $  (474)  $  (7,462) $149,348

   FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited) (in thousands)
       For the Six months ended September 30, 1996 and 1995

                                              1996             1995
                                              ----             ----
OPERATING ACTIVITIES
   Net income                              $  3,196           $ 2,228
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
       Deferred taxes                          (950)               --
       Depreciation                             322               305
       Loss (gain) on sale of securities        208                --
       Amortization of costs in excess
        of net assets acquired                  140                --
       Loss (gain) on sale of loans            (274)             (348)
       Loss (gain) on sale of real estate owned  --              (192)
       Net changes in deferred loan fees,
        premiums and discounts                  480              (148)
       Amortization of purchased mortgage
        servicing rights                         38                --
       Net amortization of premiums and
        discounts on investments               (474)               36
       Provision for loan and real estate
        owned losses                            981               217
       FHLB stock dividend                     (411)             (123)
       Cash provided (used) in operating
        assets and liabilities:
         Loans held for sale                   (828)           (1,256)
         Accrued interest receivable           (108)             (337)
         Other assets                           173            (1,453)
         Deferred compensation                   98               108
         Accrued expenses and other
          liabilities                         1,267             3,142
         Federal income taxes payable        (1,628)             (223)
                                             -------            ------
         Net cash provided by
          operating activities                2,230             1,956
                                              ------            ------
INVESTING ACTIVITIES:
       Purchase of securities available
        for sale                           (374,604)           (6,579)
       Principal payments and maturities
        of securities available for sale    413,173             6,621
       Principal payments and maturities
        of securities held to maturity          198             2,766
       Purchase of FHLB stock                (2,061)               --
       Loans closed and purchase of loans
        and participating interest
        in loans                           (173,241)           (91,184)
       Sale of loans and participating
        interest in loans                    17,410             26,608
       Principal repayments on loans         88,929             54,336
       Purchase of property & equipment        (200)            (1,054)
       Basis of REO acquired in settlement
        of loans and disposed of during the
        period, net of gain                     365                215
       Funds transferred to deferred
        compensation trust                      (37)                --
       Acquisition of IEB, net of
        cash acquired                       (17,289)                --
                                            -------            -------
        Net cash used by
          investing activities              (47,357)            (8,271)
                                            -------            -------
                                          (Continued on next page)

         FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)  (in thousands)
            For the Six months ended September 30, 1996 and 1995
                     (Continued from prior page)


                                             1996             1995
                                            ------           ------
FINANCING ACTIVITIES
   Increase (decrease) in deposits        $ 16,926           $21,371
   Proceeds from FHLB advances             293,362           198,684
   Repayment of FHLB advances             (253,656)         (211,789)
   Increase in reverse repurchase
    borrowings                              16,111                --
   Decrease in other borrowings             (1,436)              (62)
   Decrease in borrowers' advances for
    taxes and insurance                       (377)             (628)
   Compensation expense recognized
    for shares released for allocation
    to participants of the ESOP:
       Original basis of shares                178                --
   Excess of fair value of released
    shares over basis                           94                --
   Cash dividend paid                         (963)               --
   Purchase of treasury stock               (6,430)               --
                                            ------              -----
   Net cash provided by financing
    activities                              63,809             7,576
                                            ------             ------
    NET INCREASE (DECREASE) IN CASH
     AND DUE FROM BANKS                     18,682             1,261

CASH AND DUE FROM BANKS, BEGINNING
 OF PERIOD                                   9,026             5,497
                                           -------            ------
CASH AND DUE FROM BANKS, END OF PERIOD    $ 27,708          $  6,758
                                          ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                         $ 16,107           $ 7,937
    Taxes paid                            $  3,626           $ 1,037
    Non-cash transactions:
       Loans, net of discounts, specific
        loss allowances and unearned
        income transferred to real
        estate owned                      $    444           $    --
        Net change in accrued dividends
         payable                          $    --            $    --
        Net change in unrealized gain
         (loss) in deferred compensation
         trust and related liability      $    296           $    --
        Treasury  stock reissued to MRDP  $  6,014           $    --

   FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
        SELECTED NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
             September  30, 1996 and March 31, 1996

Note 1:     Basis of Presentation

The unaudited consolidated financial statements of First Savings Bank of Washington, (the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include the Company's wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank (IEB). The balance sheet data at March 31, 1996, is derived from the Company's audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584) of the Company. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

Effective April 1, 1996 the Company's subsidiary banks adopted SFAS No. 122, Accounting for Mortgage Servicing Rights, which amended SFAS No. 65. SFAS No. 122 requires the Banks to allocate the total cost of all mortgage loans sold, whether originated or purchased, to mortgage servicing rights and the loans (without the mortgage servicing rights ) based on their relative fair values if it is practicable to estimate those fair values. If such allocation is not deemed practicable, the entire cost of acquiring the loans should be allocated to the loans with no cost allocated to mortgage servicing rights. SFAS No. 122 is applied prospectively. The adoption of this statement has not materially impacted the Company's results of operation or financial condition.

Note 2:     Earnings Per Share

Earnings per share for the quarter and six months ended September 30, 1996 are based on weighted average common shares outstanding of 9,806,868 and 9,820,364 respectively. The total issued shares of 10,910,625 have been adjusted for the weighted average unallocated shares under the ESOP plan of 820,691 shares for the quarter and 825,132 shares for the six months ended September 30, 1996 and for the net reduction of outstanding shares reissued from treasury stock for the Management Recognition Development Plan of 141,064 shares for the quarter and 71,336 shares for the six months ended September 30, 1996. The weighted average shares for the quarter ended September 30, 1996 was also reduced for the weighted average shares held in treasury stock of 142,002 shares for the quarter and 193,793 shares for the six months ended September 30, 1996.

Earnings per share information is not meaningful for any periods prior to December 31,1995, inclusive, since the Company's stock was issued on October 31, 1995. Earnings per share are not presented for periods prior to conversion to stock form, as FSBW was a wholly-owned subsidiary of a mutual holding company.

Note 3:     Securities, Investments; Securities and Deposits Interest Income

The following table sets forth the Company's securities portfolio at the dates indicated (in thousands):

                             September 30,           March 31,
                                  1996                  1996
                             ------------             --------
Mortgage-backed obligations   $    179,900            $177,185
Other securities-taxable            81,624              84,080
Other securities-tax exempt         35,713              29,365
Other stocks with dividends          3,624               3,116
                              ------------            ---------
   Total Securities              $ 300,861           $ 293,746
                              ============            =========

Securities classified as "available for sale" are carried at estimated fair value; securities classified as "held to maturity" are carried at cost net of unamortized premiums and discounts.

Note 3: Securities, Investments; Securities and Deposits Interest Income (continued)

The following table sets forth income from securities for the periods indicated (in thousands):

                           Quarter ended                Six months ended
                            September 30                   September 30
                        1996           1995            1996            1995
                        -----         -----            -----           -----
Taxable interest      $ 1,316     $    765           $  2,362       $  1,575
Tax-exempt interest       517          463                982            926
Other stock -dividends     56           42                 99             87
Federal Home Loan Bank
 stock-dividends          224           67                411            123
                        -----        -----             ------          ------
                      $ 2,113     $  1,337            $ 3,854        $ 2,711
                       ======      =======             ======         ======

Note 4:     Significant Events

During the quarter ended September 30, 1996 the US Congress passed legislation requiring that all financial institutions with deposits insured by the Savings Association Insurance Fund (SAIF) pay a special assessment to recapitalize the SAIF. This assessment resulted in the Company's SAIF insured subsidiary, First Savings Bank of Washington (FSBW), recording a $2.4 million expense representing the Company's share of an industry-wide special assessment to recapitalize the SAIF, which is administered by the Federal Deposit Insurance Corporation (FDIC). The assessment was calculated at .657% of insured deposits as of March 31, 1995. The special assessment, charged to every depository institution in the country with deposits insured by SAIF, was contained in the US Congressional omnibus appropriations package passed on September 30, 1996. The legislation empowers the FDIC to lower the insurance premium from $.23 per $100 of deposits to $.065 per $100 of deposits beginning January 1997. The $2.4 million assessment ($1.6 million after tax) was recorded as part of the Company's non-interest expense this quarter.
Excluding the special assessment, the Company's net income would have been approximately $2.4 million, or $.25 per share compared with net income of $1.2 million in the second quarter of fiscal 1996. Management estimates that this special assessment expense will be offset during the next three to four years through anticipated lower depository insurance costs.

At the Company's annual stockholders meeting held on July 26, 1996 the shareholders approved adoption of the Management Recognition and Development Plan (MRDP) and Stock Option Plan (SOP). Under the MRDP the Company is authorized to grant up to 436,425 shares of restricted stock to directors, officers and employees of the Bank. The initial grant of 404,282 shares with a total cost of $6.3 million vests over a five year period starting from the July 26, 1996 MRDP approval date. The consolidated statements of income for the quarter and six months ended September 30, 1996 reflect an accrual of $321,000 of compensation expense for the MRDP including $20,000 of expense for dividends on the allocated, restricted stock. The Company has reserved an aggregate of 1,091,063 shares for issuance pursuant to the exercise of stock options which may be granted under the SOP to employees and directors. The exercise price of the option was set at 100% of the fair market value of the stock price at date of grant. The initial grant of approximately 854,000 options vests over a five year period following the date of grant and any unexercised options will expire after ten years.

The Company completed the acquisition of Inland Empire Bank (IEB) of Hermiston Oregon effective August 1, 1996. The Company paid the former shareholders of IEB $60.8951 per share, in cash, for a total acquisition price of $32.8 million. IEB has five full service branches, a remote drive-up facility and two loan production offices located in northeast Oregon. The acquisition of IEB was treated as a purchase for accounting purposes. Accordingly, under generally accepted accounting principles, the assets and liabilities of IEB have been recorded on the books of the Company at their respective fair market values at the effective date the acquisition was consummated. Goodwill, the excess of the purchase price (cost) over the net fair value of the assets and liabilities, was recorded at $12.4 million. Amortization of goodwill over a 14 year period will result in a charge to earnings of approximately $884,000 per year. Because of the amount of assets of IEB acquired by the Company, the financial results for September 30, 1996, are not generally comparable to those of a year ago. The combined organization at September 30, 1996, is significantly larger than it was a year ago.

The accompanying financial statements include the operations of the two institutions from August 1, 1996, to September 30, 1996. The following pro forma information present the results of operations for the quarter and six months ended September 30, 1996 and 1995, as though the acquisition had occurred on April 1, 1995. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies. The unaudited pro forma results of operations were as follows.

  (in thousands except per share amounts)
                              (Unaudited)           (Unaudited)
                              (pro forma)           (pro forma)
                             Quarter ended        Six months ended
                             September 30,          September 30,
                        1996             1995     1996             1995
                        ----             ----     ----             ----
Net  interest income  $ 8,385        $   5,812  $ 16,667        $ 11,187
Net  income               953            1,530     3,759           3,010
Net  income per share  $  .10              N/A  $    .38             N/A

A summarized, unaudited, balance sheet of IEB as of August 1, 1996, date of acquisition, reflecting the allocation of the total purchase price and closing costs of $32.8 million to IEB's assets and liabilities follows:

                                                      (Unaudited)
                                                    (in thousands)
                                                    August 1, 1996
Cash and due from banks                               $   15,543
Securities available for sale                             46,068
Loans receivable net of allowance
 for losses of $1,416                                     90,470
Property and equipment, net                                3,238*
Costs in excess of net assets acquired                    12,383
Deferred tax asset                                           179*
Other assets                                               2,514
                                                       ---------
     Total Assets                                     $  170,395
                                                       =========

Deposits ($30,804-non-interest bearing)               $  134,610
Other borrowing                                              620
Federal income tax payable                                    51
Other liabilities                                          2,516
                                                       ---------
      Total Liabilities                               $  137,797
                                                      ==========

Common stock and paid in capital                          32,832
Unrealized loss on securities available
 for sale net of taxes                                      (234)
                                                       ----------
      Total Equity                                        32,598
                                                       ----------
      Total Liabilities and Equity                    $  170,395
                                                      ===========
   * - Includes an allocation of $850,000 to property for fair market value in excess of book value on August 1, 1996 and a reduction in the deferred tax asset for the related liability for deferred taxes of $326,000 on the $850,000 allocation.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Savings Bank of Washington Bancorp, Inc. (the Company),a Delaware corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank (IEB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the FDIC under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla , Washington and its 16 branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermistion, Oregon and its five branch offices and two loan production offices located in northeast Oregon.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income significantly increased for both the most recent quarter and six months ended September 30, 1996 when compared to the same the periods for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. As further explained below, net income for the six months also increased reflecting the rise in net interest income and a slight increase in other operating income which was somewhat offset by increases in operating expenses and provision for income taxes. Operating results and in particular non-interest operating expenses were significantly affected by the special, one-time, assessment to recapitalize SAIF.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Significant Events

The Company instituted a stock repurchase program during the quarter ended June 30, 1996, which authorized the repurchase of approximately 546,000 shares of its outstanding common stock, and as of June 30, 1996, the Company repurchased 436,425 shares at an average price of $14.74 per share. During the quarter ended September 30, 1996 the Company reissued 404,282 treasury shares purchased during the quarter ended June 30, 1996 to the MRDP (see Note 4 to financial statements).

The Company completed the acquisition of Inland Empire Bank (IEB) of Hermiston, Oregon effective August 1, 1996. (see Note 4 to financial statements).

During the quarter ended September 30, 1996 the US Congress passed legislation requiring that all financial institutions with deposits insured by the Savings Association Insurance Fund (SAIF) pay a special assessment to recapitalize the SAIF. This assessment resulted in the Company's SAIF insured subsidiary, First Savings Bank of Washington (FSBW) recording a $2.4 million non-interest expense. (see Note 4 to financial statements).

Comparison of Financial Condition at September 30 and March 31, 1996

Total assets increased $203.8 million, or 27.4%, from $743.2 million at March 31, 1996 to $947.0 million at September 30, 1996. The majority of the growth, $157.6 million, was from the August, 1996 acquisition of IEB. The balance of the increase generally reflected growth in net loans receivable and was funded primarily with advances from the FHLB. This growth represented a continuation of management's plans to leverage the Company's strong capital position.

Loans receivable grew $156.6 million, or 37.7%, from $415.3 million at March 31,1996 to $571.9 million at September 30, 1996. The acquisition of IEB contributed $90.5 million of the increase and the remaining increase in loans of $66.1 million was funded primarily by a net increase of $55.0 million, or 27.6%, in FHLB advances from $179.4 million at March 31, 1996 to $219.1 million on September 30, 1996.

Securities available for sale and held to maturity increased $7.2 million to $300.9 million at September 30, 1996 from $293.7 million at March 31,1996. During the September 1996 quarter the Company used $32.9 million of cash and proceeds from maturing short term securities to fund the acquisition of the outstanding stock of IEB which held $46.1 million of securities on the date of acquisition. Borrowings under reverse repurchase agreements increased $16.1 million from $9.9 million at March 31, 1996 to $26.0 million at September 30, 1996. Federal Home Loan Bank Stock increased $2.5 million as the Company was required to purchase more stock as a result of its increased use of FHLB advances.

Deposits grew $151.5 million or 40.5%, from $374.1 million at March 31, 1996 to $525.6 million at September 30, 1996. The acquisition of IEB contributed $134.6 million of the increase.

Comparison of Operating Results for the Quarter and Six months Ended September 30, 1996 and 1995

General.   Net income for the second quarter of fiscal 1997 was $803,000, after recording a $2.4 million ($1.6 million after tax) non-interest expense representing the Company's share of an industry-wide special assessment to recapitalize SAIF. The assessment was calculated at .657% of insured deposits as of March 31, 1995. Net income for the first six months of fiscal
1996 was $3.2 million, or $.33 per share, compared to net income of $2.2 million recorded in the like period of fiscal 1996. The special assessment, charged to every depository institution in the country with deposits insured by SAIF, was contained in the US Congressional omnibus appropriations package passed on September 30, 1996. The legislation empowers the FDIC to lower the insurance premium from $.23 per $100 of deposits to $.065 per $100 of deposits beginning January 1997. The Company's net income without the special assessment, would have been approximately $4.8 million for the six months and $2.4 million for the second quarter of fiscal 1996. In addition, the second quarter ended September 30, 1996 included two months of combined operations of First Savings Bank of Washington and Inland Empire Bank. The Company acquired Inland Empire Bank (IEB) on August 1, 1996. The acquisition significantly affected the Company's operating results for both the quarter and the six months ended September 30, 1996.

Excluding the special assessment, the Company's increased operating results reflect the significant growth of assets, liabilities and stockholders' equity. Compared to year ago levels, total assets increased 87% to $947 million at September 30, 1996, total loans rose 84% to $572 million and total deposits climbed 38% to $526 million. Assets were 27% higher than at March 31, 1996, total loans rose 38%, and deposits grew 41% in the first two quarters of fiscal 1997. The substantial increase in these balances resulted from the deployment and leveraging of the $98.6 million in net proceeds raised in the Company's conversion from mutual to stock ownership on October 31, 1995 and the recent acquisition of IEB.

The Company's return on average equity decreased from 8.60% for the quarter ended September 30, 1995, to 2.20% for the quarter ended September 30, 1996, which was expected due to the large increase in equity from the October 31, 1995 stock offering combined with the reduction in earnings due to the special one time SAIF assessment. Return on equity for the six months ended September 30, 1996 decreased to 4.30% as compared to 8.51% for the same period in September 1995.

Interest Income. Interest income for the quarter ended September 30, 1996, was $16.6 million compared to $9.3 million for the quarter ended September 30, 1995, an increase of $7.3 million, or 78.8%. The increase in interest income was a result of a $370.2 million or 76.8% growth in average balances of interest earning assets combined with a 7 basis point increase in the average yield on those assets from 7.68% in the quarter ended September 30, 1995 to 7.75% in 1996. Average loans receivable increased by $173.8 million, or 56.5%, in 1996. Interest income on loans increased by $4.8 million or 74.1%, reflecting the impact of the increase in average loan balances and an
increase in the yield on those balances.   Loans yielded 8.46% for the quarter
ended September 30, 1996, compared to 8.35% for the quarter ended September 30, 1995. Interest income on loans for the six months ended September 30, 1996 increased $7.5 million or 58.44% from the comparable period in September 1995. The increase reflects a $173.8 million increase in the average balance of loans receivable. The August 1996 acquisition of $90.5 million of loans held by IEB contributed a significant portion of the increase.

The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $149.3 million in the quarter ended September 30, 1996, and interest and dividend income from those investments rose by $2.5 million for the September 1996 quarter compared to 1995. The average yield on mortgage-backed securities rose from 6.55% in September 1995 to 6.87% in 1996. The average yield on other investment securities, on the other hand, declined from 6.41% in September 1995 to 6.18% in 1996, which reflects the temporary investment of a portion of the conversion proceeds in lower yielding short term investments as well as generally lower prevailing market rates. Earnings on FHLB stock increased by $156,000 reflecting an increase of $7.3 million in the average balance of FHLB stock for the quarter ended September 1996 and a 84 basis point increase in the dividend yield on that stock. Interest income on interest bearing securities and deposits for the six months ended September 30, 1996 increased $4.5 million or 79.23% from the comparable period in September 1995. The increase reflects a $136.8 million growth in the average balance of securities. This is due to the August 1996 acquisition of $46.1 million of securities held by IEB. The remaining growth is in line with managements' plans to leverage the Company's strong capital position.

Interest Expense. Interest expense for the quarter ended September 30, 1996, was $9.0 million compared to $5.7 million for the comparable period in 1995, an increase of $3.3 million, or 57.7%. The increase in interest expense was due to the $285.0 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended September 1996 was largely due to a $154.0 million increase in the average balance of FHLB advances combined with a $107.2 million growth in average deposits coming primarily from the acquisition of IEB. Average FHLB advances totaled $215.8 million during the quarter ended September 30, 1996, as compared to $61.8 million during the quarter ended September 30, 1995, resulting in a $2.2 million increase in related interest expense. The average rate paid on those advances decreased from 6.07% for the quarter ended September 1995 to 5.82% for the comparable period in 1996. Average deposit balances increased from $366.1 million for the quarter ended September 1995, to $473.3 million for the comparable period in 1996 while at the same time, the average rate paid on deposit balances decreased 51 basis points. The sharp decline in the rate paid on deposits primarily reflects the acquisition of IEB's $32.1 million of non-interest bearing deposits. Deposit interest expense increased a modest $755,000 for the quarter ended September 30, 1996. Other borrowings consists of retail repurchase agreements with customers, and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings, increased $23.8 million from $7.0 million for the quarter ended September 30, 1995, to $30.8 million for the same period in 1996, and the related interest expense increased $301,000, from $108,000 to $409,000 for the respective periods. The bulk of this growth in other borrowings, reflects an increase in reverse repurchase agreements with investment banking firms. A comparison of total interest expense for the six months ended September 30, 1996 shows an increase of $5.3 million or 46.98% from the comparable period in September 1995. The majority of this increase is due to the $158.6 million growth in the average balances of FHLB and other borrowings which are being used to leverage the Company's growth in interest earning assets.

The following tables provide additional comparative data on the Company's operating performance (in thousands):

                              Quarter                       Six months
                       ended September 30,             ended September 30,

Average Balances
----------------
                         1996            1995            1996          1995
                        -----            ----           ----          -----

Investment securities
 and deposits        $ 124,551         $ 79,137      $ 115,538      $  79,091
Mortgage-backed
 obligations           186,011           89,468        183,590         89,845
Loans                  530,785          309,885        481,411        307,580
FHLB stock              11,135            3,791         10,392          3,763
                      --------          -------        --------       -------
  Total average
   interest-earning
   asset               852,482          482,281        790,931        480,279
Non-interest earning
 assets                 25,840           16,771         21,231         15,825
                      ---------         -------        -------         ------

      Total average
       assets        $ 878,322         $499,052      $ 812,162      $ 496,104
                     =========         =========      ========       ========

Deposits            $ 473,317          $366,099      $ 422,777      $ 363,264
Advances from FHLB    215,772            61,817        203,281         62,667
Other borrowings       30,817             6,989         25,045          7,106
                     --------           -------       --------       --------

  Total average interest-
   bearing
   liabilities        719,906           434,905        651,103        433,037
Non-interest-bearing
 liabilities           13,687            10,800         12,951         10,720

  Total average
   liabilities        733,593           445,705        664,054        443,757

Equity                144,729            53,347        148,108         52,347
                     --------           -------        -------         ------
      Total average
       liabilities
       and equity    $878,322          $499,052      $ 812,162      $ 496,104
                     ========          ========      =========      =========

   Interest Rate Yield/Expense [rates are annualized]
   --------------------------------------------------
Interest Rate Yield:

  Investment securities
   and deposits         6.02%              6.38%          5.94%          6.54%
  Mortgage-backed
   obligations          6.87%              6.55%          6.88%          6.65%
  Loans                 8.46%              8.35%          8.39%          8.31%
  FHLB stock            7.98%              7.14%          7.89%          6.54%
                       -----               ----           ----           ----
      Total interest rate
       yield on interest-
       earning assets   7.75%              7.68%          7.67%          7.70%
                       -----               -----          ----           ----
Interest Rate Expense:

  Deposits              4.55%              5.06%          4.75%          5.03%
  Advances from FHLB    5.82%              6.07%          5.70%          6.16%
  Other borrowings      5.27%              6.15%          5.61%          6.11%
                       -----               ----           ----           ----


    Total interest rate
     expense on interest-
     bearing
     liabilities        4.96%              5.22%          5.08%          5.21%
                        ----              -----           ----           ----
    Interest spread     2.79%              2.46%          2.59%          2.49%
                        ====               ====           ====           ====
    Net interest margin
     on interest earning
     assets             3.56%              2.97%          3.50%          3.00%
                        -----              -----          ----           ----
              Additional Key Financial Ratios [ratios are annualized]
              -------------------------------------------------------

Return on average
 assets                 0.36%              0.92%          0.78%          0.90%
Return on average
 equity                 2.20%              8.60%          4.30%          8.51%
Average equity /
 average assets        16.48%             10.69%         18.24%         10.55%
Average interest-
 earning assets /
 interest-bearing
 liabilities          118.42%            110.89%        121.48%        110.91%
Non-interest
 [other operating]
 expenses /
 average assets         3.10%              1.91%          2.39%          2.04%
Efficiency ratio
   [non-interest
   (other operating)
   expenses /
   revenues]           83.32%             58.99%         65.36%         61.66%

Provision for Loan Losses. During the quarter ended September 30, 1996, the provision for loan losses was $407,000, compared to $75,000 for the quarter ended September 30, 1995, an increase of $332,000. The increase in the provision for estimated loan losses is primarily attributable to the overall increase in net loans receivable excluding loans acquired in the acquisition of IEB. Net loans increased $37.7 million, for the quarter ended September 30, 1996 versus $25.4 million for the comparable period in 1995. The allowance for loan losses, net of charge-offs (recoveries) increased by $2.2 million, including a $1.4 million allowance for loan losses associated with the August 1st acquisition of IEB, to $6.3 million at September 30, 1996 compared to $4.1 million at March 31, 1996. A comparison of the provision for loan losses for the six months ended September 30, 1996 shows an increase of $808,000 to $920,000 for the six months ended September 30, 1996 from $112,000 for the comparable period in 1995. This increase is primarily due to the $66.2 million growth in loans receivable for the 1996 six month period (excluding the acquisition of IEB's $90.5 million loan portfolio) as compared to the $11.6 million growth in loans receivable for the same period in 1995. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks' to provide additions to the allowance based upon judgements different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (dollars in thousands):

                                      September 30,    March 31,
                                          1996           1996
                                      -----------     ----------
Loans [ including loans held for sale]:
    Gross principal                   $  637,820     $  456,466
    Less loans in process                 51,171         35,244
    Less deferred fees and discounts       2,454          1,876
    Less allowance for loan losses         6,270          4,051
                                        ---------       --------
         Total net loans at end
          of period                   $  571,925     $  415,295
                                      ===========     ==========
Allowance for loan losses as a
 percentage of gross principal
 of loans outstanding                       0.98%          0.89%

                             Quarter ended            Six months ended
                              September 30,              September 30,
                         1996           1995         1996            1995
                         -----          ----         ----            -----
Change in allowance
 for loan losses:
    Balance at beginning
     of the period   $   4,434       $  3,586      $  4,051        $ 3,549

    Acquisition of IEB   1,416              0         1,416              0
    Provision for loan
     losses                407             75           920            112
    Recoveries              32              0            32              0
    Charge-offs            (19)             0          (149)             0
                      --------         -------       ------          ------
    Balance at end of
     the period      $   6,270      $   3,661     $   6,270        $ 3,661
                     =========      =========     ==========       ========
Net charge-offs as a
 percentage of average
 net book value of loans
 outstanding for
 the period.              0.00%         0.00%          0.03%          0.00%

Other Operating Income. Other operating income increased from $472,000 for the quarter ended September 30, 1995 to $594,000 for the quarter ended September 30, 1996. The increase was primarily due to a $266,000 increase in other fees and service charges due largely from IEB operations earning higher fees as a commercial bank. The increase in fee income was offset by $212,000 of net losses on securities sold in the quarter ended September 30, 1996. Other operating income for the six months ended September 30, 1996 increased a moderate $35,000 from the comparable period in 1995. The $333,000 increase in fee income during the six month period ended September, 1996 was due largely from IEB operations and was offset by $282,000 decrease in net gains on the sale of loans and securities.

Other Operating Expenses. Other operating expenses increased $4.5 million from $2.4 million for the quarter ended September 30, 1995, to $6.9 million for the quarter ended September 30, 1996. The increase in non-interest operating expense for the quarter ended September 1996, was primarily due to the $2.4 million SAIF assessment and $1.1 million of IEB operating expenses for two months. The increase also reflects growth of the Company including increased personnel costs and increases in legal accounting and insurance costs relating to operating as a public company. These increases were somewhat offset by a $62,000 increase in capitalized loan origination costs reflecting a $19.0 million increase in loan origination volume compared to the quarter ended September 30, 1995. Other operating expenses for the six months ended September 30, 1996 increased $4.7 million from the comparable period in 1995. The majority of the increase was related to the SAIF assessment, acquisition of IEB and Company growth as discussed above. This increase was offset by a $225,000 increase in capitalized loan origination costs reflecting a $48.3 million increase in loan origination volume compared to the same period in 1995.

Income Taxes. Income tax expense was $164,000 for the quarter ended September 30, 1996, compared to $442,000 for the quarter ended September 30, 1995. The decreased provision for income taxes reflects the lower level of income combined with an increase in the percentage relationship of tax exempt income to total income in the September 1996 quarter. The Company's effective tax rates for the quarters ended September 30, 1996 and 1995 was 16.96% and 27.71%, respectively. Income tax expense for the six months ended September 30, 1996 increased $237,000 from the comparable period in 1995. The Company's effective tax rate decreased to 24.69% for the six months ended September 30, 1996 from 26.69% for the comparable period in 1995. The expected increase in income taxes due to the $1.2 million increase in before tax income was reduced due to the greater percentage of tax exempt income to total income during the 1996 six month period as compared to 1995.

Asset Quality

The following tables are provided to disclose additional details on asset quality (dollars in thousands).

                                          At                   At
                                      September 30,          March 31,
                                          1996                 1996
                                      -------------          ----------
Non-performing assets at
 end of the period:
    Non-performing loans:
     Delinquent loans on
      non-accrual status             $      813           $      526
     Delinquent loans on
      accrual status                        491                   12
                                           ----                 ----
      Total non-performing
      loans                                 862                  538
REO                                         730                  712
                                           ----                 ----
     Total non-performing assets
      at end of the period           $    1,592           $    1,250
                                     ==========           ==========
Non-performing loans as a
 percentage of total net loans
 at end of the period                      0.15%                0.13%

Ratio of allowance for loan
 losses to non-performing loans
  at end of the period                   727.38%              752.97%

Non-performing assets as a percentage
 of total assets at end of the period.     0.17%                0.17%

Troubled debt restructuring [TDR's]
    at end of the period              $     423           $      156
                                           ----                 ----
Troubled debt restructuring as a
 percentage of:
   total gross principal of loans
    outstanding at end of the period       0.07%                0.03%
   total assets at end of the period       0.04%                0.02%

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, FHLB advances, proceeds from loan principal and interest payments and sales of loans, the maturity of and interest income on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Company is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, IEB and FSBW. During the six months ended September 30, 1996, the subsidiary Banks closed or purchased loans in the amounts of $173.2 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the six months ended September 30, 1996, principal repayments on loans totaled $88.9 million and the Banks proceeds from the sale of mortgage loans totaled
$17.4 million. FHLB advances increased $39.7 million for the same period and net deposit growth was $16.9 million excluding $134.6 million of deposits acquired with IEB.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At September 30, 1996, the Banks had undisbursed loans in process totaling $57.2 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. In addition, FSBW maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 40% of FSBW's total assets, which as of September 30, 1996, could give a total credit line of $303.2 million. Advances under this credit facility totaled $219.1 million, or 28.91% of FSBW's assets at September 30, 1996.

PAGE

At September 30, 1996, savings certificates amounted to $315.2 million, or 60.0%, of the Banks' total deposits, including $206.7 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (I) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 1996, the Company's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; total capital of at least 10.00% of risk-weighted assets; and Tier 1 (or core) capital of at least 6.00% of risk-weighted assets.

The Company, as a bank holding company is regulated by the Federal Reserve Board (FRB). The FRB has established capital requirements that generally parallel the capital requirements of the FDIC for the Banks that are applied to bank holding companies with $150 million or more in total consolidated assets. The Company's total regulatory capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.

The following table reflects the Company's applicable regulatory requirements and the actual level of regulatory capital at September 30, 1996.


                              Required                   Actual
                     ----------------------       -------------------------
                     Percent          Amount      Percent            Amount
                     -------          ------      -------            -------
                                    (dollars in thousands)
Risk-based capital ratios
Tier 1                4.00%           $ 20,838     26.27           $1136,837


Total                 8.00              41,676     27.47           $ 143,107

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Stockholders

The Annual meeting of stockholders of the Company (Meeting) was held on July 26, 1996. The results of the votes on the matters presented at the Meeting is as follows:

        1. The following individuals were elected as directors, each for a three-year term:

                                                Vote For    Vote Withheld
                                               ---------    --------------
             Dean W. Mitchell                  9,703,717       82,988
             R.R. "Pete" Reid                  9,696,082       90,623

The terms of Directors David Casper, Morris Ganguet, Marvin Sundquist, Gary L. Sirmon, Wilber Pribilsky and Robert D. Adams continued.

        2. The First Savings Bank of Washington Bancorp, Inc. 1996 Stock Option Plan was approved by stockholders by the following vote:

            FOR - 6,667,093; AGAINST - 911,319; ABSTAIN - 169,967; Brokers
            non-votes totaled 2,038,326.

        3. The First Savings Bank of Washington Bancorp, Inc. 1996 Management Recognition and Development Plan was approved by stockholders by the following vote:

            FOR - 6,571,035; AGAINST - 988,926; ABSTAIN - 218,894; Brokers
            non-votes totaled 2,007,850.
PAGE

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

   Exhibit 27 - Financial data schedule - see page  20

   Reports on Form 8-k filed during the quarter ended September 30, 1996 are as follows:

    Date Filed                Purpose
    ---------------           --------
    August 16, 1996           Announcing the completed acquisition of Inland
                              Empire Bank by First Savings Bank of Washington,
                              Bancorp. Inc. on August 1, 1996.

    October 15, 1996          Submissal of additional required financial
                              information on acquisition of Inland Empire
                              Bank by First Savings Bank of Washington,
                              Bancorp, Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       First Savings Bank of Washington
                                       Bancorp, Inc.




November 14, 1996                      /s/ Gary L. Sirmon
                                       -----------------------------
                                       Gary L. Sirmon
                                       President and Chief Executive Officer






November 14, 1996                      /s/ D. Allan Roth
                                       ------------------------------
                                       D. Allan Roth
                                       Secretary and Treasurer