Form 10-Q
period 1996-12-31
FIRST SAVINGS BANK OF WASHINGTON BANCORP INC
filed 1997-02-11
CIK 946673

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:                               As of December 31, 1996
----------------                              -----------------------
Common stock, $.01 par value                   10,569,082 shares *

* Includes 783,416 shares held by employee stock ownership plan that have not been released, committed to be released, or allocated to participant accounts; and 403,982 unvested shares held in trust for management recognition and development plan.

      FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                            Table of Contents
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Savings Bank of Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition
as of December 31, 1996 and March 31, 1996 . . . . . . . . . . . . . . .   1

Consolidated Statements of Income
for the Quarter and Nine months ended December 31, 1996 and 1995 . . . .   2

Consolidated Statements of Changes in Stockholders' Equity
for the Nine months ended December 31, 1996 and 1995 . . . . . . . . . .   3

Consolidated Statements of Cash Flows
for the Nine months ended December 31, 1996 and 1995 . . . . . . . . . .   4

Selected Notes to Consolidated Financial Statements  . . . . . . . . . .   6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Recent Developments and Significant Events . . . . . . . . . . . . . . .  10

Comparison of Financial Condition at December 31 and March 31, 1996. . .  10

Comparison of Operating Results for the Quarter and Nine months ended
December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .  11

Asset Quality. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . .  16

Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART II - OTHER INFORMATION

Item 1.Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 2.Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  18

Item 3.Defaults upon Senior Securities . . . . . . . . . . . . . . . . .  18

Item 4.Submission of Matters to a Vote of Stockholders . . . . . . . . .  18

Item 5.Other Information . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 6.Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

EXHIBIT 27- FINANCIAL DATA SCHEDULE  . . . . . . . . . . . . . . . . . .  20

        FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (in thousands except for shares)
                  December 31, 1996 and March 31, 1996

                                                       (Unaudited)
     ASSETS                                             December 31  March 31
                                                          1996         1996
                                                        --------     --------
CASH AND DUE FROM BANKS                                 $ 32,448     $  9,026
SECURITIES AVAILABLE FOR SALE, cost $293,824
 and $290,515                                            294,721      291,687
SECURITIES HELD TO MATURITY, fair value $1,281
 and $2,059                                                1,281        2,059
LOANS RECEIVABLE HELD FOR SALE, fair value $2,932
 and $1,558                                                2,932        1,558
LOANS RECEIVABLE, net of the allowance for losses
 of $6,496 and $4,051                                    598,579      413,737
ACCRUED INTEREST RECEIVABLE                                6,565        4,627
REAL ESTATE HELD FOR SALE, net                               832          712
FEDERAL HOME LOAN BANK STOCK                              12,205        9,030
PROPERTY AND EQUIPMENT, net                                9,683        6,582
COSTS IN EXCESS OF NET ASSETS ACQUIRED                    12,013           --
DEFERRED INCOME TAX ASSET                                  1,369          240
OTHER ASSETS                                               4,447        3,918
                                                        --------     --------
                                                        $977,075     $743,176
                                                        ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Interest bearing                                     $492,942     $367,248
   Non-interest bearing                                   39,530        6,816
                                                        --------     --------
                                                         532,472      374,064

ADVANCES FROM FEDERAL HOME LOAN BANK                     220,212      179,419
OTHER BORROWINGS                                          60,800       19,652
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE              2,498        3,563
ACCRUED EXPENSES AND OTHER LIABILITIES                     8,613        8,319
DEFERRED COMPENSATION                                      3,195        1,618
FEDERAL INCOME TAXES PAYABLE                               1,419        2,399
                                                        --------     --------
                                                         829,209      589,034
STOCKHOLDERS'  EQUITY:
  Preferred stock - $0.01 par value, 500,000 shares
   authorized, no shares issued                               --           --
  Common stock - $0.01 par value, 25,000,000 shares
   authorized, 10,910,625 shares issued; 10,569,082
   shares and 10,910,625 shares outstanding & unrestricted
   at December 31, 1996 and March 31, 1996 respectively      109          109
  Additional paid - in capital                           107,765      107,370
  Retained earnings                                       60,214       55,343
  Unrealized gain (loss) on securities available for sale    588          774
  Treasury stock: 341,543 shares at December 31, 1996 and
   none at March 31, 1996                                 (5,969)          --
  Unearned shares of common stock issued to employee
   stock ownership plan trust 783,416 and 833,127
   shares outstanding but restricted at December 31,
   1996 and March 31,1996, respectively                   (7,834)      (8,331)
  Shares held in trust for deferred compensation plans    (7,007)      (1,123)
                                                        --------     --------
                                                         147,866      154,142
                                                        --------     --------
                                                        $977,075     $743,176
                                                        ========     ========

       FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited) (in thousands except per share amounts)

                                         Quarter            Nine months
                                      Ended December 31   Ended December 31
                                       1996     1995       1996     1995
                                      -------  -------    -------  --------
INTEREST INCOME:
Loans receivable                     $ 12,843  $ 6,907   $ 33,091  $ 19,687
Mortgage-backed obligations             3,095    1,551      9,426     4,540
Securities and deposits                 2,326    2,275      6,180     4,986
                                      -------  -------    -------  --------
                                       18,264   10,733     48,697    29,213
INTEREST EXPENSE:
Deposits                                5,825    5,196     15,886    14,324
Federal Home Loan Bank advances         3,415      313      9,222     2,244
Other borrowings                          551      113      1,256       330
                                      -------  -------    -------  --------
                                        9,791    5,622     26,364    16,898
Net interest income before provision
  for loan losses                       8,473    5,111     22,333    12,315

PROVISION FOR LOAN LOSSES                 231      156      1,151       268
                                      -------  -------    -------  --------
Net interest income                     8,242    4,955     21,182    12,047

OTHER OPERATING INCOME:
Loan servicing fees                       215      190        599       610
Other fees and service charges            510      109      1,055       321
Gain on sale of loans                     244      153        518       501
Gain (loss) on sale of securities         208     (264)        --      (230)
Miscellaneous                              22      (18)        76       (18)
                                      -------  -------    -------  --------
Total other operating income            1,199      170      2,248     1,184

OTHER OPERATING EXPENSES:
Salary and employee benefits            3,123    1,519      7,816     4,531
Less capitalized loan origination costs  (339)    (347)    (1,131)     (914)
Occupancy                                 447      223      1,056       719
Outside computer services                 249      178        669       533
Real estate operations                    (14)     (11)        (2)      (91)
Advertising                               154       99        351       255
Deposit insurance                          63      209      2,882       623
Miscellaneous                           1,208      607      2,995     1,888
                                      -------  -------    -------  --------
Total other operating expenses          4,891    2,477     14,636     7,544
                                      -------  -------    -------  --------
Income before income taxes              4,550    2,648      8,794     5,687

INCOME TAXES                            1,444      830      2,492     1,641
                                      -------  -------    -------  --------
NET INCOME                            $ 3,106  $ 1,818    $ 6,302  $  4,046
                                      =======  =======    =======  ========
Net income per common share:
          Primary                     $   .32  $   N/A    $   .65  $    N/A
          Fully diluted               $   .32  $   N/A    $   .64  $    N/A
Weighted average shares outstanding:
         Primary                        9,642      N/A      9,761       N/A
         Fully diluted                  9,670      N/A      9,774       N/A
Cumulative dividends declared per
  common share:                       $   .05  $   N/A    $   .15  $    N/A

PAGE

    FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.  AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (Unaudited)  (in thousands except for shares)
         For the Nine months ended December 31, 1996, and 1995

                                                               Unrealized                                         Shares held
                                                               gain on                                            in Trust
                            Common Stock    Additional         securities Unearned ESOP shares Treasury stock     for deferred
                          Number of  At par paid-in   Retained available  Number of  Carrying  Number of Carrying compens-   Total
                            Shares   Value  capital   earnings for sale   Shares     Value     Shares    Value     ation    Equity
                            ------  ------  -------   -------- --------   ------     ------    ------    ------   --------  -------
BALANCE, April 1, 1995          --  $   --  $    --   $ 50,099  $   152       --     $   --        --    $   --    $    --  $50,251
 Net income                                              4,046                                                                4,046
 Change in unrealized gain on
  securities available for sale,
  net of federal income taxes                                       676                                                         676

 Proceeds from sale of stock
  in initial offering:
   Proceeds                            100   98,533                                                                          98,633
   Shares               10,037,775
 Proceeds from sale of
  stock to ESOP:
   Proceeds                              9    8,719                                  (8,728)                                     --
   Shares                  872,850                                      (872,850)
 Cash dividends on common stock
  (.05/share cumulative)                                  (504)                                                                (504)

 Release of earned ESOP shares                   80                       27,143        271                                     351
                            ------  ------  -------   --------  -------   ------     ------    ------    ------   --------- -------
BALANCE, December 31,
 1995                   10,910,625   $ 109 $107,332    $53,641  $   828 (845,707)   $(8,457)       --    $   --    $    -- $153,453

BALANCE, April 1, 1996  10,910,625   $ 109 $107,370    $55,343  $   774 (833,127)   $(8,331)       --    $   --    $(1,123)$154,142
 Net income                                              6,302                                                                6,302
 Change in unrealized gain on
  securities available for sale,
  net of federal income taxes                                      (186)                                                       (186)

 Cash dividends on stock
  ($.15/share cumulative)                               (1,431)                                                              (1,431)

 Purchase of treasury stock                                                                  (745,525)  (11,921)            (11,921)
 Reissuance of treasury stock for deferred
   compensation plan                             57                                           404,282     5,956     (6,014)      --

 Release of earned ESOP shares                  338                       49,711        497                                     835
 Forfeiture or change in number and/or
  carrying amount of shares held in trust
  for deferred compensation plans                                                                (300)       (5)      (130)    (125)
                            ------  ------  -------   --------  -------   ------     ------    ------    ------   --------- -------
BALANCE, December 31,
 1996                   10,910,625  $  109 $107,765   $ 60,214  $   588 (783,416)   $(7,834) (341,543)  $(5,969)   $(7,007)$147,866

       FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) (in thousands)
           For the Nine months ended December 31, 1996 and 1995

                                                             1996      1995
OPERATING ACTIVITIES                                       --------  --------
Net income                                                 $  6,302  $  4,046
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Deferred taxes                                              (950)       --
   Depreciation                                                 529       335
   Loss (gain) on sale of securities                             --       230
   Amortization of costs in excess of net assets acquired       370        --
   Amortization of MRDP liability                               601        --
   Loss (gain) on sale of loans                                (518)     (501)
   Loss (gain) on sale of real estate owned                      57        --
   Net changes in deferred loan fees, premiums and discounts    677       (72)
   Amortization of purchased mortgage servicing rights           50        --
   Net amortization of premiums and discounts on investments   (568)       50
   Provision for loan and real estate owned losses            1,151       378
   FHLB stock dividend                                         (647)     (193)
   Cash provided (used) in operating assets and liabilities:
     Loans held for sale                                        674        18
     Accrued interest receivable                                 50      (272)
     Other assets                                               (33)   (1,540)
     Deferred compensation                                      175       698
     Accrued expenses and other liabilities                  (1,245)      295
     Federal income taxes payable                            (1,088)      148
                                                           --------  --------
Net cash provided by operating activities                     5,587     3,620

INVESTING ACTIVITIES:
Purchase of securities available for sale                  (434,401) (307,420)
Principal payments and maturities of securities
 available for sale                                         477,326   230,400
Sales of securities available for sale                          766    18,807
Purchase of securities held to maturity                          --    (2,215)
Principal payments and maturities of securities held
 to maturity                                                    794     4,006
Purchase of FHLB stock                                       (2,528)       --
Loans closed and purchase of loans and participating
 interest in loans                                         (276,516) (159,512)
Sale of loans and participating interest in loans            28,686    38,524
Principal repayments on loans                               149,554    82,872
Purchase of property & equipment                               (398)   (1,204)
Proceeds from sale of property and equipment                      5        --
Additional investment in real estate owned (REO)                 --       (91)
Basis of REO acquired in settlement of loans
   and disposed of during the period, net of gain               369       483
Funds transferred to deferred compensation trust                (55)       --
Acquisition of IEB, net of cash acquired                    (17,289)       --
                                                           --------  --------
     Net cash used by investing activities                  (73,687)  (95,350)


                     ( Continued on next page)

       FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)  (in thousands)
         For the Nine months ended December 31, 1996 and 1995
                      (Continued from prior page)


                                                             1996      1995
FINANCING ACTIVITIES                                       --------  --------
Proceeds from issuance of common stock                     $     --  $107,361
Funding provided to ESOP for purchase of common stock            --    (8,728)
Increase (decrease) in deposits                              23,798     7,748
Proceeds from FHLB advances                                 415,652   278,814
Repayment of FHLB advances                                 (374,859) (286,957)
Proceeds form reverse repurchase borrowings                  42,444        --
Repayments of reverse repurchase borrowings                    (133)       --
Decrease in other borrowings                                 (1,783)     (160)
Decrease in borrowers' advances for taxes and insurance      (1,065)    (1092)
Compensation expense recognized for shares released
 for allocation to participants of the ESOP:
  Original basis of shares                                      497       271
  Excess of fair value of released  shares over basis           338        80
Cash dividend paid                                           (1,446)       --
Purchase of treasury stock                                  (11,921)       --
                                                           --------  --------
 Net cash provided by financing activities                   91,522    97,337
                                                           --------  --------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS           23,422     5,607

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                  9,026     5,497
                                                           --------  --------
CASH AND DUE FROM BANKS, END OF PERIOD                     $ 32,448  $ 11,104
                                                           ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                          $ 25,975  $ 16,974
    Taxes paid                                             $  4,234  $  2,114
    Non-cash transactions:
      Securities transferred from held to maturity to
       available for sale                                  $     --  $  1,426
      Loans, net of discounts, specific loss allowances
       and unearned income transferred to real estate owned $   546  $     --
      Net change in accrued dividends payable              $     15  $    504
      Net change in unrealized gain (loss) in deferred
       compensation trust and related liability            $    440  $     --
      Treasury stock reissued to MRDP                      $  6,014  $     --
      Treasury stock forfeited by MRDP                     $      5  $     --

         FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1996 and March 31, 1996

Note 1:    Basis of Presentation
              The unaudited consolidated financial statements of First Savings Bank of Washington Bancorp, Inc. (the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include the Company's wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank (IEB). The balance sheet data at March 31, 1996, is derived from the Company's audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584) of the Company. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

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

Note 2:    Securities, Investments; Securities and Deposits Interest Income

The following table sets forth the Company's securities, investments and interest bearing deposit portfolio at the dates indicated
 (at carrying value) (in thousands):
                                       December 31,   March 31,
                                         1996           1996
                                       --------       --------
Interest bearing deposits included
   in cash and due from bank           $ 15,326       $  7,990

Mortgage-backed obligations             177,426        177,185
Other securities-taxable                 80,145         84,080
Other securities-tax exempt              34,647         29,365
Other stocks with dividends               3,784          3,116
                                       --------       --------
   Total Securities                    $296,002       $293,746
                                       --------       --------
Federal Home Loan Bank Stock             12,205          9,030

                                       $323,533       $310,766
                                       ========       ========

The following table sets forth income from securities and deposits for the periods indicated (in thousands):
                                      Quarter ended       Nine months ended
                                      December 31         December 31
                                       1996     1995       1996     1995
                                      ------   ------     ------   ------
Mortgage-backed obligations          $ 3,095  $ 1,551    $ 9,426  $ 4,540

Taxable interest                     $ 1,513  $ 1,700    $ 3,873  $ 3,277
Tax-exempt interest                      530      463      1,514    1,388
Other stock-dividends                     47       42        146      128
Federal Home Loan Bank stock-dividends   236       70        647      193
                                      ------   ------     ------   ------
                                     $ 2,326  $ 2,275    $ 6,180  $ 4,986
                                      ------   ------     ------   ------
                                     $ 5,421  $ 3,826    $15,606  $ 9,526
                                      ======   ======     ======   ======
PAGE

Note 3:   Recent Developments and Significant Events  Since March 31, 1996

During the nine months ended December 31, 1996 the US Congress passed legislation requiring that all financial institutions with deposits insured by the Savings Association Insurance Fund (SAIF) pay a special assessment to recapitalize the SAIF. This assessment resulted in the Company's SAIF insured subsidiary, First Savings Bank of Washington (FSBW), recording a $2.4 million expense representing FSBW's share of an industry-wide special assessment to recapitalize the SAIF, which is administered by the Federal Deposit Insurance Corporation (FDIC). The assessment was calculated at .657% of insured deposits as of March 31, 1995. The special assessment, charged to every depository institution in the country with deposits insured by SAIF, was contained in the US Congressional omnibus appropriations package passed on September 30, 1996. The legislation empowers the FDIC to lower the insurance premium from $.23 per $100 of deposits to $.065 per $100 of deposits beginning January 1997. The $2.4 million assessment ($1.6 million after tax) was recorded as part of the Company's non-interest expense in the quarter ended September 30, 1996. Excluding the special assessment, the Company's net income for the nine months ended December, 1996 would have been approximately $7.9 million, or $.81 per share compared with net income of $4.0 million for the comparable period in fiscal 1996. Management estimates that this special assessment expense will be offset during the next three to four years through anticipated lower depository insurance costs.

At the Company's annual stockholders meeting held on July 26, 1996, the shareholders approved adoption of the Management Recognition and Development Plan (MRDP) and Stock Option Plan (SOP). Under the MRDP the Company is authorized to grant up to 436,425 shares of restricted stock to directors, officers and employees of the Bank. The initial grant of 404,282 shares with a total cost of $6.0 million vests over a five year period starting from the July 26, 1996, MRDP approval date. The consolidated statements of income for the quarter and nine months ended December 31, 1996, reflect an accrual of $321,000 and $641,000 respectively of compensation expense for the MRDP including $20,000 and $40,000, respectively, of expense for dividends on the allocated, restricted stock. Under the SOP the Company has reserved an aggregate of 1,091,063 shares for issuance pursuant to the exercise of stock options which may be granted to employees and directors. The exercise price of the stock options are set at 100% of the fair market value of the stock price at date of grant. As of December 31, 1996, approximately 903,000 stock options with a weighted average exercise price of $15.017 per share have been granted. Such options will vest over a five year period ending in fiscal 2002 and any unexercised options will expire after ten years.

The Company completed the acquisition of Inland Empire Bank (IEB) of Hermiston, Oregon effective August 1, 1996. The Company paid the former shareholders of IEB $60.8951 per share, in cash, for a total acquisition price of $32.8 million. IEB has five full service branches, a remote drive-up facility and two loan production offices located in northeast Oregon. The acquisition of IEB was treated as a purchase for accounting purposes. Accordingly, under generally accepted accounting principles, the assets and liabilities of IEB have been recorded on the books of the Company at their respective fair market values at the effective date the acquisition was consummated. Goodwill, the excess of the purchase price (cost) over the net fair value of the assets and liabilities, was recorded at $12.4 million. Amortization of goodwill over a 14 year period will result in a charge to earnings of approximately $884,000 per year. Because of the amount of assets of IEB acquired by the Company, the financial results for December 31, 1996, are not generally comparable to those of a year ago. The combined organization at December 31, 1996, is significantly larger than it was a year ago.

The accompanying financial statements include the operations of the two institutions from August 1, 1996, to December 31, 1996. The following pro forma information presents the results of operations for the quarter and nine months ended December 31, 1996 and 1995, as though the acquisition had occurred on April 1, 1995. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies. The unaudited pro forma results of operations were as follows.

(in thousands except per share amounts)   (Unaudited)        (Unaudited)
                                          (pro forma)        (pro forma)
                                          Quarter ended      Nine months ended
                                          December 31,       December 31,
                                           1996    1995       1996    1995
                                          ------  ------     ------  ------
   Net interest income                   $ 8,473 $ 7,020    $25,140 $18,207
   Net income                              3,120   2,286      6,879   5,302
   Net income per share                  $   .32     N/A    $   .70     N/A

A summarized, unaudited, balance sheet of IEB as of August 1, 1996, date of acquisition, reflecting the allocation of the total purchase price and closing costs of $32.8 million to IEB's assets and liabilities follows:
                                                  (Unaudited)
                                                  (in thousands)
                                                  August 1, 1996
                                                    --------
   Cash and due from banks                          $ 15,543
    Securities available for sale                     46,068
    Loans receivable net of allowance
       for losses of $1,416                           90,470
    Property and equipment, net                        3,238*
    Costs in excess of net assets acquired            12,383
    Deferred tax asset                                   179*
    Other assets                                       2,514
                                                    --------
                        Total Assets                $170,395
                                                    ========

    Deposits ($30,804-non-interest bearing)         $134,610
    Other borrowing                                      620
    Federal income tax payable                            51
    Other liabilities                                  2,516
                                                    --------
                         Total Liabilities          $137,797
                                                    --------
    Common stock and paid in capital                  32,832
    Unrealized loss on securities available
       for sale net of taxes                            (234)
                                                    --------
                        Total Equity                  32,598
                                                    --------
    Total Liabilities and Equity                    $170,395
                                                    ========
* - Includes an allocation of $850,000 to property for fair market value in excess of book value on August 1, 1996 and a reduction in the deferred tax asset for the related liability for deferred taxes of $326,000 on the $850,000 allocation.

Note 4: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS) and Outstanding Shares at the End of Period.

Earnings per share information is not meaningful for any periods prior to December 31,1995, inclusive, since the Company's stock was issued on October 31, 1995. Earnings per share are not presented for periods prior to conversion to stock form as FSBW was a wholly-owned subsidiary of a mutual holding company.

                                              Calculation of
                                      Weighted Average Shares Outstanding
                                            for Earnings Per Share
                                              (in thousands)
                                      Quarter ended       Nine months ended
                                      December 31         December 31
                                       1996     1995       1996     1995
                                      ------   ------     ------   ------
Total shares issued                   10,911      N/A     10,911      N/A
   Less treasury stock                  (111)               (166)
   Less unallocated shares
     held by the ESOP                   (810)               (820)
   Less unvested shares
     held by the MRDP                   (404)               (234)
                                      ------              ------
                                       9,586               9,691
   Adjust MRDP shares for incremental
     shares considered outstanding
     for Primary EPS calculations         56                  70
                                      ------              ------
Primary weighted average shares
  outstanding                          9,642      N/A      9,761      N/A
                                      ------   ------     ------   ------
   Adjust MRDP shares for incremental
    shares considered outstanding
    for fully diluted EPS calculations    28      N/A         13      N/A
Fully diluted weighted average        ------   ------     ------   ------
   shares outstanding                  9,670      N/A      9,774      N/A
                                      ======   ======     ======   ======


                                            Calculation of
                                          Outstanding Shares
                                            (in thousands)
                                          At           At
                                       December 31    March 31
                                          1996         1996
                                         ------       ------
Total shares issued                      10,911       10,911
   Less treasury stock                     (342)          --
                                         ------       ------
Outstanding shares                       10,569       10,911
                                         ======       ======

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Savings Bank of Washington Bancorp, Inc. (the Company), a Delaware corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank (IEB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the FDIC under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 16 branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income significantly increased for both the most recent quarter and nine months ended December 31, 1996, when compared to the same the periods for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. As further explained below, net income for the quarter and nine months also increased reflecting the rise in net interest income and a substantial increase in other operating income which was somewhat offset by increases in operating expenses and provision for income taxes. Operating results and in, particular, non-interest operating expenses for the nine months ended December 31, 1996, were significantly affected by the special assessment to recapitalize SAIF. Operating results for the most recent quarter and nine month periods were also significantly affected by the acquisition of IEB.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Recent Developments and Significant Events

On November 19, 1996, the Company completed its stock repurchase program initiated in April 1996 which authorized the repurchase of 545,525 shares of its outstanding common stock. On November 20, 1996, the Company's Board of Directors approved continuance of the stock repurchase program authorizing the purchase of up to 10% of total shares outstanding over the next 12 months. As of December 31, 1996, the company has repurchased a total of 745,525 shares at an average price of $15.990 per share. The Company has set aside 436,425 shares for its Management Recognition and Development Plan (MRDP) of which 403,982 shares were allocated as of December 31, 1996 (see Note 3 to financial statements) The remaining 32,443 unallocated shares are held as treasury stock designated for the MRDP.

During the nine months ended December 31, 1996 the US Congress passed legislation requiring that all financial institutions with deposits insured by the Savings Association Insurance Fund (SAIF) pay a special assessment to recapitalize the SAIF. This assessment resulted in the Company's SAIF insured subsidiary, First Savings Bank of Washington recording a $2.4 million ($1.6 million after tax) non-interest expense (see Note 3 to financial statements).

The Company completed the acquisition of Inland Empire Bank (IEB) of Hermiston, Oregon effective August 1, 1996. (see Note 3 to financial statements).


Comparison of Financial Condition at December 31 and March 31, 1996

Total assets increased $233.9 million, or 31.5%, from $743.2 million at March 31, 1996, to $977.1 million at December 31, 1996. The majority of the growth, $157.6 million, was from the August, 1996 acquisition of IEB. The balance of the increase generally reflected growth in net loans receivable and was funded primarily with advances from the FHLB and other borrowings. This growth represented a continuation of management's plans to leverage the Company's strong capital position.

Loans receivable grew $186.2 million, or 44.8%, from $415.3 million at March 31,1996, to $601.5 million at December 31, 1996. The acquisition of IEB contributed $90.5 million of the increase and the remaining increase in loans of $95.7 million was funded primarily by a net increase of $81.9 million, or 41.2%, in FHLB advances and other borrowings under repurchase agreements from $199.1 million at March 31, 1996, to $281.0 million on December 31, 1996.

Securities available for sale and held to maturity increased $2.3 million to $296.0 million at December 31, 1996 from $293.7 million at March 31,1996. Federal Home Loan Bank Stock increased $3.2 million as the Company was required to purchase more stock as a result of its increased use of FHLB advances.

Deposits grew $158.4 million or 42.3%, from $374.1 million at March 31, 1996, to $532.5 million at December 31, 1996. The acquisition of IEB contributed $134.6 million of the increase.

Comparison of Operating Results for the Quarter and Nine months Ended December 31, 1996 and 1995

General.   Net income for the third quarter of fiscal 1997 was $3.1 million, an increase of $1.3 million from the comparable quarter ended December, 1995. Net income for the first nine months of fiscal 1997 was $6.3 million, or $.65 per share, compared to net income of $4.0 million recorded in the comparable period of fiscal 1996. Net income for the nine months ended December 31, 1996 was significantly affected by recording the $2.4 million ($1.6 million after tax) non-interest expense representing the Company's share of an industry-wide special assessment in the second quarter to recapitalize SAIF. The special assessment, charged to every depository institution in the country with deposits insured by SAIF, was contained in the US Congressional omnibus appropriations package passed in September, 1996. The legislation empowered the FDIC to lower the insurance premium from $.23 per $100 of deposits to $.065 per $100 of deposits beginning January, 1997. The Company's net income, without the special assessment, would have been approximately $7.9 million for the nine months of fiscal 1997. In addition, the nine months ended December 31, 1996 included five months of combined operations with Inland Empire Bank which the Company acquired on August 1, 1996. The acquisition significantly affected the Company's operating results for both the quarter and the nine months ended December 31, 1996.

Excluding the special assessment, the Company's improved operating results reflect the significant growth of assets, liabilities and stockholders' equity. Compared to year ago levels, total assets increased 64% to $977.1 million at December 31, 1996, total loans rose 78% to $601.5 million and total deposits climbed 45% to $532.5 million. Assets were 32% higher than at March 31, 1996, total loans rose 45%, and deposits grew 42% in the first three quarters of fiscal 1997. The substantial increase in these balances resulted from the deployment and leveraging of the $98.6 million in net proceeds raised in the Company's conversion from mutual to stock ownership on October 31, 1995 and the second quarter acquisition of IEB.

The Company's return on average equity increased from 5.93% for the quarter ended December 31, 1995, to 8.41% for the quarter ended December 31, 1996. Return on equity for the nine months ended December 31, 1996, decreased to 5.67% as compared to 7.13% for the same period in December, 1995, which was expected due to the large increase in average equity resulting from the October 31, 1995, stock offering.

Interest Income. Interest income for the quarter ended December 31, 1996, was $18.2 million compared to $10.7 million for the quarter ended December 31, 1995, an increase of $7.5 million, or 70.2%. The increase in interest income was a result of a $349.5 million or 61.2% growth in average balances of interest earning assets combined with a 39 basis point increase in the average yield on those assets , which rose from 7.48% in the quarter ended December 31, 1995, to 7.87% in 1996. Average loans receivable for the third quarter of fiscal 1997 increased by $263.8 million, or 81.0% when compared to the same quarter in fiscal 1996. Interest income on loans increased by $5.9 million or 85.9%, compared to the same quarter a year earlier reflecting the impact of the increase in average loan balances and a 20 basis point increase in the yield on those balances primarily resulting from the inclusion of higher
yielding loans held by IEB.   Loans yielded 8.64% for the quarter ended
December 31, 1996, compared to 8.44% for the quarter ended December 31, 1995. The average balance of mortgage-backed obligations and investment securities for the third quarter fiscal 1997, increased by $85.6 million compared to the same quarter in fiscal 1996, and the yield on those balances increased 29 basis points primarily reflecting certain purchases of mortgage-backed obligations. Interest income on loans for the nine months ended December 31, 1996, increased $13.4 million or 68.09% from the comparable period in December, 1995. The increase reflects a $203.8 million increase in the average balance of loans receivable combined with a 14 basis point increase in their yield. The August 1996 acquisition of $90.5 million of loans held by IEB contributed a significant portion of the increase.

The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $85.7 million in the quarter ended December 31, 1996, and interest and dividend income from those investments rose by $1.6 million for the December,1996 quarter compared to 1995. The average yield on mortgage-backed securities rose from 6.52% for the quarter ended December,1995 to 6.83% in 1996. The average yield on investment securities and deposits decreased slightly from 5.97% for the quarter ended December ,1995 to 5.94% in 1996. Earnings on FHLB stock increased by $166,000 reflecting an increase of $7.9 million in the average balance of FHLB stock for the quarter ended December,1996 and a 77 basis point increase in the dividend yield on that stock.

Interest income on interest bearing securities and deposits and FHLB stock for the nine months ended December 31, 1996, increased $1.2 million from the comparable period in December 1995. The increase reflects a $28.9 million increase in the average balance of securities and deposits, and FHLB stock combined with a slight, 10 basis point, increase in yield.

Interest Expense. Interest expense for the quarter ended December 31, 1996, was $9.8 million compared to $5.6 million for the comparable period in 1995, an increase of $4.2 million, or 74.2%. The increase in interest expense was due to the $344.6 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended December 1996 was largely due to a $237.8 million increase in the average balance of FHLB advances and other borrowings combined with a $106.8 million growth in average deposits coming primarily from the acquisition of IEB. Average FHLB advances totaled $228.1 million during the quarter ended December 31, 1996, as compared to $22.1 million during the quarter ended December 31, 1995, resulting in a $3.1 million increase in related interest expense. The average rate paid on those advances increased from 5.64% for the quarter ended December, 1995 to 5.94% for the comparable period in 1996. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $31.7 million from $7.3 million for the quarter ended December 31, 1995, to $39.0 million for the same period in 1996, and the related interest expense increased $438,000, from $113,000 to $551,000 for the respective periods. The bulk of this growth in other borrowings reflects an increase in repurchase agreements with investment banking firms. Average deposit balances increased from $420.7 million for the quarter ended December 1995, to $527.5 million for the comparable period in 1996 while, at the same time, the average rate paid on deposit balances decreased 53 basis points. The sharp decline in the rate paid on deposits primarily reflects the acquisition of IEB's $32.1 million of non-interest bearing deposits. Deposit interest expense increased a modest $629,000 for the quarter ended December 31, 1996. A comparison of total interest expense for the nine months ended December 31, 1996, shows an increase of $9.5 million or 56.0% from the comparable period in December, 1995. The majority of this increase is due to the $185.0 million growth in the average balances of FHLB and other borrowings which are being used to leverage the Company's growth in interest earning assets.

The following tables provide additional comparative data on the Company's operating performance (in thousands):
                                          Quarter            Nine months
                                       ended December 31,  ended December 31,
Average Balances                             (*)                  (*)
                                         1996     1995       1996     1995
                                        ------   ------     ------   ------
Investment securities and deposits    $139,606 $146,990   $123,561 $101,723
Mortgage-backed obligations            179,871   94,663    182,350   91,451
Loans                                  589,472  325,668    517,430  313,610
FHLB stock                              11,720    3,858     10,835    3,795
                                        ------   ------     ------   ------
 Total average interest-earning asset  920,669  571,179    834,176  510,579

Non-interest earning assets             37,179   30,559     26,545   20,681
                                        ------   ------     ------   ------
 Total average assets                 $957,848 $601,738   $860,721 $531,260
                                       =======  =======    =======  =======
Deposits                              $527,485 $420,650   $457,680 $382,309
Advances from FHLB                     228,117   22,063    211,560   49,132
Other borrowings                        38,973    7,284     29,688    7,165
 Total average interest-bearing        -------  -------    -------  -------
  liabilities                          794,575  449,997    698,928  438,606

Non-interest-bearing liabilities        16,824   29,796     14,238   17,080
                                        ------   ------     ------   ------
 Total average liabilities             811,399  479,793    713,166  455,686

Equity                                 146,449  121,945    147,555   75,574
                                        ------   ------     ------   ------
 Total average liabilities and equity $957,848 $601,738   $860,721 $531,260

Interest Rate Yield/Expense [rates are annualized]
Interest Rate Yield:
   Investment securities and deposits     5.94%    5.97%      5.94%    6.27%
   Mortgage-backed obligations            6.83%    6.52%      6.86%    6.61%
   Loans                                  8.64%    8.44%      8.49%    8.35%
   FHLB stock                             7.99%    7.22%      7.93%    6.77%
Total interest rate yield on interest-  ------   ------     ------   ------
 earning assets                           7.87%    7.48%      7.75%    7.61%

Interest Rate Expense:
   Deposits                               4.38%    4.91%      4.61%    4.99%
   Advances from FHLB                     5.94%    5.64%      5.79%    6.08%
   Other borrowings                       5.61%    6.17%      5.62%    6.13%
Total interest rate expense on interest- -----    -----      -----    -----
 bearing liabilities                      4.89%    4.97%      5.01%    5.13%
                                         -----    -----      -----    -----
Interest spread                           2.98%    2.51%      2.74%    2.48%
                                         =====    =====      =====    =====
Net interest margin on interest-
 earning assets                           3.65%    3.56%      3.55%    3.21%

Additional Key Financial Ratios [ratios are annualized]

Return on average assets                  1.29%    1.20%      0.97%    1.01%
Return on average equity                  8.41%    5.93%      5.67%    7.13%
Average equity / average assets          15.29%   20.27%     17.14%   14.23%
Average interest-earning assets/
 interest-bearing liabilities           115.87%  126.93%    119.35%  116.41%
Non-interest [other operating] expenses/
 average assets                           2.03%    1.64%      2.26%    1.89%
Efficiency ratio [non-interest
 (other operating) expenses / revenues]  50.57%   46.90%     59.54%   55.89%

(*) Some calculations of average balances and related interest rates and financial ratios have been changed from those reported in December, 1995 to reflect reclassifications and changes in calculations necessary to be comparable to the current December, 1996 presentation.

Provision for Loan Losses. During the quarter ended December 31, 1996, the provision for loan losses was $231,000, compared to $156,000 for the quarter ended December 31, 1995, an increase of $75,000. The increase in the provision for estimated loan losses is primarily attributable to the overall increase in net loans receivable. Net loans increased $29.6 million, for the quarter ended December 31, 1996 versus $26.8 million for the comparable period in 1995. The allowance for loan losses, net of charge-offs (recoveries), increased by $2.4 million, to $6.5 million at December 31, 1996, compared to $4.1 million at March 31, 1996. A comparison of the provision for loan losses for the nine months ended December 31, 1996, shows an increase of $883,000 to $1.2 million for the nine months ended December 31, 1996, from $268,000 for the comparable period in 1995. This increase is primarily due to the $95.7 million growth in loans receivable for the 1996 nine month period (excluding the acquisition of IEB's $90.5 million loan portfolio) as compared to the $38.4 million growth in loans receivable for the same period in 1995. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks allowance for loan losses. Such agencies may require the Banks' to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (dollars in thousands):

                                             December 31,   March 31,
                                               1996           1996
                                              ------         ------
Loans [ including loans held for sale]:
    Gross principal                         $663,537       $456,466
    Less loans in process                     52,876         35,244
    Less deferred fees and discounts           2,654          1,876
    Less allowance for loan losses             6,496          4,051
                                              ------         ------
Total net loans at end of period            $601,511       $415,295
                                             =======        =======
Allowance for loan losses as a percentage of
 gross principal of loans outstanding           0.98%          0.89%

Loans serviced for others                   $213,000       $221,201
                                             =======        =======

                                       Quarter ended      Nine months ended
                                       December 31,       December 31,
                                        1996    1995       1996    1995
                                       ------  ------     ------  ------
Change in allowance for loan losses:
 Balance at beginning of the period    $6,270  $3,661     $4,051  $3,549
   Acquisition of IEB                      --      --      1,416      --
   Provision for loan losses              231     156      1,151     268
   Recoveries                              13       5         45       5
   Charge-offs                            (18)     --       (167)     --
                                       ------  ------     ------  ------
 Balance at end of the period          $6,496  $3,822     $6,496  $3,822
                                       ======  ======     ======  ======
Charge-offs as a percentage of average
 net book value of loans outstanding
 for the period.                         0.00%   0.00%      0.03%   0.00%
                                     14
PAGE

Other Operating Income. Other operating income increased from $170,000 for the quarter ended December 31, 1995, to $1.2 million for the quarter ended December 31, 1996. The increase was primarily due to a $401,000 increase in other fees and service charges due largely to IEB operations earning higher fees as a commercial bank although fee income also increased at FSBW reflecting deposit growth and pricing adjustments. In addition there was $563,000 increase in net gains on securities and loans sold in the quarter ended December 31, 1996, as compared to 1995. Other operating income for the nine months ended December 31, 1996, increased $1.1 million from the comparable period in 1995. The $734,000 increase in fee income during the nine month period ended September, 1996 was due largely from IEB operations and, when combined with the $247,000 increase in net gains on the sale of loans and securities, accounted for the majority of the increase.

Other Operating Expenses. Other operating expenses increased $2.4 million from $2.5 million for the quarter ended December 31, 1995, to $4.9 million for the quarter ended December 31, 1996. The increase in non-interest operating expense for the quarter ended December, 1996 was primarily due to the increase of $1.7 million of IEB operating expenses for a full quarter. The increase also reflects growth of the Company including increased personnel costs and increases in legal, accounting and insurance costs relating to operating as a public company. Other operating expenses for the nine months ended December 31, 1996, increased $7.1 million from the comparable period in 1995. The majority of the increase was related to the prior quarter's SAIF assessment of $2.4 million, the acquisition of IEB and Company growth as discussed above. This increase was offset by a $217,000 increase in capitalized loan origination costs reflecting a $46.6 million increase in loan origination volume compared to the same period in 1995.

Income Taxes. Income tax expense was $1.4 million for the quarter ended December 31, 1996, compared to $830,000 for the quarter ended December 31, 1995. The increase in the provision for income taxes reflects the higher level of income. The Company's effective tax rates for the quarters ended December 31, 1996 and 1995 were 31.74% and 31.34%, respectively. Income tax expense for the nine months ended December 31, 1996, increased $851,000 from the comparable period in 1995. The Company's effective tax rate decreased slightly to 28.34% for the nine months ended December 31, 1996, from 28.86% for the comparable period in 1995. The expected increase in income taxes was due to the $3.1 million increase in before-tax income during the fiscal 1997 nine month period as compared to fiscal 1996.

Asset Quality

The following tables are provided to disclose additional details on asset quality (dollars in thousands).
                                                    At             At
                                                  December 31,   March 31,
                                                    1996           1996
                                                  --------       --------
Non-performing assets at end of the period:
    Non-performing loans:
      Delinquent loans on non-accrual status      $  1,073       $    526
      Delinquent loans on accrual status               331             12
                                                  --------       --------
        Total non-performing loans                   1,404            538
REO                                                    832            712
                                                  --------       --------
Total non-performing assets at end of the period  $  2,236       $  1,250

Non-performing loans as a percentage of total
  net loans at end of the period                      0.23%          0.13%

Ratio of allowance for loan losses to non-performing
loans at end of the period                          462.68%        752.97%

Non-performing assets as a percentage of total
     assets at end of the period.                     0.23%          0.17%

Troubled debt restructuring [TDR's]
    at end of the period                          $    246       $    156

Troubled debt restructuring as a percentage of:
  total gross principal of loans outstanding
   at end of the period                               0.04%          0.03%
  total assets at end of the period                   0.03%          0.02%

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, FHLB advances, proceeds from loan principal and interest payments and sales of loans, and the maturity of, and interest income on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.

The primary investing activity of the Company is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, IEB and FSBW. During the nine months ended December 31, 1996, the subsidiary Banks closed or purchased loans in the amount of $276.5 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the nine months ended December 31, 1996, principal repayments on loans totaled $149.6 million and the Banks' proceeds from the sale of mortgage loans totaled $28.7 million. FHLB advances and other borrowings increased $41.1 million and $40.5 million, respectively, for the same period , and net deposit growth was $23.8 million excluding $134.6 million of deposits acquired with IEB.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 1996, the Banks had undisbursed loans in process totaling $52.9 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW also maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 40% of FSBW's total assets, which as of December 31, 1996, would give FSBW a total credit line of $312.9 million. Advances under this credit facility totaled $220.2 million,
or 28% of FSBW's assets at December 31, 1996.   IEB also maintains credit
lines with various institutions that would allow it to borrow up to $6.0 million.

At December 31, 1996, savings certificates amounted to $318.1 million, or 60%, of the Banks' total deposits, including $207,449 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 1996, the Company's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%,Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.


The Company, as a bank holding company, is regulated by the Federal Reserve Board (FRB). The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements of the FDIC for banks with $150 million or more in total consolidated assets. The Company's total regulatory capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.

The following table reflects the Company's applicable regulatory requirements and the actual level of regulatory capital at December 31, 1996.

                                        Required              Actual
                                   Percent    Amount     Percent    Amount
                                   -------    ------     -------    ------
                                           (dollars in thousands)
Risk-based capital ratios
          Tier 1                     4.00%   $21,215      26.50%  $135,228

   Total                             8.00     42,431      26.72   $141,724

PART II - OTHER INFORMATION



Item 1.Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.


Item 2.Changes in Securities

Not Applicable


Item 3.Defaults Upon Senior Securities

Not Applicable

Item 4.Submission of Matters to a Vote of Stockholders

Not Applicable

Item 5.Other Information

Not Applicable


Item 6.Exhibits and Reports on Form 8-K

   Exhibit 27 - Financial data schedule - see page 20

   Report (s) on Form 8-K filed during the quarter ended December 31, 1996, are as follows:

   Date Filed                    Purpose
   ----------                    --------

                Not Applicable

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         First Savings Bank of Washington
                                         Bancorp, Inc.




February  10, 1997                       /s/ Gary L. Sirmon
                                         -------------------
                                         Gary L. Sirmon
                                         President and Chief Executive Officer






February 10, 1997                        /s/ D. Allan Roth
                                         ------------------
                                         D. Allan Roth
                                         Secretary and Treasurer

PAGE