Form 10-K405
period 1997-03-31
FIRST SAVINGS BANK OF WASHINGTON BANCORP INC
filed 1997-06-30
CIK 946673

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended               March 31, 1997
                                                --------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to
                                      ------     -------

                  Commission File Number      0-26584
                                              -------

              FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.
              ----------------------------------------------
         (Exact name of registrant as specified in its charter)

          Delaware                                91-1691604
  -------------------------------              ----------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)             Identification No.)

        10 S. First Avenue        Walla Walla, Washington  99362
        --------------------------------------------------------
          (Address of principal executive offices and zip code)

                              (509)  527-3636
                             -----------------
          (Registrant's telephone number, including area code)

                                    N/A
                             -----------------
(Former name, former address and former fiscal year,
                       if changed since last report.)

 Securities registered pursuant to Section 12(b) of the Act: None


     Securities registered pursuant to section 12(g) of the Act:

                 Common Stock $.01 par value per share
                 -------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes    X          No
                                         -----            -----

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. ____

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1997:

                     Common Stock - $219,583,749

The number of shares outstanding of the issuer's classes of common stock as of May 31, 1997:

           Common Stock, $.01 par value - 10,518,982 shares


PAGE

                   DOCUMENT INCORPORATED BY REFERENCE
Portions of Proxy Statement for Annual Meeting of Shareholders to be held July 18, 1997 are incorporated by reference into Part III.

 FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC., AND SUBSIDIARIES

                           Table of Contents
PART I                                                     Page #

  Item 1. Business . . . . . . . . . . . . . . . . . . . . .    3
           General . . . . . . . . . . . . . . . . . . . . .    3
           Acquisition of Inland Empire Bank . . . . . . . .    4
           Stock Repurchase  . . . . . . . . . . . . . . . .    4
           Lending Activities  . . . . . . . . . . . . . . .    4
           Asset Quality   . . . . . . . . . . . . . . . . .   12
           Allowance for Loan Losses . . . . . . . . . . . .   14
           Investment Activities . . . . . . . . . . . . . .   18
           Deposit Activities and Other Sources of Funds . .   24
           Personnel . . . . . . . . . . . . . . . . . . . .   27
           Taxation. . . . . . . . . . . . . . . . . . . . .   27
           Environmental Regulation. . . . . . . . . . . . .   28
           Competition . . . . . . . . . . . . . . . . . . .   28
           Regulation. . . . . . . . . . . . . . . . . . . .   29
           Management Personnel  . . . . . . . . . . . . . .   34
  Item 2. Properties   . . . . . . . . . . . . . . . . . . .   35
  Item 3. Legal Proceedings  . . . . . . . . . . . . . . . .   35
  Item 4. Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . .   35

PART II

  Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . .   36
  Item 6. Selected Financial Data . . . . . . .  . . . . . .   37
  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operation  . . . . . . .   39
            Comparison of Results of Operations
             March 31, 1997 vs. 1996 . . . . . . . . . . . .   40
             March 31, 1996 vs. 1995 . . . . . . . . . . . .   42
            Asset and Liability Management . . . . . . . . .   47
            Liquidity and Capital Resources  . . . . . . . .   50
            Capital Requirements . . . . . . . . . . . . . .   50
            Effect of Inflation and Changing Prices  . . . .   51
  Item 8. Financial Statements and Supplementary Data  . . .   51
  Item 9. Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure  . . . . .   51

PART III

  Item 10.Directors and Executive Officers of the
   Registrant  . . . . . . . . . . . . . . . . . . . . . . .   52
  Item 11.Executive Compensation . . . . . . . . . . . . . .   52
  Item 12.Security Ownership of Certain Beneficial Owners
           and Management. . . . . . . . . . . . . . . . . .   52
  Item 13.Certain Relationships and Related Transactions . .   52

PART IV

  Item 14.Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . .  . . . . . . .  53
          SIGNATURES  . . . . . . . . . . . . . . . . . . . .  54

PAGE

PART 1
Item 1 - Business                               General

First Savings Bank of Washington Bancorp, Inc. (the Company), a Delaware corporation, is primarily engaged in the business of planning, directing, and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank (IEB) (together, the Banks). During fiscal 1996 the Company completed its sale of stock in connection with converting from a mutual holding company to the stockholding company form of organization. FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation
(FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its sixteen branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon. First Savings Bank of Washington Bancorp, Inc.'s main office is located at 10 S. First Avenue, Walla Walla, WA 99362 and its telephone number is (509) 527-3636.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of deposits and borrowings. Net interest income is a function on the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

First Savings Bank of Washington is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including emphasis on loans for construction of residential dwellings. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate and consumer loans. FSBW's primary business has been that of a traditional thrift institution, originating loans for portfolio in its primary market area. FSBW has also been an active participant in the secondary market, originating residential loans for sale and on occasion acquiring loans for portfolio. More recently, FSBW has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers. In addition FSBW has maintained a significant portion of its assets in marketable securities. The securities portfolio has been weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also has included a significant amount of tax exempt municipal securities, primarily issued by entities located in the State of Washington. In addition to interest income on loans and investment securities, FSBW receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. FSBW has sought to increase its other income by retaining loan servicing rights on some of the loans that it has sold and to a lesser extent by purchasing mortgage servicing rights. FSBW also has a wholly-owned subsidiary, Northwest Financial Corporation, which serves as the trustee under FSBW's mortgage loan documents, is engaged in real estate sales, and receives commissions from the sale of annuities.

Inland Empire Bank is a community oriented commercial bank which historically has offered a wide variety of deposits and loan products to its consumer and commercial customers. Lending activities have included origination of consumer, commercial, agribusiness and real estate loans. IEB also has engaged in mortgage banking activity with respect to residential lending within its local markets, originating loans for sale generally on a servicing released basis. Additionally, IEB has maintained a significant portion of its assets in marketable securities, particularly U.S. Treasury and government agency securities as well as tax exempt municipal securities issued primarily by entities located in the State of Oregon. IEB operates a division, Inland Financial Services, which offers insurance and brokerage services to its customers. IEB has two wholly owned subsidiaries: Pioneer American Property Company, which owns a building that is leased to IEB, and Inland Securities Corporation, which previously made a market for IEB's stock but is currently inactive.

The Company and the Banks are subject to regulation by the Federal Reserve Board (FRB) and the FDIC, the State of Washington, Department of Financial Institutions, Division of Banks (Division), and the State of Oregon Department of Consumer and Business Services.

PAGE

                      Acquisition of Inland Empire Bank

The Company completed the acquisition of Inland Empire Bank of Hermiston, Oregon effective August 1, 1996. The Company paid the former shareholders of IEB $60.8951 per share, in cash, for a total acquisition price of $32.8 million. The acquisition of IEB was treated as a purchase for accounting purposes. The Company acquired an institution with assets of $170.5 million (adjusted to market) and assumed liabilities of $137.9 million including $134.6 million of deposits. "Goodwill," which is the excess of the purchase price (cost) over the net fair value of the assets and liabilities acquired, was recorded at $12.5 million. Amortization of "goodwill" over a 14 year period will result in a charge to earnings of approximately $893,000 per year (see Note 2 of the Notes to the Consolidated Financial Statements).

                              Stock Repurchase

On November 19, 1996, the Company completed its stock repurchase program initiated in April 1996 which authorized the repurchase of up to 545,525 shares of its outstanding common stock. On November 20, 1996, the Company's Board of Directors approved continuance of the stock repurchase program authorizing the repurchase of up to 10% of total shares outstanding over the next 12 months. As of March 31, 1997, the Company has repurchased a total of 795,525 shares at an average price of $16.22 per share. The Company has reserved 436,425 of the repurchased shares for its Management Recognition and Development Plan (MRP) of which 403,882 shares were awarded as of March 31, 1997 (see Note 16 of the Notes to the Consolidated Financial Statements).

The Company conducts these purchases through open market transactions, unless opportunities arise for unsolicited negotiated transactions or other types of repurchase. No shares may be repurchased directly from directors or officers of the corporation.
                              Lending Activities

General: Historically, the Banks have offered a wide range of loan products to meet the demands of their customers. The Banks originate loans for both their own loan portfolios and for sale in the secondary market. Management's strategy has been to maintain a significant percentage of assets in these loan portfolios in loans with more frequent repricing terms or shorter maturities than traditional long term fixed-rate mortgage loans. As part of this effort, the Banks have developed a variety of floating or adjustable-rate products. In response to customer demand, however, both Banks continue to originate fixed-rate loans including fixed-rate mortgage loans with terms up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

FSBW's primary lending focus is on the origination of loans secured by first mortgages on owner-occupied, one- to four- family residences and loans for the construction of one- to four-family residences. FSBW also originates, to a lesser degree, consumer, commercial real estate, multi-family real estate and land loans. More recently, FSBW has begun marketing non- mortgage commercial and agribusiness loans to small businesses and farmers. Management expects this type of lending increase at FSBW. At March 31, 1997, FSBW's net loan portfolio totaled $541.4 million. Over 70% of the FSBW's first mortgage loans are secured by properties located in the State of Washington.

The aggregate amount of loans that FSBW is permitted to make under applicable federal regulations to any one borrower, including related entities, is the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 1997, the maximum amount which FSBW could have lent to any one borrower and the borrower's related entities was $13.8 million. At March 31, 1997, FSBW had no loans to one borrower with an aggregate outstanding balance in excess of this amount. FSBW had 26 borrowers with total loans outstanding in excess of $2.0 million at March 31, 1997. At that date, the largest amount outstanding to any one borrower and the borrower's related entities totaled $8.2 million, which consisted of 41 single family, land development and lot loans in the Tacoma, Bellevue and Tri-Cities, Washington; and Portland, Oregon areas. At March 31, 1997, these loans were performing in accordance with their terms.

Lending activities at Inland Empire Bank have included origination of consumer, commercial, agribusiness and commercial real estate loans. In particular, IEB has developed significant expertise and market share with respect to small business and agricultural loans within its local markets. In addition, IEB has originated one- to four-family residential real estate loans for sale in the secondary market.

PAGE

At March 31, 1997, IEB's net loan portfolio totaled $104.5 million. The aggregate amount of loans that IEB is permitted to make under applicable state and federal regulations to any one borrower, including related entities, is 15% of the aggregate paid-up and unimpaired capital and surplus. At March 31, 1997, the maximum amount IEB could have lent to any one borrower and the borrower's related entities was $4.9 million. At that date, the largest amount outstanding to any one borrower of IEB totaled $3.1 million.

One- to Four-Family Residential Real Estate Lending: The Banks originate loans secured by first mortgages on owner- occupied, one- to four-family residences and loans for the construction of one- to four-family residences in the communities where they have established full service branches. In addition, the Banks operate loan production offices in Bellevue, Puyallup, and Spokane, Washington and LaGrande and Condon, Oregon. FSBW also has a significant relationship with a mortgage loan broker in the greater Portland, Oregon market. At March 31, 1997, $434.2 million, or 61.3% of the Company's loan portfolio consisted of permanent loans on one- to four-family residences.

Historically, FSBW has originated both fixed-rate loans and adjustable-rate residential loans for its portfolio. Since the early 1980s, FSBW has restructured its loan portfolio to reflect a larger percentage of adjustable-rate loans. Fifteen and 30-year fixed-rate residential loans generally have been sold into the secondary market; however, a portion of the fixed-rate loans originated by FSBW have been retained in the loan portfolio to meet asset/liability management objectives. The number of fixed-rate loans retained by FSBW increased substantially during 1996 and remained high in 1997 in response to the capital deployment and growth objectives of the Company. Historically, Inland Empire Bank has sold most of its residential loans into the secondary market and has continued to so do subsequent to its acquisition by the Company. Generally IEB has sold loans on a servicing-released basis such that no revenue is realized by IEB after the sale.

In the loan approval process, the Banks assess the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower. As part of the loan application process, qualified independent appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by a loan underwriter and, if necessary, by the Banks' chief appraisers.

The Banks' residential loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac and Fannie Mae. Government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA). The Banks' loan underwriters are approved as underwriters under HUD's delegated underwriter program.

The Banks sell whole loans on either a servicing-retained or servicing-released basis. All loans are sold without recourse. Occasionally, the Banks will sell a participation interest in a loan or pool of loans to an investor. In these instances, the Banks retain a small percentage of the loan(s) and pass through a net yield to the investor on the percentage sold. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Recently, FSBW has retained substantially all of its conventional fixed-rate and adjustable-rate mortgage originations and sold all of its government insured loans into the secondary market. IEB has continued to sell most of its residential loan originations.

The Banks offer adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. The Banks offer several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 1.0% to 2.0% and an overall limitation of 5.0% to 6.0%. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. Generally these ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. ARM loans held in the Banks' portfolios do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.

PAGE

The retention of ARM loans in the Banks' loan portfolios helps reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Banks generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index plus the margin used for pricing initially, these loans are subject to increased risks of default or delinquency. The Banks attempt to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although ARM loans allow the Banks to increase the sensitivity of their asset bases to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits (caps). Because of these considerations, the Company has no assurance that yields on ARM loans will be sufficient to offset increases in its cost of funds.

It is the Banks' present policy to lend up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although ARM loans are normally restricted to not more than 90%. Higher loan-to-value ratios are available on certain government insured programs. The Banks generally require private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

Construction and Land Lending: Since 1988, FSBW has invested a significant proportion of its loan portfolio in residential construction loans to professional home builders. This activity has been prompted by favorable economic conditions in the Northwest, lower long-term interest rates and an increased demand for housing units as a result of the migration of people from other parts of the country to the Northwest. To a lesser extent, FSBW also originates land loans. IEB also originates construction and land loans although to a much smaller degree than FSBW. At March 31, 1997, construction and land loans totaled $108.5 million, or 15.3% of total loans of the Company. Construction loans made by both Banks include both those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. The Banks monitor the number of unsold homes in their construction loan portfolios, and generally maintain the portfolios so that no more than 60-70% of their construction loans are secured by homes for which there is not a sale contract in place.

Construction and land lending affords the Banks the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does single-family permanent mortgage lending. Construction and land lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Banks may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Banks may be confronted at, or prior to, the maturity of the loan with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Banks have sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices.

The maximum number of speculative loans approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product, and the ratio of sold to unsold inventory the builder maintains. The Banks have chosen to diversify the risk associated with speculative construction lending by doing business with a large number of smaller builders spread over a relatively large geographic area.

Loans for the construction of one- to four-family residences are generally made for a term of 12 months. The Banks' loan policies include maximum loan-to-value ratios of up to 80% for speculative loans. Each individual speculative loan request is supported by an independent appraisal of the property and the loan file includes a set of plans, a cost breakdown and a completed specifications form. All speculative construction loans must be approved by senior loan officers. At March 31, 1997, the Company's speculative construction portfolio included loans to 138 individual builders
in 66 separate communities.   At March 31, 1997, the Company had 20 home
builders, who individually in the aggregate, had construction loans outstanding with balances exceeding $1.0 million.

PAGE

The Company regularly monitors the construction loan portfolio and the economic conditions and housing inventory in each of its markets and will decrease construction lending if it perceives there are unfavorable market conditions. The Company believes that the internal monitoring system in place mitigates many of the risks inherent in its construction lending.

To a much lesser extent, the Banks make land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land. In making land loans the Banks follow underwriting policies and disbursement procedures similar to those for construction loans. The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released.

Multi-Family and Commercial Real Estate Lending: The Banks also originate loans secured by multi-family and commercial real estate. At March 31, 1997, the Company's loan portfolio included $64.0 million in multi-family and $38.2 million in commercial real estate loans (including construction lending). Multi-family and commercial real estate lending affords the Banks an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Multi-family and commercial real estate loans originated by the Banks are predominately adjustable rate loans with terms to maturity of 20 to 30 years. Rates on these ARM loans generally adjust annually after an initial period ranging from one to ten years. Rate adjustments for these loans predominantly reflect changes in the Federal Home Loan Bank (FHLB) National Monthly Median Cost of Funds index, although a significant number of loans are also linked to various constant maturity U.S. Treasury indices or certain prime rates. The Banks' commercial real estate portfolios consist of loans on a variety of property types including motels, nursing homes, office buildings, and mini-warehouses. Multi-family loans generally are secured by small to medium sized projects.

Many of the Banks' multi-family and commercial real estate loans are considered by management to be older or seasoned loans although $17.3 million of these loans were originated in 1997. At March 31, 1997, the Bank's loan portfolio included 128 multi-family loans, the average loan balance of which was $299,000. At March 31, 1997, the Banks had 27 multi-family and commercial real estate loans with balances over $1.0 million, the largest of which was $5.2 million. All of the properties securing the multi-family and commercial real estate loans are located in the Northwest with the exception of three seasoned participation loans on properties located in the greater Stockton, California area.

Commercial / Agribusiness Lending. Inland Empire Bank has been very active in small business and agricultural lending, with over 40% of presently outstanding loans being made to finance businesses and farmers. IEB's management has devoted a great deal of effort to developing customer relationships and the ability to serve this type of borrower. It is management's belief that many very large banks have in the past neglected small business lending, thus contributing to IEB's success. IEB will continue to emphasize this segment of lending in its market areas. Management intends to leverage its past success and local decision making ability to continue to expand this market niche.

First Savings Bank has recently begun making non-mortgage commercial and agricultural loans. FSBW has staffed its Walla Walla and Tri-Cities offices with experienced commercial bankers and anticipates a steady growth in the
origination of small business and agricultural loans.   It is expected the
growth will come primarily from FSBW's existing customer base and referrals from officers and Directors. In addition to providing higher yielding assets, it is anticipated that this type of lending will increase the deposit base of the two branches.

Similar to consumer loans, commercial and agricultural loans may entail greater risk than do residential mortgage loans. Commercial and agricultural loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, crops, live stock, inventory and receivables which may not provide an adequate source of repayment on defaulted loans. In addition, commercial and agricultural loans are dependent on the borrower's continuing financial stability and management ability as well as market conditions for various products, services and commodities. For these reasons, commercial and agricultural loans generally provide higher yields than residential loans but also require more administrative and management attention. Interest rates on commercial and agricultural loans may be either fixed or adjustable. Loan terms including the fixed or adjustable interest rate, the loan maturity and the collateral considerations vary significantly and are negotiated on an individual loan basis. At March 31, 1997, the Banks had 5 commercial/agribusiness loans with balances greater than $1.0 million totaling $7.2 million, the largest of which was $2.0 million.

PAGE

Consumer and Other Lending: The Banks originate a variety of consumer loans, including secured second mortgage loans, automobile loans, credit card loans and loans secured by deposit accounts. Consumer and other lending has traditionally been a small part of FSBW's business. However, recent efforts at FSBW have led to a substantial increase in credit card loans to its existing customer base. Inland Empire Bank, on the other hand, has been an active originator of consumer loans. At March 31, 1997, the Company had $23.6 million, or 3.3% of its loans receivable in outstanding consumer and other loans.

Consumer loans often entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Banks, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Loan Solicitation and Processing: The Banks originate real estate loans by direct solicitation of real estate brokers, builders, depositors, and walk-in customers. Loan applications are taken by the Banks' loan officers and are processed in each branch location. Most underwriting and all audit functions are performed by loan administration personnel at each Bank's main office. Applications for fixed-rate and adjustable-rate mortgages on one- to four-family properties are generally underwritten and closed based on Freddie Mac / Fannie Mae standards, and other loan applications are underwritten and closed based on the Banks' own written guidelines.

Consumer loans are originated through various marketing efforts directed primarily toward existing deposit and loan customers of the Banks. Consumer loan applications may be processed at branch locations or by administrative personnel at the Banks main offices.

Commercial and agricultural loans are solicited by loan officers of each Bank by means of call programs focused on local businesses and farmers. Credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of each Bank or the Company.

Loan Originations, Sales and Purchases

While the Banks originate a variety of loans, their ability to originate loans and their ability to originate each type of loan is dependent upon the relative customer demand and competition for loans in each market. For the years ended March 31, 1997, 1996 and 1995, the Banks originated $330.3 million, $219.5 million and $211.7 million of loans, respectively. The Company's net loan portfolio grew $230.6 million or 55.5% from $415.3 million in 1996 to $645.9 million in 1997.

In recent years prior to 1996 the Company generally sold most of its 30-year fixed-rate one- to four-family residential mortgage loans to secondary market purchasers. For the years ended March 31, 1996 and 1997 the Company sold a smaller portion of its fixed-rate loan originations choosing to retain loans in response to its capital deployment and growth objectives. Sales of loans by the Company for the years ended March 31, 1997, 1996 and 1995 totaled $36.6 million, $44.9 million and $62.3 million, respectively. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. See "-Loan Servicing-Loan Servicing Portfolio." At March 31, 1997, the Company had $2.9 million in loans held for sale.

PAGE

The Banks, especially FSBW, purchase whole loans and loan participation interests primarily during periods of reduced loan demand in their primary market. Any such purchases are made consistent with the Banks' underwriting standards; however, the loans may be located outside of the Banks' normal lending area. For the years ended March 31, 1997 and 1996 the Banks' substantially increased their loan purchases acquiring primarily whole loan and participation interests in pools of seasoned one- to four-family residential ARM and 15-year fixed-rate loans and seasoned multi-family and commercial real estate loans. The properties securing these seasoned loans for the most part are located outside of the Banks' normal lending territory. During the years ended March 31, 1997, 1996 and 1995, the Company purchased $74.1 million, $65.9 million and $1.9 million, respectively, of loans and loan participation interests. In recent years, the Company's primary source of loan participation interests (exclusive of the whole loan and participation interests in seasoned loans purchased in fiscal 1996 and 1997) has been with a commercial bank in Reno, Nevada. The participation interests are in short-term construction loans secured by residential properties located in the Reno and Las Vegas, Nevada markets. The Company normally requires the lead lender to maintain a large interest in the loans and typically the loans have been funded one-half by the subsidiary bank and one-half by the lead lender.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated (in thousands):

                                         Years Ended March 31,
                                   ------------------------------
                                       1997       1996       1995
                                       ----       ----       ----
Total loans at beginning of period $456,466   $333,685   $286,936
                                   --------   --------   --------
Acquisition of IEB                   91,860         --         --
                                   --------   --------   --------
Loan originations:
   One- to four-family real estate 161,189 129,703 127,471 Commercial and multi-family
    properties                       17,285      9,810      9,959
   Construction and land loans      100,169     73,420     69,243
   Commercial / agribusiness         26,938         --         --
   Consumer and other loans          24,717      6,607      5,057
                                   --------   --------   --------
     Total loans originated         330,298    219,540    211,730
                                   --------   --------   --------
Loans purchased:
   One- to four-family real estate   34,294     57,323         --
   Commercial and multi-family
    properties                       21,155      1,636         96
   Construction and land loans       18,642      6,970      1,825
                                   --------   --------   --------
      Total loans purchased          74,091     65,929      1,921
                                   --------   --------   --------

Loans sold:
   One- to four-family whole loans 36,623 44,329 46,808 One- to four-family participation
    loans                                --        588     15,476
                                   --------   --------   --------
      Total loans sold               36,623     44,917     62,284
                                   --------   --------   --------

Principal repayments                208,276    117,771    104,618
                                   --------   --------   --------

Net increase in loans               251,350    122,781     46,749
                                   --------   --------   --------
Total loans at end of period       $707,816   $456,466   $333,685
                                   ========   ========   ========

PAGE

Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio
(including loans held for sale) by type of loan as of the dates indicated.

                                             March 31
        ------------------------------------------------------------------------------
              1997            1996            1995            1994            1993
        --------------  --------------  --------------  -------------   --------------
        Amount Percent  Amount Percent  Amount Percent  Amount Percent  Amount Percent
        ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
                                             (Dollars in thousands)
 Type of Loan:
 ------------
 One- to four-
  family
  real
  estate $434,240 61.35 $311,472 68.24% $199,585  59.81% $134,401  46.84% $155,303  56.60%
 Commercial
  and multi-
  family
  prop-
  erties   91,395 12.91   77,613  16.99    77,443  22.01    69,962   24.38   76,197  27.76
 Construction
  and
  land    108,487 15.33   62,177  13.62    57,913  17.36    79,458   27.69   40,394  14.72
 Commercial/
  agri-
  business 50,074  7.07      871    .19       902    .27     1,152     .68    1,190    .43
 Consumer
  and
  other    23,620  3.34    4,333    .96     1,842    .55     1,963     .41    1,322    .49
         -------- ------  ------- ------  -------- ------  --------  ------ -------- -----
 Total
  loans   707,816 100.00% 456,466 100.00%  333,685 100.00%  286,936  100.00% 274,406 100.00%
          ------- ======  ------- ======  -------- ======  --------  ====== -------- ======
 Undisbursed
  funds for
 loans in
 progress  52,412          35,244           28,507           35,069           33,295
 Deferred
  loan
  fees and
  discounts 2,775           1,876            2,226            2,174            2,046
 Allowance
  for loan
  losses    6,748           4,051            3,549            3,429            3,105
          -------        --------         --------         --------         --------
   Total
    loans
    receiv-
    able,
    net  $645,881        $415,295         $299,403         $246,264         $235,960
         ========        ========         ========         ========         ========

                                       10

PAGE

Loan Maturity and Repricing

     The following table sets forth certain information at March 31, 1997 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of undisbursed loan proceeds, unamortized premiums and discounts, and exclude the allowance for loan losses (in thousands):

                   Maturing    Maturing     Maturing      Maturing     Maturing
                  Within One   within 1     within 3      within 5      Beyond
                    Year      to 3 Years   to 5 Years   to 10 Years    10 Years     Total
                  ----------  ----------   ----------   -----------    --------     -----
One-to four-
 family real
 estate         $  7,898     $ 7,792      $15,657       $15,396      $374,061    $420,804
Commercial and
 multi-family
 properties        6,022       4,395       11,250        16,222        51,369      89,258
Construction and
 land             56,309      12,681           25           196         1,702      70,913
Commercial/
 Agribusiness     24,734       8,482        5,271         4,847         6,625      49,959
Consumer and
 other             9,469       5,879        6,612         1,446         1,064      24,470
Unamortized yield
 adjustments(1)     (287)       (204)         (49)         (135)       (2,100)    (2,775)
                --------   ---------      -------       -------      --------    --------
  Total loans   $104,145   $  39,025      $38,766       $37,972      $432,721    $652,629
                ========   =========      =======       =======      ========    ========

     (1) Deferred loan fees and discounts

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

The following table sets forth the dollar amount of all loans due after March 31, 1998, which have fixed interest rates and floating or adjustable interest rates (in thousands).

                                            Fixed            Floating or
                                            Rates         Adjustable Rates    Total
                                            -----         ----------------    -----
  One-to four-family real estate           $276,001            $136,905      $412,906
  Commercial and multi-family properties     23,626              59,610        83,236
  Construction and land                       1,762              12,842        14,604
  Commercial/agribusiness                     8,694              16,531        25,225
  Consumer and other                         13,133               1,868        15,001
  Unamortized yield adjustments(1)           (1,721)               (767)       (2,488)
                                           --------            --------      --------
       Total                               $321,495            $226,989      $548,484
                                           ========            ========      ========

                                       11

PAGE

Loan Servicing

General: The Banks receive fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments and managing the loan portfolio. At March 31, 1997, the Banks were servicing $208.4 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Banks receive the gross mortgage payment from individual borrowers, they remit to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Banks retain certain amounts in escrow for the benefit of the lender for which the Banks incur no interest expense but are able to invest. At March 31, 1997, the Banks held $3.0 million in escrow for their portfolios of loans serviced for others.

Loan Servicing Portfolio: The loan servicing portfolio at March 31, 1997 was composed primarily of $53.7 million of Fannie Mae mortgage loans and $128.1 million of Freddie Mac mortgage loans. The balance of the loan servicing portfolio at March 31, 1997, consisted of loans serviced for a variety of private investors. At March 31, 1997, the portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended March 31, 1997, loan servicing fees totaled $807,000.

Purchased Mortgage Servicing Rights: In addition to maintaining the loan servicing rights on some of the loans that FSBW originates and sells in the secondary market, FSBW has also purchased mortgage servicing rights (PMSRs). The cost of PMSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. Management periodically evaluates the estimates and assumptions used to determine the carrying values of PMSRs and the amortization of PMSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. At March 31, 1997, PMSRs were carried by FSBW at a value of $355,000. PMSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company's adoption of SFAS 122, Accounting for Mortgage Servicing Rights and its subsequent amendment by SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities did not materially impact the Company's operations. However, should the Company increase its future loan sales and retain servicing on those loans the amount of gain recognized on loan sales would increase when compared to prior loan sales with servicing retained due to the change in accounting method.

                             Asset Quality

Federal regulations require that the Banks review and classify their problem assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

Each Bank's asset classification committee meets at least monthly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves. The committee reports to the Board of Directors quarterly as to the current status of classified assets and action taken in the preceding quarter.

PAGE

At March 31, 1997, 1996 and 1995, the aggregate amounts of the Banks' classified assets (as determined by the Banks) were as follows (in thousands):

                                      At March 31
                            ------------------------------
                             1997        1996         1995
                             ----        ----         ----

Loss                        $  --      $  --        $   --
Doubtful                       --         --            --
Substandard assets          4,175      2,078         1,208
Special mention                --         --            --

Non-performing Assets and Delinquencies.

Real Estate Loans: When a loan borrower fails to make a required payment when due, the Banks institute collection procedures. The first notice is mailed to the borrower within 10 to 17 days after the payment due date and attempts to contact the borrower by telephone begin within five to ten days after the late notice is mailed to the borrower. If the loan is not brought current by 30 days after the payment due date, the Banks will mail a second written notice to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Generally, within 30 to 45 days into the delinquency procedure, the Banks notify the borrower that home ownership counseling is available. In most cases, delinquencies are cured promptly; however, if after 90 days of delinquency, no response has been received nor an approved reinstatement plan established, foreclosure according to the terms of the security instrument and applicable law is initiated. Interest income on loans after 90 days of delinquency is no longer accrued and the full amount of accrued and uncollected interest is reversed.

Commercial / Agribusiness and Consumer Loans:   When a borrower fails to make
payments as required, a late notice is sent to the borrower. If payment is still not made the responsible loan officer is advised and contact is made my telephone or letter. Continuous follow-up contacts are attempted until the loan has been brought current. Generally, if the loan is not current within 45 to 60 days, action is taken to take possession of the security. A small claims or lawsuit is normally filed on unsecured loans or deficiency balances at 90 to 120 days. Loans over 90 days delinquent, repossessions, loans in foreclosure and bankruptcy no longer accrue interest unless a satisfactory repayment plan has been agreed upon, the loan is a full recourse contract or fully secured by a deposit account.

PAGE

The following table sets forth information with respect to the Banks' non-performing assets and restructured loans within the meaning of SFAS No. 15, at the dates indicated (dollars in thousands).

                         At March 31
                          -------------------------------------
                          1997   1996    1995     1994     1993
                          ----   ----    ----     ----     ----
Loans accounted for on
 a nonaccrual basis:
   Real estate -
     One- to four-
      family            $1,644  $  526  $  336  $  391    $    3
     Commercial and
      multi-family         187      --      --     280     2,561
   Commercial/
    agribusiness           206      --      --      --        --
   Consumer and other       45      --       5      13        16
                        ------  ------  ------  ------    ------
      Total              2,082     526     341     684     2,580
                        ------  ------  ------  ------    ------
Accruing loans which
 are contractually
 past due 90 days or more:
  Real estate - none
  Commercial/
   agribusiness             --      --      --      --        --
  Consumer and other        30      12      --      --        --
                        ------  ------  ------  ------    ------
       Total                30      12      --      --        --
                        ------  ------  ------  ------    ------

  Total non-performing
   loans                 2,112     538     341     684     2,580

Real estate held for
 sale                    1,057     712     588     750     1,663
                        ------  ------  ------  ------    ------
   Total non-performing
    assets              $3,169  $1,250  $  929  $1,434    $4,243
                        ======  ======  ======  ======    ======

Restructured loans (1)  $  238  $  156  $  165  $   --    $  139
Total non-performing
  loans to net loans      0.33%   0.13%   0.11%   0.28%     1.09%
Total non-performing
  loans to total
  assets                  0.21%   0.07%   0.07%   0.16%     0.68%
Total non-performing
  assets to total
  assets                  0.31%   0.17%   0.19%   0.34%     1.12%


(1) These loans are performing under their restructured terms but are classified substandard.

For the year ended March 31, 1997, $127,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on such loans was included in net income for such period.

                      Allowance for Loan Losses

General: The Banks have established systematic methodologies for the determination of provisions for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.

In originating loans, the Banks recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Banks increase their allowance for loan losses by charging provisions for possible loan losses against the Banks' income.

On April 1, 1995, the Company and its subsidiary Banks adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loans' observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on the Company's or Banks' financial condition or results of operations. Prior to the adoption of these statements a reserve for specific losses was provided for loans when any significant, permanent decline in value was deemed to have occurred. As of March 31, 1997, the Company and its subsidiary Banks had no impaired loans as defined by the statement. The statements also apply to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At March 31, 1997, the Company had $238,000 of restructured loans that, though performing, were classified substandard.

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

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. At March 31, 1997, the Company had no specific loss allowances.

A provision for losses is charged against income on a monthly basis to maintain an adequate allowance. At March 31, 1997, the Company had an allowance for loan losses of $6.7 million which represented .95% of total loans. Fiscal 1997 loan growth included $46.3 million of growth in higher risk construction and land loans and the addition of new lines of lending business in commercial, including agribusiness, and expanded consumer lending. These loans, based on historical industry statistics, have a higher percentage of losses than the Company has previously experienced in its prior mortgage related lending and for this reason management is expecting increased losses and has increased its current year provision for loan losses. Management believes that the amount maintained in the allowance will be adequate to absorb possible losses in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

While the Company believes that the Banks have established their existing allowance for loan losses in accordance with Generally Accepted Accounting Principles (GAAP), there can be no assurance that regulators, in reviewing the Banks' loan portfolio, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

Real Estate Held for Sale: Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs), or fair value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price less selling and holding costs. At March 31, 1997, the Company had $1,057,000 of real estate owned.

PAGE

The following table sets forth an analysis of the Company's gross allowance for possible loan losses for the periods indicated.


                                   Years Ended March 31
                        -----------------------------------------
                        1997      1996    1995     1994      1993
                        ----      ----    ----     ----      ----
                                 (Dollars in thousands)


Allowance at beginning
  of period           $ 4,051  $ 3,549  $ 3,429  $ 3,105 $ 2,219
                      -------  -------  -------  ------- -------

Acquired with IEB       1,416       --       --      --       --
                      -------  -------  -------  ------- -------

Provision for loan
  losses                1,423      524      391      440   1,335
                      -------  -------  -------  ------- -------
Recoveries:
  Secured by real
    estate
     One- to
       four-family         38       --       --       --      --
     Commercial
       and multi-family    --       --       --       --      --
     Construction
       and land            --       --       --       --      --
   Commercial /
     agribusiness          --       --       --       --      --
   Consumer and other      16       --       --        2      --
                      -------  -------  -------  -------  ------
     Total recoveries      54       --       --        2      --
                      -------  -------  -------  -------  ------
Charge-offs:
  Secured by real estate
    One- to four-family   127       --       --       15      --
    Commercial and
      multi-family         --       --      271      101     444
    Construction and
      land                 --       --       --       --      --
   Commercial /
     agribusiness           3       --       --       --      --
   Consumer and other      66       22       --        2       5
                      -------  -------  -------  -------  ------
     Total charge-offs    196       22      271      118     449
                      -------  -------  -------  -------  ------
     Net charge-offs      142       22      271      116     449
                      -------  -------  -------  -------  ------
Balance at end
         of period    $ 6,748  $ 4,051  $ 3,549  $ 3,429 $ 3,105
                      =======  =======  =======  ======= =======

Ratio of allowance
  to total loans
  outstanding at
  the end of the
  period                 0.95%    0.89%    1.06%    1.20%   1.13%

Ratio of net loan
  charge-offs to the
  average net book
  value of loans
  outstanding
  during the period      0.04%    0.01%    0.10%     .05%   0.19%

PAGE

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                           At March 31
           -------------------------------------------------------------------------------
                 1997(2)          1996             1995            1994            1993
           ---------------- --------------  --------------  -------------   --------------
                   Percent        Percent          Percent        Percent          Percent
                   of Loans       of Loans        of Loans       of Loans         of Loans
                   in Each        in Each         in Each        in Each          in Each
                   Category       Category        Category       Category         Category
                   to Total       to Total        to Total       to Total         to Total
           Amount   Loans   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans
           ------   -----   ------  -----   ------  -----   ------  -----   ------  -----
                                            (Dollars in thousands)
Specific or
 allocated loss
  allowances:
  Secured by
   real estate
  One- to
   four-
   family  $ 1,098  61.34%  $   --   68.24%  $  11  59.81%    $ 11  46.84%   $  26  56.60%
  Commercial
   and multi-
   family      547  12.97       --   16.99      46  22.01      317  24.38      418  27.76
  Construction
    and land   844  15.33       --   13.62      --  17.36       --  27.69       --  14.72
 Commercial /
  agribusiness 422   7.07       --    .19       --    .27       --    .68       --    .43

 Consumer
  and
  other        237   3.34       --    .96       --    .55       --    .41       --    .49

Unallocated
 general
 loss
 allow-
 ance
 (1) (2)     3,600    N/A    4,051    N/A    3,492    N/A    3,101    N/A    2,661    N/A

 Total
  allowance
  for loan
  losses   $ 6,748 100.00% $ 4,051 100.00% $ 3,549 100.00% $ 3,429 100.00% $ 3,105 100.00%
           ======= ======  ======= ======  ======= ======  ======= ======  ======= ======
_________
(1) The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured).  The remainder of the allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

(2) For 1997 the Company has not changed how it determines the adequacy of its allowance for loan losses other than to allocate the non-specific loan loss reserves to loan categories that were the basis for its accrual.  In the periods prior to 1997, it was not the Company's practice to allocate general loan loss allowances to specific loan categories.

                                       17

Investment Activities

Under Washington and Oregon state law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political sub-divisions. The investment policies of the Banks are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Banks' policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities includes those issued or guaranteed by FHLMC, FNMA, Government National Mortgage Association (GNMA) and privately-issued collateralized mortgage-backed securities that have an AA credit rating or higher. A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Banks' investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's market value.

At March 31, 1997, the Company's consolidated investment portfolio totaled $288.5 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Banks' loan originations, deposits and other activities. During fiscal 1997 investments and securities decreased by $5.2 million. Holdings of mortgage-backed securities decreased $2.8 million and U.S. Treasury and agency obligations decreased $3.0 million. Ownership of corporate securities decreased $3.6 million as a result of sales and bond
calls.   Municipal bonds increased $4.6 million primarily as a result of the acquisition of IEB.

During 1995, the Financial Accounting Standards Board (FASB) issued a report entitled A Guide to Implementation of Statement 115 in Accounting for Certain Investments in Debt and Equity Services, Questions and Answers that allowed companies a one-time reassessment and related reclassification from the held-to-maturity category to the available-for-sale category without adverse accounting consequences for the remainder of the portfolio. FSBW reclassified $142.5 million of its "held-to-maturity" securities into the "available for sale" category on November 30, 1995. Approximately $86.6 million of mortgage-backed-obligations, $28.3 million of corporate bonds and $27.6 million of municipal bonds were re-classified as "available-for-sale." Net unrealized gains and losses related to the securities transfer were immaterial. Management realizes this decision has and will subject the equity on the balance sheet to changes based upon fluctuation in the fair value of the securities portfolio, but believes that this is a prudent approach to portfolio management allowing the Company flexibility to respond to changes in market and economic conditions and opportunities.

Mortgage-Backed and Mortgage-Related Securities: The Company's subsidiary, FSBW, purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Company as a result of the guarantees provided by FHLMC, FMNA, and GNMA; (iii) enable the Company to use mortgage-backed securities as collateral for financing; and (iv) increase liquidity. The Company invests primarily in federal agency mortgage-backed securities, principally FNMA, FHLMC and GNMA. The Company also invests in collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs). At March 31, 1997, net mortgage-backed securities totaled $174.4 million, or 17.3% of total assets. At March 31, 1997, 74.9% of the mortgage- backed securities were adjustable-rate and 25.1% were fixed-rate. The estimated fair value of the Company's mortgage- backed securities at March 31, 1997, was $174.4 million, which is $2.5 million less than the amortized cost of $176.9 million. At March 31, 1997, the Company's portfolio of mortgage-backed securities had a weighted average coupon rate of 6.72% and the estimated weighted average life was 22.3 years.

PAGE

Mortgage-backed securities known as PC's or mortgage pass-through certificates represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Mortgage participation certificates generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, PC's are usually more liquid than individual mortgage loans and may be used to collateralized certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because of their low risk weighting.

CMOs and REMICs are mortgage-related obligations and are often considered as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities into two or more classes (or tranches) with different maturity or risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Bank generally prohibit the purchase of CMOs and REMICs classified as high risk by the Federal Financial Institutions Examination Council (FFIEC). At March 31, 1997 the Company held CMOs and REMICs with a net carrying value of $143.0 million. At that date, one FHLMC CMO with a carrying value of $410,000 was identified as a high risk security under the FFIEC standards and is included in the Company's available for sale portfolio.

Of the Company's $174.4 million mortgage-backed securities portfolio at March 31, 1997, $131.6 million with a weighted average yield of 6.90% had contractual maturities or period to repricing within ten years and $42.8 million with a weighted average yield of 7.80% had contractual maturities or period to repricing over ten years. However, the actual maturity of a mortgage-backed security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby effects the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs or CMOs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs and CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

Municipal Bonds: The Company's tax exempt municipal bond portfolio, which at March 31, 1997, totaled $34.0 million at estimated fair value ($32.9 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various authorities, hospitals, water and sanitation districts located in the states of Washington and Oregon. At March 31, 1997, general obligation bonds and revenue bonds totaled $20.6 million and $13.4 million, respectively. Most of the municipal bonds are not rated by a nationally recognized credit rating agency (e.g., Moody's or Standard and Poor's). At March 31, 1997, the Company's municipal bond portfolio had an average life of approximately 8.2 years and average coupon rate of 6.32%. The largest security in the portfolio was a revenue bond issued by the City of Kent, Washington, with an amortized cost of $3.75 million and a fair value of $3.73 million. Because interest earned on municipal bonds is exempt from federal, state and local income taxes, the municipal bond portfolio has contributed to an effective income tax rate for the Company that is below the normal corporate tax rate.

Corporate Bonds: The Company's corporate bond portfolio, which totaled $8.0 million at fair value ($8.0 million at amortized cost) at March 31, 1997, was composed of short to intermediate-term fixed-rate securities. At March 31, 1997, the portfolio had an estimated average life of 3.7 years and a weighted average coupon rate of 7.52%. The longest term bond, which had an amortized cost of $2.0 million and a term to maturity of 11.4 years, was subject to put options in favor of the Company exercisable in fiscal 1999 and 2004.

PAGE

U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $17.3 million ($17.4 million at amortized cost) at March 31, 1997. The Company's subsidiary, FSBW, has invested a small portion of its securities portfolio in structured notes. The structured notes in which FSBW has invested provide for periodic adjustments in coupon rates on specified dates based on various indices and formulae. At March 31, 1997, structured notes, which totaled $3.0 million at fair value ($3.0 million at amortized cost), consisted of U.S. Government agency obligations with a weighted average maturity of less than a year and a weighted average coupon of 6.00%.

Off Balance Sheet Derivatives:    Derivatives include "off balance sheet"
financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in 'off balance sheet" derivative instruments, although investment policies authorize such investments. On March 31, 1997 the Company had no off balance sheet derivatives and no outstanding commitments to purchase or sell securities.

PAGE

The following table sets forth certain information regarding carrying values and  percentage of total carrying values, which is estimated market value, of the  Company's consolidated portfolio of securities classified as available for sale (in thousands).



                                                At March 31
                       ----------------------------------------------------------------
                              1997                  1996                   1995
                       -------------------   --------------------   -------------------
                       Carrying Percent of   Carrying  Percent of   Carrying Percent of
                         value     Total      value       Total      value     Total
                         -----     -----      -----       -----      -----     -----
U.S. Government
  Treasury and
  agency obligations  $ 67,417     23.45%    $ 70,389     24.13%   $ 12,375    53.63%
Municipal bonds         33,969     11.81       29,365     10.07          --       --
Corporate bonds          7,997      2.78       11,632      3.99       4,247    18.40
Other                    3,758      1.31        3,116      1.07       2,705    11.72

Mortgage-backed or
  related securities
Mortgage-backed
  securities:
   GNMA                 20,273      7.05       22,181      7.60          --       --
   FHLMC                 3,868      1.35        5,010      1.72          --       --
   FNMA                  7,281      2.53        8,413      2.88          --       --
   Private issue            --     --.         10,760      3.69          --       --
                      --------     -----      -------     -----     -------   ------
    Total mortgage-
     backed securities  31,422     10.93       46,364     15.89          --       --

Mortgage-related
  securities
   CMOs-agency backed  117,212     40.77      104,771     35.92       2,105     9.12
   CMOs-Non-agency      25,741      8.95       26,050      8.93       1,645     7.13
                      --------     -----     --------     -----     -------   ------
    Total mortgage-
     related
     securities        142,953     49.72      130,821     44.85       3,750    16.25
                      --------     -----     --------     -----     -------   ------
       Total           174,375     60.65      177,185     60.74       3,750    16.25
                      --------     -----     --------     -----     -------   ------

Total securities
  available for sale $ 287,516    100.00%    $291,687    100.00%   $ 23,077   100.00%
                     =========    =======    ========    =======   ========   =======

                                       21

The following table sets forth certain information regarding carrying values and market values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as held to maturity.

                                                At March 31
              ----------------------------------------------------------------------------
                      1997                      1996                      1995
              ------------------------  ------------------------  ------------------------
                       Esti-                     Esti-                     Esti-
                       mated  Percent            mated  Percent            mated  Percent
             Carrying  Market   of     Carrying  Market   of     Carrying  Market   of
               value   value   Total   value     value   Total   value     value  Total
               -----   ------ ------   -----     -----  -------  -----     ------ -------
                                                         (Dollars in thousands)
U.S. Government
 Treasury and
 agency
 obligations   $  --  $  --      --%  $    --  $   --      --% $    -- $    --      --%
Municipal
 bonds            --     --      --        --      --      --   27,796  28,641   18.92
Corporate
 bonds            --     --      --        --      --      --   28,352  28,240   19.29
Certificates
 of deposit      987    987  100.00%    2,059   2,059  100.00    4,217   4,217    2.87
Other             --     --      --        --      --      --       --      --      --

Mortgage-
 backed or
 related
 securities
Mortgage-
 backed
 securities:
   GNMA           --     --      --        --      --      --    2,393   2,431    1.63
   FHLMC          --     --      --        --      --      --    5,721   5,851    3.89
   FNMA           --     --      --        --      --      --   10,288  10,296    7.00
   Total
    mortgage-
    backed
    securities    --     --      --       --       --      --   18,402  18,578   12.52

Mortgage-
 related
 securities
  CMOs-
   agency
   backed         --     --      --        --      --      --   55,181  52,291   37.56
  CMOs-
   Non-agency     --     --      --        --      --      --   12,983  12,300    8.84

  Total
   mortgage-
   related
   securities     --     --      --        --      --      --   68,164  64,591   46.40
     Total        --     --      --        --      --      --   86,566  83,169   58.92

Total
 securities
 held to
 maturity     $  987  $ 987  100.00%  $ 2,059 $ 2,059 100.00% $146,931 $144,267  100.00%
              ======  =====  ======   ======= ======= ======  ======== ========  ======

                                       22

PAGE

The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities (dollars in thousands):

                                                                  At March 31, 1997
              -----------------------------------------------------------------------------------------------------------------
                                      Over             Over               Over
                    One Year          One to           Five to            Ten to              Over
                    or Less          Five Years        Ten Years          Twenty Years        Twenty Years     Total
              ------------------ ------------------ ------------------ ------------------ ------------------ ------------------
                        Weighted           Weighted           Weighted           Weighted           Weighted           Weighted
              Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average
              Value     Yield    Value     Yield    Value     Yield    Value     Yield    Value     Yield    Value     Yield
              --------  -------  --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
Available for Sale
------------------
U.S. Government
 Treasury and
 agency obligations
Fixed-rate     $21,423   5.58%    $41,070   6.13%    $   966    6.80%   $   983   5.93%   $    --      --%    $64,442   5.95%
Adjustable-rate  2,975   6.06         --      --         --       --        --      --         --      --       2,975   6.06
              --------  -------  --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                24,398   5.64      41,070   6.13         966    6.80        983   5.93         --      --      67,417   5.95

Municipal bonds  2,311   5.11      10,941   6.22       9,920    6.29      9,409   6.71       1,388    6.50     33,969   6.31
Corporate bonds
 Fixed-rate      3,714   6.14       2,283   7.05         --      --       2,000   4.85         --      --       7,997   6.07
 Adjustable-rate   --     --          --     --          --      --         --     --          --      --         --     --
              --------  -------  --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                 3,714   6.14       2,283   7.05         --      --       2,000   4.85         --      --       7,997   6.07
Mortgage-backed
 obligations:
 Fixed-rate         80   9.29         874   6.61         --      --       1,859  10.08      19,730    7.57     22,543   7.75
 Adjustable-rate 8,331   6.91         548   6.53         --      --         --     --          --      --       8,879   6.89
              --------  -------  --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                 8,411   6.93       1,422   6.58         --      --       1,859  10.08      19,730    7.57     31,422   7.51
Mortgage-related
obligations:
 Fixed-rate        --     --          --     --          --      --       9,006   5.47      12,218    6.99     21,224   6.35
 Adjustable-
  rate         121,729   6.58         --     --          --      --         --     --          --      --     121,729   6.58
              --------  -------  --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
               121,729   6.58         --     --          --      --       9,006   5.47      12,218    6.99    142,953   6.55
Total mortgage-
 backed or related
 obligations   130,140   6.60       1,422    6.58        --      --      10,865   6.26      31,948    7.35    174,375   6.72
Other stock      1,531   7.90         808    6.64      1,419   22.10        --     --          --      --       3,758  12.99
Total securities
 available for sale-
carrying value$162,094   6.44%   $ 56,524    6.20%  $ 12,305    8.15%  $ 23,257   6.31%   $ 33,336    7.31%  $287,516   6.56%
Total securities
 available for sale-
amortized cost$164,032           $ 56,628           $ 10,839           $ 22,804           $ 33,830           $288,142
Held to Maturity
--------
Certificates of deposit-
fixed rate      $  793   5.10%   $    194    5.00%  $    --      --    $    --     --     $    --      --    $    987   5.08%


                                       23

PAGE

Deposit Activities and Other Sources of Funds

General: Deposits, FHLB advances (or borrowings) and loan repayments are the major sources of the Banks' funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes. The Banks do not currently solicit brokered deposits.

Deposit Accounts: Deposits are attracted from within the Banks' primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of their deposit accounts, the Banks consider current market interest rates, profitability to the Banks, matching deposit and loan products and their customer preferences and concerns. The Banks generally review their deposit mix and pricing weekly.

The Banks compete with other financial institutions and financial intermediaries in attracting deposits. Competition from mutual funds has been particularly strong in recent years due to the performance of the stock market. In addition, there is strong competition for savings dollars from commercial banks, credit unions, and nonbank corporations, such as securities brokerage companies and other diversified companies, some of which have nationwide networks of offices.

The Banks, especially FSBW, have been most successful in attracting a broad range of retail time deposits and, at March 31, 1997, the Banks had a total of $330.3 million in retail time deposits, of which $233.7 million had original maturities of one year or longer. The most popular time deposit is the one year certificate, which totaled $108.4 million at March 31, 1997.

As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have other transaction
accounts.   However, as reflected in the balances and percentages for March
31, 1997, the acquisition of IEB has added significantly to demand, Now and Money Market accounts for the Company.

PAGE

The following table sets forth the balances of deposits in the various types of accounts offered by the
Banks at the dates indicated (in thousands).


                                           At March 31
            ------------------------------------------------------------------------
                    1997                       1996                     1995
            ------------------------- --------------------------  ------------------
                    % of   Increase            % of   Increase                % of
            Amount  Total  (Decrease) Amount   Total  (Decrease)  Amount      Total
            ------  -----  ---------- ------   -----  ----------  ------      -----

Demand and NOW
 checking  $93,630  17.18%  54,635  $ 38,995   10.42%  $  3,482  $ 35,514      9.86%
Regular
 savings
 accounts   44,131   8.10   11,632    32,499    8.69     (4,712)   37,210     10.33
Money
 market
 accounts   76,869  14.11   47,282    29,587    7.91     (1,091)   30,678      8.51
Certi-
 ficates
 which
 mature:
  Within
  1 year   212,853  39.05   34,431   178,422   47.70     19,976   158,446     43.97
  After
  1 year,
  but
  within
  2 years   53,553   9.83   21,903    31,650    8.46     (5,227)   36,877     10.23
  After
  2 years,
  but
  within
  5 years   40,963   7.52   (3,129)   44,092   11.79        952    43,140     11.97
  Certi-
  ficates
  matur-
  ing
  there-
  after     22,968   4.21    4,149    18,819    5.03        332    18,487     5.13
          -------- ------  -------  --------  ------   -------- ---------   ------


   Total  $544,967 100.00% 170,903  $374,064  100.00%  $ 13,712 $ 360,352   100.00%
          ======== ======= =======  ========  =======  ======== =========   =======

The following table sets forth the deposit activities of the Banks for the periods indicated (in thousands).
                                          Year Ended March 31,
                                      ---------------------------
                                        1997     1996      1995
                                        ----     ----      ----

Beginning balance                     $374,064 $360,352  $352,547

Acquisition of subsidiary - IEB        134,610      - -       - -
Net increase (decrease)
 before interest credited               14,557   (5,264)   (7,674)
Interest credited                       21,736   18,976    15,479
                                      --------  -------  --------
Net increase in savings deposits       170,903   13,712     7,805
                                      -------- --------  --------

Ending balance                        $544,967 $374,064  $360,352
                                      ======== ========  ========

The following table indicates the amount of the Banks' jumbo certificates of deposit by time remaining until maturity as of March 31, 1997. Jumbo certificates of deposit require a minimum deposit of $100,000 and rates paid on such accounts are negotiable (in thousands).
                                     Jumbo
Maturity Period                  Certificates
---------------                   of deposits
                                  -----------
Six months or less                   $ 21,902
Six through twelve months              17,627
Over twelve months                     18,894
                                     --------

PAGE

   Total                             $ 58,423
                                     ========

PAGE

Borrowings: Deposits are the primary source of funds for the Banks' lending and investment activities and for their general business purposes. FSBW also uses borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to more effectively leverage its capital position. The FHLB-Seattle serves as FSBW's primary borrowing source. Advances from the FHLB-Seattle are typically secured by FSBW's first mortgage loans. At March 31, 1997, FSBW had $231.5 million of borrowings from the FHLB-Seattle at a weighted average rate of 5.96%. FSBW has been authorized by the FHLB-Seattle to borrow up to 40% of it's total assets under a blanket floating lien security agreement, permitting a borrowing capacity of $326.0 million at March 31, 1996. Additional funds may be obtained through commercial banking credit lines.

The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member, FSBW is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

FSBW also uses retail repurchase agreements due generally within 90 days as a source of funds. At March 31, 1997, retail repurchase agreements totaling $10.0 million with interest rates from 5.26% to 7.18% are secured by a pledge of certain FNMA and FHLMC mortgage-backed securities with a market value of $11.2 million.

FSBW also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds FSBW's securities while FSBW continues to receive the principal and interest payments from the security. FSBW's outstanding borrowings at March 31, 1997, under wholesale repurchase agreements, totaled $52.2 million and were collateralized by mortgage-backed securities with a fair value of $55.1 million.

(See "Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources".)

The following table sets forth certain information regarding material borrowings by the Company at the dates and for the periods indicated (dollars in thousands):

                                       At March 31
                             ------------------------------
                             1997         1996         1995
                             ----         ----         ----
Weighted average rate
 at year end on:
  FHLB advances              5.96%        5.43%        6.35%
  Retail repurchase
   agreements                5.76         5.35         6.04
  Wholesale repurchase
   agreements                5.53         5.41         N/A



                                       At March 31
                             ------------------------------
                            1997          1996         1995
                            ----          ----         ----
Maximum amount of
 borrowings outstanding
 at any month end:
    FHLB advances       $235,098      $179,419     $ 72,135
    Retail repurchase
     agreements           11,119         9,789        8,040
    Wholesale
     repurchase
     agreements           52,174         9,863          N/A
Approximate annual
 average short-term
 borrowings out-
 standing with
 respect to:
    FHLB advances        214,563        66,252       42,419
    Retail repurchase
     agreements           11,322         7,620        7,424
    Wholesale
    repurchase
    agreements            26,649           162          N/A
Approximated annual
 weighted average
 rate paid on:(1)
    FHLB advances           5.83%         5.80%        5.60%
    Retail repurchase
     agreements             4.80          6.15         5.08
    Wholesale
     repurchase
     agreements             5.96          5.41         N/A

---------------
(1) Computed using the weighted rates of each individual transaction.

PAGE

                        Personnel

As of March 31, 1997, the Company had 275 full-time and 32 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

                        Taxation
Federal Taxation

General. The Company and the Banks report their income on a calendar year basis using the accrual method of accounting. The Company and the Banks are subject to federal income taxation in the same manner as other corporations with some exceptions including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Banks.

Bad Debt Reserve. Historically, savings institutions such as FSBW which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. FSBW's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on FSBW's actual loss experience, or a percentage equal to 8% of FSBW's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to FSBW's loss experience, it generally recognized a bad debt deduction equal to 8% of taxable income.

In August 1996, provisions repealing the current thrift bad debt rules were enacted by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). FSBW has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, because FSBW is a "large" bank (i.e., assets in excess of $500 million), FSBW's bad debt deduction will be determined on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average residential lending activity for the six taxable years preceding 1996. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution qualifies as a bank as defined by the statute. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

Distributions. To the extent that FSBW makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of their bad debt reserves as of December 31, 1987 (or a lesser amount if FSBW's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in FSBW's taxable income. Nondividend distributions include distributions in excess of FSBW's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of FSBW's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from FSBW's bad debt reserves.

The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. FSBW does not intend to pay dividends that would result in a recapture of any portion of their tax bad debt reserve.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which the corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of
 .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Banks, whether or not an Alternative Minimum Tax ("AMT") is paid. Under President Clinton's 1998 budget proposal, the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008.

Dividends-Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Banks as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Banks will not file a consolidated tax return, except that if the Company or the Banks own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

There have not been any IRS audits of the Company's or the Banks' federal income tax returns during the past five years.

                  Environmental Regulation

The business of the Company is affected from time to time by federal and state laws and regulations relating to hazardous substances. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect the Company both as an owner of branches and other properties used in its business and as a lender holding a security interest in property which is found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect the Company's decision of whether or not to foreclose on a property. Before foreclosing on commercial real estate, it is the Company's general policy to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause the Company to elect not to foreclose on the property, thereby reducing the Company's flexibility in handling the loan.

                       Competition

The Banks encounter significant competition both in attracting deposits and in originating real estate loans. Their most direct competition for deposits has come historically from other commercial and savings banks, savings associations and credit unions in their market areas. More recently, the Banks have witnessed an increased level of competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles. The Banks expect continued strong competition from such financial institutions and investment vehicles in the foreseeable future. The ability of the Banks to attract and retain deposits depends on their ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk of loss of principal, convenience of locations and other factors. The Banks compete for deposits by offering depositors a variety of deposit accounts and financial services at competitive rates, convenient business hours, and a high level of personal service and expertise.

The competition for loans comes principally from commercial banks, loan brokers, mortgage banking companies, other savings banks and credit unions. The competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Banks' market areas as well as the increased efforts by commercial banks and credit unions to expand mortgage loan originations.

The Banks compete for loans primarily through offering competitive rates and fees and providing excellent services to borrowers and home builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

PAGE

                              Regulation

The Banks

General: As state-chartered, federally insured financial institutions, the Banks are subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Banks are regularly examined by the FDIC and their state banking regulators and file periodic reports concerning their activities and financial condition with their regulators. The Banks' relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

Federal and state banking laws and regulations govern all areas of the operation of the Banks, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Banks have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

State Regulation and Supervision: As a state-chartered savings bank, FSBW is subject to applicable provisions of Washington law and regulations. As a state-chartered commercial bank, IEB is subject to applicable provisions of Oregon law and regulations. State law and regulations govern the Banks' ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Banks are subject to periodic examination and reporting requirements by and of their state banking regulators.

Deposit Insurance: The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Banks' deposits, the FDIC has examination, supervisory and enforcement authority over the Banks.

FSBW's accounts are insured by the SAIF and IEB's accounts are insured by the BIF to the maximum extent permitted by law. The Banks pay deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital
- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications.

Pursuant to the Deposit Insurance Funds Act of 1996 (the "DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including FSBW, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF- assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date.

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

Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Banks.

Prompt Corrective Action: Under Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a Tier I leverage capital ratio that is less than 3.0%; and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

At March 31, 1997, the Banks were categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Standards for Safety and Soundness: The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings and (viii) compensation, fees and benefits (Guidelines). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that either Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to
achieve compliance with the standard.   FDIC regulations  establish deadlines
for the submission and review of such safety and soundness compliance plans.

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

Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

PAGE

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

The Company believes that, under the current regulations, the Banks will continue to meet their minimum capital requirements in the foreseeable future. However, events beyond the control of the Banks, such as a downturn in the economy in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their capital requirements.

Activities and Investments of Insured State-Chartered Banks: Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Federal law provides that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Federal Reserve System: In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $49.3 million of transaction accounts, of which the first $4.4 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of March 31, 1997, the Banks met their reserve requirements.

Affiliate Transactions: The Company and the Banks are legal entities separate and distinct. Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Banks as those prevailing at the time for transactions with unaffiliated companies.

Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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

Dividends: Dividends from the Banks will constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Banks to the Company will depend upon the Banks' earnings and capital position, and is limited by federal and state laws, regulations and policies.

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

The Company

General: The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended
(BHCA) and the regulations of the Federal Reserve. The Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

PAGE

Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. The Riegle-Neal Act allows the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

Additionally, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

The Riegle-Neal Act authorizes the applicable federal banking agency to approve interstate branching de novo by national and state banks, but only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of March 31, 1997 the Company's total risk based capital was 26.77% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 25.52% of risk-weighted assets.

PAGE

                    MANAGEMENT PERSONNEL

Executive Officers

The following table sets forth information with respect to the executive officers of the Company.
                                Position              Position
Name           Age (1)        with Company           with Banks
----           -------        ------------           ----------

Gary Sirmon    53             Chief Executive        FSBW - Chief
                              Officer,               Executive
                 President and          Officer,
                              Director               President
                                                     and
                                                     Director,
                                                     IEB -
                                                     Director

D. Allan Roth  60             Secretary/Treasurer    FSBW -
                                                     Executive
                                                     Vice
                                                     President
                                                     and Chief
                                                     Financial
                                                     Officer

Michael K.
 Larsen        54             Vice President         FSBW -
                                                     Executive
                                                     Vice
                                                     President
                                                     and Chief
                                                     Lending
                                                     Officer

----------------
(1)  As of March 31, 1997.

Biographical Information
Set forth below is certain information regarding the executive officers of the Company. Each resides in Walla Walla and has held his current occupation for the last five years. There are no family relationships among or between the directors or executive officers.

Gary Sirmon is Chief Executive Officer, President and a director of the Company and FSBW; and a Director of IEB. He joined FSBW in 1980 as an executive vice president and assumed his current position in 1982.

D. Allan Roth is Executive Vice President and Chief Financial Officer of FSBW and is Secretary/Treasurer of the Company. He joined FSBW in 1965.

Michael K. Larsen is Executive Vice President and Chief Lending Officer of FSBW and is Vice President of the Company. He joined FSBW in 1981.

PAGE

Item 2 - Properties

The Company's home office, which is owned by the Company, is located in Walla Walla, Washington. First Savings has, in total, 16 branch offices, all of which are located in the State of Washington. These offices are located in the cities of Walla Walla (3), Kennewick (2), Richland, Clarkston, Sunnyside,
Yakima (4), Selah, Wenatchee, East Wenatchee, and Dayton.   Of these offices,
13 are owned by the Company and 3 are leased. The leases expire from 1998 through 2000. In addition to these, First Savings has three leased loan production offices in Bellevue, Spokane and Puyallup, Washington. The leases expire from 1998 through 2000. IEB's main office is located in Hermiston, Oregon and is owned by the Company. IEB has, in total, four branch offices and a drive-up facility, all of which are located in the State of Oregon. These offices, which are owned by the Company, are located in Pendleton, Umatilla, Boardman and Stanfield. IEB also has a remote drive-up facility in Hermiston, which is owned, and two loan production offices in Condon and La Grande, which are on month-to- month leases. IEB also leases two facilities in Hermiston for its mortgage division and for its information systems. The Company's net investment in its offices, premises, equipment and leaseholds was $10.5 million at March 31, 1997.

Item 3 - Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Banks, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Banks hold security interests, claims involving the making and servicing of real property loans and other issues incident to the Banks' business. The Company and the Banks are not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

                          Part II

Item 5 - Market for Registrant's Common Equity and Related
Stockholder Matters

Stock Listing

First Savings Bank of Washington Bancorp, Inc. common stock is traded over-the-counter on the Nasdaq National Market under the symbol "FWWB." Newspaper stock tables list the company as "FSBWA." Stockholders of record at March 31, 1997 totaled 844. This total does not reflect the number of persons or entitles who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low sale prices of the Company's common stock since the conversion.

                                                Cash
                                              Dividends
     Fiscal 1996        High        Low       Declared
     -----------        ----        ---       --------
     Third quarter     $13.25      $12.44      $0.05
     Fourth quarter     13.50       12.38       0.05

                                                Cash
                                              Dividends
     Fiscal 1997        High        Low       Declared
     -----------        ----        ---       --------
     First quarter     $15.63      $13.38      $0.05
     Second quarter     17.25       14.50       0.05
     Third quarter      19.00       16.56       0.05
     Fourth quarter     22.13       18.00       0.07

Item 6 - Selected Financial Data

The following tables set forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. This information is derived from and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto presented elsewhere in this filing. Information for fiscal years prior to March 31, 1996, is for First Savings Bank's former mutual holding company.

FINANCIAL CONDITION DATA:

                                  At March 31,
                  ---------------------------------------------
                  1997       1996      1995      1994      1993
                  ----       ----     -----      ----      ----
                                  (In thousands)

Total assets   $1,007,633  $743,176  $491,368  $425,936  $379,124
Loans
 receivable,
 net              645,881   415,295   299,403   246,264   235,960
Cash, interest-
 bearing deposits
 and securi-
 ties (1)         312,991   302,772   175,505   165,065   130,595
 Deposits         544,967   374,064   360,352   352,547   327,100
Borrowings        293,700   199,071    70,338    17,655     6,515
Equity            148,636   154,142    50,251    44,931    35,546
Shares out-
 standing
 excluding
 unearned
 restricted
 shares held
 in ESOP.           9,744    10,077     N/A        N/A       N/A

                                  At March 31,
                  ---------------------------------------------
                  1997       1996      1995      1994      1993
                  ----       ----     -----      ----      ----
                                  (In thousands)
OPERATING DATA:

Interest
 income           $67,292   $41,409   $33,652   $31,342   $31,422
Interest
 expense           36,372    23,287    18,230    15,707    16,630
   Net interest    ------    ------    ------    ------    ------
    income         30,920    18,122    15,422    15,635    14,792
Provision for
 loan losses        1,423       524       391       440     1,335
   Net interest    ------    ------    ------    ------    ------
    income after
    provision for
    loan losses    29,497    17,598    15,031    15,195    13,457

Gains (losses)
 from sale of
 loans and
 securities           701       387      (121)    3,390     3,353
Other operating
 income             2,455     1,281     1,219     2,045       834
Other operating
 expense           19,416    10,383    10,022     8,610     8,390
                   ------    ------    ------    ------    ------
Income before
 provision for
 income taxes
 and cumulative
 effect of
 change in
 accounting        13,237     8,883     6,107    12,020     9,254
Provision for
 income taxes       3,923     2,631     1,335     2,635     2,836
                   ------    ------    ------    ------    ------
Income before
 cumulative
 effect of
 change in
 accounting         9,314     6,252     4,772     9,385     6,418

Cumulative effect
 of change in
 accounting            --        --       396        --        --
                   ------    ------    ------    ------    ------
Net income         $9,314    $6,252    $5,168    $9,385    $6,418
                   ======    ======    ======    ======    ======

                          (footnotes on following page)

PAGE

KEY FINANCIAL RATIOS:

    The table below sets forth certain ratios of the Company at or for the periods indicated.

                            At or For the Years Ended March 31,
                           -------------------------------------
                           1997    1996    1995     1994    1993
                           ----    ----    ----     ----    ----
Performance Ratios:
  Return on average
   assets (2)             1.04%    1.11%   1.12%    2.32%   1.76%
  Return on average
   equity (3)             6.30     6.62   10.85    23.73   20.04
  Average equity to
   average assets        16.58    16.75   10.34     9.77    8.77
  Interest rate
   spread (4)             2.83     2.49    3.05     3.63    3.80
  Net interest
   margin (5)             3.59     3.33    3.47     4.02    4.21
  Non-interest expense
   to average assets      2.18     1.84    2.17     2.13    2.30
  Average interest-
   earning assets
   to interest-bearing
   liabilities          118.11   119.80  110.31   109.72  108.62
  Dividend payout
   ratio                 23.16      (*)     (*)      (*)     (*)

Asset Quality Ratios:
  Allowance for loan
   losses as a percent
   of total loans at
   end of period          0.95     0.89    1.06     1.20    1.13
  Net loan charge-offs
   as a percent of
   average outstanding
   loans during the
   period                 0.04     0.01    0.10     0.05    0.19
  Non-performing assets
   as a percent of
   total assets           0.31     0.17    0.19     0.34    1.12
  Ratio of allowance
   for loan losses
   to non-performing
   loans (6)              3.20     7.53   10.41     5.01    1.20

Consolidated Capital
 Ratio:
 Tier 1 leverage
  capital ratio          13.68    20.78   10.19    10.55    9.38
--------------
(1)  Includes securities available for sale and held to maturity.
(2)  Net income divided by average assets.
(3)  Net income divided by average equity.
(4) Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest income before provision for loan losses as a percent of average interest-earning assets.
(6)  Non-performing loans consist of nonaccrual and 90 days past due loans.

(*) First Savings Bank converted from mutual to stock ownership on 10/31/95, therefore data is not meaningful for these fiscal periods.

PAGE

ITEM 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis and other portions of this report contain certain "forward-looking statements" concerning the future operations of First Savings Bank of Washington Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

First Savings Bank of Washington Bancorp, Inc. (the Company), a Delaware corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank (IEB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its sixteen branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income significantly increased for the recent year ended March 31, 1997, when compared to the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. As further explained below, net income for the year also increased reflecting the rise in net interest income and a substantial increase in other operating income, which were somewhat offset by increases in operating expenses and the provision for income taxes. Operating results and, in particular, non-interest operating expenses for the year ended March 31, 1997, were significantly affected by the special assessment to recapitalize the SAIF. Operating results for the period were also significantly affected by the acquisition of IEB during fiscal 1997.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Recent Developments and Significant Events Since March 31, 1996

On November 19, 1996, the Company completed its stock repurchase program initiated in April 1996 which authorized the repurchase of 545,525 shares of its outstanding common stock. On November 20, 1996, the Company's Board of Directors approved continuance of the stock repurchase program authorizing the purchase of up to 10% of total shares outstanding over the next 12 months.
As of March 31, 1997, the Company has repurchased a total of 795,525 shares at an average price of $16.22 per share. The Company has reserved 436,425 of the repurchased shares for its Management Recognition and Development Plan (MRP) of which 403,882 shares were awarded as of March 31, 1997 (see Note 16 to financial statements).

PAGE

During the past fiscal year the U.S. Congress passed legislation requiring that all financial institutions with deposits insured by the SAIF pay a special assessment to recapitalize the SAIF. This assessment resulted in the Company's SAIF insured subsidiary, FSBW, paying $2.4 million to the SAIF.
The assessment was calculated at .657% of insured deposits as of March 31, 1995. The special assessment, charged to every depository institution in the country with deposits insured by the SAIF, was contained in the U.S. Congressional omnibus appropriations package passed on September 30, 1996. As a result of the recapitalization of the SAIF, the FDIC lowered deposit insurance premiums from $.23 per $100 of deposits to $.065 per $100 of deposits beginning January 1, 1997. The $2.4 million assessment ($1.6 million after tax) was recorded as part of the Company's non-interest expense in the quarter ended September 30, 1996. Excluding the special assessment, the Company's net income for the year ended March 31, 1997 would have been approximately $10.9 million, or $1.11 per share compared with net income of $6.3 million for the comparable period in fiscal 1996. Management estimates that this special assessment expense will be offset during the next three to four years through anticipated lower depository insurance costs.

The Company completed the acquisition of Inland Empire Bank of Hermiston, Oregon effective August 1, 1996. The Company paid the former shareholders of IEB $60.8951 per share, in cash, for a total acquisition price of $32.8 million. IEB has five full service branches, a remote drive-up facility and two loan production offices located in northeast Oregon. The acquisition of IEB was treated as a purchase for accounting purposes. The Company acquired an institution with assets of $170.5 million and assumed liabilities of $137.9 million including $134.6 million of deposits. "Goodwill", which is the excess of the purchase price (cost) over the net fair value of the assets and liabilities acquired, was recorded at $12.5 million. Amortization of "goodwill" over a 14 year period will result in a charge to earnings of approximately $893,000 per year (see Note 2 to financial statements for additional information).

Comparison of Financial Condition at March 31, 1997 and March 31, 1996

Total assets increased $264.5 million, or 35.6%, from $743.2 million at March 31, 1996, to $1,007.6 million at March 31, 1997. The majority of the growth, $170.5 million (adjusted to fair market value), was from the August 1996 acquisition of IEB. The balance of the increase resulted from growth in net loans receivable that was funded primarily with borrowings.

Loans receivable grew $230.6 million, or 55.5%, from $415.3 million at March 31, 1996, to $645.9 million at March 31, 1997. The acquisition of IEB contributed $90.5 million of the increase. The remaining increase in loans of $140.1 million was funded primarily by a net increase of $94.6 million, or 47.5%, in FHLB advances and other borrowings, such as wholesale repurchase agreements, from $199.1 million at March 31, 1996, to $293.7 million on March 31, 1997. The balance of loan growth was funded from growth in deposits and current period earnings. Securities available for sale and held to maturity decreased a net $5.2 million to $288.5 million at March 31, 1997, from
$293.7 million at March 31,1996. Federal Home Loan Bank Stock increased $3.8 million as the Company was required to purchase more stock as a result of its increased use of FHLB advances. Deposits grew $170.9 million, or 45.7%, from
$374.1 million  at March 31, 1996, to $545.0 million at March 31, 1997.   The
acquisition of IEB contributed $134.6 million of the increase.

Comparison of Operating Results for the Years Ended March 31, 1997 and March 31, 1996

General. Net income for fiscal 1997 was $9.3 million, or $.95 per share, compared to net income of $6.3 million recorded in fiscal 1996. Net income for the year ended March 31, 1997, was significantly affected by the $2.4 million ($1.6 million after tax) non-interest expense representing the Company's share of an industry-wide special assessment in the second quarter to recapitalize the SAIF. In addition, the year ended March 31, 1997, included eight months of combined operations with IEB which the Company acquired on August 1, 1996. The acquisition significantly affected the Company's operating results for the year ended March 31, 1997.

PAGE

The Company's return on average equity for the year ended March 31, 1997, decreased to 6.30% as compared to 6.62% for the year ended March 31, 1996, which was expected due to the large increase in average equity resulting from the October 31, 1995, stock offering that was present for a full year in fiscal 1997 versus five months in fiscal 1996.

Interest Income. Interest income for the year ended March 31, 1997, was $67.3 million compared to $41.4 million for the year ended March 31, 1996, an increase of $25.9 million, or 62.5%. The increase in interest income was a result of a $317.7 million, or 58.3%, growth in average balances of interest-earning assets combined with a 20 basis point increase in the average yield on those assets. The yield on average assets rose to 7.81% in fiscal 1997 compared to 7.61% in fiscal 1996. Average loans receivable for fiscal 1997 increased by $217.2 million, or 66.2% when compared to fiscal 1996. Interest income on loans increased by $19.1 million, or 69.5%, compared to the prior year reflecting the impact of the increase in average loan balances and a 17 basis point increase in the average yield primarily resulting from
the addition of $90.5 million of higher yielding loans held by IEB.   Loans
yielded 8.54% for fiscal 1997 compared to 8.37% for fiscal 1996. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $100.5 million in fiscal 1997, and interest and dividend income from those investments rose by $6.8 million for fiscal 1997 compared to fiscal 1996. The average yield on mortgage-backed securities rose from 6.65% for the year ended March 31, 1996, to 6.86% in 1997. The average yield on investment securities and deposits decreased from 6.23% for fiscal 1996 to 6.13% in 1997. Earnings on FHLB stock increased by $561,000 reflecting an increase of $6.9 million in the average balance of FHLB stock for the year ended March 31, 1997, and a 70 basis point increase in the dividend yield on that stock.

Interest Expense. Interest expense for the year ended March 31, 1997, was $36.4 million compared to $23.3 million for the comparable period in 1996, an increase of $13.1 million, or 56.2%. The increase in interest expense was due to the $275.4 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in fiscal 1997 was largely due to a $178.7 million increase in the average balance of FHLB advances and other borrowings combined with a $96.8 million growth in average deposits coming primarily from the acquisition of IEB. Average FHLB advances totaled $214.6 million during the year ended March 31, 1997, as compared to $66.3 million during the year ended March 31, 1996, resulting in an $8.7 million increase in related interest expense. The average rate paid on those advances increased to 5.83% for fiscal 1997 from 5.80% for fiscal 1996. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $30.4 million from $7.6 million for the year ended March 31, 1996, to $38.0 million for the same period in 1997, and the related interest expense increased $1.7 million from $469,000 to $2.1 million for the respective periods. The bulk of this growth in other borrowings reflects an increase in repurchase agreements with investment banking firms that are being used to finance a portion of the Company's assets. Deposit interest expense increased $2.8 million for the year ended March 31, 1997. Average deposit balances increased from $380.6 million for the year ended March 31, 1996, to $477.4 million for the year ended March 31, 1997, while, at the same time, the average rate paid on deposit balances decreased 44 basis points. The decline in the rate paid on deposits primarily reflects the acquisition of IEB's $30.8 million of non-interest-bearing deposits.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 1997, increased by $899,000 to $1.4 million compared to $524,000 for fiscal 1996. This increase is primarily reflective of the need to provide a higher allowance level for the $140.1 million growth in loans receivable for the fiscal year (excluding the acquisition of IEB's $90.5 million loan portfolio). Fiscal 1997 loan growth included $46.3 million of growth in higher risk construction and land loans and the addition of new lines of lending business in commercial, including agribusiness, and expanded consumer lending. These loans, based on historical industry statistics, have a higher percentage of losses than the Company has previously experienced in its prior mortgage related lending and for this reason management is expecting increased losses and has increased its current year provision for loan losses. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio.

PAGE

These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

Other Operating Income. Other operating income increased from $1.7 million for the year ended March 31, 1996, to $3.2 million for the year ended March 31, 1997. The increase was primarily due to a $1.1 million increase in other fees and service charges due largely to IEB operations earning higher fees as a commercial bank combined with increased fee income at FSBW reflecting deposit growth and pricing adjustments. In addition, there was a $314,000 increase in net gains on securities and loans sold in fiscal 1997 as compared to 1996.

Other Operating Expenses. Other operating expenses increased $9.0 million from $10.4 million for the year ended March 31, 1996, to $19.4 million for the year ended March 31, 1997. The increase in non-interest operating expenses for fiscal 1997 was primarily due to the addition of $4.2 million of IEB operating expenses during the eight month period subsequent to acquisition. Included in these IEB operating expenses is $592,000 of amortization of "goodwill". In addition, fiscal 1997 expenses include the $2.4 million SAIF assessment. The increase also reflects growth of the Company including increased personnel costs and increases in legal, accounting and insurance costs relating to operating as a public company. This aggregate increase was marginally reduced by a $395,000 increase in capitalized loan origination costs reflecting a $67.9 million increase in loan origination volume for fiscal 1997 compared to the same period in 1996.

Income Taxes. Income tax expense for the year ended March 31, 1997, increased $1.3 million from fiscal 1996. The Company's effective tax rate increased slightly to 29.64% for fiscal 1997, from 29.62% for fiscal 1996. The existence of substantial non-taxable interest income from municipal securities and loans primarily accounts for the reduction in tax rates from statutory levels. The expected increase in income taxes was due to the $4.4 million increase in before-tax income during fiscal 1997 as compared to fiscal 1996. Management is anticipating that the Company's effective tax rate for fiscal 1998 will increase from the fiscal 1997 rate of 29.64% to around 32% or 33%. This increase is expected as the result of the effects of a full year of IEB's state tax rates combined with a full year of non-deductible expenses associated with "goodwill" amortization. In addition, if the Company's average market price continues to hold or rise above recent fourth quarter levels of $20 to $21 per share, the non-deductible expense related to recording the difference between the cost and the fair market value of released Employees Stock Ownership Plan (ESOP) shares will be greater in fiscal 1998 resulting in an increased tax provision and effective tax rate for future periods.

Comparison of Operating Results for the Years Ended March 31, 1996 and March 31, 1995

General. Net income increased $1.1 million, or 21.0%, from $5.2 million for the year ended March 31, 1995, to $6.3 million for the year ended March 31, 1996. The year to year operating results were primarily affected by an increase in net interest income combined with a decrease in losses from the sale of loans and investments. Net interest income increased $2.57 million from $15.03 million for the year ended March 31, 1995, to $17.6 million for the year ended March 31, 1996, due in large part to a $48.5 million increase in the Company's average balance of net interest-earning assets. For the year ended March 31, 1996, net gains on sales of loans and securities totaled $387,000 compared to net losses of $121,000 for the year ended March 31, 1995. These increases were substantially offset by increases in operating expenses and the provision for income taxes. The Company's return on average equity decreased from 10.85% for the year ended March 31, 1995, to 6.62% for the year ended March 31, 1996, which was expected due to the large increase in equity from the stock offering.

PAGE

Interest Income. Interest income for the year ended March 31, 1996, was $41.4 million compared to $33.7 million for the year ended March 31, 1995, an increase of $7.76 million, or 23.1%. The increase in interest income was a result of a $100.3 million growth in average balances of interest-earning assets and a slight increase in the average yield on those assets from 7.58% in fiscal 1995 to 7.61% in fiscal 1996. Average loans receivable increased by $51.7 million, or 18.7%, in 1996. Interest income on loans increased by $4.69 million or 20.6%, reflecting the impact of increased loan volume and a 13 basis point increase in the average yield on the Company's loans. Loans yielded 8.37% for the year ended March 31, 1996, compared to 8.24% for the year ended March 31, 1995. Loan yields were enhanced by higher rates on new originations and by upward adjustments on most ARM loans.

The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $48.6 million in fiscal 1996, while interest income from those investments rose by $3.06 million compared to 1995. The average yield on mortgage-backed securities rose slightly from 6.49% in 1995 to 6.65% in 1996. The average yield on investment securities, on the other hand, declined from 6.80% in 1995 to 6.29% in 1996, reflecting the temporary investment of conversion proceeds in lower yielding short-term investments. Interest income on interest-bearing deposits, including certificates and time deposits, increased from $290,000 in 1995 to $913,000 in 1996 as both the average balance and the average yield increased. Earnings on FHLB stock increased by $108,000 reflecting an increase of $1.16 million in the average balance of FHLB stock for fiscal year 1996 and an 82 basis point increase in the average yield on that stock.

Interest Expense. Interest expense for the year ended March 31, 1996, was $23.3 million compared to $18.2 million for the year ended March 31, 1995, an increase of $5.1 million, or 27.7%. The increase in interest expense was due to the $51.8 million growth in average interest-bearing liabilities and a rise in the average rate associated with these liabilities from 4.53% during the year ended March 31, 1995, to 5.12% for the comparable 1996 period. The increase in average interest-bearing liabilities in fiscal 1996 was largely due to a $23.8 million increase in the average balance of FHLB advances. Average FHLB advances totaled $66.3 million during the year ended March 31, 1996, as compared to $42.4 million during the year ended March 31, 1995, resulting in a $1.5 million increase in related interest expense for 1996.
The average rate paid on those advances increased from 5.60% for fiscal 1995 to 5.80% for fiscal 1996. Average deposit balances increased from $352.8 million for the year ended March 31, 1995, to $380.6 million for the year ended March 31, 1996. At the same time, the average rate paid on deposit balances increased from 4.39% for the year ended March 31, 1995, to 4.99% for the year ended March 31, 1996, primarily due to the delayed impact of increases in the general level of market interest rates during the second half of calendar year 1994. Deposit interest expense increased $3.5 million from $15.5 million for the year ended March 31, 1995, to $19.0 million for the year ended March 31, 1996. Other borrowings, which were primarily retail repurchase agreements with customers, and the related interest expense increased marginally in 1996, reflecting increases in both the average balance and the average rate paid on these accounts. The average balance for other borrowings including other repurchase agreements was $7.4 million for the year ended March 31, 1995, compared to $7.6 million for the year ended March 31, 1996, and the related expense increased $92,000, from $377,000 to $469,000 for the respective years.

Provision for Loan Losses. During the year ended March 31, 1996, the Company's provision for loan losses was $524,000, compared to $391,000 for the year ended March 31, 1995, an increase of $133,000. The increase in the provision for estimated loan losses is primarily attributable to the overall increase in net loans receivable from $299.4 million at March 31, 1995, to $415.3 million at March 31, 1996. The allowance for loan losses, net of charge-offs, increased by $622,000 to $4.1 million at March 31, 1996 compared to $3.5 million at March 31, 1995.

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

PAGE

Other Operating Expenses. Other operating expenses increased $361,000 from $10.0 million for the year ended March 31, 1995, to $10.4 million for the year ended March 31, 1996. The increase in non-interest operating expense for the year ended March 31, 1996, primarily reflects increases resulting from growth of the Company, including costs associated with two new branch openings, an increase of $35,000 in SAIF deposit insurance premiums and expected increases in legal, accounting and insurance expenses relating to operating as a public company. The increase in other operating expenses was somewhat reduced by an increased level of capitalized loan origination costs which were $1.3 million for 1996 as compared to $1.1 million for 1995. In addition, other operating expenses for the year ended March 31, 1996, included a net gain of $87,000 from real estate operations compared to a $70,000 loss in fiscal 1995. The ratio of other operating expenses to average assets was 1.84% for fiscal 1996 compared to 2.17% for fiscal 1995.

Income Taxes. Income tax expense was $2.6 million for the year ended March 31, 1996, compared to $1.3 million for the year ended March 31, 1995. The increased provision for income taxes reflected the greater level of taxable income and an increase in the Company's effective tax rate. This increase in effective tax rate reflected FSBW's expected change in calculating its deduction for bad debts for tax purposes, using the "experience" method as compared to the "percentage of taxable income" method that was used in earlier periods. The Company's effective tax rates for the years ended March 31, 1996 and 1995, were 29.62% and 21.86%, respectively.

Yields Earned and Rates Paid

The earnings of the Company depend largely on the spread between the yield on interest-earning assets (primarily loans and investment securities) and the cost of interest-bearing liabilities (primarily deposit accounts and FHLB advances), as well as the relative size of the Company's interest-earning assets and interest-earning liability portfolio.

The table, Analysis of Net Interest Spread, sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-bearing assets to average interest-bearing liabilities. Average balances for a period have been calculated using the daily average during such period.

Changes in the economic and interest rate environment, as well as greater competition and efficiencies in the market place and changes in asset and liability mix caused the Company's average interest rate spread to decrease from 3.05% in fiscal 1995 to 2.49% in fiscal 1996. Significantly contributing to this lower spread was a sharp increase in certificate of deposit costs from 5.13% to 1995 to 5.90% in 1996. Also contributing to higher funding cost was an increased reliance on FHLB advances. In addition the portion of the Companys' assets invested in relatively low yielding short-term securities was somewhat higher in fiscal 1996 as the Company had temporarily invested the proceeds of the stock conversion in these types of assets. At the same time, net interest margin declined much less dramatically, reflecting the impact of the no interest cost funding provided by the increased equity. Management worked to offset this trend in fiscal 1997 by more effectively deploying and leveraging the additional capital and by modestly changing the mix of portfolio loans made by FSBW to focus on somewhat higher risk but higher yielding construction, commercial and consumer lending. Counterbalancing to a degree this effort to increase asset yields was a much greater use of higher costing FHLB advances and other borrowings as a part of the Companys' strategy to leverage its strong capital position. In addition the acquisition of IEB, a commercial community bank, which added $32.1 million of non-interest-bearing deposits and a higher yielding commercial/agribusiness loan portfolio, helped to reverse the declining interest spread experienced in fiscal 1996. While the average interest rate spread increased 34 basis points to 2.83% in fiscal 1997 from 2.49% in fiscal 1996, management does not anticipate that the spread will return in the near future to the higher levels experienced in the past. Management believes that increased net interest income will come primarily from increased volumes, although continued changes in asset and liability mix and a slightly more favorable interest rate environment may also add to net interest income.

PAGE

                            Analysis of Net Interest Spread
                        Years Ended March 31, (dollars in thousands)
  1997                    1996                     1995
          ----------------------- ----------------------  --------------------------
                   Interest                Interest                 Interest
                   &                       &                        &
          Average  Divi-   Yield/ Average  Divi-  Yield/   Average  Divi-    Yield/
          Balance  dends   Cost   Balance  dends  Cost     Balance  dends    Cost
          -------  -----   ----   -------  -----  ----     -------  -----    ----
Interest-
 earning
 assets(1):
 Mortgage
  loans   $498,578 $41,797   8.38% $324,400 $27,094   8.35% $273,580 $22,518   8.23%
 Commer-
  cial/
  agri-
  business
  loans     30,120   2,829   9.39       886      76   8.58       954      67   7.02
 Consumer
  and other
  loans     16,494   1,923  11.66     2,714     299  11.02     1,788     191  10.68
Total     -------- ------- ------  -------- ------- ------  -------- ------- ------
 loans     545,192  46,549   8.54   328,000  27,469   8.37   276,322  22,776   8.24
 Mortgage-
  backed
  securi-
  ties     181,148  12,420   6.86   107,847   7,170   6.65    87,979   5,707   6.49
 Securities
  and
  deposits 124,592   7,455   5.98   104,281   6,463   6.20    76,684   4,970   6.48
 FHLB
  stock     11,222     868   7.73     4,365     307   7.03     3,206     199   6.21
Total     -------- ------- ------  -------- ------- ------  -------- ------- ------
 invest-
 ment
 securi-
 ties      316,962  20,743   6.54   216,493  13,940   6.44   167,869  10,876   6.48
Total     -------- ------- ------  -------- ------- ------  -------- ------- ------
 interest-
 earning
 assets    862,154  67,292   7.81   544,493  41,409   7.61   444,191  33,652   7.58
Non-               ------- ------           ------- ------           ------- ------
 interest-
 earning
 assets     30,217                   19,706                    16,628
Total     --------                 --------                  --------
 assets   $892,371                 $564,199                  $460,819
          ========                 ========                  ========
Interest-
 bearing
 liabilities:
Savings
 accounts   41,114   1,183   2.88    48,581   1,557   3.20     42,931   1,344   3.13
Checking
 and NOW
 accounts
 (2)        69,525     864   1.24    32,831     636   1.94     33,097     666   2.01
Money
 market
 accounts   61,426   2,077   3.38    31,760   1,014   3.19     34,918   1,059   3.03
Certificates
 of
 deposit   305,336  17,612   5.77   267,458  15,769   5.90    241,872  12,410   5.13
Total     -------- ------- ------  -------- ------- ------  -------- ------- ------
 deposits  477,401  21,736   4.55   380,630  18,976   4.99    352,818  15,479   4.39
Other
 interest-
 bearing
 liabilities:
FHLB
 advances  214,563  12,504   5.83    66,252   3,842   5.80     42,419   2,374   5.60
Other
 borrow-
 ings       37,971   2,132   5.61     7,620     469   6.15      7,424     377   5.08
Total     -------- ------- ------  -------- ------- ------  -------- ------- ------
 interest-
 bearing
 liabili-
 ties      729,935  36,372   4.98   454,502  23,287   5.12    402,661  18,230   4.53
Non-               ------- ------           ------- ------            ------- ------
 interest-
 bearing
 liabili-
 ties       14,507                   15,213                    10,507
Total     --------                 --------                  --------
 liabili-
 ties      744,442                  469,715                   413,168
          --------                 --------                  --------
Equity     147,929                   94,484                    47,651
Total     --------                 --------                  --------
 liabili-
 ties and
 equity   $892,371                 $564,199                  $460,819
Net       ========                 ========                  ========
 interest
 income            $30,920                  $18,122                   $15,422
Interest           =======                  =======                   =======
 rate
 spread                      2.83%                    2.49%                     3.05%
Net                        ======                   ======                    ======
 interest
 margin                      3.59%                    3.33%                     3.47%
Ratio of                   ======                   ======                    ======
 average
 interest-
 earning
 assets to
 average
 interest-
 bearing
 liabili-
 ties                      118.11%                  119.80%                   110.31%
                           ======                   ======                    ======
---------------
(1) Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.
(2) Average balances include non-interest-bearing deposits.


PAGE

The table, Rate/Volume Analysis, sets forth the effects of changing rates and volumes on net interest income
of the Company.  Information is provided with respect to (i) effects    on interest income attributable to
changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) effects on interest income attributable to changes in rate and volume (change in rate multiplied by change in volume).

Rate/Volume Analysis

                                  Year Ended March 31, 1997                    Year Ended March 31, 1996
                                  Compared to March 31, 1996                   Compared to March 31, 1995
                                  Increase (Decrease) Due to                   Increase (Decrease) Due to
                                ------------------------------                ----------------------------
                                                            (dollars in thousands)
                                                 Rate/                                        Rate/
                                Rate    Volume   Volume    Net                Rate   Volume   Volume   Net
                                ----    ------   ------    ---                ----   ------   ------   ---
Interest-earning assets:
 Mortgage loans(1)              $  107   $14,544   $   52   $14,703          $  333  $4,182   $  61   $4,576
 Commercial/agribusiness
  loans(1)                           8     2,508      237     2,753              14      (5)     (1)       8
 Consumer and other loans(1)        17     1,519       88     1,624              13      86      10      109
                               -------   -------  -------   -------         -------  ------   -----   ------
  Total loans(1)                   132    18,571      377    19,080             360   4,263      70    4,693
 Mortgage-backed securities        221     4,875      154     5,250             142   1,289      32    1,463
 Securities and deposits          (223)    1,259      (45)      991            (193)  1,622      64    1,493
 FHLB stock                         32       481       49       562              26      72      10      108
                               -------   -------  -------   -------         -------  ------   -----   ------
Total net change in interest
 income on interest-earning
 assets                            162    25,186      535    25,883             335   7,246     176    7,757
                               -------   -------  -------   -------         -------  ------   -----   ------
Interest-bearing liabilities:
 Deposits                       (1,643)    4,829     (426)    2,760           2,109   1,221     167    3,497
 FHLB advances                      16     8,602       44     8,662              85   1,335      48    1,468
 Other borrowings                  (40)    1,867     (164)    1,663              80      10       2       92
Total net change in interest   -------   -------  -------   -------         -------  ------   -----   ------
 expense on interest-bearing
 liabilities                    (1,667)   15,298     (546)   13,085           2,274   2,566     217    5,057
                               -------   -------  -------   -------         -------  ------   -----   ------
Net change in net interest
 income                        $ 1,829   $ 9,889  $ 1,080   $12,798         $(1,939) $4,680   $ (41)  $2,700
                               =======   =======  =======   =======         =======  ======   =====   ======

-------------------
(1)  Does not include interest on loans 90 days or more past due.


PAGE

Asset and Liability Management

The principal objectives of asset and liability management are to evaluate the interest-rate risk exposure of the Company; to determine the level of risk appropriate given the Company's operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company's interest rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management the Company seeks to reduce the vulnerability of its earnings and capital position to changes in the level of interest rates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of the Company's senior management. The committee closely monitors the Company's interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.

The Company's primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk. The Company also utilizes market value analysis, which addresses changes in estimated net market value of equity arising from changes in the level of interest rates. The net market value of equity is estimated by separately valuing the Company's assets and liabilities under varying interest rate environments. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net equity value to changes in interest rates and provides an additional measure of interest rate risk.

The interest rate sensitivity analysis performed by the Company incorporates beginning of the period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model. The Company believes the data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Company's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The Interest Rate Risk Indicators table sets forth, as of March 31, 1997, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators
                                                Estimated Change in
                                    ------------------------------------------
     Change (In Basis Points)       Net Interest Income
      in Interest Rates (1)         Next 12 Months          Net Market Value
     ------------------------       -------------------     ----------------
                                               (Dollars in thousands)
            +400                   $ (2,946)   (8.2%)     $ (45,557)   (31.6%)
            +300                     (1,549)   (4.3%)       (35,752)   (24.8%)
            +200                       (558)   (1.5%)       (24,135)   (16.7%)
            +100                         42     0.1 %       (11,789)    (8.2%)
               0                          0       0               0        0
            -100                       (297)   (0.8%)        10,550      7.3 %
            -200                     (1,057)   (2.9%)        14,161      9.8 %
            -300                     (2,035)   (5.6%)        11,604      8.0 %
            -400                     (3,331)   (9.2%)         2,936      2.0 %
__________
(1) Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

PAGE

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

The Interest Sensitivity Gap table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 1997, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $73.8 million, representing a one-year gap to total assets ratio of 7.32%.

PAGE

     The Interest Sensitivity Gap table presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 1997.

Interest Sensitivity Gap
                                Within     6 Months       1-3       3-5       5-10      Over 10
                                6 Months   to One Year    Years     Years     Years     Years     Total
                                --------   -----------    -----     -----     -----     -----     -----
                                                       (dollars in thousands)
Interest-earning assets(1):
 Construction loans             $ 41,251   $ 18,636       $    21   $   --    $    --   $    --   $ 59,908
 Fixed-rate mortgage loans        22,777     19,973        65,584    59,191    78,692    74,438    320,655
 Adjustable-rate mortgage loans  118,007     73,504         4,327     7,340        --        --    203,178
 Fixed-rate mortgage-backed
  securities                       2,662      2,554         9,265     8,000    16,179     5,114     43,774
 Adjustable-rate mortgage-
  backed securities              128,098      2,858            61        --        --        --    131,017
 Fixed-rate commercial/
  agribusiness loans               3,261      3,064         3,994     2,698     1,321       321     14,659
 Adjustable-rate commercial/
  agribusiness loans              35,415         --            --        --        --        --     35,415
 Consumer and other loans          8,465      1,465         7,246     5,563       822        59     23,620
 Investment securities and
  interest-bearing deposits       37,876      5,159        34,684    19,870    10,825    26,846    135,260
                                --------   --------      --------  --------  --------  --------   --------
 Total rate-sensitive assets     397,812    127,213       125,182   102,662   107,839   106,778    967,486
                                --------   --------      --------  --------  --------  --------   --------
Interest-bearing liabilities(2):
 Regular savings and NOW
  accounts                        15,537     15,538        36,254    36,254        --        --    103,583
 Money market deposit accounts    38,868     23,321        15,547        --        --        --     77,736
 Certificates of deposit         133,839     79,014        79,602    14,914    22,968        --    330,337
 FHLB advances                   100,408      9,308        86,566    35,233        --        --    231,515
 Other borrowings                 27,174         --        25,000        --        --        --     52,174
 Retail repurchase agreements      6,076      2,139            --       695     1,060        --      9,970
                                --------   --------      --------  --------  --------  --------   --------
 Total rate-sensitive
  liabilities                    321,902    129,320       242,969    87,096    24,028        --    805,315
                                --------   --------      --------  --------  --------  --------   --------
Excess (deficiency) of
 interest-sensitive assets
 over interest-sensitive
 liabilities                    $ 75,910   $ (2,107)    $(117,787) $ 15,566  $ 83,811  $106,778   $162,171
                                ========   ========     =========  ========  ========  ========   ========
Cumulative excess
 (deficiency) of interest-
 sensitive assets               $ 75,910   $ 73,803     $ (43,984) $(28,418) $ 55,393  $162,171   $162,171
                                ========   ========     =========  ========  ========  ========   ========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities              123.58%    116.36%        93.66%    96.36%   106.88%   120.14%    120.14%
                                ========   ========     =========  ========  ========  ========   ========
Interest sensitivity gap to
 total assets                       7.53%     (0.21%)      (11.69%)    1.54%     8.32%    10.60%     16.09%
                                ========   ========     =========  ========  ========  ========   ========
Ratio of cumulative gap to
 total assets                       7.53%      7.32%        (4.37%)  (2.82%)     5.50%    16.09%     16.09%
                                ========   ========     =========  ========  ========  ========   ========
                                                         (footnotes on following page)


PAGE

Footnotes for Interest Sensitivity Gap table
--------------------------------------------
(1) Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments. Mortgage loans and other loans are not reduced for allowances for loan losses and non-performing loans. Mortgage loans, mortgage-backed securities, other loans, and investment securities are not adjusted for deferred fees and unamortized acquisition premiums and discounts.

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $14.3 million or (1.41%) of total assets. Interest- bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Analysis of Net Interest Spread.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, proceeds from loan principal and interest payments and sales of loans, and the maturity of and interest income on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of mortgage loans and, since the acquisition of IEB, commercial/agribusiness and consumer loans. During the years ended March 31, 1997, 1996 and 1995, the Company closed or purchased loans in the amounts of $387.8 million, $274.2 million and $220.2 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, other borrowings, and deposit growth. During 1996 additional funding was provided from the $98.6 million of net proceeds from the Company's initial stock offering. For the years ended March 31, 1997, 1996 and 1995, principal repayments on loans totaled $207.5 million, $111.5 million and $98.5 million respectively. During the three years ended March 31, 1997, 1996 and 1995 the Company sold $36.9 million, $45.5 million and $62.3 million, respectively, of mortgage loans. FHLB advances increased $52.1 million, $116.7 million and $52.6 million, respectively, for the same three years. During the three years ended March 31, 1997, 1996 and 1995 other borrowings increased $41.9 million, $12.0 million and $130,000. Net deposit growth, excluding $134.6 million of deposits acquired with IEB, was $36.3 million, $13.7 million, and $7.8 million for the years ended March 31, 1997, 1996 and 1995, respectively.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1997, 1996 and 1995, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At March 31, 1997, the Banks had outstanding loan commitments totaling $36.8 million and undisbursed loans in process totaling $52.4 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW maintains a credit facility with the FHLB-Seattle, which provides for advances which in aggregate may equal up to 40% of FSBW's assets, which as of March 31, 1997, could give a total credit line of $326.0 million. Advances under this credit facility totaled $231.5 million, or 28.4% of FSBW's assets at March 31, 1997. IEB also maintains credit lines with various institutions that would allow it to borrow up to $6.0 million.

At March 31, 1997, savings certificates amounted to $330.3 million, or 60.6%, of the Banks' total deposits, including $212.9 million which were scheduled to mature by March 31, 1998. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. Each of the Banks, as state chartered federally insured institutions, is subject to the capital requirements established by the FDIC.

PAGE

The capital adequacy requirements are quantitative measures established by regulation that require the Company and FSBW and IEB to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.

At March 31, 1997 the Company and its banking subsidiaries, FSBW and IEB, exceeded all current regulatory capital requirements and the Banks were categorized at the highest regulatory standard, "well-capitalized."

The table Regulatory Capital Ratios shows the regulatory capital ratios of the Company, FSBW and IEB and minimum regulatory requirements for the Banks to be categorized as "well-capitalized":

Regulatory Capital Ratios

                            The                             "Well-capitalized"
Capital Ratios            Company       FSBW      IEB        Minimum Ratio
--------------            -------       ----      ---        -------------
Total capital to risk-
 weighted assets          26.77%       23.68%    19.08%           10.00%
Tier 1 capital to risk-
 weighted assets          25.52        22.44     17.91             6.00
Tier 1 leverage capital
 to average assets        13.68        11.56     12.08             5.00

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 53.

ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

PAGE

                               Part III

ITEM 10 - Directors and Executive Officers of the Registrant

The information contained under the section captioned "Proposal I - Election of Directors" in the Registrant's Proxy Statement is incorporated herein by reference.

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

PAGE

                                   Part IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

{a} {1}      Financial Statements

             See Index to Consolidated Financial Statements on page 55.

      {2}    Financial Statement Schedules

             All financial statement schedules are omitted because that are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto or in Part 1, Item 1.

{b}          Reports on 8-K:

             Reports on form 8-k filed during the year ended March 31, 1997 are as follows:

                   Date Filed              Purpose
                   ----------              -------
                   August 16, 1996         Announcing the completed
                                           acquisition of Inland Empire Bank
                                           by First Savings Bank of Washington
                                           Bancorp. Inc. on August 1, 1996.

                   October 15, 1996        Submissal of additional required
                                           financial information on
                                           acquisition of Inland Empire Bank
                                           by First Savings Bank of
                                           Washington, Bancorp, Inc.


{c}          Exhibits

             See Index of Exhibits on page 91.

PAGE

Signatures of Registrant

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 1997.

                                      FIRST SAVINGS BANK OF WASHINGTON
                                      BANCORP, INC.

                                      /s/ Gary Sirmon
                                      -------------------------------------
                                      Gary Sirmon
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 30, 1997.

/s/ Gary Sirmon                        /s/ D. Allan Roth
------------------------------         ------------------------------------
Gary Sirmon                            D. Allan Roth
President and Chief Executive          Executive Vice President and Chief
Officer; Director                      Financial Officer
(Principle Executive Officer)          (Principle Financial and Accounting
                                       Officer)

/s/ Wilber Pribilsky                   /s/ Robert D. Adams
-----------------------------         -------------------------------------
Wilber Pribilsky                      Robert D. Adams
Chairman of the Board                 Director

/s/ David Casper                      /s/ Morris Ganguet
-----------------------------         -------------------------------------
David Casper                          Morris Ganguet
Director                              Director

/s/ R. R. "Pete" Reid                 /s/ Marvin Sundquist
-----------------------------         -------------------------------------
R. R. "Pete" Reid                     Marvin Sundquist
Director                              Director

/s/ Dean W. Mitchell                  /s/ Jesse G. Foster
-----------------------------         -------------------------------------
Dean W. Mitchell                      Jesse G. Foster
Director                              Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                        (Item 8 and Item 14 (a) (1))


Independent Auditors' Report. . . . . . . . . . . . . . . . . . .  56
Consolidated Statements of Financial Condition
 as of March 31, 1997 and 1996. . . . . . . . . . . . . . . . . .  57
Consolidated Statements of Income for the Years Ended
 March 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . 58
Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended March 31, 1997, 1996 and 1995. . . . . . . . . . . . 59
Consolidated Statements of Cash Flows for the Years Ended
 March 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . 61
Notes to the Consolidated Financial Statements . . . . . . . . . . 63

PAGE

INDEPENDENT AUDITORS' REPORT

Board of Directors
First Savings Bank of Washington Bancorp, Inc. and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of First Savings Bank of Washington Bancorp, Inc. and subsidiaries (the Company) as of March 31, 1997 and 1996, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

/s/Deloitte and Touche LLP

DELOITTE & TOUCHE LLP
May 9, 1997
Seattle, Washington

PAGE

  FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands)
                       March 31, 1997 and 1996

                                ASSETS
                                                  1997         1996

CASH AND DUE FROM BANKS                      $   24,488      $  9,026
SECURITIES AVAILABLE FOR SALE,
  cost $288,142 and $290,515                    287,516       291,687
SECURITIES HELD TO MATURITY,
  fair value $987 and $2,059                        987         2,059
LOANS RECEIVABLE HELD FOR SALE,
  fair value $2,940 and $1,558                    2,940         1,558
LOANS RECEIVABLE, net of the allowance
  for losses of $6,748 and $4,051               642,941       413,737
ACCRUED INTEREST RECEIVABLE                       6,950         4,627
REAL ESTATE HELD FOR SALE, net                    1,057           712
FEDERAL HOME LOAN BANK STOCK                     12,807         9,030
PROPERTY AND EQUIPMENT, net                      10,534         6,582
COSTS IN EXCESS OF NET ASSETS ACQUIRED           11,906            --
DEFERRED TAX ASSET                                1,220           240
OTHER ASSETS                                      4,287         3,918
                                             ----------      --------
                                             $1,007,633      $743,176
                                             ==========      ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Interest-bearing                          $  508,258     $  367,248
   Non-interest-bearing                          36,709          6,816
                                             ----------     ----------
                                                544,967        374,064

ADVANCES FROM FEDERAL HOME LOAN BANK            231,515        179,419
OTHER BORROWINGS                                 62,185         19,652
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE     4,112          3,563
ACCRUED EXPENSES AND OTHER LIABILITIES           11,086          8,319
DEFERRED COMPENSATION                             2,814          1,618
INCOME TAXES PAYABLE                              2,318          2,399
                                             ----------     ----------
                                                858,997        589,034
STOCKHOLDERS' EQUITY:
   Preferred stock - $0.01 par value,
    500,000 shares authorized,
    no shares issued                                 --             --
   Common stock - $0.01 par value,
    25,000,000 shares authorized,
    10,910,625 shares issued:
     10,518,982 shares and
     10,910,625 shares outstanding
     at March 31, 1997 and
     March 31, 1996,  respectively                  109            109
   Additional paid-in capital                   107,844        107,370
   Retained earnings                             62,572         55,343
   Valuation reserve for securities
    available for sale                             (401)           774
   Treasury stock, at cost:  391,643
    shares at March 31, 1997 and none
    at March 31, 1996                            (6,954)            --
   Unearned shares of common stock
    issued to employee stock ownership
    plan trust
     775,105 and 833,127 restricted
     shares outstanding
     at March 31, 1997 and
     March 31, 1996, respectively                (7,751)        (8,331)
    Shares held in trust for
     stock-related compensation plans            (6,783)        (1,123)
                                             ----------     ----------
                                                148,636        154,142
                                             ----------     ----------
                                             $1,007,633     $  743,176
                                             ==========     ==========


                See notes to consolidated financial statements

PAGE

            FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
              (dollars in thousands except for earnings per share data)
                  For the years ended March 31, 1997, 1996 and 1995


                                         1997           1996         1995
                                         ----           ----         ----
INTEREST INCOME:
    Loans receivable               $   46,549      $  27,469    $  22,776
    Mortgage-backed securities         12,420          7,170        5,707
    Securities and deposits             8,323          6,770        5,169
                                   ----------      ---------    ---------
                                       67,292         41,409       33,652
                                   ----------      ---------    ---------

INTEREST EXPENSE:
    Deposits                           21,736         18,976       15,479
    Federal Home Loan Bank
      advances                         12,504          3,842        2,374
    Other borrowings                    2,132            469          377
                                   ----------      ---------    ---------
                                       36,372         23,287       18,230
                                   ----------      ---------    ---------
    Net interest income
      before provision for
      loan losses                      30,920         18,122       15,422
PROVISION FOR LOAN LOSSES               1,423            524          391
                                   ----------      ---------    ---------

    Net interest income                29,497         17,598       15,031

OTHER OPERATING INCOME:
    Loan servicing fees                   807            799          704
    Other fees and service
     charges                            1,534            458          359
    Gain on sale of loans                 699            607          646
    Gain (loss) on sale of
     securities                             2           (220)        (767)
    Miscellaneous                         114             24          156
                                   ----------      ---------    ---------
    Total other operating income        3,156          1,668        1,098

OTHER OPERATING EXPENSES:
    Salary and employee benefits       11,230          6,299        6,231
    Less capitalized loan
     origination costs                 (1,666)        (1,271)      (1,134)
    Occupancy                           1,428            998          912
    Outside computer services             914            717          672
    Real estate operations                  4            (87)          70
    Advertising                           448            346          435
    Deposit insurance                   2,884            843          808
    Amortization of costs in
     excess of net assets acquired        592             --           --
    Miscellaneous                       3,582          2,538        2,028
                                   ----------      ---------    ---------
    Total other operating expenses     19,416         10,383       10,022
                                   ----------      ---------    ---------

    Income before provision
     for income taxes and
     cumulative effect of
     change in accounting              13,237          8,883        6,107

PROVISION FOR INCOME TAXES              3,923          2,631        1,335
    Income before cumulative       ----------      ---------    ---------
     effect of  change in
     accounting                         9,314          6,252        4,772

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING FOR INVESTMENT SECURITIES,
    net of income taxes of $204            --             --          396
                                   ----------      ---------    ---------


NET INCOME                         $   9,314       $   6,252    $   5,168
                                   =========       =========    =========
Net income per common shares:
    Primary                        $    0.95             N/A          N/A
    Fully diluted                  $    0.95             N/A          N/A
             See notes to consolidated financial statements

PAGE

          FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the years ended March 31, 1997, 1996 and 1995
                                 (in thousands)

                                                      Valuation                          Shares
                                                      res-                               held
                                                      erve                               in
                                                      for                                trust
                                                      secur-   Unearned      Treasury    for
                        Common Stock Addi-            ities   ESOP shares     Stock      stock
                        ------------ tional           avail- ------------- ------------- related Total
                        Number At    paid             able   Number Carry- Number Carry- Compen- stock-
                        of     par   -in     Retained for    of     ing    of     ing    sation  holders'
                        Shares value capital earnings sale   shares value  shares value  plans   equity
                        ------ ----- ------- -------- -----  ------ ------ ------ ------ ------- -------
BALANCE, April 1, 1994     - - $ - - $   - - $44,931  $ - -     - - $ - -   - -   $ - -  $ - -   $44,931

  Cumulative effect
   of change in
   accounting for
   securities
   available
   for sale, net
   of federal
   income taxes                                          48                                           48

   Net income                                  5,168                                               5,168

   Change in
    valuation
    reserve for
    securities
    available
    for sale,
    net of
    income
    taxes                                               104                                          104


BALANCE, March 31, 1995    - -  $- -   $ - - $50,099 $  152     - - $  - -    - - $  - - $   - - $50,251

   Proceeds from sale
    of stock in
    initial offering,
    net of underwriting
    costs               10,038   100  98,533                                                      98,633

   Sale of stock to ESOP
         Proceeds                  9   8,719                (8,728)
         Shares            873                         (873)
   Net income                                  6,252                                               6,252

   Change in valuation
    reserve for
    securities
    available for
    sale, net of
    income taxes                                        622                                          622

   Cash dividends on stock
     ($.10/share cumulative)                  (1,008)                                             (1,008)

  Release of earned
   ESOP shares                           118             40     397                                  515
  Forfeiture or net
    change in number
    and/or carrying
    amount of shares
    held in trust
    for compensation
    plans                                                                                  (1,123) (1,123)
                       ------  ---- -------- -------  -----  ----- --------  ---- ------  -------- --------
BALANCE,March 31, 1996 10,911  $109 $107,370 $55,343  $ 774  (833) $(8,331)   - - $  - -  $(1,123) $154,142
                       ======  ==== ======== =======  =====  ===== ========  ==== ======  ======== ========
                                   See notes to consolidated financial statements.

                                       60

PAGE

              FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the years ended March 31, 1997, 1996 and 1995
                            (in thousands) (continued)

                                                      Valuation                          Shares
                                                      res-                               held
                                                      erve                               in
                                                      for                                trust
                                                      secur-   Unearned      Treasury    for
                        Common Stock Addi-            ities   ESOP shares     Stock      stock
                        ------------ tional           avail- ------------- ------------- related Total
                        Number At    paid             able   Number Carry- Number Carry- Compen- stock-
                        of     par   -in     Retained for    of     ing    of     ing    sation  holders'
                        Shares value capital earnings sale   shares value  shares value  plans   equity
                        ------ ----- ------- -------- ------ ------ ------ ------ ------ ------- -------
BALANCE, April 1, 1996
 (forward)              10,911 $ 109 $107,370 $55,343 $  774  (833) $(8,331)  - - $   - - $(1,123)$154,142

 Net income                                     9,314                                                9,314


 Change in valuation
  reserve for
  securities available
  for sale, net of
  income taxes                                        (1,175)                                       (1,175)

 Cash dividends on stock
  ($.22/share cumulative)                      (2,085)                                              (2,085)


Purchase of treasury stock                                                   (795)(12,905)         (12,905)

Treasury stock reissued to
 MRP compensation plan                     57                                 404   5,957  (6,014)

Release of earned ESOP
 shares                                   417                    58     580                            997

Amortization of
compensation related to MRP                                                                   902      902

Forfeiture or net change
 in the number and /or
 carrying amount of
 shares held in trust
 for compensation plans                                                        (1)     (6)   (548)    (554)
                        ------ ----- -------- ------- ------- ----- -------- ----  ------- ------ --------
BALANCE,
  March 31, 1997        10,911 $ 109 $107,844 $62,572 $ (401) (775) $(7,751) (392) (6,954)$(6,783)$148,636
                        ====== ===== ======== ======= ======= ===== ======== ===== ======= ======== ========

                                       61

PAGE

           FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
                 For the years ended March 31, 1997, 1996 and 1995

                                           1997          1996        1995
                                           ----          ----        ----
OPERATING ACTIVITIES:
  Net income                          $   9,314   $     6,252    $  5,168
  Adjustments to reconcile
    net income to net cash
    provided by operating activities:
    Cumulative effect of change in
    accounting                              - -           - -        (396)
    Deferred taxes                         (315)         (240)        - -
    Depreciation                            744           477         411
    Loss (gain) on sale of securities        (2)          220         767
    Amortization of costs in excess
     of net assets acquired                 592           - -         - -
    Amortization of MRP compensation
     liability                              902           - -         - -
    Loss (gain) on sale of loans           (699)         (607)       (646)
    Net change in deferred loan fees,
    premiums and discounts                  792          (347)         51
    Loss (gain) on  disposal of real
     estate held for sale                    62           - -         - -
    Amortization of purchased mortgage
     servicing rights                        72            76          39
    Net amortization of premiums and
     discounts on investments              (595)          152          16
    Provision for loan and real
     estate held for sale losses          1,423           454         516
    FHLB stock dividend                    (868)         (306)       (199)
    Cash provided (used) in operating
     assets and liabilities:
      Loans held for sale                   665         1,022       6,007
      Accrued interest                     (335)       (1,316)       (230)
      Other assets                           90          (759)        (10)
      Deferred compensation                 258           510           3
      Accrued expenses and other
       liabilities                          546         2,243         (53)
      Income taxes payable                 (256)        1,379        (496)
                                    -----------   -----------  ----------
        Net cash provided by
         operating activities            12,390         9,210      10,948
                                    -----------   -----------  ----------

INVESTING ACTIVITIES:
  Purchase of securities available
    for sale                           (485,548)     (554,799)    (18,007)
  Principal repayments and
    maturities of securities
    available for sale                  534,177       408,063       4,115
  Sales of securities available
    for sale                                769        21,183      19,439
  Purchase of securities held
    to maturity                             - -        (2,215)    (32,612)
  Purchase of FHLB stock                 (2,909)       (4,990)       (565)
  Principal repayments and
    maturities of securities
    held to maturity                      1,092         4,600      16,531
  Purchase of mortgage servicing
    rights                                  - -          (176)       (366)
  Loans closed - net                   (270,240)     (208,303)     (1,468)
  Purchase of loans and
    participating interest in loans    (117,584)      (65,929)   (218,745)
  Sale of loans and participating
    interest in loans                    36,942        45,523      62,317
  Principal repayments on loans         207,526       111,547      98,547
  Disposition  of property,
    equipment and real estate
    acquired for development                  5           - -          22
  Purchase of property and equipment     (1,463)       (1,272)     (1,108)
  Additional investment in real
    estate held for sale                    - -           (34)        - -
  Basis of real estate held for
    sale acquired in settlement of
    loans and disposed of during
    the year                                652           658          32
  Acquisition of IEB, net of cash
    acquired                            (17,289)          - -         - -
  Funds transferred to deferred
    compensation plans                      (94)         (858)        - -
                                     ----------    ----------   ---------
    Net cash used by investing
      activities                     $ (113,964)   $ (247,010)  $ (71,868)
                                     ----------    ----------   ---------
                        Continued on next page

PAGE

           FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
                 For the years ended March 31, 1997, 1996 and 1995

                              (Continued from prior page)


                                               1997       1996        1995
                                                 ----       ----        ----
FINANCING ACTIVITIES:

    Proceeds from issuance of common stock $      - -  $ 107,361   $     - -
    Funding provided to ESOP for purchase
      of common stock                             - -     (8,728)        - -
    Compensation expense recognized for
      shares released for allocation to
      participants of the ESOP:
        Original basis of shares                  580        397         - -
        Excess of fair value of
          released shares over basis              417        118         - -
    Increase (decrease) in deposits            36,293     13,712        7,805
    Proceeds from FHLB advances               600,327    480,152      309,839
    Repayment of FHLB advances               (548,231)  (363,444)    (257,286)
    Proceeds from reverse repurchase
      borrowings                               42,444      9,863          - -
    Repayment of reverse repurchase
      borrowings                                 (133)       -            - -
    Cash dividend paid                         (1,907)      (504)         - -
    Increase (decrease) in other borrowings      (398)     2,162          130
    Increase (decrease) in borrowers'
      advances for taxes and insurance            549        232          346
    Purchase of treasury stock                (12,905)       - -          - -
                                            ---------   --------     --------
      Net cash provided by financing
        activities                            117,036    241,321       60,834
                                            ---------   --------     --------

NET INCREASE (DECREASE) IN CASH AND
  DUE FROM BANKS                               15,462      3,529          (86)
CASH AND DUE FROM BANKS, BEGINNING
  OF PERIOD                                     9,026      5,497        5,583
                                            ---------   --------     --------
CASH AND DUE FROM BANKS, END OF PERIOD      $  24,488   $  9,026     $  5,497
                                            =========   ========     ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid                           $  35,744   $ 22,701     $ 18,068
    Taxes paid                              $   4,494   $  1,496     $  2,114
    Non-cash transactions:
      Loans, net of discounts,
        specific loss allowances
        and unearned income
        transferred to real estate
        held for sale                       $   1,059   $    678     $    - -
      Securities transferred
        from held to maturity to
        available for sale                  $     - -   $142,519     $ 20,249
      Net change in accrued
        dividends payable                   $     178   $    504     $    - -
      Net change in unrealized
        gain (loss) in deferred
        compensation trust and
        related liability                   $     475   $    284     $    - -
      Treasury stock reissued to MRP        $   6,014   $    - -     $    - -
      Treasury stock forfeited by MRP       $       6   $    - -     $    - -

PAGE

FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 1997, 1996 and 1995

Note 1:    SUMMARY OF ACCOUNTING POLICIES

Basis for Presentation: First Savings Bank of Washington Bancorp, Inc. (the Company) is a Bank holding company incorporated in the state of Delaware. The Company was organized for the purpose of acquiring all of the capital stock of First Savings Bank of Washington (FSBW) upon its reorganization from the mutual holding company form of organization to the stock holding company form of organization.

During the year ended March 31, 1996 the Company completed the sale of 10,910,625 shares of its common stock at $10.00 per share through subscription and community offerings to the FSBW depositors, Board of Directors, management, employees and the public and used approximately 50% of the net proceeds from such sales to purchase all of the FSBW common stock issued in the FSBW conversion to stock form. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests.

On August 1, 1996 the Company acquired Inland Empire Bank (IEB) of Hermiston, Oregon for $32.8 million. The acquisition of IEB was treated as a purchase for accounting purposes. See Note 2 for additional information on the acquisition of IEB.

At March 31, 1997, First Savings Bank of Washington Bancorp, Inc., is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington and Inland Empire Bank (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its sixteen branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon. The Company's only significant assets are the capital stock of its subsidiaries, its loan to FSBW's ESOP (see
Note 15) and the portion of the net proceeds retained from the offering. The Company has no significant liabilities.

The Company and its Bank subsidiaries are subject to regulation by the Federal Reserve Board (FRB) and the FDIC. In addition FSBW and IEB are subject to the state banking regulations of Washington and Oregon, respectively.

Nature of Business: The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.

FSBW is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for construction of residential dwellings. FSBW's primary business is originating loans for portfolio in its primary market area, which consists of southeast, central, north central, and western Washington state. FSBW's wholly owned subsidiary, Northwest Financial Corporation, provides trustee services for FSBW, is engaged in real estate sales and receives commissions from the sale of annuities.

PAGE

IEB is a community oriented commercial bank, chartered in the state of Oregon. IEB's lending activities consist of granting agribusiness, commercial and consumer loans to customers throughout the northeastern Oregon region. IEB has two wholly owned subsidiaries: Pioneer American Property Company, which owns a building that is leased to IEB, and Inland Securities Corporation, which previously made a market for IEB's stock but is currently inactive.
In addition to interest income on loans and securities, the Banks receive other income from deposit service charges, loan origination and servicing fees and from the sale of loans and investments. FSBW has sought to increase its other income by retaining loan servicing rights on some of the loans that it has sold and by purchasing mortgage servicing rights.

Principles of Consolidation: The consolidated financial statements include the accounts of First Savings Bank of Washington Bancorp, Inc. and its wholly-owned subsidiaries First Savings Bank of Washington and Inland Empire Bank. All material intercompany transactions, profits and balances have been eliminated.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements. The Company has used significant estimates in determining reported reserves and allowances for loan losses, tax liabilities, and other contingencies.

Securities: Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.

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

In the fiscal year ended March 31, 1995, as provided by SFAS No. 115, the cumulative unrealized losses which had previously been recorded for securities were, upon classification of such securities as available for sale, reversed through the statement of income with a corresponding valuation allowance for the unrealized losses, net of federal income taxes, established as a separate component of equity. This reclassification of securities increased net income for 1995 by $396,000 and decreased equity at April 1, 1994, by an equal amount. With the adoption of this standard, FSBW also reclassified certain securities previously recorded as held to maturity to available for sale.
This reclassification resulted in a $444,000 unrealized gain, net of tax, which increased equity at April 1, 1994. The net effect of adopting this standard resulted in a net increase of equity in the amount of $48,000 at April 1, 1994.

Loans Receivable: The Banks originate mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis. The Banks also originate commercial, financial, agribusiness and installment credit loans for portfolio investment. Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts, and premiums. Premiums, discounts and deferred loan fees are amortized to maturity using the level yield methodology.

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

PAGE

Costs in Excess of Net Assets Acquired: Costs in excess of net assets acquired ("goodwill") is an intangible asset arising from the purchase of IEB. It is being amortized on a straight line basis over the 14 year period of expected benefit. The Company periodically evaluates goodwill for impairment. Mortgage Servicing Rights: In May 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 122, Accounting for Mortgage Servicing Rights. The statement eliminates the distinction between servicing rights that are purchased and those that are retained upon the sale or securitization of loans. The statement requires mortgage servicers to recognize the servicing rights on loans as separate assets, no matter how acquired. Banks that sell or securitize loans and retain the servicing rights are required to allocate the total cost of the loans between servicing rights and loans based on relative fair values if their values can be estimated. The Banks' adoption of SFAS No. 122 as of April 1, 1996 did not materially impact the Banks' operations.

Purchased servicing rights represent the cost of acquiring the right to service mortgage loans. Originated servicing rights are recorded when mortgage loans are originated and subsequently sold or securitized with the
servicing rights retained.   The total cost of the mortgage loans is allocated
to the servicing rights and the loans (without the servicing rights) based on relative fair values. The cost relating to purchased and originated servicing is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

The Banks assess the fair value and impairment of unamortized remaining servicing rights on a quarterly basis by using secondary market quotes for comparable packages of serviced loans and also use a valuation model that calculates the present value of future cash flows using market discount rates and market based assumptions for prepayment speeds, servicing costs and ancillary income.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transactions occurring after December 31, 1996. SFAS No. 125 superseded SFAS No. 122 and amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities to eliminate the distinction between normal and excess servicing
rights.   The Banks adopted SFAS No. 125 on January 1, 1997, and account for their mortgage servicing rights accordingly.

Allowance for Loan Losses: The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience and current and anticipated economic conditions. As of April 1, 1995, the Banks adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures, an amendment of SFAS No. 114. This standard is applicable to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Loans that are collectively evaluated for impairment by the Banks include residential real estate and consumer loans. Residential construction and land, commercial real estate and commercial business loans are individually evaluated for impairment. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on the Banks' or the Company's financial condition or results of operations. Prior to the adoption of these statements a reserve for specific losses was provided for loans when any significant, permanent decline in value was deemed to have occurred. As of March 31, 1997, the Banks had no impaired loans as defined by the statement.

General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Banks' loan portfolios including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. These factors may result in losses or recoveries differing significantly from those provided in the financial statements.

PAGE

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the principal balance of the defaulted loan. Development, improvement, and direct holding costs relating to the property are capitalized. The carrying value of such property is continuously evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value. Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized. The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of future market factors beyond the Banks' control or because of changes in the Banks' strategy for recovering the investment.

Depreciation: The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year at rates adequate to charge off the related costs over their estimated useful lives.

     Buildings and improvements  . . . . . . . . . . . . . . 10-30 years
     Furniture, equipment and software . . . . . . . . . . . .3-10 years

Routine maintenance, repairs, and replacement costs are expensed as incurred. Expenditures which materially increase values or extend useful lives are capitalized.

Loan Origination and Commitment Fees: Loan origination fees, net of certain specifically defined direct loan origination costs, are deferred and recognized as an adjustment of the loans' interest yield using the level interest yield method over the contractual term of each loan adjusted for actual loan prepayment experience. Net deferred fees or costs related to loans held for sale are recognized in income at the time the loans are sold. Loan commitment fees are deferred until the expiration of the commitment period unless management believes there is a remote likelihood that the underlying commitment will be exercised, in which case the fees are amortized to fee income using the straight-line method over the commitment period. If a loan commitment is exercised, the deferred commitment fee is accounted for in the same manner as a loan origination fee. Deferred commitment fees associated with expired commitments are recognized as fee income.

Income Taxes: The Company files a consolidated income tax return including all of its wholly owned subsidiaries on a calendar year basis. Income taxes are accounted for using the asset and liability method as set forth in SFAS No.
109. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the change in the deferred tax liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. Where state income tax laws do not permit consolidated income tax returns, applicable state income tax returns are filed.

Employee Stock Ownership Plan: FSBW sponsors an Employee Stock Ownership Plan
(ESOP). The ESOP purchased 8% of the shares of common stock issued in the reorganization pursuant to the subscription rights granted under the ESOP plan. The ESOP borrowed $8,728,500 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contribution to the ESOP, and the collateral for the loan is the Company's common stock purchased by the ESOP. As the debt is repaid shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants' accounts. As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings-per- share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest (See additional discussion in Note 15).

Earnings Per Share: Earnings per share are not presented for periods prior to conversion to stock form, October 31, 1995, as FSBW was a wholly-owned subsidiary of a mutual holding company.

Reclassification: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

PAGE

Note 2: ACQUISITION OF INLAND EMPIRE BANK

The Company completed the acquisition of Inland Empire Bank (IEB) of Hermiston, Oregon effective August 1, 1996. The Company paid the former shareholders of IEB $60.8951 per share, in cash, for a total acquisition price
of $32.8 million.   IEB has five full service branches, a remote drive-up
facility and two loan production offices located in northeast Oregon. The acquisition of IEB was treated as a purchase for accounting purposes. Accordingly, under GAAP, the assets and liabilities of IEB have been recorded on the books of the Company at their respective fair market values at the effective date the acquisition was consummated. Goodwill, the excess of the purchase price (cost) over the net fair value of the assets and liabilities acquired, was recorded at $12.5 million. Amortization of goodwill over a 14 year period will result in a charge to earnings of approximately $893,000 per year. Because of the amount of assets of IEB acquired by the Company, the financial results for March 31, 1997, are not generally comparable to those of a year ago. The combined organization at March 31, 1997, is significantly larger than it was a year ago.

The accompanying financial statements include the operations of the two institutions from August 1, 1996, to March 31, 1997. The following pro forma information presents the results of operations for the years ended March 31, 1997 and 1996, as though the acquisition had occurred on April 1, 1995. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies. The unaudited pro forma results of operations were as follows (in thousands except per share amounts):

                                              (Unaudited) (pro forma)
                                                Year ended March 31,
                                          -----------------------------
                                               1997              1996
                                               ----              ----
Net interest income before
  provision for loan loss                 $    33,727       $    26,117
   Net income                                   9,885             7,983
   Net income per share:
     Primary                              $      1.01               N/A
     Fully diluted                        $      1.01               N/A

NOTE 3: CASH AND DUE FROM BANKS

Cash and due from banks consisted
  of the following (in thousands):
                                                     March 31,
                                          -----------------------------
                                               1997              1996
                                               ----              ----
     Cash on hand and demand deposits     $    15,639     $     7,790
     Cash equivalents:
       Short-term interest-bearing
         deposits                               1,866           1,236
          Federal funds sold                    6,983             - -
                                          -----------     -----------
                                          $    24,488     $     9,026
                                          ===========     ===========

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were required deposits at the Federal Reserve of $2.5 million and $1.1 million at March 31, 1997 and 1996, respectively.

PAGE

NOTE 4: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (in thousands):


                                         March 31, 1997
                     -----------------------------------------------------
                                     Gross          Gross        Estimated
                     Amortized     unrealized     unrealized        fair
                       cost          gains          losses         value
                     ---------     ----------     ----------     ---------
U. S. Government
  and agency
  obligations        $  67,986     $       18     $     (587)    $  67,417
Municipal bonds         32,884          1,186           (101)       33,969
Corporate bonds          8,031             11            (45)        7,997
Mortgage-backed
  securities:
   FHLMC certificates    3,827             66            (25)        3,868
   GNMA certificates    20,698             60           (485)       20,273
   FNMA certificates     7,286             63            (68)        7,281
   Collateralized
     mortgage
     obligations       145,068            607         (2,722)      142,953
FHLMC stock              2,049          1,342            - -         3,391
FARMERMAC stock             10             14            - -            24
FNMA stock                 303             40            - -           343
                     ---------     ----------     ----------     ---------
                     $ 288,142     $    3,407     $   (4,033)    $ 287,516
                     =========     ==========     ==========     =========

Proceeds from sales of securities during 1997 were $769,000. Gross gains of $2,000 and gross losses of $0 were realized on those sales.

At March 31, 1997, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government and agencies thereof) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.


                                         March 31, 1996
                     -----------------------------------------------------
                                     Gross          Gross        Estimated
                     Amortized     unrealized     unrealized        fair
                       cost          gains          losses         value
                     ---------     ----------     ----------     ---------

U. S. Government
  and agency
  obligations        $    70,520   $       20     $     (151)    $  70,389
Municipal bonds           28,026        1,425            (86)       29,365
Corporate bonds           11,613           84            (65)       11,632
Mortgage-backed
  securities:
   FHLMC certificates      4,887          134            (11)        5,010
   GNMA certificates      22,309           88           (216)       22,181
   FNMA certificates       8,301          153            (41)        8,413
   Private issue
    certificates          10,908            1           (149)       10,760
   Collateralized
    mortgage
    obligations          131,899          597         (1,675)      130,821
FHLMC stock                2,049        1,029            - -         3,078
FNMA stock                     3           35            - -            38
                     -----------   ----------     ----------     ---------
                     $   290,515   $    3,566     $   (2,394)    $ 291,687
                     ===========   ==========     ==========     =========

Proceeds from sales of securities during 1996 were $21,183,000. Gross gains of $19,000 and gross losses of $272,000 were realized on those sales.

At March 31, 1996, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government and agencies thereof) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.

PAGE

The amortized cost and estimated fair value of securities available for sale at March 31, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          March 31, 1997
                                                   --------------------------
                                                   Amortized        Estimated
                                                      cost         fair value
                                                   ---------       ----------
Due in one year or less                            $  30,027       $   30,038
Due after one year through five years                 58,370           58,275
Due after five years through ten years                32,255           33,891
Due after ten years                                  167,490          165,312
                                                   ---------       ----------
                                                   $ 288,142       $  287,516
                                                   =========       ==========

NOTE 5: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (in thousands):


                                              March 31, 1997
                        -----------------------------------------------------
                                        Gross          Gross        Estimated
                        Amortized     unrealized     unrealized        fair
                          cost          gains          losses         value
                        ---------     ----------     ----------     ---------

Certificates of deposit $     987     $      - -     $      - -     $     987
                        =========     ==========     ==========     =========

                                              March 31, 1996
                        -----------------------------------------------------
                                        Gross          Gross        Estimated
                        Amortized     unrealized     unrealized        fair
                          cost          gains          losses         value
                        ---------     ----------     ----------     ---------

Certificates of deposit $   2,059     $      - -     $      - -     $   2,059
                        =========     ==========     ==========     =========

The amortized cost and estimated fair value of securities held to maturity at March 31, 1997, by contractual maturity, are shown below (in thousands):

                                                   Amortized        Estimated
                                                      cost         fair value
                                                   ---------       ----------
Due in one year or less                            $     793       $      793
Due after one year through five years                    194              194
                                                   ---------       ----------
                                                   $     987       $      987
                                                   =========       ==========

PAGE

NOTE 6: ADDITIONAL INFORMATION REGARDING COMPOSITION OF SECURITIES AND DEPOSIT INTEREST INCOME

The following table sets forth the composition of income from securities and deposits for the periods indicated (in thousands):


                                                        Years ended
                                                          March 31
                                             ---------------------------------
                                                  1997        1996        1995
                                                  ----        ----        ----
Taxable interest income                      $   5,227   $   4,438   $   2,845
Tax-exempt interest income                       2,033       1,855       1,930
Other stock-dividend income                        195         170         195
Federal Home Loan Bank stock-dividend income       868         307         199
                                             ---------   ---------   ---------
    Total securities and deposit income      $   8,323   $   6,770   $   5,169
                                             =========   =========   =========


NOTE 7: LOANS RECEIVABLE

Loans receivable at March 31 are summarized as follows (in thousands):


                                                            1997         1996
                                                            ----         ----
One- to four-family                                  $   431,280   $  309,895
Commercial and multifamily properties                     91,395       77,613
Construction and land                                    108,487       62,177
Commercial / agribusiness                                 50,074          871
Consumer and other                                        23,620        4,333
                                                     -----------   ----------
                                                     $   704,856   $  454,889

Less:
  Loans in process                                       (52,392)     (35,225)
  Deferred loan fees, discounts and premiums              (2,775)      (1,876)
  Allowance for loan losses                               (6,748)      (4,051)
                                                     -----------   ----------
                                                     $   642,941   $  413,737
                                                     ===========   ==========


A summary of changes in the Banks' loans to their directors, officers, and employees and their affiliated companies for the years ended March 31 is as follows:

                                               1997                1996
                                               ----                ----
  Loans outstanding, April 1              $ 5,081,363        $4,874,549
    Acquired with purchase of IEB           1,982,264               - -
    Loan disbursements                        955,061           853,703
    Loan repayments                        (1,629,498)         (646,889)
                                          -----------        ----------
  Loans outstanding, March 31             $ 6,389,190        $5,081,363
                                          ===========        ==========

Loans serviced for others totaled $208,359,000 and $221,201,000 at March 31, 1997 and 1996, respectively. Custodial accounts maintained in connection with this servicing totaled $2,963,000 and $4,024,000 at March 31, 1997 and 1996, respectively.

PAGE

The Banks' outstanding loan commitments totaled $36,779,000 and $10,190,000 at March 31, 1997 and 1996, respectively. The interest rates for the 1997 commitments range from 6.50% to 11.00%. In addition, the Banks had outstanding commitments to sell loans of $2,951,000 at March 31, 1997.

Nonaccrual loans totaled $2,082,000 and $526,000 at March 31, 1997 and 1996, respectively. Nonaccrual loans at year end are composed of residential real estate and consumer loans and on a collective basis they are not considered, "Impaired" under SFAS No. 114.

Loans held for sale at March 31, 1997, of $2,940,000 are stated net of unrealized loss, undisbursed loans in process and deferred loan fees.

Loans held for sale at March 31, 1996, of $1,558,000 are stated net of unrealized loss, undisbursed loans in process and deferred loan fees.

The Banks originate both adjustable- and fixed-rate loans. At March 31, 1997, the composition of those loans, less undisbursed amounts, were as follows (in thousands):

         Fixed-rate (term to maturity):

          One month to one year                              $    28,666
          One to three years                                      18,187
          Three to five years                                     33,550
          Five to ten years                                       18,286
          Over ten years                                         249,035
                                                             -----------
                                                             $   347,724
                                                             ===========

         Adjustable-rate (term to rate adjustment):

          One month to one year                              $   277,422
          One to three years                                       9,320
          Three to five years                                     15,916
          Five to ten years                                          533
          Over ten years                                           1,549
                                                             -----------
                                                             $   304,740
                                                             ===========

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the Banks' internal cost of funds, FHLB National Cost of Funds Index, One Year Constant Maturity Treasury Index, Prime Rate (Wall Street Journal) or the FHLB 11th District Cost of Funds. Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

PAGE

NOTE 8: ALLOWANCES FOR LOAN AND REAL ESTATE HELD FOR SALE LOSSES

An analysis of the changes in the allowances for loan and real estate held for sale losses is as follows for the three years ended March 31, 1997 (in thousands):


                                                                  Real estate
                                                    Loans             held
                                                  receivable        for sale
                                                  ----------      -----------

Balance, April 1, 1994                            $    3,429      $       704

         Provision (recoveries)                          391              125
         Net charge-offs                                (271)             (55)
                                                  ----------      -----------

Balance, March 31, 1995                                3,549              774

         Provision (recoveries)                          524              (70)
         Net charge-offs                                 (22)            (704)
                                                  ----------      -----------

Balance, March 31, 1996                                4,051              - -

         Acquired with IEB                             1,416              - -
         Provision (recoveries)                        1,423              - -
         Net charge-offs                                (142)             - -
                                                  ----------      -----------

Balance, March 31, 1997                           $    6,748      $       - -
                                                  ==========      ===========



NOTE 9: PROPERTY AND EQUIPMENT

Land, buildings, equipment and software owned by the Company and its subsidiaries at March 31 are summarized as follows (in thousands):

                                                    1997           1996
                                                    ----           ----
Land                                         $     2,199     $    1,457
Buildings and improvements                        11,308          7,877
Furniture, equipment and software                  5,835          3,013
                                             -----------     ----------

                                                  19,342         12,347
Accumulated depreciation                          (8,808)        (5,765)
                                             -----------     ----------
                                             $    10,534     $    6,582
                                             ===========     ==========

In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement establishes accounting standards for the impairment of long-lived assets that either will be held and used in operations or that will be disposed of. Effective January 1, 1996, the Company adopted SFAS No. 121. The Company periodically evaluates long-lived assets for impairment.

NOTE 10: DEPOSITS

Customer deposits consist of the following at March 31 (in thousands):

                                                          1997            1996
                                                          ----            ----
         Demand and NOW accounts, including non-
            interest-bearing deposits in 1997
            and 1996 of $36,709 and
            $6,816, respectively, 0% to 6%         $   170,499     $    68,582


         Regular savings, 2% to 6%                      44,131          32,499


         Certificate accounts:
               2.01% to 4%                               1,220           5,317
               4.01% to 6%                             265,473         193,980
               6.01% to 8%                              60,069          65,791
               8.01% to 10%                              3,571           7,886
               10.01% to 12%                                 4               9
                                                   -----------     -----------
                                                       330,337         272,983
                                                   -----------     -----------
                                                   $   544,967     $   374,064
                                                   ===========     ===========

Deposits at March 31, 1997 and 1996, include public funds of $13,217,000 and $6,322,000, respectively. Securities with a book value of $4,940,000 and $969,000 were pledged as collateral on these deposits at March 31, 1997 and 1996, respectively, which exceeds the minimum collateral requirements established by the state regulations.

Scheduled maturities of certificate accounts at March 31 are as follows (in thousands):



                                                          1997            1996
                                                          ----            ----
         Due in less than one year                 $   212,853     $   178,422
         One to two year                                53,553          31,650
         Two to three years                             26,049          21,387
         Three to four years                             6,998          18,032
         Four to five years                              7,916           4,673
         After five years                               22,968          18,819
                                                   -----------     -----------
                                                   $   330,337     $   272,983
                                                   ===========     ===========

Included in deposits are certificates of deposit in excess of $100,000 of $58,423,000 and $45,453,000 at March 31, 1997 and 1996, respectively.
Interest on certificates in excess of $100,000 totaled $2,945,000, $2,102,000 and $1,808,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

Deposit interest expense by type for the years ended March 31 is as follows (in thousands):

                                          1997            1996            1995
                                          ----            ----            ----
         Certificates                $  19,751     $    15,768     $    12,410
         Demand and NOW accounts           808           1,650           1,725
         Regular savings                 1,177           1,558           1,344
                                     ---------     -----------     -----------
                                     $  21,736     $    18,976     $    15,479
                                     =========     ===========     ===========

PAGE

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE


FSBW has entered into borrowing arrangements with the Federal Home Loan Bank of Seattle (FHLB) to borrow funds under a short-term cash management advance program and long-term loan agreements. All borrowings are secured by stock of, and cash deposits in, the FHLB. Additionally, mortgage loans receivable and securities issued, insured, or guaranteed by the U. S. Government or agencies thereof are pledged as security for the loans. At March 31, 1997, FHLB advances were scheduled to mature as follows (in thousands):


                             Adjustable-rate     Fixed-rate        Total
                                advances          advances        advances
                             ---------------   --------------  --------------
                             Rate*   Amount    Rate*  Amount   Rate*  Amount
                             ----- ---------   ----- --------  ----- --------
  Due in less than one year  5.68% $   5,400   5.49% $104,316  5.50% $109,716
  One to two years            - -        - -   6.15    38,516  6.15    38,516
  Two to three years          - -        - -   6.33    48,050  6.33    48,050
  Three to four years         - -        - -   6.38     8,233  6.38     8,233
  Four to five years          - -        - -   6.77    27,000  6.77    27,000
                                   ---------         --------        --------
                             5.68% $   5,400   5.97% $226,115  5.96% $231,515
                                   =========         ========        ========
* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the year ended March 31 (in thousands):

                                  1997           1996           1995
                                  ----           ----           ----
    Maximum outstanding at
      any month end          $ 235,098      $ 179,419      $  72,135
    Average outstanding        214,563         66,252         42,419
    Weighted average
      interest rates:
        Annual                    5.83%          5.80%          5.60%
        End of year               5.96           5.43           6.35
    Interest expense
      during the year        $  12,504      $   3,842      $   2,374

NOTE 12: OTHER BORROWINGS

Retail Repurchase Agreements included in other borrowings are due generally within 90 days with interest. At March 31, 1997, they carry interest rates ranging from 5.21% to 7.18%, payable at maturity, and are secured by the pledge of certain FNMA and FHLMC mortgage-backed securities with a fair value of $11,156,000 as of March 31, 1997.

A summary of retail repurchase agreements at March 31 by the period remaining to maturity is as follows (in thousands):

                                         1997                    1996
                                  ------------------     -------------------
                                  Weighted               Weighted
                                  average                average
                                   rate     Balance       rate      Balance
                                   ----   ----------      ----     ---------
     Due in less than one year     5.55%  $    8,215      5.02%    $   7,682
     One to two years               - -          - -      6.00         1,102
     Three to four years           6.10          695       - -           - -
     After five years              7.18        1,060      7.18         1,005
                                          ----------               ---------
                                   5.76%  $    9,970      5.35%    $   9,789
                                          ==========               =========


Interest expense for the three years ended March 31, 1997, 1996 and 1995 was $543,000, $462,000 and $377,000, respectively.

PAGE

Wholesale Repurchase Agreements:   The table below outlines the wholesale
repurchase agreements as of March 31, 1997 and 1996. The agreements to repurchase are secured by mortgage-backed securities with a fair value of $55,115,000 at March 31, 1997. The Broker holds the security while FSBW continues to receive the principal and interest payments from the security. Upon maturity of the agreement the pledged securities will be returned to FSBW.

A summary of wholesale repurchase agreements at March 31 by the period remaining to maturity is as follows (in thousands):

                                         1997                    1996
                                  ------------------     -------------------
                                  Weighted               Weighted
                                  average                average
                                   rate     Balance       rate      Balance
                                   ----   ----------      ----     ---------
     Due in less than one year     5.40%  $  27,174       5.41%    $   9,863
     One to two years              5.68      25,000        - -           - -
                                          ---------                ---------

                                   5.53%     52,174       5.41%    $   9,863
                                          =========                =========

The maximum and average outstanding balances and average interest rates on wholesale repurchase agreements were as follows for the year ended March 31 (in thousands):


                                                1997         1996    1995
                                                ----         ----    ----

     Maximum outstanding at any month end  $  52,174     $  9,863     N/A
     Average outstanding                      26,649          162     N/A
     Weighted average interest rates:
       Annual                                   5.96%        5.41%
       End of year                              5.53         5.41
     Interest expense during the year      $   1,589     $      7

NOTE 13: INCOME TAXES

The recently enacted Small Business Job Protection Act of 1996 (the "Job Protection Act") requires that a qualified thrift institution, such as FSBW, recapture, for federal income tax purposes, that portion of the balance of its tax basis bad debt reserves that exceeds the December 31, 1987 balance, with certain adjustments. Such recaptured amounts are to be generally taken into ordinary income ratably over a six-year period beginning in 1997. In addition, the Job Protection Act also repeals the reserve method of accounting for tax basis bad debt deductions and, thus, requires thrifts to calculate the tax basis bad debt deduction based on actual current loan losses. FSBW will be required to recapture its post-1987 additions to its tax basis bad debt reserves, whether such additions were made pursuant to the percentage of taxable income method or the experience method. As of March 31, 1997, these additions were $1.5 million which, pursuant to the Job Protection Act, will be included in taxable income ratably over a six-taxable-year period beginning with the year ending March 31, 1998. The recapture of the post-1987 additions to tax basis bad debt reserves will require FSBW to pay approximately $85,000 a year in federal income taxes (based upon current federal income tax rates). This will not result in a charge to earnings as these amounts are included in the deferred tax liability at March 31, 1997.

Retained earnings at March 31, 1997, include $5,318,000 of earnings which represent federal income tax basis bad debt reserve deductions taken by FSBW for which no provisions for federal income taxes have been made. If the accumulated amount that qualified as deductions for federal income taxes is later used for purposes other than to absorb bad debt losses or FSBW no longer qualifies as a bank, the accumulated reserve will be subject to federal income tax at the then current tax rates.

PAGE

The provision for income taxes for the years ended March 31 differs from that computed at the statutory corporate tax rate as follows (in thousands):

                                           1997          1996          1995
                                           ----          ----          ----
     Taxes at statutory rate          $   4,501    $    3,020    $    2,076
     Increase (decrease) in taxes:
       Tax-exempt interest                 (608)         (553)         (578)
       Amortization of cost in
         excess of assets acquired          201           - -           - -
       Difference in fair market
         value versus basis
         of released ESOP shares            184            40           - -
       Other                               (355)          124           (163)
                                      ---------     ---------    -----------
                                          3,923         2,631          1,335
     Cumulative effect of change
       in accounting principle              - -           - -            204
                                      ---------     ---------    -----------
                                      $   3,923     $   2,631    $     1,539
                                      =========     =========    ===========

The provision for income tax expense for the year ended March 31 is composed of the following (in thousands):


                                          1997            1996          1995
                                          ----            ----          ----
     Current                         $   4,238      $    2,871   $     1,539
     Deferred                             (286)           (181)           85
     Change in valuation allowance         (29)            (59)          (85)
                                     ---------      ----------   -----------
                                     $   3,923      $    2,631   $     1,539
                                     =========      ==========   ===========
Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets at March 31 consisted of the following (in thousands):


                                                          1997          1996
                                                          ----          ----
     Deferred tax assets:
         Loan loss reserves per books              $     2,278   $     1,377
         Deferred compensation                           1,061           554
         Timing of deductibility of
           ESOP contributions                               93            34
         Nondeductible write-down of
           investment securities                            28            61
         Other                                             163           184
                                                   -----------   -----------
                                                         3,623         2,210
                                                   -----------   -----------

      Deferred tax liabilities:
            Change in method of accounting
              for amortization of premium
              and discount  on investments                 142           168
            Tax basis bad debt reserves-post 1987          509           295
            FHLB stock dividends                         1,196           867
            Depreciation                                   631           173
            Deferred loan fees                              99           - -
            Other                                           24            13
                                                   -----------     ---------
                                                         2,601         1,516
                                                   -----------     ---------
                                                         1,022           694
      Valuation allowance                                  (27)          (56)
                                                   -----------     ---------
                                                           995           638
      Income taxes related to valuation
        reserve on securities available for sale           225          (398)
                                                   -----------     ---------
      Deferred tax asset (liability) - net         $     1,220     $     240
                                                   ===========     =========

PAGE

NOTE 14: EMPLOYEE BENEFIT PLANS

The Banks have their own profit sharing plans for all eligible employees. The plans are funded annually at the discretion of the individual Banks' Boards of Directors. Contributions charged to operations for the years ended March 31, 1997, 1996 and 1995 were $253,000, $208,700 and $384,610, respectively.

FSBW has entered into a salary continuation agreement with certain of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $240,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. FSBW is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program were $119,278, $108,678 and $111,920 for the years ended March 31, 1997, 1996 and 1995, respectively. The plan's projected benefit obligation is $2,031,000, of which $313,000 was vested at March 31, 1997. The assumed discount rate was 7% for 1997 and 1996. At March 31, 1997, an obligation of $375,620 and cash value of life insurance of $2,036,449 were recorded. At March 31, 1996, an obligation of $256,342 and cash value of life insurance of $1,932,149 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program resulting in a net cost of $14,978, $33,985 and $61,475 for the years ended March 31, 1997, 1996 and 1995, respectively. IEB also has a non-qualified, non-contributory retirement compensation plan for certain bank employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to this plan included in fiscal 1997 operations were $27,000.

The Company and FSBW also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain bank employees. The plans permit each director or certain bank employees to defer a portion of director fees, non- qualified retirement contributions or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund a portion of the plans' future obligations the Company has purchased life insurance policies, contributed to money market investments and purchased common stock of the Company. As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was valued at $1,677,000 and $1,123,000 for March 31, 1997 and 1996, respectively. The money market investments and cash surrender value of the life insurance policies are included in other assets.

PAGE

NOTE 15: EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

FSBW established for eligible employees an employee stock ownership plan
(ESOP) and related trust that became effective upon the former mutual holding company's conversion to a stock-based holding company. Eligible employees of FSBW as of January 1, 1995 and eligible employees of the Company or FSBW employed after such date who have been credited with at least 1,000 hours during a 12-month period will become participants.

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock. The loan will be repaid principally from the Company's or FSBW's contributions to the ESOP over a period not to exceed twenty years, and the collateral for the loan will be the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP will be discretionary; however, FSBW intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The interest rate for the loan is 8.75%.

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of FSBW or the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for March 31, 1997 and 1996 (first plan year) was $997,000 and $515,000, respectively.

As of March 31, 1997, the Company has allocated or committed to be released to the ESOP 97,745 earned shares and has 775,105 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $14,630,000 at March 31, 1997.

NOTE 16:  STOCK BASED COMPENSATION

At the Company's annual stockholders meeting held on July 26, 1996, the shareholders approved adoption of the Management Recognition and Development Plan (MRP) and Stock Option Plan (SOP).

MRP: Under the MRP the Company is authorized to grant up to 436,425 shares of restricted stock to directors, officers and employees of FSBW. The initial grant of 404,282 shares with a total cost of $6.0 million vests over a five year period starting from the July 26, 1996, MRP approval date. The consolidated statements of income for the year ended March 31, 1997, reflect an accrual of $971,000 compensation expense for the MRP including $69,000 of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the years ended March 31 follows:


                                                    1997            1996
                                               ---------       ---------
Shares granted- July 26, 1996                    404,282             N/A
  Shares vested                                      - -
  Shares forfeited                                  (400)
                                               ---------
Shares granted - not vested - March 31, 1997     403,882
                                               =========

PAGE

SOP: Under the SOP the Company has reserved 1,091,063 shares for issuance pursuant to the exercise of stock options which may be granted to directors and employees. The exercise price of the stock options are set at 100% of the fair market value of the stock price at date of grant. Such options will vest ratably over a five year period and any unexercised options will expire after 10 years or 90 days after employment or service ends.

Details of stock options granted, vested, exercised, surrendered or terminated are as follows:


                                                      Number of option shares
                                                      -----------------------
                                                      Granted      Exercisable
                                                      ----------   -----------
For the year ended March 31, 1996                            N/A           N/A
                                                      ==========   ===========

For the year ended March 31, 1997
  Options granted                                        913,445           - -
  Options vested                                             - -           - -
  Options surrendered                                        - -           - -
  Options exercised                                          - -           - -
  Options terminated                                         - -           - -
                                                      -----------  -----------

Number of option shares at March 31, 1997                 913,445          - -
                                                      ===========  ===========
Financial data pertaining to outstanding stock options granted at March 31, 1997 were as follows:

                  Weighted
              average fair value    Number of       Number of      Remaining
    Exercise  of option shares    option shares   option shares   contractual
      price       granted            granted       exercisable       life
   ---------  ------------------     -------       -----------    -----------
   $  14.875  $3.49 to $5.29         770,430               - -            N/A
      15.375   5.40 to  5.58          88,015               - -            N/A
      16.750   6.08                   45,000               - -            N/A
      18.500   6.72                   10,000               - -            N/A
                                     -------       -----------
      15.055*  4.87                  913,445               - -
                                     =======       ===========

*  Weighted average exercise price of options granted


In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-based Compensation. The statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions in the statement. SFAS No. 123 does not rescind or interpret the existing accounting rules for employee stock-based arrangements. Companies may continue following those rules to recognize and measure compensation as outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but they are now required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provisions of SFAS No. 123. Effective April 1, 1996, the Company has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's compensation plan been determined consistent with SFAS No. 123, the Company's net income available to fully diluted common stock and fully diluted earnings per share would have been reduced to the pro forma amounts indicated below:

PAGE

                                               Years ended March 31
                                          ---------------------------
                                                 1997            1996
                                          -----------    ------------
                                             (dollars in thousands,
                                           except per share amounts)
Net income attributable to common stock:
  Primary:
      As reported                         $     9,314     $       N/A
      Pro forma                                 8,429
  Fully diluted:
      As reported                         $     9,314
      Pro forma                                 8,429
Net income per common share:
  Primary:
      As reported                         $      0.95
      Pro forma                                  0.86
  Fully diluted:
      As reported                         $      0.95
      Pro forma                                  0.86

The compensation expense included in the pro forma net income attributable to fully diluted common stock and fully diluted earnings per share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black- Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 1997: annual dividend yield of 1.75%, expected volatility of 19.93%, risk-free interest rates of 6.36% and expected lives of 2.5 to 12.5 years.

NOTE 17: REGULATORY CAPITAL REQUIREMENTS

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. Each of the Banks as state chartered federally insured institutions are subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require the Company and FSBW and IEB to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Banks to maintain minimum ratios of total capital and Tier 1 capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements. For FSBW and IEB, FDICIA established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and leverage ratio of not less that 4.00%. Any institution which is neither well-capitalized nor adequately capitalized will be considered undercapitalized.

PAGE

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Banks, individually, to comply with applicable capital requirements would, if unremedied, result in restrictions on their activities and lead to enforcement actions against FSBW or IEB by the FDIC, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC approval of any regulatory application filed for its review may be dependent on compliance with capital requirements.

The actual regulatory capital ratios calculated for the Company and the Banks, along with the minimum capital amounts and ratios for capital adequacy purposes and to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:


                                                           Minimum to be
                                                           categorized as
                                            Minimum      "well-capitalized"
                                           for capital       under prompt
                                           adequacy      corrective action
                        Actual             purposes         provisions
                  -----------------    ----------------   ---------------
                  Amount      Ratio    Amount     Ratio   Amount    Ratio
                  ------      -----    ------     -----   ------    -----
                                   (dollars in thousands)
March 31, 1997:
The Company-
 consolidated
  Total capital
    to risk-
    weighted
    assets        $ 143,811   26.77%   $ 42,977   8.00%   N/A
  Tier 1
    capital
    to risk-
    weighted
    assets          137,095   25.52      21,488   4.00    N/A
  Tier 1
    leverage
    capital
    to
    average
    assets          137,102   13.68      39,465   4.00    N/A

FSBW
  Total capital
    to risk-
    weighted
    assets           96,826   23.68      32,692   8.00   $ 40,864   10.00%
  Tier 1
    capital
    to risk-
    weighted
    assets           91,715   22.44      16,346   4.00     24,519    6.00
  Tier 1
   leverage
   capital
   to average
   assets            91,714   11.56      31,746   4.00     39,682    5.00

IEB
  Total capital
   to risk-
   weighted
   assets            23,229   19.08       9,738   8.00     12,173   10.00
  Tier 1
   capital
   to risk-
   weighted
   assets            21,806   17.91       4,869   4.00      7,304    6.00
  Tier 1
   leverage
   capital
   to average
   assets            21,814   12.08       7,226   4.00      9,033    5.00

PAGE

                                                          Minimum to be
                                                           categorized as
                                            Minimum      "well-capitalized"
                                           for capital       under prompt
                                           adequacy      corrective action
                        Actual             purposes         provisions
                  -----------------    ----------------   ---------------
                  Amount      Ratio    Amount     Ratio   Amount    Ratio
                  ------      -----    ------     -----   ------    -----
                                   (dollars in thousands)


March 31, 1996:
The Company-
 consolidated
  Total capital
    to  risk-
    weighted
    assets        $ 158,500   43.80%   $ 28,950   8.00%   N/A
  Tier 1 capital
   to risk-
   weighted
   assets           154,449   42.68      14,475   4.00    N/A
  Tier 1
   leverage
   capital
   to average
   assets          154,449    20.78      29,730   4.00    N/A

FSBW
  Total capital
   to risk-
   weighted
   assets           96,649    27.55      28,068   8.00    $ 35,085  10.00%
  Tier 1 capital
   to risk-
   weighted
   assets           92,596    26.39      14,034   4.00      21,051   6.00
  Tier 1
   leverage
   capital
   to average
   assets           92,596    13.42      27,599   4.00      34,499   5.00

IEB
  Total capital
   to risk-
   weighted
   assets           N/A       IEB was acquired August 1, 1996
  Tier 1 capital
   to risk-
   weighted
   assets
  Tier 1
   leverage
   capital
   to average
   assets



Company management believes, as of March 31, 1997, the Company, FSBW and IEB individually met all capital adequacy requirements to which they were subject. Additionally, as of March 31, 1997, the most recent notification from the Federal Reserve and the FDIC individually categorized the Company and the Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed their individual category.

PAGE

Federal law requires that the federal banking agencies' risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the FDIC amended its risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multi-family residences. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause the Company and the Banks to cease to be well-capitalized. In June 1996, the FDIC and certain other federal banking agencies issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would determine banks' interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.

NOTE 18: CONTINGENCIES In the normal course of business, the Company and/or its subsidiaries have various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on the results of operations or consolidated financial position at March 31, 1997.

NOTE 19: INTEREST RATE RISK The financial condition and operation of the Company are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. The Company's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities.

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk), product caps and floors, and early repayment or withdrawal provisions, which may be contractual or market driven, that are generally more favorable to customers than to the Company.

The Company's primary monitoring tool for assessing interest rate risk is "asset/liability simulation modeling," which is designed to capture the dynamics of balance sheet, interest rate and spread movements, and to qualify variation in net interest income and net market value resulting from those movements under different rate environments. Another monitoring tool used by the Company to assess interest rate risk is "gap analysis." The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are 'interest sensitive" and by monitoring the Company's interest sensitivity "gap." Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible, and considers that the Company's current level of interest rate risk is reasonable.

PAGE

NOTE 20: COSTS IN EXCESS OF NET ASSETS ACQUIRED

Costs in excess of net assets acquired (goodwill) consisted of the following (in thousands):

                                                      March 31
                                          ------------------------------
                                                 1997               1996
                                          -----------         ----------
Inland Empire Bank, net of
  amortization of $592,000 and N/A.       $    11,906                N/A
                                          ===========         ==========

Costs in excess of net assets acquired result from business combinations accounted for as a purchase of assets and an assumption of liabilities. Goodwill is amortized using the straight-line method over the period that is expected to be benefitted of 14 years. The Company periodically evaluates goodwill for impairment.

NOTE 21: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments is as follows at March 31 (in thousands):

                                           1997                   1996
                                    -------------------   --------------------
                                              Estimated              Estimated
                                    Carrying    fair      Carrying     fair
                                      value     value       value      value
                                    --------  ---------   --------   ---------

Assets:
    Cash                            $ 24,488   $ 24,488   $  9,026   $  9,026
    Securities available for sale    287,516    287,516    291,687    291,687
    Securities held to maturity          987        987      2,059      2,059
    Loans receivable held for sale     2,940      2,940      1,558      1,558
    Loans receivable                 642,941    651,813    413,737    420,561
    Accrued interest receivable        6,950      6,950      4,627      4,627
    FHLB stock                        12,807     12,807      9,030      9,030
    Mortgage servicing rights            354        360        427        430


Liabilities:
    Demand and NOW accounts          170,499    170,499     68,582     68,582
    Regular savings                   44,131     44,131     32,499     32,499
    Certificates of deposit          330,337    330,887    272,983    274,982
    Advance payments by borrowers
      for taxes and insurance          4,112      4,112      3,563      3,563
    FHLB advances                    231,515    228,966    179,419    178,968
    Other borrowings                  62,185     61,628     19,652     19,738

Off-balance-sheet financial instruments:

    Commitments to sell loans       $      0   $      0   $      0   $      0
    Commitments to originate
      loans                                0          0          0          0
    Commitments to purchase
      securities                           0          0          0          0

PAGE

Fair value estimates, methods, and assumptions are set forth below for the Company's financial and off-balance-sheet instruments:

Cash: The carrying amount of these items is a reasonable estimate of their fair value.

Securities: The estimated fair values of investment securities and mortgaged-backed securities available for sale and held to maturity are based on quoted market prices or dealer quotes.

Loans Receivable: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as multi-family real estate, residential mortgage, nonresidential, commercial / agribusiness, consumer and other. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and nonperforming categories.

The fair value of performing residential mortgages is estimated based upon secondary market sources by type of loan and terms such as fixed or variable interest rates. For performing nonresidential and multi-family real estate loans, the fair value has been estimated based upon the level of interest rates inherent in the loans as compared to current interest rates for comparable loans taking into consideration the estimate of maturity and experience with repayments. The fair value of performing commercial / agribusiness, consumer and other loans is based on discounted cash flows using as a discount rate the current rate offered on similar products.

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

Deposit Liabilities: Under SFAS No. 107, the fair value of deposits with no stated maturity, such as savings, checking and NOW accounts, is equal to the amount payable on demand. Management also has considered the fair value of time deposits with a maturity of six months or less to be the same as the amount recorded. The market value of certificates of deposit with maturities in excess of six months is based upon the discounted value of contractual cash flows. The discount rate is determined using the borrowing rate available from the FHLB for comparable terms.

FHLB Advances and Other Borrowings: The fair value of FHLB advances and other borrowings is estimated based on discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.

Commitments: Commitments to sell loans with a notional balance of $2,951,000 and $1,578,000 at March 31, 1997 and 1996, respectively, have a carrying value of zero, representing the cost of such commitment. Commitments to originate loans, $36,779,000 and $10,190,000 at March 31, 1997 and 1996, respectively, also have a carrying value of zero. A commitment to purchase a security with a notional balance of $5,250,000 at March 31, 1996 has a carrying value of zero, representing the cost of such commitment. The fair value of such commitments is also estimated to be zero based upon current market rates for similar loans and any fees received to enter into similar agreements.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not financial instruments include the mortgage banking operations; deferred tax assets; land, building, equipment and software; costs in excess of net assets acquired; and real estate held for sale.

PAGE

NOTE 22: FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. (FSBWB)
         (PARENT COMPANY ONLY)


Summary financial information as of March 31 (in thousands):
(Note - Information for 1995 is for the former mutual holding company)

FSBWB
Balance Sheets

For the years ended March 31, 1997 and 1996


                                                       1997               1996
                                                       ----               ----

ASSETS

         Cash                                   $       893        $       109
         Investments available for sale              14,020             53,054
         Loan receivable ESOP                         7,956              8,431
         Investment in subsidiaries                 125,187             93,412
         Deferred tax asset                             230                - -
         Other assets                                 1,779              1,306
                                                -----------        -----------
                                                $   150,065        $   156,312
                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

         Liabilities                                  1,429              1,047
         Stockholders' equity                       148,636            155,265
                                                -----------        -----------
                                                $   150,065        $   156,312
                                                ===========        ===========


FSBWB
Statements of Income

For the years ended March 31, 1997, 1996 and 1995


                                     1997               1996              1995
                                     ----               ----              ----

   INTEREST INCOME:
          Certificates and
            time deposits       $      62        $        26       $         2
          Investments               1,403              1,054               - -
          ESOP loan                   724                313               - -

      OTHER INCOME:
           Equity in
             undistributed
             income of
             subsidiaries           8,719              5,612             5,181
           Miscellaneous               25                - -               - -
                                ---------        -----------       -----------
                                   10,933              7,005             5,183

   OTHER EXPENSE:
           Compensation,
             payroll taxes
             and fringe
             benefits                 409                 64                 1
           Other expense              888                345                14
                                ---------        -----------       -----------
                                    9,636              6,596             5,168
   PROVISION FOR INCOME TAXES         322                344               - -
                                ---------        -----------       -----------

   NET INCOME                   $   9,314        $     6,252       $     5,168
                                =========        ===========       ===========

PAGE

FSBWB
Statements of Cash Flow
For the years ended March 31, 1997, 1996 and 1995

                                     1997               1996              1995
                                     ----               ----              ----
   OPERATING ACTIVITIES:
      Net income                 $  9,314           $  6,252         $  5,168
      Adjustments to
        reconcile net
        income to net
        cash provided
        by operating
        activities:
      Equity in
        undistributed
        earnings of
        subsidiaries              (8,719)            (5,612)           (5,181)
      Net amortization
        of investment
        discounts                 (1,403)               - -               - -
      Amortization of
        MRP liability                254                - -               - -
      (Increase) decrease
        in deferred taxes           (230)               - -               - -
      (Increase) decrease
        in other assets             (486)            (1,285)                5
      Increase (decrease)
        in other liabilities         199                543               - -
                                 -------            -------          --------
   Net cash used by
     operating activities         (1,071)              (102)               (8)
                                 -------            -------          --------

   INVESTING ACTIVITIES:
       Purchase of securities
         available for sale     (446,308)          (440,626)              - -
       Principal  repayments
         and maturities of
         securities available
         for sale                 486,739            387,572              - -
       Funds transferred to
         deferred compensation
         trust                        (75)               - -              - -
       Acquisition of wholly
         owned subsidiary:
         1997-IEB, 1996-FSBW      (32,833)           (53,681)             - -
       Dividends received
         from subsidiaries          4,515              8,560              - -
       Loan provided to
         FSBW's ESOP for
         purchase of common
         stock                        - -             (8,728)             - -
       Principal repayments -
         FSBW's ESOP loan             475                297              - -
       Additional investment
         in subsidiaries             (166)               (41)             - -
                                 --------           --------         --------
   Net cash used by investing
     activities                    12,347           (106,647)             - -
                                 --------           ---------        --------

   FINANCING ACTIVITIES:
       Proceeds from issuance
         of common stock,
         net of underwriting
         costs                       - -             107,361              - -
       Purchase of treasury
         stock                   (12,905)                - -              - -
       Proceeds from sale
         of treasury stock
         to FSBW                   4,320                 - -              - -
       Cash dividends paid        (1,907)               (504)             - -
       Contribution from
         (reimbursement to)
         wholly owned
         subsidiary                  - -                (62)              - -
                                 -------            -------          --------

   Net cash provided by
     financing activities        (10,492)           106,795               - -
   NET INCREASE (DECREASE)
     IN CASH                         784                 46                (8)
   CASH, BEGINNING OF PERIOD         109                 63                71
                                 -------            -------          --------
   CASH, END OF PERIOD           $   893            $   109          $     63
                                 =======            =======          ========

PAGE

FSBWB
Statements of Cash Flow
For the years ended March 31, 1997, 1996 and 1995
(continued)

                                     1997               1996              1995


   SUPPLEMENTAL DISCLOSURE
     OF CASH FLOW INFORMATION:
       Interest paid            $     - -        $       - -       $       - -
       Taxes paid               $     505        $       - -       $       - -
       Non-cash transactions:
         Net change in
           dividends payable    $     178        $      504        $       - -
         Reduction of initial
           investment in
           subsidiary for
           loan advanced to
           ESOP                 $     - -        $    8,728         $      - -
       Increase of investment
           in subsidiary for
           shares released
           to ESOP
           participants as
           compensation         $     417        $      515         $      - -
       Net change in
         unrealized gain
         (loss) in deferred
         compensation trust
         & related liability
         for company &
         subsidiaries           $     493        $      - -         $      - -
       Treasury stock
         forfeited by
         subsidiary's MRP       $       6        $      - -         $      - -


NOTE 23: CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

In October 1995, the Company converted from the mutual holding company to the stock holding company form of organization. At the time, the Company established a liquidation account in an amount equal to its equity, as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at FSBW after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Company, each FSBW eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

Subsequent to the conversion, the Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

NOTE 24: STOCK REPURCHASE

On November 19, 1996, the Company completed its stock repurchase program initiated in April 1996 which authorized the repurchase of 545,525 shares of its outstanding common stock. On November 20, 1996, the Company's Board of Directors approved continuance of the stock repurchase program authorizing the purchase of up to 10% of total shares outstanding over the next 12 months.
As of March 31, 1997, the Company has repurchased a total of 795,525 shares at an average price of $15.22 per share. The Company has reserved 436,425 shares for its MRP of which 403,882 shares were awarded as of March 31, 1997 (see
Note 16 to financial statements). The remaining 32,543 unallocated shares are held as treasury stock reserved for the MRP.

PAGE

NOTE 25: EARNINGS PER SHARE

Earnings per share information is not meaningful for any periods prior to December 31, 1995, since the Company's stock was issued on October 31, 1995. Earnings per share are not presented for periods prior to conversion to stock form as FSBW was a wholly-owned subsidiary of a mutual holding company.

(in thousands)
                                               Years ended March 31
                                    ------------------------------------------
                                       1997               1996            1995
                                    -------           --------         -------
                                          *
  Total shares issued                10,911                N/A             N/A
    Less purchase of
      treasury stock
      including shares
      allocated to MRP                 (488)

    Less unallocated
      shares held by
      the ESOP                         (811)

    Plus MRP and stock
      option incremental
      shares considered
      outstanding for
      primary EPS
      calculations                      155
                                    -------

  Primary weighted
    average shares
    outstanding                       9,767                N/A             N/A
                                    -------           --------         -------

    Plus MRP and stock
      option incremental
      shares considered
      outstanding for
      fully diluted
      EPS calculations                   36
                                    -------

  Fully diluted weighted
    average shares
    outstanding                       9,803                N/A             N/A
                                    =======           ========         =======
  *  Weighted average shares



                                                            Calculation of
                                                          outstanding shares
                                                          ------------------


                                                   At March 31     At March 31
                                                          1997            1996
                                                   -----------     -----------
  Total shares issued                                   10,911          10,911
    Less treasury stock                                   (392)            - -

  Outstanding shares                                    10,519          10,911
                                                   ===========     ===========

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997 and early adoption of the standard is not permitted. The Company does not anticipate the adoption of SFAS No. 128 to have a material effect on its results of operations on a per share basis.

PAGE

NOTE 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (in thousands):

                                     Years ended March 31, 1997
             -----------------------------------------------------------------
                 First             Second              Third            Fourth
                Quarter           Quarter             Quarter          Quarter
                -------           -------             -------          -------

Interest
  income      $  13,785         $  16,648           $  18,264        $  18,595
Interest
  expense         7,566             9,007               9,791           10,008
              ---------         ---------           ---------        ---------
   Net
   interest
   income         6,219             7,641               8,473            8,587
Provision
  for loan
  losses            513               407                 231              272
              ---------         ---------           ---------        ---------
   Net
   interest
   income
   after
   provision
   for loan
   losses         5,706             7,234               8,242            8,315
Non-interest
  income            455               594               1,199              908
Non-interest
  expense         2,884             6,861               4,891            4,780
              ---------         ---------           ---------        ---------
   Income
   before
   provision
   for income
   taxes          3,277               967               4,550            4,443
Provision for
  income taxes      884               164               1,444            1,431
              ---------         ---------          ----------        ---------
Net operating
  income      $   2,393         $     803          $    3,106        $   3,012
              =========         =========          ==========        =========

Earnings per
  share       $    0.24         $    0.08          $     0.32        $    0.31
Fully diluted
  earnings
  per share   $    0.24         $    0.08          $     0.32        $    0.31
Cash dividend
  declared    $    0.05         $    0.05          $     0.05        $    0.07



                                    Years ended March 31, 1996
             -----------------------------------------------------------------
                 First             Second              Third            Fourth
                Quarter           Quarter             Quarter          Quarter
                -------           -------             -------          -------

Interest
  income      $   9,170         $   9,310           $  10,733        $  12,196
Interest
  expense         5,566             5,710               5,622            6,389
              ---------         ---------           ---------        ---------
   Net
   interest
   income         3,604             3,600               5,111            5,807
Provision
  for loan
  losses             37                75                 156              256
              ---------         ---------           ---------        ---------
   Net
   interest
   income
   after
   provision
   for loan
   losses         3,567             3,525               4,955            5,551
Non-interest
  income            542               472                 170              484
Non-interest
  expense         2,665             2,402               2,477            2,839
              ---------         ---------           ---------        ---------
   Income
   before
   provision
   for income
   taxes          1,444             1,595               2,648            3,196
Provision for
  income taxes      369               442                 830              990
              ---------         ---------           ---------        ---------
Net operating
  income      $   1,075         $   1,153           $   1,818        $   2,206
              =========         =========           =========        =========

Earnings per
  share       $      (*)        $      (*)          $      (*)       $    0.22
Fully diluted
  earnings
  per share   $      (*)        $      (*)          $      (*)       $    0.22
Cash dividend
  declared    $     N/A         $     N/A           $    0.05        $    0.05

(*)The Company converted from mutual to stock ownership on October 31, 1995; therefore earnings per share information is meaningful only for the fourth quarter of fiscal year 1996.

PAGE

                  First Savings Bank of Washington Bancorp, Inc.
                               Index of Exhibits

Exhibit
-----------------------------------------------------------------------------
2 Agreement and Plan of Merger dated March 11, 1996 between First Savings Bank of Washington Bancorp, Inc. and Inland Empire Bank [incorporated by reference to Exhibit 2 to the Current Report on Form 8-K dated March 15, 1996 (File No. 0-26584).]

3{a} Certificate of Incorporation of Registrant [incorporated by reference to Registration Statement on Form S-1, as amended (File No. 33-93386).]

3{b} Bylaws of Registrant (incorporated by reference to Registration Statement on Form S-1, as amended [File No. 33-93386).]

10{a} Employment Agreement with Gary L. Sirmon. [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584).]

10{b} Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584).]


10{c} Employment Agreement with D. Allan Roth. [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584).]


10{d} Executive Salary Continuation Agreement with D. Allan Roth. [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584).]


10{e} Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584).]


10{f} Executive Salary Continuation Agreement with Michael K. Larsen. [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584).]


10{g} 1996 Stock Option Plan [(incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders held on July 26, 1996).

10{h} 1996 Management Recognition and Development Plan (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders held on July 26, 1996).

10{i}    Employment and Non-competition Agreement with Jesse G. Foster.

10{j}    Supplemental Retirement Plan as Amended with Jesse G. Foster.

21       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

27       Financial Data Schedule.

PAGE

                                   Exhibit 10(i)
                      EMPLOYMENT AND NONCOMPETITION AGREEMENT
                      ---------------------------------------
                                For Jesse G. Foster

      This agreement is made this 30 day of September 1994, by and between Inland Empire Bank (hereinafter referred to as "Employer") and Jesse G. Foster (hereinafter referred to as "Executive").

      In consideration of the mutual covenants and conditions set forth below, the parties hereby agree as follows:

      1.  Employment and Duties.  Employer hereby employs
          ---------------------
Executive to serve in and to have, subject to the terms and conditions of this Agreement, the authority and responsibilities of the position of President and Chief Executive Officer and perform such other duties as Employer in its discretion may from time to time determine and assign to him. Executive's personal performance of his duties hereunder is the essence of this Agreement. Executive agrees to diligently perform all such duties in accordance with policy directions of the Board of Directors of Employer. If Executive is elected or appointed to continue as an officer or director of Employer or any subsidiary thereof during the term of this agreement, Executive will serve in such capacity.

      Executive will devote his productive time, ability, attention and best efforts to the Company's business to the exclusion of all other business activities; provided, that Executive may devote reasonable periods of time to
(a) serving on boards of directors of nonprofit corporations or charitable institutions; provided, that such service shall be subject to the confidentiality provisions of this Agreement; (b) engaging in charitable or community service activities; or (c) engaging in personal investment activities; so long as none of the foregoing additional activities materially interferes with Executive's duties under this Agreement.

      1. Term of Agreement. This Agreement shall commence on the 30 day of September 1994, and continue, subject to early termination as provided in paragraph 5 hereof, for a term of five (5) year (s) from such date. Upon expiration of the initial term of this Agreement, and annually thereafter, this Agreement shall automatically extend for an additional one-year term, unless either party gives written notice to the other a least 60 days in advance of their election not to renew.

      1. Compensation. For all the services to be rendered by Executive in any capacity hereunder, including services as an officer, director, member of any committee or any other duties assigned to him by the directors or officers of Employer, Employer agrees to pay Executive an initial salary of $8,358.00 per month. Such amount may be adjusted upward but not downward during the term of this Agreement in accord with Employer's past practices at the sole discretion of the Board of Directors. If serving as a director, Executive shall be entitled to receive director's fees as established from time to time by Employer's Board of Directors, consistent with past practices.


      In addition to other compensation set forth herein, Executive may, in the sole discretion of Employer, be entitled to participate in, and receive the benefit of, any plan or plans as may from time to time be adopted by the Board of Directors of Employer providing for payment of bonuses to some or all employees of the Company in the form of cash or other property.

PAGE

      Employer shall be entitled to withhold from Executive's cash compensation in accordance with federal, state and local tax laws, income taxes or other taxes required to be withheld with respect to compensation (cash or otherwise) paid to Executive.

      1. Executive Benefits. Executive shall be entitled to participate in and receive the benefits of all vacation, sick leave, comprehensive medical, dental, disability, life insurance, savings, retirement, and other benefit plans or policies, according to their terms, as may from time to time be adopted by the Board of Directors of Employer for its employees, including but not limited to the 401(k) Profit Sharing Plan, the Employee Stock Ownership Plan and any replacement plan or plans. In addition, Employer shall continue in effect the Supplemental Retirement Plan for Executive so long as Executive complies with Section 7 hereof, provided that such Plan shall be amended to (a) modify the forfeiture provisions so as to full vest Executive's benefits as of the current date of this Agreement, (b) increase the benefit from thirty percent (30%) of average career compensation as defined in the Plan to forty percent (40%), (c) provide for a benefit period of 12 years rather than 15 years, and (d) reduce normal retirement age to be the age of sixty-two (62) years rather than sixty-five (65) years.

      1. Early Termination. This Agreement may or will, as appropriate, be terminated prior to the expiration of the term set forth above in Section 2 in the following circumstances:

          (a) Disability. If the Executive is disabled and is unable to perform the essential functions of his duties hereunder on account of his illness or other incapacity for a continuous period of one-hundred eighty (180) days, Employer thereafter may, upon ten (10) days written notice, terminate this Agreement. For purpose of this subparagraph, Executive will be deemed to have been continuously disabled for one-hundred eight days (180) day if lesser periods of disability total one-hundred eighty (180) days and are separated by periods of less than two weeks each.

          (b) Death. In the event of the death of Executive, this Agreement will terminate immediately, and Employer shall pay to Executive's estate the balance of any compensation due for services prior to the date of Executive's death.

          (c) Termination by Employer for Cause. Employer may terminate this Agreement for Cause, without advance notice of further obligation to Executive. For purposes of this subparagraph, Employer will have "Cause" to terminate this Agreement upon (i) the willful failure by Executive to substantially perform his duties hereunder (other than any such failure resulting from Executive's incapacity due to physical or mental illness), (ii) the engaging by Executive in misconduct which is materially injurious to Employer, monetarily or otherwise,
               (iii) the willful violation by Executive to the provisions of this Agreement; (iv) material breach of any fiduciary duty owed by Executive to the Employer, or material acts of dishonesty or disloyalty relating to the business of Employer or its relationships with employees, customers or others with whom Employer does business; (v) refusal of a state or federal banking regulatory agency having jurisdiction over the Employer to approve the appointment or the continuation of Executive as the President of Employer; (vi) habitual or repeated misuse of alcohol or controlled substances; (vii) conviction of a crime involving acts Executive constituting fraud, intentional dishonesty, moral turpitude, or other conduct which materially compromises the reputation of Executive or Employer; or (viii) willful and repeated failure or refusal to carry out reasonable orders, instructions, or directives of the Board of Directors.

PAGE

          (a) Termination Without Cause. Employer may terminate this Agreement and Executive's employment with Employer without cause upon sixty (60) days notice. In such event, so long as Executive complies with Section 7 hereof, Employer shall pay Executive as severance his monthly salary, as in effect at the date of termination, for the balance of the then current term of this Agreement, and shall have no further obligations to Executive hereunder.

          (a) Resignation. Executive may resign by giving notice to Employer at least 60 days in advance and specifying the effective date of resignation. In such event, Employer shall pay Executive his monthly salary through the effective date of termination, provided, however, that if Executive resigns within twelve (12) months after the effective date of a Change in Control as defined in Subsection 6(a), and so long as Executive complies with Section 7 hereof, Employer shall pay Executive his monthly salary through the date that occurs twelve (12) months following the date of termination of employment, but in no event longer that the then current term of this Agreement as determined pursuant to Section 2 hereof. Without diminishing its obligation to pay Executive as provided herein, Employer may, at its option, relieve Executive of some or all of his continuing duties and responsibilities during the notice period.

          (b) Effect of Termination on Savings and Retirement Plans. Executive's rights under Employer's retirement and savings plans, including without limitation the 401(k) Profit Sharing Plan, the Employee Stock Ownership Plan and Executive's Supplemental Retirement Plan, following termination or resignation shall be governed by those Plans, except as provided in Section 4 and 7 hereof.

      1.  Change in Control and Assignability.

          (a) Definition. "Change in Control" shall mean any of the following events:

              (i)  Any person (including any individual or
                   entity) or group of persons acting in
                   concert shall become the beneficial owner of voting shares representing 25% or more of the voting power of the Company other than (1) the DSB Trust and/or descendants of Doris S. Bounds, (2) the Inland Empire Bank Employee Stock Ownership Plan and Trust, or (3) a bank holding company formed at the initiative of Employer and with the approval of the Board of Directors of Employer.

             (ii) A majority of the Board of Directors of the Employer are removed from office by a vote of shareholders contrary to recommendation of the Board of Directors then serving.

             (iii) The Employer is a party to a Plan of Merger,
                   Plan of Exchange, or a sale of substantially all of Employer's assets, and upon consummation of such plan, the shareholders of the Employer do not own or continue to own at least a majority of the shares of the surviving company.

             (iv) A change in control shall have otherwise occurred or must be reported pursuant to the Change in Bank Control Act or the Bank Holding Company Act as presently constituted or as hereinafter amended.

PAGE

          (a) Assignability. This Agreement is personal to Executive and shall not be assignable by Executive. Employer may assign its rights hereunder to any corporation, partnership, association, or other person or entity carrying on the business of Employer in connection with a change in control (the "Successor Employer"). All terms and provisions of this Agreement shall be binding upon and shall inure to the benefit of and be enforceable by the parties hereto and their respective successors and permitted assigns.

          (b) Change of Duties and Responsibilities Following a Change in Control. Notwithstanding the provisions of Section 1, Executive agrees that in the event of a Change in Control as defined in Subsection 6(a)(iii) the Successor Employer may assign Executive to a position other than President and Chief Executive Officer, provided, (i) that the status, duties, and responsibilities of the new position (which may include a branch manager or similar position in a branch or in a regional office) are reasonably commensurate with Executive's experience, skill, and ability; (ii) that any such change in position shall not negatively affect compensation and benefits Executive is entitled to receive pursuant to
              Section 3 and 4, and (iii) such position is at a location within 50 miles of Employers current head office.

      1.  Covenant Not to Compete.

          (a) Covenant. During the term for which compensation payments are being made hereunder, and in order to be eligible to receive the benefit of the Amendment to Executive's Supplemental Retirement Plan provided for in Section 4 hereof, for a period of one year following any termination of or resignation by Executive hereunder, Executive shall not participate, directly or indirectly, in any business or entity which is engaged in commercial banking, savings banking, savings and loan, credit union, or a commercial, or consumer, or mortgage lending business within 50 miles of the head office of any branch office of Employer, including but not limited to directly or indirectly soliciting or influencing any customer or depositor of Employer for the purpose of causing, encouraging or attempting to cause or encourage such customer or depositor to divert their current, ongoing or future business from Employer or directly or indirectly soliciting, influencing or assisting anyone in the solicitation or influencing of any other employee of Employer for the purpose of causing, encouraging or attempting to cause or encourage such other employee to leave the employment of Employer.

          (b) Definition. For purposes of Subsection 7(a) above, the term "participate" includes, but is not limited to, any conduct as an officer, director, employee, agent, consultant, or independent contractor or as an owner, partner, investor, or shareholder with in excess of a 5% equity position of, or with respect to, any business engaging in any of the activities described above in Subsection 7(a).

          (c) Judicial Limitation of Scope. The parties hereby acknowledge and agree that any breach by Executive of the limitations of this Section 7 will cause substantial and irreparable harm to Employer and that in view thereof, if in any judicial proceeding in any applicable jurisdiction, the court determines that the provisions of this Section 7 are unenforceable in such jurisdiction by reason of the geographic area or business scope being to extensive, or by reason that the limitations survive for too long of a period of time, or for any other reason, then the parties intend that the limitations of this Section 7 shall be deemed to cover such reduced maximum geographic area, reduced maximum business scope and reduced maximum time period as will permit enforceability by such court in such jurisdiction.

PAGE

      1.  Confidentiality.  The parties acknowledge that in the
          ---------------
course of Executive's duties he will have access to and become familiar with certain proprietary and confidential information of Employer and other information about the Employer not known by its actual or potential competitors, as well as confidential information about Employer's customers. Executive acknowledges that such information constitutes, valuable, special, unique assets of Employer's business even though such information may not be protected under applicable trade secrets or related laws. Executive agrees that he will hold in a fiduciary capacity and will not use for himself and will not reveal, communicate, or divulge during the period of his employment with Employer or at any time thereafter, any such data or confidential information of any kind, nature, or description concerning any matters affecting or relating to Employer's business, customers, or its services, to any person, firm, or company other than Employer or persons, firms, or companies designated by Employer. Executive agrees that all memoranda, notes, records, papers, customer files, and other documents, and all copies thereof relating to Employer's operations or business, or matters related to any of Employer's customers, some of which may be prepared by Executive, and all objects associated therewith and any way obtained by Executive, shall be Employer's property.

      2.  Remedies for Violation of Sections 7 and 8.  The
          ------------------------------------------
parties acknowledge and agree that any breach by Executive of Sections 7 and 8 of this Agreement will cause substantial and irreparable harm to Employer, that recovery by the Employer of money damages will not constitute an adequate remedy for such breach, and that the provisions of this Agreement may therefore be specifically enforced, in addition to any other rights or remedies available on account of such breach, including without limitations, injunctive relief. Executive hereby waives the defense in any equitable proceeding that there is an adequate remedy at law for any breach of this Agreement.

      3.  Notices.  Any notices required or permitted to be given
          -------
under the terms of this Agreement, or by law, shall be in writing and may be given by personal delivery or be certified mail, return receipt requested, directly to Employer at 101 E. Main St., P. O. Box 1170, Hermiston, Oregon 97838, and if to Executive, to his home address as shown in the employment records of Employer, or such other address as any party may designate in writing prior to the time of giving of such notice. Unless otherwise provided in this Agreement, any notice shall be effective when actually received, or if given by certified mail, then seventy-two (72) hours after the deposit of such notice in the U. S. Mail with postage and special charges prepaid.

      4.  Arbitration.  Except in connection with enforcing
          -----------
Section 7 and 8 of this Agreement, for which legal and equitable remedies may be sought directly in a court of law pursuant to Section 9, any dispute between the Executive and Employer or its directors, officers, managers, supervisors, employees or agents involving the interpretation or application of this Agreement or arising out of or relating to the employment relationship, including, but not limited to, any claim for breach of contract, wrongful termination, or violation of federal or state laws against discrimination, shall be submitted to final and binding arbitration in accordance with the commercial arbitration rules of the American Arbitration Association ("AAA") then in effect, conducted by one arbitrator either mutually agreed upon by the parties or selected in accordance with the AAA rules. The arbitration shall be conducted in Oregon under the jurisdiction of the Seattle, Washington office of the American Arbitration Association. In any claim for breach of this Agreement, the arbitrator shall have authority only to interpret and apply provisions of this Agreement, and shall have no authority to add to, subtract from, or modify terms of this Agreement. Any demand for arbitration must be made within sixty (60) days of the event(s) giving rise to the claim.

      1.  Attorney Fees.  If any arbitration, action, or other
          -------------
proceeding ("Proceeding") is brought to enforce or interpret the provisions of this Agreement, the prevailing party shall be entitled to recover all costs and expenses incurred in such Proceeding, or on appeal, including reasonable attorney fees as fixed by the arbitrator or court, and including a reasonable amount for costs and attorney fees to be incurred in collecting any money judgment or award or otherwise enforcing each order, judgment, or decree entered in the claim for relief, action or other proceeding. If either party becomes the subject of any bankruptcy or other insolvency proceedings, the party which becomes the subject of such proceedings will pay all legal costs and expenses incurred by the other party in connection with such proceedings, whether such amounts are incurred in connection with issues of state law, federal law, bankruptcy law or otherwise.

      2.  Captions.  The headings to the various divisions of
          --------
this Agreement are for reference purposes only and shall not be construed as affecting the meaning or interpretation of this Agreement.

      3.  Choice of Forum.  Any claim or action arising out of or
          ---------------
in connection with this Agreement shall be brought exclusively in Circuit Court of the State of Oregon for the County of Umatilla or the United States District Court of Oregon and both parties hereby submit to the jurisdiction of those courts and consent to venue in those courts for any such claims or actions.

      4.  Entire Agreement.  This Agreement constitutes the final
          ----------------
and complete expression of the parties with respect to the matters contemplated herein and replaces and supersedes any prior agreements, representation or understanding, whether written or oral, provided that this Agreement does not supersede or modify any of the Bank's existing employee benefit plans, such as the 401(k) Profit Sharing Plan and the Employee Stock Ownership Plan, except as specifically provided herein with respect to Executive's Supplemental Retirement Plan.

      5.  Modification.  This Agreement may not be changed,
          ------------
modified, released, discharged, abandoned or otherwise amended, in whole or part, except by an instrument in writing, signed by Executive and an authorized Officer of Employer. Executive agrees that any subsequent change or changes in his duties, salary, or compensation will not affect the validity or scope of this Agreement.

      6.  Governing Law.  This Agreement shall be governed by and
          -------------
construed in accordance with the  laws of the State of Oregon applicable to contracts made and to be performed in Oregon, without regard to conflicts of law principles thereunder.
      7.  Severability.  If any provision of this Agreement or
          ------------
the application thereof to any person or circumstance shall be determined to be invalid or unenforceable, the remainder of this Agreement, or the application of such provision to person or circumstances other that those to which it is invalid or unenforceable shall not be affected thereby and each provision of this Agreement shall be valid and be enforced to the fullest extent permitted by law.

          Dated: 9/30/94              Executive:
                 -------
                                      /s/ Jesse G. Foster
                                      -------------------

                                      Employer:
                                      Inland Empire Bank

                                      /s/ Richard A. Koch, M.D
                                      ------------------------
                                      Chairman

PAGE

                          EXHIBIT 10(j)
                       INLAND EMPIRE BANK
                  SUPPLEMENTAL RETIREMENT PLAN
                       FOR JESSE G. FOSTER
                            AS AMENDED

PARTIES:
-------

     INLAND EMPIRE BANK,  an Oregon banking corporation
     (Corporation)
     JESSE GREGORY FOSTER
     (Employee)

RECITALS:
--------

     Employee is employed by Corporation, with such employment including substantial involvement in management of Corporation's business, personal contact with customers, knowledge of customer requirements related to Corporation's business, or knowledge of trade secrets or other proprietary information of Corporation.

     The supplemental retirement benefits to be paid under the terms of this agreement are in recognition of, and an inducement for, services to be rendered by Employee to Corporation during the term of this agreement.

     A. The Employee and the Corporation have entered into an Employment and Noncompetition Agreement dated September 30, 1994, which provided for certain amendments to the original Supplemental Retirement Plan between these parties dated September 10, 1987. The following constitutes the amended and restated Plan including the changes provided in Paragraph 4 of the Employment and Noncompetition Agreement:

         1.  SUPPLEMENTAL RETIREMENT BENEFITS.  Effective January
             1, 1987, Employee shall be entitled to supplemental retirement benefits payable to Employee under the terms of this agreement.

                 a. Amount of Supplemental Retirement Benefits. The amount of supplemental retirement benefits Employee shall be entitled to each calendar year following the occurrence of an event described in Paragraph 1.b. shall be an amount equal to forty percent (40%) of Employee's career average compensation. Employee's career average compensation shall mean the average annual compensation received by Employee from Corporation during any three (3) calendar years prior to Employee's death, disability or retirement which shall produce the highest average annual compensation for Employee. For purposes of this agreement, any bonus, profit sharing contribution, or other benefit paid or credited to Employee shall not be included in determining Employee's total annual compensation. Calendar years prior to the effective date to this agreement shall be included in determining Employee's career average compensation.

PAGE

                 b.  Timing of Payment of supplemental Retirement
                     Benefits.  Payment of supplemental
                     retirement benefits to Employee shall
                     commence upon the first to occur of the
                     following events:

                          (i)  Death of Employee
                          (ii) Disability of Employee
                          (iii)At age 62 if Employee's employment
                               had previously terminated for any
                               other cause.
                          (iv) At retirement or other termination
                               of employment for any cause after
                               age 62.

The disability of the Employee shall be determined as set forth in the Employment and Noncompetition Agreement.

            a. Form of Payment of Supplemental Retirement Benefits. Payment of supplemental retirement benefits shall be made in equal monthly installments in an amount equal to forty percent (40%) of Employee's career average compensation, as determined under Paragraph 1.a., divided by twelve (12). Payments shall begin on the first day of the first calendar month following the occurrence of an event described in Paragraph 1.b., and shall continue to be made on the first day of each calendar month thereafter, for a period of twelve (12) years, unless otherwise terminated by the terms of this agreement. Payment shall be made to Employee in the event Employee's employment ceases by reason of the retirement or disability of Employee. Payment shall be made to the beneficiary of Employee, as Employee may designate in accordance with Paragraph 8, in the event of the death of Employee. If no beneficiary shall survive Employee, supplemental retirement benefits payments payable hereunder shall be paid to Employee's estate.

1. ACCOUNTING OF SUPPLEMENTAL RETIREMENT BENEFITS. The obligations of Corporation to Employee under this agreement shall not be funded. A supplemental retirement benefits account shall be set up on the books of the Corporation with respect to Employee. Such account shall accrue the present value of the estimated liability of the Corporation as determined by the certified public accountant for the Corporation to Employee with regard to Employee's supplemental retirement benefits.

1. CLAIMS OF CREDITORS. Any assets of Corporation which may be designated by Corporation for payment of its liability for supplemental retirement benefits to Employee under the terms of this agreement shall be subject to the claim of general unsecured creditors of Corporation. To the extent Employee acquires a right to receive payment under this agreement, such rights shall be no greater than the right of any general unsecured creditors of Corporation. No trust or fiduciary relationship between Corporation and Employee is created or intended to be created by this agreement.

2. ASSIGNABILITY. This agreement is the personal agreement of the parties hereto. The right of Employee to payment of supplemental retirement benefits under the terms of this
    agreement shall not    be sold, assigned, transferred,
    pledged or encumbered.

PAGE

3. FORFEITURE. Notwithstanding any provision contained in this agreement, no payments of any amounts due as supplemental retirement benefits shall be made, and all rights of Employee to payment of supplemental retirement benefits shall be forfeited, if Employee violates the terms of Paragraph 7 of this agreement.

4. TREATMENT AS SALARY. Any amounts paid or accrued as supplemental retirement benefits under the terms of this agreement shall not be considered wages or salary of Employee for the purposes of nay profit sharing plan maintained by Corporation.

5.  COVENANT NOT TO COMPETE.

       a. Covenant. For a period of one (1) year following any termination of or resignation by Employee of his employment with the Corporation, Employee shall not participate, directly or indirectly, in any business or entity which is engaged in commercial banking, savings banking, savings and loan, credit union, or a commercial, consumer, or mortgage lending business within fifty (50) miles of the head office or any branch office of the Corporation, including but not limited to directly or indirectly soliciting or influencing any customer or depositor of the Corporation for the purpose of causing, encouraging or attempting to cause or encourage such customer or depositor to divert their current, ongoing or future business from the Corporation or directly or indirectly soliciting, influencing or assisting anyone in the solicitation or influencing of any other employee of the Corporation for the purpose of causing, encouraging or attempting to cause or encourage such other employee to leave the employment of the Corporation.

       b. Definition. For purposes of subparagraph 7.a. above, the term "participate" includes, but is not limited to, any conduct as an officer, director, employee, agent, consultant, or independent contractor or as an owner, partner, investor, or shareholder with in excess of a five percent (5%) equity position of, or with respect to, any business engaging in any of the activities described above in subparagraph 7.a.

       c. Judicial Limitation of Scope. The parties hereby acknowledge and agree that any breach by Employee of the limitations of this Paragraph 7 will cause substantial and irreparable harm to the Corporation and that in view thereof, if in any judicial proceeding in any applicable jurisdiction, the court determines that the provisions of this Paragraph 7 are unenforceable in such jurisdiction by reason of the geographic area or business scope being too extensive, or by reason that the limitations survive for too long of a period of time, or for any other reason, then the parties intend that the limitations of this Paragraph 7 shall be deemed to cover such reduced maximum geographic area, reduced maximum business scope and reduced maximum time period as will permit enforceability by such court in such jurisdiction.

1. DESIGNATION OF BENEFICIARY. Employee shall designate, on a form provided by the Corporation, a beneficiary to receive supplemental retirement benefits payable under the terms of this agreement in the event of Employee's death. Such designation shall be delivered to Corporation prior to the effective date of this agreement. Employee may designate a new beneficiary (without the consent of any prior beneficiary) by delivering to Corporation written notice of such designation at any time after the effective date of this agreement.

PAGE

2. CLAIMS PROCEDURE. Claims shall be made in the following manner:

       a. Upon the request of Employee, beneficiary of Employee or personal representative of Employee's estate, Corporation shall provide claim forms to Employee, beneficiary of Employee or personal representative of Employee's estate. Such claim form shall be completed and submitted to Corporation no later than thirty (30) days after its receipt. Upon receipt of the appropriateness of the claim, and if Corporation determines that the claim should not be allowed, Corporation shall respond in writing within thirty (30) day of the receipt of the completed form. Such response shall include the specific reason or reasons for the denial, specific references to pertinent provisions of this agreement on which the denial is based and a description of whatever additional material or information, if any, need be supplied to perfect the claim. If notice of the denial of a claim is not furnished within thirty (30) days of receipt of the completed claim form by Corporation, the claim shall be deemed denied.

       b. Within sixty (60) days after receipt of notice of denial of the claim or when the claim is deemed to have been denied, Employee, beneficiary of Employee or personal representative of Employee's estate may respond to the denial by requesting, in writing, a review of the decision and a review of pertinent documents. If such a response is made and review of the decision to deny benefits is sought, issues and comments must be submitted in writing to Corporation. Such issues and comments shall specify the reasons that the decision of Corporation is claimed to be erroneous. Corporation shall review the contentions regarding the denial of the claim and shall, within sixty (60) days from Corporation's receipt of the request for review, respond to such request.


1. GENERAL PROVISIONS.

     a. Litigation. In the event any legal proceeding is commenced for the purpose of interpreting or enforcing any provision of this agreement, the prevailing party in such proceeding shall be entitled to recover a reasonable attorney fee in such proceeding or any appeal thereof, to be set by the court without the necessity of hearing testimony or receiving evidence, in addition to the costs and disbursements allowed by law.

     b. Binding Effect. This agreement shall be binding upon all parties and their estates, legal representatives, heirs, devisees, successors and assigns; provided that this subparagraph shall not be construed as a modification of any restriction on assignment contained herein.

     c. Right to Employment. Nothing contained in this agreement shall be construed as conferring upon Employee the right to continue in the employ of Corporation.

     d. Notices. Any notice required or permitted to be given hereunder, or by law, shall be in writing and may be given by personal delivery or by deposit in the United States mails, with postage prepaid, directed to the parties at the following addresses or such other addresses as any party may designate in wiring, prior to the date of the giving of such notice:

PAGE

                          INLAND EMPIRE BANK
                          P.O. Box 1170
                          Hermiston, Oregon  97838

                          JESSE G. FOSTER
                          ______________________

                          ______________________

Notice shall be effective when actually received by any party; provided that it shall be conclusively presumed as between the parties that any notice given by certified mail is received within forty-eight (48) hours following the deposit of such notice in the United States mails.

      a. Partial Invalidity. If any provision of this agreement is held to be invalid or unenforceable, all other provisions shall nevertheless continue to be in full force and effect.

      Amendment dated effective September 30, 1994.


                         INLAND EMPIRE BANK



                         By:/s/ William H. Wright
                         ------------------------
                         Senior Vice President

                         /s/ Jesse G. Foster
                         -------------------
                         Employee

PAGE

                             INLAND EMPIRE BANK

                        SUPPLEMENTAL RETIREMENT PLAN


PARTIES:
-------

      INLAND EMPIRE BANK, an Oregon banking corporation

      (Corporation)



      -----------------------------------------------------------

(Employee)

RECITALS:
--------

      A. Employee is employed by Corporation, with such employment including substantial involvement in management of Corporation's business, personal contact with customers, knowledge of customer requirements related to Corporation's business, or knowledge of trade secrets or other proprietary information of Corporation.
      B. The supplemental retirement benefits to be paid under the terms of this agreement are in recognition of, and an inducement for, services to be rendered by Employee to Corporation during the term of this agreement.

AGREEMENTS:
----------

      1. SUPPLEMENTAL RETIREMENT BENEFITS.  Effective January 1,
         1987, Employee shall be entitled to supplemental retirement benefits payable to Employee under the terms of this agreement.

           a. AMOUNT OF SUPPLEMENTAL RETIREMENT BENEFITS. The amount of supplemental retirement benefits Employee shall be entitled to each calendar year following the occurrence of an event described in Paragraph 1.b. shall be an amount equal to thirty percent (30%) of Employee's career average compensation. Employee's career average compensation shall mean the average annual compensation received by Employee from Corporation during any three (3) calendar years prior to Employee's death, disability or retirement which shall produce the highest average annual compensation for Employee. For purposes of this agreement, any bonus, profit sharing contribution, or other benefit paid or credited to Employee shall not be included in determining Employee's total annual compensation.

PAGE

              Calendar years prior to the effective date of this agreement shall be included in determining
              Employee's career average compensation.


           b. TIMING OF PAYMENT OF SUPPLEMENT RETIREMENT
              BENEFITS. Payment of supplemental retirement benefits to Employee shall commence upon the first to occur of the following events:
                     (i)  Death of Employee
                     (ii) Disability of Employee
                     (iii)Retirement of Employee

The retirement of Employee shall not be prior to the normal retirement age of sixty-five (65) unless otherwise specified by the Board of Directors of the Corporation. The disability of Employee shall be determined by the Board of Directors of the Corporation in its sole discretion.

           a. FORM OF PAYMENT OF SUPPLEMENTAL RETIREMENT BENEFITS. Payment of supplemental retirement benefits shall be made in equal monthly installments in an amount equal to thirty percent (30%) of Employee's career average compensation, as determined under Paragraph 1.a., divided by twelve
              (12). Payments shall begin on the first day of the first calendar month following the occurrence of an
              event described in   Paragraph 1.b., and shall
              continue to be made on the first day of each calendar month thereafter, for a period of fifteen
              (15) years, unless otherwise terminated by the terms of this agreement. Payment shall be made to Employee in the event Employee's employment ceases by reason of the retirement or disability of Employee. Payment shall be made to the beneficiary of Employee, as Employee may designate in accordance with paragraph 8., if the Employee ceases to be employed because of the retirement or disability of Employee. If no such beneficiary shall survive Employee, supplemental retirement benefits payments payable hereunder shall be paid to Employee's estate.

      1. ACCOUNTING OF SUPPLEMENTAL RETIREMENT BENEFITS. The obligations of Corporation to Employee under this agreement shall not be funded. A supplemental retirement benefits account shall be set up on the books of the Corporation with respect to Employee. Such account shall accrue the present value of the estimated liability of the Corporation as determined by the certified public accountant for the Corporation to Employee with regard to Employee's supplemental retirement benefits.

      1. CLAIMS OF CREDITORS. Any assets of Corporation which may be designated by Corporation for payment of its liability for supplemental retirement benefits to Employee under the terms of this agreement shall be subject to the claim of general unsecured creditors of Corporation. To the extent Employee acquires a right to receive payment under this agreement, such rights shall be no greater than the right of any general unsecured creditor of

PAGE

         Corporation. No trust of fiduciary relationship between Corporation and Employee is created or intended to be created by this agreement.

      2. ASSIGNABILITY. This agreement is the personal agreement of the parties hereto. The right of Employee to payment of supplemental retirement benefits under the terms of this agreement shall not be sold, assigned, transferred, pledged or encumbered.

      3. FORFEITURE. Notwithstanding any provision contained in this agreement, no payments of any amounts due as supplemental retirement benefits shall be made, and all rights of Employee to payment of supplemental retirement benefits shall be forfeited, if:

         a. Employee terminated employment with Corporation for any reason, with or without cause.

         b. Employee's employment by Corporation is terminated for any reason, with or without cause, by the Board of Directors.

         c. Employee's employment by Corporation is terminated for any reason, with or without cause, by an officer of the Corporation and, the Board does not act within ninety (90) calendar days from such termination to waive the forfeiture of benefits as provided for herein.

         d. If the Employee ceases to be employed by Corporation because of retirement of disability, and the Employee fails or refuses during his lifetime to make himself available to provide advice and consultation to Corporation when reasonably requested to do so during the period of payment of supplemental retirement benefits, or

         e. Employee violates the terms of Paragraph 7. of this agreement.

      1. TREATMENT AS SALARY. Any amounts paid of accrued as supplemental retirement benefits under the terms of this agreement shall not be considered wages or salary of Employee for the purposes of any profit sharing plan maintained by Corporation.

      1. COVENANT NOT TO COMPETE. For a period of three (3) years following commencement of payment as provided under Paragraph 1.b., Employee shall not engage in the business of banking in any capacity including, but not limited to, an employee or independent contractor within the Oregon counties of Morrow and Umatilla. If Employee breaches the foregoing Corporation's obligations to pay supplemental retirement benefits hereunder shall immediately cease and this agreement shall become null and void/. It is intended that this paragraph be interpreted to be consistent with Oregon Revised Statute
         653.295. to the extent that a court determines that the requirements contained herein violate said statute, this paragraph shall be modified in such manner as the court shall determine to be reasonable to relation to the services performed by Employee.


      2. DESIGNATION OF BENEFICIARY. Employee shall designate, on a form provided by the Board of Directors of the Corporations, a beneficiary to receive supplemental retirement benefits payable under the terms of this agreement in the event of Employee's death. Such designation shall be delivered to Corporation prior to the effective date of this agreement.

PAGE

         Employee may designate a new beneficiary (without the consent of any prior beneficiary) by delivering to Corporation written notice of such designation at any time after the effective date of this agreement.

      3. CLAIMS PROCEDURE. Claims shall be made in the following manner:

         a. Upon the request of Employee beneficiary of Employee or personal representative of Employee's estate, Corporation shall provide claim forms to Employee, beneficiary of Employee or personal representative of Employee's estate. Such claim form shall be completed and submitted to Corporation no later than thirty (30) days after its receipt. Upon receipt of the completed claim form, Corporation shall review the appropriateness of the claim, and if Corporation determines that the claim should not be allowed, Corporation shall respond in writing within thirty
            (30) days of the receipt of the completed form. Such response shall include the specific reason or reasons for the denial, specific references to pertinent provisions of this agreement on which the denial is based, and a description of whatever additional material or information, if any, need be supplied to perfect the claim. If notice of the denial of a claim is not furnished within thirty (30) days of receipt of the completed claim form by Corporation, the claim shall be deemed denied.

         b. Within sixty (60) days after receipt of notice of denial of the claim or when the claim is deemed to have been denied, Employee beneficiary of Employee or personal representative of Employees estate may respond to the denial by requesting, in writing, a review of the decision and as review of pertinent documents. If such a response is made and review of the decision to deny benefits is sought, issues and comments must be submitted in writing to Corporation. Such issues and comments shall specify the reasons that the decision of Corporation is contentions regarding the denial of the claim and shall, within sixty (60) days from Corporation's receipt of the request for review, respond to such request.

      1. GENERAL PROVISIONS.

         a. LITIGATION. In the event any legal proceedings is commenced for the purpose of interpreting or enforcing any provision of this agreement, the prevailing party in such proceeding shall be entitled to recover a reasonable attorney fee in such proceeding or any appeal thereof, to be set by the court without the necessity of hearing testimony or receiving evidence, in addition to the costs and disbursements allowed by law.

         a. BINDING EFFECT. This agreement shall be binding upon all parties and their estates, legal representatives, heirs, devisees, successors and assigns; provided that this subparagraph shall not be construed as a modification of any restriction on assignment contained herein.


         b. RIGHT TO EMPLOYMENT. Nothing contained in this agreement shall be construed as conferring upon Employee the right to continue in the employ of Corporation

         c. NOTICES. Any notices required or permitted to be given hereunder, or by law, shall be in writing and may be given by personal delivery or by deposit in the United States mails, with postage prepaid, directed to the parties at the following addresses or such other addresses as any party may designate in writing, prior to the date giving of such notice:

                          INLAND EMPIRE BANK
                          P.O. Box 1170
                          Hermiston, Oregon  97838


                          ______________________

                          ______________________
Notice shall be effective when actually received by any party; provided that it shall be conclusively presumed as between the parties that any notice given by certified mail is received within forty-eight (48) hours following the deposit of such notice in the United States mails.

      a. Partial Invalidity. If any provision of this agreement is held to be invalid or unenforceable, all other provisions shall nevertheless continue to be in full force and effect.


                                            INLAND EMPIRE BANK




Dated 10 September, 1987                     By:/s/ Roger Bounds
                                             -------------------
                                             President



Dated 10 September, 1987                     /s/ Jesse G. Foster
                                             -------------------
                                             Employee

                                   EXHIBIT 23



INDEPENDENT AUDITORS' CONSENT
-----------------------------

We consent to the incorporation by reference in Registration Statement No. 333-10819 of First Savings Bank of Washington Bancorp, Inc. on Form S-8 of our report dated May 9, 1997, appearing in the Annual Report on Form 10-K of First Savings Bank of Washington Bancorp, Inc. for the year ended March 31, 1997.



/s/Deloitte & Touche LLP
------------------------

DELOITTE & TOUCHE LLP
June 27, 1997
Seattle, Washington