Form 10-Q
period 1997-06-30
FIRST SAVINGS BANK OF WASHINGTON BANCORP INC
filed 1997-08-11
CIK 946673

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended.........................  JUNE 30, 1997
                                                              ---------------
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________  to _______________


                      Commission File Number      0-26584
                                                  -------

                 FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.
                 ----------------------------------------------
            (Exact name of registrant as specified in its charter)


      DELAWARE                                            91-1691604
      --------                                            ----------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)


           10 S. FIRST AVENUE        WALLA WALLA, WASHINGTON  99362
           --------------------------------------------------------
             (Address of principal executive offices and zip code)


                               (509)  527-3636
                               ---------------
            (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      (1)   Yes [ X ]              No [   ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of class:                                 As of JULY 31, 1997
         ---------------                                 -------------------

    COMMON STOCK, $.01 PAR VALUE                          10,491,113 SHARES *

         * Includes 763,918 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts; and 324,345 unvested shares held in trust for management recognition and development plan (MRP).

           FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                                    Table of Contents
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Savings Bank of Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

  Consolidated Statements of Financial Condition
   as of June 30, 1997 and March 31, 1997.................................. 2

  Consolidated Statements of Income
   for the Quarters ended June 30, 1997 and 1996........................... 3

  Consolidated Statements of Changes in Stockholders' Equity
    for the Quarters ended June 30, 1997 and 1996...........................4

  Consolidated Statements of Cash Flows
    for the Quarters ended June 30, 1997 and 1996.......................... 5

  Selected Notes to Consolidated Financial Statements...................... 6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation
  General.................................................................. 9

  Recent Developments and Significant Events............................... 9

  Comparison of Financial Condition at June 30, 1997 and March 31, 1997.... 9

  Comparison of Results of Operations for the Quarters ended June
   30, 1997 and 1996...................................................... 10

  Asset Quality............................................................13

  Liquidity and Capital Resources......................................... 13

  Capital Requirements.....................................................14

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings.............................................. 15

   Item 2. Changes in Securities.......................................... 15

   Item 3. Defaults upon Senior Securities................................ 15

   Item 4. Submission of Matters to a Vote of Stockholders................ 15

   Item 5. Other Information.............................................. 15

   Item 6. Exhibits and Reports on Form 8-K............................... 15

SIGNATURES................................................................ 16

EXHIBIT 27- FINANCIAL DATA SCHEDULE........................................17

          FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (DOLLARS IN THOUSANDS)
                            JUNE 30, 1997 AND MARCH 31, 1997


                                                      (UNAUDITED)
          ASSETS                                        JUNE 30      March 31
                                                         1997          1997
                                                      ----------    ----------
CASH AND DUE FROM BANKS                                 $ 15,989    $   24,488
SECURITIES AVAILABLE FOR SALE, cost $297,780 and
  $288,142                                               299,397       287,516
SECURITIES HELD TO MATURITY, fair value $788 and $987        788           987
LOANS RECEIVABLE HELD FOR SALE, fair value $3,224 and
  $2,940                                                   3,224         2,940
LOANS RECEIVABLE, net of the allowance for losses of
  $6,955 and $6,748                                      704,836       642,941
ACCRUED INTEREST RECEIVABLE                                7,573         6,950
REAL ESTATE HELD FOR SALE, net                             1,192         1,057
FEDERAL HOME LOAN BANK STOCK                              13,886        12,807
PROPERTY AND EQUIPMENT, net                               10,850        10,534
COSTS IN EXCESS OF NET ASSETS ACQUIRED                    11,682        11,906
DEFERRED INCOME TAX ASSET                                    447         1,220
OTHER ASSETS                                               4,302         4,287
                                                      ----------   -----------
                                                     $ 1,074,166   $ 1,007,633
                                                     ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Interest bearing                                  $   513,738   $   508,258
   Non-interest bearing                                   37,851        36,709
                                                      ----------    ----------
                                                         551,589       544,967
ADVANCES FROM FEDERAL HOME LOAN BANK                     279,726       231,515
OTHER BORROWINGS                                          74,309        62,185
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE              1,890         4,112
ACCRUED EXPENSES AND OTHER LIABILITIES                     9,544        11,086
DEFERRED COMPENSATION                                      3,182         2,814
INCOME TAXES PAYABLE                                       1,019         2,318
                                                       ---------     ---------
                                                         921,259       858,997
STOCKHOLDERS'  EQUITY:
  Preferred stock - $0.01 par value, 500,000 shares
   authorized, no shares issued                              --            --
  Common  stock - $0.01 par value,  25,000,000  shares
   authorized,  10,910,625 shares issued:
    10,518,682 shares and 10,518,982 shares outstanding
    at June 30, 1997 and March 31, 1997, respectively        109           109
  Additional paid - in capital                           108,020       107,844
  Retained earnings                                       65,108        62,572
  Valuation reserve for securities available for sale      1,069          (401)
  Treasury  stock,  at cost:  391,943  shares at June 30,
   1997 and 391,643 at March 31, 1997                     (6,959)       (6,954)
  Unearned shares of common stock issued to employee stock
   ownership plan trust 763,918 and 775,105 shares
   outstanding but restricted at June 30, 1997 and March
   31, 1997, respectively                                 (7,639)       (7,751)
  Shares held in trust for stock-related compensation
   plans                                                  (6,801)       (6,783)
                                                        --------      --------
                                                         152,907       148,636
                                                      ----------    ----------
                                                     $ 1,074,166   $ 1,007,633
                                                     ===========    ==========

          FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED) (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                                              Quarters
                                                            Ended June 30
                                                           1997       1996
                                                          ------     ------
INTEREST INCOME:
     Loans receivable                                  $  14,922   $  8,932
     Mortgage-backed securities                            3,142      3,112
     Securities and deposits                               1,998      1,741
                                                          ------     ------
                                                          20,062     13,785
INTEREST EXPENSE:
     Deposits                                              6,059      4,627
     Federal Home Loan Bank advances                       3,691      2,643
     Other borrowings                                        971        296
                                                          ------     ------
                                                          10,721      7,566
                                                          ------     ------
     Net interest income before
        provision for loan losses                          9,341      6,219

PROVISION FOR LOAN LOSSES                                    355        513
                                                          ------     ------
     Net interest income                                   8,986      5,706

OTHER OPERATING INCOME:
     Loan servicing fees                                     198        178
     Other fees and service charges                          564        164
     Gain on sale of loans                                   202         87
     Gain (loss) on sale of securities                         1          4
     Miscellaneous                                            18         22
                                                          ------     ------
     Total other operating income                            983        455

OTHER OPERATING EXPENSES:
     Salary and employee benefits                          3,314      1,776
     Less capitalized loan origination costs                (506)      (391)
     Occupancy                                               386        277
     Outside computer services                               248        198
     Real estate operations                                   (1)        17
     Advertising                                             122         50
     Deposit insurance                                        70        214
     Amortization of costs in excess
         of net assets acquired                              224        --
     Miscellaneous                                         1,082        743
                                                          ------     ------
     Total other operating expenses                        4,939      2,884
                                                          ------     ------
     Income before provision for income taxes              5,030      3,277

PROVISION FOR INCOME TAXES                                 1,785        884
                                                          ------     ------
NET INCOME                                             $   3,245  $   2,393
                                                          ======     ======

Net income per common shares:
          Primary                                      $     .34  $     .24
          Fully diluted                                $     .33  $     .24
Cumulative dividends declared per common share:        $     .07  $     .05

          FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (UNAUDITED) (IN THOUSANDS)
               FOR THE QUARTER ENDED JUNE 30, 1997, AND 1996

                                                           Valuation
                                                           reserve for                                        Shares held   Total
                          Common Stock   Additional        securities Unearned ESOP shares Treasury stock     in trust      stock-
                        Number of At par paid-in  Retained available  Number of  Carrying  Number of Carrying for deferred  holders
                        shares    value  capital  earnings for sale   shares     value     shares    value    compensation  equity
                        ------   ------  -------  -------- --------   -------    -------   -------   -------  ------------  -------
BALANCE, April 1, 1996  10,911   $  109 $107,370  $ 55,343 $    774      (833)   $(8,331)      --    $   --   $    (1,123) $154,142
  Net income                                         2,393                                                                    2,393
  Change in valuation reserve for
    securities available for sale,
    net of income taxes                                        (713)                                                           (713)
  Cash dividends on common stock
    (.05/share cumulative)                            (482)                                                                    (482)
  Purchase of treasury stock                                                                 (436)   (6,430)                 (6,430)
  Release of earned ESOP shares               41                            9         89                                        130
  Amortization of compensation related to MRP                                                                                    --
  Forfeiture or net change in the number and/or
    carrying amount of shares held in trust for
    compensation plans                                                                                               (200)     (200)
                        ------   ------  -------  -------- --------   -------    -------   -------   -------  ------------  -------
BALANCE, June 30, 1996  10,911   $  109 $107,411  $ 57,254 $     61      (824)   $(8,242)    (436)  $(6,430)  $    (1,323) $148,840
                        ======   ======  =======  ======== ========   =======    =======   =======   =======  ============  =======
BALANCE, April 1, 1997  10,911   $  109 $107,844  $ 62,572 $   (401)     (775)   $(7,751)    (392)  $(6,954)  $    (6,783) $148,636
  Net income                                         3,245                                                                    3,245
  Change in valuation reserve for
    securities available for sale,
    net of income taxes                                       1,470                                                           1,470
  Cash dividends on stock
    ($.07/share cumulative)                           (709)                                                                    (709)
  Purchase of treasury stock                                                                                                     --
  Release of earned ESOP shares              176                           11        112                                        288
  Amortization of compensation related to MRP                                                                         301       301
  Forfeiture or net change in number and/or
    carrying amount of shares held in
    trust for compensation plans                                                                         (5)         (319)     (324)
                        ------   ------  -------  -------- --------   -------    -------   -------   -------  ------------  -------
BALANCE, JUNE 30, 1997  10,911   $  109 $108,020  $ 65,108 $  1,069      (764)   $(7,639)    (392)  $(6,959)  $    (6,801) $152,907
                        ======   ======  =======  ======== ========   =======    =======   =======   =======  ============  =======

                                        4

         FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)
                  FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996

                                                               1997      1996
                                                              ------    ------
OPERATING ACTIVITIES
   Net income                                                $ 3,245   $ 2,393
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Deferred taxes                                              --        --
     Depreciation                                                268       138
     Loss (gain) on sale of securities                            (1)       (4)
     Net amortization of premiums and discounts on investments   (15)     (463)
     Amortization of costs in excess of net assets acquired      224       --
     Amortization of MRP liability                               301       --
     Loss (gain) on sale of loans                               (202)      (87)
     Loss (gain) on disposal of real estate held for sale          9       --
     Net changes in deferred loan fees, premiums and discounts   252       429
     Loss (gain) on disposal of equipment                         (5)      --
     Amortization of purchased mortgage servicing rights          17        20
     Provision for losses on loans and real estate held for sale 355       574
     FHLB stock dividend                                        (246)     (187)
     Cash provided (used) in operating assets and liabilities:
        Loans held for sale                                     (284)      362
        Accrued interest receivable                             (623)       70
        Other assets                                             (34)      (57)
        Deferred compensation                                     65        55
        Accrued expenses and other liabilities                (1,543)   (1,097)
        Income taxes payable                                  (1,299)   (1,337)
                                                              ------    ------
        Net cash provided by operating activities                484       809
                                                              ------    ------
INVESTING ACTIVITIES:
   Purchase of securities available for sale                 (56,400) (192,685)
   Principal payments and maturities of securities
     available for sale                                       45,779   200,151
   Sales of securities available for sale                        999       --
   Purchase of securities held to maturity                       --        --
   Principal payments and maturities of securities
     held to maturity                                            199        99
   Purchase of FHLB stock                                       (833)   (1,151)
   Loans originated and closed - net                        (120,230)  (57,335)
   Purchase of loans and participating interest in loans     (26,982)  (17,395)
   Sales of loans and participating interest in loans         10,156     5,863
   Principal repayments on loans                              74,116    38,367
   Purchase of property and equipment                           (588)      (45)
   Proceeds from sale of property and equipment                    9       --
   Insurance proceeds on real estate held for sale-net           103       --
   Basis of real estate held for sale acquired in
     settlement of loans and disposed of during the period       393       125
   Funds transferred to deferred compensation plan trusts        (19)      (19)
                                                              ------    ------
        Net cash used by investing activities                (73,298)  (24,025)
                                                              ------    ------


                         ( CONTINUED ON NEXT PAGE )

         FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)
                  FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996
                           (CONTINUED FROM PRIOR PAGE)




                                                               1997      1996
                                                              ------    ------
FINANCING ACTIVITIES
   Increase (decrease) in deposits                           $ 6,622   $ 1,279
   Proceeds from FHLB advances                               267,230   163,657
   Repayment of FHLB advances                               (219,019) (132,569)
   Proceeds from reverse repurchase borrowings                15,545       --
   Repayments of reverse repurchase borrowings                   (21)     (113)
   Decrease-net in other borrowings                           (3,400)     (895)
   Decrease in borrowers' advances for taxes and insurance    (2,222)   (1,959)
   Compensation expense recognized for shares released
     for allocation to participants of the ESOP:
       Original basis of shares                                  112        89
       Excess of fair value of released  shares over basis       176        41
   Cash dividend paid                                           (708)     (504)
   Purchase of treasury stock                                    --     (6,430)
                                                              ------    ------
    Net cash provided by financing activities                 64,315    22,596
                                                              ------    ------
   NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS         (8,499)     (620)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                  24,488     9,026
                                                              ------    ------
CASH AND DUE FROM BANKS, END OF PERIOD                      $ 15,989   $ 8,406
                                                              ======    ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                            $ 10,820   $ 8,279
   Taxes paid                                               $  3,085   $ 2,220
   Non-cash transactions:
     Loans, net of discounts, specific loss allowances
     and unearned income transferred to real estate owned   $    640   $   272
     Net change in accrued dividends payable                $      1   $    22
     Net change in unrealized gain (loss) in deferred
      compensation trust and related liability              $    309   $   184
     Treasury stock forfeited by MRP                        $      5   $   --

         FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997 AND MARCH 31, 1997

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements of First Savings Bank of Washington Bancorp, Inc. (the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include the Company's wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank
(IEB) (together, the Banks). The balance sheet data at March 31, 1997, is derived from the Company's audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 1997, (File No. 0-26584) of the Company. Certain amounts in the prior period's financial statements and/or schedules have been reclassified to conform to the current period's presentation.

NOTE 2: ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND
        SECURITIES

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
                                               JUNE 30      March 31
                                                 1997         1997
Interest-bearing deposits included
   in cash and due from bank                $      801      $  8,849
                                             ---------   -----------

Mortgage-backed securities                     185,402       174,375
Other securities-taxable                        76,253        76,401
Other securities-tax exempt                     34,330        33,969
Other stocks with dividends                      4,200         3,758
                                             ---------    ----------
   Total securities                          $ 300,185    $  288,503
                                             ---------    ----------
Federal Home Loan Bank Stock                    13,886        12,807
                                             ---------    ----------
                                             $ 314,872    $  310,159
                                             =========    ==========


The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):


                                                 Quarters ended
                                                    June 30
                                                 1997      1996
                                                ------    ------
Mortgage-backed securities                     $ 3,142   $ 3,112
                                                ------    ------
Taxable interest and dividends                 $ 1,233   $ 1,089
Tax-exempt interest                                519       465
Federal Home Loan Bank stock-dividends             246       187
                                                ------    ------
                                               $ 1,998   $ 1,741
                                                ------    ------
                                               $ 5,140   $ 4,853
                                                ======    ======

NOTE 3: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS) AND CALCULATION OF OUTSTANDING SHARES.

                                                Calculation of Weighted
                                               Average Shares Outstanding
                                                 for Earnings Per Share
                                                     (in thousands)
                                                     Quarters ended
                                                        June 30
                                                        1997            1996
                                                     ----------      ----------
Total shares issued                                     10,911          10,911
   Less purchase of treasury stock
      including shares allocated to MRP                   (796)           (246)
   Less unallocated shares held by the ESOP               (769)           (830)
   Plus MRP and stock option incremental
      shares considered outstanding
      for primary EPS calculations                         318              --
                                                     ----------      ----------
Primary weighted average shares outstanding              9,664           9,835

   Plus MRP and stock option incremental
     shares considered outstanding for fully diluted
     EPS calculations                                       55              --
                                                     ----------      ----------
Fully diluted weighted average shares outstanding        9,719           9,835
                                                     ==========      ==========


                                                        Calculation of
                                                         Outstanding
                                                          Shares at
                                                        (in thousands)
                                                     JUNE 30     March 31
                                                      1997         1997
                                                    ---------   -----------
Total shares issued                                   10,911       10,911
   Less treasury stock                                  (392)        (392)
                                                    ---------   -----------
Outstanding shares                                    10,519       10,519
                                                    =========   ===========


In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997 and early adoption of the standard is not permitted. The following table shows the Company's proforma, basic and diluted earnings per share, if calculated under SFAS No. 128.

                                                  Quarters ended
                                                     June 30
                                                  1997       1996
                                                 ------     ------
Basic earnings per share                         $  .35     $  .24

Diluted earnings per share                       $  .34     $  .24

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income significantly increased for the quarter ended June 30, 1997, when compared to the same the period for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances and the acquisition of IEB on August 1, 1996. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. As further explained below, net income for the quarter also increased reflecting the rise in net interest income and an increase in other operating income which were somewhat offset by increases in operating expenses and provision for income taxes. Operating results for the quarter ended June 30, 1997, were significantly affected by the acquisition of IEB.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure matters, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30 AND MARCH 31, 1997

Total assets increased $66.5 million, or 6.6%, from $1.008 billion at March 31, 1997, to $1.074 billion at June 30, 1997. The increase generally reflected growth in net loans receivable and was funded primarily with advances from the FHLB and other borrowings. This growth represented a continuation of management's plans to leverage the Company's capital.

Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $62.2 million, or 9.6%, from $645.9 million at March 31,1997, to $708.1 million at June 30, 1997. The increase in gross loans of $64.5 million from $707.8 million at March 31, 1997, to $772.3 million at June 30, 1997, consists of $31.5 million of mortgages secured by commercial and multi-family real estate, $10.4 million of residential mortgages, $12.5 million of construction and land loans and $10.1 million of non-mortgage loans such as commercial, agriculture and consumer. The increase in loans was funded primarily by a net increase of $48.2 million, or
20.8 %, in FHLB advances from $231.7 million at March 31, 1997, to $279.7 million on June 30, 1997. Loan growth was also funded by increased deposits, net income from operations and a decrease in interest-earning cash deposits. Deposits grew $6.6 million or 1.2%, from $545.0 million at March 31, 1997, to $551.6 million at June 30, 1997.

Securities available for sale and held to maturity increased $11.7 million from $288.5 million at March 31,1997, to $300.2 million at June 30, 1997. Securities growth was funded primarily by a net increase of $12.1 million in other borrowings which are generally securities sold under repurchase agreements. Federal Home Loan Bank Stock increased $1.1 million as the Company was required to purchase more stock as a result of its increased use of FHLB advances.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 1997 AND 1996

GENERAL. Net income for the first quarter of fiscal 1998 was $3.2 million, an increase of $852,000 from the comparable quarter in fiscal 1997. The first quarter of fiscal 1998 included $728,000 of net income from the operations of IEB which the Company acquired on August 1, 1996.

The Company's improved operating results reflect the significant growth of assets and liabilities. Compared to year ago levels, total assets increased 41% to $1.07 billion at June 30, 1997, total loans rose 59% to $708.1 million and total deposits climbed 47% to $551.6 million. The substantial increase in these balances from June 30, 1996, as compared to the same period in 1997 resulted from the continued deployment and leveraging of the $98.6 million in net proceeds raised in the Company's conversion from mutual to stock ownership on October 31, 1995. This growth helped to increase the Company's return on average equity from 6.34% for the quarter ended June 30, 1996, to 8.66% for the quarter ended June 30, 1997.

INTEREST INCOME. Interest income for the quarter ended June 30, 1997, was $20.1 million compared to $13.8 million for the quarter ended June 30, 1996, an increase of $6.3 million, or 45.5%. The increase in interest income was a result of a $257.2 million or 35.3% growth in average balances of interest-earning assets combined with a 58 basis point increase in the average yield on those assets, which rose from 7.58% in the quarter ended June 1996, to 8.16% in June 1997. Average loans receivable for the first quarter of fiscal 1998 increased by $244.9 million, or 56.7%, when compared to the same quarter in fiscal 1997. Interest income on loans increased by $6.0 million or 67.1%, compared to the same quarter a year earlier reflecting the impact of the increase in average loan balances and a 55 basis point increase in the yield on those balances primarily resulting from the inclusion of higher yielding loans held by IEB. The average balance of mortgage-backed and investment securities and FHLB stock for the first quarter of fiscal 1998 increased by $12.3 million compared to the same quarter in fiscal 1997, and the yield on those balances increased 11 basis points. Interest and dividend income from those investments rose by $287,000 for the June 1997, quarter compared to June 1996.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1997, was $10.7 million compared to $7.6 million for the comparable period in 1996, an increase of $3.2 million, or 41.7%. The increase in interest expense was due to the $278.3 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended June 1997, was largely due to a $105.6 million increase in the average balance of FHLB advances and other borrowings combined with a $172.7 million growth in average deposits derived primarily from the acquisition of IEB. Average FHLB advances totaled $248.0 million during the quarter ended June 30, 1997, as compared to $190.8 million during the quarter ended June 30,1996, resulting in a $1.0 million increase in related interest expense. The average rate paid on those advances increased from 5.56% for the quarter ended June 1996 to 5.97% for the comparable period in 1997 adding to the increase in interest expense. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $48.4 million from $19.3 million for the quarter ended June 30, 1996, to $67.7 million for the same period in 1997, and the related interest expense increased $675,000, from $296,000 to $971,000 for the respective periods. The majority of this growth in other borrowings reflects an increase in repurchase agreements with investment banking firms which totaled $58.9 million at June 30, 1997. Average deposit balances increased from $372.2 million for the quarter ended June 1996, to $545.0 million for the comparable period in 1997 while, at the same time, the average rate paid on deposit balances decreased 53 basis points. The decline in the rate paid on deposits primarily reflects the acquisition of IEB's $32.1 million of non-interest-bearing deposits as well as generally lower rates paid by IEB on certificates of deposit. Deposit interest expense increased $1.4 million for the quarter ended June 30, 1997.

The following tables provide additional comparative data on the Company's operating performance (in thousands):

                                                          Quarters
                                                       ended June 30
     AVERAGE BALANCES
                                                      1997        1996
                                                     ------      ------
Investment securities and deposits                $ 114,055   $ 106,525
Mortgage-backed obligations                         182,451     181,169
Loans                                               676,891     432,035
FHLB stock                                           13,142       9,649
                                                     ------      ------
   Total average interest-earning asset             986,539     729,378
Non-interest-earning assets                          39,592      16,620
                                                     ------      ------
        Total average assets                    $ 1,026,131   $ 745,998
                                                  =========     =======


Deposits                                        $   544,974   $ 372,236
Advances from FHLB                                  247,950     190,790
Other borrowings                                     67,663      19,273
                                                     ------      ------
       Total average interest-bearing liabilities   860,587     582,299
Non-interest-bearing liabilities                     15,228      12,213
                                                     ------      ------
   Total average liabilities                        875,815     594,512
Equity                                              150,316     151,486
                                                     ------      ------
       Total average liabilities and equity      $1,026,131   $ 745,998
                                                  =========     =======

     INTEREST RATE YIELD/EXPENSE [RATES ARE ANNUALIZED]
Interest Rate Yield:

   Investment securities and deposits                  6.16%       5.85%
   Mortgage-backed obligations                         6.91%       6.89%
   Loans                                               8.84%       8.29%
   FHLB stock                                          7.51%       7.77%
                                                     ------      ------
Total interest rate yield on interest-earning assets   8.16%       7.58%

Interest Rate Expense:

   Deposits                                            4.46%       4.99%
   Advances from FHLB                                  5.97%       5.56%
   Other borrowings                                    5.76%       6.16%

Total interest rate expense on interest-             ------      ------
   bearing liabilities                                 5.00%       5.21%

   Interest spread                                     3.16%       2.37%
                                                       =====       =====

 Net interest margin on interest earning assets        3.80%       3.42%

     ADDITIONAL KEY FINANCIAL RATIOS [RATIOS ARE ANNUALIZED]

Return on average assets                               1.27%       1.29%
Return on average equity                               8.66%       6.34%
Average equity / average assets                       14.65%      20.31%
Average interest-earning assets / interest-
     bearing liabilities                             114.64%     125.26%
Non-interest [other operating] expenses /
     average assets                                    1.93%       1.55%
Efficiency ratio
   [non-interest (other operating) expenses/revenues] 47.84%      43.21%

PROVISION FOR LOAN LOSSES. During the quarter ended June 30, 1997, the provision for loan losses was $355,000, compared to $513,000 for the quarter ended June 30, 1996, a decrease of $158,000. The decrease in the provision for loan losses reflects management's current estimate of a reduction of the inherent risk in the Company's loan portfolio due to continuing favorable actual loss experience and the strength and anticipated growth in the Northwest economy. The allowance for loan losses net of charge-offs (recoveries), increased by $207,000, to $7.0 million at June 30, 1997, compared to $6.8 million at March 31, 1997. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

                                                        JUNE 30     March 31
                                                         1997         1997
                                                        ------       ------
Loans [ including loans held for sale]:
    Gross principal                                  $ 772,269    $ 707,816
      Less loans in process                             54,227       52,412
      Less deferred fees and discounts                   3,027        2,775
      Less allowance for loan losses                     6,955        6,748
                                                        ------       ------
      Total net loans at end of period               $ 708,060    $ 645,881
                                                       =======      =======
Allowance for loan losses as a percentage of
 gross principal of loans outstanding                     0.90%        0.95%

                                                          Quarters ended
                                                             June 30
                                                          1997      1996
                                                         ------    ------
Change in allowance for loan losses:
    Balance at beginning of the period                  $ 6,748   $ 4,051
        Provision for loan losses                           355       513
        Recoveries                                            7         0
        Charge-offs                                        (155)     (130)
                                                         ------    ------
   Balance at end of the period                         $ 6,955   $ 4,434
                                                         ======    ======
Charge-offs as a percentage of average
   net book value of loans outstanding for the period.     0.02%     0.03%

OTHER OPERATING INCOME. Other operating income increased $528,000 from $455,000 for the quarter ended June 30, 1996, to $983,000 for the quarter ended June 30, 1997. The increase resulted primarily from a $400,000 increase in other fees and service charges due largely to IEB operations earning higher fees as a commercial bank, although fee income also increased at FSBW reflecting deposit growth and pricing adjustments. In addition there was a $112,000 increase in net gains on securities and loans sold in the quarter ended June 30, 1997, as compared to the same period in 1996. This increase primarily reflects the inclusion of the IEB's residential mortgage operations which increased the volume of loans sold in the secondary market over the comparable period in the prior year.

OTHER OPERATING EXPENSES. Other operating expenses increased $2.0 million from $2.9 million for the quarter ended June 30, 1996, to $4.9 million for the quarter ended June 30, 1997. The increase in non-interest operating expense in 1997 was primarily due to the addition of $1.6 million of IEB operating expenses. Included in the Company's and IEB's operating expenses for the quarter ended June 30, 1997, was $224,000 for amortization of costs in excess of net assets acquired resulting from the purchase of IEB. The increase also reflects growth of the Company including increased personnel costs and increases in legal, accounting and insurance costs relating to operating as a public company. The cost of deposit insurance declined despite a significant increase in deposits as a result of reduced premium levels subsequent to the special SAIF assessment incurred in September 1996.

INCOME TAXES. Income tax expense was $1.8 million for the quarter ended June 30, 1997, compared to $884,000 for the comparable quarter in 1996. The increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes and that the expense from amortization of costs in excess of net assets in purchasing IEB is not deductible for tax purposes. The Company's effective tax rates for the quarters ended June 30, 1997 and 1996, were 35% and 27%, respectively.

ASSET QUALITY

The following tables are provided to disclose additional details on asset quality (in thousands):
                                                         JUNE 30      March 31
                                                          1997          1997
                                                         -------      --------
Non-performing assets at end of the period:
    Non-performing loans:
      Delinquent loans on non-accrual status             $ 1,523      $  2,082
      Delinquent  loans  on  accrual status                  141            30
                                                         -------      --------
      Total non-performing loans                           1,664         2,112
    REO                                                    1,192         1,057
                                                         -------      --------
      Total non-performing assets at end of the period   $ 2,856      $  3,169
                                                         =======      ========
Non-performing loans as a percentage of total
        net loans at end of the period                      0.24%         0.33%

Ratio of allowance for loan losses to non-performing
   loans at end of the period                                418%          320%

Non-performing assets as a percentage of total
     assets at end of the period.                           0.27%         0.31%

Troubled debt restructuring [TDR's] at end of the period  $  373       $   238
                                                         -------      --------
Troubled debt restructuring as a percentage of:
 Total gross principal of loans outstanding at end
  of the period                                             0.05%         0.03%
 Total assets at end of the period                          0.03%         0.02%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, FHLB advances, proceeds from loan principal and interest payments and sales of loans, and the maturity of, and interest income on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.

The primary investing activity of the Company is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, IEB and FSBW. During the quarter ended June 30, 1997, the Banks closed or purchased loans in the amount of $147.2 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the quarter ended June 30, 1997, principal repayments on loans totaled $74.1 million and the Banks' proceeds from the sale of mortgage loans totaled $10.2 million. FHLB advances and other borrowings increased $48.2 million and $12.1 million, respectively, for the same period, and net deposit growth was $6.6 million.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At June 30, 1997, the Banks had undisbursed loans in process totaling $54.2 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW also maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 40% of FSBW's total assets, which as of June 30, 1997, would give FSBW a total credit line of $351.5 million. Advances under this credit facility totaled $277.2 million, or 31.6% of FSBW's assets at June 30, 1997. IEB also maintains credit facilities with various financial institutions that would allow it to borrow up to $6.4 million.

At June 30, 1997, savings certificates amounted to $340.9 million, or 62%, of the Banks' total deposits, including $191.3 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

CAPITAL REQUIREMENTS

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks),
(ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and
(iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 1997, the Company's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for the Company along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                               Minimum
                                                               for capital
                                                               adequacy
                                             Actual            purposes
                                             Amount   Ratio    Amount   Ratio
                                             ------   -----    ------   -----
JUNE 30, 1997:
 The Company-consolidated
  Total capital to risk-weighted assets    $140,050   24.77%  $47,510    8.00%
  Tier 1 capital to risk-weighted assets    140,022   23.59    23,755    4.00
  Tier 1 leverage capital to average assets 147,077   13.65    41,052    4.00

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which is considered to have a material impact on the Company's financial position or results of operations.


ITEM 2.     CHANGES IN SECURITIES

Not Applicable


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Not Applicable

ITEM 5.     OTHER INFORMATION

Not Applicable


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit 27 - Financial data schedule - see page 17

   Report (s) on Form 8-K filed during the quarter ended June 30, 1997, are as follows:

    Date Filed                                        Purpose
    ----------                                        -------
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

                                          First Savings Bank of Washington
                                          Bancorp, Inc.




August 11, 1997                           /s/ Gary Sirmon
                                          -----------------
                                          Gary Sirmon
                                          President and Chief Executive Officer






August 11, 1997                           /s/ D. Allan Roth
                                          ------------------
                                          D. Allan Roth
                                          Secretary and Treasurer

                               EXHIBIT 27

     FINANCIAL DATA SCHEDULE (IN THOUSANDS EXCEPT PER SHARE DATA)
This schedule contains summary financial information extracted from the consolidated financial statements of First Savings Bank of Washington Bancorp, Inc. for the quarter ended June 30, 1997 and is qualified in its entirety by reference to such financial statements.


      Financial Data
                                                                      as of or
for the quarter
Item Number                          ended June 30, 1997             Item
Description
-------------                        -------------------
----------------
9-03 (1)                   $     15,989............                  Cash and
Due from Banks
9-03 (2)                        801................Interest-bearing deposits
9-03 (3)                         -0-...............Federal funds sold -
purchased
9-03      (4)                      ................-0-               Trading
account assets
9-03 (6)                    299,397................Investment and mortgage
backed securities held for sale
9-03 (6)                        788................Investment and mortgage
backed securities held to


              maturity    -    carrying
value
9-03 (6)                        788................Investment and mortgage
backed securities held to
                             maturity - market value
9-03 (7)                    708,060................Loans
9-03 (7) (2)                  6,955................Allowance for loan losses
9-03 (11)                 1,074,166................Total assets
9-03 (12)                   551,589................Deposits
9-03 (13)                    74,309................Short-term borrowings
9-03 (15)                    15,635................Other liabilities
9-03 (16)                   279,726................Long-term debt
9-03 (19)                        -0-...............Preferred stock - mandatory
redemption
9-03 (20)                        -0-...............Preferred stock - no
mandatory redemption
9-03 (21)                       109................Common stocks
9-03 (22)                   152,798................Other stockholders' equity
9-03 (23)                 1,074,166................Total liabilities and
stockholders' equity
9-04 (1)                     14,922................Interest and fees on loans
9-04 (2)                      5,056................Interest and dividends on
investments
9-04 (4)                         84................Other interest income
9-04 (5)                     20,062................Total interest income
9-04 (6)                      6,059................Interest on deposits
9-04 (9)                     10,721................Total interest expense
9-04 (10)                     9,341................Net interest income
9-04 (11)                       355................Provision for loan losses
9-04 (13) (h)                     1................Investment securities
gains/(losses)
9-04 (14)                     4,939................Other expenses
9-04 (15)                     5,030................Income/loss before income
tax
9-04 (17)                     3,245................Income/loss before
extraordinary items
9-04 (18)                        -0-...............Extraordinary items, less
tax
9-04 (19)                        -0-...............Cumulative change in
accounting principles
9-04 (20)                  $  3,245................Net income or loss
9-04 (21)                                                 $         0.34
Earnings per share - primary
9-04 (21)                  $        0.33...........            Earnings per
share - fully diluted
I.B. 5                           3.80%.............Net yield - interest
earnings
- actual
III.C.1. (a)               $       1,523...........            Loans on
non-accrual
III.C.1. (b)                    141................Accruing loans past due 90
days or more
III.C.1. (c)                    373................Troubled debt restructuring
III.C.2                          -0-...............Potential problem loans
IV.A.1                        6,748................Allowance for loan loss -
beginning of period
IV.A.2                          155................Total charge offs
IV.A.3                            7................Total recoveries
IV.A.4                        6,955................Allowance for loan loss -
end
of period
IV.B. 1                       3,237................Loan loss allowance
allocated
to domestic loans
IV.B.2                           -0-...............Loan loss allowance
allocated
to foreign loans
IV.B.3                     $        3,718..........Loan loss allowance -
unallocated