Form 10-Q
period 1997-09-30
FIRST SAVINGS BANK OF WASHINGTON BANCORP INC
filed 1997-11-12
CIK 946673

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended....................  SEPTEMBER 30, 1997
                                                        --------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      (1)   Yes  [ X ]             No  [   ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of class:                                 As of OCTOBER 31, 1997
  ---------------                                 ----------------------

 COMMON STOCK, $.01 PAR VALUE                          10,246,513 SHARES *

* Includes 752,573 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts; and 321,568 unvested shares held in trust for management recognition and development plan (MRP).

           FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES

                                    Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Savings Bank of Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

   Consolidated Statements of Financial Condition
   as of September 30, 1997 and March 31, 1997............................... 2

   Consolidated Statements of Income
   for the Quarters and Six Months ended September 30, 1997 and 1996......... 3

   Consolidated Statements of Changes in Stockholders' Equity
   for the Six Months ended September 30, 1997 and 1996.......................4

   Consolidated Statements of Cash Flows
    for the Six Months ended September 30, 1997 and 1996..................... 5

   Selected Notes to Consolidated Financial Statements....................... 6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

   General................................................................... 9

   Recent Developments and Significant Events................................ 9

   Comparison of Financial Condition at September 30, 1997 and March 31,
    1997..................................................................... 9

   Comparison of Results of Operations for the Quarters and Six Months ended
    September 30, 1997 and 1996............................................. 10

   Asset Quality.............................................................14

   Liquidity and Capital Resources.......................................... 15

   Capital Requirements......................................................15

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings................................................ 16

   Item 2. Changes in Securities............................................ 16

   Item 3. Defaults upon Senior Securities.................................. 16

   Item 4. Submission of Matters to a Vote of Stockholders.................. 16

   Item 5. Other Information................................................ 16

   Item 6. Exhibits and Reports on Form 8-K................................. 16

SIGNATURES.................................................................. 17

EXHIBIT 27- FINANCIAL DATA SCHEDULE..........................................18

          FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (DOLLARS IN THOUSANDS)

                         SEPTEMBER 30, 1997 AND MARCH 31, 1997

                                      (UNAUDITED)

ASSETS                                                SEPTEMBER 30      March 31
                                                           1997           1997
                                                         -------        -------
CASH AND DUE FROM BANKS                                 $ 25,896      $  24,488
SECURITIES AVAILABLE FOR SALE, cost $284,978 and
 $288,142                                                287,822        287,516
SECURITIES HELD TO MATURITY, fair value $788 and $987        788            987
LOANS RECEIVABLE HELD FOR SALE, fair value $6,457 and
  $2,940                                                   6,457          2,940
LOANS RECEIVABLE, net of the allowance for losses of
  $7,187 and $6,748                                      726,022        642,941
ACCRUED INTEREST RECEIVABLE                                7,740          6,950
REAL ESTATE HELD FOR SALE, net                             1,613          1,057
FEDERAL HOME LOAN BANK STOCK                              15,067         12,807
PROPERTY AND EQUIPMENT, net                               11,084         10,534
COSTS IN EXCESS OF NET ASSETS ACQUIRED                    11,457         11,906
DEFERRED INCOME TAX ASSET                                    254          1,220
OTHER ASSETS                                               4,415          4,287
                                                       ---------      ---------
                                                     $ 1,098,615    $ 1,007,633

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Interest bearing                                     $ 523,820    $   508,258
  Non-interest bearing                                    44,663         36,709
                                                      ----------     ----------
                                                         568,483        544,967

ADVANCES FROM FEDERAL HOME LOAN BANK                     277,207        231,515
OTHER BORROWINGS                                          83,652         62,185
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE              3,661          4,112
ACCRUED EXPENSES AND OTHER LIABILITIES                    10,457         11,086
DEFERRED COMPENSATION                                      3,475          2,814
INCOME TAXES PAYABLE                                       1,385          2,318
                                                      ----------     ----------
                                                         948,320        858,997

STOCKHOLDERS' EQUITY:

 Preferred stock - $0.01 par value, 500,000 shares
  authorized, no shares issued                               --             --
 Common  stock - $0.01 par value, 25,000,000 shares
  authorized, 10,910,625 shares issued:
  10,246,513 shares and 10,518,982 shares outstanding
  at September 30, 1997 and March 31, 1997, respectively     109            109
 Additional paid - in capital                            108,445        107,844
 Retained earnings                                        67,710         62,572
 Valuation reserve for securities available for sale       1,872           (401)
 Treasury  stock, at cost: 664,112 shares at September
  30, 1997 and 391,643 at March 31, 1997                 (13,585)        (6,954)
 Unearned shares of common stock issued to employee
  stock ownership plan trust 752,573 and 775,105 shares
  outstanding but restricted at September 30, 1997 and
  March 31,1997, respectively                             (7,526)        (7,751)
Shares held in trust for stock-related compensation plans (6,730)        (6,783)
                                                      ----------     ----------
                                                         150,295        148,636
                                                      ----------     ----------
                                                    $  1,098,615   $  1,007,633
                                                      ==========     ==========
                                     2

             FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                         Quarters               Six Months
                                     Ended September 30      Ended September 30
                                      1997          1996       1997       1996
INTEREST INCOME:                     ------        ------     ------     ------
Loans receivable                   $ 16,178      $ 11,316   $ 31,100   $ 20,248
Mortgage-backed securities            3,173         3,219      6,315      6,331
Securities and deposits               1,960         2,113      3,958      3,854
                                     ------        ------     ------     ------
                                     21,311        16,648     41,373     30,433

INTEREST EXPENSE:
Deposits                              6,373         5,434     12,432     10,061
Federal Home Loan Bank advances       4,310         3,164      8,001      5,807
Other borrowings                      1,071           409      2,042        705
                                     ------        ------     ------     ------
                                     11,754         9,007     22,475     16,573

Net interest income before
 provision for loan losses            9,557         7,641     18,898     13,860
PROVISION FOR LOAN LOSSES               400           407        755        920
                                     ------        ------     ------     ------
Net interest income                   9,157         7,234     18,143     12,940

OTHER OPERATING INCOME:
Loan servicing fees                     189           206        387        384
Other fees and service charges          640           381      1,204        545
Gain on sale of loans                   301           187        503        274
Gain (loss) on sale of securities         1          (212)         2       (208)
Miscellaneous                            14            32         32         54
                                     ------        ------     ------     ------
Total other operating income          1,145           594      2,128      1,049

OTHER OPERATING EXPENSES:
Salary and employee benefits          3,466         2,913      6,780      4,689
Less capitalized loan origination costs(491)         (401)      (997)      (792)
Occupancy                               383           324        769        601
Outside computer services               256           208        504        406
Real estate operations                    1             2         --         19
Advertising                             111           144        233        194
Deposit insurance                        69         2,605        139      2,819
Amortization of costs in excess
 of net assets acquired                 225           --         449        --
Miscellaneous                         1,148         1,066      2,230      1,089
                                    -------        ------    -------     ------
Total other operating expenses        5,168         6,861     10,107      9,745
                                    -------        ------    -------     ------
Income before provision for
  income taxes                        5,134           967     10,164      4,244
PROVISION FOR INCOME TAXES            1,837           164      3,622      1,048
                                    -------        ------    -------     ------
NET INCOME                        $   3,297      $    803   $  6,542   $  3,196
                                    =======       =======    =======    =======

Net income per common shares:

Primary                              $  .34        $  .08     $  .68     $  .33
Fully diluted                        $  .34        $  .08     $  .67     $  .33
Cumulative dividends declared per
   common share:                     $  .07        $  .05     $  .14     $  .10

PAGE

             FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (UNAUDITED) (IN THOUSANDS)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                        Valuation
                                                        reserve for                                         Shares        Total
                    Common Stock     Additional         securities  Unearned ESOP shares Treasury stock    held in trust Stock-
                    Number of At par paid-in   Retained available   Number of Carrying  Number of Carrying for deferred  holders
                    shares    value  capital   earnings for sale    shares    value     shares    value    compensation  equity
                    ------    -----  -------   -------- --------    ------    --------  ------    -------- ------------  --------
BALANCE, April 1,
 1996               10,911   $  109 $107,370   $ 55,343  $   774      (833)   $ (8,331)    --      $   --   $  (1,123)   $154,142
Net income                                        3,196                                                                     3,196
Change in valuation reserve for
 securities available for sale,
 net of income taxes                                        (544)                                                            (544)
Cash dividends on common stock
 (.10/share cumulative)                            (963)                                                                     (963)
Purchase of treasury stock                                                                (436)     (6,430)                (6,430)
Reissuance of treasury stock for
 deferred compensation plan               58                                               404       5,956     (6,014)         --
Release of earned ESOP shares             94                            18         178                                        272
Amortization of compensation related to MRP                                                                       301         301
Forfeiture or net change in the number and/or
 carrying amount of shares held in trust for
 compensation plans                                                                                              (325)       (325)
                    ------    -----  -------   -------- --------    ------    --------  ------    -------- ------------  --------
BALANCE, September 30,
 1996               10,911    $ 109 $107,522   $ 57,576  $   230      (815)   $ (8,153)    (32)    $  (474) $  (7,161)   $149,649
                    ======    =====  =======   ======== ========    ======    ========  ======    ========  ==========   ========

BALANCE, April 1,
 1997               10,911    $ 109 $107,844   $ 62,572  $  (401)     (775)   $ (7,751)   (392)    $(6,954) $  (6,783)   $148,636
Net income                                        6,542                                                                     6,542
Change in valuation reserve for
 securities available for sale,
 net of income taxes                                       2,273                                                            2,273
Cash dividends on stock
 ($.14/share cumulative)                         (1,404)                                                                   (1,404)
Purchase of treasury stock                                                                (272)     (6,619)                (6,619)
Purchase and sale of stock                                                                  (2)        (49)                   (49)
 for incentive stock options exercised   (19)                                                2          49                     30
Release of earned ESOP shares            389                            22         225                                        614
Recognition of tax benefit due to
 vesting of MRP shares                   231                                                                                  231
Amortization of compensation related to MRP                                                                       611         611
Forfeiture or net change in number and/or
 carrying amount of shares held in
 trust for compensation plans                                                                                     (12)       (558)
                    ------    -----  -------   -------- --------    ------    --------  ------    -------- ------------  --------
BALANCE, SEPTEMBER 30,
 1997               10,911    $ 109 $108,445   $ 67,710  $ 1,872      (753)   $ (7,526)   (664)   $(13,585)   $(6,730)   $150,295
                    ======    =====  =======   ======== ========    ======    ========  ======    ======== ============  ========
                                        4

             FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                               1997      1996
                                                              ------    ------
OPERATING ACTIVITIES
Net income                                                  $  6,542  $  3,196
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Deferred taxes                                                  --      (950)
  Depreciation                                                   536       322
  Loss (gain) on sale of securities                               (2)      208
  Net amortization of (premiums) discounts on investments         (3)     (474)
  Amortization of costs in excess of net assets acquired         449       140
  Amortization of MRP liability                                  611       301
  Loss (gain) on sale of loans                                  (503)     (274)
  Loss (gain) on disposal of real estate held for sale            20        --
  Net changes in deferred loan fees, premiums and discounts      453       480
  Loss (gain) on disposal of equipment                            (5)       --
  Capitalization of mortgage servicing rights from sale of
    mortgages with servicing retained                            (73)       --
  Amortization of mortgage servicing rights                       35        38
  Provision for losses on loans and real estate held for sale    745       981
  FHLB stock dividend                                           (541)     (411)
  Cash provided (used) in operating assets and liabilities:
  Loans held for sale                                         (3,517)     (828)
  Accrued interest receivable                                   (790)     (108)
  Other assets                                                   (90)      173
  Deferred compensation                                          130        98
  Accrued expenses and other liabilities                        (611)      966
  Income taxes payable                                          (933)   (1,628)
                                                             -------   -------
Net cash provided by operating activities                      2,453     2,230
                                                             -------   -------

INVESTING ACTIVITIES:
Purchase of securities available for sale                    (80,735) (374,604)
Principal payments and maturities of securities
 available for sale                                           82,904   413,173
Sales of securities available for sale                         1,000        --
Principal payments and maturities of securities held
 to maturity                                                     199       198
Loans originated and closed - net                           (244,846) (135,304)
Purchase of loans and participating interest in loans        (28,673)  (37,937)
Sales of loans and participating interest in loans            27,324    17,410
Principal repayments on loans                                160,597    88,929
Purchase of FHLB stock                                        (1,719)   (2,061)
Purchase of property and equipment                            (1,090)     (200)
Proceeds from sale of property and equipment                       9        --
Insurance proceeds on real estate held for sale-net of
  capitalized costs                                              119        --
Basis of real estate held for sale acquired in settlement
  of loans and disposed of during the period                   1,127       365
Funds transferred to deferred compensation plan trusts           (39)      (37)
Acquisition of IEB, net of cash acquired                          --   (17,289)
                                                             -------   -------
Net cash used by investing activities                        (83,823)  (47,357)
                                                             -------   -------

                  (CONTINUED ON NEXT PAGE)

            FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (CONTINUED FROM PRIOR PAGE)

                                                               1997      1996
                                                              ------    ------
FINANCING ACTIVITIES
Increase (decrease) in deposits                             $ 23,516  $ 16,926
Proceeds from FHLB advances                                  424,345   293,362
Repayment of FHLB advances                                  (378,653) (253,656)
Proceeds from reverse repurchase borrowings                   24,877    16,111
Repayments of reverse repurchase borrowings                     (301)       --
Decrease-net in other borrowings                              (3,109)   (1,436)
Decrease  in  borrowers'advances for taxes and insurance        (451)     (377)
Compensation expense recognized for shares released
 for allocation to participants of the ESOP:
  Original basis of shares                                       225       178
  Excess of fair value of released  shares over basis            389        94
Cash dividends paid                                           (1,422)     (963)
Net cost to exercise stock options                               (19)       --
Purchase of treasury stock                                    (6,619)   (6,430)
                                                             -------   -------
Net cash provided by financing activities                     82,778    63,809
                                                             -------   -------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS             1,408    18,682
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                  24,488     9,026
                                                             -------   -------
CASH AND DUE FROM BANKS, END OF PERIOD                      $ 25,896  $ 27,708
                                                             =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                               $ 21,346  $ 16,107
Taxes paid                                                  $  4,555  $  3,626
Non-cash transactions:
Loans, net of discounts, specific loss allowances and
  unearned income transferred to real estate owned          $  1,812  $    444
Net change in accrued dividends payable                     $    (18) $     --
Net change in unrealized gain (loss) in deferred
  compensation trust and related liability                  $  (538)  $    296
Treasury stock forfeited by MRP                             $    12   $     --
Treasury stock reissued to MRP                              $    --   $  6,014
Recognize tax benefit of vested MRP shares                  $   231   $     --

           FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997 AND MARCH 31, 1997

NOTE 1:    BASIS OF PRESENTATION
The unaudited consolidated financial statements of First Savings Bank of Washington Bancorp, Inc. (the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include the Company's wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank
(IEB) (together, the Banks). The balance sheet data at March 31, 1997, is derived from the Company's audited financial statements. Certain information andnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-26584), of the Company. Certain amounts in the prior period's financial statements and/or schedules have been reclassified to conform to the current period's presentation.

NOTE 2:  ADDITIONAL INFORMATION REGARDING  INTEREST-BEARING DEPOSITS AND
         SECURITIES

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
                                            SEPTEMBER 30      March 31
                                                 1997           1997
Interest-bearing deposits included           ---------        ---------
   in cash and due from banks                $   7,501        $   8,849
                                             ---------        ---------

Mortgage-backed securities                     186,650          174,375
Other securities-taxable                        65,233           76,401
Other securities-tax exempt                     34,096           33,969
Other stocks with dividends                      2,631            3,758
                                             ---------        ---------
   Total securities                          $ 288,610        $ 288,503
                                             ---------        ---------

Federal Home Loan Bank Stock                    15,067           12,807
                                             ---------        ---------

                                             $ 311,178        $ 310,159
                                             =========        =========


The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                          Quarters ended       Six Months ended
                                          September 30         September 30
                                          1997       1996      1997       1996
                                         ------     ------    ------     ------
Mortgage-backed securities              $ 3,173    $ 3,219   $ 6,315    $ 6,331
                                         ------     ------    ------     ------

Taxable interest and dividends          $ 1,149    $ 1,372     2,382      2,461
Tax-exempt interest                         516        517     1,035        982
Federal Home Loan Bank stock-dividends      295        224       541        411
                                         ------     ------    ------     ------
                                        $ 1,960    $ 2,113     3,958      3,854
                                         ------     ------    ------     ------
                                        $ 5,133    $ 5,332   $10,273    $10,185
                                         ======     ======    ======     ======

NOTE 3: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS) AND CALCULATION OF OUTSTANDING SHARES.

                                                    Calculation of
                                          Weighted Average Shares Outstanding
                                                for Earnings Per Share
                                                    (in thousands)
                                          Quarters ended     Six Months ended
                                           September 30        September 30
                                           ------------        ------------
                                          1997      1996      1997      1996
                                         ------    ------    ------    ------
Total shares originally issued           10,911    10,911    10,911    10,911
  Less treasury stock including
    shares allocated to MRP                (854)     (436)     (825)     (342)
  Less unallocated shares held by the ESOP (758)     (821)     (764)     (825)
  Plus MRP and stock option incremental
    shares considered outstanding
    for primary EPS calculations            346       153       332        76
                                         ------    ------    ------    ------
Primary weighted average shares
  outstanding                             9,645     9,807     9,654     9,820

  Plus MRP and stock option incremental
    shares considered outstanding for
    fully diluted EPS calculations           32        --        44        --
                                         ------    ------    ------    ------
Fully diluted weighted average
   shares outstanding                     9,677     9,807     9,698     9,820
                                         ======    ======    ======    ======


                                                 Calculation of
                                              Outstanding Shares at
                                                 (in thousands)
                                         SEPTEMBER 30                March 31
                                            1997                       1997
                                          --------                   --------
Total shares issued                         10,911                     10,911
   Less treasury stock                        (664)                      (392)
                                          --------                   --------
Outstanding shares                          10,247                     10,519
                                          ========                   ========


In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997 and early adoption of the standard is not permitted. The following table shows the Company's pro forma basic and diluted earnings per share if calculated under SFAS No. 128.
                                        Quarters ended        Six Months ended
                                         September 30           September 30
                                         ------------           ------------
                                         1997    1996           1997    1996
                                        ------  ------         ------  ------
Basic earnings per share                $  .35  $  .08         $  .70  $  .33

Diluted earnings per share              $  .34  $  .08         $  .68  $  .32

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

First Savings Bank of Washington Bancorp, Inc. (the Company), a Delaware corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank (IEB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 15 branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income significantly increased for both the most recent quarter and six months ended September 30, 1997, when compared to the same periods for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances and the acquisition of IEB on August 1, 1996. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. As further explained below, net income for both the most recent quarter and six months increased $2.5 million and $3.4 million respectively, from the comparable periods ended September 30, 1996. After adjusting for the special SAIF assessment of $2.4 million ($1.6 million after tax) that occurred in the second quarter of fiscal year 1997 (quarter ended September 30, 1996), the increases were $808,000 and $1.7 million for the most recent quarter and six months when compared to the same periods in fiscal 1997. These increases reflected the rise in net interest income and an increase in other operating income which were partially offset by increases in operating expenses and the provision for income taxes. Operating results for both the quarter and six months ended September 30, 1997, were significantly affected by the acquisition of IEB. Because the acquisition of IEB occurred on August 1, 1996, part way through the quarter and six months ended September 30, 1996, the consolidated results for those periods, reflecting only two months of IEB operating results, were less significantly affected by that acquisition.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure matters, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.



In October 1997, the Company adopted a dividend reinvestment and stock purchase plan. Under the terms of the plan all registered stockholders with 100 or more shares of stock may automatically reinvest all or a portion of their cash dividends in additional shares of the Company's common stock. In addition qualifying participants may also make optional monthly cash payments of $50 to $1,500 to purchase additional shares of Company stock.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30 AND MARCH 31, 1997

Total assets increased $91.0 million, or 9.0%, from $1.008 billion at March 31, 1997, to $1.099 billion at September 30, 1997. The increase generally reflected growth in net loans receivable and was funded primarily with deposit growth, advances from the FHLB and other borrowings. This growth represented a continuation of management's plans to further leverage the Company's capital.

 Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $86.6 million, or 13.4%, from $645.9 million at March 31,1997, to $732.5 million at September 30, 1997. The increase in gross loans of $89.3 million from $707.8 million at March 31, 1997, to $797.1 million at September 30, 1997, consists of $25.1 million of mortgages secured by commercial and multi-family real estate, $33.9 million of residential mortgages, $13.2 million of construction and land loans and $17.1 million of non-mortgage loans such as commercial, agricultural and consumer loans. A little more than half of the increase in assets was funded by a net increase of $45.7 million, or 19.7%, in FHLB advances from $231.5 million at March 31, 1997, to $277.2 million on September 30, 1997. Asset growth was also funded by increased deposits, other borrowings and net income from operations. Deposits grew $23.5 million, or 4.3%, from $545.0 million at March 31, 1997, to $568.5 million at September 30, 1997. Other borrowings, primarily reverse repurchase agreements with securities dealers, grew $21.5 million, or 34.5%, from $62.2 million at March 31, 1997, to $83.7 million at September 30, 1997. Funds also were used to purchase $6.6 million of treasury stock during this six month period. Securities available for sale and held to maturity did not significantly change from balances at March 31, 1997. Federal Home Loan Bank Stock increased $2.3 million as the Company was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale increased $556,000, primarily as a result of foreclosure actions completed on certain non-performing loans.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL. Net income for the second quarter of fiscal 1998 was $3.3 million, an increase of $2.5 million from the comparable quarter in fiscal 1997. Net income for the first six months of fiscal 1998 was $6.5 million, or $.68 per share, compared to net income of $3.2 million, or $.33 per share, recorded in the comparable period of fiscal 1997. Net income for the second quarter and six months ended September 30, 1996 was significantly affected by the $2.4 million ($1.6 million after tax) SAIF assessment. In addition, the first six months of fiscal 1998 included $1.5 million of net income from a full six months of operations at IEB, which the Company acquired on August 1, 1996, compared to $400,000 for two months in the comparable fiscal 1997 period.

The Company's improved operating results reflect the significant growth of assets and liabilities. Compared to year ago levels, total assets increased 16% to $1.10 billion at September 30, 1997, total loans rose 28% to $732.5 million, deposits grew 8.2% to $568.5 million and borrowings increased 42% to $360.9 million. The substantial increase in these balances during the year since September 30, 1996, resulted from the continued deployment and leveraging of the $98.6 million in net proceeds raised in the Company's conversion from mutual to stock ownership on October 31, 1995. This growth helped to increase the Company's return on average equity from 6.43% (excluding the SAIF assessment of $1.6 million after tax) for the six months ended September 30, 1996, to 8.63% for the six months ended September 30, 1997.

INTEREST INCOME. Interest income for the quarter ended September 30, 1997, was $21.3 million compared to $16.6 million for the quarter ended September 30, 1996, an increase of $4.7 million, or 28.0%. The increase in interest income was a result of a $190.0 million or 22.3% growth in average balances of interest-earning assets combined with a 36 basis point increase in the average yield on those assets, which rose from 7.75% in the quarter ended September 1996, to 8.11% in September 1997. Average loans receivable for the second quarter of fiscal 1998 increased by $201.4 million, or 38.0%, when compared to the same quarter in fiscal 1997. Interest income on loans increased by $4.9 million, or 43.0%, compared to the same quarter a year earlier, reflecting the impact of the increase in average loan balances and a 31 basis point increase in the yield on those balances primarily resulting from the inclusion of higher yielding loans held by IEB. The average balance of mortgage-backed and investment securities and FHLB stock for the second quarter of fiscal 1998 decreased by $11.4 million compared to the second quarter of fiscal 1997, and the yield on those balances decreased 2 basis points. Interest and dividend income from those investments decreased by $199,000 for the September 1997 quarter compared to September 1996.

Interest income for the six months ended September 30, 1997 increased $10.94 million, or 35.9%, from the comparable period in fiscal 1997. Interest income from loans increased $10.85 million, or 53.6%, from the comparable period in fiscal 1997. The majority of the increase from loan interest income reflected the impact of a $223.1 million growth in average loans receivable balances combined with a 41 basis point increase in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended September 30, 1997, increased a modest $88,000 from $10.2 million in fiscal 1996, to $10.3 million in fiscal 1997, reflecting a $433,000 increase in average balances combined with a 5 basis point increase in yield. The yield on average earning assets increased from 7.67% for the six months ended September 30, 1996, to 8.13% for the six months ended September 30, 1997.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1997, was $11.8 million compared to $9.0 million for the comparable period in 1996, an increase of $2.8 million, or 30.5%. The increase in interest expense was due to the $198.3 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended September 1997 was largely due to a $107.2 million increase in the average balance of FHLB advances and other borrowings combined with a $91.1 million growth in average deposits. Average FHLB advances totaled $280.0 million during the quarter ended September 30, 1997, as compared to $215.8 million during the quarter ended September 30,1996, resulting in a $1.1 million increase in related interest expense. The average rate paid on those advances increased from 5.82% for the quarter ended September 1996, to 6.11% for the comparable period in 1997, adding to the increase in interest expense. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $43.0 million from $30.8 million for the quarter ended September 30, 1996, to $73.8 million for the same period in 1997, and the related interest expense increased $662,000, from $409,000 to $1.1 million for the respective periods. The majority of this growth in other borrowings reflects an increase in repurchase agreements with investment banking firms which totaled $67.7 million at September 30, 1997. Deposit interest expense increased $939,000 for the quarter ended September 30, 1997. Average deposit balances increased from $473.3 million for the quarter ended September 1996, to $564.4 million for the comparable period in 1997 while, at the same time, the average rate paid on deposit balances decreased 7 basis points. The decline in the rate paid on deposits primarily reflects the acquisition of IEB's $32.1 million of non-interest-bearing deposits as well as generally lower rates paid on interest-bearing accounts of IEB. In addition the average balances of non-interest and low-interest (savings and NOW) deposits have grown at both Banks. The percentage of these non or low-interest deposits to total average deposits increased for the most recent quarter and six month period when compared to the same period a year earlier.

A comparison of total interest expense for the six months ended September 30, 1997, shows an increase of $5.9 million, or 35.6%, from the comparable period in September 1996. The increased interest expense reflects the increase in average deposits of $131.9 million combined with a $106.4 million increase in FHLB advances and other borrowings. The effect on interest expense of the increase in average interest-bearing liabilities was slightly reduced by a 4 basis point decrease in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance (in thousands):

                                             Quarters ended    Six Months ended
                                              September 30       September 30

AVERAGE BALANCES                             1997     1996       1997     1996
----------------                            ------   ------     ------   ------
Investment securities and deposits        $107,753 $124,551   $110,905 $115,538
Mortgage-backed obligations                187,862  186,011    185,157  183,590
Loans                                      732,216  530,785    704,555  481,411
FHLB stock                                  14,640   11,135     13,891   10,392
                                            ------   ------     ------   ------
Total average interest-earning asset     1,042,471  852,482  1,014,508  790,931
Non-interest-earning assets                 44,073   25,840     41,830   21,231
                                            ------   ------     ------   ------
Total average assets                    $1,086,544 $878,322 $1,056,338 $812,162
                                         =========  =======  =========  =======

Deposits                                  $564,406 $473,317   $554,691 $422,777
Advances from FHLB                         280,034  215,772    263,992  203,281
Other borrowings                            73,758   30,817     70,711   25,045
                                            ------   ------     ------   ------
Total average interest-bearing liabilities 918,198  719,906    889,394  651,103
Non-interest-bearing liabilities            16,213   13,687     15,719   12,951
                                            ------   ------     ------   ------
Total average liabilities                  934,411  733,593    905,113  664,054
Equity                                     152,133  144,729    151,225  148,108
                                            ------   ------     ------   ------
Total average liabilities and equity    $1,086,544 $878,322 $1,056,338 $812,162
                                           =======  =======    =======  =======

INTEREST RATE YIELD/EXPENSE (RATES ARE ANNUALIZED)
--------------------------------------------------
Interest Rate Yield:
   Investment securities and deposits         6.13%    6.02%      6.15%    5.94%
   Mortgage-backed obligations                6.70%    6.87%      6.80%    6.88%
   Loans                                      8.77%    8.46%      8.80%    8.39%
   FHLB stock                                 7.99%    7.98%      7.77%    7.89%
Total interest rate yield on                 ------   ------     ------   ------
  interest-earning assets                     8.11%    7.75%      8.13%    7.67%
                                             ------   ------     ------   ------
Interest Rate Expense:
   Deposits                                   4.48%    4.55%      4.47%    4.75%
   Advances from FHLB                         6.11%    5.82%      6.04%    5.70%
   Other borrowings                           5.76%    5.27%      5.76%    5.61%
Total interest rate expense on               ------   ------     ------   ------
  interest-bearing liabilities                5.08%    4.96%      5.04%    5.08%
                                             ------   ------     ------   ------
Interest spread                               3.03%    2.79%      3.09%    2.59%
Net interest margin on interest              ------   ------     ------   ------
   earning assets                             3.64%    3.56%      3.72%    3.50%

ADDITIONAL KEY FINANCIAL RATIOS (RATIOS ARE ANNUALIZED)
-------------------------------------------------------
Return on average assets                      1.20%    0.36%      1.24%    0.78%
Return on average equity                      8.60%    2.20%      8.63%    4.30%
Average equity / average assets              14.00%   16.48%     14.32%   18.24%
Average interest-earning assets/interest-
  bearing liabilities                       113.53%  118.42%    114.07%  121.48%
Non-interest [other operating] expenses/
  average assets                              1.89%    3.10%      1.91%    2.39%
Efficiency ratio [non-interest
  (other operating) expenses/revenues]       48.29%   83.32%     48.07%   65.36%

PROVISION FOR LOAN LOSSES. During the quarter ended September 30, 1997, the provision for loan losses was $400,000, compared to $407,000 for the quarter ended September 30, 1996, a decrease of $7,000. A comparison of the provision for loan losses for the six month period shows a decrease of $165,000 to $755,000 for the six months ended September 30, 1997, from $920,000 for the comparable period in fiscal 1996. The decrease in the provision for loan losses reflects management's current estimate of a reduction of the inherent risk in the Company's loan portfolio due to continuing favorable actual loss experience and the strength and anticipated growth in the Northwest economy. The allowance for loan losses net of charge-offs (recoveries) increased by $439,000, to $7.2 million at September 30, 1997, compared to $6.8 million at March 31, 1997. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

                                                    SEPTEMBER 30      March 31
                                                       1997             1997
Loans (including loans held for sale):               --------         --------
  Gross principal                                   $ 797,108        $ 707,816
    Less loans in process                              54,214           52,412
    Less deferred fees and discounts                    3,228            2,775
    Less allowance for loan losses                      7,187            6,748
                                                     --------         --------
Total net loans at end of period                    $ 723,479        $ 645,881
                                                     ========         ========
Allowance for loan losses as a percentage of
  gross principal of loans outstanding                   0.90%            0.95%

                                            Quarters ended     Six Months ended
                                              September 30       September 30
                                             1997      1996     1997      1996
Change in allowance for loan losses:        ------    ------   ------    ------
    Balance at beginning of the period      $6,955    $4,434   $6,748    $4,051
        Acquisition of IEB                      --     1,416       --     1,416
        Provision for loan losses              400       407      755       920
        Recoveries                               3        32       10        32
        Charge-offs                           (171)      (19)    (326)     (149)
                                            ------    ------   ------    ------
    Balance at end of the period            $7,187    $6,270   $7,187    $6,270
                                            ======    ======   ======    ======

Charge-offs as a percentage of average net book
  value of loans outstanding for the period.  0.02%     0.00%    0.05%     0.03%

OTHER OPERATING INCOME. Other operating income increased $551,000 from $594,000 for the quarter ended September 30, 1996, to $1.1 million for the quarter ended September 30, 1997. The increase resulted primarily from a $259,000 increase in other fees and service charges due largely to IEB operations earning higher fees as a commercial bank, combined with an increase in fee income at FSBW reflecting deposit growth and pricing adjustments. There also was a $114,000 increase in net gains on loans sold in the quarter ended September 30, 1997, as compared to the same period in 1996. This increase primarily reflects the inclusion of, and increases in, IEB's residential mortgage banking operations, which increased the volume of loans sold in the secondary market over the comparable period in the prior year, and slightly increased sales of loans by First Savings Bank. In addition other operating income was reduced in the 1996 quarter by $212,000 in net losses on the sale of securities as compared to a $1,000 net gain recorded in the quarter ended September 30, 1997.

Other operating income for the six months ended September 30, 1997, increased $1.1 million from the comparable period in 1996. The $659,000 increase in fee income was due largely to the addition of six months of IEB's operations in the current fiscal 1997 period compared to only two months in 1996. The $439,000 increase in gains from the sale of loans and securities for the six months ended September 30, 1997 also reflects the inclusion of IEB's operations as well as the previously noted net loss on securities sales reported in the comparable period in 1996.

OTHER OPERATING EXPENSES. Other operating expenses decreased $1.7 million from $6.9 million for the quarter ended September 30, 1996, to $5.2 million for the quarter ended September 30, 1997. The decrease in other expenses was due to a $2.5 million reduction in deposit insurance in the September 1997 quarter from $2.6 million for the quarter ended September 30, 1996, to $69,000 for the quarter ended September 30, 1997. The majority of the decrease from the September 1996 quarter was due to the $2.4 million special SAIF assessment in 1996. The decrease in deposit insurance was somewhat offset by a $549,000 increase in salary and employee benefits from the inclusion of a full quarter of IEB's operations versus two months in 1996, combined with Company growth. Included in the Company's operating expenses for the quarter ended September 30, 1997, was $225,000 for amortization of costs in excess of net assets acquired resulting from the purchase of IEB. Other increases also reflect growth of the Company including increased personnel costs and increases in legal, accounting and insurance costs relating to operating as a public company. The cost of deposit insurance declined despite a significant increase in deposits as a result of reduced premium levels subsequent to the special SAIF assessment incurred in September 1996. Other operating expenses for the six months ended September 30, 1997 increased $362,000 from the comparable period in 1996. The $2.7 million decrease in deposit insurance was more than offset by a $3.0 million increase in other operating expenses of which $2.0 million of the increase was due to the acquisition of IEB and the balance of the increase was related to the growth in FSBW's operations.

INCOME TAXES. Income tax expense was $1.8 million for the quarter ended September 30, 1997, compared to $164,000 for the comparable quarter in 1996. The $1.6 million increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of costs in excess of net assets acquired in purchasing IEB and part of the expense recorded in the release of employee stock ownership plan (ESOP) shares are not deductible for tax purposes. The Company's effective tax rates for the quarters ended September 30, 1997 and 1996, were 36% and 16%, respectively. Income tax expense for the six months ended September 30, 1997 increased $2.6 million from $1.0 million for the six months ended September 30, 1996, to $3.6 million for the comparable period in 1997. The Company's effective tax rate increased to 36% for the six months ended September 30, 1997 from 25% for the comparable period in 1996. This increase was due to the same reasons the income tax provision for the quarter increased.

ASSET QUALITY

The following tables are provided to disclose additional details on asset quality (in thousands):
                                                   SEPTEMBER 30   March 31
                                                      1997          1997
                                                    --------      --------
Non-performing assets at end of the period:
 Non-performing loans:
   Delinquent loans on non-accrual status           $   800       $  2,082
   Delinquent loans on accrual status                   189             30
                                                    --------      --------
   Total non-performing loans                           989          2,112
 REO                                                  1,613          1,057
                                                    --------      --------

Total non-performing assets at end of the period     $2,602         $3,169
Non-performing loans as a percentage of total
    net loans at end of the period                     0.14%          0.33%

Ratio of allowance for loan losses to non-performing
    loans at end of the period                          727%           320%

Non-performing assets as a percentage of total
    assets at end of the period.                       0.24%          0.31%

Troubled debt restructuring [TDR's]
    at end of the period                             $  372         $  238

Troubled debt restructuring as a percentage of:
 Total gross principal of loans outstanding at end
   of the period                                       0.05%          0.03%
 Total assets at end of the period                     0.03%          0.02%

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

The primary investing activity of the Company is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, IEB and FSBW. During the six months ended September 30, 1997, the Banks closed or purchased loans in the amount of $273.5 million. In addition, during this six month period, funds were used to purchase $6.6 million of treasury stock. These activities were funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the six months ended September 30, 1997, principal repayments on loans totaled $160.6 million and the Banks' proceeds from the sale of mortgage loans totaled $27.3 million. FHLB advances and other borrowings increased $67.2 million and $12.1 million, respectively, for the same period, and net deposit growth was $23.5 million.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At September 30, 1997, the Banks had undisbursed loans in process totaling $54.2 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW also maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 40% of FSBW's total assets, which as of September 30, 1997, would give FSBW a total credit line of $360.6 million. Advances under this credit facility totaled $277.2 million, or 30.8% of FSBW's assets at September 30, 1997. IEB also maintains credit facilities with various financial institutions, including the FHLB of Seattle, that would allow it to borrow up to $6.9 million.

At September 30, 1997, savings certificates amounted to $350.4 million, or 62%, of the Banks' total deposits, including $198.0 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances, other borrowings and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

CAPITAL REQUIREMENTS

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks),
(ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and
(iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 1997, the Company's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for the Company along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                             Minimum for capital
                                                  Actual       adequacy purposes
                                             Amount    Ratio    Amount    Ratio
SEPTEMBER 30, 1997:                          ------    -----    ------    -----
The Company-consolidated
  Total capital to risk-weighted assets    $144,112    23.31%  $49,460     8.00%
  Tier 1 capital to risk-weighted assets    136,926    22.15    24,730     4.00
  Tier 1 leverage capital to average assets 136,926    12.61    42,941     4.00

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

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Annual meeting of stockholders of the Company (Meeting) was held on July 18, 1997. The results of the votes on the matters presented at the Meeting are as follows:

            1. The following individuals were elected as directors, each for a three-year term:

                                        Votes for         Votes withheld
                                        ---------           ----------
       David Casper                     9,694,337             39,005
       Morris Ganguet                   9,695,302             38,040
       Marvin Sundquist                 9,688,393             44,949

       The terms of Directors Dean Mitchell, R.R. "Pete" Reid, Gary Sirmon, Wilber Pribilsky, Jess Foster and Robert D. Adams continued.

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit 27 - Financial data schedule - see page 18

   Report (s) on Form 8-K filed during the six months ended September 30, 1997, are as follows:

    Date Filed                                        Purpose
    ----------                                        -------
            Not Applicable

SIGNATURES
-----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          First Savings Bank of Washington
                                          Bancorp, Inc.

November 12, 1997                         /s/ Gary Sirmon
                                          ---------------
                                          Gary Sirmon
                                          President and Chief Executive Officer

November 12, 1997                         /s/ D. Allan Roth
                                          ------------------
                                          D. Allan Roth
                                          Secretary and Treasurer