Form 10-Q
period 1997-12-31
FIRST SAVINGS BANK OF WASHINGTON BANCORP INC
filed 1998-02-12
CIK 946673

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

      For the quarterly period ended.....................  December 31, 1997
                                                         -------------------

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                      Commission File Number      0-26584
                                               ----------

                   FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.
                   ----------------------------------------------
               (Exact name of registrant as specified in its charter)

       Delaware                                                 91-1691604
   -----------------------                                 ----------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                10 S. First Avenue        Walla Walla, Washington  99362
                --------------------------------------------------------
                 (Address of principal executive offices and zip code)

                                   (509)  527-3636
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

      (1)   Yes   X           No
                -----            -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of class:                                 As of January 31, 1998
        ---------------                                 ----------------------

   Common Stock, $.01 par value                         10,011,153 shares *

        * Includes 723,816 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts; and 320,208 unvested shares held in trust for management recognition and development plan (MRP).

           FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                                    Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Savings Bank of Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

   Consolidated Statements of Financial Condition
   as of December 31, 1997 and March 31, 1997............................. 2

   Consolidated Statements of Income
   for the Quarters and Nine Months ended December 31, 1997 and 1996...... 3

   Consolidated Statements of Changes in Stockholders' Equity
   for the Nine Months ended December 31, 1997 and 1996................... 4

   Consolidated Statements of Cash Flows
   for the Nine Months ended December 31, 1997 and 1996................... 5

   Selected Notes to Consolidated Financial Statements.................... 7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

   General................................................................ 9

   Recent Developments and Significant Events............................. 9

   Comparison of Financial Condition at December 31, 1997 and March
   31, 1997...............................................................10

   Comparison of Results of Operations for the Quarters and Nine
   Months ended December 31, 1997 and 1996................................10

   Asset Quality..........................................................14

   Liquidity and Capital Resources........................................15

   Capital Requirements...................................................15

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings..............................................16

   Item 2. Changes in Securities..........................................16

   Item 3. Defaults upon Senior Securities................................16

   Item 4. Submission of Matters to a Vote of Stockholders................16

   Item 5. Other Information..............................................16

   Item 6. Exhibits and Reports on Form 8-K...............................16

SIGNATURES................................................................17

          FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (dollars in thousands)

                          December 31, 1997 and March 31, 1997

                                                   (Unaudited)
                              ASSETS               December 31    March 31
                                                      1997          1997
                                                   -----------    --------

CASH AND DUE FROM BANKS                           $    29,160   $     24,488
SECURITIES AVAILABLE FOR SALE, cost $290,065
  and $288,142                                        294,133        287,516
SECURITIES HELD TO MATURITY, fair value $590
  and $987                                                590            987
LOANS RECEIVABLE HELD FOR SALE, fair value
  $5,488 and $2,940                                     5,488          2,940
LOANS RECEIVABLE, net of the allowance for
  losses of $7,450 and $6,748                         755,529        642,941
ACCRUED INTEREST RECEIVABLE                             7,358          6,950
REAL ESTATE HELD FOR SALE, net                          1,340          1,057
FEDERAL HOME LOAN BANK STOCK                           15,674         12,807
PROPERTY AND EQUIPMENT, net                            11,104         10,534
COSTS IN EXCESS OF NET ASSETS ACQUIRED                 11,232         11,906
DEFERRED INCOME TAX ASSET                                  --          1,220
OTHER ASSETS                                            5,085          4,287
                                                  -----------   ------------
                                                  $ 1,136,693   $  1,007,633
                                                  ===========   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
   Interest bearing                               $   535,775   $    498,381
   Non-interest bearing                                46,534         46,586
                                                  -----------   ------------
                                                      582,309        544,967

ADVANCES FROM FEDERAL HOME LOAN BANK                  294,563        231,515
OTHER BORROWINGS                                       88,727         62,185
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE           2,700          4,112
ACCRUED EXPENSES AND OTHER LIABILITIES                 11,233         11,086
DEFERRED COMPENSATION                                   3,836          2,814
DEFERRED INCOME TAXES PAYABLE                             529             --
INCOME TAXES PAYABLE                                      716          2,318
                                                  -----------   ------------
                                                      984,613        858,997

STOCKHOLDERS'  EQUITY:
  Preferred stock - $0.01 par value, 500,000
   shares authorized, no shares issued                     --             --
  Common  stock - $0.01 par value, 25,000,000
   shares  authorized, 10,910,625 shares
   issued:
     10,156,113 shares and 10,518,982 shares
     outstanding at December 31, 1997 and
     March 31, 1997, respectively                         109            109
  Additional paid - in capital                        108,937        107,844
  Retained earnings                                    70,224         62,572
  Valuation reserve for securities available
   for sale                                             2,678           (401)
  Treasury stock, at cost:  754,512 shares at
   December 31, 1997 and 391,643 at March
   31, 1997                                           (15,931)        (6,954)
  Unearned shares of common stock issued to
   employee stock ownership plan trust 723,816
   and 775,105 shares outstanding but restricted
   at December 31, 1997 and March 31, 1997,
   respectively                                        (7,238)        (7,751)
  Shares held in trust for stock-related
   compensation plans                                  (6,699)        (6,783)
                                                  -----------   ------------
                                                      152,080        148,636
                                                  -----------   ------------
                                                  $ 1,136,693   $  1,007,633
                                                  ===========   ============

        FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited) (in thousands except for per share amounts)

                                       Quarters               Nine Months
                                  Ended  December 31       Ended December 31
                                 1997           1996       1997         1996
                                 ----           ----       ----         ----
INTEREST INCOME:
  Loans receivable            $ 16,685       $ 12,843    $ 47,785    $ 33,091
  Mortgage-backed securities     3,180          3,095       9,495       9,426
  Securities and deposits        1,972          2,326       5,930       6,180
                              --------       --------    --------    --------
                                21,837         18,264      63,210      48,697
INTEREST EXPENSE:
  Deposits                       6,421          5,825      18,853      15,886
  Federal Home Loan Bank
    advances                     4,328          3,415      12,329       9,222
  Other borrowings               1,289            551       3,331       1,256
                              --------       --------    --------    --------
                                12,038          9,791      34,513      26,364
                              --------       --------    --------    --------
  Net interest income before
    provision for loan losses    9,799          8,473      28,697      22,333

PROVISION FOR LOAN LOSSES          375            231       1,130       1,151
                              --------       --------    --------    --------
  Net interest income            9,424          8,242      27,567      21,182

OTHER OPERATING INCOME:
  Loan servicing fees              227            215         614         599
  Other fees and service charges   643            510       1,847       1,055
  Gain on sale of loans            409            244         912         518
  Gain (loss) on sale of
    securities                      --            208           2          --
  Miscellaneous                     11             22          43          76
                              --------       --------    --------    --------
  Total other operating income   1,290          1,199       3,418       2,248

OTHER OPERATING EXPENSES:
  Salary and employee benefits   3,654          3,123      10,434       7,816
  Less capitalized loan
    origination costs             (485)          (339)     (1,482)     (1,131)
  Occupancy                        387            447       1,156       1,056
  Outside computer services        334            249         838         669
  Real estate operations           (23)           (14)        (23)         (2)
  Advertising                      140            154         373         351
  Deposit insurance                 70             63         209       2,882
  Amortization of costs in
    excess of net assets
    acquired                       225            230         674         370
  Miscellaneous                  1,256            978       3,486       2,625
                              --------       --------    --------    --------
  Total other operating
    expenses                     5,558          4,891      15,665      14,636
                              --------       --------    --------    --------
  Income before provision
    for income taxes             5,156          4,550      15,320       8,794

PROVISION FOR INCOME TAXES       1,951          1,444       5,573       2,492
                              --------       --------    --------    --------
NET INCOME                    $  3,205       $  3,106    $  9,747    $  6,302
                              ========       ========    ========    ========
Net income per common
  share, see Note 3:
      Basic                   $    .35       $    .32    $   1.05    $    .65
      Diluted                 $    .34       $    .32    $   1.01    $    .64
Cumulative dividends
  declared per common share:  $    .07       $    .05    $    .21    $    .15



                       FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (Unaudited) (in thousands)
                             For the Nine Months ended December 31, 1997 and 1996


                                                   Valuation
                                                    reserve
                                                     for                                     Shares
                                                    secur-   Unearned         Treasury      held in
                   Common Stock                     ities   ESOP shares         stock        trust
                  ---------------  Addi-            avail- ---------------  ---------------    for    Total
                  Number           tional            able  Number           Number          deferred  stock
                    of    At par  paid-in  Retained  for    of     Carrying  of    Carrying compen-  holders
                  shares  value   capital  earnings  sale  shares   value   shares   value   sation   equity
                  ------  ------  -------  --------  ----- ------   -----   ------   -----  -------  ------
BALANCE, April
  1, 1996        10,911  $ 109  $107,370  $ 55,343  $ 774  (833) $(8,331)    --  $  --    $(1,123) $154,142
 Net income                                  6,302                                                    6,302
 Change in valu-
  ation reserve
  for securities
  available for
  sale, net of
  income taxes                                       (186)                                             (186)
 Cash dividends on
  common stock
  (.15/share
  cumulative)                               (1,431)                                                  (1,431)
 Purchase of
  treasury stock                                                           (746) (11,921)           (11,921)
 Reissuance of
  treasury stock
  for deferred
  compensation plan                   57                                    404    5,957    (6,014)      --

 Release of earned
  ESOP shares                        338                     50      497                                835

 Amortization of
  compensation
  related to MRP                                                                               601      601
 Forfeiture or net
  change in the
  number and/or
  carrying amount of
  shares held in
  trust for compen-
  sation plans                                                                        (5)    (471)    (476)
                 ------  -----  --------  --------  ----- -----  -------   ----  -------  -------  --------
BALANCE, December
 31, 1996        10,911  $ 109  $107,765  $ 60,214  $ 588  (783) $(7,834)  (342) $(5,969) $(7,007) $147,866
                 ======  =====  ========  ========  ===== =====  =======   ====  =======  =======  ========

BALANCE, April
  1, 1997        10,911  $ 109  $107,844  $ 62,572  $(401) (775) $(7,751)  (392) $(6,954) $(6,783) $148,636
 Net income                                  9,747                                                    9,747
 Change in valu-
  ation reserve for
  securities avail-
  able for sale,
  net of income taxes                               3,079                                             3,079
 Cash dividends
  on stock ($.21/
  share cumulative)                         (2,095)
(2,095)
 Purchase of
  treasury stock                                                           (361)  (8,959)            (8,959)
 Purchase and
  sale of stock                                                              (3)     (64)               (64)
  for incentive
  stock options
  exercised                          (24)                                     3       64                 40
 Release of
  earned ESOP
  shares                             886                     51      513                              1,399

 Recognition of
  tax benefit due
  to vesting of
  MRP shares                         231
231
 Amortization of
  compensation
  related to MRP                                                                              912       912
 Forfeiture or
  net change in
  number and/or
  carrying amount
  of shares held
  in trust for
  compensation plans                                                         (1)     (18)    (828)     (846)
                 ------  -----  --------  --------  ----- -----  -------   ----  -------  -------  --------
BALANCE, DECEMBER
 31, 1997        10,911  $ 109  $108,937  $ 70,224 $2,678 $(724) $(7,238)  (754)$(15,931) $(6,699) $152,080
                 ======  =====  ========  ======== ====== =====  =======   ====  =======  =======  ========


        FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited) (in thousands)
             For the Nine Months ended December 31, 1997 and 1996

                                                            1997        1996
                                                           -----        ----
OPERATING ACTIVITIES
  Net income                                              $ 9,747     $ 6,302
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Deferred taxes                                            365        (950)
    Depreciation                                              764         529
    Loss (gain) on sale of securities                          (2)         --
    Net amortization of (premiums) discounts on
      investments                                               8        (568)
    Amortization of costs in excess of net assets acquired    674         370
    Amortization of MRP liability                             912         601
    Loss (gain) on sale of loans                             (912)       (518)
    Loss (gain) on disposal of real estate held for sale      (17)         57
    Net changes in deferred loan fees, premiums and
      discounts                                               511         677
    Loss (gain) on disposal of equipment                       (3)         --
    Capitalization of mortgage servicing rights from sale
      of mortgages with servicing retained                   (187)         --
    Amortization of mortgage servicing rights                  62          50
    Provision for losses on loans and real estate held
      for sale                                              1,130       1,151
    FHLB stock dividend                                      (845)       (647)
    Cash provided (used) in operating assets and
      liabilities:
         Loans held for sale                               (2,548)        674
         Accrued interest receivable                         (408)         50
         Other assets                                        (651)        (33)
         Deferred compensation                                225         175
         Accrued expenses and other liabilities               169      (1,245)
               Income taxes payable                        (1,602)     (1,088)
                                                          -------     -------
            Net cash provided by operating activities       7,392       5,587
                                                          -------     -------

INVESTING ACTIVITIES:
  Purchase of securities available for sale              (161,678)   (434,401)
  Principal payments and maturities of securities
    available for sale                                    158,344     477,326
  Sales of securities available for sale                    1,405         766
  Principal payments and maturities of securities held
    to maturity                                               397         794
  Loans originated and closed - net                      (371,906)   (231,901)
  Purchase of loans and participating interest in loans   (48,890)    (44,615)
  Sales of loans and participating interest in loans       49,907      28,686
  Principal repayments on loans                           255,480     149,554
  Purchase of FHLB stock                                   (2,022)     (2,528)
  Purchase of property and equipment                       (1,341)       (398)
  Proceeds from sale of property and equipment                 10           5
  Additional capitalized costs-net of insurance proceeds      (14)         --
  Basis of real estate held for sale acquired in
    settlement of loans and disposed of during the period   1,840         369
  Funds transferred to deferred compensation plan trusts      (71)        (55)
  Acquisition of IEB, net of cash acquired                     --     (17,289)
                                                          -------     -------
        Net cash used by investing activities            (118,539)    (73,687)
                                                          -------     -------


                         (Continued on next page)

        FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited) (in thousands)
             For the Nine Months ended December 31, 1997 and 1996
                         (Continued from prior page)

                                                            1997       1996
                                                           -----       ----

FINANCING ACTIVITIES
  Increase (decrease) in deposits                       $  37,342   $  23,798
  Proceeds from FHLB advances                             556,120     415,652
  Repayment of FHLB advances                             (493,072)   (374,859)
  Proceeds from reverse repurchase borrowings              30,035      42,444
  Repayments of reverse repurchase borrowings                (431)       (133)
  Decrease-net in other borrowings                         (3,062)     (1,783)
        Decrease in borrowers' advances for taxes
           and insurance                                   (1,412)     (1,065)
  Compensation expense recognized for shares released
    for allocation to participants of the ESOP:
       Original basis of shares                               513         497
       Excess of fair value of released shares over basis     886         338
  Cash dividends paid                                      (2,117)     (1,446)
  Net cost to exercise stock options                          (24)         --
  Purchase of treasury stock                               (8,959)    (11,921)
                                                        ---------   ---------
  Net cash provided by financing activities               115,819      91,522
                                                        ---------   ---------
  NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS        4,672      23,422

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD               24,488       9,026
                                                        ---------   ---------
CASH AND DUE FROM BANKS, END OF PERIOD                  $  29,160   $  32,448
                                                        =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                         $  34,489   $  25,975
  Taxes paid                                            $   6,810   $   4,234
  Non-cash transactions:
    Loans, net of discounts, specific loss
      allowances and unearned income transferred
      to real estate owned                              $   2,092   $     546
    Net change in accrued dividends payable             $     (22)  $      15
    Net change in unrealized gain (loss) in deferred
      compensation trust and related liability          $     796   $     440
   Treasury stock forfeited by MRP                      $      18   $       5
   Treasury stock reissued to MRP                       $      --   $   6,014
   Recognize tax benefit of vested MRP shares           $     231   $      --

           FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and March 31, 1997

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

NOTE 2:    Additional Information Regarding Interest-Bearing Deposits and
Securities

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                                 December 31    March 31
                                                    1997         1997

Interest-bearing deposits included
   in cash and due from banks                   $  8,301        $  8,849
                                                --------        --------

Mortgage-backed securities                       191,226         174,375
Other securities-taxable                          67,703          76,401
Other securities-tax exempt                       32,679          33,969
Other stocks with dividends                        3,115           3,758
                                                --------        --------
   Total securities                             $294,723        $288,503
                                                --------        --------
Federal Home Loan Bank Stock                      15,674          12,807
                                                --------        --------
                                                $318,698        $310,159
                                                ========        ========

The following table provides additional detail on income from deposits and Securities for the periods indicated (in thousands):

                                      Quarters ended     Nine Months ended
                                       December 31          December 31
                                      1997      1996     1997        1996
                                      ----      ----     ----        ----
Mortgage-backed securities          $3,180     $3,095   $ 9,495     $ 9,426
                                    ------     ------   -------     -------
Taxable interest and dividends      $1,161     $1,560     3,543       4,019
Tax-exempt interest                    506        530     1,541       1,514
Federal Home Loan Bank
  stock-dividends                      305        236       846         647
                                    ------     ------   -------     -------
                                    $1,972     $2,326     5,930       6,180
                                    ------     ------   -------     -------

                                    $5,152     $5,421   $15,425     $15,606
                                    ======     ======   =======     =======

NOTE 3: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS) and Calculation of Outstanding Shares.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997.

                                                Calculation of
                                     Weighted Average Shares Outstanding
                                     for Earnings Per Share under SFAS 128
                                     -------------------------------------
                                                (in thousands)

                                      Quarters ended     Nine Months ended
                                       December 31          December 31
                                      1997      1996     1997        1996
                                      ----      ----     ----        ----
Total shares originally issued      10,911     10,911   10,911      10,911
  Less treasury stock including
    shares allocated to MRP         (1,008)      (514)    (886)       (400)
  Less unallocated shares held
    by the ESOP                       (747)      (810)    (758)       (820)
                                    ------     ------   ------      ------
Basic weighted average shares
  outstanding                        9,156      9,587    9,267       9,691

  Plus MRP and stock option
    incremental shares considered
    outstanding for diluted
    EPS calculations                   383        166      348         117
                                    ------     ------   ------      ------
Diluted weighted average shares
  outstanding                        9,539      9,753    9,615       9,808
                                    ======     ======   ======      ======

                                     Calculation of
                                 Outstanding Shares at
                                 ---------------------
                                    (in thousands)
                            December 31          March 31
                               1997                1997
                             --------            --------

Total shares issued            10,911             10,911
   Less treasury stock           (755)              (392)
                               ------             ------

Outstanding shares             10,156             10,519
                               ======             ======

For comparison purposes the following tables show the Company's pro forma primary and fully diluted earnings per share if calculated under the accounting standards used prior to the implementation of SFAS No. 128.

                                      Quarters ended     Nine Months ended
                                       December 31          December 31
                                       -----------          -----------
                                      1997      1996     1997        1996
                                      ----      ----     ----        ----

Primary earnings per share          $  .34     $  .32   $ 1.01     $  .65

Fully diluted earnings per share    $  .33     $  .32   $ 1.01     $  .64

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

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income significantly increased for both the most recent quarter and nine months ended December 31, 1997, when compared to the same periods for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances and the acquisition of IEB on August 1, 1996. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. As further explained below, net income for both the most recent quarter and nine months increased $99,000 and $3.4 million respectively, from the comparable periods ended December 31, 1996. After adjusting for the special SAIF assessment of $2.4 million ($1.6 million after tax) that occurred in the second quarter of fiscal year 1997 (quarter ended September 30, 1996), the increase was $1.9 million for the most recent nine months when compared to the same periods in fiscal 1997. These increases reflected the rise in net interest income and an increase in other operating income which were partially offset by increases in operating expenses and the provision for income taxes. Operating results for the nine months ended December 31, 1997 were significantly affected by the acquisition of IEB.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Recent Developments and Significant Events

On November 24, 1997 the Company announced it had signed a definitive agreement to acquire Towne Bancorp, Inc. (Towne), and its wholly-owned subsidiary Towne Bank, Woodinville, Washington. Founded in 1991, Towne Bank is a community business bank with approximately $135 million in total assets, $124 million in deposits, $110 million in loans and $8.7 million in shareholders' equity at December 31, 1997. Towne Bank operates four full service branches in the Seattle metropolitan area, in Woodinville, Redmond, Bellevue and Renton. The agreement provides that shareholders of Towne will receive either 3.85 shares of the Company's common stock, $91.26 in cash or a combination of stock and cash in exchange for each share of Towne common stock. Shareholders of Towne will have the opportunity to indicate on a form of election whether they wish to receive cash or stock for each share of Towne common stock that they own. Elections will be subject to proration in the event that shareholders elect to exchange fewer than 51% or more than 70% of the shares of Towne common stock for the Company's common stock. The Company will also assume all outstanding Towne stock options. The Company and Towne are in the process of obtaining the required regulatory and shareholder approvals. The transaction is expected to close on April 1, 1998.

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure matters, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

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

Year 2000 Compliance

The "Year 2000" (Y2K) issue is the result of older computer programs being written using two digits rather than four to define the applicable year. A computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, amount other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities.

Based on an assessment of computer hardware, software and other equipment operated by the Company and its subsidiary Banks the Company presently believes that all equipment and programs should be Y2K compliant by December 31, 1998. A program for addressing the Y2K issue through awareness, assessment, renovation and testing has been developed and implemented. The costs of implementing and completing the program's phases have not been of a material nature and should continue to be minimal through program completion.

The Company and its subsidiary Banks have initiated formal communications with all significant suppliers to determine the extent to which they are vulnerable to those third parties' failures to remedy their own Y2K impact issues. Third party responses have indicated satisfactory progress in addressing any needs for equipment or software renovation. The Banks' large customers are also being contacted to build Y2K awareness and encourage early solutions regarding potential business disruption due to processing failures. There can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Bank's systems, would not have a material adverse effect on the Banks. However, the Banks will test for the Y2K preparedness of all internal functions and external functions provided by third parties whenever possible.

Comparison of Financial Condition at December 31 and March 31, 1997

Total assets increased $129 million, or 12.8%, from $1.008 billion at March 31, 1997, to $1.137 billion at December 31, 1997. The increase generally reflected growth in net loans receivable and was funded primarily with deposit growth, advances from the FHLB and other borrowings. This growth represented a continuation of management's plans to further leverage the Company's capital and reflects the solid economic conditions in the markets where the Company operates.

Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $115.1 million, or 17.8%, from $645.9 million at March 31,1997, to $761.0 million at December 31, 1997. The increase in gross loans of $116.9 million from $707.8 million at March 31, 1997, to $824.7 million at December 31, 1997, consists of $42.9 million of mortgages secured by commercial and multi-family real estate, $35.2 million of residential mortgages, $14.0 million of construction and land loans and $24.8 million of non-mortgage loans such as commercial, agricultural and consumer loans. A little more than half of the increase in assets was funded by a net increase of $63.1 million, or 27.2%, in FHLB advances from $231.5 million at March 31, 1997, to $294.6 million on December 31, 1997. Asset growth was also funded by increased deposits, other borrowings and net income from operations. Deposits grew $37.3 million, or 6.9%, from $545.0 million at March 31, 1997, to $582.3 million at December 31, 1997. Other borrowings, primarily reverse repurchase agreements with securities dealers, grew $26.5 million, or 42.7%, from $62.2 million at March 31, 1997, to $88.7 million at December 31, 1997. Funds also were used to purchase $9.0 million of treasury stock during this nine month period. Securities available for sale and held to maturity increased $6.2 million or 2.2% from $288.5 million at March 31, 1997 to $294.7 million at December 31, 1997. Federal Home Loan Bank Stock increased $2.9 million as the Company was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale increased $283,000, primarily as a result of foreclosure actions completed on certain non-performing loans.

Comparison of Operating Results for the Quarters and Nine Months Ended December 31, 1997 and 1996

General. Net income for the third quarter of fiscal 1998 was $3.2 million, a slight increase of $99,000 from the comparable quarter in fiscal 1997. Net income for the first nine months of fiscal 1998 was $9.7 million, or $1.01 per share (diluted), compared to net income of $6.3 million, or $.64 per share (diluted), recorded in the comparable period of fiscal 1997. Net income for the nine months ended December 31, 1996 was significantly affected by the $2.4 million ($1.6 million after tax) SAIF assessment. In addition, the first nine months of fiscal 1998 included $2.3 million of net income from a full nine months of operations at IEB, which the Company acquired on August 1, 1996, compared to $987,000 for five months in the comparable fiscal 1997 period.

The Company's improved operating results reflect the significant growth of assets and liabilities. Compared to year ago levels, total assets increased 16.3% to $1.14 billion at December 31, 1997, total loans rose 26.5% to $761.0 million, deposits grew 9.4% to $582.3 million and borrowings increased 36.4% to $383.3 million. The substantial increase in these balances during the year since December 31, 1996, resulted from the continued deployment and leveraging of the $98.6 million in net proceeds raised in the Company's conversion from mutual to stock ownership on October 31, 1995. This growth helped to increase the Company's return on average equity from 7.09% (excluding the SAIF assessment of $1.6 million after tax) for the nine months ended December 31, 1996, to 8.56% for the nine months ended December 31, 1997.

Interest Income. Interest income for the quarter ended December 31, 1997, was $21.8 million compared to $18.3 million for the quarter ended December 31, 1996, an increase of $3.5 million, or 19.1%. The increase in interest income was a result of a $143.5 million, or 15.6%, growth in the average balance of interest-earning assets combined with a 27 basis point increase in the average yield on those assets, which rose from 7.87% in the quarter ended December 1996, to 8.14% in December 1997. Average loans receivable for the third quarter of fiscal 1998 increased by $160.7 million, or 27.3%, when compared to the same quarter in fiscal 1997. Interest income on loans increased by $3.8 million, or 29.9%, compared to the same quarter a year earlier, reflecting the impact of the increase in average loan balances and a 18 basis point increase in the yield on those balances. The combined average balance of mortgage-backed and investment securities and FHLB stock for the third quarter of fiscal 1998 decreased by $17.2 million compared to the third quarter of fiscal 1997, and interest and dividend income from those investments decreased by $269,000 for the December 1997 quarter compared to December 1996. The average balance of investment securities declined by $20.8 million, as portions of this portfolio was liquidated to fund repurchases of the Company's stock. The slightly improved yield on this portfolio largely reflects the fact that generally lower yielding securities were sold. The average balance of mortgage-backed obligations increased by $10.2 million over the same quarter a year earlier, although the yield on those securities declined 19 basis points. The decline in the yield on this portfolio primarily reflects a decline in market rates which resulted in decreased yields on many adjustable rate securities which comprise the largest portion of this portfolio. Holdings of FHLB stock increased commensurate with the growth in FHLB advances while the yield on that stock was essentially unchanged.

Interest income for the nine months ended December 31, 1997 increased $14.51 million, or 29.89%, from the comparable period in fiscal 1997. Interest income from loans for the nine months ended December 31, 1997, increased $14.6 million, or 44.4%, from the comparable period in fiscal 1997. The majority of the increase from loan interest income reflected the impact of a $202.3 million growth in average loans receivable balances combined with a 32 basis point increase in the yield on the loan balances, largely resulting from the inclusion of higher yielding loans held by IEB. Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended December 31, 1997, decreased a modest $181,000 from $15.6 million in fiscal 1997, to $15.4 million in fiscal 1998, reflecting a $5.5 million decrease in average balances offset by a 4 basis point increase in yield. The yield on average earning assets increased from 7.75% for the nine months ended December 31, 1996, to 8.14% for the nine months ended December 31, 1997, primarily resulting from the increased yield on loan balances and an increased percentage of loans to total interest earning assets.

Interest Expense. Interest expense for the quarter ended December 31, 1997, was $12.04 million compared to $9.79 million for the comparable period in 1996, an increase of $2.25 million, or 22.9%. The increase in interest expense was due to the $146.9 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended December 1997 was largely due to a $101.0 million increase in the average balance of FHLB advances and other borrowings combined with a $45.9 million growth in average deposits. Average FHLB advances totaled $280.8 million during the quarter ended December 31, 1997, as compared to $228.1 million during the quarter ended December 31, 1996, resulting in a $913,000 increase in related interest expense. The average rate paid on those advances increased from 5.94% for the quarter ended December 31, 1996, to 6.12% for the comparable period in 1997, adding to the increase in interest expense. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $48.3 million from $39.0 million for the quarter ended December 31, 1996, to $87.3 million for the same period in 1997, and the related interest expense increased $738,000, from $551,000 to $1.3 million for the respective periods. The majority of this growth in other borrowings reflects an increase in repurchase agreements with investment banking firms which totaled $80.4 million at December 31, 1997. Deposit interest expense increased $596,000 for the quarter ended December 31, 1997. Average deposit balances increased from $527.5 million for the quarter ended December 1996, to $573.4 million for the comparable period in 1997 while, at the same time, the average rate paid on deposit balances increased 6 basis points.

A comparison of total interest expense for the nine months ended December 31, 1997, shows an increase of $8.2 million, or 30.9%, from the comparable period ended December 31, 1996. The increased interest expense reflects an increase in average deposits of $103.2 million combined with a $104.6 million increase in FHLB advances and other borrowings. The effect on interest expense of the increase in average interest-bearing liabilities was slightly reduced by a 4 basis point decrease in the interest rate paid on those liabilities. The decline in the rate paid on deposits primarily reflects the acquisition of IEB's $32.1 million of non-interest-bearing deposits as well as generally lower rates paid on interest-bearing accounts of IEB. In addition the average balances of non-interest and low-interest (savings and NOW) deposits have grown at both Banks. The percentage of these non or low-interest deposits to total average deposits increased for the most recent quarter and nine month period when compared to the same period a year earlier.

The following tables provide additional comparative data on the Company's operating performance (in thousands):

                                 Quarters ended        Nine Months ended
                                   December 31            December 31

   Average balances              1997       1996        1997        1996
   ----------------              ----       ----        ----        ----
Investment securities and
  deposits                   $  108,801  $  139,606  $  110,203  $  123,561
Mortgage-backed obligations     190,047     179,871     186,787     182,350
Loans                           750,217     589,472     719,775     517,430
FHLB stock                       15,123      11,720      14,302      10,835
                             ----------  ----------  ----------  ----------
  Total average interest-
    earning asset             1,064,188     920,669   1,031,067     834,176
Non-interest-earning assets      42,522      37,179      42,063      26,545
                             ----------  ----------  ----------  ----------
  Total average assets       $1,106,710  $  957,848  $1,073,130  $  860,721
                             ==========  ==========  ==========  ==========

Deposits                     $  573,405  $  527,485  $  560,928  $  457,680
Advances from FHLB              280,793     228,117     269,592     211,560
Other borrowings                 87,263      38,973      76,228      29,688
                             ----------  ----------  ----------  ----------

  Total average interest-
    bearing liabilities         941,461     794,575     906,748     698,928

Non-interest-bearing
  liabilities                    14,248      16,824      15,232      14,238
                             ----------  ----------  ----------  ----------

  Total average liabilities     955,709     811,399     921,980     713,166

Equity                          151,001     146,449     151,150     147,555
                             ----------  ----------  ----------  ----------

  Total average liabilities
    and equity               $1,106,710  $  957,848  $1,073,130  $  860,721
                             ==========  ==========  ==========  ==========

  Interest Rate Yield/Expense
    (rates are annualized)
  ---------------------------
Interest Rate Yield:

  Investment securities and
    deposits                     6.08%       5.94%       6.12%       5.94%
  Mortgage-backed obligations    6.64%       6.83%       6.75%       6.86%
  Loans                          8.82%       8.64%       8.81%       8.49%
  FHLB stock                     8.00%       7.99%       7.85%       7.93%
                             ---------   ---------   ---------   ---------
Total interest rate yield on
  interest-earning assets        8.14%       7.87%       8.14%       7.75%
                             ---------   ---------   ---------   ---------
Interest Rate Expense:
  Deposits                       4.44%       4.38%       4.46%       4.61%
  Advances from FHLB             6.12%       5.94%       6.07%       5.79%
  Other borrowings               5.86%       5.61%       5.80%       5.62%
                             ---------   ---------   ---------   ---------
    Total interest rate
    expense on interest-
    bearing liabilities          5.07%       4.89%       5.05%       5.01%
                             ---------   ---------   ---------   ---------
    Interest spread              3.07%       2.98%       3.09%       2.74%
                             =========   =========   =========   =========

    Net interest margin on
    interest earning assets      3.65%       3.65%       3.69%       3.55%
                             ---------   ---------   ---------   ---------

  Additional Key Financial Ratios
    (ratios are annualized)
  -------------------------------

Return on average assets         1.15%       1.29%       1.21%       0.97%
Return on average equity         8.42%       8.41%       8.56%       5.67%
Average equity/average assets   13.64%      15.29%      14.08%      17.14%
Average interest-earning
  assets/interest-bearing
  liabilities                  113.04%     115.87%     113.71%     119.35%
Non-interest [other
  operating] expenses/
  average assets                 1.99%       2.03%       1.94%       2.26%
Efficiency ratio [non-interest
  (other operating) expenses/
  revenues]
     Excluding amortization
       of costs in excess of
       net assets acquired
       (goodwill)               48.09%      48.19%      46.68%      58.04%
     Including amortization
       of costs in excess of
       net assets acquired
       (goodwill)               50.12%      50.57%      48.78%      59.54%

Provision for Loan Losses. During the quarter ended December 31, 1997, the provision for loan losses was $375,000, compared to $231,000 for the quarter ended December 31, 1996, an increase of $144,000. A comparison of the provision for loan losses for the nine month period shows a decrease of $21,000 to $1.13 million for the nine months ended December 31, 1997, from $1.15 million for the comparable period in fiscal 1996. The allowance for loan losses net of charge-offs (recoveries) increased by $702,000, to $7.5 million at December 31, 1997, compared to $6.8 million at March 31, 1997. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

                                            December 31       March 31
                                               1997             1997
                                            -----------      -----------
Loans (including loans held for sale):
    Gross principal                           $824,656       $707,816
      Less loans in process                     52,888         52,412
      Less deferred fees and discounts           3,301          2,775
      Less allowance for loan losses             7,450          6,748
                                              --------       --------
        Total net loans at end of period      $761,017       $645,881
                                              ========       ========

Allowance for loan losses as a percentage
  of gross principal of loans outstanding        0.90%          0.95%

                                     Quarters ended    Nine Months ended
                                       December 31       December 31

                                     1997       1996     1997     1996
                                     ----       ----     ----     ----

Change in allowance for loan losses:

  Balance at beginning of the period  $7,187   $6,270   $6,748   $4,051

    Acquisition of IEB                    --       --       --    1,416
    Provision for loan losses            375      231    1,130    1,151
    Recoveries                            39       13       49       45
    Charge-offs                         (151)     (18)    (477)    (167)
                                      ------   ------   ------   ------
  Balance at end of the period        $7,450   $6,496   $7,450   $6,496
                                      ======   ======   ======   ======

Charge-offs as a percentage of
   average net book value of loans
   outstanding for the period.         0.02%    0.00%    0.07%    0.03%

Other Operating Income. Other operating income increased $91,000 from $1.2 million for the quarter ended December 31, 1996, to $1.3 million for the quarter ended December 31, 1997. The increase resulted primarily from a $133,000 increase in other fees and service charges due largely to IEB operations earning higher fees as a commercial bank, combined with an increase in fee income at FSBW reflecting deposit growth and pricing adjustments. There also was a $165,000 increase in net gains on loans sold in the quarter ended December 31, 1997, as compared to the same period in 1996. This increase primarily reflects increases in IEB's residential mortgage banking operations, and increased sales of loans, with servicing retained, by First Savings Bank which increased the volume of loans sold in the secondary market over the comparable period in the prior year. Other operating income was also reduced in the 1997 quarter as compared to the year earlier period as no net gains (losses) on the sale of securities were realized as compared to a $208,000 net gain recorded in the quarters ended December 31, 1996 which resulted from the recovery of a previous quarter's write-off of a security.

Other operating income for the nine months ended December 31, 1997, increased $1.2 million from the comparable period in 1996. The $792,000 increase in fee income was due largely to the addition of nine months of IEB's operations in the current fiscal 1997 period compared to only five months in 1996. The $396,000 increase in gains from the sale of loans and securities for the nine months ended December 31, 1997 also reflects the inclusion of IEB's operations as well as the previously noted net increase in loan sales.

Other Operating Expenses. Other operating expenses increased $667,000 from $4.9 million for the quarter ended December 31, 1996, to $5.6 million for the quarter ended December 31, 1997. The increase in expenses was due in part to a $531,000 increase in salary and employee benefits reflecting a modest growth in personnel combined with an increase in the value of the company's shares released to its employee stock option plan (ESOP). The increase in compensation was somewhat offset by a $146,000 increase in capitalized loan origination costs resulting from increased volume in loan origination. While there was a slight increase in other operating expenses reflecting growth in assets and liabilities, the Company's efficiency ratio, excluding the amortization of goodwill, improved to 48.09% for the third quarter of 1997 from 48.19% for the same period in 1996. Other operating expenses as a percentage of average assets were 1.99% (1.91% excluding the amortization of goodwill) for the quarter ended December 31, 1997, compared to 1.93% (2.03% excluding the amortization of goodwill) for the quarter ended December 31, 1996.

Other operating expenses for the nine months ended December 31, 1997 increased $1.03 million from the comparable period in 1996. The majority of the $2.7 million decrease in deposit insurance for the nine months ended December 31, 1997 was due to the $2.4 million special SAIF assessment in September 1996. The decrease in deposit insurance was more than offset by a $3.7 million increase in other operating expenses from a full nine months of IEB's operations in the December 1997 period compared to five months in the comparable period ended December 1996. The Company's efficiency ratio, excluding the amortization of goodwill and the $2.4 million SAIF assessment, improved to 46.68% for the nine months ended December 31, 1997, from 48.33% for the comparable period in 1996. Other operating expenses as a percentage of average assets was 1.94% (1.85% excluding the amortization of goodwill) for the nine months ended December 31, 1997, compared to 2.26% (2.20% excluding the amortization of goodwill) for the quarter ended December 31, 1996.

Income Taxes. Income tax expense was $1.95 million for the quarter ended December 31, 1997, compared to $1.44 million for the comparable quarter in 1996. The $507,000 increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of costs in excess of net assets acquired in purchasing IEB and part of the expense recorded in the release of ESOP shares are not deductible for tax purposes. The Company's effective tax rates for the quarters ended December 31, 1997 and 1996, were 38% and 32%, respectively. Income tax expense for the nine months ended December 31, 1997, increased $3.1 million from $2.5 million for the nine months ended December 31, 1996, to $5.6 million for the comparable period in 1997. The Company's effective tax rate increased to 36% for the nine months ended December 31, 1997, from 28% for the comparable period in 1996. This increase was due to the same reasons the income tax provision for the quarter increased.

Asset Quality

The following tables are provided to disclose additional details on asset quality (in thousands):
                                                   December 31      March 31
                                                      1997            1997
                                                    --------        --------
Non-performing assets at end of the period:
  Non-performing loans:
    Delinquent loans on non-accrual status          $   449         $  2,082
    Delinquent loans on accrual status                  672               30
                                                    -------         --------
        Total non-performing loans                    1,121            2,112
  REO                                                 1,340            1,057
                                                    -------         --------
        Total non-performing assets at end of
          the period                                $ 2,461         $  3,169
                                                    =======         ========
Non-performing loans as a percentage of total
  net loans at end of the period                      0.15%            0.33%
Ratio of allowance for loan losses to non-
  performing loans at end of the period                665%             320%
Non-performing assets as a percentage of total
  assets at end of the period.                        0.22%            0.31%
Troubled debt restructuring [TDR's]
  at end of the period                             $    366         $    238
                                                   --------         --------
Troubled debt restructuring as a percentage of:
  Total gross principal of loans outstanding
    at end of the period                              0.04%            0.03%
  Total assets at end of the period                   0.03%            0.02%

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

The primary investing activity of the Company is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, IEB and FSBW. During the nine months ended December 31, 1997, the Banks closed or purchased loans in the amount of $420.8 million. In addition, during this nine month period, funds were used to purchase $9.0 million of treasury stock. These activities were funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the nine months ended December 31, 1997, principal repayments on loans totaled $255.4 million and the Banks' proceeds from the sale of mortgage loans totaled $49.9 million. FHLB advances and other borrowings increased $67.2 million and $12.1 million, respectively, for the same period, and net deposit growth was $37.3 million.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 1997, the Banks had undisbursed loans in process totaling $52.9 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW also maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 45% of FSBW's total assets, which as of December 31, 1997, would give FSBW a total credit line of $422.0 million. Advances under this credit facility totaled $294.6 million, or 31.4% of FSBW's assets at December 31, 1997. IEB also maintains credit facilities with various financial institutions, including the FHLB of Seattle, that would allow it to borrow up to $7.9 million.

At December 31, 1997, savings certificates amounted to $359.2 million, or 62%, of the Banks' total deposits, including $224.0 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances, other borrowings and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 1997, the Company's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for the Company along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                       Minimum for capital
                                     Actual             adequacy purposes
                              --------------------     -------------------
                              Amount         Ratio     Amount        Ratio
                              ------         -----     ------        -----
December 31, 1997:
The Company-consolidated
  Total capital to risk-
    weighted assets           $145,572       23.03%    $50,578       8.00%
  Tier 1 capital to risk-
    weighted assets            138,122       21.85      25,289       4.00
  Tier 1 leverage capital to
    average assets             138,122       12.63      43,730       4.00

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

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-k

       Exhibit 3 - Bylaws of First Savings Bank of Washington Bancorp, Inc.,
                   as amended, effective December 18, 1997.

       Exhibit 27 - Financial data schedule

Report (s) on Form 8-K filed during the nine months ended December 31, 1997, are as follows:

    Date Filed                                      Purpose
    ----------                                      -------

    November 24, 1997                     Announcement of entering into an
                                          agreement and plan of merger with
                                          Towne Bank, Inc.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    First Savings Bank of Washington
                                    Bancorp, Inc.

February 12, 1998                   /s/ Gary Sirmon
                                    ---------------------------------
                                    Gary Sirmon
                                    President and Chief Executive Officer

February 12, 1998                   /s/ D. Allan Roth
                                    ---------------------------------
                                    D. Allan Roth
                                    Secretary and Treasurer

                                                                 EXHIBIT 3
                             BYLAWS

                               OF

         FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.


                            ARTICLE I

                           Home Office

     The home office of First Savings Bank of Washington Bancorp, Inc. (herein the "Corporation") shall be at 10 S. First Street, Walla Walla, Washington. The Corporation may also have offices at such other places within or without the State of Washington as the board of directors shall from time to time determine.

                           ARTICLE II

                          Stockholders

     SECTION 1. Place of Meetings. All annual and special meetings of stockholders shall be held at the home office of the Corporation or at such other place within or without the State in which the home office of the Corporation is located as the board of directors may determine and as designated in the notice of such meeting.

     SECTION 2. Annual Meeting. A meeting of the stockholders of the Corporation for the election of directors and for the transaction of any other business of the Corporation shall be held annually at such date and time as the board of directors may determine.

     SECTION 3. Special Meetings. Special meetings of the stockholders for any purpose or purposes may be called at any time by the majority of the board of directors, by a committee of the board of directors in accordance with the provisions of the Corporation's Certificate of Incorporation.

     SECTION 4. Conduct of Meetings. Annual and special meetings shall be conducted in accordance with the rules and procedures established by the board of directors. The board of directors shall designate, when present, either the chairman of the board or president to preside at such meetings.

     SECTION 5. Notice of Meetings. Written notice stating the place, day and hour of the meeting and the purpose or purposes for which the meeting is called shall be mailed by the secretary or the officer performing his duties, not less than ten days nor more than sixty days before the meeting to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books or records of the Corporation as of the record date prescribed in Section 6 of this Article II, with postage thereon prepaid. If a stockholder be present at a meeting, or in writing waive notice thereof before or after the meeting, notice of the meeting to such stockholder shall be unnecessary. When any stockholders' meeting, either annual or special, is adjourned for thirty days, notice of the adjourned meeting shall be given as in the case of an original meeting. It shall not be necessary to give any notice of the time and place of any meeting adjourned for less than thirty days or of the business to be transacted at such adjourned meeting, other than an announcement at the meeting at which such adjournment is taken.

     SECTION 6. Fixing of Record Date. For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders, or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the board of directors shall fix in advance a date as the record date for any such determination of stockholders. Such date in any case shall be not more than sixty days, and in case of a meeting of stockholders, not less than ten days prior to the date on which the particular action, requiring such determination of stockholders, is to be taken. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

     SECTION 7. Voting Lists. The officer or agent, having charge of the stock transfer books for shares of the Corporation shall make, at least ten days before each meeting of shareholders, a complete record of the stockholders entitled to vote at such meeting or any adjournment thereof, with the address of and the number of shares held by each. The record, for a period of ten days before such meeting, shall be kept on file at the principal office of the Corporation, and shall be subject to inspection by any shareholder for any purpose germane to the meeting at any time during usual business hours. Such record shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder for any purpose germane to the meeting during the whole time of the meeting. The original stock transfer books shall be prima facie evidence as to who are the stockholders entitled to examine such record or transfer books or to vote at any meeting of stockholders.

     SECTION 8. Quorum. A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

     SECTION 9. Proxies. At all meetings of stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Proxies solicited on behalf of the management shall be voted as directed by the stockholder or, in the absence of such direction, as determined by a majority of the board of directors. No proxy shall be valid after eleven months from the date of its execution unless otherwise provided in the proxy.

     SECTION 10. Voting. At each election for directors every stockholder entitled to vote at such election shall be entitled to one vote for each share of stock held by him. Unless otherwise provided in the Certificate of Incorporation, by Statute, or by these Bylaws, a majority of those votes cast by stockholders at a lawful meeting shall be sufficient to pass on a transaction or matter.

     SECTION 11. Voting of Shares in the Name of Two or More Persons. When ownership of stock stands in the name of two or more persons, in the absence of written directions to the Corporation to the contrary, at any meeting of the stockholders of the Corporation any one or more of such stockholders may cast, in person or by proxy, all votes to which such ownership is entitled.
In the event an attempt is made to cast conflicting votes, in person or by proxy, by the several persons in whose name shares of stock stand, the vote or votes to which these persons are entitled shall be cast as directed by a majority of those holding such stock and present in person or by proxy at such meeting, but no votes shall be cast for such stock if a majority cannot agree.

     SECTION 12. Voting of Shares by Certain Holders. Shares standing in the name of another corporation may be voted by any officer, agent or proxy as the bylaws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation may determine.
Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority to do so is contained in an appropriate order of the court or other public authority by which such receiver was appointed.

     A stockholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee and thereafter the pledgee shall be entitled to vote the shares so transferred.

     Neither treasury shares of its own stock held by the Corporation, nor shares held by another corporation, if a majority of the shares entitled to vote for the election of directors of such other corporation are held by the Corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time for purposes of any meeting.

     SECTION 13. Inspectors of Election. In advance of any meeting of stockholders, the board of directors may appoint any persons, other than nominees for office, as inspectors of election to act at such meeting or any adjournment thereof. The number of inspectors shall be either one or three. If the board of directors so appoints either one or three inspectors, that appointment shall not be altered at the meeting. If inspectors of election are not so appointed, the chairman of the board or the president may make such appointment at the meeting. In case any person appointed as inspector fails to appear or fails or refuses to act, the vacancy may be filled by appointment by the board of directors in advance of the meeting or at the meeting by the chairman of the board or the president.

     Unless otherwise prescribed by applicable law, the duties of such inspectors shall include: determining the number of shares of stock and the voting power of each share, the shares of stock represented at the meeting, the existence of a quorum, the authenticity, validity and effect of proxies; receiving votes, ballots or consents; hearing and determining all challenges and questions in any way arising in connection with the right to vote; counting and tabulating all votes or consents; determining the result; and such acts as may be proper to conduct the election or vote with fairness to all stockholders.

     SECTION 14. Nominating Committee. The board of directors shall act as a nominating committee for selecting the management nominees for election as directors. Except in the case of a nominee substituted as a result of the death or other incapacity of a management nominee, the nominating committee shall deliver written nominations to the secretary at least twenty days prior to the date of the annual meeting. Provided such committee makes such nominations, no nominations for directors except those made by the nominating committee shall be voted upon at the annual meeting unless other nominations by stockholders are made in writing and delivered to the secretary of the Corporation in accordance with the provisions of the Corporation's Certificate of Incorporation.

     SECTION 15. New Business. Any new business to be taken up at the annual meeting shall be stated in writing and filed with the secretary of the Corporation in accordance with the provisions of the Corporation's Certificate of Incorporation. This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees, but in connection with such reports no new business shall be acted upon at such annual meeting unless stated and filed as provided in the Corporation's Certificate of Incorporation.

                           ARTICLE III

                       Board of Directors

     SECTION 1. General Powers. The business and affairs of the Corporation shall be under the direction of its board of directors. The board of directors shall annually elect a president from among its members and may also elect a chairman of the board from among its members. The board of directors shall designate, when present, either the chairman of the board or the president to preside at its meetings.

     SECTION 2. Number, Term and Election. The board of directors shall initially consist of eight (8) members and shall be divided into three classes as nearly equal in number as possible. The members of each class shall be elected for a term of three years and until their successors are elected or qualified. One class shall be elected by ballot annually. The board of directors shall be classified in accordance with the provisions of the Corporation's Certificate of Incorporation.

     SECTION 3. Qualification. Each director shall at all times be the beneficial owner of not less than 100 shares of capital stock of the Corporation. No person 75 years of age or more shall be eligible for election, reelection, appointment, or reappointment to the Board of Directors. No director shall serve as such beyond his or her 75th birthday, except that directors serving as such as of the date of the adoption of this bylaw may serve the remainder of their terms.

     SECTION 4. Regular Meetings. A regular meeting of the board of directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the annual meeting of stockholders. The board of directors may provide, by resolution, the time and place for the holding of additional regular meetings without other notice than such resolution.

     SECTION 5. Special Meetings. Special meetings of the board of directors may be called by or at the request of the chairman of the board or the president, or by one-third of the directors. The persons authorized to call special meetings of the board of directors may fix any place in the State of Washington as the place for holding any special meeting of the board of directors called by such persons.

     Members of the board of directors may participate in special meetings by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other. Such participation shall constitute presence in person but directors will not receive any compensation for participation in meetings by conference telephone.

     SECTION 6. Notice. Written notice of any special meeting shall be given to each director at least two days previous thereto delivered personally or by telegram or at least five days previous thereto delivered by mail at the address at which the director is most likely to be reached. Such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid if mailed or when delivered to the telegraph company if sent by telegram. Any director may waive notice of any meeting by a writing filed with the secretary. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

     SECTION 7.   Quorum.  A majority of the number of directors fixed by
Section 2 of this Article III shall constitute a quorum for the transaction of business at any meeting of the board of directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time. Notice of any adjourned meeting shall be given in the same manner as prescribed by Section 6 of this Article III.

     SECTION 8. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors, unless a greater number is prescribed by these Bylaws, the Certificate of Incorporation, or the laws of Delaware.

     SECTION 9. Action Without a Meeting. Any action required or permitted to be taken by the board of directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors.

     SECTION 10. Resignation. Any director may resign at any time by sending a written notice of such resignation to the home office or the administrative office of the Corporation addressed to the chairman of the board or the president. Unless otherwise specified herein such resignation shall take effect upon receipt thereof by the chairman of the board or the president.

     SECTION 11. Vacancies. Any vacancy occurring in the board of directors shall be filled in accordance with the provisions of the Corporation's Certificate of Incorporation. Any directorship to be filled by reason of an increase in the number of directors may be filled by the affirmative vote of two-thirds of the directors then in office. The term of such director shall be in accordance with the provisions of the Corporation's Certificate of Incorporation.

     SECTION 12. Removal of Directors. Any director or the entire board of directors may be removed only in accordance with the provisions of the Corporation's Certificate of Incorporation.

     SECTION 13. Compensation. Directors, as such, may receive a stated fee for their services. By resolution of the board of directors, a reasonable fixed sum, and reasonable expenses of attendance, if any, may be allowed for actual attendance at each regular or special meeting of the board of directors. Members of either standing or special committees may be allowed such compensation for actual attendance at committee meetings as the board of directors may determine. Nothing herein shall be construed to preclude any director from serving the Corporation in any other capacity and receiving remuneration therefor.

     SECTION 14. Presumption of Assent. A director of the Corporation who is present at a meeting of the board of directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent or abstention shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who votes in favor of such action.

     SECTION 15. Advisory Directors. The board of directors may by resolution appoint advisory directors to the board, and shall have such authority and receive such compensation and reimbursement as the board of directors shall provide. Advisory director or directors emeriti shall not have the authority to participate by vote in the transaction of business.

                           ARTICLE IV

              Committees of the Board of Directors

     SECTION 1. Appointment. The Board of Directors, by resolution adopted by a majority of the full board, may designate the chief executive officer and two or more of the other directors to constitute an executive committee. The designation of any committee pursuant to this Article IV and the delegation of authority shall not operate to relieve the Board of Directors, or any director, of any responsibility imposed by law or regulation.

     SECTION 2. Authority. The executive committee, when the Board of Directors is not in session, shall have and may exercise all of the authority of the Board of Directors except to the extent, if any, that such authority shall be limited by the resolution appointing the executive committee; and except also that the executive committee shall not have the authority of the Board of Directors with reference to: the declaration of dividends; the amendment of the charter or bylaws of the Corporation, or recommending to the shareholders a plan of merger, consolidation, or conversion; the sale, lease, or other disposition of all or substantially all of the property and assets of the Corporation otherwise than in the usual and regular course of its business; a voluntary dissolution of the Corporation; a revocation of any of the foregoing; or the approval of a transaction in which any member of the executive committee, directly or indirectly, has any material beneficial interest.

     SECTION 3.   Tenure.  Subject to the provisions of Section 8 of this
Article IV, each member of the executive committee shall hold office until the next regular annual meeting of the Board of Directors following his or her designation and until a successor is designated as a member of the executive committee.

     SECTION 4. Meetings. Regular meetings of the executive committee may be held without notice at such times and places as the executive committee may fix from time to time by resolution. Special meetings of the executive committee may be called by any member thereof upon not less than one day's notice stating the place, date, and hour of the meeting, which notice may be written or oral. Any member of the executive committee may waive notice of any meeting and no notice of any meeting need be given to any member thereof who attends in person. The notice of a meeting of the executive committee need not state the business proposed to be transacted at the meeting.

     SECTION 5. Quorum. A majority of the members of the executive committee shall constitute a quorum for the transaction of business at any meeting thereof, and action of the executive committee must be authorized by the affirmative vote of a majority of the members present at a meeting at which a quorum is present.

     SECTION 6. Action Without a Meeting. Any action required or permitted to be taken by the executive committee at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the members of the executive committee.

     SECTION 7. Vacancies. Any vacancy in the executive committee may be filled by a resolution adopted by a majority of the full Board of Directors.

     SECTION 8. Resignations and Removal. Any member of the executive committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board of Directors. Any member of the executive committee may resign from the executive committee at any time by giving written notice to the president or secretary of the Corporation. Unless otherwise specified, such resignation shall take effect upon its receipt; the acceptance of such resignation shall not be necessary to make it effective.

     SECTION 9. Procedure. The executive committee shall elect a presiding officer from its members and may fix its own rules of procedure which shall not be inconsistent with these bylaws. It shall keep regular minutes of its proceedings and report the same to the Board of Directors for its information at the meeting held next after the proceedings shall have occurred.

     SECTION 10. Other Committees. The Board of Directors may by resolution passed by a majority of the whole board establish an audit, loan, or other committee composed of directors as they may determine to be necessary or appropriate for the conduct of the business of the Corporation and may prescribe the duties, constitution, and procedures thereof. Each committee shall consist of one or more directors of the Corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee.
The board of directors shall have power, by the affirmative vote of a majority of the authorized number of directors, at any time to change the members of, to fill vacancies in, and to discharge any committee of the board. Any member of any such committee may resign at any time by giving notice to the Corporation provided, however, that notice to the board, the chairman of the board, the chief executive officer, the chairman of such committee, or the secretary shall be deemed to constitute notice to the Corporation. Such resignation shall take effect upon receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, acceptance of such resignation shall not be necessary to make it effective. Any member of any such committee may be removed at any time, either with or without cause, by the affirmative vote of a majority of the authorized number of directors at any meeting of the board called for that purpose.

                            ARTICLE V

                            Officers

     SECTION 1. Positions. The officers of the Corporation shall be a president, one or more vice presidents, a secretary and a treasurer, each of whom shall be elected by the board of directors. The board of directors may also designate the chairman of the board as an officer. The president shall be the chief executive officer unless the board of directors designates the chairman of the board as chief executive officer. The president shall be a director of the Corporation. The offices of the secretary and treasurer may be held by the same person and a vice president may also be either the secretary or the treasurer. The board of directors may designate one or more vice presidents as executive vice president or senior vice president. The board of directors may also elect or authorize the appointment of such other officers as the business of the Corporation may require. The officers shall have such authority and perform such duties as the board of directors may from time to time authorize or determine. In the absence of action by the board of directors, the officers shall have such powers and duties as generally pertain to their respective offices.

     SECTION 2. Election and Term of Office. The officers of the Corporation shall be elected annually by the board of directors at the first meeting of the board of directors held after each annual meeting of the shareholders. If the election of officers is not held at such meeting, such election shall be held as soon thereafter as possible. Each officer shall hold office until his successor shall have been duly elected and qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. Election or appointment of an officer, employee or agent shall not of itself create contract rights. The board of directors may authorize the Corporation to enter into an employment contract with any officer in accordance with state law; but no such contract shall impair the right of the board of directors to remove any officer at any time in accordance with Section 3 of this Article V.

     SECTION 3. Removal. Any officer may be removed by vote of two-thirds of the board of directors whenever, in its judgment, the best interests of the Corporation will be served thereby, but such removal, other than for cause, shall be without prejudice to the contract rights, if any, of the person so removed.

     SECTION 4. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the board of directors for the unexpired portion of the term.

     SECTION 5. Remuneration. The remuneration of the officers shall be fixed from time to time by the board of directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

                           ARTICLE VI

              Contracts, Loans, Checks and Deposits

     SECTION 1. Contracts. To the extent permitted by applicable law, and except as otherwise prescribed by the Corporation's Certificate of Incorporation or these Bylaws with respect to certificates for shares, the board of directors may authorize any officer, employee, or agent of the Corporation to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation. Such authority may be general or confined to specific instances.

     SECTION 2. Loans. No loans shall be contracted on behalf of the Corporation and no evidence of indebtedness shall be issued in its name unless authorized by the board of directors. Such authority may be general or confined to specific instances.

     SECTION 3. Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by one or more officers, employees or agents of the Corporation in such manner as shall from time to time be determined by resolution of the board of directors.

     SECTION 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in any of its duly authorized depositories as the board of directors may select.

                           ARTICLE VII

           Certificates for Shares and Their Transfer

     SECTION 1. Certificates for Shares. The shares of the Corporation shall be represented by certificates signed by the chairman of the board of directors or by the president or a vice president and by the treasurer or by the secretary of the Corporation, and may be sealed with the seal of the Corporation or a facsimile thereof. Any or all of the signatures upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent, or registered by a registrar, other than the Corporation itself or an employee of the Corporation. If any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before the certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of its issue.

     SECTION 2. Form of Share Certificates. All certificates representing shares issued by the Corporation shall set forth upon the face or back that the Corporation will furnish to any shareholder upon request and without charge a full statement of the designations, preferences, limitations, and relative rights of the shares of each class authorized to be issued, the variations in the relative rights and preferences between the shares of each such series so far as the same have been fixed and determined, and the authority of the board of directors to fix and determine the relative rights and preferences of subsequent series.

     Each certificate representing shares shall state upon the face thereof: that the Corporation is organized under the laws of the State of Delaware; the name of the person to whom issued; the number and class of shares; the date of issue; the designation of the series, if any, which such certificate represents; the par value of each share represented by such certificate, or a statement that the shares are without par value. Other matters in regard to the form of the certificates shall be determined by the board of directors.

     SECTION 3. Payment for Shares. No certificate shall be issued for any shares until such share is fully paid.

     SECTION 4. Form of Payment for Shares. The consideration for the issuance of shares shall be paid in accordance with the provisions of the Corporation's Certificate of Incorporation.

     SECTION 5. Transfer of Shares. Transfer of shares of capital stock of the Corporation shall be made only on its stock transfer books. Authority for such transfer shall be given only by the holder of record thereof or by his legal representative, who shall furnish proper evidence of such authority, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Corporation. Such transfer shall be made only on surrender for cancellation of the certificate for such shares. The person in whose name shares of capital stock stand on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes.

     SECTION 6. Stock Ledger. The stock ledger of the Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 7 of Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

     SECTION 7. Lost Certificates. The board of directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen, or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen, or destroyed. When authorizing such issue of a new certificate, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen, or destroyed certificate, or his legal representative, to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen, or destroyed.

     SECTION 8. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not the Corporation shall have express or other notice thereof, except as otherwise provided by law.

                          ARTICLE VIII

                    Fiscal Year; Annual Audit

     The fiscal year of the Corporation shall end on the 31st day of March of each year. The Corporation shall be subject to an annual audit as of the end of its fiscal year by independent public accountants appointed by and responsible to the board of directors.

                           ARTICLE IX

                            Dividends

     Subject to the provisions of the Certificate of Incorporation and applicable law, the board of directors may, at any regular or special meeting, declare dividends on the Corporation's outstanding capital stock. Dividends may be paid in cash, in property or in the Corporation's own stock.

                            ARTICLE X

                         Corporate Seal

     The corporate seal of the Corporation shall be in such form as the board of directors shall prescribe.

                           ARTICLE XI

                           Amendments

     In accordance with the Corporation's Certificate of Incorporation, these Bylaws may be repealed, altered, amended or rescinded by the stockholders of the Corporation only by vote of not less than 80% of the outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors (considered for this purpose as one class) cast at a meeting of the stockholders called for that purpose (provided that notice of such proposed repeal, alteration, amendment or rescission is included in the notice of such meeting). In addition, the board of directors may repeal, alter, amend or rescind these Bylaws by vote of two-thirds of the board of directors at a legal meeting held in accordance with the provisions of these Bylaws.


Effective:  December 18, 1997