Form 10-K405
period 1998-03-31
FIRST SAVINGS BANK OF WASHINGTON BANCORP INC
filed 1998-06-29
CIK 946673

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the fiscal year ended......................... March 31, 1998
                                                              --------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ----------   ------------

              Commission File Number   0-26584
                                     -----------

              FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

               Delaware                                 91-1691604
     -------------------------------                ------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

          10 S. First Avenue        Walla Walla, Washington  99362
          --------------------------------------------------------
           (Address of principal executive offices and zip code)

                           (509)  527-3636
                           ---------------
        (Registrant's telephone number, including area code)

                                N/A
                 -----------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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
Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to
this form 10-K.   x
                -----
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1998:

                    Common Stock - $282,954,432

The number of shares outstanding of the issuer's classes of common stock as of May 31, 1998:

          Common Stock, $.01 par value - 10,635,437 shares

                 DOCUMENT INCORPORATED BY REFERENCE
Portions of Proxy Statement for Annual Meeting of Shareholders to be held July 24, 1998 are incorporated by reference into Part III.

    FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC., AND SUBSIDIARIES

                          Table of Contents
PART I                                                                 Page #

  Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . .   3
           General . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
           Acquisition and Mergers . . . . . . . . . . . . . . . . . . .   4
           Adoption of Dividend Reinvestment and Stock Purchase Plan . .   4
           Lending Activities. . . . . . . . . . . . . . . . . . . . . .   4
           Asset Quality . . . . . . . . . . . . . . . . . . . . . . . .  12
           Allowance for Loan Losses . . . . . . . . . . . . . . . . . .  14
           Investment Activities . . . . . . . . . . . . . . . . . . . .  18
           Deposit Activities and Other Sources of Funds . . . . . . . .  22
           Personnel . . . . . . . . . . . . . . . . . . . . . . . . . .  25
           Taxation. . . . . . . . . . . . . . . . . . . . . . . . . . .  25
           Environmental Regulation. . . . . . . . . . . . . . . . . . .  26
           Competition . . . . . . . . . . . . . . . . . . . . . . . . .  26
           Regulation. . . . . . . . . . . . . . . . . . . . . . . . . .  27
           Management Personnel. . . . . . . . . . . . . . . . . . . . .  32
  Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . .  33
  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  33
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . .  33

PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters. . . . . . . . . . . . . . . . . . . . . . . . . . .  34
  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . .  35
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operation . . . . . . . . . . . . .  37
              Comparison of Results of Operations
                 March 31, 1998 vs. 1997 . . . . . . . . . . . . . . . .  39
                 March 31, 1997 vs. 1996 . . . . . . . . . . . . . . . .  41
              Market Risk and Asset/ Liability Management. . . . . . . .  46
              Liquidity and Capital Resources. . . . . . . . . . . . . .  49
              Capital Requirements . . . . . . . . . . . . . . . . . . .  50
              Effect of Inflation and Changing Prices. . . . . . . . . .  50
  Item 8.  Financial Statements and Supplementary Data . . . . . . . . .  50
  Item 9.  Changes in and Disagreements with Accountant
            on Accounting and Financial Disclosure . . . . . . . . . . .  50

PART III

  Item 10. Directors and Executive Officers of the Registrant. . . . . .  51
  Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . .  51
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . .  51
  Item 13. Certain Relationships and Related Transactions. . . . . . . .  51

PART IV

  Item 14. Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  52
           SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .  53

PART 1
Item 1 - Business                General

First Savings Bank of Washington Bancorp, Inc. (the Company), a Delaware corporation, is primarily engaged in the business of planning, directing, and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank (IEB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its sixteen branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon. The Company's main office is located at 10 S. First Avenue, Walla Walla, WA 99362 and its telephone number is (509) 527-3636.

The operating results of the Company depend substantially on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

First Savings Bank of Washington is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including emphasis on loans for construction of residential dwellings. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate and consumer loans. FSBW's primary business has been that of a traditional thrift institution, originating loans for portfolio in its primary market area. FSBW has also been an active participant in the secondary market, originating residential loans for sale and on occasion acquiring loans for portfolio. More recently, FSBW has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers. In addition to loans, FSBW has maintained a significant portion of its assets in marketable securities. The securities portfolio has been weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also has included a significant amount of tax exempt municipal securities, primarily issued by entities located in the State of Washington. In addition to interest income on loans and investment securities, FSBW receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. FSBW has sought to increase its other income by retaining loan servicing rights on some of the loans that it has sold. FSBW also has a wholly-owned subsidiary, Northwest Financial Corporation, which serves as the trustee under FSBW's mortgage loan documents, is engaged in real estate sales, and receives commissions from the sale of annuities.

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

The Company and the Banks are subject to regulation by the Federal Reserve Board (FRB) and the FDIC, the State of Washington Department of Financial Institutions, Division of Banks (Division), and the State of Oregon Department of Consumer and Business Services.

                      Acquisitions and Mergers

Towne  Bank

On April 1, 1998 the Company completed the acquisition of Towne Bancorp, Inc.
(TB). The Company paid approximately $28.1 million in cash and common stock for all of the outstanding common shares and stock options of TB. The Company issued 775,884 shares of stock and paid out $7.65 million in cash to TB shareholders in connection with the completion of the acquisition. TB is the holding company for Towne Bank, headquartered in Woodinville, Washington, a Seattle suburb. The acquisition will be accounted for as a purchase and will result in the recording of approximately $19.2 million of costs in excess of the fair value of Towne Bank net assets acquired (goodwill). Goodwill assets will be amortized over a 14 year period and will result in a charge to earnings to approximately $1,375,000 per year. Founded in 1991, Towne Bank is a community business bank with approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. Towne Bank operates four full service branches in the Seattle, Washington metropolitan area in Woodinville, Redmond, Bellevue and Renton and plans to open its Bothell branch in June 1998.

Whatcom State Bancorp, Inc.

On June 15, 1998 the Company announced the signing of a definitive agreement to acquire Whatcom State Bancorp, Inc., in an all stock offer valued at approximately $12.5 million, including the assumption of outstanding Whatcom State Bancorp stock options. Whatcom State Bancorp, Inc., the holding company for Whatcom State Bank in Bellingham, Washington, is not a publicly traded institution. This valuation represents 2.10 times book value and 19.6 times earnings for the twelve months ended March 31, 1998 for Whatcom State Bancorp, Inc. According to the terms of the definitive agreement, the Company will exchange 0.697 shares of its common stock for each Whatcom State Bancorp share. The acquisition, which has been approved by the Boards of Directors of each company, is subject to, among other contingencies, approval by regulators and Whatcom State Bancorp shareholders. The transaction is expected to close by the end of the third quarter of fiscal 1999.

Founded in 1980, Whatcom State Bank is a commercial community bank with approximately $89.4 million in assets, $76.5 million in deposits, $67.6 million in loans and $5.9 million in shareholders' equity at March 31, 1998. Whatcom State Bank operates five full service branches serving the communities of Bellingham, Ferndale, Lynden, Blaine and Point Roberts. It also operates the Mt. Baker Home Loan Center in Oak Harbor. Whatcom State Bank has focused its lending operations on small business and consumer loans within Whatcom County, although it has recently expanded its real estate lending activities to include areas of Island County serviced by the Mt. Baker Home Loan Center.

     Adoption of Dividend Reinvestment and Stock Purchase Plan

In October 1997, the Company adopted a dividend reinvestment and stock purchase plan. Under the terms of the plan all registered stockholders with 100 or more shares of stock may automatically reinvest all or a portion of their cash dividends in additional shares of the Company's common stock. In addition, qualifying participants may also make optional monthly cash payments of $50 to $1,500 to purchase additional shares of Company stock.

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

FSBW's primary lending focus is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. FSBW also originates, to a lesser degree, consumer, commercial real estate, multi-family real estate and land loans. More recently, FSBW has begun marketing non-mortgage commercial and agribusiness loans to small businesses and farmers. Management expects this type of lending to increase at FSBW. At March 31, 1998, FSBW's net loan portfolio totaled $601.8 million. Over 73% of the FSBW's first mortgage loans are secured by properties located in the State of Washington.

The aggregate amount of loans that FSBW is permitted to make under applicable federal regulations to any one borrower, including related entities, is the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 1998, the maximum amount which FSBW could have lent to any one borrower and the borrower's related entities was $13.5 million. At March 31, 1998, FSBW had no loans to one borrower with an aggregate outstanding balance in excess of this amount. FSBW had 38 borrowers with total loans outstanding in excess of $2.0 million at March 31, 1998. At that date, the largest amount outstanding to any one borrower and the borrower's related entities totaled $9.6 million, which consisted of 35 single family, land development and lot loans in the Tacoma, Bellevue and Tri-Cities, Washington; and Portland, Oregon areas. At March 31, 1998, these loans were performing in accordance with their terms.

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

At March 31, 1998, IEB's net loan portfolio totaled $122.6 million. The aggregate amount of loans that IEB is permitted to make under applicable state and federal regulations to any one borrower, including related entities, is 15% of the aggregate paid-up and unimpaired capital and surplus. At March 31, 1998, the maximum amount IEB could have lent to any one borrower and the borrower's related entities was $4.1 million. At that date, the largest amount outstanding to any one borrower of IEB totaled $3.0 million.

One- to Four-Family Residential Real Estate Lending: The Banks originate loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences in the communities where they have established full service branches. In addition, the Banks operate loan production offices in Bellevue, Puyallup, and Spokane, Washington and LaGrande and Condon, Oregon. FSBW also has a significant relationship with a mortgage loan broker in the greater Portland, Oregon market. At March 31, 1998, $423.8 million, or 51.5% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences.

Historically, FSBW has originated both fixed-rate loans and adjustable-rate residential loans for its portfolio. Since the early 1980s, FSBW has restructured its loan portfolio to reflect a larger percentage of adjustable-rate loans. Fifteen and 30-year fixed-rate residential loans generally have been sold into the secondary market; however, a portion of the fixed-rate loans originated by FSBW have been retained in the loan portfolio to meet asset/liability management objectives. The number of fixed-rate loans retained by FSBW increased substantially during 1996 and remained high in fiscal years 1998 and 1997 in response to the capital deployment and growth objectives of the Company. For the past six months FSBW has been selling a larger portion of its newly originated fixed rate loans as a part of its interest rate risk management strategy.

Historically, Inland Empire Bank has sold most of its residential loans into the secondary market and has continued to so do subsequent to its acquisition by the Company. Generally IEB has sold loans on a servicing-released basis such that no revenue is realized by IEB after the sale.

In the loan approval process, the Banks assess the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower. As part of the loan application process, qualified independent appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by a loan underwriter and, if necessary, by the Banks' chief appraiser.

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

The Banks sell whole loans on either a servicing-retained or servicing-released basis. All loans are sold without recourse. Occasionally, the Banks will sell a participation interest in a loan or pool of loans to an investor. In these instances, the Banks retain a small percentage of the loan(s) and pass through a net yield to the investor on the percentage sold. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Recently, FSBW has retained a portion of its conventional fixed-rate and adjustable-rate mortgage originations and sold all of its government insured loans into the secondary market. IEB has continued to sell most of its residential loan originations.

The Banks offer adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. The Banks offer several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 1.0% to 2.0% and an overall limitation of 5.0% to 6.0%. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. Generally these ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. ARM loans held in the Banks' portfolios do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years borrower demand for ARM loans has been limited and the Banks have chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates. As a result ARM loans have represented only a small portion of loans originated during this period.

The retention of ARM loans in the Banks' loan portfolios can help reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Banks generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index plus the margin used for pricing initially, these loans are subject to increased risks of default or delinquency. The Banks attempt to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although ARM loans allow the Banks to increase the sensitivity of their asset bases to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits (caps). Because of these considerations, the Company has no assurance that yields on ARM loans will be sufficient to offset increases in its cost of funds.

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

Construction and Land Lending: Since 1988, FSBW has invested a significant proportion of its loan portfolio in residential construction loans to professional home builders. This activity has been prompted by favorable economic conditions in the Northwest, lower long-term interest rates and an increased demand for housing units as a result of the migration of people from other parts of the country to the Northwest. To a lesser extent, FSBW also originates land loans. IEB also originates construction and land loans although to a much smaller degree than FSBW. At March 31, 1998, construction and land loans totaled $108.5 million, or 15.3% of total loans of the Company.

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

Loans for the construction of one- to four-family residences are generally made for a term of 12 months. The Banks' loan policies include maximum loan-to-value ratios of up to 80% for speculative loans. Each individual speculative loan request is supported by an independent appraisal of the property and the loan file includes a set of plans, a cost breakdown and a completed specifications form. All speculative construction loans must be approved by senior loan officers. At March 31, 1998, the Company's speculative construction portfolio included loans to 138 individual builders
in 71 separate communities.   At March 31, 1998, the Company had 18 home
builders, who individually in the aggregate, had construction loans outstanding with balances exceeding $1.0 million.

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

Multifamily and Commercial Real Estate Lending: The Banks also originate loans secured by multifamily and commercial real estate. At March 31, 1998, the Company's loan portfolio included $74.1 million in multifamily and $112.0 million in commercial real estate loans (including construction lending). Multifamily and commercial real estate lending affords the Banks an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Multifamily and commercial real estate loans originated by the Banks are predominately fixed rate loans with intermediate terms of 10 years. Rates on these ARM loans generally adjust annually after an initial period ranging from one to ten years. Rate adjustments for the more seasoned loans in the portfolio predominantly reflect changes in the Federal Home Loan Bank (FHLB) National Monthly Median Cost of Funds index. More recently originated multifamily and commercial loans are linked to various constant maturity U.S. Treasury indices or certain prime rates. The Banks' commercial real estate portfolios consist of loans on a variety of property types including motels, nursing homes, office buildings, and mini-warehouses. Multifamily loans generally are secured by small to medium sized projects.

Many of the Banks' multifamily and commercial real estate loans are considered by management to be older or seasoned loans although $50.4 million of these loans were originated in 1998. At March 31, 1998, the Banks' loan portfolio included 125 multifamily loans, the average loan balance of which was $478,000. At March 31, 1998, the Banks had 33 multifamily and commercial real estate loans with balances over $1.0 million, the largest of which was $5.3 million. All of the properties securing the multifamily and commercial real estate loans are located in the Northwest with the exception of three seasoned participation loans on properties located in the greater Stockton, California area.

Agriculture/commercial Lending. Inland Empire Bank has been very active in small business and agricultural lending, with over 40% of presently outstanding loans being made to finance businesses and farmers. IEB's management has devoted a great deal of effort to developing customer relationships and the ability to serve this type of borrower. It is management's belief that many very large banks have in the past neglected small business lending, thus contributing to IEB's success. IEB will continue to emphasize this segment of lending in its market areas. Management intends to leverage its past success and local decision making ability to continue to expand this market niche.

First Savings Bank has recently begun making non-mortgage agricultural and commercial loans. FSBW has staffed its Walla Walla, Tri-Cities, Clarkston and Yakima offices with experienced commercial bankers and anticipates a steady growth in the origination of small business and agricultural loans.
It is expected the growth will come primarily from FSBW's existing customer base and referrals from officers and Directors. In addition to providing higher yielding assets, it is anticipated that this type of lending will increase the deposit base of these branches. Expanding non mortgage agricultural/commercial lending is currently an area of significant effort at FSBW.

Similar to consumer loans, agricultural and commercial loans may entail greater risk than do residential mortgage loans. Agricultural and commercial loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, crops, live stock, inventory and receivables which may not provide an adequate source of repayment on defaulted loans. In addition, agricultural and commercial loans are dependent on the borrower's continuing financial stability and management ability as well as market conditions for various products, services and commodities. For these reasons, agricultural and commercial loans generally provide higher yields than residential loans but also require more administrative and management attention. Interest rates on agricultural and commercial loans may be either fixed or adjustable. Loan terms including the fixed or adjustable interest rate, the loan maturity and the collateral considerations vary significantly and are negotiated on an individual loan basis. At March 31, 1998, the Banks had 3 agribusiness/commercial loans with balances greater than $1.0 million totaling $5.1 million, the largest of which was $1.8 million.

Consumer and Other Lending: The Banks originate a variety of consumer loans, including secured second mortgage loans, automobile loans, credit card loans and loans secured by deposit accounts. Consumer and other lending has traditionally been a small part of FSBW's business. However, recent efforts at FSBW have led to a substantial increase in credit card loans to its existing customer base. Inland Empire Bank, on the other hand, has been an active originator of consumer loans. At March 31, 1998, the Company had $30.8 million, or 3.8% of its loans receivable, in outstanding consumer and other loans.

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

Loan Solicitation and Processing: The Banks originate real estate loans by direct solicitation of real estate brokers, builders, depositors, and walk-in customers. Loan applications are taken by the Banks' loan officers and are processed in each branch location. Most underwriting and all audit functions are performed by loan administration personnel at each Bank's main office. Applications for fixed-rate and adjustable-rate mortgages on one- to four-family properties are generally underwritten and closed based on Freddie Mac/Fannie Mae standards, and other loan applications are underwritten and closed based on the Banks' own written guidelines.

Consumer loans are originated through various marketing efforts directed primarily toward existing deposit and loan customers of the Banks. Consumer loan applications may be processed at branch locations or by administrative personnel at the Banks', main offices.

Commercial and agricultural loans are solicited by loan officers of each Bank by means of call programs focused on local businesses and farmers. Credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of each Bank or the Company.

Loan Originations, Sales and Purchases

While the Banks originate a variety of loans, their ability to originate loans and their ability to originate each type of loan is dependent upon the relative customer demand and competition for loans in each market. For the years ended March 31, 1998, 1997 and 1996, the Banks originated $513.5 million, $330.3 million and $219.5 million of loans, respectively. The Company's net loan portfolio grew $111.0 million or 17.2% in fiscal 1998 compared to $230.6 million of growth in fiscal 1997 ($90.5 million excluding acquisition of IEB) and $115.9 million of growth in fiscal 1996.

In recent years prior to 1996 the Company generally sold most of its 30-year fixed-rate one- to four-family residential mortgage loans to secondary market purchasers. For the years ended March 31, 1996 and 1997 the Company sold a smaller portion of its fixed-rate loan originations choosing to retain loans in response to its capital deployment and growth objectives. In the second half of fiscal year 1998 the Company increased the amount of new fixed-rate residential loan sold as part of its interest rate risk managerial strategy. Sales of loans by the Company for the years ended March 31, 1998, 1997 and 1996 totaled $80.6 million, $36.6 million and $44.9 million, respectively. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing-Loan Servicing Portfolio." At March 31, 1998, the Company had $12.4 million in loans held for sale.

The Banks, especially FSBW, purchase whole loans and loan participation interests primarily during periods of reduced loan demand in their primary market. Any such purchases are made consistent with the Banks' underwriting standards; however, the loans may be located outside of the Banks' normal lending area. For the years ended March 31, 1997 and 1996 the Banks substantially increased their loan purchases acquiring primarily whole loan and participation interests in pools of seasoned one- to four-family residential ARM and 15-year fixed-rate loans and seasoned multifamily and commercial real estate loans. The properties securing these seasoned loans for the most part are located outside of the Banks' normal lending territory. During the years ended March 31, 1998, 1997 and 1996, the Company purchased $51.1 million, $74.1 million and $65.9 million, respectively, of loans and loan participation interests. In recent years, the Company's primary source of loan participation interests (exclusive of the whole loan and participation interests in seasoned loans purchased) has been with a commercial bank in Reno, Nevada. The participation interests are in short-term construction loans secured by residential properties located in the Reno and Las Vegas, Nevada markets. FSBW normally requires the lead lender to maintain a large interest in the loans and typically the loans have been funded one-half by the subsidiary bank and one- half by the lead lender or other participants.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated (in thousands):

                                                Years Ended March 31,
                                         -----------------------------------
                                            1998         1997         1996
                                            ----         ----         ----

Total loans at beginning of period       $ 707,816    $ 456,466    $ 333,685
                                         ---------    ---------    ---------
Acquisition of IEB                              --       91,860           --
                                         ---------    ---------    ---------
Loan originations:
   One- to four-family real estate         200,942      161,189      129,703
   Commercial and multifamily properties    50,442       17,285        9,810
   Construction and land loans             119,941      100,169       73,420
   Agriculture/commercial                  107,502       26,938           --
   Consumer and other loans                 34,657       24,717        6,607
                                         ---------    ---------    ---------
     Total loans originated                513,484      330,298      219,540
                                         ---------    ---------    ---------
Loans purchased:
   One- to four-family real estate           7,846       34,294       57,323
   Commercial and multifamily properties    34,279       21,155        1,636
   Construction and land loans               7,625       18,642        6,970
   Agriculture/commercial                    1,300           --           --

                                         ---------    ---------    ---------
      Total loans purchased                 51,050       74,091       65,929
                                         ---------    ---------    ---------
Loans sold:
   One- to four-family whole loans          80,589       36,623       44,329
   One- to four-family participation loans      --           --          588
                                         ---------    ---------    ---------
      Total loans sold                      80,589       36,623       44,917
                                         ---------    ---------    ---------
Principal repayments                       369,190      208,276      117,771
                                         ---------    ---------    ---------
Net increase in loans                      114,755      251,350      122,781
                                         ---------    ---------    ---------
Total loans at end of period             $ 822,571    $ 707,816    $ 456,466
                                         =========    =========    =========


Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio
(including loans held for sale) by type of loan as of the dates indicated.

                                                              March 31
                      -----------------------------------------------------------------------------------
--
                           1998              1997            1996              1995             1994
                      ----------------  --------------- ---------------   ---------------  --------------
--
                      Amount   Percent  Amount  Percent Amount  Percent   Amount  Percent  Amount
Percent
                      ------   -------  ------  ------- ------  -------   ------  -------  ------   -----
--
                                                   (Dollars in thousands)
 Type of Loan:
 One- to four-family
  real estate         $423,850  51.53% $395,418  55.86% $311,472  68.24% $199,585  59.81%  $134,401
46.84%
 Commercial and
  multifamily
  properties1           67,859  20.41   129,198  18.25    77,613  16.99    73,443  22.01     69,962
24.38
 Construction and
  land                 132,409  16.10   110,262  15.58    62,177  13.62    57,913  17.36     79,458
27.69
 Agriculture/commercial 67,611   8.22    47,846   6.76       871    .19       902    .27      1,152
 .68
 Consumer and other     30,842   3.74    25,092   3.55     4,333    .96     1,842    .55      1,963
 .41
                      -------- ------  -------- ------  -------- ------  -------- ------   -------- -----
-
   Total loans         822,571 100.00%  707,816 100.00%  456,466 100.00%  333,685 100.00%   286,936
100.00%
                      -------- ======  -------- ======  -------- ======  -------- ======   --------
======
 Undisbursed funds
  for loans in
  progress              54,500           52,412           35,244           28,507            35,069
 Deferred loan fees
  and discounts          3,297            2,775            1,876            2,226             2,174
 Allowance for loan
  losses                 7,857            6,748            4,051            3,549             3,429
   Total loans        --------         --------         --------         --------          --------
    receivable, net   $756,917         $645,881         $415,295         $299,403          $246,264
                      ========         ========         ========         ========          ========

                                                         10


Loan Maturity and Repricing

The following table sets forth certain information at March 31, 1998 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of undisbursed loan proceeds, unamortized premiums and discounts, and exclude the allowance for loan losses
(in thousands):

                                               Maturing    Maturing   Maturing
                                   Maturing    within      within     within       Maturing
                                   Within      1 to        3 to       5 to         Beyond
                                   One Year    3 Years     5 Years    10 Years     10 Years     Total
                                   --------    -------     -------    --------     --------     -----

One-to four-family real estate     $   4,091   $  2,722    $  4,519   $  11,567    $ 385,867    $ 408,766
Commercial and
 multifamily properties                9,528     13,284      44,025      39,834       60,050      166,721
Construction and land                 79,129      7,990         255         718        2,683       90,775
Agriculture/commercial                36,304      8,115      11,501       6,493        5,231       67,644
Consumer and other                    12,010      7,118       6,929       2,400        2,411       30,868
                                   ---------   --------    --------    --------    ---------    ---------
     Total loans                   $ 141,062   $ 39,229    $ 67,229    $ 61,012    $ 456,242    $ 764,774
                                   =========   ========    ========    ========    =========    =========

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give the Company the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.  The following table sets forth the dollar amount of all loans due after March 31, 1999, which have fixed interest rates and floating or adjustable interest rates (in thousands).

                                      Fixed        Floating or
                                      Rates     Adjustable Rates     Total
                                      -----     ----------------     -----
One-to four-family real estate     $ 310,720       $  93,955       $ 404,675
Commercial and
 multifamily properties               78,743          78,450         157,193
Construction and land                  3,443           8,203          11,646
Agriculture/commercial                11,426          19,914          31,340
Consumer and other                    11,964           6,894          18,858
                                   ---------       ---------       ---------
     Total                         $ 416,296       $207,416        $ 623,712
                                   =========       ========        =========

                                                         11

Loan Servicing

General: The Banks receive fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments and managing the loan portfolio. At March 31, 1998, the Banks were servicing $208.4 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Banks receive the gross mortgage payment from individual borrowers, they remit to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Banks retain certain amounts in escrow for the benefit of the lender for which the Banks incur no interest expense but are able to invest the funds into earning assets. At March 31, 1998, the Banks held $4.2 million in escrow for their portfolios of loans serviced for others.

Loan Servicing Portfolio: The loan servicing portfolio at March 31, 1998 was composed primarily of $46.0 million of Fannie Mae mortgage loans and $140.4 million of Freddie Mac mortgage loans. The balance of the loan servicing portfolio at March 31, 1998, consisted of loans serviced for a variety of private investors. At March 31, 1998, the portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended March 31, 1998, $813,000 of loan servicing fees, net of $100,000 of servicing rights amortization, were recorded.

Mortgage Servicing Rights: In addition to the origination of mortgage servicing rights (MSRs) on the loans that FSBW originates and sells in the secondary market on a servicing retained basis, FSBW has also purchased mortgage servicing rights. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ending March 31, 1998 and 1997 FSBW capitalized $442,000 and none, respectively, of mortgage servicing rights relating to loans sold with servicing retained and no MSRs were purchased in fiscal years 1998 and 1997. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. At March 31, 1998, MSRs were carried by FSBW at a value net of amortization of $697,000, and no valuation allowance for impairment was considered necessary. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.

                            Asset Quality

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

At March 31, 1998, 1997 and 1996, the aggregate amounts of the Banks' classified assets (as determined by the Banks) were as follows (in thousands):

                                               At March 31
                                      --------------------------------
                                        1998       1997        1996
                                        ----       ----        ----

Loss                                  $    --     $    --     $   --
Doubtful                                   --          --         --
Substandard assets                      2,776       4,175       2,078
Special mention                            --          --          --

Non-performing Assets and Delinquencies.

Real Estate Loans: When a borrower fails to make a required payment when due, the Banks follow established collection procedures. The first notice is mailed to the borrower within 10 to 17 days after the payment due date and attempts to contact the borrower by telephone begin within five to ten days after the late notice is mailed to the borrower. If the loan is not brought current by 30 days after the payment due date, the Banks will mail a second written notice to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Generally, within 30 to 45 days into the delinquency procedure, the Banks notify the borrower that home ownership counseling is available. In most cases, delinquencies are cured promptly; however, if after 90 days of delinquency no response has been received nor an approved reinstatement plan established, foreclosure according to the terms of the security instrument and applicable law is initiated. Interest income on loans after 90 days of delinquency is no longer accrued and the full amount of accrued and uncollected interest is reversed.

Agriculture/commercial and Consumer Loans:   When a borrower fails to make
payments as required, a late notice is sent to the borrower. If payment is still not made the responsible loan officer is advised and contact is made my telephone or letter. Continuous follow-up contacts are attempted until the loan has been brought current. Generally, if the loan is not current within 45 to 60 days, action is taken to take possession of the security. A small claims or lawsuit is normally filed on unsecured loans or deficiency balances at 90 to 120 days. Loans over 90 days delinquent, repossessions, loans in foreclosure and bankruptcy no longer accrue interest unless a satisfactory repayment plan has been agreed upon, the loan is a full recourse contract or fully secured by a deposit account.

The following table sets forth information with respect to the Banks' non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands).

                                               At March 31
                              ----------------------------------------------
                               1998      1997      1996       1995     1994
Loans accounted for on a       ----      ----      ----       ----     ----
 nonaccrual basis:
 Real estate
  One- to four-family         $  367    $1,644    $  526      $ 336   $  391
  Commercial and multifamily     448       187        --         --      280
  Construction and land           --        --        --         --       --

 Agriculture/commercial          414       206        --         --       --
 Consumer and other               41        45        --          5       13
                              ------    ------    ------      -----   ------
  Total                        1,270     2,082       526        341      684
Accruing loans which are      ------    ------    ------      -----   ------
 contractually past due 90
 days or more:
 Real estate
  One-to four family              52        --        --         --       --
  Commercial and multifamily      33        --        --         --       --
  Construction and land           32        --        --         --       --
 Agriculture/commercial           --        --        --         --       --

 Consumer and other               33        30        12         --       --
                              ------    ------    ------      -----   ------
  Total                          150        30        12         --       --
                              ------    ------    ------      -----   ------
  Total non-performing loans   1,420     2,112       538        341      684

Real estate held for sale        882     1,057       712        588      750
   Total non-performing       ------    ------    ------      -----   ------
    assets                    $2,302    $3,169    $1,250      $ 929   $1,434
                              ======    ======    ======      =====   ======
Restructured loans (1)        $  305    $  238    $  156      $ 165   $   --
Total non-performing loans
 to net loans                   0.19%     0.33%     0.13%      0.11%    0.28%
Total non-performing loans
 to total assets                0.20%     0.21%     0.07%      0.07%    0.16%
Total non-performing assets
 to total assets                0.20%     0.31%     0.17%      0.19%    0.34%

(1) These loans are performing under their restructured terms but are classified substandard.

For the year ended March 31, 1998, $125,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on such loans was included in net income for such period.

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

On April 1, 1995, the Company and its subsidiary Banks adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on the Company's or Banks' financial condition or results of operations. Prior to the adoption of these statements a reserve for specific losses was provided for loans when any significant, permanent decline in value was deemed to have occurred. As of March 31, 1998, the Company and its subsidiary Banks had no impaired loans as defined by the statement. The statements also apply to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At March 31, 1998, the Company had $305,000 of restructured loans that, though performing, were classified substandard.

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

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. At March 31, 1998, the Company had no specific loss allowances.

A provision for losses is charged against income on a monthly basis to maintain an adequate allowance. At March 31, 1998, the Company had an allowance for loan losses of $7.9 million which represented .96% of total loans. Fiscal 1998 loan growth included $22.1 million of growth in higher risk construction and land loans and the addition of new lines of lending business, including $19.8 million of growth in agriculture/commercial loans and $5.7 million of growth in consumer lending. These loans, based on historical industry statistics, have a higher percentage of losses than the Company has previously experienced in its prior mortgage related lending and for this reason management anticipates that future losses will be higher than historical levels Management believes that the amount maintained in the allowance will be adequate to absorb possible losses in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

Real Estate Held for Sale: Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs), or fair value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price less selling and holding costs. At March 31, 1998, the Company had $882,000 of real estate owned.

The following table sets forth an analysis of the Company's gross allowance for possible loan losses for the periods indicated.

                                               Years Ended March 31
                                   -------------------------------------------
                                    1998    1997      1996    1995     1994
                                    ----    ----      ----    ----     ----
                                             (Dollars in thousands)

Allowance at beginning of period  $ 6,748  $ 4,051  $ 3,549  $ 3,429  $ 3,105
                                  -------  -------  -------  -------  -------
Acquired with IEB                      --    1,416       --       --       --
                                  -------  -------  -------  -------  -------
Provision for loan losses           1,628    1,423      524      391      440
Recoveries:                       -------  -------  -------  -------  -------
 Secured by real estate
  One - to four-family                  6       38       --       --       --
  Commercial and multifamily           --       --       --       --       --
  Construction and land                --       --       --       --       --
 Agriculture/commercial                29       --       --       --       --
 Consumer and other                    16       16       --       --        2
                                  -------  -------  -------  -------  -------
  Total recoveries                     51       54       --       --        2
                                  -------  -------  -------  -------  -------
Charge-offs:
 Secured by real estate
  One - to four-family                359      127       --       --       15
  Commercial and multifamily           --       --       --      271      101
  Construction and land                11       --       --       --       --
 Agriculture/commercial                19        3       --       --       --
 Consumer and other                   181       66       22       --        2
                                  -------  -------  -------  -------  -------
  Total charge-offs                   570      196       22      271      118
                                  -------  -------  -------  -------  -------
  Net charge-offs                     519      142       22      271      116
                                  -------  -------  -------  -------  -------
  Balance at end of period        $ 7,857  $ 6,748  $ 4,051  $ 3,549  $ 3,429
                                  =======  =======  =======  =======  =======
Ratio of allowance to total
 loans outstanding at the
 end of the period                   0.96%    0.95%    0.89%    1.06%    1.20%

Ratio of net loan charge-
 offs to the average net
 book value of loans
 outstanding during the
 period                              0.01%    0.04%    0.01%    0.10%    0.05%


The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                           At March 31
                       ----------------------------------------------------------------------------------
                           1998           1997 (2)           1996            1995              1994
                       ---------------- ---------------- --------------- ---------------- ---------------
                               Percent          Percent          Percent          Percent         Percent
                               of Loans         of Loans         of Loans         of Loans       of Loans
                               in Each          in Each          in Each          in Each         in Each
                               Category         Category         Category         Category       Category
                               Total            Total            Total            Total            Total
                               to               to               to               to                to
                       Amount  Loans   Amount   Loans     Amount Loans   Amount   Loans   Amount   Loans
                       ------  -----   -----    -----     ------ -----   ------   -----   ------   -----
                                                   (Dollars in thousands)
Specific or allocated
 loss allowances:
 Secured by real estate
  One- to four-family  $1,059   51.53%  $1,098   55.86%   $  --   68.24%  $   11   59.81%  $  11   46.84%
  Commercial and
   multifamily            849   20.41      547   18.25       --   16.99       46   22.01      317  24.38
  Construction and land   856   16.10      844   15.58       --   13.62       --   17.36       --  27.69
Agriculture/commercial    835    8.22      422    6.76       --     .19       --     .27       --    .68
Consumer and other        307    3.74      237    3.55       --     .96       --     .55       --    .41
Unallocated general
 loss allowance(1) (2)   3,951     N/A    3,600     N/A    4,051     N/A    3,492     N/A    3,101   N/A
 Total allowance for    ------  ------   ------  ------   ------  ------   ------  ------   ------ ------
  loan losses           $7,857  100.00%  $6,748  100.00%  $4,051  100.00%  $3,549  100.00% $3,429 100.00%
                        ======  ======   ======  ======   ======  ======   ======  ======  ====== ======
_________
(1) The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured).  The remainder of the allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

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

                       Investment Activities

Under Washington and Oregon state law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political sub-divisions. The investment policies of the Banks are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Banks' policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities includes those issued or guaranteed by Freddie Mac (FHLMC), Fannie Mae (FNMA), Government National Mortgage Association (GNMA) and privately-issued collateralized mortgage-backed securities that have an AA credit rating or higher. A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Banks' investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's market value.

At March 31, 1998, the Company's consolidated investment portfolio totaled $302.6 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Banks' loan originations, deposits and other activities. During fiscal 1998 investments and securities increased by $14.1 million. Holdings of mortgage-backed securities increased $22.8 million and U.S. Treasury and agency obligations decreased $1.8 million. Ownership of corporate and other securities decreased $5.0 million as a result of sales,
maturities and bond calls.   Municipal bonds decreased $1.9 million primarily
as a result of maturities and bond calls.

Mortgage-Backed and Mortgage-Related Securities: The Company's subsidiary, FSBW, purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Company as a result of the guarantees provided by FHLMC, FMNA, and GNMA; (iii) enable the Company to use mortgage-backed securities as collateral for financing; and (iv) increase liquidity. The Company invests primarily in federal agency mortgage-backed securities, principally FNMA, FHLMC and GNMA. The Company also invests in agency sponsored and corporate collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs). At March 31, 1998, net mortgage-backed securities totaled $197.1 million, or 17.1% of total assets. At March 31, 1998, 81.3% of the mortgage-backed securities were adjustable-rate and 18.9% were fixed-rate. The estimated fair value of the Company's mortgage-backed securities at March 31, 1998, was $197.1 million, which is $54,000 less than the amortized cost of $197.2 million. At March 31, 1998, the Company's portfolio of mortgage-backed securities had a weighted average coupon rate of 7.02% and a weighted average maturity on period to repricing of 22.12 years. The estimated weighted average remaining life of the portfolio was 6.4 years based on the 3 month "constant prepayment rate" (CPR) or the most recent CPR if less than 3 months history is available.

Mortgage-backed securities known as PC's or mortgage pass-through certificates represent a participation interest in a pool of single-family or multifamily mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Mortgage participation certificates generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, PC's are usually more liquid than individual mortgage loans and may be used to collateralized certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because of their low risk weighting.

CMOs and REMICs are mortgage-related obligations and are often considered as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities into two or more classes (or tranches) with different maturity or risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. Current investment practices of the Bank does not provide for the purchase of CMOs and REMICs classified as high risk by the Federal Financial Institutions Examination Council (FFIEC). At March 31, 1998 the Company held CMOs and REMICs with a net carrying value of $170.9 million. At that date, two CMO's with a carrying value of $429,000 were identified as a high risk security under the FFIEC standards and are included in the Company's available for sale portfolio.

Of the Company's $197.1 million mortgage-backed securities portfolio at March 31, 1998, $168.5 million with a weighted average yield of 6.17% had contractual maturities or period to repricing within ten years and $28.6 million with a weighted average yield of 7.08% had contractual maturities or period to repricing over ten years. However, the actual maturity of a mortgage-backed security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs or CMOs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs and CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

Municipal Bonds: The Company's tax exempt municipal bond portfolio, which at March 31, 1998, totaled $32.1 million at estimated fair value ($30.6 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various authorities, hospitals, water and sanitation districts located in the states of Washington and Oregon. At March 31, 1998, general obligation bonds and revenue bonds had total estimated fair values of $19.9 million and $12.2 million, respectively. Most of the municipal bonds are not rated by a nationally recognized credit rating agency (e.g., Moody's or Standard and Poor's). At March 31, 1998, the Company's municipal bond portfolio had a weighted average maturity of approximately 7.6 years and an average coupon rate of 6.37%. The largest security in the portfolio was an industrial revenue bond issued by the City of Kent, Washington, with an amortized cost of $3.67 million and a fair value of $3.67 million.

Corporate Bonds: The Company's corporate bond portfolio, which totaled $4.3 million at fair value ($4.3 million at amortized cost) at March 31, 1998, was composed of short to intermediate-term fixed-rate securities. At March 31, 1998, the portfolio had a weighted average maturity of 5.6 years and a weighted average coupon rate of 6.52%. The longest term bond, which had an amortized cost of $2.0 million and a term to maturity of 10.4 years, is subject to put options in favor of the Company exercisable in August 1998.

U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $65.6 million ($65.4 million at amortized cost) at March 31, 1998. The Company's subsidiary, FSBW, has invested a small portion of its securities portfolio in structured notes. The structured notes in which FSBW has invested provide for periodic adjustments in coupon rates on specified dates based on various indices and formulae. At March 31, 1998, structured notes, which totaled $2.0 million at fair value ($2.0 million at amortized cost), consisted of a U.S. Government agency obligation which matured in April 1998.

Off Balance Sheet Derivatives: Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in "off balance sheet" derivative instruments, although investment policies authorize such investments. On March 31, 1998 the Company had no off balance sheet derivatives and no outstanding commitments to purchase or sell securities.

The following tables sets forth certain information regarding carrying values and percentage of total carrying values, which is estimated market value, of the Company's consolidated portfolio of securities classified as available for sale and held to maturity (in thousands).

                                            At March 31
                       -------------------------------------------------------
Available for Sale:            1998              1997              1996
------------------     -----------------  ------------------ -----------------
                                 Percent             Percent           Percent
                        Carrying   of     Carrying    of     Carrying    of
                         value   Total     value     Total    value     Total
                         -----   -----     -----     -----    -----     -----
U.S. Government
 Treasury and
 agency obligations    $ 65,594   21.69%  $ 67,417   23.45%  $ 70,389   24.13%
Municipal bonds          32,093   10.61     33,969   11.81     29,365   10.07
Corporate bonds           4,304    1.42      7,997    2.78     11,632    3.99
  Other                   3,298    1.09      3,758    1.31      3,116    1.07

Mortgage-backed or related
 securities
 Mortgage-backed
  securities:
  GNMA                   16,862    5.58     20,273    7.05     22,181    7.60
  FHLMC                   3,361    1.11      3,868    1.35      5,010    1.72
  FNMA                    6,048    2.00      7,281    2.53      8,413    2.88
  Private issue              --      --.        --      --.    10,760    3.69
                       --------  ------   --------  ------   --------  ------
 Total mortgage-backed
  securities             26,271    8.69     31,422   10.93     46,364   15.89

Mortgage-related
 securities
 CMOs-agency backed     146,300   48.38    117,212   40.77    104,771   35.92
 CMOs-Non-agency         24,559    8.12     25,741    8.95     26,050    8.93
 Total mortgage-       --------  ------   --------  ------   --------  ------
  related securities    170,859   56.50    142,953   49.72    130,821   44.85
                       --------  ------   --------  ------   --------  ------
   Total                197,130   65.19    174,375   60.65    177,185   60.74
                       --------  ------   --------  ------   --------  ------
Total securities
 available for sale    $302,419  100.00%  $287,516  100.00%  $291,687  100.00%
                       ========  ======   ========  ======   ========  ======
Held to Maturity:
----------------
Certificates of deposit
 Carrying value        $    194  100.00%  $    987  100.00%  $  2,059  100.00%
                       ========  ======   ========  ======   ========  ======
 Estimated market
  value                $    194           $    987           $  2,059
                       ========           ========           ========


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities (dollars in thousands):

                                                  At March 31 1998
         ------------------------------------------------------------------------------------------------
                            Over One to      Over Five to   Over Ten to         Over
         One Year or Less   Five Years       Ten Years      Twenty Years    Twenty Years        Total
         ----------------  ---------------- --------------- --------------  ---------------- ------------
                  Weigh-           Weigh-          Weigh-          Weigh-          Weigh-          Weigh-
         Carry-   ted      Carry-  ted      Carry- ted      Carry- ted             ted       Carry- ted
         ing      Average  ing     Average  ing    Average  ing    Average         Average   ing  Average
         Value    Yield    Value   Yield    Value  Yield    Value  Yield  Value    Yield     Value  Yield
         -----    -----    -----   -----    -----  -----    -----  -----  -----    -----     -----  -----
Available
for Sale
U. S.
Government
Treasury
and agency
obligations
 Fixed-
  rate   $ 28,554  5.59%  $23,361  6.26%  $ 7,999  6.61%  $ 3,681  7.16% $     --      --% $ 63,595 6.05%
 Adjustable-
  rate      1,999  5.66        --    --        --    --        --    --        --      --     1,999 5.66
         --------         -------         -------         -------         -------          --------
           30,553  5.59    23,361  6.26     7,999  6.61     3,681  7.16        --      --    65,594 6.04

Municipal
 bonds      3,494  6.18     9,495  6.33     9,595  6.21     8,191  6.70     1,318    6.45    32,093 6.37
Corporate
 bonds
 Fixed-
  rate         --    --     2,311  7.05        --    --     1,993  3.77        --      --     4,304 5.51

Mortgage-backed
obligations:
 Fixed-rate    13 11.55       643  6.11       104  9.63     2,024  9.46    16,046    6.38    18,830 6.65
 Adjustable-
  rate      7,075  6.99       366  7.09        --    --        --    --        --      --     7,441 6.97
         --------         -------         -------         -------         -------          --------
            7,088  6.98     1,009  6.47       104  9.63     2,024  9.46     16,046   6.38    26,271 6.74
Mortgage-
related
obligations:
 Fixed-rate    --    --        --    --     7,503  6.76     3,410  7.00     7,152    8.02    18,065 7.30
 Adjustable-
 rate     152,794  6.10        --    --        --    --        --    --        --      --   152,794 6.10
         --------         -------         -------         -------         -------          --------
          152,794  6.10        --    --     7,503  6.76     3,410  7.00     7,152    8.02   170,859 6.23
         --------         -------         -------         -------         -------          --------
 Total
 mortgage-
 backed or
 related
 obliga-
 tions    159,882  6.14     1,009  6.47     7,607  6.80     5,434  7.92    23,198   6.89    197,130 6.30

Other
 stock        542  6.72     2,755  8.80        --    --        --    --        --     --      3,298 8.46
         --------         -------         -------         -------         -------          --------
Total
securities
available
for sale
carrying
value    $194,471  6.06%  $38,931  6.51%  $25,201  6.51%  $19,299  6.83%  $24,516   6.86%  $302,419 6.26%
         ========         =======         =======         =======         =======          ========
Total
securities
available
for sale
amortized
cost      $194,654         $35,833         $24,888         $18,472         $24,499          $298,346
          ========         =======         =======         =======         =======          ========
Held to
Maturity
Certifi-
cates of
deposit-
 Fixed-
  rate   $    194  5.00% $    --    --   $    --     --  $    --     --  $    --      --  $    194  5.00%
         ========        =======         =======         =======         =======          ========

                                                         21

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

The Banks, especially FSBW, have been most successful in attracting a broad range of retail time deposits and, at March 31, 1998, the Banks had a total of $371.6 million in retail time deposits, of which $295.8 million had original maturities of one year or longer.

As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have other transaction
accounts.   However, as reflected in the balances and percentages for March
31, 1998 and 1997, the acquisition of IEB has added significantly to demand, NOW and Money Market accounts for the Company.


The following table sets forth the balances of deposits in the various types of accounts offered by the
Banks at the dates indicated (in thousands).
                                                                   At March 31
                              ---------------------------------------------------------------------------
                                          1998                         1997                      1996
                              --------------------------- ----------------------------- -----------------
                                          % of     Increase            % of     Increase             % of
                              Amount    Total   (Decrease)  Amount   Total   (Decrease)  Amount    Total
Demand and NOW checking       $101,238   17.11%    7,608   $ 93,630   17.18%  $ 54,635  $ 38,995   10.42%
Regular savings accounts        42,084    7.11    (2,047)    44,131    8.10     11,632    32,499    8.69
Money market accounts           76,642   12.96      (227)    76,869   14.11     47,282    29,587    7.91
Certificates which mature:
 Within 1 year                 240,074   40.59    27,221    212,853   39.05     34,431   178,422   47.70
 After 1 year, but within
  2 years                       74,519   12.60    20,966     53,553    9.83     21,903    31,650    8.46
 After 2 years, but
  within 5 years                43,505    7.35     2,542     40,963    7.52     (3,129)   44,092   11.79
 Certificates maturing
  thereafter                    13,509    2.28    (9,459)    22,968    4.21      4,149    18,819    5.03
                              --------  ------    ------   --------  ------   --------  --------  ------
   Total                      $591,571  100.00%   46,604   $544,967  100.00%  $170,903  $374,064  100.00%
                              ========  ======    ======   ========  ======   ========  ========  ======

The following table sets forth the deposit activities of the Banks for the periods indicated (in thousands).

                                            Year Ended March 31,
                                    ------------------------------------
                                       1998         1997         1996
                                       ----         ----         ----
Beginning balance                   $ 544,967    $ 374,064    $ 360,352

Acquisition of subsidiary IEB              --      134,610           --
Net increase (decrease)
 before interest credited              21,315       14,557       (5,264)
Interest credited                      25,289       21,736       18,976
                                    ---------    ---------    ---------
Net increase in savings deposits       46,604      170,903       13,712
                                    ---------    ---------    ---------
Ending balance                      $ 591,571    $ 544,967    $ 374,064
                                    =========    =========    =========

The following table indicates the amount of the Banks' jumbo certificates of deposit by time remaining until maturity as of March 31, 1998.  Jumbo certificates of deposit require a minimum deposit of $100,000 and rates paid on such accounts are negotiable (in thousands).

                                         Jumbo
Maturity Period                      Certificates
---------------                      of deposits
                                     -----------
Six months or less                     $ 34,140
Six through twelve months                18,081
Over twelve months                       28,387
                                       --------
   Total                               $ 80,608
                                       ========

                                                         23

Borrowings: Deposits are the primary source of funds for the Banks' lending and investment activities and for their general business purposes. FSBW also uses borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to more effectively leverage its capital position. The FHLB-Seattle serves as FSBW's primary borrowing source. Advances from the FHLB-Seattle are typically secured by FSBW's first mortgage loans. At March 31, 1998, FSBW had $297.2 million of borrowings from the FHLB-Seattle at a weighted average rate of 6.04%. FSBW has been authorized by the FHLB-Seattle to borrow up to 45% of it's total assets under a blanket floating lien security agreement, permitting a borrowing capacity of $428.7 million at March 31, 1998. Additional funds may be obtained through commercial banking credit lines.

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

FSBW also uses retail repurchase agreements due generally within 90 days as a source of funds. At March 31, 1998, retail repurchase agreements totaling $6.3 million with interest rates from 5.39% to 7.18% were secured by a pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a market value of $9.8 million.

FSBW also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds FSBW's securities while FSBW continues to receive the principal and interest payments from the security. FSBW's outstanding borrowings at March 31, 1998, under wholesale repurchase agreements, totaled $85.4 million and were collateralized by mortgage-backed securities with a fair value of $91.3 million.

(See "Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources.")

The following table sets forth certain information regarding material borrowings by the Company at the dates and for the periods indicated (dollars in thousands):
                                                     At March 31
                                           ----------------------------------
                                              1998        1997        1996
                                              ----        ----        ----
Weighted average rate at year end on:
  FHLB advances                                 6.04%       5.96%       5.43%
  Retail repurchase agreements                  5.78        5.76        5.35
  Wholesale repurchase agreements               5.65        5.53        5.41

                                                     At March 31
                                           ----------------------------------
                                              1998        1997        1996
Maximum amount of borrowings outstanding      ----        ----        ----
 at any month end for:
  FHLB advances                            $ 299,377   $ 235,098   $ 179,419
  Retail repurchase  agreements               10,206      11,119       9,789
  Wholesale repurchase agreements             85,430      52,174       9,863

Annual average borrowings outstanding for:
  FHLB advances                              276,328     214,563      66,252
  Retail repurchase agreements                 6,934      11,322       7,620
  Wholesale repurchase agreements             72,276      26,649         162
Annual weighted average rate paid on:
  FHLB advances                                 6.07%       5.83%       5.80%
  Retail repurchase agreements                  5.77        4.80        6.15
  Wholesale repurchase agreements               5.78        5.96        5.41

                              Personnel
As of March 31, 1998, the Company had 281 full-time and 45 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

                              Taxation
Federal Taxation

General. For tax reporting purposes, the Company and the Banks report their income on a calendar year basis using the accrual method of accounting. The Company and the Banks are subject to federal income taxation in the same manner as other corporations with some exceptions including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Banks.

Bad Debt Reserve. Historically, savings institutions such as FSBW which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. FSBW's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interests in real property, were computed using an amount based on FSBW's actual loss experience, or a percentage equal to 8% of FSBW's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to FSBW's loss experience, it generally recognized a bad debt deduction equal to 8% of taxable income.

In August 1996, provisions repealing the current thrift bad debt rules were enacted by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). FSBW has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, because FSBW is a "large" bank (i.e., assets in excess of $500 million), FSBW's bad debt deduction will be determined on the basis of net charge-offs during the taxable year. The new rules also require FSBW to recapture its $1.5 millionpost-1987 additions to tax basis bad debt reserves ratably over a six taxable year period beginning with fiscal year March 1999. The recapture of the post-1987 additions to tax basis bad debt reserves will require FSBW to pay approximately $85,000 a year in federal income taxes (based upon current federal income tax rates). This will not result in a charge to earnings as these amounts are included in the deferred tax liability at March 31, 1998. The unrecaptured base year reserves will not be subject to recapture as long as the institution qualifies as a bank as defined by the statute. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

                             Competition

The Banks encounter significant competition both in attracting deposits and in originating real estate loans. Their most direct competition for deposits has come historically from other commercial and savings banks, savings associations and credit unions in their market areas. More recently, the Banks have experienced an increased level of competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles. The Banks expect continued strong competition from such financial institutions and investment vehicles in the foreseeable future. The ability of the Banks to attract and retain deposits depends on their ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk of loss of principal, convenience of locations and other factors. The Banks compete for deposits by offering depositors a variety of deposit accounts and financial services at competitive rates, convenient business hours, and a high level of personal service and expertise.

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

FSBW's accounts are insured by the SAIF and IEB's accounts are insured by the BIF to the maximum extent permitted by law. The Banks pay deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital "well capitalized," "adequately capitalized," and "undercapitalized" which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications.

Pursuant to the Deposit Insurance Funds Act of 1996 (the "DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including FSBW, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date.

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

At March 31, 1998, the Banks were categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

Federal Reserve System: In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.8 million of transaction accounts, of which the first $4.4 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of March 31, 1998, the Banks met their reserve requirements.

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

Interstate Banking and Branching. The Federal Reserve must approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

The Federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

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

The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of March 31, 1998 the Company's total risk based capital was 22.64% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 21.41% of risk-weighted assets.

                        MANAGEMENT PERSONNEL

Executive Officers

The following table sets forth information with respect to the executive officers of the Company.

Name              Age (1)  Position with Company     Position with Banks
----              -------  ---------------------     -------------------

Gary Sirmon        54      Chief Executive Officer,  FSBW - Chief Executive
                           President and Director    Officer, President and
                                                     Director, IEB - Director

D. Allan Roth      61      Secretary/Treasurer       FSBW - Executive Vice
                                                     President and Chief
                                                     Financial Officer

Michael K. Larsen  55      Vice President            FSBW - Executive Vice
                                                     President and Chief
                                                     Lending Officer

Jesse G. Foster    59      Director                  IEB-Chief Executive
                                                     Officer, President and
                                                     Director

Lloyd Baker        49      None                      FSBW-Vice President

-----------------
(1)  As of March 31, 1998.

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

D. Allan Roth is Executive Vice President and Chief Financial Officer of FSBW and is Secretary/Treasurer of the Company. He joined FSBW in 1965.

Michael K. Larsen is Executive Vice President and Chief Lending Officer of FSBW and is Vice President of the Company. He joined FSBW in 1981.

Jesse G. Foster is the Chief Executive Officer, President and a Director of IEB. He joined IEB in 1962.

Lloyd Baker is a Vice President with FSBW. He joined FSBW in 1995 as a Vice President.

Item 2 - Properties

The Company's home office, which is owned by the Company, is located in Walla Walla, Washington. First Savings has, in total, 16 branch offices, all of which are located in the State of Washington. These offices are located in the cities of Walla Walla (4), Kennewick (2), Richland, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee and Dayton. Of these offices, 13 are owned by the Company and 3 are leased. The leases expire from 1998 through 2001. In addition to these, First Savings has three leased loan production offices in Bellevue, Spokane and Puyallup, Washington. The leases expire from 1998 through 2000. IEB's main office is located in Hermiston, Oregon and is owned by the Company. IEB has, in total, four branch offices and a drive-up facility, all of which are located in the State of Oregon. These offices, which are owned by the Company, are located in Pendleton, Umatilla, Boardman and Stanfield. IEB also has a remote drive-up facility in Hermiston, which is owned, and two loan production offices in Condon and La Grande, which are on month-to-month leases. IEB also leases two facilities in Hermiston for its mortgage division and for its information systems. The Company's net investment in its offices, premises, equipment and leaseholds was $11.4 million at March 31, 1998.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

                                    Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Stock Listing

First Savings Bank of Washington Bancorp, Inc. common stock is traded over-the-counter on the Nasdaq National Market under the symbol "FWWB." Newspaper stock tables list the company as "FSBWA." Stockholders of record at March 31, 1998 totaled 781. This total does not reflect the number of persons or entitles who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low sale prices of the Company's common stock for the three year period ended March 31, 1998.

                                                                Cash
                                                              Dividends
        Fiscal 1998                  High           Low       Declared
        -----------                  ----           ---       --------
        First quarter               $22.25        $18.75        $0.07
        Second quarter               24.88         21.63         0.07
        Third quarter                28.56         23.25         0.07
        Fourth quarter               27.63         23.50         0.09

                                                                Cash
                                                              Dividends
        Fiscal 1997                  High           Low       Declared
        -----------                  ----           ---       --------
        First quarter               $15.63        $13.38        $0.05
        Second quarter               17.25         14.50         0.05
        Third quarter                19.00         16.56         0.05
        Fourth quarter               22.13         18.00         0.07

                                                                Cash
                                                              Dividends
        Fiscal 1996 *                High           Low       Declared
        -----------                  ----           ---       --------
        Third quarter               $13.25        $12.44        $0.05
        Fourth quarter               13.50         12.38         0.05
        * Year of Conversion

Item 6 - Selected Consolidated Financial and other Data

These tables set forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. This information is derived from and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto presented elsewhere in this filing. Information for fiscal years prior to March 31, 1996, is for First Savings Bank's former mutual holding company.

FINANCIAL CONDITION DATA:                      At March 31
                           --------------------------------------------------
(In thousands)              1998        1997      1996      1995       1994
                            ----        ----      ----      ----       ----
Total assets            $1,154,072  $1,007,633  $743,176  $491,368  $425,936
Loans receivable, net      756,917     645,881   415,295   299,403   246,264
Cash
 and securities (1)        345,142     312,991   302,772   175,505   165,065
Deposits                   591,571     544,967   374,064   360,352   352,547
Borrowings                 389,272     293,700   199,071    70,338    17,655
Equity                     150,184     148,636   154,142    50,251    44,931
Shares outstanding
 excluding unearned,
 restricted shares
 held in ESOP                9,237       9,744    10,077       N/A       N/A

OPERATING DATA:                At or for the Years Ended March 31 (2)
                           --------------------------------------------------
(In thousands, except       1998        1997      1996      1995       1994
 per share data)            ----        ----      ----      ----       ----

Interest income            $85,147     $67,292   $41,409   $33,652   $31,342
Interest expense            46,651      36,372    23,287    18,230    15,707
                           -------      ------     ------  ------     ------
 Net interest income        38,496      30,920    18,122    15,422    15,635
Provision for loan losses    1,628       1,423       524       391       440
 Net interest income       -------      ------     ------  ------     ------
  after provision for
  loan losses               36,868      29,497     17,598  15,031     15,195

Gains (losses) from sale
 of loans and  securities    1,377         676        387    (121)     3,390
Other operating income       3,343       2,394      1,202   1,180      2,045
Other operating expense     21,020      19,330     10,304   9,983      8,610
                           -------      ------     ------  ------     ------
 Income before provision
  for income taxes and
  cumulative effect of
  change in accounting      20,568      13,237      8,883   6,107     12,020
Provision for income taxes   7,446       3,923      2,631   1,335      2,635
                           -------      ------     ------  ------     ------
 Income before cumulative
  effect of change in
  accounting                13,122       9,314      6,252   4,772      9,385

Cumulative effect of
 change in accounting
 (3)                            --          --         --     396         --
                           -------      ------     ------  ------     ------
Net income                 $13,122      $9,314     $6,252  $5,168     $9,385
                           =======      ======     ======  ======     ======
PER SHARE DATA: (4)
Net income:     Basic      $  1.43      $ 0.97        N/A     N/A        N/A
                Diluted       1.37        0.96

Stockholders' equity (5)     16.26       15.25      15.30

Cash dividends                0.30        0.22       0.10

Dividend payout ratio        21.90%      22.92%       N/A
                         (footnotes on following page)

KEY FINANCIAL RATIOS:
                               At or for the Years Ended March 31 (2)
                           --------------------------------------------------
                            1998        1997      1996      1995       1994
                            ----        ----      ----      ----       ----
Performance Ratios:
 Return on average
  assets (6)                1.21%       1.04%     1.11%     1.12%      2.32%
 Return on average
  equity (7)                8.70        6.30      6.62     10.85      23.73
 Average equity to
  average assets           13.86       16.58     16.75      10.34      9.77
 Interest rate spread (8)   3.09        2.83      2.49       3.05      3.63
 Net interest margin (9)    3.68        3.59      3.33       3.47      4.02
 Non-interest expense
  to average assets         1.93        2.17      1.83       2.16      2.13
 Average interest-earning
  assets to interest-
  bearing liabilities     113.41      118.11    119.80     110.31    109.72

Asset Quality Ratios:
 Allowance for loan
  losses as a percent
  of total loans at
  end of period             0.96        0.95      0.89       1.06      1.20
 Net charge-offs as a
  percent of average
  outstanding loans
  during the period         0.08        0.04      0.01       0.10      0.05
 Non-performing assets
  as a percent of total
  assets                    0.20        0.31      0.17       0.19      0.34
 Ratio of allowance for
  loan losses to non-
  performing loans (10)     5.39        3.20      7.53      10.41      5.01

Consolidated Capital
 Ratio:
 Tier 1 leverage capital
  ratio                    12.17       13.68     20.78      10.19     10.55
-----------------
Note:
(1)  Includes securities available for sale and held to maturity.
(2) Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. These reclassifications have affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.
(3) Adjustment net of taxes of $204,000 due to the adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities
(4) First Savings Bank converted from mutual to stock ownership on 10/31/95, therefore data is not meaningful for fiscal years prior to March 31, 1996.
(5) Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(6)  Net income divided by average assets.
(7)  Net income divided by average equity.
(8) Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(9) Net interest income before provision for loan losses as a percent of average interest-earning assets.
(10) Non-performing loans consist of nonaccrual and 90 days past due loans.

ITEM 7 - Management's Discussion & Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of First Savings Bank of Washington Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements", and undue reliance should not be placed on such statements.

General

First Savings Bank of Washington Bancorp, Inc. (FWWB or the Company), a Delaware corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW) and Inland Empire Bank
(IEB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation
(FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 16 branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of cash, loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits, Federal Home Loan Bank (FHLB) advances and repurchase agreements. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income significantly increased for both the most recent quarter and year ended March 31, 1998, when compared to the same periods for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. As further explained below, net income for both the most recent quarter and fiscal year increased $363,000 and $3.8 million respectively, from the comparable periods ended March 31, 1997. After adjusting for the special SAIF assessment of $2.4 million ($1.6 million after tax) that occurred in the second quarter of fiscal year 1997 (quarter ended September 30, 1996), the increase in net income was $2.2 million for fiscal 1998 when compared to fiscal 1997. These increases reflected a rise in net interest income and an increase in other operating income which were partially offset by increases in operating expenses and the provision for income taxes. Operating results for the fiscal year ended March 31, 1997, included only eight months of activity at Inland Empire Bank, while those for the fiscal year ended March 31, 1998, included a full twelve months' impact.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Recent Developments and Significant Events Since March 31, 1997

Acquisition of Towne Bank
The Company completed the acquisition of Towne Bancorp, Inc. (TB) effective April 1, 1998. The Company paid approximately $28.1 million in cash and common stock for the outstanding common shares and stock options of Towne Bancorp. Shares of FWWB account for 70% of the transaction payment to Towne Bank shareholders. Towne Bancorp is the holding company for Towne Bank, headquartered in Woodinville, Washington, a Seattle suburb.

Founded in 1991, TB is a community business bank with approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in stockholders' equity at March 31, 1998. TB operates four full service branches in the Seattle, Washington metropolitan area in Woodinville, Redmond, Bellevue and Renton and plans to open its Bothell branch in June 1998.

Adoption of Dividend Reinvestment and Stock Purchase Plan
In October 1997, the Company adopted a dividend reinvestment and stock purchase plan. Under the terms of the plan all registered stockholders with 100 or more shares of stock may automatically reinvest all or a portion of their cash dividends in additional shares of the Company's common stock. In addition, qualifying participants may also make optional monthly cash payments of $50 to $1,500 to purchase additional shares of Company stock.

Year 2000 Compliance

The "Year 2000" (Y2K) issue is the result of older computer programs being written using two digits rather than four to define the applicable year. A computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities.

Based on an assessment of computer hardware, software and other equipment operated by the Company and its subsidiary Banks, the Company presently believes that all equipment and programs should be Y2K compliant by December 31, 1998. A program for addressing the Y2K issue through awareness, assessment, renovation and testing has been developed and implemented. The costs of implementing and completing the program's phases have not been of a material nature and should continue to be minimal through program completion.

The Company and its subsidiary Banks have initiated formal communications with all significant suppliers to determine the extent to which they are vulnerable to those third parties' failures to remedy their own Y2K impact issues. Third party responses have indicated satisfactory progress in addressing any needs for equipment or software renovation. The Banks' large customers are also being contacted to build Y2K awareness and encourage early solutions regarding potential business disruption due to processing failures. There can be no guarantee that the systems of other companies on which the Banks' systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Banks' systems, would not have a material adverse effect on the Banks. However, the Banks will test for the Y2K preparedness of all internal functions and external functions provided by third parties whenever possible.

Comparison of Financial Condition at March 31, 1998 and March 31, 1997

Total assets increased $146.0 million, or 14.5%, from $1.01 billion at March 31, 1997, to $1.15 billion at March 31, 1998. The increase reflected, in general, growth in net loans receivable and was funded primarily with deposit growth, advances from the FHLB and other borrowings. This growth represented a continuation of management's plans to further leverage the Company's capital and reflects the solid economic conditions in the markets where the Company operates.

Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $111.0 million, or 17.2%, from $645.9 million at March 31, 1997, to $756.9 million at March 31, 1998. The increase in gross loans of $114.8 million from $707.8 million at March 31, 1997, to $822.6 million at March 31, 1998, consists of $38.7 million of mortgages secured by commercial and multifamily real estate, $28.4 million of residential mortgages, $22.2 million of construction and land loans and $25.5 million of non-mortgage loans such as commercial, agricultural and consumer loans. A little more than half of the increase in assets was funded by a net increase of $66.0 million, or 28.5%, in FHLB advances from $231.5 million at March 31, 1997, to $297.5 million on March 31, 1998. Asset growth was also funded by increased deposits, other borrowings and net income from operations. Deposits grew $46.6 million, or 8.6%, from 545.0 million at March 31, 1997, to $591.6 million at March 31, 1998. Other borrowings, primarily repurchase agreements with investment banking firms, grew $29.5 million, or 47.5%, from $62.2 million at March 31, 1997, to $91.7 million at March 31, 1998. Funds also were used to purchase $14.2 million of treasury stock during the year. Securities available for sale and held to maturity increased $14.1 million, or 4.9%, from $288.5 million at March 31, 1997, to $302.6 million at March 31, 1998. Federal Home Loan Bank Stock increased $3.2 million as the Company was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale decreased $175,000, primarily as a result of completed sales.

Comparison of Results of Operations for the Years Ended March 31, 1998 and March 31, 1997

General. Net income for fiscal 1998 was $13.1 million, or $1.37 per share (diluted), compared to net income of $9.3 million, or $.96 per share (diluted), recorded in fiscal 1997. Net income for fiscal 1997 was significantly affected by the $2.4 million ($1.6 million after tax) SAIF assessment. In addition, fiscal 1998 included $3.0 million of net income from a full year of operations at IEB, which the Company acquired on August 1, 1996, compared to $1.5 million for eight months in the comparable fiscal 1997 period.

The Company's improved operating results reflect the significant growth of assets and liabilities. The substantial increase in these balances during the year since March 31, 1997, resulted from the continued deployment and leveraging of the $98.6 million in net proceeds raised in the Company's conversion from mutual to stock ownership on October 31, 1995. This growth helped to increase the Company's return on average equity from 7.36% (excluding the SAIF assessment of $1.6 million after tax, 6.30% when the SAIF assessment is included) for fiscal 1997 to 8.56% for fiscal 1998.

Interest Income. Interest income for the year ended March 31, 1998, was $85.1 million compared to $67.3 million for the year ended March 31, 1997, an increase of $17.8 million, or 26.5%. The increase in interest income was a result of a $183.2 million, or 21.3%, growth in average balances of interest-earning assets combined with a 34 basis point increase in the average yield on those assets. The yield on average assets rose to 8.15% in fiscal 1998 compared to 7.81% in fiscal 1997. Average loans receivable for fiscal 1998 increased by $185.3 million, or 34.0%, when compared to fiscal 1997. Interest income on loans increased by $18.1 million, or 39.0%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 32 basis point increase in the average yield largely resulting from the addition of higher yielding loans held by IEB but also reflecting higher yields on the expanding balances of commercial and multifamily real estate, construction and land, and non-mortgage loans at First Savings Bank. Loans yielded 8.86% for fiscal 1998 compared to 8.54% for fiscal 1997. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $2.1 million in fiscal 1998, causing the interest and dividend income from those investments to decrease a modest $291,000 for fiscal 1998 compared to fiscal 1997. The average yield on mortgage-backed securities decreased from 6.86% for the year ended March 31, 1997, to 6.61% in 1998 reflecting both paydowns in certain higher yielding securities and lower yields on most adjustable rate securities as market rates generally declined. The average yield on investment securities and deposits increased from 5.98% for fiscal 1997 to 6.13% in 1998. Earnings on FHLB stock increased by $279,000, reflecting an increase of $3.4 million in the average balance of FHLB stock for the year ended March 31, 1998, and a 9 basis point increase in the dividend yield on that stock.

Interest Expense. Interest expense for the year ended March 31, 1998, was $46.7 million compared to $36.4 million for the comparable period in 1997, an increase of $10.3 million, or 28.3%. The increase in interest expense was due to the $191.8 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in fiscal 1998 was largely due to a $61.8 million increase in the average balance of FHLB advances and other borrowings. Average FHLB advances totaled $276.3 million during the year ended March 31, 1998, as compared to $214.6 million during the year ended March 31, 1997, resulting in a $4.3 million increase in related interest expense. The average rate paid on those advances increased to 6.07% for fiscal 1998 from 5.83% for fiscal 1997. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $41.2 million from $38.0 million for the year ended March 31, 1997, to $79.2 million for the same period in 1998, and the related interest expense increased $2.5 million from $2.1 million to $4.6 million for the respective periods. The bulk of this growth in other borrowings reflects a $45.6 million increase in repurchase agreements with investment banking firms that are being used to finance a portion of the Company's assets. The repurchase agreements with investment banking firms generally carry higher rates than retail agreements; therefore, as they constitute a greater portion of other borrowings, the weighted average rate has increased. Deposit interest expense increased $3.6 million for the year ended March 31, 1998. Average deposit balances increased from $477.4 million for the year ended March 31, 1997, to $566.2 million for the year ended March 31, 1998, while, at the same time, the average rate paid on deposit balances decreased 8 basis points. The decline in the rate paid on deposits primarily reflects the acquisition of IEB's $32.1 million of non-interest-bearing deposits as well as generally lower rates paid on interest-bearing accounts of IEB, which impacted the full twelve month period in 1998 in contrast to only eight months in 1997.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 1998, increased by $205,000 to $1.6 million compared to $1.4 million for fiscal 1997. This increase is primarily reflective of the need to provide a higher allowance level for the $114.8 million growth in gross loans receivable for the fiscal year. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

Other Operating Income. Other operating income increased from $3.1 million for the year ended March 31, 1997, to $4.7 million for the year ended March 31, 1998. Part of the increase was due to a $921,000 increase in other fees and service charges due largely to IEB operations earning higher fees as a commercial bank combined with increased fee income at FSBW reflecting deposit growth and pricing adjustments. In addition there was a $701,000 increase in net gains on securities and loans sold in fiscal 1998 as compared to 1997. This increase primarily reflects inclusion of a full year of activity from IEB's residential mortgage banking operations and increased sales of loans, with servicing retained, by FSBW which increased the volume of loans sold in the secondary market over the prior year. Increased sales of loans at FSBW were designed to curtail the rate of growth in relatively low yielding fixed rate residential mortgages during this period of low market rates and to reduce its exposure to the risk of rising interest rates.

Other Operating Expenses. Other operating expenses for the year ended March 31, 1998 increased $1.7 million from the prior period in fiscal 1997. The decrease in the $2.4 million special SAIF assessment for the year ended March 31, 1998 was more than offset by a $4.3 million increase in other operating expenses, which among other increases included a full year of IEB's operations in the fiscal 1998 period compared to eight months in the comparable period in fiscal 1997. In addition to the full year impact of IEB, increases in other operating expenses reflect overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The Company's efficiency ratio, excluding the amortization of goodwill and the $2.4 million SAIF assessment, improved to 46.56% for the year ended March 31, 1998, from 48.11% for fiscal 1997. Other operating expenses as a percentage of average assets declined to 1.93% (1.85% excluding the amortization of goodwill) for the year ended March 31, 1998, compared to 2.17% (1.90% excluding the SAIF assessment) (1.83% excluding the amortization of goodwill) for the year ended March 31, 1997.

Income Taxes. Income tax expense was $7.4 million for the year ended March 31, 1998, compared to $3.9 million for fiscal 1997. The $3.5 million increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase-out of the 34% surtax exemption; the net effect of IEB's state taxes and non-deductible goodwill expense and part of the expense recorded in the release of the Employees Stock Ownership Plan (ESOP) shares are not deductible for tax purposes. Management is anticipating that the Company's effective tax rate for fiscal 1999 will increase from the fiscal 1998 rate of 36% to approximately 38%. This increase is expected as the result of the effects of non-deductible expenses associated with goodwill amortization combined with expected increases in state taxes related to filing consolidated returns. In addition, if the Company's average market price continues to hold or rise above recent fourth quarter levels of $23 to $25 per share, the non-deductible expense related to recording the difference between the cost and the fair market value of released ESOP shares will be greater in fiscal 1999, resulting in an increased tax provision and effective tax rate for future periods. The Company's effective tax rates for the years ended March 31, 1998 and 1997, were 36% and 30%, respectively.

Comparison of Results of Operations for the Years Ended March 31, 1997 and March 31, 1996

General. Net income for fiscal 1997 was $9.3 million, or $.96 per share (diluted), compared to net income of $6.3 million recorded in fiscal 1996. Net income for the year ended March 31, 1997 was significantly affected by the $2.4 million ($1.6 million after tax) non-interest expense representing the Company's share of an industry-wide special assessment in the second quarter to recapitalize the SAIF. In addition, the year ended March 31, 1997, included eight months of combined operations with IEB which the Company acquired on August 1, 1996. The acquisition significantly affected the Company's operating results for the year ended March 31, 1997.

The Company's return on average equity for the year ended March 31, 1997, decreased to 6.30% as compared to 6.62% for the year ended March 31, 1996, which was due to the large increase in average equity resulting from the October 31, 1995 stock offering that was present for a full year in fiscal 1997 versus five months in fiscal 1996 and due to the adverse effect of the SAIF assessment on 1997 results.

Interest Income. Interest income for the year ended March 31, 1997, was $67.3 million compared to $41.4 million for the year ended March 31, 1996, an increase of $25.9 million, or 62.5%. The increase in interest income was a result of a $317.7 million, or 58.3%, growth in average balances of interest-earning assets combined with a 20 basis point increase in the average yield on those assets. The yield on average assets rose to 7.81% in fiscal 1997 compared to 7.61% in fiscal 1996. Average loans receivable for fiscal 1997 increased by $217.2 million, or 66.2%, when compared to fiscal 1996. Interest income on loans increased by $19.1 million, or 69.5%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 17 basis point increase in the average yield primarily resulting from the addition of $90.5 million of higher yielding loans held by IEB. Loans yielded 8.54% for fiscal 1997 compared to 8.37% for fiscal 1996. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $100.5 million in fiscal 1997, and interest and dividend income from those investments rose by $6.8 million for fiscal 1997 compared to fiscal 1996. The average yield on mortgage-backed securities rose from 6.65% for the year ended March 31, 1996, to 6.86% in 1997. The average yield on investment securities and deposits decreased from 6.23% for fiscal 1996 to 6.13% in 1997. Earnings on FHLB stock increased by $561,000 reflecting an increase of $6.9 million in the average balance of FHLB stock for the year ended March 31, 1997, and a 70 basis point increase in the dividend yield on that stock.

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

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 1997, increased by $899,000 to $1.4 million compared to $524,000 for fiscal 1996. This increase was primarily reflective of the need to provide a higher allowance level for the $140.1 million growth in loans receivable for the fiscal year (excluding the acquisition of IEB's $90.5 million loan portfolio).

Other Operating Income. Other operating income increased from $1.6 million for the year ended March 31, 1996, to $3.1 million for the year ended March 31, 1997. The increase was primarily due to a $1.0 million increase in other fees and service charges due largely to IEB operations earning higher fees as a commercial bank combined with increased fee income at FSBW reflecting deposit growth and pricing adjustments. In addition, there was a $289,000 increase in net gains on securities and loans sold in fiscal 1997 as compared to 1996.

Other Operating Expenses. Other operating expenses increased $9.0 million from $10.3 million for the year ended March 31, 1996, to $19.3 million for the year ended March 31, 1997. The increase in non-interest operating expenses for fiscal 1997 was primarily due to the addition of $4.2 million of IEB operating expenses during the eight month period subsequent to acquisition. Included in these IEB operating expenses is $592,000 of amortization of goodwill. In addition, fiscal 1997 expenses include the $2.4 million SAIF assessment. The increase also reflects growth of the Company including increased personnel costs and increases in legal, accounting and insurance costs relating to operating as a public company. This aggregate increase was marginally reduced by a $395,000 increase in capitalized loan origination costs reflecting a $67.9 million increase in loan origination volume for fiscal 1997 compared to the same period in 1996.

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

Yields Earned and Rates Paid
The earnings of the Company depend largely on the spread between the yield on interest-earning assets (primarily loans and investment securities) and the cost of interest-bearing liabilities (primarily deposit accounts and FHLB advances), as well as the relative size of the Company's interest-earning assets and interest-bearing liability portfolio.

Table I, Analysis of Net Interest Spread, sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances for a period have been calculated using the daily average during such period.

Changes in the economic and interest rate environment, competition in the marketplace and changes in asset and liability mix can cause the Company's average interest rate spread to increase or decrease. While strong competition and a generally unfavorable interest rate environment (a relatively flat yield curve brought about largely by declining intermediate and long term interest rates) have had negative effects on the Company's interest rate spread in recent periods, for the past two years the most significant impact on the Company's interest rate spread has come from changes in its asset and liability mix. On balance, those changes in mix have resulted in an expanding interest rate spread which has increased from 2.49% in 1996 to 2.83% in 1997 and again to 3.09% in 1998. Contributing to this increased spread has been a decline in the relative portion of the Company's assets invested in securities which was 39.8% of average earning assets in 1996, 36.8% in 1997, and 30.1% in 1998. In addition to the relative decline in investment securities and commensurate increase in loans, the mix of the loan portfolio has changed to include more higher yielding loans. Changes in the portfolio mix are evident in the higher yields on mortgage loans which increased from 8.35% in 1996 to 8.38% in 1997 and to 8.69% in 1998. Changes in the portfolio mix are also reflected in the increased portion of non-mortgage loans which increased from 0.7% of earning assets in 1996 to 5.4% of earning assets in 1997 and to 8.1% in 1998. Also, contributing to an improved interest rate spread has been a decline in the cost of deposits primarily brought about by the substantial increase in the amount of checking and NOW account balances. Deposit costs declined from 4.99% in 1996 to 4.55% in 1997 and to 4.47% in 1998.
Substantially offsetting the decline in deposit costs has been an increase in the use of more expensive FHLB advances and other borrowings. As a result, the cost of total interest-bearing liabilities, which declined from 5.12% in 1996 to 4.98% in 1997, increased to 5.06% in 1998. The acquisition of IEB, a commercial community bank, on August 1, 1996, significantly contributed to the changes in loan and deposit portfolio mix. Improvement in the Company's net interest margin over this same period mostly reflects the same changes associated with the increased net interest rate spread. However, counterbalancing to a degree this increased spread is the somewhat adverse impact on net interest margin resulting from the increased use of leverage which can be seen in the declining ratio of average interest-earning assets to average interest-bearing liabilities. Nonetheless, net interest margin increased from 3.33% in 1996 to 3.59% in 1997 and to 3.68% in 1998. Management believes that in the future increased net interest income will come primarily from increased volumes, although continued changes in asset and liability mix and a slightly more favorable interest rate environment may also add to net interest income.


                                           Table I:  Analysis of Net Interest Spread
                                          Years Ended March 31, (dollars in thousands)
                                  1998                         1997                       1996
                     -----------------------------  -------------------------- --------------------------
                     Average    Interest &  Yield/  Average  Interest & Yield/ Average  Interest & Yield/
                     Balance    Dividends   Cost    Balance  Dividends  Cost   Balance  Dividends  Cost
                     -------    ---------   ----    -------  ---------  ----   -------  ---------  ----
Interest-earning
 assets(1):
 Mortgage loans      $  645,577    $56,111   8.69%  $498,578  $41,797   8.38%  $324,400  $27,094   8.35%
 Agriculture/commercial
  loans                  57,516      5,587   9.71     30,120    2,829   9.39        886       76   8.58
Consumer and other
 loans                   27,412      2,997  10.93     16,494    1,923  11.66      2,714      299  11.02
                     ----------    -------  -----   --------  -------  -----   --------  -------  -----
   Total loans          730,505     64,695   8.86    545,192   46,549   8.54    328,000   27,469   8.37
 Mortgage-backed
  securities            189,572     12,522   6.61    181,148   12,420   6.86    107,847    7,170   6.65
 Securities and
  deposits              110,625      6,783   6.13    124,592    7,455   5.98    104,281    6,463   6.20
 FHLB stock              14,661      1,147   7.82     11,222      868   7.73      4,365      307   7.03
   Total investment  ----------    -------  -----   --------  -------  -----   --------  -------  -----
    securities          314,858     20,452   6.50    316,962   20,743   6.54    216,493   13,940   6.44
                     ----------    -------  -----   --------  -------  -----   --------  -------  -----
   Total interest-
    earning assets    1,045,363     85,147   8.15    862,154   67,292   7.81    544,493   41,409   7.61
Non-interest-earning                 -------  -----             -------  -----             -------  -----
 assets                  43,256                       30,217                     19,706
                     ----------                     --------                   --------
   Total assets      $1,088,619                     $892,371                   $564,199
                     ==========                     ========                   ========
Interest-bearing
 liabilities:
 Savings accounts        42,937      1,248   2.91     41,114    1,183   2.88     48,581    1,557   3.20
 Checking and NOW
  accounts(2)            96,166        899   0.93     69,525      864   1.24     32,831      636   1.94
 Money market accounts   76,048      3,073   4.04      61,42   62,077   3.38     31,760    1,014   3.19
 Certificates of
  deposit               351,042     20,069   5.72    305,336   17,612   5.77    267,458   15,769   5.90
                     ----------    -------  -----   --------  -------  -----   --------  -------  -----
   Total deposits       566,193     25,289   4.47    477,401   21,736   4.55    380,630   18,976   4.99
 Other interest-bearing
  liabilities:
   FHLB advances        276,328     16,782   6.07    214,563   12,504   5.83     66,252    3,842   5.80
   Other borrowings      79,210      4,580   5.78     37,971    2,132   5.61      7,620      469   6.15
                     ----------    -------  -----   --------  -------  -----   --------  -------  -----
   Total interest-
    bearing liabi-
    lities              921,731     46,651   5.06    729,935   36,372   4.98    454,502   23,287   5.12
Non-interest-bearing ----------    -------  -----   --------  -------  -----   --------  -------  -----
 liabilities             16,044                       14,507                     15,213
                     ----------                     --------                   --------
   Total liabilities    937,775                      744,442                    469,715
                     ----------                     --------                   --------
Equity                  150,844                      147,929                     94,484
                     ----------                     --------                   --------
   Total liabilities
    and equity       $1,088,619                     $892,371                   $564,199
                     ==========                     ========                   ========
Net interest income                $38,496                    $30,920                    $18,122
                                   =======                    =======                    =======
Interest rate spread                         3.09%                      2.83%                      2.49%
                                             ====                       ====                       ====
Net interest margin                          3.68%                      3.59%                      3.33%
Ratio of average                             ====                       ====                       ====
 interest-earning
 assets to average
 interest-bearing
 liabilities                               113.41%                    118.11%                    119.80%
                                           ======                     ======                     ======
-------------------
(1) Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.
(2) Average balances include non-interest-bearing deposits.

                                                         44

Table II, Rate / Volume Analysis, sets forth the effects of changing rates and volumes on net interest income of the Company.  Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) effects on interest income attributable to changes in rate and volume (change in rate multiplied by change in volume).

Table II:  Rate/Volume Analysis
                                       Year Ended March 31, 1998            Year Ended March 31, 1997
                                       Compared to March 31, 1997           Compared to March 31, 1996
                                       Increase (Decrease) Due to           Increase (Decrease) Due to
                                      -------------------------------    --------------------------------
                                                             (dollars in thousands)
                                                      Rate/                               Rate/
                                       Rate   Volume  Volume   Net       Rate    Volume   Volume    Net
Interest-earning assets:
 Mortgage loans(1)                    $1,539  $12,319  $456  $14,314     $  107  $14,544  $   52  $14,703
 Agriculture/commercial loans(1)          98    2,572    88    2,758          8    2,508     237    2,753
 Consumer and other loans(1)            (119)   1,273   (80)   1,074         17    1,519      88    1,624
                                      ------  -------  ----  -------     ------  -------  ------  -------
  Total loans(1)                       1,518   16,164   464   18,146        132   18,571     377   19,080
 Mortgage-backed securities             (455)     578   (21)     102        221    4,875     154    5,250
 Securities and deposits                 184     (835)  (21)    (672)      (223)   1,259     (45)     991
 FHLB stock                               10      266     3      279         32      481      49      562
                                      ------  -------  ----  -------     ------  -------  ------  -------
Total net change in interest income
 on interest-earning assets            1,257   16,173   425   17,855        162   25,186     535   25,883
                                      ------  -------  ----  -------     ------  -------  ------  -------
Interest-bearing liabilities:
 Deposits                               (416)   4,040   (71)   3,553     (1,643)   4,829    (426)   2,760

 FHLB advances                           529    3,601   148    4,278         16    8,602      44    8,662

 Other borrowings                          7    2,373    68    2,448        (40)   1,867    (164)   1,663
Total net change in interest expense  ------  -------  ----  -------     ------  -------  ------  -------
 on interest-bearing liabilities         120   10,014   145   10,279     (1,667)  15,298    (546)  13,085
                                      ------  -------  ----  -------     ------  -------  ------  -------
Net change in net interest income     $1,137  $ 6,159  $280  $ 7,576     $1,829  $ 9,889  $1,080  $12,798
                                      ======  =======  ====  =======     ======  =======  ======  =======

(1)  Does not include interest on loans 90 days or more past due.

                                                         45

Market Risk and Asset/Liability Management

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

The activities of the Company, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution's earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution's assets, liabilities, and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk impacting the Company's financial performance.

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company.

The principal objectives of asset/liability management are to evaluate the interest-rate risk exposure of the Company; to determine the level of risk appropriate given the Company's operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company's interest rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management the Company seeks to reduce the vulnerability of its earnings and capital position to changes in the level of interest rates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of the Company's senior management. The committee closely monitors the Company's interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.

The Company's primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk. The Company also utilizes market value analysis, which addresses changes in estimated net market value of equity arising from changes in the level of interest rates. The net market value of equity is estimated by separately valuing the Company's assets and liabilities under varying interest rate environments. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net equity value to changes in interest rates and provides an additional measure of interest rate risk.

The interest rate sensitivity analysis performed by the Company incorporates beginning of the period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model. The Company updates and prepares simulation modeling at least quarterly for review by senior management and the directors. The Company believes the data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Company's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

Sensitivity Analysis

Table III, Interest Rate Risk Indicators, sets forth as of March 31, 1998, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table III: Interest Rate Risk Indicators

                                           Estimated Change in
                                ------------------------------------------
      Change (In Basis Points)  Net Interest Income
       in Interest Rates (1)    Next 12 Months          Net Market Value
      ------------------------  -------------------  ---------------------
                                          (Dollars in thousands)

               +400            $ (570)   (1.5%)     $ (51,291)     (32.2%)
               +300               355     0.9%        (38,352)     (24.1%)
               +200               902     2.4%        (22,884)     (14.4%)
               +100               728     1.9%         (8,715)      (5.5%)
                  0                 0       0               0          0
               -100            (1,129)   (3.0%)          (311)      (0.2%)
               -200            (2,748)   (7.3%)        (2,791)      (1.8%)
               -300            (4,747)  (12.5%)        (9,102)      (5.7%)
               -400            (7,057)  (18.6%)       (17,535)     (11.0%)
---------------
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

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

Table IV, Interest Sensitivity Gap, presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 1998. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 1998, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $82.5 million, representing a one-year gap to total assets ratio of 7.15%.


Table IV:  Interest Sensitivity Gap
                                            6 Months
                                  Within       to      1-3      3-5       5-10       Over 10
                                  6 Months  One Year   Years    Years     Years      Years      Total
                                  --------  --------   -----    -----     -----      -----      -----
                                                                (dollars in thousands)
Interest-earning assets(1):
 Construction loans               $ 40,697  $ 29,262  $     --  $     --  $     --   $     --  $   69,959
 Fixed-rate mortgage loans          38,603    32,601   105,036    80,656    94,440     61,203     412,539
 Adjustable-rate mortgage loans    108,398    56,386    12,791    10,072        --         --     187,647
 Fixed-rate mortgage-backed
  securities                         4,364     4,331    15,540     7,197     4,860        829      37,121
 Adjustable-rate mortgage-backed
  securities                       153,107     4,832     1,062        --        --         --     159,001
 Fixed-rate agriculture/commercial
  loans                              4,497     3,539     7,981     4,319     1,668        277      22,281
 Adjustable-rate agriculture/
  commercial loans                  45,198        --        --        --        --         --      45,198
 Consumer and other loans           16,190     2,610     7,086     3,918     1,039         --      30,843
 Investment securities and
  interest-bearing deposits         61,749     9,895    18,770     6,385    13,370     24,460     134,629
                                  --------  --------  --------  --------   --------  --------  ----------
  Total rate-sensitive assets      472,803   143,456   168,266   112,547   115,377     86,769   1,099,218
                                  --------  --------  --------  --------   --------  --------  ----------
Interest-bearing liabilities(2):
 Regular savings and NOW accounts   14,672    14,673    34,236    34,236        --         --      97,817
 Money market deposit accounts      38,204    22,922    15,281        --        --         --      76,407
 Certificates of deposit           154,260    92,171    81,725    29,691    13,760         --     371,607
 FHLB advances                     108,946    23,250   103,163    61,190     1,000         --     297,549
 Other borrowings                   60,451        --    25,000        --        --         --      85,451
 Retail repurchase agreements        3,403       810       739     1,318        --         --       6,270
                                  --------  --------  --------  --------   --------  --------  ----------
  Total rate-sensitive
   liabilities                     379,936   153,826   260,144   126,435     14,760        --     935,101
Excess (deficiency) of interest-  --------  --------  --------  --------   --------  --------  ----------
 sensitive assets over interest-
 sensitive liabilities            $ 92,867  $(10,370) $(91,878) $(13,888)  $100,617  $ 86,769  $  164,117
Cumulative excess (deficiency) of ========  ========  ========= ========   ========  ========  ==========
 interest-sensitive assets        $ 92,867  $ 82,497  $ (9,381) $(23,269)  $ 77,348  $164,117  $  164,117
                                  ========  ========  ========= ========   ========  ========  ==========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities                124.44%   115.46%     98.82%   97.47%    108.27%   117.55%
117.55%
                                  ========  ========  ========= ========   ========  ========    ========
Interest sensitivity gap to
 total assets                         8.05%    (0.90%)    (7.96%)  (1.20%)     8.72%     7.52%     14.22%
                                      ======  ========    =======   ======    =======   =======  =======
Ratio of cumulative gap to total
 assets                               8.05%     7.15%     (0.81%)  (2.02%)     6.70%    14.22%     14.22%
                                    ======  ========    =======   ======    =======   =======     ======

                                      (footnotes on following page)

                                                         48

Footnotes for Table IV:  Interest Sensitivity Gap
(1) Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments. Mortgage loans and other loans are not reduced for allowances for loan losses and non-performing loans. Mortgage loans, mortgage-backed securities, other loans, and investment securities are not adjusted for deferred fees and unamortized acquisition premiums and discounts.

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $1.3 million or (0.11%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of mortgage loans and, since the acquisition of IEB, agriculture/commercial and consumer loans. During the years ended March 31, 1998, 1997 and 1996, the Company closed or purchased loans in the amounts of $562.4 million, $387.8 million and $274.2 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, other borrowings, and deposit growth. During 1996 additional funding was provided from the $98.6 million of net proceeds from the Company's initial stock offering. For the years ended March 31, 1998, 1997 and 1996, principal repayments on loans totaled $375.9 million, $207.5 million and $111.5 million respectively. During the three years ended March 31, 1998, 1997 and 1996, the Company sold $82.0 million, $36.9 million and $45.5 million, respectively, of mortgage loans. FHLB advances increased $66.0 million, $52.1 million and $116.7 million, respectively, for the same three years. During the three years ended March 31, 1998, 1997 and 1996, other borrowings increased $29.5 million, $41.9 million and $12.0 million. Net deposit growth was $46.6 million, $36.3 million excluding $134.6 million of deposits acquired with IEB, and $13.7 million for the years ended March 31, 1998, 1997 and 1996, respectively.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1998, 1997 and 1996, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At March 31, 1998, the Banks had outstanding loan commitments totaling $74.1 million and undisbursed loans in process totaling $54.5 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW maintains a credit facility with the FHLB-Seattle, which provides for advances which in aggregate may equal up to 45% of FSBW's assets, which as of March 31, 1998, could give a total credit line of $428.7 million. Advances under this credit facility totaled $297.2 million, or 31.2% of FSBW's assets at March 31, 1998. IEB also maintains credit lines with various institutions that would allow it to borrow up to $7.9 million.

At March 31, 1998, savings certificates amounted to $371.6 million, or 62.8%, of the Banks' total deposits, including $240.1 million which were scheduled to mature by March 31, 1999. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and FSBW and IEB to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets (see further discussion in note 17 to financial statements).

At March 31, 1998 the Company and its banking subsidiaries, FSBW and IEB, exceeded all current regulatory capital requirements and the Banks were categorized at the highest regulatory standard, "well-capitalized."

Table V, Regulatory Capital Ratios, shows the regulatory capital ratios of the Company, FSBW and IEB and minimum regulatory requirements for the Banks to be categorized as "well-capitalized."

Table V:  Regulatory Capital Ratios
                                                                   "Well-
                                                                 capitalized"
                                The                                Minimum
    Capital Ratios            Company        FSBW        IEB        Ratio
    --------------            -------        ----        ---        -----
 Total capital to risk-
  weighted assets              22.64%        18.67%      13.14%     10.00%
 Tier 1 capital to risk-
  weighted assets              21.41         17.42       12.07       6.00
 Tier 1 leverage capital
  to average assets            12.17          9.30        8.97       5.00

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A -  Quantitative and Qualitative Disclosures about Market Risk

See pages 46-49 of MD&A

ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 54.

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

{a} {1} Financial Statements

        See Index to Consolidated Financial Statements on page 54.

    {2} Financial Statement Schedules

        All financial statement schedules are omitted because that are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto or in Part 1, Item 1.

{b}     Reports on 8-K:

        Reports on form 8-k filed during the quarter ended March 31, 1998 are as follows:

               Date Filed                   Purpose
               ----------                   -------

               None

{c}     Exhibits

        See Index of Exhibits on page 92.

Signatures of Registrant

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 1998.

                                      FIRST SAVINGS BANK OF WASHINGTON
                                      BANCORP, INC.

                                      /s/ Gary Sirmon
                                      --------------------------------------
                                      Gary Sirmon
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 26, 1998.

/s/ Gary Sirmon                            /s/ D. Allan Roth
----------------------------------         ----------------------------------
Gary Sirmon                                D. Allan Roth
President and Chief Executive              Executive Vice President and Chief
Officer; Director (Principle               Financial Officer (Principle
Executive Officer)                         Financial and Accounting Officer)


/s/ Wilber Pribilsky                       /s/ Robert D. Adams
----------------------------------         ----------------------------------
Wilber Pribilsky                           Robert D. Adams
Director                                   Chairman of the Board

/s/ David Casper                           /s/ Morris Ganguet
----------------------------------         ----------------------------------
David Casper                               Morris Ganguet
Director                                   Director

/s/ R. R. "Pete" Reid                      /s/ Marvin Sundquist
----------------------------------         ----------------------------------
R. R. "Pete" Reid                          Marvin Sundquist
Director                                   Director


/s/ Dean W. Mitchell                       /s/Jesse G. Foster
----------------------------------         ----------------------------------
Dean W. Mitchell                           Jesse G. Foster
Director                                   Director

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
        FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                         (Item 8 and Item 14 (a) (1))



                                                                    Page
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .56
Consolidated Statements of Financial Condition as of
  March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . .57
Consolidated Statements of Income for the Years Ended
  March 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . .58
Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended March 31, 1998, 1997 and 1996 . . . . . . . . . . . . .59
Consolidated Statements of Cash Flows for the Years
  Ended March 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . .61
Notes to the Consolidated Financial Statements. . . . . . . . . . . .63

                    INDEPENDENT AUDITORS' REPORT



Board of Directors
First Savings Bank of Washington Bancorp, Inc. and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of First Savings Bank of Washington Bancorp, Inc. and subsidiaries (the Company) as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.


/s/Deloitte and Touche LLP

DELOITTE & TOUCHE LLP
May 22, 1998
Seattle, Washington

      FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands)
                            March 31, 1998 and 1997

                                                       1998            1997
                                                       ----            ----
ASSETS
Cash and due from banks                             $   42,529   $    24,488
Securities available for sale, cost
  $298,346 and $288,142                                302,419       287,516
Securities held to maturity, fair value $194
   and $987                                                194           987
Loans receivable:
   Held for sale, fair value $12,436 and $2,940         12,436         2,940
   Held for portfolio                                  752,338       649,689
   Allowances for loan losses                           (7,857)       (6,748)
                                                    ----------    ----------
                                                       756,917       645,881
Accrued interest receivable                              7,569         6,950
Real estate held for sale, net                             882         1,057
Federal Home Loan Bank stock                            16,050        12,807
Property and equipment, net                             11,379        10,534
Costs in excess of net assets acquired                  11,007        11,906
Deferred income tax asset, net                              --         1,220
Other assets                                             5,126         4,287
                                                    ----------    ----------
                                                    $1,154,072    $1,007,633
                                                    ==========    ==========
LIABILITIES
Deposits:
   Non-interest-bearing                             $   45,740    $   36,709
   Interest-bearing                                    545,831       508,258
                                                    ----------    ----------
                                                       591,571       544,967
Advances from Federal Home Loan Bank                   297,549       231,515
Other borrowings                                        91,723        62,185
Advances by borrowers for taxes and insurance            4,153         4,112
Accrued expenses and other liabilities                  12,273        11,086
Deferred compensation                                    3,798         2,814
Deferred income taxes payable, net                         541            --
Income taxes payable                                     2,280         2,318
                                                    ----------    ----------
                                                     1,003,888       858,997
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares
  authorized, no shares issued                              --            --
Common stock - $0.01 par value, 25,000,000 shares
  authorized, 10,910,625 shares issued:
   9,952,953 shares and 10,518,982 shares
   outstanding at March 31, 1998 and March
   31, 1997, respectively                                  109           109
Additional paid-in capital                             108,885       107,844
Retained earnings                                       72,962        62,572
Valuation reserve for securities available for
  sale                                                   2,680          (401)
Treasury stock, at cost: 957,672 shares and 391,643
  shares at March 31, 1998 and March 31, 1997,
  respectively                                         (20,979)       (6,954)
Unearned shares of common stock issued to employee
  stock ownership plan trust (ESOP):
    716,270 and 775,105 restricted shares
    outstanding at March 31, 1998 and March 31,
    1997, respectively, at cost                         (7,163)       (7,751)
Carrying value of shares held in trust for stock-
  related compensation plans                            (6,310)       (6,783)
                                                    ----------    ----------
                                                       150,184       148,636
                                                    ----------    ----------
                                                    $1,154,072    $1,007,633
                                                    ==========    ==========

                 See notes to consolidated financial statements

          FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands except for per share data)
              For the years ended March 31, 1998, 1997 and 1996

                                              1998       1997         1996
                                              ----       ----         ----
INTEREST INCOME:
    Loans receivable                       $  64,695   $  46,549   $  27,469
    Mortgage-backed securities                12,522      12,420       7,170
    Securities and cash equivalents            7,930       8,323       6,770
                                           ---------   ---------   ---------
                                              85,147      67,292      41,409
                                           ---------   ---------   ---------
INTEREST EXPENSE:
    Deposits                                  25,289      21,736      18,976
    Federal Home Loan Bank advances           16,782      12,504       3,842
    Other borrowings                           4,580       2,132         469
                                           ---------   ---------   ---------
                                              46,651      36,372      23,287
                                           ---------   ---------   ---------
    Net interest income before provision
      for loan losses                         38,496      30,920      18,122
PROVISION FOR LOAN LOSSES                      1,628       1,423         524
                                           ---------   ---------   ---------
    Net interest income                       36,868      29,497      17,598
OTHER OPERATING INCOME:
    Loan servicing fees                          813         746         723
    Other fees and service charges             2,411       1,490         450
    Gain on sale of loans                      1,375         674         606
    Gain (loss) on sale of securities              2           2        (219)
    Miscellaneous                                119         158          29
                                           ---------   ---------   ---------
    Total other operating income               4,720       3,070       1,589

OTHER OPERATING EXPENSES:
    Salary and employee benefits              13,960      11,230       6,143
    Less capitalized loan origination costs   (2,069)     (1,666)     (1,272)
    Occupancy  and equipment                   2,881       2,368       1,590
    Information and computer data services     1,322       1,012         718
    Advertising                                  502         448         346
    Savings Association Insurance Fund
      (SAIF) special assessment                   --       2,387          --
    Deposit insurance                            280         497         844
    Amortization of costs in excess of net
      assets acquired                            899         592          --
    Miscellaneous                              3,245       2,462       1,935
                                           ---------   ---------   ---------
    Total other operating expenses            21,020      19,330      10,304
                                           ---------   ---------   ---------
    Income before provision for income
       taxes                                  20,568      13,237       8,883

PROVISION FOR INCOME TAXES                     7,446       3,923       2,631
                                           ---------   ---------   ---------

NET INCOME                                 $  13,122   $   9,314   $   6,252
                                           =========   =========   =========
Earnings per common share:
    Basic                                   $   1.43    $   0.97         N/A
    Diluted                                 $   1.37    $   0.96
Cumulative dividends declared per
  common share                              $   0.30    $   0.22

           See notes to consolidated financial statements

     FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (in thousands)
           For the years ended March 31, 1998, 1997 and 1996

                                             1998         1997       1996
                                             ----         ----       ----
COMMON STOCK:
  Balance, beginning of year               $     109   $     109   $      --
  Proceeds from sale of stock in
    initial offering                                                     100
  Sale of stock to ESOP                                                    9
                                           ---------   ---------   ---------
  Balance, end of year                           109         109         109

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                 107,844     107,370          --
  Proceeds from sale of stock in
    initial offering net of
    underwriting costs                                                98,533
  Sale of stock to ESOP                                                8,719
  Release of earned ESOP shares                  839         417         118
  Reissuance of treasury stock for
    stock-related compensation plans             (29)         57
  Recognition of tax benefit related
    to release of MRP  shares                    231
                                           ---------   ---------   ---------
  Balance, end of year                       108,885     107,844     107,370

RETAINED EARNINGS:
  Balance, beginning of year                  62,572      55,343      50,099
  Net income                                  13,122       9,314       6,252
  Cash dividends                              (2,732)     (2,085)     (1,008)
                                           ---------   ---------   ---------
  Balance, end of year                        72,962      62,572      55,343

VALUATION RESERVE FOR SECURITIES
AVAILABLE FOR SALE:
  Balance, beginning  of year                   (401)        774         152
  Change in valuation reserve                  3,081      (1,175)        622
                                           ---------   ---------   ---------
  Balance, end of year                         2,680        (401)        774

TREASURY STOCK:
  Balance, beginning of year                  (6,954)         --          --
  Purchases of treasury stock                (13,993)    (12,905)
  Purchases of treasury stock for
    exercised stock options                      (74)
  Reissuance of treasury stock for MRP
    and/or exercised stock options                74       5,957
  Repurchase of forfeited shares from MRP        (32)         (6)
                                           ---------   ---------   ---------
  Balance, end of year                       (20,979)     (6,954)         --

UNEARNED, RESTRICTED ESOP SHARES AT COST:
  Balance, beginning of year                  (7,751)     (8,331)         --
  Sales of stock to ESOP                                              (8,728)
  Release of earned ESOP shares                  588         580         397
                                           ---------   ---------   ---------
    Balance, end of year                      (7,163)     (7,751)     (8,331)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS:
  Balance, beginning of year                  (6,783)     (1,123)         --
  Net change in number and/or valuation
    of shares held in trust                     (740)       (548)     (1,123)
  Reissuance of treasury stock for MRP                    (6,014)
  Amortization of compensation related
     to MRP                                     1213         902
                                           ---------   ---------   ---------
  Balance, end of year                        (6,310)     (6,783)     (1,123)
                                           ---------   ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                 $ 150,184   $ 148,636   $ 154,142
                                           =========   =========   =========

     FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           ( in thousands)
           For the years ended March 31, 1998, 1997 and 1996


                                              1998        1997        1996
                                              ----        ----        ----
Common stock , shares issued:
   Number of shares, beginning of year        10,911      10,911          --
   Shares issued in initial offering                                  10,038
   Sale of stock to ESOP                                                 873
                                           ---------   ---------   ---------
   Number of shares, end of year              10,911      10,911      10,911
                                           ---------   ---------   ---------

TREASURY STOCK, SHARES HELD:
    Number of shares, beginning of year         (392)         --          --
    Purchase of treasury stock                  (564)       (795)
    Purchase of treasury stock for
      exercised stock options                     (3)
    Reissuance of treasury stock to
      deferred compensation plan and/
      or exercised stock options                   3         404
    Repurchase of shares forfeited from MRP       (2)         (1)
                                           ---------   ---------   ---------
    Number of shares, end of year               (958)       (392)         --
                                           ---------   ---------   ---------
    Shares outstanding, end of year            9,953      10,519      10,911
                                           =========   =========   =========
UNEARNED, RESTRICTED ESOP SHARES:
    Number of shares, beginning of year         (775)       (833)         --
    Sale of stock to ESOP                                               (873)
    Release of earned shares                      59          58          40
                                           ---------   ---------   ---------
    Number of shares, end of year               (716)       (775)       (833)
                                           =========   =========   =========

     FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
            For the years ended March 31, 1998, 1997 and 1996

                                              1998       1997        1996
                                              ----       ----        ----
OPERATING ACTIVITIES:
   Net income                              $ 13,122    $   9,314   $   6,252

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Deferred taxes                            374         (315)       (240)
      Depreciation                            1,135          744         477
      Loss (gain) on sale of securities          (2)          (2)        220
      Net amortization of premiums and
       discounts on investments                 287         (595)        152
      Amortization of costs in excess of
       net assets acquired                      899          592          --
      Amortization of MRP compensation
       liability                              1,213          902          --
      Loss (gain) on disposal of equipment       (7)          --          --
      Loss (gain) on sale of loans           (1,375)        (699)       (607)
      Net change in deferred loan fees,
       premiums and discounts                   523          792        (347)
      Loss (gain) on  disposal of real
       estate held for sale                      30           62          --
      Amortization of mortgage servicing
       rights                                   100           72          76
      Capitalization of mortgage servicing
       rights from sale of mortgages
       with servicing retained                 (442)          --          --
      Provision for losses on loan and real
       estate held for sale                   1,628        1,423         454
      FHLB stock dividend                    (1,146)        (868)       (306)
      Cash provided (used) in operating
       assets and liabilities:
        Loans held for sale                  (9,496)         665       1,022
        Accrued interest receivable            (619)        (335)     (1,316)
        Other assets                           (482)          90        (759)
        Deferred compensation                   288          258         510
        Accrued expenses and other
         liabilities                          1,038          546       2,243
        Income taxes payable                    (38)        (256)      1,379
                                           ---------   ---------   ---------
           Net cash provided by
            operating activities              7,030       12,390       9,210
                                           ---------   ---------   ---------
INVESTING ACTIVITIES:
   Purchases of securities available
    for sale                               (233,660)    (485,548)   (554,799)
   Principal repayments and maturities of
    securities available for sale           221,766      534,177     408,063
   Sales of securities available for sale     1,405          769      21,183
   Purchases of securities held to maturity      --           --      (2,215)
   Principal repayments and maturities
    of securities held to maturity              793        1,092       4,600
   Purchases of mortgage servicing rights        --           --        (176)
   Loans originated and closed, net        (511,398)    (270,240)   (208,303)
   Purchases of loans and participating
    interest in loans                       (51,049)    (117,584)    (65,929)
   Sales of loans and participating
    interest in loans                        82,017       36,942      45,523
   Principal repayments on loans            375,868      207,526     111,547
   Purchases of FHLB stock                   (2,097)      (2,909)     (4,990)
   Proceeds from sale  of property,
    equipment and real estate acquired
    for development                              13            5          --
   Purchases of property and equipment       (1,986)      (1,463)     (1,272)
   Additional investment in real estate
    held for sale, net of insurance
    proceeds                                    (26)          --         (34)
   Basis of real estate held for sale
    acquired in settlement of loans
    and disposed of during the year           2,417          652         658
   Funds transferred to deferred
    compensation plans                          (91)         (94)       (858)
   Acquisition of IEB, net of cash acquired      --      (17,289)         --
                                           ---------   ---------   ---------
      Net cash used by investing
       activities                          $(116,028)  $(113,964)  $(247,002)
                                           ---------   ---------   ---------

                            Continued on next page

      FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
            For the years ended March 31, 1998, 1997 and 1996

                     (Continued from prior page)


                                             1998        1997        1996
                                             ----        ----        ----
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock   $      --   $      --   $ 107,361
  Funding provided to ESOP for purchase
   of common stock                                --          --      (8,728)
  Compensation expense recognized for
   shares released for allocation to
   participants of the ESOP:
     Original basis of shares                    588         580         397
     Excess of fair value of released
      shares over basis                          839         417         118
  Increase (decrease) in deposits             46,604      36,293      13,712
  Proceeds from FHLB advances                640,025     600,327     480,152
  Repayment of FHLB advances                (573,991)   (548,231)   (363,444)
  Proceeds from repurchase agreement
   borrowings                                 33,687      42,444       9,863
  Repayment of repurchase agreement
   borrowings                                   (431)       (133)         --
  Cash dividends paid                         (2,583)     (1,907)       (504)
  Increase (decrease) in other borrowings     (3,718)       (398)      2,162
  Increase (decrease) in borrowers'
   advances for taxes and insurance               41         549         232
  Net cost of exercised stock options            (29)         --          --
  Purchases of treasury stock                (13,993)    (12,905)         --
                                           ---------   ---------   ---------
      Net cash provided by financing
        activities                           127,039     117,036     241,321
                                           ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
 DUE FROM BANKS                               18,041      15,462       3,529
CASH AND DUE FROM BANKS, BEGINNING
 OF PERIOD                                    24,488       9,026       5,497
                                           ---------   ---------   ---------
CASH AND DUE FROM BANKS, END OF PERIOD     $  42,529   $  24,488   $   9,026
                                           =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                            $  46,311   $  35,744   $  22,701
  Taxes paid                               $   7,108   $   4,494   $   1,496
  Non-cash transactions:
    Loans, net of discounts, specific
     loss allowances and unearned
     income transferred to real estate
     held for sale                         $   2,246   $   1,059   $     678
    Securities transferred from held to
     maturity to available for sale        $      --   $      --   $ 142,519
    Net change in accrued dividends
     payable                               $     149   $     178   $     504
    Net change in unrealized gain (loss)
     in deferred compensation
     trust and related liability           $     707   $     475   $     284
    Treasury stock reissued to MRP         $      --   $   6,014   $      --
    Treasury stock forfeited by MRP        $      32   $       6   $      --
    Recognize tax benefit of vested
     MRP shares                            $     231   $      --   $      --

FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 1998, 1997 and 1996

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

First Savings Bank of Washington Bancorp, Inc. is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington and Inland Empire Bank (IEB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund
(SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its sixteen branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon. The Company's only significant assets are the capital stock of its subsidiaries, its loan to FSBW's ESOP (see
Note 15) and the portion of the net proceeds retained from the offering. The Company has no significant liabilities.

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

Nature of Business: The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits, Federal Home Loan Bank (FHLB) advances and repurchase agreements. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.

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

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of stockholders' equity until realized. Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

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

Interest is accrued as earned unless management doubts the collectibility of the loan or the unpaid interest. Interest accruals are generally discontinued when loans become 90 days past due for interest. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Future collection of interest is included in interest income based upon an assessment of the likelihood that the loans will be repaid or recovered. A loan may be put in nonaccrual status sooner than this policy would dictate if, in management's judgment, the loan may be uncollectible. Such interest is then recognized as income only if it is ultimately collected.

Costs in Excess of Net Assets Acquired: Costs in excess of net assets acquired (goodwill) is an intangible asset arising from the purchase of IEB. It is being amortized on a straight line basis over the 14 year period of expected benefit. The Company periodically evaluates goodwill for impairment.

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

The Banks assess the fair value of unamortized remaining servicing rights for impairment on a stratum by stratum basis every quarter by using secondary market quotes for comparable packages of serviced loans and a valuation model that calculates the present value of future cash flows using market discount rates and market based assumptions for prepayment speeds, servicing costs and ancillary income for those pools of serviced mortgages for which secondary market quotes are not readily available. For purposes of measuring impairment, the servicing rights are stratified based on their original and remaining term to maturity and balance outstanding.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transactions occurring after December 31, 1996. SFAS No. 125 superseded SFAS No. 122 Accounting for Mortgage Servicing Rights and amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities to eliminate the
distinction between normal and excess servicing rights.   The Banks adopted
SFAS No. 125 on January 1, 1997, and account for their mortgage servicing rights accordingly. The adoption did not have a material impact.

Allowances for Loan Losses: The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including actual loan loss experience and current and anticipated economic conditions. This policy is applicable to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Loans that are collectively evaluated for impairment by the Banks include residential real estate and consumer loans. Residential construction and land, commercial real estate and commercial business loans greater than $150,000 and unsecured loans greater than $25,000 are individually evaluated for impairment. Loans secured by real estate with balances less than $150,000 and unsecured loans less than $25,000 may be evaluated collectively for impairment. Loans are considered impaired if the present value of expected future cash flows discounted at the loan's effective interest rate (or, alternatively, the observable market price of the loan or the fire value of the collateral) is less than the recorded investment in the impaired loan. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the principal balance of the defaulted loan. Development, improvement, and direct holding costs relating to the property are capitalized. The carrying value of such property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value. Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized. The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of future market factors beyond the Banks' control or because of changes in the Banks' strategy for recovering the investment.

Depreciation: The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year at rates adequate to charge off the related costs over their estimated useful lives.

     Buildings and improvements. . . . . . . . . . . . . . . . . .10-30 years
     Furniture and equipment . . . . . . . . . . . . . . . . . . . 3-10 years

Routine maintenance, repairs, and replacement costs are expensed as incurred. Expenditures which materially increase values or extend useful lives are capitalized.

Loan Origination and Commitment Fees: Loan origination fees, net of certain specifically defined direct loan origination costs, are deferred and recognized as an adjustment of the loans' interest yield using the level yield method over the contractual term of each loan adjusted for actual loan prepayment experience. Net deferred fees or costs related to loans held for sale are recognized in income at the time the loans are sold. Loan commitment fees are deferred until the expiration of the commitment period unless management believes there is a remote likelihood that the underlying commitment will be exercised, in which case the fees are amortized to fee income using the straight-line method over the commitment period. If a loan commitment is exercised, the deferred commitment fee is accounted for in the same manner as a loan origination fee. Deferred commitment fees associated with expired commitments are recognized as fee income.

Income Taxes: The Company files a consolidated income tax return including all of its wholly owned subsidiaries on a calendar year basis. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. Where state income tax laws do not permit consolidated income tax returns, applicable state income tax returns are filed.

Employee Stock Ownership Plan: FSBW sponsors an Employee Stock Ownership Plan
(ESOP). The ESOP purchased 8% of the shares of common stock issued in the reorganization and initial public stock offering pursuant to the subscription rights granted under the ESOP plan. The ESOP borrowed $8,728,500 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contribution to the ESOP, and the collateral for the loan is the Company's common stock purchased by the ESOP. As the debt is repaid shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants' accounts. As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest (see additional discussion in Note 15).

New Accounting Standards: In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure matters, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

Earnings Per Share: In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. SFAS No. 128 is effective for reporting periods ending after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 and has restated all periods. Earnings per share are not presented for periods beginning prior to conversion to stock form, October 31, 1995, as FSBW was a wholly-owned subsidiary of a mutual holding company.

Reclassification: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Note 2: ACQUISITIONS

Inland Empire Bank:
The Company completed the acquisition of IEB effective August 1, 1996. The Company paid the former shareholders of IEB $60.8951 per share, in cash, for a total acquisition price of $32.8 million. The acquisition of IEB was treated as a purchase for accounting purposes. Accordingly, under GAAP, the assets and liabilities of IEB have been recorded on the books of the Company at their respective fair market values at the effective date the acquisition was consummated. Goodwill, the excess of the purchase price (cost) over the net fair value of the assets and liabilities acquired, was recorded at $12.5 million. Amortization of goodwill over a 14 year period will result in a charge to earnings of approximately $893,000 per year. Because of the amount of assets of IEB acquired by the Company, the financial results for March 31, 1997, are not generally comparable to those of the year before. The combined organization at March 31, 1997, was significantly larger than it was the year before.

The financial statements for the year ended, March 31, 1997 include the operations of the two institutions from August 1, 1996, to March 31, 1997.
The following information presents the actual results of operations for the year ended March 31, 1998 and the pro forma results of operations for the years ended March 31, 1997 and 1996, as though the acquisition had occurred on April 1, 1995. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies.
(in thousands except per share amounts)

                                          Year ended March 31,
                                  --------------------------------------
                                    Actual          Unaudited  pro forma
                                  ---------       ----------------------
                                       1998            1997         1996
                                       ----            ----         ----

  Net interest income before
    provision for loan loss       $  38,496       $  33,727     $  26,117
  Net income                         13,122           9,885         7,983
  Net income per share:
     Basic                        $    1.43       $    1.03           N/A
     Diluted                      $    1.37       $    1.02           N/A

Subsequent acquisition of Towne Bancorp, Inc.:
Subsequent to year end on April 1, 1998 the Company completed the acquisition of Towne Bancorp, Inc. (TB). The Company paid approximately $28.1 million in cash and common stock for all of the outstanding common shares and stock options of TB. TB is the holding company for Towne Bank, headquartered in Woodinville, Washington, a Seattle suburb. The acquisition will be accounted for as a purchase and will result in the recording of approximately $19.2 million of costs in excess of the fair value of Towne Bank net assets acquired (goodwill). Goodwill assets will be amortized over a 14 year period and will result in a charge to earnings of approximately $1,375,000 per year. Founded in 1991, Towne Bank is a community business bank with approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. Towne Bank operates four full service branches in the Seattle, Washington metropolitan area in Woodinville, Redmond, Bellevue and Renton and plans to open its Bothell branch in June 1998.

TB shareholders overwhelmingly approved the merger on March 10, 1998. TB's shareholders, who were given the opportunity to make an election, received either 3.355 shares of the Company's common stock plus $11.78, or $91.62 per share in cash for each share of TB they owned. The Company issued 775,884 shares of stock and paid out $7.65 million in cash to TB shareholders in connection with the completion of the acquisition.

Note 3: CASH AND DUE FROM BANKS

Cash and due from banks consisted of the following (in thousands):

                                                        March 31
                                              ---------------------------
                                                  1998             1997
                                                  ----             ----

      Cash on hand and demand deposits        $  26,942        $  15,639
      Cash equivalents:
        Short-term interest-bearing deposits     10,342            1,866
      Federal funds sold                          5,245            6,983
                                              ---------        ---------
                                              $  42,529        $  24,488
                                              =========        =========

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $2.8 million and $2.5 million at March 31, 1998 and 1997, respectively.

Note 4: SECURITIES AVAILABLE FOR SALE

  The amortized cost and estimated fair value of securities available for sale are summarized as follows (in thousands):

                                                March 31, 1998
                                 --------------------------------------------
                                               Gross      Gross     Estimated
                                 Amortized   unrealized unrealized     fair
                                   cost        gains      losses      value
                                 ---------   ---------- ----------  ---------
U. S. Government and agency
  obligations                    $  65,414   $      232 $      (52) $  65,594
Municipal bonds                     30,607        1,489         (3)    32,093
Corporate bonds                      4,279           43        (18)     4,304
Mortgage-backed securities:
  FHLMC certificates                 3,308           74        (21)     3,361
  GNMA certificates                 16,499          363         --     16,862
  FNMA certificates                  6,010           82        (44)     6,048
  Collateralized mortgage
   obligations                     171,367        1,074     (1,582)   170,859
FHLMC stock                            549        2,335         --      2,884
FARMERMAC stock                         10           28         --         38
FNMA stock                             303           73         --        376
                                 ---------   ---------- ----------  ---------
                                 $ 298,346   $    5,793 $   (1,720) $ 302,419
                                 =========   ========== ==========  =========

Proceeds from sales of securities during fiscal 1998 were $1,405,000. Gross gains of $1,800 and gross losses of $0 were realized on those sales.

At March 31, 1998, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government and agencies thereof) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.

                                                March 31, 1997
                                 --------------------------------------------
                                               Gross      Gross     Estimated
                                 Amortized   unrealized unrealized     fair
                                   cost        gains      losses      value
                                 ---------   ---------- ----------  ---------

U. S. Government and agency
  obligations                    $  67,986   $       18 $     (587) $  67,417
Municipal bonds                     32,884        1,186       (101)    33,969
Corporate bonds                      8,031           11        (45)     7,997
Mortgage-backed securities:
 FHLMC certificates                  3,827           66        (25)     3,868
 GNMA certificates                  20,698           60       (485)    20,273
 FNMA certificates                   7,286           63        (68)     7,281
 Collateralized mortgage
   obligations                     145,068          607     (2,722)   142,953
FHLMC stock                          2,049        1,342         --      3,391
FARMERMAC stock                         10           14         --         24
FNMA stock                             303           40         --        343
                                 ---------    --------- ----------  ---------
                                 $ 288,142    $   3,407 $   (4,033) $ 287,516
                                 =========    ========= ==========  =========

Proceeds from sales of securities during fiscal 1997 were $769,000. Gross gains of $2,000 and gross losses of $0 were realized on those sales.

At March 31, 1997, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government and agencies thereof) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.

The amortized cost and estimated fair value of securities available for sale at March 31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         March 31, 1998
                                                     -----------------------
                                                     Amortized    Estimated
                                                       cost       fair value
                                                     ---------    ----------
Due in one year or less                              $  34,508    $  34,604
Due after one year through five years                   35,918       39,019
Due after five years through ten years                  40,739       41,610
Due after ten years                                    187,181      187,186
                                                     ---------    ---------
                                                     $ 298,346    $ 302,419
                                                     =========    =========

Note 5: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (in thousands):

                                              March 31, 1998
                                --------------------------------------------
                                             Gross      Gross      Estimated
                                Amortized  unrealized  unrealized    fair
                                  cost      gains      losses       value
                                ---------  ----------  ----------  ---------

Certificates of deposit         $     194  $       --  $       --  $     194
                                =========  ==========  ==========  =========

                                              March 31, 1997
                                --------------------------------------------
                                             Gross      Gross      Estimated
                                Amortized  unrealized  unrealized    fair
                                  cost      gains      losses       value
                                ---------  ----------  ----------  ---------

Certificates of deposit         $     987  $       --  $       --  $     987
                                =========  ==========  ==========  =========

The amortized cost and estimated fair value of securities held to maturity at March 31, 1998, by contractual maturity, are shown below (in thousands):

                                                 Amortized       Estimated
                                                   cost          fair value
                                                 ---------       ----------
Due in one year or less                          $     194       $      194
                                                 =========       ==========

Note 6: ADDITIONAL INFORMATION REGARDING COMPOSITION OF SECURITIES AND CASH EQUIVALENT INTEREST INCOME

The following table sets forth the composition of income from securities and deposits for the periods indicated (in thousands):

                                                      Years ended
                                                        March 31
                                            ------------------------------
                                                1998       1997      1996
                                            --------   --------   --------

Taxable interest income                     $  4,647   $  5,227   $  4,438
Tax-exempt interest income                     2,031      2,033      1,855
Other stock-dividend income                      105        195        170
Federal Home Loan Bank stock-dividend income   1,147        868        307
                                            --------   --------   --------
  Total securities and cash equivalent
    interest income                         $  7,930   $  8,323   $  6,770
                                            ========   ========   ========

Note 7: LOANS RECEIVABLE

Loans receivable at March 31 are summarized as follows (in thousands) (Includes loans held for sale):

                                                       1998        1997
                                                       ----        ----

One- to four-family real estate loans              $  423,850   $  395,418
Commercial and multifamily real estate loans          167,859      129,198
Construction and land                                 132,409      110,262
Agriculture/commercial                                 67,611       47,846
Credit card, consumer and other                        30,842       25,092
                                                   ----------   ----------
                                                      822,571      707,816
Less:
   Loans in process                                   (54,500)     (52,412)
   Deferred loan fees, discounts and premiums          (3,297)      (2,775)
   Allowances for loan losses                          (7,857)      (6,748)
                                                   ----------    ---------
                                                   $  756,917    $ 645,881
                                                   ==========    =========

Loans serviced for others totaled $211,662,000 and $208,359,000 at March 31, 1998 and 1997, respectively. Custodial accounts maintained in connection with this servicing totaled $4,169,000 and $2,963,000 at March 31, 1998 and 1997, respectively.

The Banks' outstanding mortgage loan commitments totaled $74,087,000 and $36,779,000 at March 31, 1998 and 1997, respectively. In addition, the Banks had outstanding commitments to sell loans of $6,037,000 at March 31, 1998.

Nonaccrual loans totaled $1,270,000 and $2,082,000 at March 31, 1998 and 1997, respectively. Nonaccrual loans at year end are composed of residential real estate and consumer loans and on a collective basis they are not considered "Impaired" under SFAS No. 114.

Loans held for sale at March 31, 1998, of $12,436,000 are stated net of any unrealized losses, undisbursed loans in process and deferred loan fees.

Loans held for sale at March 31, 1997, of $2,940,000 are stated net of any unrealized losses, undisbursed loans in process and deferred loan fees.

The Banks originate both adjustable- and fixed-rate loans. At March 31, 1998, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

     Fixed-rate (term to maturity):

      One month to one year                                         $  29,023
      One to three years                                               23,892
      Three to five years                                              57,925
      Five to ten years                                                35,560
      Over ten years                                                  309,519
                                                                    ---------
                                                                    $ 455,919
                                                                    =========
     Adjustable-rate (term to rate adjustment):

      One month to one year                                         $ 250,491
      One to three years                                               32,236
      Three to five years                                              23,083
      Five to ten years                                                   215
      Over ten years                                                    2,830
                                                                    ---------
                                                                    $ 308,855
                                                                    =========

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

A summary of changes in the Banks' loans to their directors, officers, and employees and their affiliated companies for the years ended March 31 is as follows:
                                                      1998          1997
                                                      ----          ----

     Loans outstanding, April 1                   $ 6,389,190   $ 5,081,363
        Acquired with purchase of IEB                      --     1,982,264
        Loan disbursements                          2,727,497       955,061
        Loan repayments                            (2,034,524)   (1,629,498)
                                                  -----------   -----------
     Loans outstanding, March 31                  $ 7,082,163   $ 6,389,190
                                                  ===========   ===========

Note 8: ALLOWANCES FOR LOAN AND REAL ESTATE HELD FOR SALE LOSSES

An analysis of the changes in the allowances for loan and real estate held for sale losses is as follows for the three years ended March 31, 1998 (in thousands):

                                                                  Real estate
                                                      Loans          held
                                                    receivable     for sale
                                                    ----------    ---------
Balance, April 1, 1995                              $    3,549    $     774

     Provision (recoveries)                                524          (70)
     Net charge-offs                                       (22)        (704)
                                                    ----------    ---------
Balance, March 31, 1996                                  4,051           --

     Acquired with IEB                                   1,416           --
     Provision                                           1,423           --
Net charge-offs                                           (142)          --
                                                    ----------    ---------
Balance, March 31, 1997                                  6,748           --

     Provision                                           1,628           --
     Net charge-offs                                      (519)          --
                                                    ----------    ---------
Balance, March 31, 1998                             $    7,857    $      --
                                                    ==========    =========

Note 9: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at March 31 are summarized as follows (in thousands):

                                                        1998        1997
                                                        ----        ----
Land                                                 $  2,199    $  2,199
Buildings and improvements                             11,458      11,308
Furniture and equipment                                 7,508       5,835
                                                     --------    --------
                                                       21,165      19,342
Accumulated depreciation                               (9,786)     (8,808)
                                                     --------    --------
                                                     $ 11,379    $ 10,534
                                                     ========    ========

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

Note 10: DEPOSITS

Customer deposits consist of the following at March 31 (in thousands):

                                                       1998         1997
                                                       ----         ----
  Demand, NOW and Money Market accounts,
    including non-interest-bearing deposits
    in 1998 and 1997 of $45,740 and $36,709,
    respectively, 0% to 6%                        $  177,880     $  170,499

  Regular savings, 2% to 6%                           42,084         44,131

  Certificate accounts:
       2.01% to 4%                                     1,338          1,220
       4.01% to 6%                                   299,463        265,473
       6.01% to 8%                                    68,214         60,069
       8.01% to 10%                                    2,587          3,571
       10.01% to 12%                                       5              4
                                                  ----------     ----------
                                                     371,607        330,337
                                                  ----------     ----------
                                                  $  591,571     $  544,967
                                                  ==========     ==========

Deposits at March 31, 1998 and 1997 include public funds of $14,576,000 and $13,217,000, respectively. Securities with a carrying value of $9,137,000 and $4,940,000 were pledged as collateral on these deposits at March 31, 1998 and 1997, respectively, which exceeds the minimum collateral requirements established by the state regulations.

Scheduled maturities of certificate accounts at March 31 are as follows (in thousands):

                                                       1998         1997
                                                       ----         ----
     Due in less than one year                     $  240,074    $  212,853
     One to two years                                  74,519        53,553
     Two to three years                                13,565        26,049
     Three to four years                               11,288         6,998
     Four to five years                                18,652         7,916
     After five years                                  13,509        22,968
                                                   ----------    ----------
                                                   $  371,607    $  330,337
                                                   ==========    ==========

Included in deposits are certificates of deposit in excess of $100,000 of $80,608,000 and $58,423,000 at March 31, 1998 and 1997, respectively.
Interest on certificates in excess of $100,000 totaled $3,901,000, $2,945,000 and $2,102,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

Deposit interest expense by type for the years ended March 31 is as follows (in thousands):

                                                1998       1997       1996
                                                ----       ----       ----

     Certificates                            $  20,069  $  17,314  $  15,768
     Demand, NOW and Money Market accounts       3,972      3,239      1,650
     Regular savings                             1,248      1,183      1,558
                                             ---------  ---------  ---------
                                             $  25,289  $  21,736  $  18,976
                                             =========  =========  =========

Note 11: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

FSBW has entered into borrowing arrangements with the Federal Home Loan Bank of Seattle (FHLB) to borrow funds under a short-term cash management advance program and long-term loan agreements. All borrowings are secured by stock of, and cash held by the FHLB. Additionally, mortgage loans receivable and securities issued, insured, or guaranteed by the U. S. Government or agencies thereof are pledged as security for the loans. At March 31, 1998, FHLB advances were scheduled to mature as follows (in thousands):

                            Adjustable-         Fixed-
                              rate               rate             Total
                            advances            advances         advances
                         --------------   ---------------   --------------
                         Rate*   Amount   Rate*    Amount    Rate*   Amount
                         -----   ------   -----    ------    -----   ------
 Due in less than
  one year              5.69%    $2,400   5.89%   $ 99,796   5.88%  $102,196
 One to two years         --         --   6.30      74,350   6.30     74,350
 Two to three years       --         --   6.21      18,813   6.21     18,813
 Three to four years      --         --   6.77      27,000   6.77     27,000
 Four to five years       --         --   5.81      57,190   5.81     57,190
 Over five years          --         --   5.35      18,000   5.35     18,000
                                 ------           --------          --------
                        5.69%    $2,400   6.04%   $295,149   6.04%  $297,549
                                 ======           ========          ========
* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the year ended March 31 (in thousands):

                                             1998        1997        1996
                                             ----        ----        ----

   Maximum outstanding at any month end   $ 299,377   $ 235,098   $ 179,419
   Average outstanding                      276,328     214,563      66,252
   Weighted average interest rates:
       Annual                                  6.07%       5.83%       5.80%
       End of year                             6.04        5.96        5.43
   Interest expense during the year       $  16,782   $  12,504   $   3,842

Note 12: OTHER BORROWINGS

Retail Repurchase Agreements included in other borrowings are due generally within 90 days with interest. At March 31, 1998, they carry interest rates ranging from 4.25% to 7.18%, payable at maturity, and are secured by the pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a fair value of $9,757,000 as of March 31, 1998.

A summary of retail repurchase agreements at March 31 by the period remaining to maturity is as follows (in thousands):

                                             1998               1997
                                    ------------------  --------------------
                                    Weighted            Weighted
                                     average             average
                                      rate     Balance    rate       Balance
                                      ----     -------    ----       -------

     Due in less than one year        5.39%    $ 4,466    5.55%      $ 8,215
     Two to three years               6.10         738      --            --
     Three to four years                --          --    6.10           695
     Four to five years               7.18       1,066      --            --
     After five years                   --          --    7.18         1,060
                                               -------               -------
                                      5.78%    $ 6,270    5.76%      $ 9,970
                                               =======               =======

The maximum and average outstanding balances and average interest rates on retail repurchase agreements were as follows for the year ended March 31 (in thousands):

                                          1998          1997         1996
                                          ----          ----         ----

Maximum outstanding at any month end   $  10,206     $  11,119     $  9,789
Average outstanding                        6,934        11,322        7,620
Weighted average interest rates:
   Annual                                   5.77%         4.80%        6.15%
   End of year                              5.78          5.76         5.35
Interest expense during the year       $     400     $     543     $    462

Wholesale Repurchase Agreements:   The table below outlines the wholesale
repurchase agreements as of March 31, 1998 and 1997. The agreements to repurchase are secured by mortgage-backed securities with a fair value of $91,336,000 at March 31, 1998. The Broker holds the security while FSBW continues to receive the principal and interest payments from the security. Upon maturity of the agreement the pledged securities will be returned to FSBW.

A summary of wholesale repurchase agreements at March 31 by the period remaining to maturity is as follows (in thousands):

                                      1998                    1997
                               -------------------      -------------------
                               Weighted                 Weighted
                               average                  average
                                rate      Balance         rate     Balance
                                ----      -------         ----     -------
  Due in less than one year     5.64%     $ 60,430        5.40     $ 27,174
  One to two years              5.68        25,000        5.68       25,000
                                          --------                 --------
                                5.65%     $ 85,430        5.53     $ 52,174
                                          ========                 ========
The maximum and average outstanding balances and average interest rates on wholesale repurchase agreements were as follows for the year ended March 31 (in thousands):

                                             1998        1997       1996
                                             ----        ----       ----
  Maximum outstanding at any month end    $ 85,430    $  52,174  $  9,863
  Average outstanding                       72,276       26,649       162
  Weighted average interest rates:
     Annual                                   5.78%        5.96%     5.41%
     End of year                              5.65         5.53      5.41
  Interest expense during the year        $  4,180    $   1,589  $      7


Note 13: INCOME TAXES

The recently enacted Small Business Job Protection Act of 1996 (the "Job Protection Act") requires that a qualified thrift institution, such as FSBW, recapture, for federal income tax purposes, that portion of the balance of its tax basis bad debt reserves that exceeds the December 31, 1987 balance, with certain adjustments. Such recaptured amounts are to be generally taken into ordinary income ratably over a six-year period beginning in 1998. In addition, the Job Protection Act also repeals the reserve method of accounting for tax basis bad debt deductions and, thus, requires thrifts to calculate the tax basis bad debt deduction based on actual current loan losses. FSBW will be required to recapture its post-1987 additions to its tax basis bad debt reserves, whether such additions were made pursuant to the percentage of taxable income method or the experience method. As of March 31, 1998, these additions were $1.5 million which, pursuant to the Job Protection Act, will be included in taxable income ratably over a six-taxable-year period beginning with the year ending March 31, 1999. The recapture of the post-1987 additions to tax basis bad debt reserves will require FSBW to pay approximately $85,000 a year in federal income taxes (based upon current federal income tax rates). This will not result in a charge to earnings as these amounts are included in the deferred tax liability at March 31, 1998.

Retained earnings at March 31, 1998, include $5,318,000 of earnings which represent federal income tax basis bad debt reserve deductions taken by FSBW, pre 1987, for which no provisions for federal income taxes have been made. If the accumulated amount that qualified as deductions for federal income taxes is later used for purposes other than to absorb bad debt losses or FSBW no longer qualifies as a bank, the accumulated reserve will be subject to federal income tax at the then current tax rates.
                                    75

The provision for income taxes for the years ended March 31 differs from that computed at the statutory corporate tax rate as follows (in thousands):

                                              1998       1997        1996
                                              ----       ----        ----
    Taxes at statutory rate                 $ 7,199    $ 4,501     $ 3,020
    Increase (decrease) in taxes:
       Tax-exempt interest                     (620)      (608)       (553)
       Amortization of cost in excess of
         assets acquired                        315        201          --
       Difference in fair market value
         versus basis of released ESOP
         shares                                 328        184          40
       State income taxes net of federal
         tax benefit                            271        148          --
       Other                                    (47)      (503)        124
                                            -------    -------     -------
                                            $ 7,446    $ 3,923     $ 2,631
                                            =======    =======     =======

The provision for income tax expense for the year ended March 31 is composed of the following (in thousands):

                                             1998       1997       1996
                                             ----       ----       ----

    Current                                $ 7,303    $ 4,238    $ 2,871
    Deferred                                    34       (286)      (181)
    Change in valuation allowance              109        (29)       (59)
                                           -------    -------    -------
                                           $ 7,446    $ 3,923    $ 2,631
                                           =======    =======    =======

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets (liabilities) at March 31 consisted of the following (in thousands):

                                                        1998       1997
                                                        ----       ----

    Deferred tax assets:
       Loan loss reserves per books                   $ 2,675     $ 2,278
       Deferred compensation                            1,168       1,061
       Timing of deductibility of ESOP contributions       86          93
       Nondeductible write-down of investment
         securities                                         1          28
       Other                                              149         163
                                                      -------     -------
                                                        4,079       3,623
                                                      -------     -------
    Deferred tax liabilities:
       Change in method of accounting for
         amortization of premium and discount
         on investments                                   116         142
       Tax basis bad debt reserves-post 1987              509         509
       FHLB stock dividends                             1,599       1,196
       Depreciation                                       638         631
       Deferred loan fees                                 146          99
       Other                                               83          24
                                                      -------     -------
                                                        3,091       2,601

                                                      -------     -------
                                                          988       1,022
    Valuation allowance                                  (136)        (27)
                                                      -------     -------
                                                          852         995
    Income taxes related to valuation reserve on
      securities available for sale                    (1,393)        225
                                                      -------     -------
    Deferred tax asset (liability), net               $  (541)    $ 1,220
                                                      =======     =======

Note 14: EMPLOYEE BENEFIT PLANS

The Banks have their own profit sharing plans for all eligible employees. The plans are funded annually at the discretion of the individual Banks' Boards of Directors. Contributions charged to operations for the years ended March 31, 1998, 1997 and 1996 were $269,000, $253,000 and $208,700, respectively.

FSBW has entered into a salary continuation agreement with certain of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $240,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. FSBW is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program were $129,000, $119,300 and $108,700 for the years ended March 31, 1998, 1997 and 1996, respectively. The plan's projected benefit obligation is $2,031,000, of which $438,000 was vested at March 31, 1998. The assumed discount rate was 7% for 1998 and 1997. At March 31, 1998, an obligation of $504,600 and cash value of life insurance of $2,144,500 were recorded. At March 31, 1997, an obligation of $375,600 and cash value of life insurance of $2,036,400 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program resulting in a net cost of $21,000, $15,000 and $34,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

IEB also has a non-qualified, non-contributory retirement compensation plan for certain bank employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to this plan included in fiscal 1998 and 1997 operations were $54,000 and $27,000, respectively.

The Company and FSBW also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain bank employees. The plans permit each director or certain bank employees to defer a portion of director fees, non-qualified retirement contributions or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund a portion of the plans' future obligations the Company has purchased life insurance policies, contributed to money market investments and purchased common stock of the Company. As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was valued at $2,449,000 and $1,677,000 for March 31, 1998 and 1997, respectively. The money market investments and cash surrender value of the life insurance policies are included in other assets.

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

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock. The loan will be repaid principally from the Company's or FSBW's contributions to the ESOP over a period not to exceed thirty years, and the collateral for the loan will be the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP will be discretionary; however, FSBW intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The interest rate for the loan is 8.75%.

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of FSBW or the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for March 31, 1998, 1997 and 1996 (first plan year) were $1,427,000, $997,000 and $515,000, respectively.

As of March 31, 1998, the Company has allocated or committed to be released to the ESOP 156,580 earned shares and has 716,270 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $18,847,000 at March 31, 1998.

Note 16:  STOCK BASED COMPENSATION PLANS

At the Company's annual stockholders meeting held on July 26, 1996, the shareholders approved adoption of the Management Recognition and Development Plan (MRP) and Stock Option Plan (SOP).

MRP: Under the MRP the Company is authorized to grant up to 436,425 shares of restricted stock to directors, officers and employees of FSBW. The initial grant of 404,282 shares with a total cost of $6.0 million vests over a five year period starting from the July 26, 1996, MRP approval date. The consolidated statements of income for the years ended March 31, 1998 and 1997 reflect an accrual of $1,308,000 and $971,000 respectively in compensation expense for the MRP including $95,800 and $69,000, respectively, of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the years ended March 31 follows:



                                                 1998      1997       1996
                                                 ----      ----       ----

Shares granted-not vested, beginning of year   403,882        --
Shares granted- July 26, 1996                             404,282       N/A
  Shares vested                                (81,514)        --
  Shares forfeited                              (2,160)      (400)
                                               -------    -------
Shares granted - not vested, end of year       320,208    403,882       N/A
                                               =======    =======    ======

SOP: Under the SOP the Company has reserved 1,091,063 shares for issuance pursuant to the exercise of stock options which may be granted to directors and employees. The exercise price of the stock options are set at 100% of the fair market value of the stock price at date of grant. Such options will vest ratably over a five year period and any unexercised options will expire 10 years after vesting or 90 days after employment or service ends.

Details of stock options granted, vested, exercised, forfeited or terminated are as follows:

                                                  Number of option shares
                                                  -----------------------
                                                  Granted     Exercisable
                                                  ---------   -----------

For the year ended March 31, 1996                       N/A           N/A
                                                  ---------   -----------
For the year ended March 31, 1997
 Options granted                                    913,445            --
 Options vested                                          --            --
 Options forfeited                                       --            --
 Options exercised                                       --            --
 Options terminated                                      --            --
                                                   --------      --------

Number of option shares at March 31, 1997           913,445            --

For the year ended March 31, 1998
 Options granted                                     18,000            --
 Options vested                                    (183,589)      183,589
 Options forfeited                                   (4,700)           --
 Options exercised                                       --        (2,995)
 Options terminated                                      --            --
                                                   --------      --------
Number of option shares at March 31, 1998           743,156       180,594
                                                   ========      ========

Financial data pertaining to outstanding stock options granted at March 31, 1998 were as follows:

                   Weighted average                   Number of
                     fair value        Number of    option shares  Remaining
      Exercise    of option shares   option shares   vested and   Contractual
        price          granted        granted        exercisable     life
      ---------   -----------------  -------------  -------------  ---------
     $ 14.8750    $ 3.49  to  5.29     613,144         152,591       9.3 yrs
       15.3750      5.40  to  5.58      70,412          17,603       9.3 yrs
       16.7500      6.08                33,600           8,400       9.5 yrs
       18.5000      6.72                 8,000           2,000       9.8 yrs
       21.1875      8.91                 5,000              --       N/A
       24.3125     10.71                10,000              --       N/A
       25.0625     11.07                 3,000              --       N/A
                                       -------         -------
       15.217*      4.98               743,156         180,594
                                       =======         =======
* Weighted average exercise price of options granted
                                    79

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


                                              Years ended March 31
                                        --------------------------------
                                        1998         1997           1996
                                        ----         ----           ----
                                             (dollars in thousands,
                                           except per share amounts)
Net income attributable to common stock:
 Basic:
    As reported                     $   13,122      $  9,314       $   N/A
    Pro forma                           12,088         8,429
 Diluted:
    As reported                     $   13,122      $  9,314
    Pro forma                           12,088         8,429
Net income per common share:
 Basic:
    As reported                     $     1.43      $   0.97
    Pro forma                             1.31          0.88
 Diluted:
    As reported                     $     1.37      $   0.96
    Pro forma                             1.26          0.87

The compensation expense included in the pro forma net income attributable to diluted common stock and diluted earnings per share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 1998: annual dividend yield of 1.20% to 1.50%, expected volatility of 23.9% to 26.4%, risk-free interest rates of 6.16% to 6.79% and expected lives of
8.5 to 12.5 years.

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

The actual regulatory capital ratios calculated for the Company and the Banks, along with the minimum capital amounts and ratios for capital adequacy purposes and to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:

                                                             Minimum to be
                                                             categorized as
                                              Minimum      "well-capitalized"
                                             for capital       under prompt
                                              adequacy      corrective action
                               Actual         purposes         provisions
                           ---------------   ---------------  --------------
                           Amount    Ratio   Amount    Ratio  Amount   Ratio
                           ------    -----   ------    -----  ------   -----
                                        (dollars in thousands)
March 31, 1998:
The Company- consolidated
 Total capital to  risk-
    weighted  assets       $144,284  22.64% $ 50,987   8.00%   N/A
 Tier 1 capital to risk-
    weighted assets         136,427  21.41    25,493   4.00    N/A
 Tier 1 leverage capital
    to average assets       136,427  12.17    44,850   4.00    N/A

FSBW
 Total capital to risk-
    weighted assets          93,324  18.67    40,003   8.00   $50,003  10.00%
 Tier 1 capital to risk-
    weighted assets          87,073  17.42    20,001   4.00    30,002   6.00
 Tier 1 leverage capital
    to average assets        87,073   9.30    37,459   4.00    46,824   5.00

IEB
 Total capital to risk-
    weighted assets          17,545  13.14    10,685   8.00    13,357  10.00
 Tier 1 capital to risk-
    weighted assets          16,118  12.07     5,343   4.00     8,014   6.00
 Tier 1 leverage capital
    to average assets        16,118   8.97     7,187   4.00     8,984   5.00

                                                             Minimum to be
                                                             categorized as
                                              Minimum      "well-capitalized"
                                             for capital       under prompt
                                              adequacy      corrective action
                               Actual         purposes         provisions
                           ---------------   ---------------  --------------
                           Amount    Ratio   Amount    Ratio  Amount   Ratio
                           ------    -----   ------    -----  ------   -----
                                        (dollars in thousands)
March 31, 1997:
The Company-consolidated
 Total capital to  risk-
    weighted  assets       $143,811  26.77%  $42,977   8.00%    N/A
 Tier 1 capital to risk-
    weighted assets         137,095  25.52    21,488   4.00     N/A
 Tier 1 leverage capital
    to average assets       137,102  13.68    39,465   4.00     N/A

FSBW
 Total capital to risk-
    weighted assets          96,826  23.68    32,692   8.00   $40,864  10.00%
 Tier 1 capital to risk-
    weighted assets          91,715  22.44    16,346   4.00    24,519   6.00
 Tier 1 leverage capital
    to average assets        91,714  11.56    31,746   4.00    39,682   5.00

IEB
 Total capital to risk-
    weighted assets          23,229  19.08     9,738   8.00    12,173  10.00
 Tier 1 capital to risk-
    weighted assets          21,806  17.91     4,869   4.00     7,304   6.00
 Tier 1 leverage capital
    to average assets        21,814  12.08     7,226   4.00     9,033   5.00


Company management believes, as of March 31, 1998, the Company, FSBW and IEB individually met all capital adequacy requirements to which they were subject. Additionally, as of March 31, 1998, the most recent notification from the FDIC individually categorized the Banks as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed their individual category.

Federal law requires that the federal banking agencies' risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multifamily mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the FDIC amended its risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multifamily residences. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause the Company and the Banks to cease to be well-capitalized. In June 1996, the FDIC and certain other federal banking agencies issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would determine banks' interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.

Note 18: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on the results of operations or consolidated financial position at March 31, 1998.

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

The activities of the Company, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution's earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution's assets, liabilities, and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk impacting the Company's financial performance.

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), product caps and floors, and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company.

The Company's primary monitoring tool for assessing interest rate risk is "asset/liability simulation modeling," which is designed to capture the dynamics of balance sheet, interest rate and spread movements, and to quantify variations in net interest income and net market value resulting from those movements under different rate environments. Another monitoring tool used by the Company to assess interest rate risk is "gap analysis." The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive" and by monitoring the Company's interest sensitivity "gap." Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible, and considers that the Company's current level of interest rate risk is reasonable.

Note 20: COSTS IN EXCESS OF NET ASSETS ACQUIRED

Costs in excess of net assets acquired (goodwill) consisted of the following (in thousands):

                                                               March 31
                                                          -----------------
                                                          1998         1997
                                                          ----         ----
Inland Empire Bank, net of accumulated
 amortization of $1,491,000 and $592,000, respectively.  $11,007      11,906
                                                         =======      ======

Costs in excess of net assets acquired result from business combinations accounted for as a purchase of assets and an assumption of liabilities. Goodwill is amortized using the straight-line method over the period that is expected to be benefited of 14 years. The Company periodically evaluates goodwill for impairment.

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

                                    1998                      1997
                            ----------------------    -----------------------
                            Carrying    Estimated     Carrying     Estimated
                             value      fair value     value       fair value
                            --------    ----------    ---------    ----------
Assets:
    Cash                    $ 42,529    $ 42,529      $ 24,488     $  24,488
    Securities available
      for sale               302,419     302,419       287,516       287,516
    Securities held to
      maturity                   194         194           987           987
    Loans receivable held
      for sale                12,436      12,436         2,940         2,940
    Loans receivable         744,481     752,420       642,941       651,813
    Accrued interest
      receivable               7,569       7,569         6,950         6,950
    FHLB stock                16,050      16,050        12,807        12,807
    Mortgage servicing
     rights                      698         836           354           360

Liabilities:
    Demand, NOW and Money
      Market accounts        177,880     177,880       170,499       170,499
    Regular savings           42,084      42,084        44,131        44,131
    Certificates of deposit  371,607     373,635       330,337       330,887
    Advance payments by
      borrowers for taxes
      and insurance            4,153       4,153         4,112         4,112

    FHLB advances            297,549     299,153       231,515       228,966
    Other borrowings          91,723      91,709        62,185        61,628

Off-balance-sheet financial
instruments:
    Commitments to sell
      loans                 $      0    $      0      $      0      $      0
    Commitments to
      originate loans              0           0             0             0
    Commitments to purchase
      securities                   0           0             0             0
    Commitments to sell
      securities                   0           0             0             0

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

Loans Receivable: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential, agriculture/commercial, consumer and other. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and nonperforming categories.

The fair value of performing residential mortgages held for sale is estimated based upon secondary market sources by type of loan and terms such as fixed or variable interest rates. For performing loans held in portfolio, the fair value is based on discounted cash flows using as a discount rate the current rate offered on similar products.

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

Deposit Liabilities: Under SFAS No. 107, the fair value of deposits with no stated maturity, such as savings, checking and NOW accounts, is equal to the
amount payable on demand.   The market value of certificates of deposit is
based upon the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered on comparable instruments.

FHLB Advances and Other Borrowings: The fair value of FHLB advances and other borrowings is estimated based on discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.

Commitments: Commitments to sell loans with a notational balance of $6,037,000 and $2,951,000 at March 31, 1998 and 1997, respectively, have a carrying value of zero, representing the cost of such commitments. Commitments to originate loans, $74,087,000 and $36,779,000 at March 31, 1998 and 1997, respectively, also have a carrying value of zero.  There were no commitments to purchase or
sell securities at March 31, 1998.   The fair value of such commitments is
also estimated to be zero based upon current market rates for similar loans and any fees received to enter into similar agreements.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not financial instruments include the mortgage banking operations; deferred tax assets/liabilities; land, building and equipment; costs in excess of net assets acquired; and real estate held for sale.

Note 22: FIRST SAVINGS BANK OF WASHINGTON BANCORP, INC. (FWWB)
         (PARENT COMPANY ONLY)

Summary financial information as of March 31 (in thousands):

FWWB
Balance Sheets

 March 31, 1998 and 1997
                                                       1998           1997
                                                   ---------      --------
  ASSETS

     Cash                                          $  13,177      $    893
     Investments available for sale                   11,978        14,020
     Loan receivable, ESOP                             7,414         7,956
     Investment in subsidiaries                      116,946       125,187
     Deferred tax asset                                  194           230
     Other assets                                      2,120         1,779
                                                   ---------      --------
                                                   $ 151,829      $150,065
                                                   =========      ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities                                       1,645         1,429
     Stockholders' equity                            150,184       148,636
                                                   ---------      --------
                                                   $ 151,829      $150,065
                                                   =========      ========
FWWB
Statements of Income

For the years ended March 31, 1998, 1997 and 1996

                                           1998         1997          1996
                                           ----         ----          ----

  INTEREST INCOME:
    Certificates and time deposits       $   107      $    62      $     26
    Investments                              553        1,403         1,054
    ESOP loan                                678          724           313

  OTHER INCOME:
    Equity in undistributed income of
      subsidiaries                        13,201        8,719         5,612
    Miscellaneous                             --           25            --
                                        --------      -------      --------
                                          14,539       10,933         7,005
  OTHER EXPENSE:
    Compensation, payroll taxes and
      fringe benefits                        489          409            64
    Other expense                            971          888           345
                                        --------      -------      --------
                                          13,079        9,636         6,596
  PROVISION FOR (BENEFIT FROM) INCOME
    TAXES                                    (43)         322           344
                                        --------      -------      --------
  NET INCOME                            $ 13,122      $ 9,314      $  6,252
                                        ========      =======      ========

FWWB
Statements of Cash Flows
For the years ended March 31, 1998, 1997 and 1996

                                          1998          1997         1996
                                          ----          ----         ----
  OPERATING ACTIVITIES:
    Net income                          $ 13,122      $ 9,314      $  6,252
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
    Equity in undistributed earnings
      of subsidiaries                    (13,201)      (8,719)       (5,612)
    Net amortization of investment
      discounts                             (553)      (1,403)           --
    Amortization of MRP liability            339          254            --
    (Increase) decrease in deferred
      taxes                                  101         (230)           --
    (Increase) decrease in other assets     (327)        (486)       (1,285)
    Increase (decrease) in other
      liabilities                             22          199           543
                                        --------      -------      --------
       Net cash used by operating
         activities                         (497)      (1,071)         (102)
                                        --------      -------      --------
  INVESTING ACTIVITIES:
    Purchase of securities available
      for sale                          (164,686)    (446,308)     (440,626)
    Principal  repayments and
      maturities of securities
      available for sale                 167,290      486,739       387,572
    Funds transferred to deferred
      compensation trust                     (80)         (75)           --
    Acquisition of wholly owned
      subsidiary: 1997-IEB, 1996-FSBW         --      (32,833)      (53,681)
    Dividends received from subsidiaries  26,545        4,515         8,560
    Loan provided to FSBW's ESOP for
      purchase of common stock                --           --        (8,728)
    Principal repayments - FSBW's
      ESOP loan                              542          475           297
    Additional investment in subsidiaries   (216)        (166)          (41)
                                        --------      -------      --------
    Net cash provided (used) by
      investing activities                29,395       12,347      (106,647)
                                        --------      -------      --------
  FINANCING ACTIVITIES:
    Proceeds from issuance of common
      stock, net of underwriting costs        --           --       107,361
    Purchases of treasury stock          (13,993)     (12,905)           --
    Repurchase of forfeited MRP shares       (38)          --            --
    Proceeds from sale of treasury
      stock to FSBW                           --        4,320            --
    Cash dividends paid                   (2,583)      (1,907)         (504)
    Contribution from (reimbursement to)
      wholly owned subsidiary                 --           --           (62)
                                        --------      -------      --------
        Net cash provided (used) by
          financing activities           (16,614)     (10,492)      106,795
                                        --------      -------      --------
  NET INCREASE (DECREASE) IN CASH         12,284          784            46
  CASH, BEGINNING OF PERIOD                  893          109            63
                                        --------      -------      --------
  CASH, END OF PERIOD                   $ 13,177      $   893      $    109
                                        ========      =======      ========

FWWB
Statements of Cash Flows
For the years ended March 31, 1998, 1997 and 1996
(continued)

                                           1998        1997         1996
                                        --------      -------      --------
  SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
    Interest paid                       $     --      $    --      $     --
    Taxes paid                          $     16      $   505      $     --
    Non-cash transactions:
     Net change in accrued dividends
       payable                          $    149      $   178      $    504
     Reduction of initial investment in
       subsidiary for loan advanced
       to ESOP                          $     --      $    --      $  8,728
     Increase of investment in
       subsidiary for shares released
       to ESOP participants as
       compensation                     $  1,642      $   417      $    515
     Net change in unrealized gain
       (loss) in deferred compensation
       trust & related liability,
       including subsidiaries           $  1,536      $   493      $     --
     Treasury stock forfeited by MRP,
       including subsidiaries           $      6      $     6      $     --
     Recognize tax benefit of vested
       MRP shares, including
       subsidiaries                     $    231      $    --      $     --

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

Note 24: STOCK REPURCHASE

On November 19, 1996, the Company completed its stock repurchase program initiated in April 1996 which authorized the repurchase of 545,525 shares of its outstanding common stock. On November 20, 1996, the Company's Board of Directors approved continuance of the stock repurchase program authorizing the purchase of up to 10% of total shares outstanding over the next 12 months, and in November 1997 the Board of Directors authorized a continuance of the stock repurchase program with no specific repurchase target. As of March 31, 1998, the Company has repurchased a total of 1,359,394 shares at an average price of $19.79 per share. The Company has reserved 436,425 shares for its MRP of which 401,722 shares were awarded as of March 31, 1998 (see Note 16 to financial statements). The remaining 34,703 unallocated shares are held as treasury stock reserved for the MRP. Management reissued 775,884 treasury shares subsequent to year end in connection with the acquisition of Towne Bancorp, Inc. (see Note 2).

Note 25: EARNINGS PER SHARE

Earnings per share information is not meaningful for any periods prior to December 31, 1995, since the Company's stock was issued on October 31, 1995. Earnings per share are not presented for periods prior to conversion to stock form as FSBW was a wholly-owned subsidiary of a mutual holding company.

                                                   Years ended March 31
                                                      (in thousands)
                                                ---------------------------
                                                1998*      1997*       1996
                                                ----       ----        ----

 Total shares issued                          10,911     10,911        N/A
   Less treasury stock
    including shares allocated to MRP           (963)      (488)
   Less unallocated shares held by the ESOP     (749)      (811)
                                              ------     ------      ------
 Basic weighted average shares outstanding     9,199      9,612        N/A
                                              ------     ------      ------
   Plus MRP and stock option incremental
    shares considered outstanding for diluted
    EPS calculations                             374        127
                                              ------     ------
 Diluted weighted average shares outstanding   9,573      9,739        N/A
                                              ======     ======      ======

  *  Weighted average shares, restated under provisions of SFAS No. 128 (see
Note 1)

Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Results of operations on a quarterly basis were as follows (in thousands):

                                        Year ended March 31, 1998
                                -------------------------------------------
                                  First      Second      Third      Fourth
                                 Quarter     Quarter     Quarter    Quarter
                                --------    --------    --------   --------

Interest income                 $ 20,062    $ 21,311    $ 21,837   $ 21,937
Interest expense                  10,721      11,754      12,038     12,138
                                --------    --------    --------   --------
Net interest income                9,341       9,557       9,799      9,799
Provision for loan losses            355         400         375        498
                                --------    --------    --------   --------
Net interest income after
  provision for loan losses        8,986       9,157       9,424      9,301
Non-interest income                  955       1,114       1,249      1,402
Non-interest expense               4,911       5,137       5,517      5,455
                                --------    --------    --------   --------
Income before provision for
  income taxes                     5,030       5,134       5,156      5,248
Provision for income taxes         1,785       1,837       1,951      1,873
                                --------    --------    --------   --------
Net operating income            $  3,245    $  3,297    $  3,205   $  3,375
                                ========    ========    ========   ========
Basic earnings per share        $   0.35    $   0.36    $   0.35   $   0.38
Diluted earnings per share      $   0.34    $   0.34    $   0.34   $   0.36
Cash dividends declared         $   0.07    $   0.07    $   0.07   $   0.09

Results of operations on a quarterly basis were as follows (in thousands):

                                        Year ended March 31, 1997
                                -------------------------------------------
                                  First      Second      Third      Fourth
                                 Quarter     Quarter     Quarter    Quarter
                                --------    --------    --------   --------

Interest income                 $ 13,785    $ 16,648    $ 18,264   $ 18,595
Interest expense                   7,566       9,007       9,791     10,008
                                --------    --------    --------   --------
  Net interest income              6,219       7,641       8,473      8,587
Provision for loan losses            513         407         231        272
                                --------    --------    --------   --------
  Net interest income after
    provision for loan losses      5,706       7,234       8,242      8,315
Non-interest income                  435         575       1,173        887
Non-interest expense               2,864       6,842       4,865      4,759
                                --------    --------    --------   --------
  Income before provision for
    income taxes                   3,277         967       4,550      4,443
Provision for income taxes           884         164       1,444      1,431
                                --------    --------    --------   --------
Net operating income            $  2,393    $    803    $  3,106   $  3,012
                                ========    ========    ========   ========
Basic earnings per share        $   0.24    $   0.08    $   0.32   $   0.32
Diluted earnings per share      $   0.24    $   0.08    $   0.32   $   0.31
Cash dividends declared         $   0.05    $   0.05    $   0.05   $   0.07

                                        Year ended March 31, 1996
                                -------------------------------------------
                                  First      Second      Third      Fourth
                                 Quarter     Quarter     Quarter    Quarter
                                --------    --------    --------   --------

Interest income                 $  9,170    $  9,310    $ 10,733   $ 12,196
Interest expense                   5,566       5,710       5,622      6,389
                                --------    --------    --------   --------
  Net interest income              3,604       3,600       5,111      5,807
Provision for loan losses             37          75         156        256
                                --------    --------    --------   --------
  Net interest income after
    provision for loan losses      3,567       3,525       4,955      5,551
Non-interest income                  526         451         153        459
Non-interest expense               2,649       2,381       2,460      2,814
                                --------    --------    --------   --------
  Income before provision for
    income taxes                   1,444       1,595       2,648      3,196
Provision for income taxes           369         442         830        990
                                --------    --------    --------   --------
Net operating income            $  1,075    $  1,153    $  1,818   $  2,206
                                ========    ========    ========   ========
Basic earnings per share        $     (*)   $     (*)   $     (*)  $   0.22
Diluted earnings per share      $     (*)   $     (*)    $    (*)  $   0.22
Cash dividends declared         $    N/A    $    N/A     $  0.05   $   0.05

(*)The Company converted from mutual to stock ownership on October 31, 1995; therefore earnings per share information is meaningful only for the fourth quarter of fiscal year 1996.

           First Savings Bank of Washington Bancorp, Inc.
                        Index of Exhibits

Exhibit
------------------------------------------------------------------------------

 3{a} Certificate of Incorporation of Registrant [incorporated by reference to Registration Statement on Form S-1, as amended (File No. 33-93386).]

 3{b} Bylaws of Registrant [incorporated by reference to exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (File No. 0-26584)]

 10{a} Employment Agreement with Gary L. Sirmon. [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584).]

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

 10{i} Employment and Non-competition Agreement with Jesse G. Foster
       [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1997 (File No. 0-26584)].

 10{j} Supplemental Retirement Plan as Amended with Jesse G. Foster
       [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1997 (File No. 0-26584)]

 10{k} Towne Bank of Woodinville 1992 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated April 2, 1998 (File No. 333-49193)]

 21    Subsidiaries of the Registrant.

 23    Independent Auditors Consent.

 27    Financial Data Schedule.

                                Exhibit 21

                         Subsidiaries of the Registrant


Parent
------

First Savings Bank of Washington Bancorp, Inc.



                                 Percentage of        Jurisdiction of
Subsidiaries                     ownership            State of Incorporation
------------                     -------------        ----------------------

First Savings Bank of
 Washington (1)                    100%               Washington

Inland Empire Bank (1)             100%               Oregon

Towne Bank of Woodinville (1)      100%               Washington

Northwest Financial
 Corporation (2)                   100%               Washington

------------
(1) Wholly-owned by the First Savings Bank of Washington Bancorp, Inc.
(2) Wholly-owned by the First Savings Bank of Washington

                                   EXHIBIT 23

                     [Deloitte & Touche LLP Letterhead]


INDEPENDENT AUDITORS' CONSENT
-----------------------------

We consent to the incorporation by reference in Registration Statement Nos. 333-10819 and 333-49193 of First Savings Bank of Washington Bancorp, Inc. on Form S-8 of our report dated May 22, 1998, appearing in the Annual Report on Form 10-K of First Savings Bank of Washington Bancorp, Inc. for the year ended March 31, 1998.

/s/Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Seattle, Washington

June 26, 1998