Form 10-Q
period 1998-06-30
FIRST WASHINGTON BANCORP INC /WA/
filed 1998-08-14
CIK 946673

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . . . . . . .  June 30, 1998
                                                        -------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----       EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------

                   Commission File Number      0-26584
                                          ---------------

                        FIRST WASHINGTON BANCORP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

         Washington                                     91-1691604
-------------------------------                    --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

           10 S. First Avenue        Walla Walla, Washington  99362
           --------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (509)  527-3636
                              -------------------
             (Registrant's telephone number, including area code)

                 First Savings Bank of Washington Bancorp, Inc.
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1)  Yes   X       No
              -----        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of class:                             As of July 31, 1998
      --------------                              -------------------
Common stock, $.01 par value                      11,646,885 shares *

       * Reflects 10% stock dividend to shareholders of record on August 10, 1998 (10,588,078 shares before 10% stock dividend) and includes 781,526 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts.

                First Washington Bancorp, Inc. and Subsidiaries
                              Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition
as of June 30, 1998 and March 31, 1998 . . . . . . . . . . . . . . . . . .  2

Consolidated Statements of Income
for the Quarters ended June 30, 1998 and 1997. . . . . . . . . . . . . . .  3

Consolidated Statements of Changes in Stockholders' Equity
 for the Quarters ended June 30, 1998 and 1997 . . . . . . . . . . . . . . .4

Consolidated Statements of Cash Flows
 for the Quarters ended June 30, 1998 and 1997 . . . . . . . . . . . . . .  6

Selected Notes to Consolidated Financial Statements. . . . . . . . . . . .  8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Recent Developments and Significant Events . . . . . . . . . . . . . . . . 11

Comparison of Financial Condition at June 30, 1998 and March 31, 1998. . . 13

Comparison of Results of Operations for the Quarters ended June 30,
 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

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

Item 4. Submission of Matters to a Vote of Stockholders. . . . . . . . . . 20

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 20

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                         June 30, 1998 and March 31, 1998

                                                       (Unaudited)
ASSETS                                                   June 30     March 31
                                                            1998         1998
                                                         -------     --------
Cash and due from banks                               $   34,131   $   42,529

Securities available for sale, cost $314,355 and
 $298,346                                                318,327      302,419
Securities held to maturity, fair value $2,820
 and $194                                                  2,768          194
Federal Home Loan Bank stock                              18,510       16,050
Loans receivable:
   Held for sale,  fair value $16,285 and $12,436         16,285       12,436
   Held for portfolio                                    924,355      752,338
   Allowances for loan losses                             (9,717)      (7,857)
                                                      ----------   ----------
                                                         930,923      756,917
Accrued interest receivable                                8,864        7,569
Real estate held for sale, net                               805          882
Property and equipment, net                               12,493       11,379
Costs in excess of net assets acquired                    29,676       11,007
Deferred income tax asset, net                                --          --
Other assets                                               5,566        5,126
                                                      ----------   ----------
                                                      $1,362,063   $1,154,072
                                                      ==========   ==========
LIABILITIES
Deposits:
   Non-interest-bearing                               $   81,931   $   56,691
   Interest-bearing                                      663,194      545,831
                                                      ----------   ----------
                                                         745,125      602,522
Advances from Federal Home Loan Bank                     344,569      297,549
Other borrowings                                          90,026       91,723
Accrued expenses and other liabilities                     6,922        5,475
Deferred compensation                                      3,769        3,798
Deferred income taxes payable, net                           126          541
Income taxes payable                                         404        2,280
                                                      ----------   ----------
                                                       1,190,941    1,003,888
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                          --           --
Common stock - $0.01 par value, 27,500,000
 shares authorized, 12,001,687 shares issued: *
 11,698,980 shares and 10,948,248 shares
 outstanding * at June 30, 1998 and March 31,
 1998,  respectively                                         109          109
Additional paid-in capital                               112,012      108,885
Retained earnings                                         75,646       72,962
Valuation reserve for securities available for sale        2,614        2,680
Treasury stock, at cost: 302,706 shares and 1,053,437
 shares * at June 30, 1998 and March 31, 1997,
 respectively                                             (6,220)     (20,979)
Unearned shares of common stock issued to employee
 stock ownership plan trust (ESOP):
 781,526 and 787,897 restricted shares outstanding *
 at June 30, 1998 and March 31, 1997, respectively,
 at cost                                                  (7,105)      (7,163)
Carrying value of shares held in trust for stock-
related compensation plans                                (5,934)      (6,310)
                                                      ----------   ----------
                                                         171,122      150,184
                                                      ----------   ----------
                                                      $1,362,063   $1,154,072
                                                      ==========   ==========
* - Adjusted for stock dividend see Note 2:

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited) (in thousands except for per share amounts)

                                                           Quarters Ended
                                                               June 30
                                                       ----------------------
                                                          1998         1997
                                                          ----         ----
INTEREST INCOME:
Loans receivable                                      $   20,877   $   14,922
Mortgage-backed securities                                 2,761        3,142
Securities and deposits                                    2,161        1,998
                                                      ----------   ----------
                                                          25,799       20,062
INTEREST EXPENSE:
Deposits                                                   8,036        6,059
  Federal Home Loan Bank advances                          4,587        3,691
  Other borrowings                                         1,317          971
                                                      ----------   ----------
                                                          13,940       10,721
   Net interest income before                         ----------   ----------
   provision for loan losses                              11,859        9,341

PROVISION FOR LOAN LOSSES                                    667          355
                                                      ----------   ----------
   Net interest income                                    11,192        8,986

OTHER OPERATING INCOME:
Loan servicing fees                                          225          184
Other fees and service charges                               836          580
Gain on sale of loans                                        523          191
Gain (loss) on sale of securities                              5            1
Miscellaneous                                                  4           --
                                                      ----------   ----------
Total other operating income                               1,593          956

OTHER OPERATING EXPENSES:
Salary and employee benefits                               4,198        3,096
Less capitalized loan origination costs                     (676)        (506)
Occupancy and equipment                                    1,049          725
Information/computer data services                           372          248
Advertising                                                  134          109
Deposit insurance                                             85           70
Amortization of costs in excess
 of net assets acquired                                      569          224
Miscellaneous                                              1,342          946
                                                      ----------   ----------
Total other operating expenses                             7,073        4,912
                                                      ----------   ----------
   Income before provision for income taxes                5,712        5,030
PROVISION FOR INCOME TAXES                                 2,164        1,785
                                                      ----------   ----------

NET INCOME                                            $    3,548   $    3,245
                                                      ==========   ==========
Net income per common share, see Notes 2 & 5:
 after stock dividend:
   Basic                                              $      .33   $     .32
   Diluted                                            $      .32   $     .30
Net income per common share
 before stock dividend:
   Basic                                              $      .37   $     .35
   Diluted                                            $      .35   $     .34

Cumulative dividends declared per common share:       $      .08   $     .06

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                ( in thousands)
                For the Quarters ended June 30, 1998 and 1997

                                                          1998         1997
                                                          ----         ----
Common stock:
   Balance, beginning of period                       $      109   $      109
                                                      ----------   ----------
   Balance, end of period                                    109          109
Additional paid-in capital:
   Balance, beginning of period                          108,885      107,844
   Acquisition of Towne Bank:
     Issuance of stock-fair market value in
       excess of basis                                     1,261           --
     Assumption of options                                 2,018           --
   Release of earned ESOP shares                              90          176
   Excess of basis over proceeds of treasury stock
     reissued for exercised stock options                   (242)          --
                                                      ----------   ----------
   Balance, end of period                                112,012      108,020

Retained earnings:
   Balance, beginning of period                           72,962       62,572
   Net income                                              3,548        3,245
   Cash dividends                                           (864)        (709)
                                                      ----------   ----------
   Balance, end of period                                 75,646       65,108

Valuation reserve for securities available for sale:
   Balance, beginning  of period                           2,680         (401)
   Change in valuation reserve                               (66)       1,470
                                                      ----------   ----------
   Balance, end of period                                  2,614        1,069

Treasury stock:
   Balance, beginning of period                          (20,979)      (6,954)
   Basis of stock reissued in acquisition of
    Towne Bank                                            17,206           --

   Purchases of treasury stock                            (2,447)          --
   Purchases of treasury stock for exercised
    stock options                                           (305)
   Reissuance of treasury stock for MRP
     and/or exercised stock options                          305           --
   Repurchase of forfeited shares from MRP                    --           (5)
                                                      ----------   ----------
   Balance, end of period                                 (6,220)      (6,959)
Unearned, restricted ESOP shares at cost:
   Balance, beginning of period                           (7,163)      (7,751)
   Release of earned ESOP shares                              58          112
                                                      ----------   ----------
    Balance, end of period                                (7,105)      (7,639)

Carrying value of shares held in trust for
stock-related compensation plans:
   Balance, beginning of period                           (6,310)      (6,783)
   Net change in number and/or valuation of
    shares held in trust                                      75         (319)
   Amortization of compensation related to MRP               301          301
                                                      ----------   ----------
   Balance, end of period                                 (5,934)      (6,801)
                                                      ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                            $  171,122   $  152,907
                                                      ==========   ==========

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (continued) ( in thousands)
               For the Quarters ended June 30, 1998 and 1997

                                                     1998          1997
                                                     ----          ----
Common stock , shares issued: *
   Number of shares, beginning of period           12,002         12,002
                                                  -------        -------
   Number of shares, end of period                 12,002         12,002
                                                  -------        -------
Treasury stock, shares held: *
   Number of shares, beginning of period           (1,053)          (432)
   Purchase of treasury stock                        (103)            --
   Purchase of treasury stock for exercised
    stock options                                     (13)
   Reissuance of treasury stock to deferred
    compensation plan and/or exercised stock
    options                                            13             --
   Shares reissued in acquisition of Towne Bank       853             --
   Repurchase of shares forfeited from MRP             --             --
                                                  -------        -------
   Number of shares, end of period                   (303)          (432)
                                                  -------        -------
   Shares outstanding, end of period               11,699         11,570
                                                  =======        =======
Unearned, restricted ESOP shares: *
   Number of shares, beginning of period             (788)          (852)

   Release of earned shares                             6             12
                                                  -------        -------
   Number of shares, end of period                   (782)          (840)
                                                  =======        =======
* - Adjusted for stock dividend see Note 2:

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (in thousands)
                 For the Quarters ended June 30, 1998 and 1997

                                                          1998         1997
                                                          ----         ----
OPERATING ACTIVITIES
 Net income                                           $    3,548   $    3,245
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred taxes                                            --           --
    Depreciation                                             383          268
    Loss (gain) on sale of securities                         (5)          (1)
    Net amortization of premiums and discounts on
     investments                                             374          (15)
    Amortization of costs in excess of net assets acquired   569          224
    Amortization of MRP compensation liability               301          301
    Loss (gain) on sale of loans                            (523)        (202)
    Net changes in deferred loan fees, premiums and
     discounts                                               125          252
    Loss (gain) on disposal of real estate held for sale      --            9
    Loss (gain) on disposal of equipment                      --           (5)
    Capitalization of mortgage servicing rights from
     sale of mortgages with servicing retained              (212)          --
    Amortization of mortgage servicing rights                 69           17
    Provision for losses on loans and real estate
     held for sale                                           667          355
    FHLB stock dividend                                     (333)        (246)
    Cash provided (used) in operating assets and
     liabilities:
      Loans held for sale                                 (3,849)        (284)
      Accrued interest receivable                           (575)        (623)
      Other assets                                            10          (34)
      Deferred compensation                                   65           65
      Accrued expenses and other liabilities                 668           15
      Income taxes payable                                (2,251)      (1,299)
                                                      ----------   ----------
       Net cash provided by operating activities            (969)       2,042
                                                      ----------   ----------
INVESTING ACTIVITIES:
Purchase of securities available for sale                (99,445)     (56,400)

Principal payments and maturities of securities
 available for sale                                       85,087       45,779
Sales of securities available for sale                       504          999
Purchase of securities held to maturity                       --           --

Principal payments and maturities of securities
 held to maturity                                             20          199
Purchase of FHLB stock                                    (1,217)        (833)
Loans originated and closed - net                       (163,285)    (120,230)
Purchase of loans and participating interest in loans    (37,452)     (26,982)
Sales of loans and participating interest in loans        36,521       10,156
Principal repayments on loans                            113,556       74,116
Purchase of property and equipment                          (411)        (588)
Proceeds from sale of property and equipment                  --            9
Insurance proceeds on real estate held for sale-net           --          103
Basis of real estate held for sale acquired in
 settlement of loans and disposed of during the
 period                                                      385          393

  Funds transferred to deferred compensation plan
 trusts                                                      (20)         (19)
Acquisition of Towne Bank, net cash acquired               9,328           --
                                                      ----------   ----------
     Net cash used by investing activities               (56,429)     (73,298)
                                                      ----------   ----------
                                (Continued on next page)

           FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)  (in thousands)
            For the Quarters ended June 30, 1998 and 1997
                     (Continued from prior page)

                                                          1998         1997
                                                          ----         ----
FINANCING ACTIVITIES
Increase (decrease) in deposits                       $    9,019   $    2,817
Proceeds from FHLB advances                               82,654      267,230
     Repayment of FHLB advances                          (37,634)    (219,019)
     Proceeds from reverse repurchase borrowings          (1,034)      15,545
Repayments of reverse repurchase borrowings                   --          (21)
Decrease-net in other borrowings                            (663)      (3,375)
     Compensation expense recognized for shares released
      for allocation to participants of the ESOP:
    Original basis of shares                                  58          112
    Excess of fair value of released shares over
     basis                                                    90          176
Cash dividend paid                                          (802)        (708)
Net cost of exercised stock options                         (241)          --
     Purchase of treasury stock                           (2,447)          --
                                                      ----------   ----------
 Net cash provided by financing activities                49,000       62,757
                                                      ----------   ----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS        (8,398)      (8,499)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD              42,529       24,488
                                                      ----------   ----------
CASH AND DUE FROM BANKS, END OF PERIOD                $   34,131   $   15,989
                                                      ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                     $   15,310   $   10,820
    Taxes paid                                        $    4,415   $    3,085
      Non-cash transactions:
      Loans, net of discounts, specific loss
       allowances and unearned income transferred
       to real estate owned                           $      308   $      640
      Net change in accrued dividends payable         $       62   $        1
      Net change in unrealized gain (loss) in
       deferred compensation trust and related
       liability                                      $       91   $      309
      Treasury stock forfeited by MRP                 $       --   $        5
      Fair value of stock issued and options
       assumed in connection with the acquisition
       of Towne Bank                                  $   20,484   $       --

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998 and March 31, 1998

Note 1:    Reincorporation and Basis of Presentation

Reincorporation:
---------------
The stockholders of First Savings Bank of Washington Bancorp, Inc., a Delaware corporation and herein referred to as "FSBWB," approved the reincorporation of FSBWB from Delaware to Washington on July 24, 1998. The reincorporation was effected July 24, 1998 by merging FSBWB into a wholly owned subsidiary which was recently formed solely for the purpose of effecting the reincorporation. The surviving corporation is known as First Washington Bancorp, Inc., a Washington corporation, and is hereafter referred to as "FWWB." Upon consummation of the merger, each share of Common Stock of FSBWB, par value $.01 per share, was automatically converted into one share of Common Stock of FWWB, par value $.01 per share.

The merger was consummated under the terms and conditions of a Plan of Merger pursuant to which FSBWB ceased to exist as a Delaware corporation, the stockholders of FSBWB became shareholders of FWWB, FWWB succeeded to all the assets, liabilities, subsidiaries and other properties of FSBWB to the full extent provided by law, and the rights of the shareholders and internal affairs of FWWB are governed by the articles of incorporation and bylaws of FWWB and the Washington Business Corporation Act, as amended. As a result of the merger, FWWB has the same business, management, benefit plans, location, assets, liabilities and net worth as did FSBWB.

Basis of Presentation:
---------------------
The unaudited consolidated financial statements of FWWB included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include FWWB's wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). The balance sheet data at March 31, 1998, is derived from FWWB's audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-26584), of FWWB.

Certain amounts in the prior periods' financial statements and/or schedules have been reclassified to conform to the current period's presentation. These reclassifications affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.

Note 2:  Recent Developments

Acquisition of Towne Bancorp, Inc.:
----------------------------------
On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc.   FWWB
paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB become a wholly owned subsidiary of FWWB. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bancorp, Inc. net assets acquired (goodwill).
Goodwill assets are being amortized over a 14 year period and result in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB is a community business bank which had approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. TB operates five full service branches in the Seattle, Washington metropolitan area in Woodinville, Redmond, Bellevue, Renton and Bothell.

Agreement to Acquire Whatcom State Bancorp, Inc.:
------------------------------------------------
FWWB has signed a definitive agreement to acquire Whatcom State Bancorp, Inc., in an all stock offer valued at approximately $12.5 million, including the assumption of outstanding Whatcom State Bancorp stock options. Whatcom State Bancorp, Inc., the holding company for Whatcom State Bank in Bellingham, Washington, is not a publicly traded institution. This valuation represents approximately 2.10 times book value and 19.6 times earnings for the twelve months ended March 31, 1998 for Whatcom State Bancorp, Inc. According to the terms of the definitive agreement, FWWB will exchange 0.7671 shares of its common stock for each Whatcom State Bancorp share. The acquisition, which has been approved by the Boards of Directors of each company, is subject to, among other contingencies, approval by regulators and Whatcom State Bancorp shareholders. The transaction is expected to close by the end of the year.

Declaration of 10% Stock Dividend:
---------------------------------
On July 24, 1998 FWWB's Board of Directors declared a 10% stock dividend payable August 17, 1998 to shareholders of record August 10, 1998. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

New Accounting Pronouncements:
-----------------------------
In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on the accounting treatment for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested. The consensus of the EITF should be applied as of September 30, 1998, for awards granted prior to March 19, 1998, and existing plans may be amended prior to September 30, 1998. FWWB has not yet determined the impact of the consensus or whether existing plans may be amended.

Note 3:  Adoption of New Accounting Standards

FWWB adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, effective April 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. FWWB's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. For the quarters ended June 30, 1998 and 1997, FWWB's comprehensive income was as follows:

                                           Quarters Ended
                                              June 30
                                      ----------------------
                                         1998         1997
                                         ----         ----
Net income                            $   3,548    $   3,245
Other comprehensive income                  (66)       1,470
                                      ---------    ---------
Total comprehensive income            $   3,482    $   4,715
                                      =========    =========

Note 4:  Additional Information Regarding Interest-Bearing Deposits and
         Securities

The following table sets forth additional detail on the FWWB's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                        June 30     March 31
                                         1998         1998
                                         ----         ----
Interest-bearing deposits included
   in cash and due from banks         $  10,469    $  15,587
                                      ---------    ---------
Mortgage-backed securities              210,273      197,130
Other securities-taxable                 74,520       70,092
Other securities-tax exempt              33,117       32,093
Other stocks with dividends               3,185        3,298
                                      ---------    ---------
   Total securities                     321,095      302,613
                                      ---------    ---------
Federal Home Loan Bank Stock             18,510       16,050
                                      ---------    ---------
                                      $ 350,074    $ 334,250
                                      =========    =========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                           Quarters Ended
                                              June 30
                                      ----------------------
                                         1998         1997
                                         ----         ----

Mortgage-backed securities            $   2,761    $   3,142
                                      =========    =========
Taxable interest and dividends            1,328        1,233

Tax-exempt interest                         500          519

Federal Home Loan Bank stock-dividends      333          246
                                      ---------    ---------
                                          2,161        1,998
                                      ---------    ---------
                                      $   4,922    $   5,140
                                      =========    =========

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS) and Calculation of Outstanding Shares

                                          Calculation of
                                Weighted Average Shares Outstanding
                                      for Earnings Per Share
                                      ----------------------
                                          (in thousands)

                                          Quarters ended
                                              June 30
                                         1998         1997
                                         ----         ----

Total shares originally issued           10,911       10,911
   Less treasury stock including
    shares allocated to MRP                (560)        (795)

   Less unallocated shares held by
    the ESOP                               (714)        (770)
                                        -------      -------
Basic weighted average shares
 outstanding                              9,637        9,346
Plus MRP and stock option incremental
  shares considered outstanding for
  diluted EPS calculations                  498          332
Diluted weighted average shares         -------      -------
 outstanding                             10,135        9,678
                                        =======      =======

                                          Calculation of
                                      Outstanding Shares at
                                      ----------------------
                                          (in thousands)

                                        June 30     March 31
                                           1998         1998
                                           ----         ----

Total shares issued                      10,911       10,911
   Less treasury stock                     (276)        (958)
                                        -------      -------
Outstanding shares                       10,635        9,953
                                        =======      =======

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Washington Bancorp, Inc. (FWWB), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington
(FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 16 branch offices and three loan production offices located in southeast, central, north central and western Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon. TB is a Washington-chartered commercial bank whose deposits are insured by the FDIC under BIF. TB conducts business from five full service branches in the Seattle, Washington metropolitan area.

The operating results of FWWB depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of FWWB's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, FWWB's net interest income significantly increased for the quarter ended June 30, 1998, when compared to the same period for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances from the acquisition of TB on April 1, 1998. FWWB's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of FWWB. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Recent Developments and Significant Events

Recent Developments

Reincorporation:
---------------
The stockholders of First Savings Bank of Washington Bancorp, Inc., a Delaware corporation and herein referred to as "FSBWB," approved the reincorporation of FSBWB from Delaware to Washington on July 24, 1998. The reincorporation was effected July 24, 1998 by merging FSBWB into a wholly owned subsidiary which was recently formed solely for the purpose of effecting the reincorporation. The surviving corporation is known as First Washington Bancorp, Inc., a Washington corporation, and is hereafter referred to as "FWWB." Upon consummation of the merger, each share of Common Stock of FSBWB, par value $.01 per share, was automatically converted into one share of common stock of FWWB, par value $.01 per share.

The merger was consummated under the terms and conditions of a Plan of Merger pursuant to which FSBWB ceased to exist as a Delaware corporation, the stockholders of FSBWB became shareholders of FWWB, FWWB succeeded to all the assets, liabilities, subsidiaries and other properties of FSBWB to the full extent provided by law, and the rights of the shareholders and internal affairs of FWWB are governed by the articles of incorporation and bylaws of FWWB and the Washington Business Corporation Act, as amended. As a result of the merger, FWWB has the same business, management, benefit plans, location, assets, liabilities and net worth as did FSBWB.

Acquisition of Towne Bancorp, Inc.:
----------------------------------
On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc. FWWB paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB became a wholly owned subsidiary of FWWB. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bank net assets acquired (goodwill). Goodwill assets are being amortized over a 14 year period and result in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB is a community business bank which had approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. TB operates five full service branches in the Seattle, Washington metropolitan area in Woodinville, Redmond, Bellevue, Renton and Bothell.

Agreement to Acquire Whatcom State Bancorp, Inc.:
------------------------------------------------
FWWB has signed a definitive agreement to acquire Whatcom State Bancorp, Inc., in an all stock offer valued at approximately $12.5 million, including the assumption of outstanding Whatcom State Bancorp stock options. Whatcom State Bancorp, Inc., the holding company for Whatcom State Bank in Bellingham, Washington, is not a publicly traded institution. This valuation represents
2.10 times book value and 19.6 times earnings for the twelve months ended March 31, 1998 for Whatcom State Bancorp, Inc. According to the terms of the definitive agreement, First Washington Bancorp will exchange 0.7671 shares of its common stock for each Whatcom State Bancorp share. The acquisition, which has been approved by the Boards of Directors of each company, is subject to, among other contingencies, approval by regulators and Whatcom State Bancorp shareholders. The transaction is expected to close by the end of the year.

Declaration of 10% Stock Dividend:
---------------------------------
On July 24, 1998 the Company's Board of Directors declared a 10% stock dividend payable August 17, 1998 to shareholders of record August 10, 1998. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

New Accounting Pronouncements:
-----------------------------
In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on the accounting treatment for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested. The consensus of the EITF should be applied as of September 30, 1998, for awards granted prior to March 19, 1998, and existing plans may be amended prior to September 30, 1998. FWWB has not yet determined the impact of the consensus or whether existing plans may be amended.

Year 2000 Compliance

The "Year 2000" (Y2K) issue is the result of older computer programs being written using two digits rather than four to define the applicable year. A computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities.

Based on an assessment of computer hardware, software and other equipment operated by FWWB and its subsidiary Banks, FWWB presently believes that all equipment and programs should be Y2K compliant by December 31, 1998. A program for addressing the Y2K issue through awareness, assessment, renovation and testing has been developed and implemented. Only the testing phase remains. Testing has started and will continue through December, 1998. The costs of implementing and completing the program's phases have not been of a material nature and should continue to be minimal through program completion. The three bank subsidiaries have budgeted close to $150,000 to cover soft and hard costs such as upgrading ATM's, contacting and monitoring vendors, contacting customers and providing information regarding our preparations and testing the systems we have identified as critical and non-critical. FWWB and its Bank subsidiaries have incurred and expensed approximately $8,000 of Y2K related costs in the current fiscal year to date period ended June 30, 1998. Costs incurred and expensed in prior fiscal years were not significant.

FWWB and its subsidiary Banks are continuing to contact and monitor all significant suppliers to determine the extent to which they are vulnerable to those third parties' failures to remedy their own Y2K impact issues. Third party responses have indicated satisfactory progress in addressing any needs for equipment or software renovation. The Banks' large customers are also being contacted to build Y2K awareness and encourage early solutions regarding potential business disruption due to processing failures. Loan and deposit customers are being updated regularly about our preparations and information is being provided to create a much greater awareness of the issue with some ideas about how to assess and prepare for their own Y2K vulnerability. There can be no guarantee that the systems of other companies on which the Banks' systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Banks' systems would not have a material adverse effect on the Banks. However, the Banks will test for the Y2K preparedness of all internal functions and external functions provided by third parties whenever possible. In addition, contingency or alternate sources of support have been identified for each critical function and many of the non-critical functions.

In the event that the Banks' data processing providers do not make their systems Y2K compliant and FWWB is not able to switch to an alternative provider or an in-house system in a timely manner, resulting computer malfunctions could interrupt the operations of the Banks and have a significant adverse effect on FWWB's financial condition and results of operations.

Comparison of Financial Condition at June 30 and March 31, 1998

Total assets increased $208 million, or 18.0%, from $1.154 billion at March 31, 1998, to $1.362 billion at June 30, 1998. The majority of the increase, $164.9 million including goodwill resulting from the use of purchase accounting, was from the acquisition of Towne Bank and the remaining growth of $62.1 million was spread among all three subsidiary Banks and was funded primarily with deposit growth, advances from the FHLB and other borrowings. This growth represented a continuation of management's plans to further leverage FWWB's capital and reflects the solid economic conditions in the markets where FWWB operates.

Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $174.0 million, or 23.0%, from $756.9 million at March 31, 1998, to $930.9 million at June 30, 1998. The increase in gross loans of $186.8 million from $822.6 million at March 31, 1998, to $1.009 million at June 30, 1998, consists of $64.8 million of mortgages secured by commercial and multi-family real estate, $26.7 million of construction and land loans, $4.8 million of residential mortgages and $90.5 million of non-mortgage loans such as commercial, agricultural and consumer loans. The acquisition of TB provided $133.7 million of gross loans consisting of $26.2 million of commercial and multi-family mortgages, $22.1 million of construction and land loans, $7.4 million of residential mortgages and $78 million of commercial and consumer loans. A little more than three quarters of the increase in assets, excluding the TB acquisition, was funded by a net increase of $47.1 million, or 15.8%, in FHLB advances from $297.5 million at March 31, 1998, to $344.6 million on June 30, 1998. Asset growth was also funded by increased deposits and net income from operations. Deposits grew $142.6 million, or 23.7%, from $602.5 million at March 31, 1998, to $745.1 million at June 30, 1998. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $1.7 million, or 1.9%, from $91.7 million at March 31, 1998, to $90.0 million at June 30, 1998. The Towne Bank acquisition provided $133.6 million of deposits and $2.0 million of FHLB advances. Securities available for sale and held to maturity increased $18.5 million, or 6.1%, from $302.6 million at March 31, 1998, to $321.1 million at June 30, 1998. Federal Home Loan Bank Stock increased $2.5 million ($1.0 million from TB acquisition), as FWWB was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale decreased $77,000, primarily as a result of completed sales.

Comparison of Operating Results for the Quarters Ended June 30, 1998 and 1997

General.   Net income for the first quarter of fiscal 1999 was $3.5 million, an increase of $303,000 from the comparable quarter in fiscal 1998. FWWB's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses. Compared to year ago levels, total assets increased 18.0% to $1.36 billion at June 30, 1998, total loans rose 23.0% to $930.9 million, deposits grew 23.7% to $745.1 million and borrowings increased 11.6% to $434.6 million. Net interest margin improved despite the adverse affects of a flattening yield curve and declining market rates and loan pricing spreads, reflecting the acquisition of Towne Bank and continuing changes in the asset and liability mix.

Interest Income. Interest income for the quarter ended June 30, 1998, was $25.8 million compared to $20.1 million for the quarter ended June 30, 1997, an increase of $5.7 million, or 28.6%. The increase in interest income was a result of a $251.5 million, or 25.5%, growth in the average balance of interest-earning assets combined with a 20 basis point increase in the average yield on those assets, which rose from 8.16% in the quarter ended June 1997, to 8.36% in June 1998. Average loans receivable for the first quarter of fiscal 1999 increased by $228.1 million, or 33.7%, when compared to the same quarter in fiscal 1998. Interest income on loans increased by $6.0 million, or 39.9%, compared to the same quarter a year earlier, reflecting the impact of the increase in average loan balances and a 41 basis point increase in the yield on those balances. Average loans receivable represented 73.1% of average earning assets for the quarter ended June 30, 1998, compared to 68.6% for the same period a year earlier. The combined average balance of mortgage-backed and investment securities and FHLB stock for the first quarter of fiscal 1999 increased $23.4 million compared to the first quarter of fiscal 1998, although interest and dividend income from those investments decreased by $218,000 for the June 1998 quarter compared to June 1997. The decrease of interest income on this portfolio largely reflects that while the average balance of mortgage-backed obligations increased by $12.5 million over the same quarter a year earlier, the yield on those securities declined 123 basis points. The decline in the yield on this portfolio primarily reflects a decline in market rates which resulted in decreased yields on many adjustable rate securities which comprise the largest portion of this portfolio and from accelerated amortization of net premiums as a result of increased prepayments on the underlying mortgage loans. Average balances for other investment securities and deposits increased modestly although the yield on those balances declined 10 basis points also reflecting declining market rates. Holdings of FHLB stock (excluding the TB acquisition) increased commensurate with the growth in FHLB advances and the yield on that stock increased 28 basis points.

Interest Expense. Interest expense for the quarter ended June 30, 1998, was $13.9 million compared to $10.7 million for the comparable period in 1997, an increase of $3.7 million, or 30.0%. The increase in interest expense was due to the $262.9 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended June 1998 was largely due to a $182.4 million increase in the average balance of deposits combined with a $80.5 million growth in average FHLB advances and other borrowings. The acquisition of Towne Bank on April 1, 1998 increased deposits $133.6 million. This addition plus $53.0 million of deposit growth resulted in a $2.0 million increase in related interest expense. The average rate on those deposits decreased slightly from 4.40% for the quarter ended June 30, 1997, to 4.39% for the quarter ended June 30, 1998. Average FHLB advances totaled $303.7 million during the quarter ended June 30, 1998, as compared to $248.0 million during the quarter ended June 30, 1997, resulting in a $896,000 increase in related interest expense. The average rate paid on those advances increased from 5.97% for the quarter ended June 30, 1997, to 6.06% for the comparable period in 1997, adding to the increase in interest expense. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $24.7 million from $67.7 million for the quarter ended June 30, 1997, to $92.4 million for the same period in 1998, and the related interest expense increased $346,000, from $971,000 to $1.3 million for the respective periods. The majority of this growth in other borrowings reflects an increase in repurchase agreements with investment banking firms which totaled $84.4 million at June 30, 1998. The cost of other borrowings declined from 5.76% for the quarter ended June 30, 1997, to 5.72% for the quarter ended June 30, 1998.

The following tables provide additional comparative data on the Company's operating performance:

                                                           Quarters ended
       Average Balances                                        June 30
       ----------------                               -----------------------
       (in thousands)                                     1998         1997
                                                          ----         ----
Investment securities and deposits                    $  120,952   $  114,055
FHLB stock                                                17,155       13,142
Mortgage-backed obligations                              194,957      182,451
Loans                                                    904,996      676,891
                                                      ----------   ----------
   Total average interest-earning asset                1,238,060      986,539

Non-interest-earning assets                               75,933       39,592
                                                      ----------   ----------
        Total average assets                          $1,313,993   $1,026,131
                                                      ==========   ==========

Deposits                                              $  734,480   $  552,082
Advances from FHLB                                       303,672      247,950
Other borrowings                                          92,418       67,663
                                                      ----------   ----------
       Total average interest-bearing liabilities      1,130,570      867,695

Non-interest-bearing liabilities                          11,055        8,120
                                                      ----------   ----------
Total average liabilities                              1,141,625      875,815
Equity                                                   172,368      150,316
                                                      ----------   ----------
       Total average liabilities and equity           $1,313,993   $1,026,131
                                                      ==========   ==========

  Interest Rate Yield/Expense (rates are annualized)
  --------------------------------------------------
Interest Rate Yield:
   Investment securities and deposits                       6.06%        6.16%
   Mortgage-backed obligations                              5.68%        6.91%
   Loans                                                    9.25%        8.84%
   FHLB stock                                               7.79%        7.51%
                                                      ----------   ----------
Total interest rate yield on interest-earning assets        8.36%        8.16%
                                                      ----------   ----------
Interest Rate Expense:
   Deposits                                                 4.39%        4.40%
   Advances from FHLB                                       6.06%        5.97%
   Other borrowings                                         5.72%        5.76%
                                                      ----------   ----------
Total interest rate expense on interest-bearing
 liabilities                                                4.95%        4.96%
                                                      ----------   ----------
Interest spread                                             3.41%        3.20%
                                                      ==========   ==========
Net interest margin on interest earning assets              3.84%        3.80%
                                                      ----------   ----------
Additional Key Financial Ratios (ratios are
-------------------------------------------
 annualized)
 -----------
Return on average assets                                    1.08%        1.27%

Return on average equity                                    8.26%        8.66%
Average equity / average assets                            13.12%       14.65%
Average interest-earning assets/interest-bearing
 liabilities                                              109.51%      113.70%
Non-interest [other operating] expenses/average assets
    Excluding amortization of costs in excess of net
     assets acquired (goodwill)                             1.99%        1.83%
    Including amortization of costs in excess of net
     assets acquired (goodwill)                             2.16%        1.92%
Efficiency ratio [non-interest (other operating)
  expenses/revenues]
    Excluding amortization of costs in excess of net
     assets acquired (goodwill)                            48.35%       45.53%
    Including amortization of costs in excess of net
      assets acquired (goodwill)                           52.58%       47.70%

Provision for Loan Losses. During the quarter ended June 30, 1998, the provision for loan losses was $667,000, compared to $355,000 for the quarter ended June 30, 1997, an increase of $312,000. This increase in the provision for losses reflects the higher level of net charge-offs for the period as well as changes in the portfolio composition. Management believes the higher level of charge-offs represents isolated events and is not indicative of changes in the credit quality of the loan portfolio. The allowance for loan losses net of charge-offs (recoveries) increased by $1.8 million, to $9.7 million at June 30, 1998, compared to $7.9 million at March 31, 1998. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management
at the time financial statements are prepared.   In addition, various
regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                                         June 30     March 31
                                                            1998         1998
                                                      ----------   ----------
Loans (including loans held for sale):
  Secured by real estate
    One to four single family dwellings (SFD)         $  428,687   $  423,850
    Commercial & multifamily                             232,630      167,859
    Construction & land-secured                          159,126      132,409
  Commercial & agribusiness                              148,386       67,611
  Consumer, including credit cards                        40,600       30,842
                                                      ----------   ----------
                                                      $1,009,429   $  822,571
      Less loans in process                               65,332       54,500
      Less deferred fees and discounts                     3,457        3,297
      Less allowance for loan losses                       9,717        7,857
                                                      ----------   ----------
Total net loans at end of period                      $  930,923   $  756,917
                                                      ==========   ==========

Allowance for loan losses as a percentage of
 gross principal of loans outstanding                       0.96%        0.96%

                                                           Quarters ended
                                                               June 30
                                                         1997         1996
                                                      ----------   ----------
Change in allowance for loan losses:
    Balance at beginning of the period                $   7,857    $    6,748

       Acquisition of TB                                   1,616           --
       Provision for loan losses                             667          355
       Recoveries                                             69            7
       Charge-offs                                          (492)        (155)
                                                      ----------   ----------
 Balance at end of the period                         $    9,717   $    6,955
                                                      ==========   ==========
Charge-offs as a percentage of average net
  book value of loans outstanding for the period.           0.05%        0.02%

Other Operating Income. Other operating income increased $637,000 from $956,000 for the quarter ended June 30, 1997, to $1.6 million for the quarter ended June 30, 1998. The increase included a $256,000 increase in other fees and service charges due largely to the addition of TB operations, combined with increases in fee income at FSBW and IEB reflecting deposit growth and pricing adjustments. There also was a $332,000 increase in net gains on loans sold in the quarter ended June 30, 1998, as compared to the same period in 1997. This increase primarily reflects increases in IEB's residential mortgage banking operations, and increased sales of loans, with servicing retained, by FSBW which increased the volume of loans sold in the secondary market over the comparable period in the prior year. The volume of loan sales and related net gain on sale of loans increased from $10.2 million and $191,000, respectively, for the quarter ended June 30, 1997, to $36.5 million and $523,000, respectively, for the quarter ended June 30, 1998. Increased sales of loans at FSBW were designed to curtail the rate of growth in relatively low yielding fixed rate residential mortgages during this period of low market rates and to reduce its exposure to the risk of rising interest rates.

Other Operating Expenses. Other operating expenses increased $2.2 million from $4.9 million for the quarter ended June 30, 1997, to $7.1 million for the quarter ended June 30, 1998. The increase in expenses was largely due to the inclusion of $1.7 million of TB's operating expenses in the first quarter of fiscal 1999 that were not present in fiscal 1998. The increase in other operating expenses was partially offset by a $170,000 increase in capitalized loan origination costs resulting from increased volume in loan origination.
In addition to the acquisition of Towne Bank, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as FWWB continues to expand. Despite the high operating expenses associated with transitioning FWWB to more of a commercial bank profile, FWWB's efficiency ratio, excluding the amortization of goodwill, increased only 2.82 percentage points, to 48.35%, for the first quarter of fiscal 1999 from 45.53% for the same period in 1997. Other operating expenses as a percentage of average assets were 2.16% (1.99% excluding the amortization of goodwill) for the quarter ended June 30, 1998, compared to 1.92% (1.83% excluding the amortization of goodwill) for the quarter ended June 30, 1997.

Income Taxes. Income tax expense was $2.16 million for the quarter ended June 30, 1998, compared to $1.79 million for the comparable quarter in 1997. The $379,000 increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of costs in excess of net assets acquired in purchasing IEB and TB and part of the expense recorded in the release of ESOP shares are not deductible for tax purposes. The Company's effective tax rates for the quarters ended June 30, 1998 and 1997, were 38% and 35%, respectively.

Asset Quality

The following tables are provided to disclose additional details on asset quality (in thousands):

                                                         June 30     March 31
                                                            1998         1998
                                                      ----------   ----------
Non-performing assets at end of the period:
  Non-performing loans:
   Delinquent loans on non-accrual status            $    4,663    $    1,270
   Delinquent loans on accrual statu                        168           150
                                                      ----------   ----------
     Total non-performing loans                           4,831         1,420
   Real estate owned ( REO)                                 805           882
                                                      ----------   ----------
     Total non-performing assets at end of the
      period                                          $    5,636   $    2,302
                                                      ==========   ==========
Non-performing loans as a percentage of total
  net loans at end of the period                            0.52%        0.19%
Ratio of allowance for loan losses to non-performing
  loans at end of the period                                 201%         553%
Non-performing assets as a percentage of total
  assets at end of the period.                              0.41%        0.20%
Troubled debt restructuring [TDR's]
  at end of the period                                $      255   $      305
                                                      ----------   ----------
Troubled debt restructuring as a percentage of:
  Total gross principal of loans outstanding at
    end of the period                                       0.03%        0.04%
  Total assets at end of the period                         0.02%        0.03%

Liquidity and Capital Resources

FWWB's primary sources of funds are deposits, FHLB advances, proceeds from loan principal and interest payments and sales of loans, and the maturity of, and interest income on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.

The primary investing activity of FWWB is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, FSBW, IEB and TB. During the quarter ended June 30, 1998, the Banks closed or purchased loans in the amount of $204.6 million. In addition, during this quarter, funds were used to purchase $2.4 million of treasury stock and pay out $7.7 million for the acquisition of Towne Bancorp, Inc. These activities were funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the quarter ended June 30, 1998, principal repayments on loans totaled $113.6 million and the Banks' proceeds from the sale of mortgage loans totaled $37.5 million. FHLB advances and other borrowings increased $43.3 million (net of TB acquisition) for the same period, and net deposit growth was $9.0 million (net of TB acquisition).

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At June 30, 1998, the Banks had undisbursed loans in process totaling $65.3 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW also maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 45% of FSBW's total assets, which as of June 30, 1998, would give FSBW a total credit line of $446.8 million. Advances under this credit facility totaled $339.5 million, or 34.2% of FSBW's assets at June 30, 1998. IEB and TB also maintain credit facilities with various financial institutions, including the FHLB of Seattle, that would allow them to borrow up to $20.6 million.

At June 30, 1998, savings certificates amounted to $461.6 million, or 62%, of the Banks' total deposits, including $320.7 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances, other borrowings and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 1998, FWWB's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

FWWB, as a bank holding company, is regulated by the Federal Reserve Board
(FRB). The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements of the FDIC for banks with $150 million or more in total consolidated assets. FWWB's total regulatory capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.

The actual regulatory capital ratios calculated for FWWB along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                         Minimum for capital
                                     Actual               adequacy purposes
                              --------------------       -------------------
                               Amount       Ratio        Amount       Ratio
June 30, 1998:                 ------       -----        ------       -----
FWWB-consolidated
  Total capital to risk-
   weighted assets            $148,465      17.37%       $68,394      8.00%
  Tier 1 capital to risk-
   weighted assets             138,748      16.23         34,197      4.00
  Tier 1 leverage capital to
   average assets              138,748      10.84         51,185      4.00

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

From time to time FWWB or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which is considered to have a material impact on the FWWB's financial position or results of operations.

Item 2.   Changes in Securities

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Stockholders

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial data schedule

Report (s) on Form 8-K filed during the quarter ended June 30, 1998, are as follows:

Date Filed                    Purpose
----------                    -------

April 6, 1998                 Announcement of consummation of acquisition of
                              Towne Bancorp, Inc.

June 25, 1998                 Announcement of entering into an agreement and
                              plan of mergers with Whatcom State Bancorp, Inc.
                              and Whatcom State Bank.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   First Washington Bancorp, Inc.




August 13, 1998                    /s/ Gary Sirmon
                                   ------------------------------------
                                   Gary Sirmon
                                   President and Chief Executive Officer


August 13, 1998                    /s/ D. Allan Roth
                                   ------------------------------------
                                   D. Allan Roth
                                   Secretary and Treasurer