Form 10-Q
period 1998-09-30
FIRST WASHINGTON BANCORP INC /WA/
filed 1998-11-17
CIK 946673

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the quarterly period ended....................  SEPTEMBER 30, 1998
                                                        --------------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    -----------

                      Commission File Number      0-26584
                                             ------------
                        FIRST WASHINGTON BANCORP, INC.
                        ------------------------------
           (Exact name of registrant as specified in its charter)

               WASHINGTON                                  91-1691604
      -------------------------------                   -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           10 S. First Avenue        Walla Walla, Washington  99362
           --------------------------------------------------------
            (Address of principal executive offices and zip code)

                                (509) 527-3636
                                --------------
            (Registrant's telephone number, including area code)

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

      (1)   Yes   X    No
                -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of class:                    As of October 31, 1998
            ---------------                    ----------------------

      COMMON STOCK, $.01 PAR VALUE             11,428,559 SHARES *

            * Includes 775,087 shares held by employee stock ownership plan
            (ESOP) that have not been released, committed to be released, or allocated to participant accounts.

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                               Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

   Consolidated Statements of Financial Condition
   as of September 30, 1998 and March 31, 1998.......................... 2

   Consolidated Statements of Income
   for the Quarters and Six Months Ended September 30, 1998 and 1997.... 3

   Consolidated Statements of Changes in Stockholders' Equity
    for the Six Months Ended September 30, 1998 and 1997................ 4

   Consolidated Statements of Cash Flows
    for the Six Months Ended September 30, 1998 and 1997................ 6

   Selected Notes to Consolidated Financial Statements.................. 8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

   General............................................................. 11

   Recent Developments and Significant Events.......................... 11
    Comparison of Financial Condition at September 30, 1998 and
    March 31, 1998..................................................... 13

   Comparison of Results of Operations for the Quarters and Six
    Months Ended September 30, 1998 and 1997........................... 13
    Asset Quality...................................................... 18

   Market Risk and Asset/Liability Management.......................... 18

   Liquidity and Capital Resources..................................... 22

   Capital Requirements................................................ 23

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings........................................... 24

   Item 2. Changes in Securities....................................... 24

   Item 3. Defaults upon Senior Securities............................. 24

   Item 4. Submission of Matters to a Vote of Stockholders............. 24

   Item 5. Other Information........................................... 24

   Item 6. Exhibits and Reports on Form 8-K............................ 25

SIGNATURES............................................................. 26

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (IN THOUSANDS, EXCEPT SHARES)
                     SEPTEMBER 30, 1998 AND MARCH 31, 1998

                                                 (UNAUDITED)
                                                 SEPTEMBER 30     March 31
ASSETS                                                   1998         1998
                                                 ------------  -----------
Cash and due from banks                           $    50,265  $    42,529
Securities available for sale, cost $331,882
 and $298,346                                         337,262      302,419

Securities held to maturity, fair value
 $2,588 and $194                                        2,539          194
Federal Home Loan Bank stock                           20,657       16,050
Loans receivable:
   Held for sale, fair value $12,640 and $12,436       12,640       12,436
   Held for portfolio                                 964,258      752,338
   Allowances for loan losses                         (10,418)      (7,857)
                                                  -----------  -----------
                                                      966,480      756,917
Accrued interest receivable                             9,720        7,569
Real estate held for sale, net                          1,518          882
Property and equipment, net                            12,746       11,379
Costs in excess of net assets acquired, net            29,107       11,007
Other assets                                            6,424        5,126
                                                  -----------  -----------
                                                  $ 1,436,718  $ 1,154,072
                                                  ===========  ===========
LIABILITIES
Deposits:
   Non-interest-bearing                           $    90,950  $    56,691
   Interest-bearing                                   688,945      545,831
                                                  -----------  -----------
                                                      779,895      602,522
Advances from Federal Home Loan Bank                  380,860      297,549
Other borrowings                                       92,005       91,723
Accrued expenses and other liabilities                  7,510        5,475
Deferred compensation                                   2,536        3,798
Deferred income tax liability, net                        236          541
Income taxes payable                                    1,624        2,280
                                                  -----------  -----------
                                                    1,264,666    1,003,888
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value,
 500,000 shares authorized, no shares issued               --           --
Common  stock - $0.01 par value, 27,500,000
 shares authorized, 12,001,588 shares issued: *
 11,479,359 shares and 10,948,149 shares
 outstanding * at September 30, 1998 and
 March 31, 1998, respectively and additional
 paid-in capital                                      125,660      108,994
Retained earnings                                      54,301       72,962
Valuation reserve for securities available for sale     3,526        2,680
Treasury stock, at cost: none and 1,053,439 shares *
 at September 30, 1998, see note 1, and March 31,
 1998, respectively -- (20,979) Unearned shares of
 common stock issued to employee stock ownership
 plan trust (ESOP):
 775,087 and 787,897 restricted shares outstanding *
 at September 30, 1998 and March 31, 1998,
 respectively, at cost                                 (7,046)      (7,163)
Carrying value of shares held in trust for stock-
 related compensation plans                            (4,389)      (6,310)
                                                  -----------  -----------
                                                      172,052      150,184
                                                  -----------  -----------
                                                  $ 1,436,718  $ 1,154,072
                                                  ===========  ===========
* - Adjusted for stock dividend see note 2:

              FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED) (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                        Quarters Ended     Six Months Ended
                                          September 30       September 30
                                      ------------------  ------------------
                                         1998      1997     1998      1997
                                         ----      ---      ----      ----
INTEREST INCOME:
     Loans receivable                 $ 22,063  $ 16,178  $ 42,940  $ 31,100
     Mortgage-backed securities          3,423     3,173     6,184     6,315
     Securities and deposits             2,190     1,960     4,351     3,958
                                      --------  --------   -------  --------
                                        27,676    21,311    53,475    41,373
INTEREST EXPENSE:
     Deposits                            8,304     6,381    16,340    12,440
     Federal Home Loan Bank advances     5,244     4,310     9,831     8,001
     Other borrowings                    1,371     1,063     2,688     2,034
                                      --------  --------   -------  --------
                                        14,919    11,754    28,859    22,475
                                      --------  --------   -------  --------
     Net interest income before
     provision for loan losses          12,757     9,557    24,616    18,898

PROVISION FOR LOAN LOSSES                  703       400     1,370       755
                                      --------  --------   -------  --------
     Net interest income                12,054     9,157    23,246    18,143

OTHER OPERATING INCOME:
     Loan servicing fees                   165       171       390       355
     Other fees and service charges        827       643     1,663     1,223
     Gain on sale of loans                 628       288     1,151       479
     Gain (loss) on sale of securities       2         1         7         2
     Miscellaneous                         170        10       174        10
                                      --------  --------   -------  --------
     Total other operating income        1,792     1,113     3,385     2,069

OTHER OPERATING EXPENSES:
     Salary and employee benefits        4,410     3,262     8,608     6,358
     Less capitalized loan origination
      costs                               (643)     (491)   (1,319)     (997)
     Occupancy and equipment             1,133       712     2,182     1,437
     Information/computer data services    369       256       741       504
     Advertising                           137        99       271       208
     Deposit insurance                      89        69       174       139
     Amortization of costs in excess
      of net assets acquired               569       225     1,138       449
     Miscellaneous                       1,423     1,004     2,765     1,950
                                      --------  --------   -------  --------
     Total other operating expenses      7,487     5,136    14,560    10,048
                                      --------  --------   -------  --------
     Income before provision for
      income taxes                       6,359     5,134    12,071    10,164

PROVISION FOR INCOME TAXES               2,392     1,837     4,556     3,622
                                      --------  --------   -------  --------
NET INCOME                            $  3,967  $  3,297   $ 7,515  $  6,542
                                      ========  ========   =======  ========
Net income per common share, see Notes 2 & 5:
          Basic                       $    .38  $    .32   $   .71  $    .64
          Diluted                     $    .36  $    .31   $   .68  $    .62

Cumulative dividends declared per
 common share:                        $    .09  $    .06   $   .17  $    .13

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (IN THOUSANDS)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                         1998         1997
                                                      ---------    ---------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period                        $ 108,994    $ 107,953
    Acquisition of Towne Bank:
     Issuance of stock-fair market value in
       excess of basis                                    1,261           --
     Assumption of options                                2,018           --
     Release of earned ESOP shares                          174          389
     Recognition of tax benefit due to vesting
       of MRP shares                                        276          231
     Excess of basis over proceeds of treasury stock
       reissued for exercised stock options                (318)         (19)
     Record 10% stock dividend, see note 2               24,371           --
     Retirement of treasury shares resulting from
       reincorporation in state of Washington,
       see note 1                                       (11,116)          --
                                                      ---------    ---------
  Balance, end of period                                125,660      108,554

RETAINED EARNINGS:
  Balance, beginning of period                           72,962       62,572
     Net income                                           7,515        6,542
     Record 10% stock dividend                          (24,371)          --
     Cash dividends                                      (1,805)      (1,404)
                                                      ---------    ---------
  Balance, end of period                                 54,301       67,710

VALUATION RESERVE FOR SECURITIES AVAILABLE FOR SALE:
  Balance, beginning  of period                           2,680         (401)
      Change in valuation reserve                           846        2,273
                                                      ---------    ---------
  Balance, end of period                                  3,526        1,872

TREASURY STOCK:
  Balance, beginning of period                          (20,979)      (6,954)
     Basis of stock reissued in acquisition of
       Towne Bank                                        17,206           --
     Purchases of treasury stock                         (7,340)      (6,619)
     Purchases of treasury stock for exercised stock
       options                                             (409)
     Reissuance of treasury stock for MRP
       and/or exercised stock options                       409           --
     Repurchase of forfeited shares from MRP                 (3)         (12)
     Retirement of treasury shares resulting form
       reincorporation in state of Washington,
       see note 1                                        11,116           --
                                                      ---------    ---------
  Balance, end of period                                     --      (13,585)

UNEARNED, RESTRICTED ESOP SHARES AT COST:
  Balance, beginning of period                           (7,163)      (7,751)
     Release of earned ESOP shares                          117          225
                                                      ---------    ---------
  Balance, end of period                                 (7,046)      (7,526)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS:
  Balance, beginning of period                          (6,310)      (6,783)
     Cumulative effect of change in accounting for
       Rabbi Trust, see note 2                           1,354           --
     Net change in number and/or valuation of
       shares held in trust                                  3         (558)
     Amortization of compensation related to MRP           564          611
                                                      ---------    ---------
  Balance, end of period                                (4,389)      (6,730)
                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                            $ 172,052    $ 150,295
                                                      =========    =========

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (CONTINUED) (IN THOUSANDS)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    1998        1997
                                                  -------     -------
COMMON STOCK, SHARES ISSUED: *
  Number of shares, beginning of period            12,002      12,002
                                                  -------     -------
  Number of shares, end of period                  12,002      12,002
                                                  -------     -------
TREASURY STOCK, SHARES RETIRED 9/30/98;
 REPURCHASED, 9/30/97, SEE NOTE 1: *
  Number of shares, beginning of period            (1,053)       (432)
    Purchase of treasury stock                       (323)       (299)
    Purchase of treasury stock used for
     exercised stock options                          (18)         (2)
    Reissuance of treasury stock to deferred
      compensation plan and/or exercised stock
      options                                          18           2
    Shares reissued in acquisition of Towne Bank      853          --
    Repurchase of shares forfeited from MRP            --          --
                                                  -------     -------
  Number of shares retired/repurchased,
    end of period                                    (523)       (731)
                                                  -------     -------
  Shares issued and outstanding, end of period     11,479      11,271
                                                  =======     =======
UNEARNED, RESTRICTED ESOP SHARES: *
  Number of shares, beginning of period              (788)       (852)
    Release of earned shares                           13          24
                                                  -------     -------
  Number of shares, end of period                    (775)       (828)
                                                  =======     =======
* - Adjusted for stock dividend, see note 2

              FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (IN THOUSANDS)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    1998           1997
                                                  ---------      ---------
OPERATING ACTIVITIES
   Net income                                     $   7,515      $   6,542
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Deferred taxes                                    (109)            --
     Depreciation                                       810            536
     Loss (gain) on sale of securities                   (7)            (2)
     Net amortization of premiums and
       discounts on investments                         468             (3)
     Amortization of costs in excess of net
       assets acquired                                1,138            449
     Amortization of MRP compensation liability         564            611
     Loss (gain) on sale of loans                    (1,151)          (503)
     Net changes in deferred loan fees, premiums
       and discounts                                    212            453

     Loss (gain) on disposal of real estate held
       for sale                                           4             20
     Loss (gain) on disposal of property and equipment  (97)            (5)
     Capitalization of mortgage servicing rights
      from sale of mortgages with servicing retained   (406)           (73)
     Amortization of mortgage servicing rights          121             35
     Provision for losses on loans and real estate
       held for sale                                  1,370            745
     FHLB stock dividend                               (693)          (541)
     Cash provided (used) in operating assets and
      liabilities:
         Loans held for sale                          1,922         (3,517)
         Accrued interest receivable                 (1,431)          (790)
         Other assets                                  (704)           (90)
         Deferred compensation                          130            130
         Accrued expenses and other liabilities       1,186            630
         Income taxes payable                        (1,031)          (933)
                                                  ---------      ---------
          Net cash provided by operating
            activities                                9,811          3,694
                                                  ---------      ---------
INVESTING ACTIVITIES:
   Purchase of securities available for sale       (218,149)       (80,735)
   Principal payments and maturities of
     securities available for sale                  184,457         82,904
   Proceeds from sales of securities
     available for sale                               2,206          1,000
   Purchase of securities held to maturity               --             --
   Principal payments and maturities of
     securities held to maturity                        261            199
   Purchase of FHLB stock                            (3,004)        (1,719)
   Loans originated and closed - net               (320,361)      (244,846)
   Purchase of loans and participating interest
     in loans                                       (56,691)       (28,673)
   Proceeds from sales of loans and participating
    interest in loans                                71,497         27,324
   Principal repayments on loans                    211,746        160,597
   Purchase of property and equipment                (1,368)        (1,090)
   Proceeds from sale of property and equipment         374              9
   Insurance proceeds on real estate held for
    sale-net                                             --            119
   Basis of real estate held for sale acquired in
     settlement of loans and disposed of during the
     period                                           1,327          1,127
   Funds transferred to deferred compensation
     plan trusts                                        (41)           (39)
   Acquisition of Towne Bank, net cash acquired       9,328             --
                                                  ---------      ---------
        Net cash used by investing activities      (118,418)       (83,823)
                                                  ---------      ---------

                          (CONTINUED ON NEXT PAGE)

              FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED) (IN THOUSANDS)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                        (CONTINUED FROM PRIOR PAGE)


                                                    1998           1997
                                                  ---------      ---------
FINANCING ACTIVITIES
   Increase (decrease) in deposits                $  43,789      $  21,824
   Proceeds from FHLB advances                      187,554        424,345
Repayment of FHLB advances                         (106,243)      (378,653)
Proceeds from reverse repurchase borrowings              --         24,877
   Repayments of reverse repurchase borrowings       (9,532)          (301)
   Decrease-net in other borrowings                   9,814         (3,109)
 Compensation expense recognized for shares released
     for allocation to participants of the ESOP:
       Original basis of shares                         117            225
       Excess of fair value of released shares
         over basis                                     174            389
   Cash dividends paid                               (1,673)        (1,422)
   Net cost of exercised stock options                 (317)           (19)
       Purchase of treasury stock                    (7,340)        (6,619)
                                                  ---------      ---------
    Net cash provided by financing activities       116,343         81,537
                                                  ---------      ---------
   NET INCREASE (DECREASE) IN CASH AND DUE
     FROM BANKS                                       7,736          1,408

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD         42,529         24,488
                                                  ---------      ---------
CASH AND DUE FROM BANKS, END OF PERIOD            $  50,265      $  25,896
                                                  =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                 $  28,429      $  21,346
    Taxes paid                                    $   5,847      $   4,555
    Non-cash transactions:
      Loans, net of discounts, specific loss
       allowances and unearned income
       transferred to real estate owned           $   1,967      $   1,812
    Net change in accrued dividends payable       $     132      $     (18)
    Net change in unrealized gain (loss) in
     deferred compensation trust and related
     liability                                    $   1,392      $    (538)
     Treasury stock forfeited by MRP              $       3      $      12
     Fair value of stock issued and options
      assumed in connection with the
      acquisition of Towne Bank                   $  20,484      $      --
     Recognize tax benefit of vested MRP shares   $     276      $     231
     Non-cash portion of 10% stock dividend       $  24,371      $      --

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998 AND MARCH 31, 1998

NOTE 1:    REINCORPORATION AND BASIS OF PRESENTATION

Reincorporation:
----------------
The stockholders of First Savings Bank of Washington Bancorp, Inc., a Delaware corporation and herein referred to as "FSBWB," approved the reincorporation of FSBWB from Delaware to Washington on July 24, 1998. The reincorporation was effected July 24, 1998 by merging FSBWB into a wholly owned subsidiary which had been recently formed solely for the purpose of effecting the reincorporation. The surviving corporation is known as First Washington Bancorp, Inc., a Washington corporation, and is hereafter referred to as "FWWB." Upon consummation of the merger, each share of Common Stock of FSBWB, par value $.01 per share, was automatically converted into one share of Common Stock of FWWB, par value $.01 per share.

The merger was consummated under the terms and conditions of a Plan of Merger pursuant to which FSBWB ceased to exist as a Delaware corporation, the stockholders of FSBWB became shareholders of FWWB, FWWB succeeded to all the assets, liabilities, subsidiaries and other properties of FSBWB to the full extent provided by law, and the rights of the shareholders and internal affairs of FWWB are to be governed by the articles of incorporation and bylaws of FWWB and the Washington Business Corporation Act, as amended. As a result of the merger, FWWB has the same business, management, benefit plans, location, assets, liabilities and net worth as did FSBWB. However, because the state of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

Basis of Presentation:
----------------------
The unaudited consolidated financial statements of FWWB included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and the results ofoperations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include FWWB's wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). The balance sheet data at March 31, 1998, is derived from FWWB's audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-26584), of FWWB.

Certain amounts in the prior periods' financial statements and/or schedules have been reclassified to conform to the current period's presentation. These reclassifications affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.

NOTE 2: RECENT DEVELOPMENTS

Acquisition of Towne Bancorp, Inc.:
-----------------------------------
On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc. FWWB paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB became a wholly owned subsidiary of FWWB. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14 year period and result in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB is a community business bank which had, before recording of goodwill, approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. TB operates five full service branches in the Seattle, Washington metropolitan area--in Woodinville, Redmond, Bellevue, Renton and Bothell.

Agreement to Acquire Whatcom State Bancorp, Inc.:
-------------------------------------------------
FWWB has signed a definitive agreement to acquire Whatcom State Bancorp, Inc., in an all stock offer valued at approximately $12.5 million, including the assumption of outstanding Whatcom State Bancorp stock options. Whatcom State Bancorp, Inc., the holding company for Whatcom State Bank in Bellingham, Washington, is not a publicly traded institution. This valuation represents approximately 2.10 times book value and 19.6 times earnings for the twelve months ended March 31, 1998 for Whatcom State Bancorp, Inc. According to the terms of the definitive agreement, FWWB will exchange 0.7671 shares of its common stock for each Whatcom State Bancorp share. The acquisition, which has been approved by the Boards of Directors of each company, is subject to, among other contingencies, approval by regulators and Whatcom State Bancorp shareholders. The transaction is expected to close by the end of the calendar year.

Declaration of 10% Stock Dividend:
----------------------------------
On July 24, 1998 FWWB's Board of Directors declared a 10% stock dividend payable August 17, 1998 to shareholders of record on August 10, 1998. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

New Accounting Pronouncement:
-----------------------------
In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on the accounting treatment for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested. The consensus of the EITF was applied as of September 30, 1998 for all awards granted and existing plans were required to be amended prior to September 30, 1998. Application of the consensus is reflected as a change in accounting principle under which the Company stock purchased for a Rabbi Trust obligation and the related liability for deferred compensation is recorded at acquisition cost. Prior to this change the stock was recorded at fair market value. The effect of this change in accounting increased equity by $1.35 million and reduced the related liability for deferred compensation by the same amount.

NOTE 3: ADOPTION OF NEW ACCOUNTING STANDARDS

FWWB adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, effective April 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. FWWB's comprehensive income includes all items which comprise net income plus the unrealized holding gains, net of related taxes, on available-for-sale securities. For the quarters and six months ended September 30, 1998 and 1997, FWWB's comprehensive income was as follows:

                                      Quarters Ended       Six Months Ended
                                       September 30          September 30
                                     ----------------      ------------------
                                     1998       1997       1998        1997
                                     ----       ----       ----        ----
Net income                         $ 3,967    $ 3,297    $ 7,515     $ 6,542
Other comprehensive income             909        803        843       2,273
                                   -------    -------    -------     -------
Total comprehensive income         $ 4,876    $ 4,100    $ 8,358     $ 8,815
                                   =======    =======    =======     =======

NOTE 4:  ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND
         SECURITIES

The following table sets forth additional detail on the FWWB's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                     September 30      March 31
                                             1998          1998
                                     ------------      --------
Interest-bearing deposits included
   in cash and due from banks         $  22,483       $  15,587
                                      ---------       ---------
Mortgage-backed securities              224,401         197,130
Other securities-taxable                 77,337          70,092
Other securities-tax exempt              34,704          32,093
Other stocks with dividends               3,359           3,298
                                      ---------       ---------
    Total securities                    339,801         302,613

Federal Home Loan Bank stock             20,657          16,050
                                      ---------       ---------
                                      $ 382,941       $ 334,250
                                      =========       =========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                      Quarters Ended       Six Months Ended
                                       September 30          September 30
                                     ----------------      ------------------
                                     1998       1997       1998        1997
                                     ----       ----       ----        ----
Mortgage-backed securities         $ 3,423    $ 3,173    $ 6,184     $ 6,315
                                   -------    -------    -------     -------
Taxable interest and dividends       1,364      1,148      2,692       2,382
Tax-exempt interest                    466        517        966       1,035
Federal  Home Loan Bank stock-
 dividends                             360        295        693         541
                                   -------    -------    -------     -------
                                     2,190      1,960      4,351       3,958
                                   -------    -------    -------     -------
                                   $ 5,613    $ 5,133    $10,535     $10,273
                                   =======    =======    =======     =======

NOTE 5: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS) AND CALCULATION OF OUTSTANDING SHARES

                                                  Calculation of
                                        Weighted Average Shares Outstanding
                                             for Earnings Per Share
                                                 (in thousands)

                                      Quarters Ended       Six Months Ended
                                       September 30          September 30
                                     ----------------      ------------------
                                     1998       1997       1998        1997
                                     ----       ----       ----        ----
Total shares originally issued      12,002     12,002     12,002      12,002
    Less treasury stock
     including shares allocated
     to MRP                           (713)      (939)      (664)       (907)
    Less unallocated shares held
      by the ESOP                     (779)      (834)      (783)       (840)
                                   -------    -------    -------     -------
Basic weighted average shares
  outstanding                       10,510     10,229     10,555      10,255
Plus MRP and stock option
  incremental shares considered
  outstanding for diluted
  EPS calculations                     516        390        498         378
                                   -------    -------    -------     -------
Diluted weighted average shares
 outstanding                        11,026     10,619     11,053      10,633
                                   =======    =======    =======     =======

                                      Calculation of
                                   Outstanding Shares at*
                                      (in thousands)
                                SEPTEMBER 30    March 31
                                        1998        1998
                                ------------    --------
Total shares issued                 12,002        12,002
   Less retired treasury stock        (523)         (731)
                                    ------        ------
Outstanding shares issued           11,479        11,271
                                    ======        ======

*  - Adjusted for 10% stock dividend granted August 10, 1998

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

The operating results of FWWB depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of FWWB's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, FWWB's net interest income significantly increased for the quarter and six months ended September 30, 1998, when compared to the same periods for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances from the acquisition of TB on April 1, 1998 although significant asset and liability growth also occurred at FSBW and IEB. FWWB's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. FWWB's net income also significantly increased when compared to the same periods for the prior year.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of FWWB. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements.

RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

RECENT DEVELOPMENTS

Reincorporation:
----------------
The stockholders of First Savings Bank of Washington Bancorp, Inc., a Delaware corporation and herein referred to as "FSBWB," approved the reincorporation of FSBWB from Delaware to Washington on July 24, 1998. The reincorporation was effected July 24, 1998 by merging FSBWB into a wholly owned subsidiary which had been recently formed solely for the purpose of effecting the reincorporation. The surviving corporation is known as First Washington Bancorp, Inc., a Washington corporation, and is hereafter referred to as "FWWB." Upon consummation of the merger, each share of Common Stock of FSBWB, par value $.01 per share, was automatically converted into one share of common stock of FWWB, par value $.01 per share.

The merger was consummated under the terms and conditions of a Plan of Merger pursuant to which FSBWB ceased to exist as a Delaware corporation, the stockholders of FSBWB became shareholders of FWWB, FWWB succeeded to all the assets, liabilities, subsidiaries and other properties of FSBWB to the full extent provided by law, and the rights of the shareholders and internal affairs of FWWB are to be governed by the articles of incorporation and bylaws of FWWB and the Washington Business Corporation Act, as amended. As a result of the merger, FWWB has the same business, management, benefit plans, location, assets, liabilities and net worth as did FSBWB.

Acquisition of Towne Bancorp, Inc.:
-----------------------------------
On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc. FWWB paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB became a wholly owned subsidiary of FWWB. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bank net assets acquired (goodwill). Goodwill assets are being amortized over a 14 year period and result in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB is a community business bank which had, before recording of goodwill, approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. TB operates five full service branches in the Seattle, Washington metropolitan area--in Woodinville, Redmond, Bellevue, Renton and Bothell.

Agreement to Acquire Whatcom State Bancorp, Inc.:
-------------------------------------------------
FWWB has signed a definitive agreement to acquire Whatcom State Bancorp, Inc., in an all stock offer valued at approximately $12.5 million, including the assumption of outstanding Whatcom State Bancorp stock options. Whatcom State Bancorp, Inc., the holding company for Whatcom State Bank in Bellingham, Washington, is not a publicly traded institution. This valuation represents approximately 2.10 times book value and 19.6 times earnings for the twelve months ended March 31, 1998 for Whatcom State Bancorp, Inc. According to the terms of the definitive agreement, First Washington Bancorp will exchange
0.7671 shares of its common stock for each Whatcom State Bancorp share. The acquisition, which has been approved by the Boards of Directors of each company, is subject to, among other contingencies, approval by regulators and Whatcom State Bancorp shareholders. The transaction is expected to close by the end of the year.

Declaration of 10% Stock Dividend:
----------------------------------
On July 24, 1998 the Company's Board of Directors declared a 10% stock dividend payable August 17, 1998 to shareholders of record August 10, 1998. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

New Accounting Pronouncement:
-----------------------------
In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on the accounting treatment for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested. The consensus of the EITF was applied as of September 30, 1998 for all awards granted and existing plans were required to be amended prior to September 30, 1998. Application of the consensus is reflected as a change in accounting principle under which the Company stock purchased for a Rabbi Trust obligation and the related liability for deferred compensation is recorded at acquisition cost. Prior to this change the stock was recorded at fair market value. The effect of this change in accounting increased equity by $1.35 million and reduced the related liability for deferred compensation by the same amount.

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

Based on an assessment of computer hardware, software and other equipment operated by FWWB and its subsidiary Banks, FWWB presently believes that all equipment and programs should be Y2K compliant by December 31, 1998. A program for addressing the Y2K issue through awareness, assessment, renovation and testing has been developed and implemented. Only the testing phase remains. Testing has started and will continue through December, 1998. The three bank subsidiaries have budgeted close to $450,000 to cover soft and hard costs such as upgrading ATMs, contacting and monitoring vendors, contacting customers and providing information regarding our preparations and testing the systems we have identified as critical and non-critical. FWWB and its Bank subsidiaries have incurred and expensed approximately $184,000 of Y2K related costs in the current fiscal year to date period ended September 30, 1998. Costs incurred and expensed in prior fiscal years were not significant. During the past quarter, as a result of initial testing for Y2K preparedness and review of the current status of contingency planning, management expanded the budget to include additional administrative, personnel and overhead costs which resulted in a $300,000 increase from the original budget.

FWWB and its subsidiary Banks are continuing to contact and monitor all significant suppliers to determine the extent to which they are vulnerable to those third parties' failures to remedy their own Y2K impact issues. Third party responses have indicated satisfactory progress in addressing any needs for equipment or software renovation. The Banks are contacting their large loan and deposit customers to build Y2K awareness and encourage early development of contingency plans and solutions in an effort to prevent potential business disruption due to Y2K processing failures. Loan and deposit customers are being updated regularly about our preparations and information is being provided to create a much greater awareness of the issue with some ideas about how to assess and prepare for their own Y2K vulnerability. There can be no guarantee that the systems of other companies on which the Banks' systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Banks' systems would not have a material adverse effect on the Banks. However, the Banks will test for the Y2K preparedness of all internal functions and external functions provided by third parties whenever possible. In addition, contingency or alternate sources of support have been identified for each critical function and many non-critical functions.

In the event that the Banks' data processing providers do not make their systems Y2K compliant and FWWB is not able to switch to an alternative provider or an in-house system in a timely manner, resulting computer malfunctions could interrupt the operations of the Banks and have a significant adverse effect on FWWB's financial condition and results of operations.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30 AND MARCH 31, 1998

Total assets increased $283 million, or 24.5%, from $1.154 billion at March 31, 1998, to $1.437 billion at September 30, 1998. The majority of the increase, $164.9 million, was from the acquisition of Towne Bank including goodwill resulting from the use of purchase accounting. The remaining growth of $117.1 million was spread among all three subsidiary Banks and was funded primarily with deposit growth, advances from the FHLB and other borrowings. This growthrepresented a continuation of management's plans to further leverage FWWB's capital and reflects the solid economic conditions in the markets where FWWB operates.

Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $209.6 million, or 27.7%, from $756.9 million at March 31, 1998, to $966.5 million at September 30, 1998. The increase in gross loans of $229.9 million from $822.6 million at March 31, 1998, to $1.052 billion at September 30, 1998, consists of $85.5 million of mortgages secured by commercial and multi-family real estate, $50.3 million of construction and land loans, $4.9 million of residential mortgages and $89.2 million of non-mortgage loans such as commercial, agricultural and consumer loans. The acquisition of TB on April 1, 1998 provided $121.7 million of gross loans consisting of $24.3 million of commercial and multi-family mortgages, $19.4 million of construction and land loans, $6.4 million of residential mortgages and $71.6 million of commercial and consumer loans. A little more than three quarters of the increase in assets, excluding the TB acquisition, was funded by a net increase of $83.3 million, or 28.0%, in FHLB advances from $297.5 million at March 31, 1998, to $380.9 million on September 30, 1998. Asset growth was also funded by increased deposits and net income from operations. Deposits grew $177.4 million, or 29.4%, from $602.5 million at March 31, 1998, to $779.9 million at September 30, 1998. Other borrowings, primarily reverse repurchase agreements with securities dealers, had a nominal increase of $282,000, from $91.7 million at March 31, 1998, to $92.0 million at September 30, 1998. The Towne Bank acquisition provided $133.6 million of deposits and $2.0 million of FHLB advances. Securities available for sale and held to maturity increased $37.2 million, or 12.3%, from $302.6 million at March 31, 1998, to $339.8 million at September 30, 1998. Federal Home Loan Bank Stock increased $4.6 million ($1.0 million from the TB acquisition), as FWWB was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale increased $636,000, primarily as a result of completed foreclosures.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL. Net income for the second quarter of fiscal 1999 was $4.0 million, an increase of $670,000 from the comparable quarter in fiscal 1998. Net income for the first six months of fiscal 1999 was $7.5 million, an increase of $973,000 from the comparable period in fiscal 1998. FWWB's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses. Compared to year ago levels, total assets increased 30.8% to $1.44 billion at September 30, 1998, total loans rose 32.0% to $966.5 million, deposits grew 35.0% to $779.9 million and borrowings increased 31.0% to $472.9 million. Net interest margin improved despite the adverse effects of a flattening yield curve and declining market rates and loan pricing spreads, reflecting the acquisition of Towne Bank and continuing changes in the asset and liability mix.

INTEREST INCOME. Interest income for the quarter ended September 30, 1998, was $27.7 million compared to $21.3 million for the quarter ended September 30, 1997, an increase of $6.4 million, or 29.9%. The increase in interest income was a result of a $263.2 million, or 25.2%, growth in the average balance of interest-earning assets combined with a 30 basis point increase in the average yield on those assets, which rose from 8.11% in the quarter ended September 1997, to 8.41% in September 1998. Average loans receivable for the second quarter of fiscal 1999 increased by $218.7 million, or 29.9%, when compared to the same quarter in fiscal 1998. Interest income on loans increased by $5.9 million, or 36.4%, compared to the same quarter a year earlier, reflecting the impact of the increase in average loan balances and a 43 basis point increase in the yield on those balances. Much of the increased yield on the loan portfolio is attributable to the addition of the TB loans which generally carry higher rates of interest than many of the loans held by FSBW and IEB. Average loans receivable represented 72.8% of average earning assets for the quarter ended September 30, 1998, compared to 67.4% for the same period a year earlier. The combined average balance of mortgage-backed and investment securities and FHLB stock for the second quarter of fiscal 1999 increased $44.5 million compared to the second quarter of fiscal 1998, although interest and dividend income from those investments increased by only $480,000 for the September 1998 quarter compared to September 1997. The nominal increase of interest income on this portfolio largely reflects that while the average balance of mortgage-backed obligations increased by $29.6 million over the same quarter a year earlier, the yield on those securities declined 45 basis points. The decline in the yield on this portfolio primarily reflects a decline in market rates which resulted in decreased yields on many adjustable rate securities which comprise the largest portion of this portfolio and from accelerated amortization of net premiums as a result of increased prepayments on the underlying mortgage loans. Average balances for other investment securities and deposits increased $14.9 million, although the yield on those balances declined 2 basis points also reflecting declining market rates. Holdings of FHLB stock (excluding the TB acquisition) increased commensurate with the growth in FHLB advances and the yield on that stock decreased 47 basis points.

Interest income for the six months ended September 30, 1998 increased $12.1 million, or 29.3%, from the comparable period in fiscal 1998. Interest income from loans increased $11.8 million, or 38.1%, from the comparable period in fiscal 1998. The majority of the increase from loan interest income reflected the impact of a $223.4 million growth in average loans receivable balances combined with a 43 basis point increase in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended September 30, 1998, increased a modest $262,000, from $10.3 million in fiscal 1998, to $10.5 million in fiscal 1998, reflecting a $33.9 million increase in average balances offset by a 50 basis point decrease in yield. The yield on average earning assets increased from 8.13% for the six months ended September 30, 1997, to 8.39% for the six months ended September 30, 1998.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1998, was $14.9 million compared to $11.8 million for the comparable period in 1997, an increase of $3.2 million, or 26.9%. The increase in interest expense was due to the $273.4 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended September 1998 was largely due to a $185.7 million increase in the average balance of deposits combined with an $87.8 million growth in average FHLB advances and other borrowings. The acquisition of Towne Bank on April 1, 1998 increased deposits $133.6 million. This acquisition plus $52.1 million of additional non-acquisition deposit growth resulted in a $1.9 million increase in deposit related interest expense. The average rate on those deposits decreased slightly from 4.42% for the quarter ended September 30, 1997, to 4.35% for the quarter ended September 30, 1998. Average FHLB advances totaled $347.2 million during the quarter ended September 30, 1998, as compared to $280.0 million during the quarter ended September 30, 1997, resulting in a $934,000 increase in related interest expense. The average rate paid on those advances decreased from 6.11% for the quarter ended September 30, 1997, to 5.99% for the comparable period in 1998. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $20.6 million from $73.8 million for the quarter ended September 30, 1997, to $94.4 million for the same period in 1998, and the related interest expense increased $300,000, from $1.1 million to $1.4 million for the respective periods. The majority of this growth in other borrowings reflects an increase in repurchase agreements with investment banking firms which increased $12.5 million at September 30, 1998. The cost of other borrowings remained at 5.76% for the quarters ended September 30, 1998 and 1999.

A comparison of total interest expense for the six months ended September 30, 1998, shows an increase of $6.4 million, or 28.4%, from the comparable period in September 1997. The increase in interest expense reflects an increase in average deposits of $184.0 million combined with an $84.1 million increase in FHLB advances and other borrowings. The effect on interest expense of the $268.1 million increase in average interest-bearing liabilities was slightly reduced by a 6 basis point decrease in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance:
                                   Quarters Ended         Six Months Ended
        Average Balances            September 30            September 30
        ----------------          ----------------        ------------------
         (in thousands)            1998       1997        1998        1997
                                   ----       ----        ----        ----
Investment securities and
 deposits                      $  118,315  $  107,753  $  119,634  $  110,905
Mortgage-backed obligations       217,417     187,862     206,187     185,157

Loans                             950,957     732,216     927,977     704,555
FHLB stock                         18,987      14.640      18,071      13,891
                               ----------  ----------  ----------  ----------
   Total average interest-
    earning asset               1,305,676   1,086,544   1,271,869   1,014,508

Non-interest-earning assets        73,677      44,073      74,806      41,832
                               ----------  ----------  ----------  ----------
        Total average assets   $1,379,353  $1,086,544  $1,346,675  $1,056,340
                               ==========  ==========  ==========  ==========

Deposits                       $  758,165  $  572,506  $  746,323  $  562,295
Advances from FHLB                347,178     280,034     325,425     263,992
Other borrowings                   94,368      73,758      93,394      70,711
                               ----------  ----------  ----------  ----------
       Total average interest-
        bearing liabilities     1,199,711     926,298   1,165,142     896,998
Non-interest-bearing liabilities    9,341       8,113      10,198       8,117
                               ----------  ----------  ----------  ----------
   Total average liabilities    1,209,052     934,411   1,175,340     905,115

Equity                            170,301     152,133     171,335     151,225
                               ----------  ----------  ----------  ----------
       Total average
        liabilities and equity $1,379,353  $1,086,544  $1,346,675  $1,056,340
                               ==========  ==========  ==========  ==========

      Interest Rate Yield/Expense (rates are annualized)
      --------------------------------------------------
Interest Rate Yield:
   Investment securities and
    deposits                         6.14%       6.13%      6.10%       6.15%
   Mortgage-backed obligations       6.25%       6.70%      5.98%       6.80%
   Loans                             9.20%       8.77%      9.23%       8.80%
   FHLB stock                        7.52%       7.99%      7.65%       7.77%
                               ----------  ----------  ---------   ---------
Total interest rate yield on
  interest-earning assets            8.41%       8.11%      8.39%       8.13%
                               ----------  ----------  ---------  ----------
Interest Rate Expense:
   Deposits                          4.35%       4.42%      4.37%       4.41%
   Advances from FHLB                5.99%       6.11%      6.03%       6.04%
   Other borrowings                  5.76%       5.72%      5.74%       5.74%
                               ----------  ----------  ---------   ---------
   Total interest rate
    expense on interest-
    bearing liabilities              4.93%       5.03%      4.94%       5.00%
                               ----------  ----------  ---------   ---------
   Interest spread                   3.48%       3.08%      3.45%       3.13%
                               ==========  ==========  =========   =========

   Net interest margin on
    interest earning assets          3.88%       3.64%      3.86%      3.72%
                               ----------  ----------  ---------   --------

       Additional Key Financial Ratios (ratios are annualized)
       ------------------------------------------------------
Return on average assets             1.14%       1.20%      1.11%      1.24%
Return on average equity             9.24%       8.60%      8.75%      8.63%
Average equity/average assets       12.35%      14.00%     12.72%     14.32%
Average interest-earning assets/
 interest-bearing liabilities      108.83%     112.54%    109.16%    113.10%
Non-interest [other operating]
 expenses/average assets
  Excluding amortization of costs
   in excess of net assets
   acquired (goodwill)               1.99%       1.79%      1.99%      1.81%
  Including amortization of costs
   in excess of net assets
   acquired (goodwill)               2.15%       1.88%      2.16%      1.90%
Efficiency ratio [non-interest
 (other operating) expenses/
 revenues]
  Excluding amortization of costs
   in excess of net assets
   acquired (goodwill)              47.55%      46.03%     47.93%     45.78%
  Including amortization of costs
   in excess of net assets
   acquired (goodwill)              51.46%      48.13%     52.00%     47.92%

PROVISION FOR LOAN LOSSES. During the quarter ended September 30, 1998, the provision for loan losses was $703,000, compared to $400,000 for the quarter ended September 30, 1997, an increase of $303,000. A comparison of the provision for loan losses for the six month periods ended September 30, 1998 and 1997 shows an increase of $615,000 from $755,000 in fiscal 1998 to $1.4 million in fiscal 1999. This increase in the provision for losses reflects more significant growth and a higher level of net charge-offs for the six month period as well as changes in the portfolio composition. Management believes the higher level of charge-offs represents isolated events and is not indicative of changes in the credit quality of the loan portfolio. The allowance for loan losses net of charge-offs (recoveries) increased by $2.5 million, to $10.4 million at September 30, 1998, compared to $7.9 million at March 31, 1998. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the income of the period. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                               SEPTEMBER 30        March 31
                                                       1998            1998
                                               ------------      ----------
Loans (including loans held for sale):
   Secured by real estate
     One to four single family dwellings (SFD)  $   428,711     $   423,850
     Commercial & multifamily                       253,312         167,859
     Construction & land-secured                    182,739         132,409
     Commercial & agribusiness                      149,336          67,611
     Consumer, including credit cards                38,353          30,842
                                                -----------     -----------
                                                $ 1,052,451     $   822,571
      Less loans in process                          71,960          54,500
      Less deferred fees and discounts                3,593           3,297
      Less allowance for loan losses                 10,418           7,857
                                                -----------     -----------
        Total net loans at end of period        $   966,480     $   756,917
                                                ===========     ===========

Allowance for loan losses as a percentage
 of gross principal of loans outstanding               0.99%           0.96%

                                      Quarters Ended       Six Months Ended
                                       September 30          September 30
                                     ----------------      ------------------
                                     1998       1997       1998        1997
                                     ----       ----       ----        ----
Change in allowance for loan
 losses:
 Balance at beginning of the
  period                           $ 9,717    $ 6,955    $ 7,857     $ 6,748
        Acquisition of TB               --         --      1,616          --
        Provision for loan losses      703        400      1,370         755
        Recoveries                     112          3        181          10
        Charge-offs                   (114)      (171)      (606)       (326)
                                   -------    -------    -------     -------
   Balance at end of the period    $10,418    $ 7,187    $10,418     $ 7,187
                                   =======    =======    =======     =======
Charge-offs as a percentage of
 average net book value of loans
 outstanding for the period.          0.01%      0.02%      0.07%       0.05%

OTHER OPERATING INCOME. Other operating income increased $679,000 from $1.1 million for the quarter ended September 30, 1997, to $1.8 million for the quarter ended September 30, 1998. The increase included a $184,000 increase in other fees and service charges due largely to the addition of TB operations, combined with increases in fee income at FSBW and IEB reflecting deposit growth and pricing adjustments. There also was a $340,000 increase in net gains on loans sold in the quarter ended September 30, 1998, as compared to the same period in 1997. This increase primarily reflects increases in IEB's residential mortgage banking operations, and increased sales of loans, with servicing retained, by FSBW which increased the volume of loans sold in the secondary market over the comparable period in the prior year. The volume of loan sales and related net gain on sale of loans increased from $17.2 million and $288,000, respectively, for the quarter ended September 30, 1997, to $35.0 million and $628,000, respectively, for the quarter ended September 30, 1998. Increased sales of loans at FSBW were designed to curtail the rate of growth in relatively low yielding fixed rate residential mortgages during this period of low market rates and to reduce its exposure to the risk of rising interest rates. In addition miscellaneous other income for the September 1998 quarter increased $160,000 from the comparable quarter in 1997 reflecting a $102,000 gain on the sale of real property by IEB. That property was originally purchased for a potential administration building but was sold when management decided to add to and remodel the current building. This gain on sale combined with increases in ATM fees from non-customers comprised the majority of the increase.

Other operating income for the six months ended September 30, 1998, increased $1.3 million from the comparable period in 1997. The $440,000 increase in fee income was due largely to the addition of six months of TB's operations in the current fiscal 1999 period. The $677,000 increase in gains from the sale of loans and securities for the six months ended September 30, 1998 also reflects the inclusion of TB's operations as well as the previously noted increased sales of residential mortgage loans by FSBW. The $164,000 increase in miscellaneous other income reflects the previously noted gain on the sale of IEB real property and increases in non-customer ATM fees.

OTHER OPERATING EXPENSES. Other operating expenses increased $2.4 million from $5.1 million for the quarter ended September 30, 1997, to $7.5 million for the quarter ended September 30, 1998. The increase in expenses was largely due to the inclusion of $1.7 million of TB's operating expenses in the second quarter of fiscal 1999 that were not present in fiscal 1998. The increase in other operating expenses was partially offset by a $152,000 increase in capitalized loan origination costs resulting from an increased volume in loan origination. In addition to the acquisition of Towne Bank, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as FWWB continues to expand. Despite the high operating expenses associated with transitioning FWWB to more of a commercial bank profile, FWWB's efficiency ratio, excluding the amortization of goodwill, increased only 1.52 percentage points, to 47.55%, for the second quarter of fiscal 1999, from 46.03% for the same period in fiscal 1998. Other operating expenses as a percentage of average assets were 2.15% (1.99% excluding the amortization of goodwill) for the quarter ended September 30, 1998, compared to 1.88% (1.79% excluding the amortization of goodwill) for the quarter ended September 30, 1997.

Other operating expenses for the six months ended September 30, 1998 increased $4.6 million from $10.0 million for the first six months of fiscal 1998 to $14.6 million in fiscal 1999. As explained earlier, the increase is largely due to the inclusion of $3.4 million of TB's operating expenses for the 6 month fiscal 1999 period. The balance of the increase reflects the previously noted overall growth in FWWB's operations.

INCOME TAXES. Income tax expense was $2.4 million for the quarter ended September 30, 1998, compared to $1.8 million for the comparable quarter in 1997. The $555,000 increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of costs in excess of net assets acquired in purchasing IEB and TB and part of the expense recorded in the release of ESOP shares are not deductible for tax purposes. The Company's effective tax rates for the quarters ended September 30, 1998 and 1997, were 38% and 36%, respectively. Income tax expense for the six months ended September 30, 1998 increased $934,000 from $3.6 million for the six months ended September 30, 1997, to $4.6 million for the comparable period in 1998. The Company's effective tax rate increased to 38% for the six months ended September 30, 1998, from 36% for the comparable period in 1997. This increase was due to the same reasons the income tax provision for the quarter increased.

ASSET QUALITY

The following tables are provided to disclose additional details on asset quality (in thousands):


                                               SEPTEMBER 30        March 31
                                                       1998            1998
                                               ------------      ----------
Non-performing assets at end of the period:
   Non-performing loans:
     Delinquent loans on non-accrual status     $     2,618     $     1,270
     Delinquent loans on accrual status                 301             150
                                                -----------     -----------
        Total non-performing loans                    2,919           1,420
   Real estate owned (REO)                            1,518             882
                                                -----------     -----------
        Total non-performing assets at end
          of the period                         $     4,437     $     2,302
                                                ===========     ===========
Non-performing loans as a percentage of total
   net loans at end of the period                      0.30%           0.19%
Ratio of allowance for loan losses to non-
  performing loans at end of the period                 357%            553%
Non-performing assets as a percentage of total
  assets at end of the period.                         0.31%           0.20%
Troubled debt restructuring [TDR's]
  at end of the period                          $       250     $       305
                                                -----------     -----------
Troubled debt restructuring as a percentage of:
   Total gross principal of loans outstanding
     at end of the period                              0.02%           0.04%
   Total assets at end of the period                   0.02%           0.03%


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

The principal objectives of asset/liability management are to evaluate the interest-rate risk exposure of the Company; to determine the level of risk appropriate given the Company's operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company's interest rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management the Company seeks to reduce the vulnerability of its earnings and capital position to changes in thelevel of interest rates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of the Company's senior management. The committee closely monitors the Company's interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.

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

SENSITIVITY ANALYSIS

The table of Interest Rate Risk Indicators, sets forth as of September 30, 1998, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

TABLE OF INTEREST RATE RISK INDICATORS

                                                 Estimated Change in
                                     ---------------------------------------
      Change (In Basis Points)       Net Interest Income
       in Interest Rates (1)           Next 12 Months       Net Market Value
      ------------------------       ---------------------------------------
                                              (Dollars in thousands)

                +400                 $ 1,255      2.6%    $ (55,776)  (30.2%)
                +300                   1,804      3.8%      (39,616)  (21.5%)
                +200                   1,795      3.7%      (21,131)  (11.4%)
                +100                   1,186      2.5%       (4,646)   (2.5%)
                   0                       0        0             0       0
                -100                  (1,668)    (3.5%)      (1,278)   (0.7%)
                -200                  (3,849)    (8.0%)      (8,169)   (4.4%)
                -300                  (6,420)   (13.4%)     (17,183)   (9.3%)
                -400                  (9,443)   (19.7%)     (30,393)  (16.5%)

----------
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

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

The table of Interest Sensitivity Gap table, presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 1998. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At September 30, 1998, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $65.1 million, representing a one-year gap to total assets ratio of 4.53%.


TABLE OF INTEREST SENSITIVITY GAP
                                             6 Months
                                   Within    to One    1-3       3-5       5-10      Over 10
                                   6 Months  Year      Years     Years     Years     Years       Total
                                   --------  ----      -----     -----     -----     -----       -----
                                                         (dollars in thousands)
Interest-earning assets(1):
  Construction loans               $ 73,905  $ 32,160  $    918  $    396  $     30  $     --  $  107,409
  Fixed-rate mortgage loans          60,536    44,074   151,115   122,017    95,451    32,253     505,446
  Adjustable-rate mortgage loans     96,365    58,008    15,595    10,269        --        --     180,237
  Fixed-rate mortgage-backed
   securities                        11,904    13,672    36,331    11,986     5,073       328      79,294
  Adjustable-rate mortgage-backed
   securities                       140,435     1,974        --        --        --        --     142,409
   Fixed-rate agriculture/
    commercial loans                  7,051     4,535    10,902    14,200     6,877       404      43,969
  Adjustable-rate agriculture/
   commercial loans                 103,684        --        --        --        --        --     103,684
  Consumer and other loans           11,994     3,157     9,380     5,600     1,578     8,472      40,181
  Investment securities and
   interest-bearing deposits         69,008    16,670    18,829     8,685    17,720    25,181     156,093
                                   --------  --------  --------  --------  --------  --------  ----------
    Total rate-sensitive assets     574,882   174,250   243,070   173,153   126,729    66,638   1,358,722
                                   --------  --------  --------  --------  --------  --------  ----------
Interest-bearing liabilities(2):
  Regular savings and NOW accounts   17,999    17,998    41,997    41,997        --        --     119,991
  Money market deposit accounts      52,261    31,357    20,904        --        --        --     104,522
  Certificates of deposit           228,300   131,384    75,908    30,071     9,675        20     475,358
  FHLB advances                      57,250    83,100   110,071    91,690    38,500       249     380,860
  Other borrowings                   50,898        --        --    25,000        --        --      75,898
  Retail repurchase agreements       13,162       304     1,336     1,085       229        --      16,116
                                   --------  --------  --------  --------  --------  --------  ----------
   Total rate-sensitive
    liabilities                     419,870   264,143   250,216   189,843    48,404       269   1,172,745
                                   --------  --------  --------  --------  --------  --------  ----------
Excess (deficiency) of interest-
  sensitive assets over interest-
  sensitive liabilities            $155,012  $(89,893) $ (7,146) $(16,690) $ 78,325  $ 66,369  $  185,977
                                   ========  ========  ========  ========  ========  ========  ==========
Cumulative excess (deficiency) of
  interest-sensitive assets        $155,012  $ 65,119  $ 57,973  $ 41,283  $119,608  $185,977  $  185,977
                                   ========  ========  ========  ========  ========  ========  ==========
Cumulative ratio of interest-
  earning assets to interest-
  bearing liabilities                136.92%   109.52%   106.21%   103.67%   110.20 %  115.86%    115.86%
                                   ========  ========  ========  ========  ========  ======== ==========
Interest sensitivity gap to
  total assets                        10.79%    (6.26%)   (0.50%)   (1.16%)    5.45%     4.62%     12.94%
                                   ========  ========  ========  ========  ========  ======== ==========
Ratio of cumulative gap to
  total assets                        10.79%     4.53%    (4.04%)    2.87%     8.33%    12.94%     12.94%
                                   ========  ========  ========  ========  ========  ======== ==========

                                            (footnotes on following page)

                                                  21

Footnotes for Table of Interest Sensitivity Gap
-----------------------------------------------
(1) Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the periods in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments. Mortgage loans and other loans are not reduced for allowances for loan losses and non-performing loans. Mortgage loans, mortgage-backed securities, other loans, and investment securities are not adjusted for deferred fees and unamortized acquisition premiums and discounts.

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $39.8 million or (2.77%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

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

The primary investing activity of FWWB is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, FSBW, IEB and TB. During the six months ended September 30, 1998, the Banks originated $320.4 million of loans and purchased $56.7 million of loans. In addition, during this six month period, funds were used to purchase $7.3 million of treasury stock and pay out $7.7 million for the acquisition of Towne Bancorp, Inc. These activities were funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the six months ended September 30, 1998, principal repayments on loans totaled $211.7 million and the Banks' proceeds from the sale of mortgage loans totaled $71.5 million. FHLB advances and other borrowings increased $81.6 million (net of the TB acquisition) for the same period, and net deposit growth was $43.8 million (net of the TB acquisition).

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At September 30, 1998, the Banks had undisbursed loans in process totaling $72.0 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW also maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 45% of FSBW's total assets, which as of September 30, 1998, would give FSBW a total credit line of $473.4 million. Advances under this credit facility totaled $375.3 million, or 35.7% of FSBW's assets at September 30, 1998. IEB and TB also maintain credit facilities with various financial institutions, including the FHLB of Seattle, that would allow them to borrow up to $24.8 million.

At September 30, 1998, savings certificates amounted to $475.4 million, or 61%, of the Banks' total deposits, including $357.7 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances, other borrowings and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

CAPITAL REQUIREMENTS

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 1998, FWWB's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for FWWB along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):
                                                      Minimum for capital
                                Actual                adequacy purposes
                          ---------------------      --------------------
                            Amount      Ratio         Amount        Ratio
                            ------      -----         ------        -----
SEPTEMBER 30, 1998:
FWWB-consolidated
  Total capital to risk-
   weighted assets        $ 149,739     16.88%        $70,954       8.00%
  Tier 1 capital to risk-
   weighted assets          139,321      15.71         35,477       4.00
  Tier 1 leverage capital
   To average assets        139,321      10.34         53,890       4.00

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

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Annual meeting of stockholders of the Company (Meeting) was held on July 24, 1998. The results of the votes on the matters presented at the Meeting are as follows:

       1. The following individuals were elected as directors, each for a three-year term:

                                        Votes for         Votes withheld
                                        ---------         --------------
       Robert D. Adams                  9,658,611             50,348
       Wilber Pribilsky                 9,658,311             50,648
       Gary Sirmon                      9,658,511             50,448

       The terms of Directors Dean Mitchell, R.R. "Pete" Reid, Marvin Sundquist, Morris Ganguet, Jess Foster, Rick Meikle and David Casper continued.

       2. Approved that the Company change its state of incorporation from Delaware to Washington through a merger of the Company with First Washington Bancorp, Inc., a newly formed, wholly owned Washington subsidiary.

            # of Votes        # of Votes        # of Votes
            In Favor          Against           Abstaining
            --------          -------           ----------
            7,458,343.006     224,340.000       38,708.094

       3. Approved the adoption of the First Washington Bancorp, Inc. 1998 Stock Option Plan

            # of Votes        # of Votes        # of Votes
            In Favor          Against           Abstaining
            --------          -------           ----------
            7,842,623.79      1,727,754.00       71,029.21

ITEM 5.     OTHER INFORMATION

Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit 27 - Financial data schedule for the Six Months Ended September 30, 1998
       Exhibit 27a - Restated Financial data schedule for the quarter ended June 30, 1996
       Exhibit 27b - Restated Financial data schedule for the six months ended September 30, 1996
       Exhibit 27c - Restated financial data schedule for the six months ended December 31, 1996
       Exhibit 27d - Restated financial date schedule for the year ended March 31, 1997
       Exhibit 27e - Restated financial data schedule for the quarter ended June 30 1997
       Exhibit 27f - Restated financial data schedule for the six months ended September 30, 1997
       Exhibit 27g - Restated financial data schedule for the six months ended December 31, 1997
       Exhibit 27h - Restated financial data schedule for the year ended March 31, 1998
       Exhibit 27i - Restated financial data schedule for the quarter ended June 30, 1998

Report (s) on Form 8-K filed during the quarter ended September 30, 1998, are as follows:

    Date Filed                      Purpose
    ----------                      -------
    July 24, 1998                   Announcement of approval by Stockholders
                                    of First Savings Bank of Washington
                                    Bancorp, Inc., a Delaware Corporation,
                                    reincorporation from the State of Delaware to the State of Washington. The new corporation is now known as First
                                    Washington Bancorp, Inc.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       First Washington Bancorp, Inc.

November 16, 1998                      /s/ Gary Sirmon
       .                               -------------------------------
                                       Gary Sirmon
                                       President and Chief Executive Officer

November 16, 1998                      /s/ D. Allan Roth
       .                               -------------------------------
                                       D. Allan Roth
                                       Secretary and Treasurer

                             Exhibit 27a
Restated Financial Data Schedule (dollars in thousands except per share data)

This schedule contains summary financial information extracted from the consolidated financial statements of First Washington Bancorp, Inc. for the quarter ended June 30, 1996 and is qualified in its entirety by reference to such financial statements.

                      Financial Data
                      as of or for the quarter
Item Number           ended June 30, 1996      Item Description
-----------           -------------------      ----------------
9-03 (1)                    $     8,406 . . . .Cash and due from banks
9-03 (2)                              1 . . . .Interest-bearing deposits
9-03 (3)                             -0- . . . Federal funds sold - purchased
9-03 (4)                             -0- . . . Trading account assets
9-03 (6)                        283,603 . . . .Investment and mortgage backed
                                               securities held for sale
9-03 (6)                          1,966 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               carrying value
9-03 (6)                          1,966 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               Market value
9-03 (7)                        443,110 . . . .Loans
9-03 (7) (2)                      4,434 . . . .Allowance for loan losses
9-03 (11)                       764,685 . . . .Total assets
9-03 (12)                       375,343 . . . .Deposits
9-03 (13)                        18,644 . . . .Short-term borrowings
9-03 (15)                        11,351 . . . .Other liabilities
9-03 (16)                       210,507 . . . .Long-term debt
9-03 (19)                            -0-  . . .Preferred stock - mandatory
                                               redemption
9-03 (20)                            -0-  . . .Preferred stock - no mandatory
                                               redemption
9-03 (21)                           109 . . . .Common stocks
9-03 (22)                       148,731 . . . .Other stockholders' equity
9-03 (23)                       764,685 . . . .Total liabilities and
                                               stockholders' equity
9-04 (1)                          8,932 . . . .Interest and fees on loans
9-04 (2)                          3,112 . . . .Interest and dividends on
                                               investments
9-04 (4)                          1,741 . . . .Other interest income
9-04 (5)                         13,785 . . . .Total interest income
9-04 (6)                          4,627 . . . .Interest on deposits
9-04 (9)                          7,566 . . . .Total interest expense
9-04 (10)                         6,219 . . . .Net interest income
9-04 (11)                           513 . . . .Provision for loan losses
9-04 (13) (h)                         4 . . . .Investment securities gains/
                                               (losses)
9-04 (14)                         2,884 . . . .Other expenses
9-04 (15)                         3,277 . . . .Income/loss before income tax
9-04 (17)                         2,393 . . . .Income/loss before
                                               extraordinary items
9-04 (18)                            -0- . . . Extraordinary items, less tax
9-04 (19)                            -0- . . . Cumulative change in accounting
                                               principles
9-04 (20)                  $      2,393. . . . Net income or loss
9-04 (21)                  $       0.24. . . . Earnings per share - basic
9-04 (21)                  $       0.22. . . . Earnings per share - diluted
I.B. 5                             3.42% . . . Net yield - interest earnings -
                                               actual
III.C.1. (a)               $        672. . . . Loans on non-accrual
III.C.1. (b)                          9. . . . Accruing loans past due 90 days
                                               or more
III.C.1. (c)                        154. . . . Troubled debt restructuring
III.C.2                              -0- . . . Potential problem loans
IV.A.1                            4,051. . . . Allowance for loan loss -
                                               beginning of period
IV.A.2                              130. . . . Total chargeoffs
IV.A.3                               -0- . . . Total recoveries
IV.A.4                            4,434. . . . Allowance for loan loss - end
                                               of period
IV.B. 1                              -0- . . . Loan loss allowance allocated
                                               to domestic loans
IV.B.2                               -0- . . . Loan loss allowance allocated
                                               to foreign loans
IV.B.3                     $      4,434. . . . Loan loss allowance -
                                               unallocated

                             Exhibit 27b
 Restated Financial Data Schedule (dollars in thousands except per share data) This schedule contains summary financial information extracted from the consolidated financial statements of First Washington Bancorp, Inc. for the six months ended September 30, 1996 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                     as of or for the six months
Item Number          ended September 30, 1996     Item Description
-----------          ------------------------     ----------------
9-03 (1)                   $     27,708 . . . .Cash and due from banks
9-03 (2)                             23 . . . .Interest-bearing deposits
9-03 (3)                         15,475 . . . .Federal funds sold - purchased
9-03 (4)                             -0-  . . .Trading account assets
9-03 (6)                        298,989 . . . .Investment and mortgage backed
                                               securities held for sale
9-03 (6)                          1,872 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               carrying value
9-03 (6)                          1,872 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               market value
9-03 (7)                        571,925 . . . .Loans
9-03 (7) (2)                      6,270 . . . .Allowance for loan losses
9-03 (11)                       946,986 . . . .Total assets
9-03 (12)                       525,600 . . . .Deposits
9-03 (13)                        34,947 . . . .Short-term borrowings
9-03 (15)                        17,966 . . . .Other liabilities
9-03 (16)                       219,125 . . . .Long-term debt
9-03 (19)                            -0-. . . .Preferred stock - mandatory
                                               redemption
9-03 (20)                            -0-. . . .Preferred stock - no mandatory
                                               redemption
9-03 (21)                           109 . . . .Common stocks
9-03 (22)                       149,239 . . . .Other stockholders' equity
9-03 (23)                       946,986 . . . .Total liabilities and
                                               stockholders' equity
9-04 (1)                         20,248 . . . .Interest and fees on loans
9-04 (2)                          6,331 . . . .Interest and dividends on
                                               investments
9-04 (4)                          3,854 . . . .Other interest income
9-04 (5)                         30,433 . . . .Total interest income
9-04 (6)                         10,061 . . . .Interest on deposits
9-04 (9)                         16,573 . . . .Total interest expense
9-04 (10)                        13,860 . . . .Net interest income
9-04 (11)                           920 . . . .Provision for loan losses
9-04 (13) (h)                      (208). . . .Investment securities gains/
                                               (losses)
9-04 (14)                         9,745 . . . .Other expenses
9-04 (15)                         4,244 . . . .Income/loss before income tax
9-04 (17)                         3,196 . . . .Income/loss before
                                               extraordinary items
9-04 (18)                            -0-. . . .Extraordinary items, less tax
9-04 (19)                            -0-. . . .Cumulative change in accounting
                                               principles
9-04 (20)                 $       3,196 . . . .Net income or loss
9-04 (21)                 $        0.33 . . . .Earnings per share - basic
9-04 (21)                 $        0.30 . . . .Earnings per share - diluted
I.B. 5                             3.50%. . . .Net yield - interest earnings -
                                                actual
III.C.1. (a)              $         813 . . . .Loans on non-accrual
III.C.1. (b)                         49 . . . .Accruing loans past due 90 days
                                               or more
III.C.1. (c)                        149 . . . .Troubled debt restructuring
III.C.2                              -0-. . . .Potential problem loans
IV.A.1                            4,051 . . . .Allowance for loan loss -
                                               beginning of period
IV.A.2                              149 . . . .Total charge offs
IV.A.3                               32 . . . .Total recoveries
IV.A.4                            6,270 . . . .Allowance for loan loss - end
                                               of period
IV.B. 1                              -0-. . . .Loan loss allowance allocated
                                               to domestic loans
IV.B.2                               -0-. . . .Loan loss allowance allocated
                                               to foreign loans
IV.B.3                    $       6,270 . . . .Loan loss allowance -
                                               unallocated

                              Exhibit 27c
 Restated Financial Data Schedule (dollars in thousands except per share data) This schedule contains summary financial information extracted from the consolidated financial statements of First Washington Bancorp, Inc. for the nine months ended December 31, 1996 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                     as of or for the Nine months
Item Number          ended December 31, 1996      Item Description
-----------          ------------------------     ----------------
9-03 (1)                   $     32,448 . . . .Cash and due from banks
9-03 (2)                            551 . . . .Interest-bearing deposits
9-03 (3)                         14,775 . . . .Federal funds sold - purchased
9-03     (4)                         -0-. . . .Trading account assets
9-03 (6)                        294,721 . . . .Investment and mortgage backed
                                               securities held for sale
9-03 (6)                          1,281 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               carrying value
9-03 (6)                          1,281 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               market value
9-03 (7)                        601,511 . . . .Loans
9-03 (7) (2)                      6,496 . . . .Allowance for loan losses
9-03 (11)                       977,075 . . . .Total assets
9-03 (12)                       532,472 . . . .Deposits
9-03 (13)                        60,800 . . . .Short-term borrowings
9-03 (15)                        15,725 . . . .Other liabilities
9-03 (16)                       220,212 . . . .Long-term debt
9-03 (19)                            -0-. . . .Preferred stock - mandatory
                                               redemption
9-03 (20)                            -0-. . . .Preferred stock - no mandatory
                                               redemption
9-03 (21)                           109 . . . .Common stocks
9-03 (22)                       147,757 . . . .Other stockholders' equity
9-03 (23)                       977,075 . . . .Total liabilities and
                                               stockholders' equity
9-04 (1)                         33,091 . . . .Interest and fees on loans
9-04 (2)                         15,031 . . . .Interest and dividends on
                                               investments
9-04 (4)                            575 . . . .Other interest income
9-04 (5)                         48,697 . . . .Total interest income
9-04 (6)                         15,886 . . . .Interest on deposits
9-04 (9)                         26,364 . . . .Total interest expense
9-04 (10)                        22,333 . . . .Net interest income
9-04 (11)                         1,151 . . . .Provision for loan losses
9-04 (13) (h)                        -0-. . . .Investment securities gains/
                                               (losses)
9-04 (14)                        14,636 . . . .Other expenses
9-04 (15)                         8,794 . . . .Income/loss before income tax
9-04 (17)                         6,302 . . . .Income/loss before
                                               extraordinary items
9-04 (18)                            -0-. . . .Extraordinary items, less tax
9-04 (19)                            -0-. . . .Cumulative change in accounting
                                               principles
9-04 (20)                 $       6,302 . . . .Net income or loss
9-04 (21)                 $        0.59 . . . .Earnings per share - basic
9-04 (21)                 $        0.59 . . . .Earnings per share - diluted
I.B. 5                             3.55%. . . .Net yield - interest earnings -
                                               actual
III.C.1. (a)              $       1,073 . . . .Loans on non-accrual
III.C.1. (b)                        331 . . . .Accruing loans past due 90 days
                                               or more
III.C.1. (c)                        246 . . . .Troubled debt restructuring
III.C.2                              -0-. . . .Potential problem loans
IV.A.1                            4,051 . . . .Allowance for loan loss -
                                               beginning of period
IV.A.2                              167 . . . .Total charge offs
IV.A.3                               45 . . . .Total recoveries
IV.A.4                            6,496 . . . .Allowance for loan loss - end
                                               of period
IV.B. 1                              -0-. . . .Loan loss allowance allocated
                                               to domestic loans
IV.B.2                               -0-. . . .Loan loss allowance allocated
                                               to foreign loans
IV.B.3                   $        6,496 . . . .Loan loss allowance -
                                               unallocated

                                Exhibit 27d
 Restated Financial Data Schedule (dollars in thousands except per share data) This schedule contains summary financial information extracted from the consolidated financial statements of First Washington Bancorp, Inc. for the year ended March 31, 1997 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                     as of or for the year
Item Number          ended March 31, 1997         Item Description
-----------          ------------------------     ----------------
9-03 (1)                   $     32,448 . . . .Cash and due from banks

9-03 (1)                   $     24,488 . . . .Cash and due from banks
9-03 (2)                          1,866 . . . .Interest-bearing deposits
9-03 (3)                          6,983 . . . .Federal funds sold - purchased
9-03 (4)                             -0-. . . .Trading account assets
9-03 (6)                        287,516 . . . .Investment and mortgage backed
                                               securities held for sale
9-03 (6)                            987 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               carrying value
9-03 (6)                            987 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               market value
9-03 (7)                        645,881 . . . .Loans
9-03 (7) (2)                      6,748 . . . .Allowance for loan losses
9-03 (11)                     1,007,633 . . . .Total assets
9-03 (12)                       544,967 . . . .Deposits
9-03 (13)                       145,146 . . . .Short-term borrowings
9-03 (15)                        20,330 . . . .Other liabilities
9-03 (16)                       148,554 . . . .Long-term debt
9-03 (19)                            -0-. . . .Preferred stock - mandatory
                                               redemption
9-03 (20)                            -0-. . . .Preferred stock - no mandatory
                                               redemption
9-03 (21)                           109 . . . .Common stocks
9-03 (22)                       148,527 . . . .Other stockholders' equity
9-03 (23)                     1,007,633 . . . .Total liabilities and
                                               stockholders' equity
9-04 (1)                         46,549 . . . .Interest and fees on loans
9-04 (2)                         19,997 . . . .Interest and dividends on
                                               investments
9-04 (4)                            746 . . . .Other interest income
9-04 (5)                         67,292 . . . .Total interest income
9-04 (6)                         21,736 . . . .Interest on deposits
9-04 (9)                         36,372 . . . .Total interest expense
9-04 (10)                        30,920 . . . .Net interest income
9-04 (11)                         1,423 . . . .Provision for loan losses
9-04 (13) (h)                         2 . . . .Investment securities gains/
                                               (losses)
9-04 (14)                        19,416. . . . Other expenses
9-04 (15)                        13,237. . . . Income/loss before income taxes
9-04 (17)                         9,314. . . . Income/loss before
                                               extraordinary items
9-04 (18)                            -0-. . . .Extraordinary items, less tax
9-04 (19)                            -0-. . . .Cumulative change in accounting
                                               principles
9-04 (20)                 $       9,314 . . . .Net income or loss
9-04 (21)                 $        0.88 . . . .Earnings per share - basic
9-04 (21)                 $        0.87 . . . .Earnings per share - diluted
I.B. 5                             3.33%. . . .Net yield - interest earnings -
                                               actual
III.C.1. (a)              $       2,082 . . . .Loans on non-accrual
III.C.1. (b)                         30 . . . .Accruing loans past due 90 days
                                               or more
III.C.1. (c)                        238 . . . .Troubled debt restructuring
III.C.2                              -0-. . . .Potential problem loans
IV.A.1                            4,051 . . . .Allowance for loan loss -
                                               beginning of period
IV.A.2                              195 . . . .Total charge offs
IV.A.3                               53 . . . .Total recoveries
IV.A.4                            6,748 . . . .Allowance for loan loss - end
                                               of period
IV.B. 1                           6,161 . . . .Loan loss allowance allocated
                                               to domestic loans
IV.B.2                               -0-. . . .Loan loss allowance allocated
                                               to foreign loans
IV.B.3                   $          587 . . . .Loan loss allowance -
                                               unallocated

                                Exhibit 27e
     Restated Financial Data Schedule (in thousands except per share data) This schedule contains summary financial information extracted from the consolidated financial statements of First Washington Bancorp, Inc. for the quarter ended June 30, 1997 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                     as of or for the quarter
Item Number          ended June 30, 1997          Item Description
-----------          ------------------------     ----------------
9-03 (1)                   $     32,448 . . . .Cash and due from banks

9-03 (1)                   $     15,989 . . . .Cash and due from banks
9-03 (2)                            801 . . . .Interest-bearing deposits
9-03 (3)                             -0-. . . .Federal funds sold - purchased
9-03     (4)                         -0-. . . .Trading account assets
9-03 (6)                        299,397 . . . .Investment and mortgage backed
                                               securities held for sale
9-03 (6)                            788 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               carrying value
9-03 (6)                            788 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               market value
9-03 (7)                        708,060 . . . .Loans
9-03 (7) (2)                      6,955 . . . .Allowance for loan losses
9-03 (11)                     1,074,166 . . . .Total assets
9-03 (12)                       551,589 . . . .Deposits
9-03 (13)                        74,309 . . . .Short-term borrowings
9-03 (15)                        15,635 . . . .Other liabilities
9-03 (16)                       279,726 . . . .Long-term debt
9-03 (19)                            -0-. . . .Preferred stock - mandatory
                                               redemption
9-03 (20)                            -0-. . . .Preferred stock - no mandatory
                                               redemption
9-03 (21)                           109 . . . .Common stocks
9-03 (22)                       152,798 . . . .Other stockholders' equity
9-03 (23)                     1,074,166 . . . .Total liabilities and
                                               stockholders' equity
9-04 (1)                         14,922 . . . .Interest and fees on loans
9-04 (2)                          5,056 . . . .Interest and dividends on
                                               investments
9-04 (4)                             84 . . . .Other interest income
9-04 (5)                         20,062 . . . .Total interest income
9-04 (6)                          6,059 . . . .Interest on deposits
9-04 (9)                         10,721 . . . .Total interest expense
9-04 (10)                         9,341 . . . .Net interest income
9-04 (11)                           355 . . . .Provision for loan losses
9-04 (13) (h)                         1 . . . .Investment securities gains/
                                               (losses)
9-04 (14)                         4,939 . . . .Other expenses
9-04 (15)                         5,030 . . . .Income/loss before income tax
9-04 (17)                         3,245 . . . .Income/loss before
                                               extraordinary items
9-04 (18)                            -0-. . . .Extraordinary items, less tax
9-04 (19)                            -0-. . . .Cumulative change in accounting
                                               principles
9-04 (20)                  $      3,245 . . . .Net income or loss
9-04 (21)                  $       0.32 . . . .Earnings per share - basic
9-04 (21)                  $       0.30 . . . .Earnings per share - diluted
I.B. 5                             3.80%. . . .Net yield - interest earnings -
                                               actual
III.C.1. (a)               $      1,523 . . . .Loans on non-accrual
III.C.1. (b)                        141 . . . .Accruing loans past due 90 days
                                               or more
III.C.1. (c)                        373 . . . .Troubled debt restructuring
III.C.2                              -0-. . . .Potential problem loans
IV.A.1                            6,748 . . . .Allowance for loan loss -
                                               beginning of period
IV.A.2                              155 . . . .Total charge offs
IV.A.3                                7 . . . .Total recoveries
IV.A.4                            6,955 . . . .Allowance for loan loss - end
                                               of period
IV.B. 1                           3,237 . . . .Loan loss allowance allocated
                                               to domestic loans
IV.B.2                               -0-. . . .Loan loss allowance allocated
                                               to foreign loans
IV.B.3                     $      3,718 . . . .Loan loss allowance -
                                               unallocated

                            Exhibit 27f
     Restated Financial Data Schedule (in thousands except per share data) This schedule contains summary financial information extracted from the consolidated financial statements of First Washington Bancorp, Inc. for the six months ended September 30, 1997 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                     as of or for the Six Months
Item Number          ended September 30, 1997     Item Description
-----------          ------------------------     ----------------
9-03 (1)                   $     25,896 . . . .Cash and due from banks
9-03 (2)                          1,501 . . . .Interest-bearing deposits
9-03 (3)                          6,000 . . . .Federal funds sold - purchased
9-03 (4)                             -0-. . . .Trading account assets
9-03 (6)                        287,822 . . . .Investment and mortgage backed
                                               securities held for sale
9-03 (6)                            788 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               carrying value
9-03 (6)                            788 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               market value
9-03 (7)                        732,479 . . . .Loans
9-03 (7) (2)                      7,187 . . . .Allowance for loan losses
9-03 (11)                     1,098,615 . . . .Total assets
9-03 (12)                       568,483 . . . .Deposits
9-03 (13)                        83,652 . . . .Short-term borrowings
9-03 (15)                        18,978 . . . .Other liabilities
9-03 (16)                       277,207 . . . .Long-term debt
9-03 (19)                            -0-. . . .Preferred stock - mandatory
                                               redemption
9-03 (20)                            -0-. . . .Preferred stock - no mandatory
                                               redemption
9-03 (21)                           109 . . . .Common stocks
9-03 (22)                       150,186 . . . .Other stockholders' equity
9-03 (23)                     1,098,615 . . . .Total liabilities and
                                               stockholders' equity
9-04 (1)                         31,100 . . . .Interest and fees on loans
9-04 (2)                         10,147 . . . .Interest and dividends on
                                               investments
9-04 (4)                            126 . . . .Other interest income
9-04 (5)                         41,373 . . . .Total interest income
9-04 (6)                         12,432 . . . .Interest on deposits
9-04 (9)                         22,475 . . . .Total interest expense
9-04 (10)                        18,898 . . . .Net interest income
9-04 (11)                           755 . . . .Provision for loan losses
9-04 (13) (h)                         2 . . . .Investment securities gains/
                                               (losses)
9-04 (14)                        10,107 . . . .Other expenses
9-04 (15)                        10,164 . . . .Income/loss before income tax
9-04 (17)                         6,542 . . . .Income/loss before
                                               extraordinary items
9-04 (18)                            -0-. . . .Extraordinary items, less tax
9-04 (19)                            -0-. . . .Cumulative change in accounting
                                               principles
9-04 (20)                 $       6,542 . . . .Net income or loss
9-04 (21)                 $        0.64 . . . .Earnings per share - basic
9-04 (21)                 $        0.62 . . . .Earnings per share - diluted
I.B. 5                             3.72%. . . .Net yield - interest earnings -
                                               actual
III.C.1. (a)              $         800 . . . .Loans on non-accrual
III.C.1. (b)                        189 . . . .Accruing loans past due 90 days
                                               or more
III.C.1. (c)                        372 . . . .Troubled debt restructuring
III.C.2                              -0-. . . .Potential problem loans
IV.A.1                            6,748 . . . .Allowance for loan loss -
                                               beginning of period
IV.A.2                              326 . . . .Total charge offs
IV.A.3                               10 . . . .Total recoveries
IV.A.4                            7,187 . . . .Allowance for loan loss - end
                                                of period
IV.B. 1                           3,439 . . . .Loan loss allowance allocated
                                               to domestic loans
IV.B.2                               -0-. . . .Loan loss allowance allocated
                                               to foreign loans
IV.B.3                   $        3,748 . . . .Loan loss allowance -
                                               unallocated

                                Exhibit 27g
     Restated Financial Data Schedule (in thousands except per share data) This schedule contains summary financial information extracted from the consolidated financial statements of First Washington Bancorp, Inc. for the nine months ended December 31, 1997 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                     as of or for the Nine months
Item Number          ended December 31, 1997      Item Description
-----------          ------------------------     ----------------
9-03 (1)                   $     32,448 . . . .Cash and due from banks

9-03 (1)                   $     29,160 . . . .Cash and due from banks
9-03 (2)                          1,701 . . . .Interest-bearing deposits
9-03 (3)                          6,600 . . . .Federal funds sold - purchased
9-03 (4)                             -0-. . . .Trading account assets
9-03 (6)                        294,133 . . . .Investment and mortgage backed
                                               securities held for sale
9-03 (6)                            589 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               carrying value
9-03 (6)                            589 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               market value
9-03 (7)                        761,017 . . . .Loans
9-03 (7) (2)                      7,450 . . . .Allowance for loan losses
9-03 (11)                     1,136,693 . . . .Total assets
9-03 (12)                       582,309 . . . .Deposits
9-03 (13)                        88,727 . . . .Short-term borrowings
9-03 (15)                        19,014 . . . .Other liabilities
9-03 (16)                       294,563 . . . .Long-term debt
9-03 (19)                            -0-. . . .Preferred stock - mandatory
                                               redemption
9-03 (20)                            -0-. . . .Preferred stock - no mandatory
                                               redemption
9-03 (21)                           109 . . . .Common stocks
9-03 (22)                       151,971 . . . .Other stockholders' equity
9-03 (23)                     1,136,693 . . . .Total liabilities and
                                               stockholders' equity
9-04 (1)                         47,785 . . . .Interest and fees on loans
9-04 (2)                         15,167 . . . .Interest and dividends on
                                               investments
9-04 (4)                            258 . . . .Other interest income
9-04 (5)                         63,210 . . . .Total interest income
9-04 (6)                         18,853 . . . .Interest on deposits
9-04 (9)                         34,513 . . . .Total interest expense
9-04 (10)                        28,697 . . . .Net interest income
9-04 (11)                         1,130 . . . .Provision for loan losses
9-04 (13) (h)                         2 . . . .Investment securities gains/
                                               (losses)
9-04 (14)                        15,665 . . . .Other expenses
9-04 (15)                        15,320 . . . .Income/loss before income tax
9-04 (17)                         9,747 . . . .Income/loss before
                                               extraordinary items
9-04 (18)                            -0-. . . .Extraordinary items, less tax
9-04 (19)                            -0-. . . .Cumulative change in accounting
                                               principles
9-04 (20)                 $       9,747 . . . .Net income or loss
9-04 (21)                 $        0.96 . . . .Earnings per share - basic
9-04 (21)                 $        0.92 . . . .Earnings per share - diluted
I.B. 5                             3.69%. . . .Net yield - interest earnings -
                                               actual
III.C.1. (a)             $          449 . . . .Loans on non-accrual
III.C.1. (b)                        672 . . . .Accruing loans past due 90 days
                                               or more
III.C.1. (c)                        366 . . . .Troubled debt restructuring
III.C.2                              -0-. . . .Potential problem loans
IV.A.1                            6,748 . . . .Allowance for loan loss -
                                               beginning of period
IV.A.2                              477 . . . .Total charge offs
IV.A.3                               49 . . . .Total recoveries
IV.A.4                            7,450 . . . .Allowance for loan loss - end
                                               of period
IV.B. 1                           3,566 . . . .Loan loss allowance allocated
                                               to domestic loans
IV.B.2                               -0-. . . .Loan loss allowance allocated
                                               to foreign loans
IV.B.3                   $        3,884 . . . .Loan loss allowance -
                                               unallocated

                                Exhibit 27h
 Restated Financial Data Schedule (dollars in thousands except per share data) This schedule contains summary financial information extracted from the consolidated financial statements of First Washington Bancorp, Inc. for the year ended March 31, 1998 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                     as of or for the year
Item Number          ended March 31, 1998         Item Description
-----------          --------------------         ----------------
9-03 (1)                   $     42,529 . . . .Cash and due from banks
9-03 (2)                         13,342 . . . .Interest-bearing deposits
9-03 (3)                          5,245 . . . .Federal funds sold - purchased
9-03 (4)                             -0-. . . .Trading account assets
9-03 (6)                        302,419 . . . .Investment and mortgage backed
                                               securities held for sale
9-03 (6)                            194 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               carrying value
9-03 (6)                            194 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               market value
9-03 (7)                        756,917 . . . .Loans
9-03 (7) (2)                      7,857 . . . .Allowance for loan losses
9-03 (11)                     1,154,072 . . . .Total assets
9-03 (12)                       591,571 . . . .Deposits
9-03 (13)                       167,115 . . . .Short-term borrowings
9-03 (15)                        23,045 . . . .Other liabilities
9-03 (16)                       222,157 . . . .Long-term debt
9-03 (19)                            -0-. . . .Preferred stock - mandatory
                                               redemption
9-03 (20)                            -0-. . . .Preferred stock - no mandatory
                                               redemption
9-03 (21)                           109 . . . .Common stocks
9-03 (22)                       150,084 . . . .Other stockholders' equity
9-03 (23)                     1,154,072 . . . .Total liabilities and
                                               stockholders' equity
9-04 (1)                         64,695 . . . .Interest and fees on loans
9-04 (2)                         20,019 . . . .Interest and dividends on
                                               investments
9-04 (4)                            433 . . . .Other interest income
9-04 (5)                         85,147 . . . .Total interest income
9-04 (6)                         25,289 . . . .Interest on deposits
9-04 (9)                         46,651 . . . .Total interest expense
9-04 (10)                        38,496 . . . .Net interest income
9-04 (11)                         1,628 . . . .Provision for loan losses
9-04 (13) (h)                         2 . . . .Investment securities gains/
                                               (losses)
9-04 (14)                        21,020 . . . .Other expenses
9-04 (15)                        20,568 . . . .Income/loss before income taxes
9-04 (17)                        13,122 . . . .Income/loss before
                                               extraordinary items
9-04 (18)                            -0-. . . .Extraordinary items, less tax
9-04 (19)                            -0-. . . .Cumulative change in accounting
                                               principles
9-04 (20)                 $      13,122 . . . .Net income or loss
9-04 (21)                 $        1.30 . . . .Earnings per share - basic
9-04 (21)                 $        1.25 . . . .Earnings per share - diluted
I.B. 5                             3.68%. . . .Net yield - interest earnings -
                                               actual
III.C.1. (a)             $        1,270 . . . .Loans on non-accrual
III.C.1. (b)                        150 . . . .Accruing loans past due 90 days
                                               or more
III.C.1. (c)                        305 . . . .Troubled debt restructuring
III.C.2                              -0-. . . .Potential problem loans
IV.A.1                            6,748 . . . .Allowance for loan loss -
                                               beginning of period
IV.A.2                              570 . . . .Total charge offs
IV.A.3                               51 . . . .Total recoveries
IV.A.4                            7,857 . . . .Allowance for loan loss - end
                                               of period
IV.B. 1                           3,906 . . . .Loan loss allowance allocated
                                               to domestic loans
IV.B.2                               -0-. . . .Loan loss allowance allocated
                                               to foreign loans
IV.B.3                  $         3,951 . . . .Loan loss allowance -
                                               unallocated

                             Exhibit 27i
Restated Financial Data Schedule (in thousands except per share data)
This schedule contains summary financial information extracted from the consolidated financial statements of First Washington Bancorp, Inc. for the quarter ended June 30, 1998 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                     as of or for the quarter
Item Number          ended June 30, 1998          Item Description
-----------          ------------------------     ----------------
9-03 (1)                   $     23,662 . . . .Cash and due from banks
9-03 (2)                          3,649 . . . .Interest-bearing deposits
9-03 (3)                          6,820 . . . .Federal funds sold - purchased
9-03 (4)                             -0-. . . .Trading account assets
9-03 (6)                        318,327 . . . .Investment and mortgage backed
                                               securities held for sale
9-03 (6)                          2,768 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               carrying value
9-03 (6)                          2,820 . . . .Investment and mortgage backed
                                               securities held to maturity -
                                               market value
9-03 (7)                        930,923 . . . .Loans
9-03 (7) (2)                      9,717 . . . .Allowance for loan losses
9-03 (11)                     1,362,063 . . . .Total assets
9-03 (12)                       745,125 . . . .Deposits
9-03 (13)                        90,026 . . . .Short-term borrowings
9-03 (15)                        11,221 . . . .Other liabilities
9-03 (16)                       344,569 . . . .Long-term debt
9-03 (19)                            -0-. . . .Preferred stock - mandatory
                                               redemption
9-03 (20)                            -0-. . . .Preferred stock - no mandatory
                                               redemption
9-03 (21)                           109 . . . .Common stocks
9-03 (22)                       171,013 . . . .Other stockholders' equity
9-03 (23)                     1,362,063 . . . .Total liabilities and
                                               stockholders' equity
9-04 (1)                         20,877 . . . .Interest and fees on loans
9-04 (2)                          4,716 . . . .Interest and dividends on
                                               investments
9-04 (4)                            206 . . . .Other interest income
9-04 (5)                         25,799 . . . .Total interest income
9-04 (6)                          8,036 . . . .Interest on deposits
9-04 (9)                         13,940 . . . .Total interest expense
9-04 (10)                        11,859 . . . .Net interest income
9-04 (11)                           667 . . . .Provision for loan losses
9-04 (13) (h)                         4 . . . .Investment securities gains/
                                               (losses)
9-04 (14)                         7,073 . . . .Other expenses
9-04 (15)                         5,712 . . . .Income/loss before income tax
9-04 (17)                         3,548 . . . .Income/loss before
                                               extraordinary items
9-04 (18)                            -0-. . . .Extraordinary items, less tax
9-04 (19)                            -0-. . . .Cumulative change in accounting
                                               principles
9-04 (20)                 $       3,548 . . . .Net income or loss
9-04 (21)                 $        0.33 . . . .Earnings per share - basic
9-04 (21)                 $        0.32 . . . .Earnings per share - diluted
I.B. 5                             3.84%. . . .Net yield - interest earnings -
                                               actual
III.C.1. (a)              $       4,663 . . . .Loans on non-accrual
III.C.1. (b)                        168 . . . .Accruing loans past due 90 days
                                               or more
III.C.1. (c)                        805 . . . .Troubled debt restructuring
III.C.2                              -0-. . . .Potential problem loans
IV.A.1                            7,857 . . . .Allowance for loan loss -
                                               beginning of period
IV.A.2                              492 . . . .Total charge offs
IV.A.3                               69 . . . .Total recoveries
IV.A.4                            9,717 . . . .Allowance for loan loss - end
                                               of period
IV.B. 1                           4,204 . . . .Loan loss allowance allocated
                                               to domestic loans
IV.B.2                               -0-. . . .Loan loss allowance allocated
                                               to foreign loans
IV.B.3                    $       5,513 . . . .Loan loss allowance -
                                               unallocated