Form 10-Q
period 1998-12-31
FIRST WASHINGTON BANCORP INC /WA/
filed 1999-02-16
CIK 946673

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended.....................  DECEMBER 31, 1998
                                                         -------------------

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _____________ to ____________

                      Commission File Number      0-26584
                                                  -------
                       FIRST WASHINGTON BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            WASHINGTON                                     91-1691604
  -------------------------------                     -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

         10 S. FIRST AVENUE        WALLA WALLA, WASHINGTON  99362
         --------------------------------------------------------
          (Address of principal executive offices and zip code)

                               (509)  527-3636
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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
      (1)   Yes   X            No
                ------           ------

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class:                                 As of January 29, 1999
   ---------------                                 ----------------------
 Common stock, $.01 par value                      11,807,172 shares*

    * Includes 745,918 shares held by employee stock ownership plan
      (ESOP) that have not been released, committed to be released, or allocated to participant accounts.

              FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                            Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

  Consolidated Statements of Financial Condition
  as of December 31, 1998 and March 31, 1998........................... 2

  Consolidated Statements of Income
  for the Quarters and Nine Months Ended December 31, 1998 and 1997.... 3

  Consolidated Statements of Changes in Stockholders' Equity
  for the Nine Months Ended December 31, 1998 and 1997................. 4

  Consolidated Statements of Cash Flows
  for the Nine Months Ended December 31, 1998 and 1997................. 6

  Selected Notes to Consolidated Financial Statements.................. 8

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

  General..............................................................12

  Recent Developments and Significant Events...........................12

  Comparison of Financial Condition at December 31, 1998 and March
  31, 1998.............................................................14

  Comparison of Results of Operations for the Quarters and Nine
  Months Ended December 31, 1998 and 1997..............................15

  Asset Quality........................................................20

  Market Risk and Asset/Liability Management...........................20

  Liquidity and Capital Resources......................................24

  Capital Requirements.................................................25

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings............................................26

  Item 2. Changes in Securities........................................26

  Item 3. Defaults upon Senior Securities..............................26

  Item 4. Submission of Matters to a Vote of Stockholders..............26

  Item 5. Other Information............................................26

  Item 6. Exhibits and Reports on Form 8-K.............................26

SIGNATURES.............................................................27

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (IN THOUSANDS, EXCEPT SHARES)
                     DECEMBER 31, 1998 AND MARCH 31, 1998

                                                      (Unaudited)
                                                      December 31  March 31
                                                         1998       1998
                                                      ---------   ---------
ASSETS
Cash and due from banks                                $ 74,233   $  42,529
Securities available for sale, cost $332,192 and
   $298,346                                             335,896     302,419
Securities held to maturity, fair value $2,359
   and $194                                               2,291         194
Federal Home Loan Bank stock                             21,895      16,050
Loans receivable:
   Held for sale,  fair value $14,706 and $12,436        14,706      12,436
   Held for portfolio                                   972,143     752,338
   Allowances for loan losses                           (10,718)     (7,857)
                                                      ---------   ---------
                                                        976,131     756,917

Accrued interest receivable                               8,509       7,569
Real estate held for sale, net                            2,241         882
Property and equipment, net                              13,285      11,379
Costs in excess of net assets acquired, net              28,538      11,007
Deferred income tax asset, net                              387         --
Other assets                                              6,051       5,126
                                                      ---------   ---------
                                                     $1,469,457  $1,154,072
                                                      =========   =========
LIABILITIES
Deposits:
   Non-interest-bearing                              $   88,019  $   56,691
   Interest-bearing                                     721,502     545,831
                                                      ---------   ---------
                                                        809,521     602,522

Advances from Federal Home Loan Bank                    393,856     297,549
Other borrowings                                         84,372      91,723
Accrued expenses and other liabilities                    7,394       5,475
Deferred compensation                                     2,654       3,798
Deferred income tax liability, net                          --          541
Income taxes payable                                        777       2,280
                                                      ---------   ---------
                                                      1,298,574   1,003,888

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares
  authorized, no shares issued                              --          --
Common  stock -  $0.01 par value, 27,500,000 shares
  authorized, 12,001,590 shares issued: 11,301,645
  shares and 10,948,151 shares outstanding at
  December 31, 1998 and March 31, 1998, respectively
  and additional paid-in capital                        122,049     108,994
Retained earnings                                        57,273      72,962
Valuation reserve for securities available for sale       2,440       2,680
Treasury stock, at cost: none and 1,053,439 shares
  at December 31, 1998, see note 1, and March 31,
  1998, respectively                                        --      (20,979)
Unearned shares of common stock issued to employee
  stock ownership plan trust (ESOP): 745,918 and
  787,897 restricted shares outstanding at December
  31, 1998 and March 31, 1998, respectively, at cost     (6,781)     (7,163)
Carrying value of shares held in trust for stock-
  related compensation plans                             (4,098)     (6,310)
                                                      ---------   ---------
                                                        170,883     150,184
                                                      ---------   ---------
                                                     $1,469,457  $1,154,072
                                                      =========   =========

* Adjusted for stock dividend see note 2:

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED) (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                      Quarters Ended       Nine Months Ended
                                       December 31            December 31
                                     -----------------     -----------------
                                      1998       1997       1998       1997
INTEREST INCOME:                     ------     ------     ------     ------
  Loans receivable                  $22,341    $16,685    $65,254    $47,785
  Mortgage-backed securities          3,518      3,180      9,702      9,495
  Securities and deposits             2,515      1,972      6,866      5,930
                                     ------     ------     ------     ------
                                     28,347     21,837     81,822     63,210
INTEREST EXPENSE:
  Deposits                            8,353      6,421     24,693     18,861
  Federal Home Loan Bank advances     5,820      4,328     15,651     12,329
  Other borrowings                    1,251      1,289      3,939      3,323
                                     ------     ------     ------     ------
                                     15,424     12,038     44,283     34,513
                                     ------     ------     ------     ------
  Net interest income before
   provision for loan losses         12,923      9,799     37,539     28,697

 PROVISION FOR LOAN LOSSES              840        375      2,210      1,130
                                     ------     ------     ------     ------
  Net interest income                12,083      9,424     35,329     27,567

OTHER OPERATING INCOME:
  Loan servicing fees                   196        201        586        556
  Other fees and service charges        880        635      2,543      1,820
  Gain on sale of loans                 901        394      2,052        873
  Gain (loss) on sale of securities     --         --           7          2
  Miscellaneous                          (6)        19        168         67
                                     ------     ------     ------     ------
  Total other operating income        1,971      1,249      5,356      3,318

OTHER OPERATING EXPENSES:
  Salary and employee benefits        4,418      3,433     13,026      9,791
  Less capitalized loan origination
    costs                              (680)      (485)    (1,999)   (1,482)
  Occupancy and equipment             1,243        729      3,425      2,166
  Information/computer data services    389        334      1,130        838
  Advertising                           145        123        416        331
  Deposit insurance                      84         70        258        209
  Amortization of costs in excess
    of net assets acquired              568        225      1,706        674
  Miscellaneous                       1,667      1,088      4,432      3,038
                                     ------     ------     ------     ------
  Total other operating expenses      7,834      5,517     22,394     15,565
                                     ------     ------     ------     ------
Income before provision for income
  taxes                               6,220      5,156     18,291     15,320

PROVISION FOR INCOME TAXES            2,324      1,951      6,880      5,573
                                     ------     ------     ------     ------
NET INCOME                          $ 3,896    $ 3,205    $11,411    $ 9,747
                                    =======    =======    =======    =======

Net income per common share,
 see Notes 2 & 5:

   Basic                            $   .38    $   .32    $  1.09    $   .96
   Diluted                          $   .36    $   .30    $  1.04    $   .92

Cumulative dividends declared
  per common share:                  $  .09    $   .06    $   .26    $   .19

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  ( IN THOUSANDS)
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998        1997
                                                        ----        ----
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of period                         $ 108,994   $ 107,953
 Acquisition of Towne Bank:
  Issuance of stock-fair market value in excess
   of basis                                              1,260          --
  Assumption of options                                  2,018          --
 Release of earned ESOP shares                             543         886
 Recognition of tax benefit due to vesting of
  MRP shares                                               276         231
 Excess of basis over proceeds of treasury stock
  reissued for exercised stock options                    (285)        (24)
 Record 10% stock dividend, see note 2                  24,371          --
 Purchase and retirement of treasury stock
  subsequent to reincorporation                         (4,012)         --
 Retirement of treasury shares resulting from
  reincorporation in state of Washington,
  see note 1                                           (11,116)         --
                                                       -------     -------
Balance, end of period                                 122,049     109,046

RETAINED EARNINGS:
Balance, beginning of period                            72,962      62,572
 Net income                                             11,411       9,747
 Record 10% stock dividend                             (24,371)         --
 Cash dividends                                         (2,729)     (2,095)
                                                       -------     -------
Balance, end of period                                  57,273      70,224

VALUATION RESERVE FOR SECURITIES AVAILABLE FOR SALE:
Balance, beginning of period                             2,680        (401)
 Change in valuation reserve                              (240)      3,079
                                                       -------     -------
Balance, end of period                                   2,440       2,678

TREASURY STOCK:
Balance, beginning of period                           (20,979)     (6,954)
 Basis of stock reissued in acquisition of Towne Bank   17,206         --
 Purchases of treasury stock                            (7,340)     (8,959)
 Purchases of treasury stock for exercised stock
  options                                                 (409)
Reissuance of treasury stock for MRP and/or
  exercised stock options                                  409          --
 Repurchase of forfeited shares from MRP                    (3)        (18)
 Retirement of treasury shares resulting from
  reincorporation in state of Washington, see note 1    11,116          --
                                                       -------     -------
Balance, end of period                                      --     (15,931)

UNEARNED, RESTRICTED ESOP SHARES AT COST:
Balance, beginning of period                            (7,163)     (7,751)
 Release of earned ESOP shares                             382         513
                                                       -------     -------
Balance, end of period                                  (6,781)     (7,238)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS:
Balance, beginning of period                            (6,310)     (6,783)
 Cumulative effect of change in accounting for
  Rabbi Trust, see note 2                                1,354         --
 Net change in number and/or valuation of shares
  held in trust                                            (35)       (828)
 Amortization of compensation related to MRP               893         912
                                                       -------     -------
Balance, end of period                                  (4,098)     (6,699)
                                                       -------     -------
TOTAL STOCKHOLDERS' EQUITY                            $170,883    $152,080
                                                       =======     =======

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (CONTINUED) ( IN THOUSANDS)
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                      1998        1997
                                                      ----        ----
COMMON STOCK, SHARES ISSUED: *
 Number of shares, beginning of period               12,002      12,002
                                                    -------     -------
 Number of shares, end of period                     12,002      12,002
                                                    -------     -------
TREASURY STOCK, SEE NOTE 1: *
 Number of shares, beginning of period               (1,053)       (432)
 Purchase of treasury stock                            (506)       (397)
 Purchase of treasury stock used for exercised
  stock options                                         (18)         (3)
 Reissuance of treasury stock to deferred
  compensation plan and/or exercised stock options       24           3
 Shares reissued in acquisition of Towne Bank           853          --
 Repurchase of shares forfeited from MRP                 --          (1)
                                                    -------     -------
Number of shares retired/repurchased,
  end of period                                        (700)       (830)
                                                    -------     -------
Shares issued and outstanding, end of
  period                                             11,302      11,172
                                                    =======     =======

UNEARNED, RESTRICTED ESOP SHARES: *

Number of shares, beginning of period                  (788)       (852)
Release of earned shares                                 42          56
                                                    -------     -------
    Number of shares, end of period                    (746)       (796)
                                                    =======     =======

* Adjusted for stock dividend, see note 2

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (IN THOUSANDS)
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                         1998       1997
                                                       -------    -------
OPERATING ACTIVITIES

   Net income                                         $ 11,411    $  9,747
   Adjustments to reconcile net income to net cash
         provided by operating activities:
     Deferred taxes                                       (143)        365
     Depreciation                                        1,296         764
     Loss (gain) on sale of securities                      (7)         (2)
     Net amortization of premiums and discounts on
       investments                                         687           8
     Amortization of costs in excess of net
       assets acquired                                   1,707         674
     Amortization of MRP compensation liability            893         912
     Loss (gain) on sale of loans                       (2,052)       (912)
     Net changes in deferred loan fees, premiums
       and discounts                                        49         511
     Loss (gain) on disposal of real estate held
       for sale                                             24         (17)
     Loss (gain) on disposal of property and equipment     (95)         (3)
     Capitalization of mortgage servicing rights
       from sale of mortgages with servicing retained     (739)       (187)
     Amortization of mortgage servicing rights             196          62
     Provision for losses on loans and real estate
       held for sale                                     2,210       1,130
     FHLB stock dividend                                (1,110)       (845)

     Cash provided (used) in operating assets and
       liabilities:
       Loans held for sale                                (144)     (2,548)
       Accrued interest receivable                        (220)       (408)
       Other assets                                        (42)       (651)
       Deferred compensation                               242         225
       Accrued expenses and other liabilities            1,083         169
       Income taxes payable                             (1,878)     (1,602)
                                                      --------    --------
        Net cash provided by operating activities       13,368       7,392
                                                      --------    --------
INVESTING ACTIVITIES:
   Purchase of securities available for sale          (282,350)   (161,678)
   Principal payments and maturities of securities
     available for sale                                248,149     158,344
   Proceeds from sales of securities available
     for sale                                            2,206       1,405
   Purchase of securities held to maturity                  --          --
   Principal payments and maturities of securities
     held to maturity                                      510         397
   Purchase of FHLB stock                               (3,825)     (2,022)
   Loans originated and closed - net                  (512,138)   (371,906)
   Purchase of loans and participating interest
     in loans                                          (59,100)    (48,890)
   Proceeds from sales of loans and participating
     interest in loans                                 117,422      49,907
   Principal repayments on loans                       351,642     255,480
   Purchase of property and equipment                   (2,394)     (1,341)
   Proceeds from sale of property and equipment            373          10
   Additional capitalized costs of real estate held for
     sale net of insurance proceeds                        (85)        (14)
   Basis of real estate held for sale acquired in
     settlement of loans and disposed of during
     the period                                          1,673       1,840
   Funds transferred to deferred compensation
     plan trusts                                          (104)        (71)
   Acquisition of Towne Bank, net cash acquired          9,328          --
                                                      --------    --------

   Net cash used by investing activities              (128,713)   (118,539)
                                                      --------    --------
                                     6

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (IN THOUSANDS)
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                            (Continued from prior page)

                                                         1998       1997
                                                       -------    -------
FINANCING ACTIVITIES

 Increase (decrease) in deposits                       $ 73,415    $ 35,930
 Proceeds from FHLB advances                            244,554     556,120
 Repayment of FHLB advances                            (150,247)   (493,072)
 Proceeds from reverse repurchase borrowings                268      30,035
 Repayments of reverse repurchase borrowings            (11,254)       (431)
 Decrease-net in other borrowings                         3,635      (3,062)
 Compensation expense recognized for shares released
   for allocation to participants of the ESOP:
   Original basis of shares                                 382         513
   Excess of fair value of released shares over basis       543         886
 Cash dividends paid                                     (2,610)     (2,117)
 Net cost of exercised stock options                       (285)        (24)
 Purchase of treasury stock                             (11,352)     (8,959)
                                                       --------    --------
 Net cash provided by financing activities              147,049     115,819
                                                       --------    --------
 NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      31,704       4,672

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD             42,529      24,488
                                                       --------    --------
CASH AND DUE FROM BANKS, END OF PERIOD                 $ 74,233    $ 29,160
                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid                                         $ 43,480    $ 34,489
 Taxes paid                                            $  8,880    $  6,810
 Non-cash transactions:
  Loans, net of discounts, specific loss
    allowances and unearned income transferred
    to real estate owned                               $  2,971    $  2,092
  Net change in accrued dividends payable              $    119    $    (22)
  Net change in unrealized gain (loss) in deferred
    compensation trust and related liability           $  1,387    $   (796)
  Treasury stock forfeited by MRP                      $      3    $     18
  Fair value of stock issued and options assumed in
    connection with the acquisition of Towne Bank      $ 20,484    $     --
  Recognize tax benefit of vested MRP shares           $    276    $    231
  Non-cash portion of 10% stock dividend               $ 24,371    $     --

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1998 AND MARCH 31, 1998

NOTE 1:    REINCORPORATION AND BASIS OF PRESENTATION

Reincorporation:
---------------
The stockholders of First Savings Bank of Washington Bancorp, Inc., a Delaware corporation and herein referred to as "FSBWB," approved the reincorporation of FSBWB from Delaware to Washington on July 24, 1998. The reincorporation was effected July 24, 1998 by merging FSBWB into a wholly-owned subsidiary which had been recently formed solely for the purpose of effecting the reincorporation. The surviving corporation is known as First Washington Bancorp, Inc., a Washington corporation, and is hereafter referred to as "FWWB." Upon consummation of the merger, each share of Common Stock of FSBWB, par value $.01 per share, was automatically converted into one share of Common Stock of FWWB, par value $.01 per share.

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

Basis of Presentation:
----------------------
The unaudited consolidated financial statements of FWWB included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include FWWB's wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). The balance sheet data at March 31, 1998, is derived from FWWB's audited financial statements. Certain information and note disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 1998 (File No. 0-26584), of FWWB.

Certain amounts in the prior periods' financial statements and/or schedules have been reclassified to conform to the current period's presentation. These reclassifications affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.

NOTE 2: RECENT DEVELOPMENTS

Acquisition of Towne Bancorp, Inc.:
-----------------------------------
On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc. FWWB paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB became a wholly-owned subsidiary of FWWB. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14 year period and result in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB is a community business bank which had, before recording of goodwill, approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. TB operates five full service branches in the Seattle, Washington metropolitan area--in Woodinville, Redmond, Bellevue, Renton and Bothell.

Acquisition of Whatcom State Bancorp, Inc.:
--------------------------------------------
On January 1, 1999 FWWB completed the acquisition of Whatcom State Bancorp Inc. FWWB paid 12.1 million in cash and common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom Bancorp, Inc. into FWWB, WSB became a division of First Savings Bank of Washington. The acquisition will be accounted for as a purchase and resulted in the recording of approximately $6.4 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). Goodwill assets will be amortized over a 14 year period and will result in a current charge to earnings of $114,300 per quarter or $457,000 per year. Founded in 1980, WSB is a community commercial bank which had, before recording of goodwill, approximately $99 million in total assets, $85 million in deposits, $7.9 million in loans, $5.4 million in shareholders' equity at December 31, 1998. WSB operates five full service branches in the Bellingham, Washington area - Bellingham, Ferndale, Lynden, Blaine and Point Roberts.

Agreement to Acquire Seaport Citizens Bank:
-------------------------------------------
FWWB has signed a definitive agreement to acquire Seaport Citizens Bank
(SCB), in an all cash offer valued at approximately $10.1 million. Seaport Citizens Bank in Lewiston, Idaho, is not a publicly traded institution. This valuation represents approximately 2.5 times book value and 16 times earnings for the twelve months ended September 30, 1998 for SCB. The acquisition, which has been approved by the Boards of Directors of each company, is subject to, among other contingencies, approval by regulators and Seaport Citizens Bank shareholders. The transaction is expected to close in the second quarter of the 1999 calendar year.

Declaration of 10% Stock Dividend:
----------------------------------
On July 24, 1998 FWWB's Board of Directors declared a 10% stock dividend payable August 17, 1998 to shareholders of record on August 10, 1998. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

New Accounting Pronouncement:
-----------------------------
In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on the accounting treatment for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested. The consensus of the EITF was applied as of September 30, 1998 for all awards granted, and existing plans were required to be amended prior to September 30, 1998. Application of the consensus is reflected as a change in accounting principle under which the Company stock purchased for a Rabbi Trust obligation and the related liability for deferred compensation is recorded at acquisition cost. Prior to this change the stock was recorded at fair market value. The effect of this change in accounting increased equity by $1.35 million and reduced the related liability for deferred compensation by the same amount.

NOTE 3: ADOPTION OF NEW ACCOUNTING STANDARDS

FWWB adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective April 1, 1998. The standard requires that comprehensive income and its components be disclosed in the financial statements. FWWB's comprehensive income includes all items which comprise net income plus the unrealized holding gains, net of related taxes, on available-for-sale securities. For the quarters and nine months ended December 31, 1998 and 1997, FWWB's comprehensive income was as follows:

                                         Quarters Ended   Nine Months Ended
                                           December 31        December 31
                                       -----------------  -----------------
                                         1998      1997     1998     1997
                                       -------   -------  --------  -------
Net income                             $ 3,896   $ 3,205  $ 11,411  $ 9,747
Other comprehensive income              (1,086)      806      (243)   3,079
                                       -------   -------  --------  -------
Total comprehensive income             $ 2,810   $ 4,011  $ 11,168  $12,826
                                       =======   =======  ========  =======

NOTE 4:  ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND
         SECURITIES

The following table sets forth additional detail on the FWWB's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                       December 31     March 31
                                          1998            1998
                                       ----------     ---------
Interest-bearing deposits included
   in cash and due from banks           $ 36,797      $ 15,587
                                        --------      --------

Mortgage-backed securities               222,142       197,130
Other securities-taxable                  79,069        70,092
Other securities-tax exempt               32,816        32,093
Other stocks with dividends                4,160         3,298
                                        --------      --------
    Total securities                     338,187       302,613

Federal Home Loan Bank (FHLB) stock       21,895        16,050
                                        --------      --------

                                        $396,879      $334,250
                                        ========      ========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                         Quarters Ended    Nine Months Ended
                                          December 31         December 31
                                       -----------------  -----------------
                                         1998      1997     1998     1997
                                       -------   -------  --------  -------
Mortgage-backed securities             $ 3,518   $ 3,180   $ 9,702  $ 9,495
                                       -------   -------   -------  -------
Taxable interest and dividends           1,573     1,161     4,265    3,543
Tax-exempt interest                        525       506     1,491    1,541
Federal Home Loan Bank stock-dividends     417       305     1,110      846
                                       -------   -------   -------  -------
                                         2,515     1,972     6,866    5,930
                                       -------   -------   -------  -------
                                       $ 6,033   $ 5,152   $16,568  $15,425
                                       =======   =======   =======  =======

NOTE 5: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS) AND CALCULATION OF OUTSTANDING SHARES

                                                  Calculation of
                                        Weighted Average Shares Outstanding
                                             for Earnings Per Share
                                             ----------------------
                                                 (in thousands)

                                      Quarters Ended       Nine Months Ended
                                        December 31            December 31
                                     ----------------      -----------------
                                     1998       1997       1998        1997
                                     ----       ----       ----        ----

Total shares originally issued      12,002     12,002     12,002      12,002
  Less retired shares and
    treasury stock plus unvested
    shares allocated to MRP           (900)    (1,110)      (743)       (974)
  Less unallocated shares held by
    the ESOP                          (775)      (821)      (780)       (834)
                                    ------     ------     ------      ------
Basic weighted average shares
  outstanding                       10,327     10,071     10,479      10,194
Plus unvested MRP and stock
  option incremental shares
  considered outstanding for diluted
  EPS calculations                     447        439        481         398
                                    ------     ------     ------      ------
Diluted weighted average shares
  outstanding                       10,774     10,510     10,960      10,592
                                    ======     ======     ======      ======


                                      Calculation of
                                   Outstanding Shares at*
                                   ----------------------
                                      (in thousands)
                                December 31      March 31
                                   1998            1998
                                   ----            ----

Total shares issued               12,002          12,002
  Less retired shares and
    treasury stock                  (700)         (1,054)
                                  ------          ------
Outstanding shares issued         11,302          10,948
                                  ======          ======

* Adjusted for 10% stock dividend granted August 10, 1998

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

The operating results of FWWB depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of FWWB's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, FWWB's net interest income significantly increased for the quarter and nine months ended December 31, 1998, when compared to the same periods for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances from the acquisition of TB on April 1, 1998, although significant asset and liability growth also occurred at FSBW and IEB. FWWB's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. FWWB's net income also significantly increased when compared to the same periods for the prior year.

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

Acquisition of  Whatcom State Bancorp, Inc.:
--------------------------------------------
On January 1, 1999 FWWB completed the acquisition of Whatcom State Bancorp Inc. FWWB paid 12.1 million in cash and common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom Bancorp, Inc. into FWWB, WSB became a division of First Savings Bank of Washington. The acquisition will be accounted for as a purchase and resulted in the recording of approximately $6.4 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). Goodwill assets will be amortized over a 14 year period and will result in a current charge to earnings of $114,300 per quarter or $457,000 per year. Founded in 1980, WSB is a community commercial bank which had, before recording of goodwill, approximately $99 million in total assets, $85 million in deposits, $7.9 million in loans, $5.4 million in shareholders' equity at December 31, 1998. WSB operates five full service branches in the Bellingham, Washington area - Bellingham, Ferndale, Lynden, Blaine and Point Roberts.

Agreement to Acquire Seaport Citizens Bank:
-------------------------------------------
FWWB has signed a definitive agreement to acquire Seaport citizens Bank
(SCB), in an all cash offer valued at approximately $10.1 million. Seaport Citizens Bank in Lewiston, Idaho, is not a publicly traded institution. This valuation represents approximately 2.5 times book value and 16 times earnings for the twelve months ended September 30, 1998 for SCB. The acquisition, which has been approved by the Boards of Directors of each company, is subject to, among other contingencies, approval by regulators and Seaport Citizens Bank shareholders. The transaction is expected to close in the second quarter of the 1999 calendar year.

Declaration of 10% Stock Dividend:
----------------------------------
On July 24, 1998 the Company's Board of Directors declared a 10% stock dividend payable August 17, 1998 to shareholders of record August 10, 1998. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

New Accounting Pronouncement:
------------------------------
In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on the accounting treatment for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested. The consensus of the EITF was applied as of December 31, 1998 for all awards granted and existing plans were required to be amended prior to December 31, 1998. Application of the consensus is reflected as a change in accounting principle under which the Company stock purchased for a Rabbi Trust obligation and the related liability for deferred compensation is recorded at acquisition cost. Prior to this change the stock was recorded at fair market value. The effect of this change in accounting increased equity by $1.35 million and reduced the related liability for deferred compensation by the same amount.

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

Based on an assessment of computer hardware, software and other equipment operated by FWWB and its subsidiary Banks, FWWB presently believes that all equipment and programs are Y2K compliant. A program for addressing the Y2K issue through awareness, assessment, renovation and testing has been developed and implemented. The testing phase has been completed on the internal operations and only the completion of the review of outside vendors and costumers remains. The results of internal testing disclosed only
insignificant items that needed to be resolved.   The three bank subsidiaries
have budgeted approximately $450,000 to cover soft and hard costs such as upgrading ATMs, contacting and monitoring vendors, contacting customers and providing information regarding our preparations and testing the systems we have identified as critical and non-critical. FWWB and its Bank subsidiaries have incurred and expensed approximately $233,000 of Y2K related costs in the current fiscal year to date period ended December 31, 1998. Costs incurred and expensed in prior fiscal years were not significant. During the second quarter ended September 30, 1998, as a result of initial testing for Y2K preparedness and review of the current status of contingency planning, management expanded the budget to include additional administrative, personnel and overhead costs which resulted in a $300,000 increase from the original budget.

FWWB and its subsidiary Banks are continuing to contact and monitor all significant suppliers to determine the extent to which they are vulnerable to those third parties' failures to remedy their own Y2K impact issues. Third party responses have indicated satisfactory progress in addressing any needs for equipment or software renovation. The Banks are contacting their large loan and deposit customers to build Y2K awareness and encourage early development of contingency plans and solutions in an effort to prevent potential business disruption due to Y2K processing failures. Loan and deposit customers are being updated regularly about our preparations and information is being provided to create a much greater awareness of the issue with some ideas about how to assess and prepare for their own Y2K vulnerability. There can be no guarantee that the systems of other companies on which the Banks' systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Banks' systems would not have a material adverse effect on the Banks. However, the Banks has tested for the Y2K preparedness of all internal functions and external functions provided by third parties whenever possible. In addition, contingency or alternate sources of support have been identified for each critical function and many non-critical functions.

In the event that the Banks' data processing providers do not make their systems Y2K compliant and FWWB is not able to switch to an alternative provider or an in-house system in a timely manner, resulting computer malfunctions could interrupt the operations of the Banks and have a significant adverse effect on FWWB's financial condition and results of operations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31 AND MARCH 31, 1998

Total assets increased $315.0 million, or 27.3%, from $1.154 billion at March 31, 1998, to $1.469 billion at December 31, 1998. The majority of the increase, $164.9 million, was from the acquisition of Towne Bank including goodwill resulting from the use of purchase accounting. The remaining growth of $150.5 million was spread among all three subsidiary Banks and was funded primarily with deposit growth, advances from the FHLB and other borrowings. This growth represented a continuation of management's plans to further leverage FWWB's capital and reflects the solid economic conditions in the markets where FWWB operates.

Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $219.2 million, or 29.0%, from $756.9 million at March 31, 1998, to $976.1 million at December 31, 1998. The increase in gross loans of $229.8 million from $822.6 million at March 31, 1998, to $1.052 billion at December 31, 1998, consists of $95.3 million of mortgages secured by commercial and multi-family real estate, $54.4 million of construction and land loans and $96.9 million of non-mortgage loans such as commercial, agricultural and consumer loans. This was offset by a $16.8 million decrease in residential mortgages resulting from repayments and sales of residential mortgages which were in excess of originations of new loans. The acquisition of TB on April 1, 1998 provided $121.7 million of gross loans consisting of $24.3 million of commercial and multi-family mortgages, $19.4 million of construction and land loans, $6.4 million of residential mortgages and $71.6 million of commercial and consumer loans. Slightly more than three quarters of the increase in assets, excluding the TB acquisition, was funded by a net increase of $94.4 million, or 32.4%, in FHLB advances from $297.5 million at March 31, 1998, to $393.9 million on December 31, 1998. Asset growth was also funded by increased deposits and net income from operations. Deposits grew $207.0 million, or 34.4%, from $602.5 million at March 31, 1998, to $809.5 million at December 31, 1998. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $7.3 million, from $91.7 million at March 31, 1998, to $84.4 million at December 31, 1998. The TB acquisition provided $133.6 million of deposits and $2.0 million of FHLB advances. Securities available for sale and held to maturity increased $35.6 million, or 11.8%, from $302.6 million at March 31, 1998, to $338.2 million at December 31, 1998. Federal Home Loan Bank Stock increased $5.8 million ($1.0 million from the TB acquisition), as FWWB was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale increased $1.4 million, primarily as a result of completed foreclosures on a contractor.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

GENERAL. Net income for the third quarter of fiscal 1999 was $3.9 million, an increase of $691,000 from the comparable quarter in fiscal 1998. Net income for the first nine months of fiscal 1999 was $11.4 million, an increase of $1.7 million from the comparable period in fiscal 1998. FWWB's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses. Compared to year ago levels, total assets increased 29.3% to $1.47 billion at December 31, 1998, total loans rose 28.3% to $976.1 million, deposits grew 36.8% to $809.5 million and borrowings increased 24.8% to $478.2 million. Net interest margin improved, despite the adverse effects of a flattening yield curve and declining market rates and loan pricing spreads, reflecting the acquisition of TB and continuing changes in the asset and liability mix.

INTEREST INCOME. Interest income for the quarter ended December 31, 1998, was $28.3 million compared to $21.8 million for the quarter ended December 31, 1997, an increase of $6.5 million, or 29.8%. The increase in interest income was a result of a $313.8 million, or 29.5%, growth in the average balance of interest-earning assets combined with a modest 2 basis point increase in the average yield on those assets, which rose from 8.14% in the quarter ended December 1997, to 8.16% in December 1998. Average loans receivable for the third quarter of fiscal 1999 increased by $233.6 million, or 31.1%, when compared to the same quarter in fiscal 1998. Interest income on loans increased by $5.6 million, or 29.8%, compared to the same quarter a year earlier, reflecting the impact of the increase in average loan balances and a 18 basis point increase in the yield on those balances. Much of the increased yield on the loan portfolio is attributable to the addition of the TB loans which generally carry higher rates of interest than many of the loans held by FSBW and IEB. Average loans receivable represented 71.4% of average earning assets for the quarter ended December 31, 1998, compared to 70.5% for the same period a year earlier. The combined average balance of mortgage-backed and investment securities and FHLB stock for the third quarter of fiscal 1999 increased $80.2 million compared to the third quarter of fiscal 1998, although interest and dividend income from those investments increased by only $881,000 for the December 1998 quarter compared to December 1997. The nominal increase of interest income on this portfolio largely reflects that, while the average balance of mortgage-backed obligations increased by $41.9 million over the same quarter a year earlier, the yield on those securities declined 62 basis points. The decline in the yield on this portfolio primarily reflects a decline in market rates which resulted in decreased yields on many adjustable rate securities which comprise the largest portion of this portfolio and from accelerated amortization of net premiums as a result of increased prepayments on the mortgage loans underlying the mortgage backed securities. Average balances for other investment securities and deposits increased $32.1 million, although the yield on those balances declined 17 basis points also reflecting declining market rates. Holdings of FHLB stock (excluding the TB acquisition) increased commensurate with the growth in FHLB advances and the yield on that stock decreased 26 basis points.

Interest income for the nine months ended December 31, 1998 increased $18.6 million, or 29.4%, from the comparable period in fiscal 1998. Interest income from loans increased $17.5 million, or 36.6%, from the comparable period in fiscal 1998. The majority of the increase for loan interest income reflected the impact of a $226.8 million growth in average loans receivable balances combined with a 34 basis point increase in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended December 31, 1998, increased $1.2 million, from $15.4 million in fiscal 1998, to $16.6 million in fiscal 1998, reflecting a $49.4 million increase in average balances offset by a 48 basis point decrease in yield. The yield on average earning assets increased from 8.14% for the nine months ended December 31, 1997, to 8.31% for the nine months ended December 31, 1998.

INTEREST EXPENSE. Interest expense for the quarter ended December 31, 1998, was $15.4 million compared to $12.0 million for the comparable period in 1997, an increase of $3.4 million, or 28.1%. The increase in interest expense was due to the $329.7 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended December 1998 was largely due to a $213.2 million increase in the average balance of deposits combined with an $116.5 million growth in average FHLB advances and other borrowings. The acquisition of TB on April 1, 1998 increased deposits $133.6 million. This acquisition plus $84.3 million of additional non-acquisition deposit growth as compared to December 1997 resulted in a $1.9 million increase in deposit related interest expense. The average rate on those deposits decreased from 4.41% for the quarter ended December 31, 1997, to 4.19% for the quarter ended December 31, 1998. Average FHLB advances totaled $395.6 million during the quarter ended December 31, 1998, as compared to $280.8 million during the quarter ended December 31, 1997, resulting in a $1.5 million increase in related interest expense. The average rate paid on those advances decreased from 6.12% for the quarter ended December 31, 1997, to 5.84% for the comparable period in 1998. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $1.7 million from $87.3 million for the quarter ended December 31, 1997, to $89.0 million for the same period in 1998, and the related interest expense decreased $38,000, from $1.29 million to $1.25 million for the respective periods. The cost of other borrowings decreased 28 basis points from 5.86% for the quarter ended December 31, 1997 to 5.58% for the December 1998 quarter.

A comparison of total interest expense for the nine months ended December 31, 1998, shows an increase of $9.8 million, or 28.3%, from the comparable period in December 1997. The increase in interest expense reflects an increase in average deposits of $193.8 million combined with an $94.9 million increase in FHLB advances and other borrowings. The effect on interest expense of the $288.7 million increase in average interest-bearing liabilities was slightly offset by a 13 basis point decrease in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance:
                                   Quarters Ended       Nine Months Ended
        Average Balances             December 31           December 31
        ----------------         ----------------       -----------------
         (in thousands)          1998        1997        1998        1997
                                 ----        ----        ----        ----
Investment securities and
  deposits                    $  140,885  $  108,801  $  126,717  $  110,203
Mortgage-backed obligations      231,947     190,047     214,774     186,787
Loans                            983,821     750,217     946,592     719,775
FHLB stock                        21,375      15,123      19,172      14,302
                              ----------  ----------  ----------  ----------
   Total average interest-
     earning asset             1,378,028   1,064,188   1,307,255   1,031,067

Non-interest-earning assets       79,049      42,522      76,220      42,063
                              ----------  ----------  ----------  ----------
   Total average assets       $1,457,077  $1,106,710  $1,383,475  $1,073,130
                              ==========  ==========  ==========  ==========

Deposits                      $  791,084  $  573,405  $  761,243  $  560,928
Advances from FHLB               395,558     280,793     348,803     269,592
Other borrowings                  88,955      87,263      91,914      76,228
                              ----------  ----------  ----------  ----------
   Total average interest-
    bearing liabilities        1,275,597     941,461   1,201,960     906,748
Non-interest-bearing
  liabilities                     11,579      14,248      10,658      15,232
                              ----------  ----------  ----------  ----------
   Total average liabilities   1,287,176     955,709   1,212,618     921,980
                              ----------  ----------  ----------  ----------
Equity                           169,901     151,001     170,857     151,150
                              ----------  ----------  ----------  ----------
   Total average liabilities
     and equity               $1,457,077  $1,106,710  $1,383,475  $1,073,130
                              ==========  ==========  ==========  ==========

      Interest Rate Yield/Expense (rates are annualized)
      --------------------------------------------------
Interest Rate Yield:
   Investment securities
    and deposits                    5.91%       6.08%      6.03%        6.12%
   Mortgage-backed obligations      6.02%       6.64%      6.00%        6.75%
   Loans                            9.00%       8.82%      9.15%        8.81%
   FHLB stock                       7.74%       8.00%      7.68%        7.85%
                                  ------      ------      -----        -----
Total interest rate yield on
  interest-earning assets           8.16%       8.14%      8.31%        8.14%
                                  ------      ------      -----        -----
Interest Rate Expense:
   Deposits                         4.19%       4.44%      4.31%        4.46%
   Advances from FHLB               5.84%       6.12%      5.96%        6.07%
   Other borrowings                 5.58%       5.86%      5.69%        5.79%
                                  ------      ------      -----        -----
   Total interest rate expense
     on interest-bearing
     liabilities                    4.80%       5.07%      4.89%        5.05%
                                  ------      ------      -----        -----

   Interest spread                  3.36%       3.07%      3.42%        3.09%

                                  ======      ======      =====        =====

   Net interest margin on
     interest earning assets        3.72%       3.65%      3.81%        3.69%
                                  ------      ------      -----        -----

       Additional Key Financial Ratios (ratios are annualized)
       ------------------------------------------------------
Return on average assets           1.06%        1.15%      1.09%        1.21%
Return on average equity           9.10%        8.42%      8.86%        8.56%
Average equity/average assets     11.66%       13.64%     12.35%       14.08%
Average interest-earning assets/
  interest-bearing liabilities   108.03%      113.04%    108.76%      113.71%
Non-interest [other operating]
  expenses/average assets
   Excluding amortization of
    costs in excess of net
    assets acquired (goodwill)     1.98%        1.90%      1.98%        1.84%
   Including amortization of
    costs in excess of net
    assets acquired (goodwill)     2.13%        1.98%      2.15%        1.93%
Efficiency ratio [non-interest
  (other operating) expenses/
  revenues]
   Excluding amortization of
    costs in excess of net
    assets acquired (goodwill)    48.78%       47.90%     48.23%       46.51%
   Including amortization of
    costs in excess of net
    assets acquired (goodwill)    52.60%       49.94%     52.21%       48.62%

PROVISION FOR LOAN LOSSES. During the quarter ended December 31, 1998, the provision for loan losses was $840,000, compared to $375,000 for the quarter ended December 31, 1997, an increase of $465,000. A comparison of the provision for loan losses for the nine month periods ended December 31, 1998 and 1997 shows an increase of $1.1 million from $1.1 million in fiscal 1998 to $2.2 million in fiscal 1999. This increase in the provision for losses reflects more significant growth and a higher level of net charge-offs for the nine month period as well as changes in the portfolio composition. The allowance for loan losses net of charge-offs (recoveries) increased by $2.8 million, to $10.7 million at December 31, 1998, compared to $7.9 million at March 31, 1998. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control.

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                                  December 31    March 31
                                                     1998          1998
                                                     ----          ----
Loans (including loans held for sale):
   Secured by real estate
    One to four single family dwellings (SFD)   $   407,015  $   423,850
    Commercial and  multifamily                     263,174      167,859
    Construction and land-secured                   186,853      132,409
    Commercial and agribusiness                     155,935       67,611
    Consumer, including credit cards                 39,431       30,842
                                                 ----------  -----------
                                                 $1,052,408  $   822,571

    Less loans in process                            62,029       54,500
    Less deferred fees and discounts                  3,530        3,297

    Less allowance for loan losses                   10,718        7,857
                                                 ----------  -----------
        Total net loans at end of period         $  976,131  $   756,917
                                                 ==========  ===========

Allowance for loan losses as a percentage of
  gross principal of loans outstanding                 1.02%        0.96%

                                         Quarters Ended   Nine Months Ended
                                           December 31       December 31
                                         --------------   -----------------
                                          1998     1997     1998     1997
                                          ----     ----     ----     ----
Change in allowance for loan losses:
  Balance at beginning of the period    $ 10,418  $ 7,187  $ 7,857  $ 6,748

        Acquisition of TB                     --       --    1,616       --
        Provision for loan losses            840      375    2,210    1,130
        Recoveries                            25       39      206       49
        Charge-offs                         (565)    (151)  (1,171)    (477)
                                        --------  -------  -------  -------
  Balance at end of the period          $ 10,718  $ 7,450  $10,718  $ 7,450
                                        ========  =======  =======  =======

Charge-offs as a percentage of average
  net book value of loans outstanding
  for the period.                           0.06%    0.02%    0.12%    0.07%

OTHER OPERATING INCOME. Other operating income increased $722,000 from $1.3 million for the quarter ended December 31, 1997, to $2.0 million for the quarter ended December 31, 1998. The increase included a $245,000 increase in other fees and service charges due largely to the addition of TB operations, combined with increases in fee income at FSBW and IEB reflecting deposit growth and pricing adjustments. There also was a $507,000 increase in net gains on loans sold in the quarter ended December 31, 1998, as compared to the same period in 1997. This increase primarily reflects increases in IEB's residential mortgage banking operations, and increased sales of loans, with servicing retained, by FSBW which increased the volume of loans sold in the secondary market over the comparable period in the prior year. The volume of loan sales and related net gain on sale of loans increased from $22.6 million and $394,000, respectively, for the quarter ended December 31, 1997, to $45.9 million and $901,000, respectively, for the quarter ended December 31, 1998. Increased sales of loans at FSBW were designed to curtail the rate of growth in relatively low yielding fixed rate residential mortgages during this period of low market rates and to reduce the Bank's exposure to the risk of rising interest rates.

Other operating income for the nine months ended December 31, 1998, increased $2.0 million from the comparable period in 1997. The $733,000 increase in fee income was due largely to the addition of nine months of TB's operations in the current fiscal 1999 period. The $1.2 million increase in gains from the sale of loans and securities for the nine months ended December 31, 1998 also reflects the inclusion of TB's operations as well as the previously noted increased sales of residential mortgage loans by FSBW and IEB. The $101,000 increase in miscellaneous other income reflects a gain on the sale of IEB real property in the second quarter of fiscal 1999.

OTHER OPERATING EXPENSES. Other operating expenses increased $2.3 million from $5.5 million for the quarter ended December 31, 1997, to $7.8 million for the quarter ended December 31, 1998. The increase in expenses was largely due to the inclusion of $1.8 million of TB's operating expenses in the third quarter of fiscal 1999 that were not present in fiscal 1998. The increase in other operating expenses was partially offset by a $195,000 increase in capitalized loan origination costs resulting from an increased volume in loan origination. In addition to the acquisition of TB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as FWWB continues to expand. Despite the high operating expenses associated with transitioning FWWB to more of a commercial bank profile, FWWB's efficiency ratio, excluding the amortization of goodwill, increased only 0.88 percentage points, to 48.78%, for the third quarter of fiscal 1999, from 47.90% for the same period in fiscal 1998. Other operating expenses as a percentage of average assets were 2.13% (1.98% excluding the amortization of goodwill) for the quarter ended December 31, 1998, compared to 1.98% (1.90% excluding the amortization of goodwill) for the quarter ended December 31, 1997.

Other operating expenses for the nine months ended December 31, 1998 increased $6.8 million from $15.6 million for the first nine months of fiscal 1998 to $22.4 million in fiscal 1999. As explained earlier, the increase is largely due to the inclusion of $5.2 million of TB's operating expenses for the nine month fiscal 1999 period. The balance of the increase reflects the previously noted overall growth in FWWB's operations.

INCOME TAXES. Income tax expense was $2.3 million for the quarter ended December 31, 1998, compared to $1.9 million for the comparable quarter in 1997. The $373,000 increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of costs in excess of net assets acquired in purchasing IEB and TB and part of the expense recorded in the release of ESOP shares are not deductible for tax purposes. The Company's effective tax rates for the quarters ended December 31, 1998 and 1997, were 37% and 38%, respectively. Income tax expense for the nine months ended December 31, 1998 increased $1.3 million from $5.6 million for the nine months ended December 31, 1997, to $6.9 million for the comparable period in 1998. The Company's effective tax rate increased to 38% for the nine months ended December 31, 1998, from 36% for the comparable period in 1997. This increase was due to the same reasons the income tax provision for the quarter increased.

ASSET QUALITY

The following tables are provided to disclose additional details on asset quality (in thousands):

                                                   December 31   March 31
                                                      1998         1998
                                                    --------     --------
Non-performing assets at end of the period:
    Non-performing loans:
      Delinquent loans on non-accrual status        $ 2,862      $ 1,270
      Delinquent loans on accrual status                390          150
                                                    -------      -------
        Total non-performing loans                    3,252        1,420
    Real estate owned ( REO)                          2,241          882
                                                    -------      -------
        Total non-performing assets at end
          of the period                             $ 5,493      $ 2,302
                                                    =======      =======

Non-performing loans as a percentage of total
  net loans at end of the period                       0.33%        0.19%
Ratio of allowance for loan losses to non-performing
  loans at end of the period                            330%         553%
Non-performing assets as a percentage of total
  assets at end of the period.                         0.37%        0.20%
Troubled debt restructuring [TDR's]
     at end of the period                           $   404      $   305
                                                    -------      -------
Troubled debt restructuring as a percentage of:
  Total gross principal of loans outstanding
    at end of the period                               0.04%        0.04%
  Total assets at end of the period                    0.03%        0.03%

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

SENSITIVITY ANALYSIS

The table of Interest Rate Risk Indicators sets forth, as of December 31, 1998, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators

                                             Estimated Change in
                                  ---------------------------------------
      Change (In Basis Points)    Net Interest Income
       in Interest Rates (1)        Next 12 Months       Net Market Value
      ------------------------    ---------------------------------------
                                              (Dollars in thousands)

              +400              $   271       0.5%    $ (59,682)  (31.6%)
              +300                  987       2.0%      (43,216)  (22.9%)
              +200                1,043       2.1%      (23,947)  (12.7%)
              +100                  745       1.5%       (6,757)   (3.6%)
                 0                    0         0             0       0
              -100               (1,784)     (3.6%)      (1,467)   (0.8%)
              -200               (4,211)     (8.5%)     (10,417)   (5.5%)
              -300               (7,527)    (15.1%)     (24,522)  (13.0%)
              -400              (10,484)    (21.1%)     (35,073)  (18.5%)

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

The table of Interest Sensitivity Gap, presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1998. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 1998, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $65.6 million, representing a one-year gap to total assets ratio of 4.47%.


Table of Interest Sensitivity Gap

                                             6 Months
                                   Within    to One    1-3       3-5       5-10      Over 10
                                   6 Months  Year      Years     Years     Years     Years       Total
                                   --------  ----      -----     -----     -----     -----       -----
                                                         (dollars in thousands)


Interest-earning assets(1):
  Construction loans             $  82,970  $ 31,251  $    806   $    577  $     --  $     --  $  115,604
  Fixed-rate mortgage loans         53,228    46,612   154,490    115,600    91,160    38,590     499,680
  Adjustable-rate mortgage loans    98,727    49,779    17,037     14,596        --        --     180,139
  Fixed-rate mortgage-backed
    securities                      11,273    14,486    40,572     14,202     7,462     1,236      89,231
  Adjustable-rate mortgage-
    backed securities              130,242     1,789       102         --        --        --     132,133
  Fixed-rate agriculture/
    commercial loans                 8,878     5,060    11,351     14,412     8,016     1,255      48,972
  Adjustable-rate agriculture/
    commercial loans               105,930        --        --         --        --        --     105,930
  Consumer and other loans          11,287     2,637     8,373      5,985     2,200     8,898      39,380
  Investment securities and
   interest-bearing deposits        83,254    13,455    23,444     10,885    13,972    29,245     174,255
                                  --------  --------  --------   --------  --------  --------   ---------
    Total rate-sensitive assets    585,789   165,069   256,175    176,257   122,810    79,224   1,385,324
                                  --------  --------  --------   --------  --------  --------   ---------

Interest-bearing liabilities(2):
  Regular savings and NOW
    accounts                        17,939    17,939    41,857     41,857        --        --     119,590
  Money market deposit accounts     57,589    34,553    23,035         --        --        --     115,177
  Certificates of deposit          246,410   120,598    78,209     32,507     8,991        20     486,735
  FHLB advances                     86,650    46,597   122,570     97,690    39,500       849     393,856
  Other borrowings                  49,444        --        --     25,000        --        --      74,444
  Retail repurchase agreements       7,184       304     1,348      1,101        --        --       9,937
                                  --------  --------  --------   --------  --------  --------   ---------

    Total rate-sensitive
      liabilities                  465,215   219,991   267,019    198,155    48,491       869   1,199,739
                                  --------  --------  --------   --------  --------  --------   ---------

Excess (deficiency) of interest-
  sensitive assets over interest-
  sensitive liabilities          $ 120,574 $(54,922)  $(10,844)  $(21,898) $ 74,319  $ 78,355  $  185,585
                                 ========= ========   ========   ========  ========  ========  ==========
Cumulative excess (deficiency) of
  interest-sensitive assets      $ 120,574 $ 65,652   $ 54,809   $ 32,911  $107,230  $185,585  $  185,585
                                 ========= ========   ========   ========  ========  ========  ==========
Cumulative ratio of interest-
  earning assets to interest-
  bearing liabilities               125.92%  109.58%    105.76%    102.86%   108.94%   115.47%    115.47%
                                 ========= ========   ========   ========  ========  ========  ==========

Interest sensitivity gap to
  total assets                        8.21%   (3.74%)    (0.74%)    (1.49%)    5.06%     5.33%     12.63%
                                 ========= ========   ========   ========  ========  ========  ==========

Ratio of cumulative gap to
  total assets                        8.21%    4.47%      3.73%      2.24%     7.30%    12.63%     12.63%
                                 ========= ========   ========   ========  ========  ========  ==========

                                                         (footnotes on following page)


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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $41.1 million or (2.80%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

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

The primary investing activity of FWWB is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, FSBW, IEB and TB. During the nine months ended December 31, 1998, the Banks originated $512.1 million of loans and purchased $59.1 million of loans. In addition, during this nine month period, funds were used to purchase $11.3 million of treasury stock and pay out $7.7 million for the acquisition of Towne Bancorp, Inc. These activities were funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the nine months ended December 31, 1998, principal repayments on loans totaled $351.6 million and the Banks' proceeds from the sale of mortgage loans totaled $117.4 million. FHLB advances and other borrowings increased $94.3 million (net of the TB acquisition) for the same period, and net deposit growth was $43.8 million (net of the TB acquisition).

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 1998, the Banks had undisbursed loans in process totaling $62.0 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW also maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 45% of FSBW's total assets, which as of December 31, 1998, would give FSBW a total credit line of $482.4 million. Advances under this credit facility totaled $388.3 million, or 36.2% of FSBW's assets at December 31, 1998. IEB and TB also maintain credit facilities with various financial institutions, including the FHLB of Seattle, that would allow them to borrow up to $24.8 million.

At December 31, 1998, savings certificates amounted to $486.7 million, or 60%, of the Banks' total deposits, including $405.4 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances, other borrowings and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

CAPITAL REQUIREMENTS

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 1998, FWWB's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for FWWB along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                    Minimum for capital
                                   Actual             adequacy purposes
                             ------------------     -------------------
                             Amount       Ratio     Amount        Ratio
                             ------       -----     ------        -----
December 31, 1998:
FWWB-consolidated
  Total capital to risk-
    weighted assets         $ 150,498     16.42%   $ 73,345       8.00%
  Tier 1 capital to risk-
    weighted assets           139,781     15.25      36,673       4.00
  Tier 1 leverage capital to
    average assets            139,781      9.82      52,990       4.00

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

   Report (s) on Form 8-K filed during the quarter ended December 31, 1998, are as follows:

    Date Filed                                                Purpose
    ----------                                                -------

Not Applicable

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        First Washington Bancorp, Inc.

February 12, 1999                       /s/ Gary Sirmon
                                        -------------------------------
                                        Gary Sirmon
                                        President and Chief Executive Officer

February 12, 1999                       /s/ D. Allan Roth
                                        -------------------------------
                                        D. Allan Roth
                                        Secretary and Treasurer