Form 10-K405
period 1999-03-31
FIRST WASHINGTON BANCORP INC /WA/
filed 1999-06-29
CIK 946673

FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
(Mark One)
==============================================================================
X
==============================================================================

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                    For the fiscal year ended ............. MARCH 31, 1999
                                                            --------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      For the transition period from                     to
                                    --------------------     ----------------

                          Commission File Number 0-26584
                                                 -------

                           FIRST WASHINGTON BANCORP, INC.
                           ------------------------------
               (Exact name of registrant as specified in its charter)

          WASHINGTON                                           91-1691604
          ----------                                      -------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

                    10 S. FIRST AVENUE WALLA WALLA, WASHINGTON 99362
                    ------------------------------------------------
               (Address of principal executive offices and zip code)

                                    (509) 527-3636
                                    --------------
                (Registrant's telephone number, including area code)

                                          N/A
                             --------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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
                                                Yes   X           No
                                                    -----           -----

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to
this form 10-K.                X
                             -----

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1999:

                            COMMON STOCK - $224,478,399

The number of shares outstanding of the issuer's classes of common stock as of May 31, 1999:

                  COMMON STOCK, $.01 PAR VALUE - 11,330,440 shares

                         DOCUMENT INCORPORATED BY REFERENCE
PORTIONS OF PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JULY
               23, 1999 ARE INCORPORATED BY REFERENCE INTO PART III.
                  FIRST WASHINGTON BANCORP, INC., AND SUBSIDIARIES

                                 TABLE OF CONTENTS
PART I                                                          PAGE #

 Item 1. Business .................................................. 3
          General....................................................3
          Acquisition and Mergers................................... 4
          Adoption of Dividend Reinvestment and Stock Purchase Plan..5
          Lending Activities........................................ 5
          Asset Quality.............................................13
          Allowance for Loan Losses.................................16
          Investment Activities.....................................20
          Deposit Activities and Other Sources of Funds.............26
          Personnel.................................................28
          Taxation..................................................28
          Environmental Regulation..................................30
          Competition...............................................30
          Regulation................................................31
          Management Personnel......................................36
 Item 2. Properties.................................................37
 Item 3. Legal Proceedings..........................................37
 Item 4. Submission of Matters to a Vote of Security Holders .......37

PART II

 Item 5. Market for Registrant's Common Equity and
         Related Stockholder Matters................................38
 Item 6. Selected Financial Data....................................39
 Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operation........................41
           Comparison of Results of Operations
            March 31, 1999 vs. 1998.................................44
            March 31, 1998 vs. 1997.................................47
           Market Risk and Asset/ Liability Management..............52
           Liquidity and Capital Resources..........................57
           Capital Requirements.....................................58
           Effect of Inflation and Changing Prices..................58
           Recent Accounting Standards Not Yet Audited..............58
 Item 8. Financial Statements and Supplementary Data................59
 Item 9. Changes in and Disagreements with Accountant
         on Accounting and Financial Disclosure.....................59

PART III

 Item 10.Directors and Executive Officers of the Registrant.........59
 Item 11.Executive Compensation.....................................59
 Item 12.Security Ownership of Certain Beneficial Owners
         and Management.............................................59
 Item 13.Certain Relationships and Related Transactions.............59

PART IV

 Item 14.Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.....................  .................62

SIGNATURES..........................................................61

PART 1
ITEM 1 - BUSINESS
                                 GENERAL

First Washington Bancorp, Inc. (the Company or FWWB), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank
(TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation
(FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 16 branch offices and three loan production offices located in southeast, central, north central and western Washington. Effective January 1, 1999, FWWB completed the acquisition of Whatcom State Bancorp whose wholly owned subsidiary, Whatcom State Bank (WSB), was merged with FSBW and operates as Whatcom State Bank, a Division of First Savings Bank of Washington. WSB, which is based in Bellingham, operates five full service branches and a loan office in northwest Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon. TB is a Washington-chartered commercial bank whose deposits are insured by the FDIC under BIF. TB conducts business from six full service branches in the Seattle, Washington, metropolitan area. The Company's main office is located at 10 S. First Avenue, Walla Walla, Washington 99362 and its telephone number is (509) 527-3636.

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

First Savings Bank of Washington is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one-to four-family residential dwellings, including emphasis on loans for construction of residential dwellings. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate and consumer loans. FSBW's primary business has been that of a traditional thrift institution, originating loans for portfolio in its primary market area. FSBW has also been an active participant in the secondary market, originating residential loans for sale and on occasion acquiring loans for portfolio. More recently, FSBW has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers. In addition to loans, FSBW has maintained a significant portion of its assets in marketable securities. The securities portfolio has been weighted toward mortgage-backed securities secured by one-to four-family residential properties. This portfolio also has included a significant amount of tax exempt municipal securities, primarily issued by entities located in the State of Washington. In addition to interest income on loans and investment securities, FSBW receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. FSBW has sought to increase its other income by retaining loan servicing rights on some of the loans that it has sold. FSBW also has a wholly-owned subsidiary, Northwest Financial Corporation, which serves as the trustee under FSBW's mortgage loan documents, is engaged in real estate sales, and receives commissions from the sale of annuities.

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

TB is a community oriented commercial bank chartered in the State of Washington. TB's lending activities consist of granting commercial loans, including commercial real estate, land development and construction loans, and consumer loans to customers throughout King and Snohomish counties in western Washington. TB is a "Preferred Lender" with the Small Business Administration
(SBA) and the Bank generates a large volume of SBA guaranteed loans for resale.

The Company and the Banks are subject to regulation by the Federal Reserve Board (FRB) and the FDIC, the State of Washington Department of Financial Institutions, Division of Banks (Division), and the State of Oregon Department of Consumer and Business Services and the State of Idaho, Department of Finance.

The Board of Directors of the Company passed a resolution on October 22, 1998 changing its fiscal year end from March 31st to December 31st. It will be effective for the year ending 1999.

                         ACQUISITIONS AND MERGERS

TOWNE BANK

On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc. FWWB paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB became a wholly owned subsidiary of FWWB. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB is a community business bank which had, before recording of goodwill, approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. TB operates six full service branches in the Seattle, Washington, metropolitan area--in Woodinville, Kirkland, Redmond, Bellevue, Renton and Bothell.

WHATCOM STATE BANCORP, INC.

On January 1, 1999 FWWB completed the acquisition of Whatcom State Bancorp, Inc. FWWB paid $12.1 million in common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company, for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom State Bancorp, Inc. into FWWB, WSB became a division of FSBW. The acquisition was accounted for as a purchase and resulted in the recording of approximately $6.3 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of approximately $114,300 per quarter or $457,000 per year. Founded in 1980, WSB is a community commercial bank which had, before recording of goodwill, approximately $99 million in total assets, $85 million in deposits, $79 million in loans, and $5.4 million in shareholders' equity at December 31, 1998. WSB operates five full service branches in the Bellingham, Washington, area--Bellingham, Ferndale, Lynden, Blaine and Point Roberts.

SEAPORT CITIZENS BANK

Subsequent to year end, on April 1, 1999 FWWB and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which is headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition will be accounted for as a purchase and result in the recording of approximately $6.2 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets will be amortized over a 14-year period and will result in a current charge to earnings of approximately $107,200 per quarter, beginning in the first quarter of fiscal 2000, or $429,000 per year. Founded in 1979, SCB is a commercial bank which had, before recording of goodwill, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operates two full service branches in the Lewiston, Idaho, area.

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

                            LENDING ACTIVITIES

General: Historically, the Banks have offered a wide range of loan products to meet the demands of their customers. The Banks originate loans for both their own loan portfolios and for sale in the secondary market. Management's strategy has been to maintain a significant percentage of assets in these loan portfolios in loans with more frequent interest rate repricing terms or shorter maturities than traditional long term fixed-rate mortgage loans. As part of this effort, the Banks have developed a variety of floating or adjustable-interest rate products that correlate closer with the Banks cost of funds. In response to customer demand, however, the Banks continue to originate fixed-interest rate loans including fixed-rate mortgage loans with terms up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

FSBW's primary lending focus is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. FSBW also originates, to a lesser degree, consumer, commercial real estate, multi-family real estate and land loans. More recently, FSBW has begun marketing non-mortgage commercial and agribusiness loans to small businesses and farmers. Management expects this type of lending to increase at FSBW. At March 31, 1999, FSBW's net loan portfolio totaled $773.5 million. Over 68% of FSBW's first mortgage loans are secured by properties located in the State of Washington.

The aggregate amount of loans that FSBW is permitted to make under applicable federal regulations to any one borrower, including related entities, is the greater of 20% of unimpaired capital and surplus or $500,000. At March 31, 1999, the maximum amount which FSBW could have lent to any one borrower and the borrower's related entities was $21.6 million. At March 31, 1999, FSBW had no loans to one borrower with an aggregate outstanding balance in excess of this amount. FSBW had 47 borrowers with total loans outstanding in excess of $2.0 million at March 31, 1999. At that date, the largest amount outstanding to any one borrower and the borrower's related entities totaled $12.0 million, which consisted of 39 single family, land development and lot loans in the Tacoma, Bellevue and Tri-Cities, Washington; and Portland, Oregon areas. At March 31, 1999, all except $2.8 million of these loans were performing in accordance with their terms. The $2.8 million is a series of loans on multiple four-plex developments (and one five-plex) in Hermiston, Oregon. The loans have been classified as impaired and loan loss reserves of $551,000 have been allocated to absorb potential losses.

Lending activities at Inland Empire Bank have included origination of consumer, commercial, agribusiness and commercial real estate loans. In particular, IEB has developed significant expertise and market share with respect to small business and agricultural loans within its local markets. In addition, IEB has originated one-to four-family residential real estate loans for sale in the secondary market.

At March 31, 1999, IEB's net loan portfolio totaled $142.2 million. The aggregate amount of loans that IEB is permitted to make under applicable state and federal regulations to any one borrower, including related entities, is 15% of the aggregate paid-up and unimpaired capital and surplus. At March 31, 1999, the maximum amount IEB could have lent to any one borrower and the borrower's related entities was $2.9 million ($4.7 million if secured by real estate). At that date, the largest amount outstanding to any one borrower of IEB totaled $3.3 million and was made to an alfalfa food processor and exporter.

Lending activities at Towne Bank have included origination of consumer, commercial, commercial real estate and construction loans. In particular, TB has developed significant expertise and growing market share with respect to small business loans within its local markets.

At March 31, 1999, TB's net loan portfolio totaled $187.0 million. The aggregate amount of loans TB is permitted to make under applicable state and federal regulations to any one borrower, including related entities, is 20% of the aggregate paid-up and unimpaired capital and surplus. At March 31, 1999, the maximum amount TB could have lend to any one borrower and the borrower's related entities was $3.3 million. At that date, the largest amount outstanding to any one borrower of TB totaled $2.5 million which is a two motel operation in the Seattle area.

One-to Four-Family Residential Real Estate Lending: The Banks originate loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences in the communities where they have established full service branches. In addition, the Banks operate loan production offices in Bellevue, Puyallup, Oak Harbor and Spokane, Washington and LaGrande and Condon, Oregon. FSBW also has a significant relationship with a mortgage loan broker in the greater Portland, Oregon market. At March 31, 1999, $407.7 million, or 34.2% of the Company's loan portfolio, consisted of permanent loans on one-to four-family residences.

Historically, FSBW has originated both fixed-rate loans and adjustable-rate residential loans for its portfolio. Since the early 1980s, FSBW has restructured its loan portfolio to reflect a larger percentage of adjustable-rate loans. Fifteen and 30-year fixed-rate residential loans generally have been sold into the secondary market; however, a portion of the fixed-rate loans originated by FSBW have been retained in the loan portfolio to meet asset/liability management objectives. The number of fixed-rate loans retained by FSBW increased substantially during 1996 and remained high in fiscal years 1997 and 1998 in response to the capital deployment and growth objectives of the Company. For the past year FSBW has been selling a larger portion of its newly originated fixed rate loans as a part of its interest rate risk management strategy. Both before and after their acquisition by the Company, WSB and SCB engaged in residential lending, including secondary market activities, in a fashion very similar to FSBW.

Historically, Inland Empire Bank has sold most of its residential loans into the secondary market and has continued to so do subsequent to its acquisition by the Company. Generally IEB has sold loans on a servicing-released basis such that no revenue is realized by IEB after the sale.

Generally, Towne Bank has not engaged in one-to four-family residential lending.

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

The Banks sell whole loans on either a servicing-retained or servicing-released basis. All loans are sold without recourse. Occasionally, the Banks will sell a participation interest in a loan or pool of loans to an investor. In these instances, the Banks retain a small percentage of the loan(s) and pass through a net yield to the investor on the percentage sold. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Recently, FSBW has sold a significant portion of its conventional fixed-rate mortgage originations and all of its government insured loans into the secondary market. IEB has continued to sell most of its residential loan originations.

The Banks offer adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. The Banks offer several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 1.0% to 2.0% and an overall limitation of 5.0% to 6.0%. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. Generally these ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. ARM loans held in the Banks' portfolios do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years borrower demand for ARM loans has been limited and the Banks have chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates. As a result ARM loans have represented only a very small portion of loans originated during this period.

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

It is the Banks' normal policy to lend up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although ARM loans are normally restricted to not more than 90%. Higher loan-to-value ratios are available on certain government insured programs and on a recently introduced limited program strictly underwritten and insured by United Guaranty Insurance Corporation. The Banks generally require private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

Construction and Land Lending: FSBW and TB invest a significant proportion of their loan portfolio in residential construction loans to professional home builders. This activity has been prompted by favorable economic conditions in the Northwest, lower long-term interest rates and an increased demand for housing units as a result of the migration of people from other parts of the country to the Northwest. To a lesser extent, FSBW and TB also originates land loans. IEB also originates construction and land loans although to a much smaller degree than FSBW and TB. At March 31, 1999, construction and land loans totaled $217.1 million, or 18.2% of total loans of the Company.

Construction loans made by the Banks include both those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. The Banks monitor the number of unsold homes in their construction loan portfolios, and generally maintain the portfolios so that no more than 60-70% of their construction loans are secured by homes for which there is not a sale contract in place.

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

Loans for the construction of one-to four-family residences are generally made for a term of 12 months. The Banks' loan policies include maximum loan-to-value ratios of up to 80% for speculative loans. Each individual speculative loan request is supported by an independent appraisal of the property and the loan file includes a set of plans, a cost breakdown and a completed specifications form. All speculative construction loans must be approved by senior loan officers. At March 31, 1999, the Company's speculative construction portfolio included loans to 221 individual builders in 90 separate communities. At March 31, 1999, the Company had 29 home builders, who individually in the aggregate, had construction loans outstanding with balances exceeding $1.0 million.

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

Multifamily and Commercial Real Estate Lending: The Banks also originate loans secured by multifamily and commercial real estate. At March 31, 1999, the Company's loan portfolio included $57.5 million in multifamily and $267.4 million in commercial real estate loans (including commercial real estate construction lending). Multifamily and commercial real estate lending affords the Banks an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

In all multifamily and commercial real estate lending, the Banks consider the location, marketability and overall attractiveness of the properties. The Banks current underwriting guidelines for commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process the Banks assess the borrowers willingness and ability to repay and the adequacy of the collateral.

Multifamily and commercial real estate loans originated by the Banks are predominately fixed rate loans with intermediate terms of 10 years. More recently originated multifamily and commercial loans are linked to various constant maturity U.S. Treasury indices or certain prime rates. Rates on these ARM loans generally adjust annually after an initial period ranging from one to ten years. Rate adjustments for the more seasoned ARM loans in the portfolio predominantly reflect changes in the Federal Home Loan Bank (FHLB) National Monthly Median Cost of Funds index. The Banks' commercial real estate portfolios consist of loans on a variety of property types including motels, nursing homes, office buildings, and mini-warehouses. Multifamily loans generally are secured by small to medium sized projects.

At March 31, 1999, the Banks' loan portfolio included 136 multifamily loans, the average loan balance of which was $407,000. At March 31, 1999, the Banks had 59 multifamily or commercial real estate loans with balances over $3.3 million, the largest of which was $5.3 million. Most of the properties securing these multifamily and commercial real estate loans are located in the Northwest however the Company has acquired some participation loans on properties located in California.

Agriculture/commercial Lending. Inland Empire Bank has been very active in small business and agricultural lending, Towne Bank has also been very active in commercial lending, however TB generally has not engaged in agricultural lending. IEB and TB's management have devoted a great deal of effort to developing customer relationships and the ability to serve this type of borrower. It is management's belief that many very large banks have in the past neglected small business lending, thus contributing to IEB's and TB's success. IEB and TB will continue to emphasize this segment of lending in their market areas. Management intends to leverage their past success and local decision making ability to continue to expand this market niche.

Historically, Towne Bank has sold most of its small business administration loans into the secondary market, servicing retained, and has continued to so do subsequent to its acquisition by the Company.

First Savings Bank has recently begun making non-mortgage agricultural and commercial loans. FSBW has staffed its Walla Walla, Tri-Cities, Clarkston, Yakima and Wenatchee offices with experienced commercial bankers and anticipates a steady growth in the origination of small business and agricultural loans. It is expected the growth will come primarily from FSBW's existing customer base and referrals from officers and Directors. In addition to providing higher yielding assets, it is anticipated that this type of lending will increase the deposit base of these branches. Expanding non--mortgage agricultural/commercial lending is currently an area of significant effort at FSBW. Similar to IEB and TB, WSB and SCB have been active in commercial lending.

Similar to consumer loans, agricultural and commercial loans may entail greater risk than do residential mortgage loans. Agricultural and commercial loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, crops, live stock, inventory and receivables which may not provide an adequate source of repayment on defaulted loans. In addition, agricultural and commercial loans are dependent on the borrower's continuing financial stability and management ability as well as market conditions for various products, services and commodities. For these reasons, agricultural and commercial loans generally provide higher yields than residential loans but also require more administrative and management attention. Interest rates on agricultural and commercial loans may be either fixed or adjustable. Loan terms including the fixed or adjustable interest rate, the loan maturity and the collateral considerations vary significantly and are negotiated on an individual loan basis. At March 31, 1999, agribusiness/commercial loans totaled $196.7 million, or 16.5% of total loans of the Company.

In all agricultural and commercial lending, the Banks consider the borrowers credit worthiness and ability to repay and the adequacy of the offered collateral. Current underwriting guidelines for agricultural/commercial loans require an economic analysis with regard to annual revenue and expenses, debt service coverage, collateral and fair value to determine the maximum loan amount. Before the Banks make a commercial loan, the borrower must obtain the approval of various levels of Bank personnel, depending on the size and characteristics of the loan.

Consumer and Other Lending: The Banks originate a variety of consumer loans, including secured second mortgage loans, automobile loans, credit card loans and loans secured by deposit accounts. Consumer and other lending has traditionally been a small part of FSBW's and TB's business. However, recent efforts at FSBW have led to a substantial increase in credit card loans to its existing customer base. Inland Empire Bank, on the other hand, has been an active originator of consumer loans. At March 31, 1999, the Company had $44.4 million, or 3.7% of its loans receivable, in outstanding consumer and other loans.

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

Loan Solicitation and Processing: The Banks originate real estate loans by direct solicitation of real estate brokers, builders, depositors, and walk-in customers. Loan applications are taken by the Banks' loan officers and are processed in each branch location. Most underwriting and all audit functions are performed by loan administration personnel at each Bank's main office. Applications for fixed-rate and adjustable-rate mortgages on one-to four-family properties are generally underwritten and closed based on Freddie Mac/Fannie Mae standards, and other loan applications are underwritten and closed based on the Banks' own written guidelines.

Consumer loans are originated through various marketing efforts directed primarily toward existing deposit and loan customers of the Banks. Consumer loan applications may be processed at branch locations or by administrative personnel at the Banks' main offices.

Commercial and agricultural loans are solicited by loan officers of each Bank by means of call programs focused on local businesses and farmers. Credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of each Bank or the Company.

LOAN ORIGINATIONS, SALES AND PURCHASES

While the Banks originate a variety of loans, their ability to originate loans and their ability to originate each type of loan is dependent upon the relative customer demand and competition for loans in each market. For the years ended March 31, 1999, 1998 and 1997, the Banks originated $734.1 million, $513.5 million and $330.3 million of loans, respectively. The Company's net loan portfolio grew $345.8 million or 45.7% in fiscal 1999 ($146.4 million excluding acquisitions) compared to $111.0 million of growth in fiscal 1998 and $230.6 million of growth in fiscal 1997 ($90.5 million excluding acquisitions).

In recent years prior to 1996 the Company generally sold most of its 30-year fixed-rate one- to four-family residential mortgage loans to secondary market purchasers. For the years ended March 31, 1996 and 1997 the Company sold a smaller portion of its fixed-rate loan originations choosing to retain loans in response to its capital deployment and growth objectives. In the second half of fiscal year 1999 the Company increased the amount of new fixed-rate residential loan sold as part of its interest rate risk management strategy. Sales of loans by the Company for the years ended March 31, 1999, 1998 and 1997 totaled $125.7 million, $80.6 million and $36.6 million, respectively. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing-Loan Servicing Portfolio." At March 31, 1999, the Company had $12.4 million in loans held for sale.

The Banks, especially FSBW, purchase whole loans and loan participation interests primarily during periods of reduced loan demand in their primary market. Any such purchases are made consistent with the Banks' underwriting standards; however, the loans may be located outside of the Banks' normal lending area. During the years ended March 31, 1999, 1998 and 1997, the Company purchased $86.2 million, $51.1 million and $74.1 million, respectively, of loans and loan participation interests.


LOAN PORTFOLIO ANALYSIS.. The following table sets forth the composition of the Company's loan portfolio
(including loans held for sale) by type of loan as of the dates indicated.

                                                            MARCH 31
                     --------------------------------------------------------------------------------------
                           1999               1998            1997              1996             1995
                     -----------------  ---------------- ---------------   ---------------  ---------------
                     Amount    Percent  Amount   Percent Amount   Percent  Amount  Percent  Amount  Percent
                     ------    -------  ------   ------- ------   -------  ------  -------  ------  -------
                                                      (Dollars in thousands)
 TYPE OF LOAN:
 -------------
 One-to four-family
 real estate        $  407,673  34.24% $423,850   51.53% $395,418  55.86% $311,472  68.24% $199,585   59.81%
 Commercial and
   multifamily
   properties          324,858  27.28   167,859   20.41   129,198  18.25    77,613  16.99    73,443   22.01
 Construction and
  land                 217,094  18.23   132,409   16.10   110,262  15.58    62,177  13.62    57,913   17.36
 Agriculture/
  commercial           196,743  16.52    67,611    8.22    47,846   6.76       871    .19       902     .27
 Consumer and other     44,346   3.73    30,842    3.74    25,092   3.55     4,333    .96     1,842     .55
                     --------- ------   -------  ------  --------  ------  ------- ------  --------  ------
  Total loans        1,190,714 100.00%  822,571  100.00%  707,816  100.00% 456,466 100.00%  333,685  100.00%
                     --------- ======   -------  ======  --------  ======  ------- ======   -------  ======

 Undisbursed
  funds for loans
  in progress           71,638           54,500            52,412           35,244           28,507
 Deferred loan
 fees and discounts      4,146            3,297             2,775            1,876            2,226
 Allowance for loan
 losses                 12,261            7,857             6,748            4,051            3,549
                    ----------         --------          --------         --------         --------
  Total loans
  receivable, net   $1,102,669         $756,917          $645,881         $415,295         $299,403
                    ==========         ========          ========         ========         ========

                                                           11

LOAN MATURITY AND REPRICING

The following table sets forth certain information at March 31, 1999 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unamortized premiums and discounts, and exclude the allowance for loan losses (in thousands):

                         Maturing  Maturing   Maturing
               Maturing  within    within     within     Maturing
               Within    1 to      3 to       5 to       Beyond
               One Year  3 Years   5 Years    10 Years   10 Years     Total
               --------  --------  ---------  ---------  --------  ----------
One-to four-
 family real
 estate        $  3,549  $  3,645  $   6,098  $  15,774  $360,418  $  389,484
Commercial and
  multifamily
  properties     24,235    50,053     60,833    116,501    67,823     319,445
Construction
 and land       141,881    13,313      1,955      3,968     4,138     165,255
Agriculture/
 commercial      96,955    20,000     36,009     35,213     8,189     196,366
Consumer and
 other           16,555     9,239     11,421      2,549     4,616      44,380
               --------  --------  ---------  ---------  --------  ----------
 Total loans   $283,175  $ 96,250  $ 116,316  $ 174,005  $445,184  $1,114,930
               ========  ========  =========  =========  ========  ==========

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

The following table sets forth the dollar amount of all loans due after March 31, 2000, which have fixed interest rates and floating or adjustable interest rates (in thousands).

                                     Fixed      Floating or
                                     Rates    Adjustable Rates   Total
                                     -----    ----------------   -----

One-to four-family real estate       $315,081     $ 70,854      $385,935
Commercial and
  multifamily properties              190,606      104,604       295,210
Construction and land                   7,965       15,409        23,374
Agriculture/commercial                 42,759       56,652        99,411
Consumer and other                     21,238        6,587        27,825
                                     --------     --------      --------
   Total                             $577,649     $254,106      $831,755
                                     ========     ========      ========

LOAN SERVICING

General: The Banks receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At March 31, 1999, the Banks were servicing $268.8 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Banks receive the gross loan payment from individual borrowers, they remit to the investor a predetermined net amount based on the yield on that loan. The difference between the coupon on the underlying loan and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Banks retain certain amounts in escrow for the benefit of the lender for which the Banks incur no interest expense but are able to invest the funds into earning assets. At March 31, 1999, the Banks held $4.1 million in escrow for their portfolios of loans serviced for others.

Loan Servicing Portfolio: The loan servicing portfolio at March 31, 1999 was composed primarily of $32.8 million of Fannie Mae mortgage loans and $198.0 million of Freddie Mac mortgage loans. The balance of the loan servicing portfolio at March 31, 1999, consisted of loans serviced for a variety of private investors. At March 31, 1999, the portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended March 31, 1999, $798,000 of loan servicing fees, net of $278,000 of servicing rights amortization, were recognized in operations.

Mortgage Servicing Rights: In addition to the origination of mortgage servicing rights (MSRs) on the loans that FSBW originates and sells in the secondary market on a servicing retained basis, FSBW has also purchased mortgage servicing rights. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ending March 31, 1999 and 1998 FSBW capitalized $981,000 and $442,000, respectively, of mortgage servicing rights relating to loans sold with servicing retained, in addition, $270,000 of MSR's were obtained in the acquisition of WSB. No MSRs were purchased in fiscal years 1999, 1998 and 1997. Amortization of MSR's for the year ended March 31, 1999 was $278,000 compared to $100,000 for the year ended March 31, 1998. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. At March 31, 1999, MSRs were carried by FSBW at a value, net of amortization, of $1,671,000, and no valuation allowance for impairment was considered necessary. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.

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

State and federal regulations require that the Banks review and classify their problem assets on a regular basis. In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a significant possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

At March 31, 1999, 1998 and 1997, the aggregate amounts of the Banks' classified assets (as determined by the Banks) were as follows (in thousands):

                                                 At March 31
                                   ---------------------------------------
                                     1999             1998            1997
                                     ----             ----            ----

Loss                                $  60          $   - -         $   - -
Doubtful                               58              - -             - -
Substandard assets                  8,302            2,776           4,175
Special mention                     3,008              - -             - -

NON-PERFORMING ASSETS AND DELINQUENCIES.

Real Estate Loans: When a borrower fails to make a required payment when due, the Banks follow established collection procedures. The first notice is mailed to the borrower within 10 to 17 days after the payment due date and attempts to contact the borrower by telephone begin within five to ten days after the late notice is mailed to the borrower. If the loan is not brought current by 30 days after the payment due date, the Banks will mail a second written notice to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Generally, for residential loans within 30 to 45 days into the delinquency procedure, the Banks notify the borrower that home ownership counseling is available. In most cases, delinquencies are cured promptly; however, if after 90 days of delinquency no response has been received nor an approved reinstatement plan established, foreclosure according to the terms of the security instrument and applicable law is initiated. Interest income on loans after 90 days of delinquency is no longer accrued and the full amount of accrued and uncollected interest is reversed.

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

                                                       At March 31
                                            ---------------------------------
                                            1999    1998    1997   1996  1995
                                            ----    ----    ----   ----   ----
Loans accounted for on a nonaccrual basis:
  Real estate
    One- to four-family                   $3,564  $  448  $1,644 $  526  $336
    Commercial and multifamily               351      --     187     --    --
    Construction and land                    767     367      --     --    --
  Agriculture/commercial                   1,439     414     206     --    --
  Consumer and other                          17      41      45     --     5
                                          ------  ------  ------ ------  ----
   Total                                   6,138   1,270   2,082    526   341
                                          ------  ------  ------ ------  ----
Accruing loans which are contractually
 past due 90 days or more:
 Real estate
   One-to four family                         20      52      --     --    --
   Commercial and multifamily                384      33      --     --
   Construction and land                      --      32      --     --    --
 Agriculture/commercial                    1,052      --      --     --    --
  Consumer and other                          82      33      30     12    --
                                          ------  ------  ------ ------  ----
    Total                                  1,538     150      30     12    --
                                          ------  ------  ------ ------  ----
 Total non-performing loans                7,676   1,420   2,112    538   341

Real estate/repossessed assets held
 for sale                                  1,644     882   1,057    712   588
                                          ------  ------  ------ ------  ----
  Total non-performing assets             $9,320  $2,302  $3,169 $1,250  $929
                                          ======  ======  ====== ======  ====

Restructured loans (1)                    $  380  $  305  $  238 $  156 $ 165
Total non-performing loans to net loans     0.69%   0.19%   0.33%  0.13% 0.11%
Total non-performing loans to total assets  0.47%   0.20%   0.21%  0.07% 0.07%
Total non-performing assets to total assets 0.57%   0.20%   0.31%  0.17% 0.19%

(1) These loans are performing under their restructured terms but are classified substandard.

For the year ended March 31, 1999, $269,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on such loans was included in net income for such period.

                        ALLOWANCE FOR LOAN LOSSES

General: In originating loans, the Banks recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Banks maintain an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Banks have established systematic methodologies for the determination of the adequacy of their allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Banks increase their allowance for loan losses by charging provisions for possible loan losses against the Bank's income.

On April 1, 1995, the Company and its subsidiary Banks adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on the Company's or Banks' financial condition or results of operations. Prior to the adoption of these statements a reserve for specific losses was provided for loans when any significant, permanent decline in value was deemed to have occurred. As of March 31, 1999, the Company and its subsidiary Banks had identified $3.7 million of impaired loans as defined by the statement and had established $739,000 of allocated reserves for these loans. The statements also apply to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At March 31, 1999, the Company had $380,000 of restructured loans that, though performing, were classified substandard.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Realized losses and charge-offs that are related to specific loans are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for losses. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance, and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company's historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Bank's control.

At March 31, 1999, the Company had an allowance for loan losses of $12.3 million which represented 1.10% of net loans and 160% of non-performing loans compared to 1.03% and 533%, respectively, at March 31, 1998. The provision for loan losses for the year ended March 31, 1999, increased by $1.2 million to $2.8 million compared to $1.6 million for fiscal 1998. This increase is reflective of the growth in loans receivable which, excluding loans acquired through business combination, increased by $165.7 million for the 1999 fiscal year compared to an increase of $111.0 million in the 1998 period. The increase also is reflective of changes in the portfolio mix which resulted in the need for a higher level of loss allowance as well as the impact of a greater amount of non-performing loans and net charge-offs for the year. Specifically, excluding loans acquired through acquisitions, changes in the loan mix included increases of $119.8 million in commercial and multifamily real estate loans, $59.3 million in construction and land loans, and $27.9 million in commercial and agricultural loans, while one- to four-family loans declined by $40.3 million and consumer loans declined by $1 million. Income producing real estate loans, construction and land loans, commercial and agricultural loans are generally riskier than one- to four-family residential loans resulting in a higher provision for losses. Adding to the need for the increased provision for loan losses for the year ended March 31, 1999 was an increase in the amount of non-performing loans which grew to $7.7 million compared to $1.4 million a year earlier. Further adding to the increase in the provision for loan losses was an increase in the level of net charge-offs which increased from $519,000 for the year ended March 31, 1998, to $1.1 million for the year ended March 31, 1999 (see Notes 7 and 8 to the Consolidated Financial Statements for further analysis of the loan portfolio mix and allowance for loan losses).

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

Real Estate Held for Sale, Repossessed Assets: Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs), or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price less selling and holding costs. At March 31, 1999, the Company had $1.4 million of real estate owned and $205,000 of other repossessed assets.

The following table sets forth an analysis of the Company's gross allowance for possible loan losses for the periods indicated.

                                               Years Ended March 31
                                  -------------------------------------------
                                    1999      1998     1997     1996    1995
                                    ----      ----     ----     ----    ----
                                              (Dollars in thousands)


Allowance at beginning of period $ 7,857    $6,748   $4,051   $3,549  $3,429
                                 -------    ------   ------   ------  ------
Acquisitions                       2,693        --    1,416       --      --
                                 -------    ------   ------   ------  ------

Provision for loan losses          2,841     1,628    1,423      524     391
                                 -------    ------   ------   ------  ------
Recoveries:
  Secured by real estate
    One - to four-family              --         6       38       --      --
    Commercial and multifamily        60        --       --       --      --
    Construction and land             --        --       --       --      --
  Agriculture/commercial             144        29       --       --      --
  Consumer and other                  21        16       16       --      --
                                 -------    ------   ------   ------  ------
   Total recoveries                  225        51       54       --      --
                                 -------    ------   ------   ------  ------

Charge-offs:
  Secured by real estate
    One - to four-family              25       359      127       --      --
    Commercial and multifamily        35        --       --       --     271
    Construction and land             69        11       --       --      --
  Agriculture/commercial             916        19        3       --      --
  Consumer and other                 310       181       66       22      --
                                 -------    ------   ------   ------  ------
   Total charge-offs               1,355       570      196       22     271
                                 -------    ------   ------   ------  ------
   Net charge-offs                 1,130       519      142       22     271
                                 -------    ------   ------   ------  ------
    Balance at end of period     $12,261    $7,857   $6,748   $4,051  $3,549
                                 =======    ======   ======   ======  ======

Ratio of allowance to net loans
outstanding at the end of the
period                              1.10%     1.03%    0.94%    0.97%   1.17%

Ratio of net loan charge-offs to
the average net book value of loans
outstanding during the period       0.14%     0.08%    0.04%    0.01%   0.10%


The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                           At March 31
                    ---------------------------------------------------------------------------------------
                          1999             1998 (2)          1997             1996              1995
                    ---------------  -----------------  ---------------  --------------   -----------------
                              Percent           Percent          Percent          Percent           Percent
                              of Loans          of Loans         of Loans         of Loans          of Loans
                              in Each           in Each          in Each          in Each           in Each
                              Category          Category         Category         Category          Category
                              to                to               to               to                to
                              Total             Total            Total            Total             Total
                    Amount    Loans  Amount     Loans   Amount   Loans   Amount   Loans    Amount   Loans
                    ------    -----  ------     -----   ------   -----   ------   -----    ------   -----
                                                 (Dollars in thousands)

Specific or allocated
loss allowances:
  Secured by real
   estate
   One-to four-
    family          $ 2,757   34.24%  $ 1,059   51.53%  $ 1,098   55.86%  $    --   68.24%$      11   59.81%
   Commercial and
    multifamily       3,567   27.28       849   20.41       547   18.25        --   16.99        46   22.01
   Construction and
    land              1,597   18.23       856   16.10       844   15.58        --   13.62        --   17.36
 Agriculture/
  commercial          2,522   16.52       835    8.22       422    6.76        --     .19        --     .27
 Consumer and other     841    3.73       307    3.74       237    3.55        --     .96        --     .55
Unallocated general
 loss allowance
 (1) (2)                977     N/A     3,951     N/A     3,600     N/A     4,051     N/A     3,492     N/A
  Total allowance  --------  ------   -------  ------   -------  ------   -------  ------   -------  ------
   for loan losses $ 12,261  100.00%  $ 7,857  100.00%  $ 6,748  100.00%  $ 4,051  100.00%  $ 3,549  100.00%
                   ========  ======   =======  ======   =======  ======   =======  ======   =======  ======

-------------------
(1) The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured). The remainder of the allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

(2) For 1997 the Company has not changed how it determines the adequacy of its allowance for loan losses other than to allocate the non-specific loan loss reserves to loan categories that were the basis for its accrual. In the periods prior to 1997, it was not the Company's practice to allocate general loan loss allowances to specific loan categories.

                                                         19

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

At March 31, 1999, the Company's consolidated investment portfolio totaled $364.2 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Banks' loan originations, deposits and other activities. During fiscal 1999 investments and securities increased by $61.6 million (including $45.7 million obtained in the acquisitions of TB and WSB). Holdings of mortgage-backed securities increased $45.7 million and U.S. Treasury and agency obligations decreased $9.1 million. Ownership of corporate and other securities increased $20.0 million. Municipal bonds increased $5.0 million primarily from acquisitions.

Mortgage-Backed and Mortgage-Related Securities: The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Company as a result of the guarantees provided by FHLMC, FMNA, and GNMA; (iii) enable the Company to use mortgage-backed securities as collateral for financing; and (iv) increase liquidity. The Company invests primarily in federal agency mortgage-backed securities, principally FNMA, FHLMC and GNMA. The Company also invests in agency sponsored and corporate collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs). At March 31, 1999, net mortgage-backed securities totaled $242.8 million, or 14.9% of total assets. At March 31, 1999, 47.6% of the mortgage-backed securities were adjustable-rate and 52.5% were fixed-rate. The estimated fair value of the Company's mortgage-backed securities at March 31, 1999, was $242.8 million, which is $607,000 less than the amortized cost of $243.4 million. At March 31, 1999, the Company's portfolio of mortgage-backed securities had a weighted average coupon rate of 6.53%. The estimated weighted average remaining life of the portfolio was 3.2 years based on the last 3 months"constant prepayment rate" (CPR) or the most recent CPR if less than 3 months history is available.

Mortgage-backed securities known as PC's or mortgage pass-through certificates generally represent a participation interest in a pool of single-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Mortgage participation certificates generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, PC's are usually more liquid than individual mortgage loans and may be used to collateralized certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because of their low risk weighting.

CMOs and REMICs are mortgage-related obligations and may be considered as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities into two or more classes (or tranches) with different maturity or risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At March 31, 1999 the Company held CMOs and REMICs with a net carrying value of $209.9 million.

Of the Company's $242.8 million mortgage-backed securities portfolio at March 31, 1999, $120.0 million with a weighted average yield of 5.52% had contractual maturities or period to repricing within ten years and $122.8 million with a weighted average yield of 6.85% had contractual maturities or period to repricing over ten years. However, the actual maturity of a mortgage-backed security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-backed securities underlying REMICs or CMOs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs and CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

Municipal Bonds: The Company's tax exempt municipal bond portfolio, which at March 31, 1999, totaled $32.3 million at estimated fair value ($33.0 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various authorities, hospitals, water and sanitation districts located in the states of Washington, Oregon and Idaho. At March 31, 1999, general obligation bonds and revenue bonds had total estimated fair values of $19.9 million and $14.4 million, respectively. The company also acquired taxable revenue bonds in fiscal year 1999 totaling $2.8 million at estimated fair value ($2.7 million at amortized cost). Many bank qualifying municipal bonds are not rated by a nationally recognized credit rating agency (e.g., Moody's or Standard and Poor's) due to their smaller size. At March 31, 1999, the Company's municipal bond portfolio had a weighted average maturity of approximately 10.2 years and an average coupon rate of 6.38%. The largest security in the portfolio was an industrial revenue bond issued by the City of Kent, Washington, with an amortized cost of $3.6 million and a fair value of $3.6 million.

Corporate Bonds: The Company's corporate bond portfolio, which totaled $24.3 million at fair value ($24.7 million at amortized cost) at March 31, 1999, was composed of short and long-term fixed-rate and adjustable-rate securities. At March 31, 1999, the portfolio had a weighted average maturity of 18.8 years and a weighted average coupon rate of 6.58%. The longest term security, has an amortized cost of $3.2 million and a term to maturity of 28.0 years.

U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $56.5 million ($56.5 million at amortized cost) at March 31, 1999. The Company's subsidiary, FSBW, has invested a small portion of its securities portfolio in structured notes. The structured notes in which FSBW has invested provide for periodic adjustments in coupon rates or prepayments based on various indices and formulae. At March 31, 1999, structured notes, which totaled $4.0 million at fair value ($4.0 million at amortized cost), consisted of a U.S. Government agency obligation which mature in 2004 and 2005. In addition, most of the U.S. Government agency obligations owned by the Company include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Off Balance Sheet Derivatives: Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in "off balance sheet" derivative instruments, although investment policies authorize such investments. On March 31, 1999 the Company had no off balance sheet derivatives and no outstanding commitments to purchase or sell securities.

The following tables sets forth certain information regarding carrying values and percentage of total carrying values, which is estimated market value, of the Company's consolidated portfolio of securities classified as available for sale and held to maturity (in thousands).

                                             At March 31
                       -------------------------------------------------------
Available for Sale:            1999             1998               1997
-------------------    ------------------ ------------------ -----------------
                                  Percent            Percent           Percent
                       Carrying   of      Carrying   of      Carrying  of
                       Value      Total   Value      Total   Value     Total
                       --------   -----   --------  ------   --------  ------
 U.S. Government
  Treasury and
  agency obligations   $ 56,518   15.61%  $ 65,594   21.69%  $ 67,417   24.45%
 Municipal bonds
 (tax exempt)            32,259    8.91     32,093   10.61     33,969   11.81
 Municipal bonds
 (taxable)                2,833    0.78         --     .--         --     .--
 Corporate bonds         24,335    6.72      4,304    1.42      7,997    2.78
 Other                    3,441    0.95      3,298    1.09      3,758    1.31

 Mortgage-backed or
  related securities
   Mortgage-backed
    securities:
   GNMA                  22,508    6.22     16,862    5.58     20,273    7.05
   FHLMC                  3,502    0.97      3,361    1.11      3,868    1.35
   FNMA                   6,841    1.89      6,048    2.00      7,281    2.53
                        -------   -----   --------  ------   --------  ------
  Total mortgage-
   backed securities     32,851    9.08     26,271    8.69     31,422   10.93

  Mortgage-related
   securities
   CMOs-agency backed   145,299   40.14    146,300   48.38    117,212   40.77
   CMOs-Non-agency       64,485   17.81     24,559    8.12     25,741    8.95
                        -------   -----   --------  ------   --------  ------
  Total mortgage-
   related securities   209,784   57.95    170,859   56.50    142,953   49.72
                        -------   -----   --------  ------   --------  ------
             Total      242,635   67.03    197,130   65.19    174,375   60.65
                        -------   -----   --------  ------   --------  ------
Total securities
 available for sale    $362,021  100.00%  $302,419  100.00%  $287,516  100.00%
                       ========  ======   ========  ======   ========  ======

HELD TO MATURITY:
 Municipal bonds
  (tax exempt)         $  1,991   92.39%  $     --      --%        --      --%
 CMOs - agency backed       164    7.61         --      --         --      --
 Certificates of
  deposit                    --      --        194  100.00%       987  100.00
                       --------   -----   --------  ------   --------  ------
    Total              $  2,155  100.00%  $    194  100.00%  $    987  100.00%
                       ========  ======   ========  ======   ========  ======
   Estimated market
    value              $  2,235           $    194           $    987
                       ========           ========           ========


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities (dollars in thousands):

                                                     At March 31 1999
          -------------------------------------------------------------------------------------------------
                             Over One to    Over Five to     Over Ten to        Over
          One Year or Less    Five Years      Ten Years     Twenty Years     Twenty Years         Total
          ---------------- --------------- --------------- --------------- ---------------- ----------------
                   Weight-         Weight-         Weight-         Weight-          Weight-          Weight-
          Carry-     ed    Carry-    ed    Carry-    ed    Carry-    ed    Carry-     ed    Carry-     ed
          ing      Average ing     Average ing     Average ing     Average ing      Average ing      Average
          Value     Yield  Value   Yield   Value   Yield   Value   Yield   Value     Yield  Value     Yield
          -----     -----  -----   -----   -----   -----   -----   -----   -----     -----  -----     -----
Available
 for sale
 --------
U. S.
 Government
 Treasury
 and agency
 obligations
  Fixed-
  rate    $  5,519  5.59%  $43,836  5.86%  $ 2,999  6.14%  $    --    --%  $     --    -- % $ 52,354  5.93%
  Adjustable-
   rate      4,164  5.69        --    --        --    --        --    --         --    --      4,164  5.69
          --------  ----   -------  ----   -------  ----   -------  ----   --------  ----   --------  ----
             9,683  5.63    43,836  5.86     2,999  6.14        --    --         --    --     56,518  5.91

Municipal
 bonds-
 taxable        --    --        --    --     1,029  6.68     1,555  8.08        249  5.05      2,833  7.29
Municipal
 bonds-
 exempt      1,878  5.29     4,875  5.59    12,854  6.32     9,230  6.94      3,422  5.52     32,259  6.23
          --------  ----   -------  ----   -------  ----   -------  ----   --------  ----   --------  ----
             1,878  5.29     4,875  5.59    13,883  6.35    10,785  7.10      3,671  5.49     35,092  6.32
Corporate bonds
  Fixed-rate 11,380 5.90     4,021  5.81     3,005  6.49        --    --      5,929  7.26     24,335  5.51

Mortgage-backed
obligations:
  Fixed-rate    --    --       406  6.12       371  9.04     1,466 10.12     23,841  6.70     26,084  6.92
  Adjustable-
   rate      6,135  6.71       632  6.54        --    --        --    --         --    --      6,767  6.70
          --------  ----   -------  ----   -------  ----   ------- -----   --------  ----   --------  ----
             6,135  6.71     1,038  6.38       371  9.04     1,466 10.12     23,841  6.70     32,851  6.87
Mortgage-related
obligations:
  Fixed-rate   422 10.55        --    --     3,535  6.89     5,525  6.09     91,800  6.89    101,282  6.86
  Adjustable-
   rate    108,502  5.37        --    --        --    --        --    --         --    --    108,502  5.37
          --------  ----   -------  ----   -------  ----   -------  ----   --------  ----   --------  ----
           108,924  5.39        --    --     3,535  6.89     5,525  6.09     91,800  6.89    209,784  6.09
          --------  ----   -------  ----   -------  ----   -------  ----   --------  ----   --------  ----

 Total
 mortgage-
 backed
 or
 related
 obliga-
 tions     115,059  5.46     1,038  6.38     3,906  7.09     6,991  6.94    115,641  6.85    242,635  6.20

Other--
stock           37  6.25     3,404  8.80        --    --        --    --         --    --      3,441  8.77
          --------  ----   -------  ----   -------  ----   -------  ----   --------  ----   --------  ----
Total
securities
available
for
sale--
carrying
value     $138,037  5.54%  $57,174  6.02%  $23,793  6.17%  $17,776  6.33%  $125,241  6.82%  $362,021  6.08%
          ========         =======         =======         =======         ========         ========
Total
securities
available
for sale--
amortized
cost      $194,654        $ 35,833         $24,888         $18,472         $ 24,499         $298,346
          ========         =======         =======         =======         ========         ========

                                                         24


Held to
Maturity
--------
Mortgage-
related
obligation
fixed rate      --    --        --    --        --              --    --        164  5.73        164   5.73
Municipal
bonds-
exempt         285  6.54     1,172  7.45       434  7.80       100 10.00         --    --      1,991   7.52
Fixed-
rate      $    285  6.54%  $ 1,172  7.45%  $   434  7.80%  $   100 10.00%  $    164  5.73%  $  2,155  7.39%
          ========         =======         =======         =======         ========         ========

                                                       25

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

The Banks, especially FSBW, have been most successful in attracting a broad range of retail time deposits and, at March 31, 1999, the Banks had a total of $580.0 million in retail time deposits, of which $276.7 million had original maturities of one year or longer.

As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have other transaction accounts. However, as reflected in the balances and percentages for March 31, 1999, 1998 and 1997, the acquisition of IEB, TB and WSB has added significantly to demand, NOW and Money Market accounts for the Company.


The following table sets forth the balances of deposits in the various types of accounts offered by the
Banks at the dates indicated (in thousands).

                                                          AT MARCH 31
                           ------------------------------------------------------------------------------
                                       1999                          1998                     1997
                           ----------------------------- ----------------------------- ------------------
                                      % OF    INCREASE             % OF    INCREASE               % OF
                            AMOUNT    TOTAL  (DECREASE)    AMOUNT   TOTAL  (DECREASE)  AMOUNT   TOTAL
                          --------  ------    --------   --------  ------  ---------   -------  ------
Demand and NOW checking   $179,609   18.89%     67,420   $112,189   18.62%  $7,820    $104,369   18.78%
Regular savings accounts    59,133    6.22      17,049     42,084    6.99   (2,047)     44,131    7.94
Money market accounts      132,077   13.89      55,435     76,642   12.72     (227)     76,869   13.83
Certificates which mature:
  Within 1 year            405,306   42.63     165,232    240,074   39.84   27,221     212,853   38.31
  After 1 year, but within
   2 years                  93,343    9.82      18,824     74,519   12.37   20,966      53,553    9.64
  After 2 years, but within
   5 years                  71,832    7.55      28,327     43,505    7.32    2,542      40,963    7.37
  Certificates maturing
   thereafter                9,548    1.00      (3,961)    13,509    2.24   (9,459)     22,968    4.13
                          --------  ------     -------   --------  ------  -------    --------  ------
     Total                $950,848  100.00%    348,326   $602,522  100.00% $46,816    $555,706  100.00%
                          ========  =======    -======   ========  ======  =======    ========  ======


The following table sets forth the deposit activities of the Banks for the periods indicated (in thousands).

                                           YEAR ENDED MARCH 31,
                                      ----------------------------
                                         1999      1998      1997
                                        ------    ------    ------
Beginning balance                     $602,522  $555,706  $383,070

Acquisitions                           218,368        -    134,610
Net increase (decrease)
 before interest credited               95,939    21,527    16,290
Interest credited                       34,019    25,289    21,736
                                      --------  --------  --------
Net increase in savings deposits       348,326    46,816   172,636
                                      --------  --------  --------
Ending balance                        $950,848  $602,522  $555,706
                                      ========  ========  ========


The following table indicates the amount of the Banks' jumbo certificates of deposit by time remaining until maturity as of March 31, 1999. Jumbo certificates of deposit require a minimum deposit of $100,000 and rates paid on such accounts are negotiable (in thousands).

                                        Jumbo
MATURITY PERIOD                      Certificates
                                     of Deposits
                                     -----------
Six months or less                   $  90,248
Six through twelve months               51,946
Over twelve months                      43,895
                                     ---------
   Total                             $ 186,089
                                     =========

Borrowings: Deposits are the primary source of funds for the Banks' lending and investment activities and for their general business purposes. FSBW also uses borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to more effectively leverage its capital position. The FHLB-Seattle serves as FSBW's primary borrowing source. Advances from the FHLB-Seattle are typically secured by FSBW's first mortgage loans. At March 31, 1999, FSBW had $408.3 million of borrowings from the FHLB-Seattle at a weighted average rate of 5.74%. FSBW has been authorized by the FHLB-Seattle to borrow up to 45% of it's total assets under a blanket floating lien security agreement, permitting a borrowing capacity of $537.1 million at March 31, 1999. Additional funds may be obtained through commercial banking credit lines.

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

FSBW also uses retail repurchase agreements due generally within 90 days as a source of funds. At March 31, 1999, retail repurchase agreements totaling $5.8 million with interest rates from 4.90% to 7.18% were secured by a pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a market value of $9.8 million.

FSBW also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds FSBW's securities while FSBW continues to receive the principal and interest payments from the security. FSBW's outstanding borrowings at March 31, 1999, under wholesale repurchase agreements, totaled $72.7 million and were collateralized by mortgage-backed securities with a fair value of $75.2 million.

(See "Management's Discussion and Analysis of Financial Position and Results of Operations -- Liquidity and Capital Resources," and Notes 11 and 12 of the consolidated Financial Statements)

                                   PERSONNEL

As of March 31, 1999, the Company had 429 full-time and 72 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

In August 1996, provisions repealing the current thrift bad debt rules were enacted by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). FSBW has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, because FSBW is a "large" bank (i.e., assets in excess of $500 million), FSBW's bad debt deduction will be determined on the basis of net charge-offs during the taxable year. The new rules also require FSBW to recapture its $1.5 million post-1987 additions to tax basis bad debt reserves ratably over a six taxable year period beginning with fiscal year March 1999. The recapture of the post-1987 additions to tax basis bad debt reserves will require FSBW to pay approximately $85,000 a year in federal income taxes (based upon current federal income tax rates). This will not result in a charge to earnings as these amounts are included in the deferred tax liability at March 31, 1999. The unrecaptured base year reserves will not be subject to recapture as long as the institution qualifies as a bank as defined by the statute. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal o the amount of the distribution. Thus, approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. FSBW does not intend to pay dividends that would result in a recapture of any portion of their tax bad debt reserve.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which the corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of
 .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Banks, whether or not an Alternative Minimum Tax ("AMT")is paid. Under President Clinton's 1999 budget proposal, the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008.

Dividends-Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Banks as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Banks will not file a consolidated tax return, except that if the Company or the Banks own more than 20% of the stock of a corporation distributing a dividend, then 80%of any dividends received may be deducted.

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

State Regulation and Supervision: As a state-chartered savings bank, FSBW is subject to applicable provisions of Washington law and regulations. As a state chartered commercial bank TB is subject to applicable provisions of Washington law and regulation. As a state-chartered commercial bank, IEB is subject to applicable provisions of Oregon law and regulations. State law and regulations govern the Banks' ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Banks are subject to periodic examination and reporting requirements by and of their state banking regulators.

Deposit Insurance: The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Banks' deposits, the FDIC has examination, supervisory and enforcement authority over the Banks.

FSBW's accounts are insured by the SAIF and IEB's and TB's accounts are insured by the BIF to the maximum extent permitted by law. The Banks pay deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital-- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications.

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

At March 31, 1999, the Banks were categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

Federal Reserve System: In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.8 million of transaction accounts, of which the first $4.4 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of March 31, 1999, the Banks met their reserve requirements.

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

Interstate Banking and Branching.. The Federal Reserve must approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of March 31, 1999 the Company's total risk based capital was 15.15% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 13.99% of risk-weighted assets.

                               MANAGEMENT PERSONNEL

EXECUTIVE OFFICERS

The following table sets forth information with respect to the executive officers of the Company.

NAME               AGE (1)  POSITION WITH COMPANY     POSITION WITH BANKS
----               -------  ---------------------     -------------------
Gary Sirmon         55      Chief Executive Officer,  FSBW-Chief Executive
                            President and Director    Officer, President and
                                                     Director, IEB,
TB-Director

D. Allan Roth       62      Secretary/Treasurer       FSBW - Executive Vice
                            Executive Vice President  President and Chief
                                                      Financial Officer

Michael K. Larsen   56      Executive Vice President  FSBW - Executive Vice
                                                      President and Chief
                                                      Lending Officer

Jesse G. Foster     60      Director                  IEB-Chief Executive
                                                      Officer,
                                                      President and Director

Lloyd Baker         50      Senior Vice President     FSBW-Senior Vice
                                                      President

S. Rick Meikle      51      Director                  TB-Chief Executive
                                                      Officer,
                                                      President and Director
----------------
(1)  As of March 31, 1999.

BIOGRAPHICAL INFORMATION

Set forth is certain information regarding the executive officers of the Company, directors or executive officers. There are no family relationships among or between the directors or executive officers.

Gary Sirmon is Chief Executive Officer, President and a Director of the Company and FSBW; and a Director of IEB and TB. He joined FSBW in 1980 as an Executive Vice President and assumed his current position in 1982.

D. Allan Roth is Executive Vice President and Chief Financial Officer of FSBW and is Secretary/Treasurer and an Executive Vice President of the Company. He joined FSBW in 1965.

Michael K. Larsen is Executive Vice President and Chief Lending Officer of FSBW and is an Executive Vice President of the Company. He joined FSBW in 1981.

Jesse G. Foster is the Chief Executive Officer, President and a Director of IEB and a Director of the Company. He joined IEB in 1962.

Lloyd Baker is a Senior Vice President with FSBW and is an Senior Vice President of the Company. He joined FSBW in 1995 as a Vice President.

S. Rick Meikle is Chief Executive Officer, President and a Director of TB and a Director of the Company. He helped form TB in 1991.

ITEM 2 - Properties

The Company's home office, which is owned by the Company, is located in Walla Walla, Washington. First Savings has, in total, 21 branch offices, including five WSB offices, all of which are located in the State of Washington. These offices are located in the cities of Walla Walla (4), Kennewick (2), Richland, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee, Dayton, Bellingham, Ferndale, Lynden, Blaine and Point Roberts. Of these offices, 14 are owned by the Company and seven are leased. The leases expire from 2000 through 2002. In addition to these, First Savings has four leased loan production offices in Bellevue, Spokane, Puyallup, and Oak Harbor, Washington. The leases expire
from 1999 through 2000.   The acquisition of Seaport Citizens' Bank on April
1, 1999 added two more branch offices which are owned located in Lewiston, Idaho. IEB's main office is located in Hermiston, Oregon and is owned by the Company. IEB has, in total, four branch offices and a drive-up facility, all of which are located in the State of Oregon. These offices, which are owned by the Company, are located in Pendleton, Umatilla, Boardman and Stanfield. IEB also has a remote drive-up facility in Hermiston, which is owned, and two loan production offices in Condon and La Grande, which are on month-to-month leases. IEB also leases two facilities in Hermiston for its mortgage division and for its information systems. Towne Bank operates from six branch locations all of which are leased TB offices and are located in Woodinville, Bellevue, Redmond, Bothell, Renton and Kirkland, Washington. The Company's net investment in its offices, premises, equipment and leaseholds was $16.0 million at March 31, 1999.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                       PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Listing

First Washington Bancorp, Inc. common stock is traded over-the-counter on the Nasdaq National Market under the symbol "FWWB." Newspaper stock tables list the company as "FSBWA." Stockholders of record at March 31, 1999 totaled 781. This total does not reflect the number of persons or entitles who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low sale prices of the Company's common stock for the four year period ended March 31, 1999.

                                                            CASH
                                                            DIVIDENDS
    FISCAL 1999                     HIGH          LOW       DECLARED
    -----------                    -----         -----      --------
    First quarter(1)              $25.34        $21.81       $0.082
    Second quarter                 23.64         19.38        0.090
    Third quarter                  24.00         19.88        0.090
    Fourth quarter                 24.00         18.38        0.120

                                                             CASH
                                                             DIVIDENDS
    FISCAL 1998(1)                 HIGH          LOW         DECLARED
    -----------                    ----          ---         --------
    First quarter                 $20.23        $17.05       $0.064
    Second quarter                 22.62         19.66        0.064
    Third quarter                  25.96         21.14        0.064
    Fourth quarter                 25.12         21.36        0.082


                                                             CASH
                                                             DIVIDENDS
    FISCAL 1997(1)                 HIGH          LOW         DECLARED
    -----------                    ----          ---         --------
    First quarter                 $14.21        $12.16       $0.045
    Second quarter                 15.68         13.18        0.045
    Third quarter                  17.27         15.05        0.045
    Fourth quarter                 20.12         16.36        0.064


                                                             CASH
                                                             DIVIDENDS
    FISCAL 1996 *(1)               HIGH          LOW         DECLARED
    -----------                    ----          ---         --------
    Third quarter                 $12.05        $11.31       $0.045
    Fourth quarter                 12.27         11.25        0.045
    * Year of Conversion

(1) Restated to reflect 10% stock dividend  granted in August 1998, see Note 1

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

These tables set forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. This information is derived from and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto presented elsewhere in this or prior filings. Information for the March 31, 1995 fiscal year is for FSBW's former mutual holding company.

FINANCIAL CONDITION DATA:                       At March 31 (2)
                         -----------------------------------------------------
(In thousands)              1999        1998        1997      1996      1995
                            ----        ----        ----      ----      ----

Total assets             $1,631,900  $1,154,072  $1,007,633  $743,176
$491,368
Loans receivable, net     1,102,669     756,917     645,881   415,295
299,403
Cash and securities (1)     436,679     345,142     312,991   302,772
175,505
Deposits                    950,848     602,522     555,706   383,070
367,368
Borrowings                  486,719     389,272     293,700   199,071
70,338
Equity                      183,608     150,184     148,636   154,142
50,251
Shares outstanding excluding
 unearned, restricted shares
 held in ESOP                10,902      10,160      10,718    11,085      N/A


OPERATING DATA:                   At or for the Years Ended March 31 (2)
                            --------------------------------------------------
(In thousands, except per
 share data)
                                1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----
Interest income              $112,292   $85,147   $67,292   $41,409   $33,652
Interest expense               60,442    46,651    36,372    23,287    18,230
                              -------   -------   -------   -------   -------
Net interest income            51,850    38,496    30,920    18,122    15,422
Provision for loan losses       2,841     1,628     1,423       524       391
                              -------   -------   -------   -------   -------
Net interest income after
 provision for loan losses     49,009    36,868    29,497    17,598    15,031

Gains (losses) from sale of
 loans and  securities          2,895     1,379       686       387      (121)
Other operating income          4,558     3,341     2,384     1,216     1,180
Other operating expense        31,745    21,020    19,330    10,318     9,983
                              -------   -------   -------   -------    ------
Income before provision for
 income taxes and cumulative
effect of change in accounting 24,717    20,568    13,237     8,883     6,107
Provision for income taxes      9,277     7,446     3,923     2,631     1,335
                              -------   -------   -------   -------   -------
Income before cumulative effect
 of change in accounting       15,440    13,122     9,314     6,252     4,772

Cumulative effect of change in
 accounting (3)                   --        --        --        --        396
                             --------  --------  --------   -------  --------
Net income                    $15,440   $13,122    $9,314    $6,252    $5,168
                              =======   =======  ========   =======    ======
PER SHARE DATA (4):
Net income:     Basic         $  1.46   $  1.30  $   0.88       N/A       N/A
                Diluted          1.40      1.25      0.87

Stockholders' equity (5)        16.84     14.78     13.87

Cash dividends                   0.38      0.27      0.20

Dividend payout ratio (diluted) 27.14%    21.60%    22.99%

                               (footnotes on following page)

KEY FINANCIAL RATIOS:

                                         AT OR FOR THE YEARS ENDED MARCH 31(2)
                                         -------------------------------------
                                         1999    1998    1997     1996    1995
                                         ----    ----    ----     ----    ----
Performance Ratios:
  Return on average assets (6)           1.08%   1.21%   1.04%    1.11%  1.12%
  Return on average equity (7)           8.91    8.70    6.30     6.62  10.85
  Average equity to average assets      12.07   13.86   16.58    16.75  10.34
  Interest rate spread (8)               3.45    3.13    2.88     2.49   3.05
  Net interest margin (9)                3.83    3.68    3.59     3.33   3.47
  Non-interest income to average assets  0.52    0.43    0.34     0.28   0.24
  Non-interest expense to average assets 2.21    1.93    2.17     1.83   2.16
  Efficiency ratio (10)                 53.53   48.64   56.87    52.31  60.57
  Average interest-earning assets
   to interest-bearing liabilities     108.30  112.53  116.97   119.80 110.31

Asset Quality Ratios:
 Allowance for loan losses as a
  percent of net loans at end of period 1.10 1.03 0.94 0.97 1.17 Net charge-offs as a percent of average outstanding loans during the period 0.14 0.08 0.04 0.01 0.10 Non-performing assets as a percent
  of total assets                        0.57    0.20    0.31     0.17   0.19
 Ratio of allowance for loan losses
   as a percent of non-performing
   loans (11)                            1.60    5.53    3.20     7.53  10.41

Consolidated Capital Ratio:
  Tier 1 leverage capital ratio          9.44   12.17   13.68    20.78  10.19

---------------
Footnotes:
(1)  Includes securities available for sale and held to maturity.
(2) Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. These reclassifications have affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.
(3) Adjustment net of taxes of $204,000 due to the adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
(4) FSBW converted from mutual to stock ownership on October 31, 1995, therefore data is not meaningful for fiscal years prior to March 31, 1996. Per share data have been adjusted for the 10% stock dividend paid in August 1998.
(5) Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(6)  Net income divided by average assets.
(7)  Net income divided by average equity.
(8) Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(9) Net interest income before provision for loan losses as a percent of average interest-earning assets.
(10) Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(11) Non-performing loans consist of nonaccrual and 90 days past due loans.

ITEM 7 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of First Washington Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, the ability of the Company to successfully address Year 2000 (Y2K) issues, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

GENERAL

First Washington Bancorp, Inc. (the Company or FWWB), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF).
FSBW conducts business from its main office in Walla Walla, Washington and its 16 branch offices and three loan production offices located in southeast, central, north central and western Washington.. Effective January 1, 1999, FWWB completed the acquisition of Whatcom State Bancorp whose wholly owned subsidiary, Whatcom State Bank (WSB), was merged with FSBW and operates as Whatcom State Bank, a Division of First Savings Bank of Washington. WSB, which is based in Bellingham, operates five full service branches and a loan office in northwest Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund
(BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon. TB is a Washington-chartered commercial bank whose deposits are insured by the FDIC under BIF. TB conducts business from six full service branches in the Seattle, Washington, metropolitan area.

The operating results of FWWB depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of FWWB's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, FWWB's net interest income significantly increased for the year ended March 31, 1999, when compared to the same periods for the prior years. This increase in net interest income was largely due to the substantial growth in average asset and liability balances from the acquisition of TB on April 1, 1998, although significant asset and liability growth also occurred at IEB and FSBW, especially with the acquisition of Whatcom State Bancorp on January 1, 1999. FWWB's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. FWWB's net income also significantly increased when compared to the same periods for the prior year.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS SINCE MARCH 31, 1998

Reincorporation:
The stockholders of First Savings Bank of Washington Bancorp, Inc., a Delaware corporation and herein referred to as "FSBWB," approved the reincorporation of FSBWB from Delaware to Washington on July 24, 1998. The reincorporation was effected July 24, 1998 by merging FSBWB into a wholly owned subsidiary which had been recently formed solely for the purpose of effecting the reincorporation. The surviving corporation is known as First Washington Bancorp, Inc., a Washington corporation. Upon consummation of the merger, each share of Common Stock of FSBWB, par value $.01 per share, was automatically converted into one share of common stock of FWWB, par value $.01 per share.

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

Declaration of 10% Stock Dividend:
On July 24, 1998 FWWB's Board of Directors declared a 10% stock dividend payable August 17, 1998 to shareholders of record on August 10, 1998. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

Acquisition of Towne Bancorp, Inc.:
On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc. FWWB paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB became a wholly owned subsidiary of FWWB. TB operates six full service branches in the Seattle, Washington, metropolitan area--in Woodinville, Kirkland, Redmond, Bellevue, Renton and Bothell. TB's results of operations for the full year ended March 31, 1999 are included in the Company's consolidated results of operations for the year ended March 31, 1999.

Acquisition of Whatcom State Bancorp, Inc.:
On January 1, 1999 FWWB completed the acquisition of Whatcom State Bancorp Inc. FWWB paid $12.1 million in common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. WSB operates five full service branches in the Bellingham, Washington, area--Bellingham, Ferndale, Lynden, Blaine and Point Roberts. WSB's results of operations for three months ended March 31, 1999 are included in the Company's consolidated results of operations for the year ended March 31, 1999.

Acquisition of Seaport Citizens Bank:
Subsequent to year end, on April 1, 1999, FWWB and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which is headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition will be accounted for as a purchase in fiscal 2000 and will result in the recording of approximately $6.2 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets will be amortized over a 14-year period and will result in a current charge to earnings of approximately $107,200 per quarter, beginning in the first quarter of fiscal 2000, or $429,000 per year. Founded in 1979, SCB is a commercial bank which had, before recording of goodwill, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operates two full service branches in Lewiston, Idaho.

YEAR 2000 COMPLIANCE

The "Year 2000" (Y2K) issue is the result of older computer programs being written using two digits rather than four to define the applicable year.A computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities.

Based on an assessment of computer hardware, software and other equipment operated by FWWB and its subsidiary Banks, FWWB presently believes that all equipment and programs are Y2K compliant. A program for addressing the Y2K issue through awareness, assessment, renovation and testing has been developed and implemented. The testing phase has been completed on all internal operations and mission critical outside vendors. The results of the testing disclosed only insignificant items that needed to be resolved, all of which have since been corrected. The program also provided for awareness and assessment of customer Y2K issues which is ongoing. The Banks have adopted business contingency plans for the computer systems and facilities that they have determined to be most critical. These plans conform to guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Year 2000-related failure.

The three Bank subsidiaries have budgeted approximately $900,000, including $550,000 to cover soft and hard costs such as upgrading ATMs, contacting and monitoring vendors, contacting customers, providing information regarding our preparations and testing the systems identified as critical and non-critical, and $350,000 for unidentified contingencies. FWWB and its Bank subsidiaries have incurred and expensed approximately $304,000 of Y2K-related costs in the current fiscal year ended March 31, 1999. Costs incurred and expensed in prior fiscal years were not significant.

FWWB and its subsidiary Banks are continuing to contact and monitor all significant suppliers to determine the extent to which they are vulnerable to those third parties' failures to remedy their own Y2K impact issues. Third party responses have indicated satisfactory progress in addressing any needs for equipment or software renovation. The Banks are contacting their large loan and deposit customers to build Y2K awareness and encourage early development of contingency plans and solutions in an effort to prevent potential business disruption due to Y2K processing failures. Loan and deposit customers are being updated regularly about the Banks' preparations and information is being provided to create a much greater awareness of the issue with some ideas about how to assess and prepare for their own Y2K vulnerability.

There can be no guarantee that the systems of other companies on which the Banks' systems rely will be fully functional, or timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Banks' systems would not have a material adverse effect on the Banks. However, the Banks have tested for the Y2K preparedness of all internal functions and external functions provided by third parties whenever possible and do not expect to experience any significant failures. In addition, contingency or alternate sources of support have been identified for each critical function and many non-critical functions. In the event that the Banks' data processing providers' systems prove not to be Y2K compliant and FWWB is not able to switch to an alternative provider or an in-house system in a timely manner, resulting computer malfunctions could interrupt the operations of the Banks and have a significant adverse effect on FWWB's financial condition and results of operations.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND MARCH 31, 1998

Total assets increased $477.8 million, or 41.4%, from $1.154 billion at March 31, 1998, to $1.632 billion at March 31, 1999. The majority of the increase, $271.0 million, was from the acquisitions of TB and WSB, including $25.6 million of goodwill resulting from the use of purchase accounting. The remaining growth of $206.8 million was spread among all three subsidiary Banks and was funded primarily with deposit growth, advances from the FHLB and other borrowings. This growth represented a continuation of management's plans to further leverage FWWB's capital and reflects the solid economic conditions in the markets where FWWB operates.

Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $345.8 million, or 45.7%, from $756.9 million at March 31, 1998, to $1.103 billion at March 31, 1999. The increase in gross loans of $368.1 million from $822.6 million at March 31, 1998, to $1.191 billion at March 31, 1999, consisted of $157.0 million of mortgages secured by commercial and multifamily real estate, $84.7 million of construction and land loans and $142.6 million of non-mortgage loans such as commercial, agricultural and consumer loans. This was offset by a $16.2 million decrease in residential mortgages resulting from repayments and sales of residential mortgages which were in excess of originations and acquisitions of new loans. The acquisitions of TB and WSB provided $202.4 million of gross loans consisting of $37.1 million of commercial and multifamily mortgages, $25.4 million of construction and land loans, $24.1 million of residential mortgages and $115.8 million of commercial and consumer loans. Over half of the increase in assets, excluding the TB and WSB acquisitions, was funded by a net increase of $110.8 million, or 37.2%, in FHLB advances from $297.5 million at March 31, 1998, to $408.3 million on March 31, 1999. Asset growth was also funded by increased deposits and net income from operations. Deposits grew $348.3 million, or 57.8%, from $602.5 million at March 31, 1998, to $950.8 million at March 31, 1999. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $13.3 million, from $91.7 million at March 31, 1998, to $78.5 million at March 31, 1999. Bank acquisitions provided $218.4 million of deposits and $9.0 million of FHLB advances. Securities available for sale and held to maturity increased $61.6 million, or 20.3%, from $302.6 million at March 31, 1998, to $364.0 million at March 31, 1999. FHLB stock increased $7.1 million ($1.0 million from acquisitions), as FSBW was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale increased $557,000, primarily as a result of completed foreclosures. Equity increased $33.4 million largely resulting from the issuance of $32.5 million of stock and options in connection with acquisitions. Net income of $15.4 million for fiscal 1999 was offset by stock repurchases of $15.5 million and cash dividend payments of $3.6 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

GENERAL. Net income for fiscal 1999 was $15.4 million, or $1.40 per share (diluted), compared to net income of $13.1 million, or $1.25 per share (diluted), recorded in fiscal 1998. Net income for fiscal 1999 increased $2.3 million from the comparable period in fiscal 1998. FWWB's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses and amortization of goodwill. Compared to year ago levels, total assets increased 41.4% to $1.632 billion at March 31, 1999, total loans rose 45.7% to $1.103 billion, deposits grew 57.8% to $950.8 million and borrowings increased 25.0% to $486.7 million. Net interest margin improved, despite the adverse effects of a flattening yield curve and declining market rates and loan pricing spreads, reflecting the acquisitions of TB and WSB and continuing changes in the asset and liability mix.

INTEREST INCOME. Interest income for the year ended March 31, 1999, was $112.3 million compared to $85.1 million for the year ended March 31, 1998, an increase of $27.1 million, or 31.9%. The increase in interest income was a result of a $310.2 million, or 29.7%, growth in average balances of interest-earning assets combined with a 13 basis point increase in the average yield on those assets. The yield on average assets rose to 8.28% in fiscal 1999 compared to 8.15% in fiscal 1998. Average loans receivable for fiscal 1999 increased by $252.3 million, or 34.5%, when compared to fiscal 1998, reflecting previously discussed acquisitions. Interest income on loans increased by $24.9 million, or 38.5%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 26 basis point increase in the average yield, largely resulting from the addition of higher yielding loans held by TB and WSB, but also reflecting higher yields on the expanding balances of commercial and multifamily real estate, construction and land, and non-mortgage loans at FSBW. Loans yielded 9.12% for fiscal 1999 compared to 8.86% for fiscal 1998. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $57.9 million in fiscal 1999, causing the interest and dividend income from those investments to increase $2.2 million for fiscal 1999 compared to fiscal 1998 despite a 42 basis point decline in the average yield on those investments. The average yield on mortgage-backed securities decreased from 6.61% for the year ended March 31, 1998, to 5.96% in 1999, reflecting both paydowns in certain higher yielding securities and lower yields on most adjustable-rate securities as market rates declined. The average yield on investment securities and short term cash investments decreased from 6.13% for fiscal 1998 to 6.05% in 1999. Earnings on FHLB stock increased by $398,000, reflecting an increase of $5.4 million in the average balance of FHLB stock for the year ended March 31, 1999, offset by a 12 basis point decrease in the dividend yield on that stock.

INTEREST EXPENSE. Interest expense for the year ended March 31, 1999, was $60.4 million compared to $46.7 million for the comparable period in 1998, an increase of $13.8 million, or 29.6%. The increase in interest expense was due to the $322.6 million growth in average interest-bearing liabilities which was offset somewhat by the average cost of all interest-bearing liabilities declining to 4.83% from 5.02%. The increase in average interest-bearing liabilities in fiscal 1999 was largely due to $218.4 million ($158.5 million average balance) of deposits acquired in the acquisitions of TB and WSB along with $9.0 million ($3.7 million average balance) of FHLB borrowings. Deposit interest expense increased $8.7 million for the year ended March 31, 1999. Average deposit balances increased from $523.5 million for the year ended March 31, 1998, to $799.4 million for the year ended March 31, 1999, while, at the same time, the average rate paid on deposit balances decreased 15 basis points. The decline in the rate paid on deposits primarily reflects the acquisition of TB and WSB's $42.1 million of non-interest-bearing deposits as well as generally lower rates paid on interest-bearing accounts resulting from declining market rates. Average FHLB advances totaled $363.3 million during the year ended March 31, 1999, as compared to $214.6 million during the year ended March 31, 1998, resulting in a $4.6 million increase in related interest expense. The average rate paid on those advances decreased to 5.90% for fiscal 1999 from 6.07% for fiscal 1998. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $9.8 million from $79.2 million for the year ended March 31, 1998, to $89.0 million for the same period in 1999, and the related interest expense increased $413,000 from $4.6 million to $5.0 million for the respective periods.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended March 31, 1999, increased by $1.2 million to $2.8 million compared to $1.6 million for fiscal 1998. This increase is reflective of the growth in loans receivable which, excluding loans acquired through business combination, increased by $165.7 million for the 1999 fiscal year compared to an increase of $111.0 million in the 1998 period. The increase also is reflective of changes in the portfolio mix which resulted in the need for a higher level of loss allowance as well as the impact of a greater amount of non-performing loans and net charge-offs for the year. Specifically, excluding loans acquired through acquisitions, changes in the loan mix included increases of $119.8 million in commercial and multifamily real estate loans, $59.3 million in construction and land loans, and $27.9 million in commercial and agricultural loans, while one- to four-family loans declined by $40.3 million and consumer loans declined by $1 million. Income producing real estate loans, construction and land loans, commercial and agricultural loans are generally riskier than one- to four- family residential loans resulting in a higher provision for losses. Adding to the need for the increased provision for loan losses for the year ended March 31, 1999 was an increase in the amount of non-performing loans which grew to $7.7 million compared to $1.4 million a year earlier. Further adding to the increase in the provision for loan losses was an increase in the level of net charge-offs which increased from $519,000 for the year ended March 31, 1998, to $1.1 million for the year ended March 31, 1999 (see Notes 7 and 8 to the Consolidated Financial Statements for further analysis of the loan portfolio mix and allowance for loan losses).

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Realized losses and charge-offs that are related to specific loans are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for losses. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance, and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company's historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control. The allowance for loan losses equaled 1.10% of gross loans and 160% of non-performing loans at March 31, 1999, compared to 1.03% and 533%, respectively, at March 31, 1998.

OTHER OPERATING INCOME. Other operating income increased $2.7 million from $4.7 million for the year ended March 31, 1998, to $7.5 million for the year ended March 31, 1999. The increase included a $1.1 million increase in other fees and service charges due largely to the addition of TB operations. Fee and service charge income also increased at FSBW and IEB, reflecting deposit growth, pricing adjustments, and the fourth quarter acquisition of WSB. There also was a $1.5 million increase in net gains on loans sold in fiscal 1999, as compared to the same period in 1998. This increase primarily reflects increased sales of loans by FSBW, with servicing retained, and by IEB which increased the volume of loans sold in the secondary market over the comparable period in the prior year. In addition, gains on loans sold for fiscal year 1999 include $250,000 of gains on the sale of SBA guaranteed loans originated by TB. The volume of loan sales and related net gain on sale of loans increased from $80.6 million and $1.4 million, respectively, for the year ended March 31, 1998, to $125.7 million and $2.9 million, respectively, for the year ended March 31, 1999. Increased sales of loans at FSBW were designed to curtail the rate of growth in relatively low yielding fixed-rate residential mortgages during this period of low market rates and to reduce the Bank's exposure to the risk of rising interest rates. The $96,000 increase in miscellaneous other income reflects a gain on the sale of IEB real property in the second quarter of fiscal 1999.

OTHER OPERATING EXPENSES. Other operating expenses increased $10.7 million from $21.0 million for the year ended March 31, 1998, to $31.7 million for the year ended March 31, 1999. The increase in expenses was largely due to the inclusion of $7.2 million of TB's operating expenses in fiscal 1999 that were not present in fiscal 1998 and the additional expenses of five branches from WSB's acquisition in the last quarter of fiscal 1999. The increase in other operating expenses was partially offset by a $620,000 increase in capitalized loan origination costs resulting from an increased volume in loan originations. In addition to the acquisitions of TB and WSB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as FWWB continues to expand. Despite the higher operating expenses associated with transitioning FWWB to more of a commercial bank profile, FWWB's efficiency ratio, excluding the amortization of goodwill, increased only 2.94 percentage points, to 49.50% (53.53% including goodwill), for fiscal 1999, from 46.56% (48.64% including goodwill) for the same period in fiscal 1998. Other operating expenses as a percentage of average assets were 2.21% (2.04% excluding the amortization of goodwill) for the year ended March 31, 1999, compared to 1.93% (1.85% excluding the amortization of goodwill) for the year ended March 31, 1998.

INCOME TAXES. Income tax expense was $9.3 million for the year ended March 31, 1999, compared to $7.4 million for the comparable period in 1998. The $1.8 million increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of goodwill acquired in purchasing IEB, TB and WSB and part of the expense recorded in the release of the Employee Stock Ownership Plan (ESOP) shares are not deductible for tax purposes. The Company's effective tax rates for the year ended March 31, 1999 and 1998, were 38% and 36%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

GENERAL. Net income for fiscal 1998 was $13.1 million, or $1.25 per share (diluted), compared to net income of $9.3 million, or $0.87 per share (diluted), recorded in fiscal 1997. Net income for fiscal 1997 was significantly affected by the $2.4 million ($1.6 million after tax) SAIF assessment. In addition, fiscal 1998 included $3.0 million of net income from a full year of operations at IEB, which the Company acquired on August 1, 1996, compared to $1.5 million for eight months in the comparable fiscal 1997 period.

The Company's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues. The substantial increase in the asset and liability balances during the year since March 31, 1997, resulted from the continued deployment and leveraging of the $98.6 million in net proceeds raised in the Company's conversion from mutual to stock ownership on October 31, 1995. This growth helped to increase the Company's return on average equity from 7.36% (excluding the SAIF assessment of $1.6 million after tax, 6.30% when the SAIF assessment is included) for fiscal 1997 to 8.70% for fiscal 1998.

INTEREST INCOME. Interest income for the year ended March 31, 1998, was $85.1 million compared to $67.3 million for the year ended March 31, 1997, an increase of $17.8 million, or 26.5%. The increase in interest income was a result of a $183.2 million, or 21.3%, growth in average balances of interest-earning assets combined with a 34 basis point increase in the average yield on those assets. The yield on average assets rose to 8.15% in fiscal 1998 compared to 7.81% in fiscal 1997. Average loans receivable for fiscal 1998 increased by $185.3 million, or 34.0%, when compared to fiscal 1997. Interest income on loans increased by $18.1 million, or 39.0%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 32 basis point increase in the average yield largely resulting from the addition of higher yielding loans held by IEB, but also reflecting higher yields on the expanding balances of commercial and multifamily real estate, construction and land, and non-mortgage loans at FSBW. Loans yielded 8.86% for fiscal 1998 compared to 8.54% for fiscal 1997. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $2.1 million in fiscal 1998, causing the interest and dividend income from those investments to decrease a modest $291,000 for fiscal 1998 compared to fiscal 1997. The average yield on mortgage-backed securities decreased from 6.86% for the year ended March 31, 1997, to 6.61% in 1998 reflecting both paydowns in certain higher yielding securities and lower yields on most adjustable-rate securities as market rates generally declined. FHLB stock dividend income increased by $279,000, reflecting an increase of $3.4 million in the average balance of FHLB stock for the year ended March 31, 1998, and a 9 basis point increase in the dividend yield on that stock.

INTEREST EXPENSE. Interest expense for the year ended March 31, 1998, was $46.7 million compared to $36.4 million for the comparable period in 1997, an increase of $10.3 million, or 28.3%. The increase in interest expense was due to the $191.8 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in fiscal 1998 was largely due to a $61.8 million increase in the average balance of FHLB advances and other borrowings. Average FHLB advances totaled $276.3 million during the year ended March 31, 1998, as compared to $214.6 million during the year ended March 31, 1997, resulting in a $4.3 million increase in related interest expense. The average rate paid on those advances increased to 6.07% for fiscal 1998 from 5.83% for fiscal 1997. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $41.2 million from $38.0 million for the year ended March 31, 1997, to $79.2 million for the same period in 1998, and the related interest expense increased $2..5 million from $2.1 million to $4.6 million for the respective periods. The bulk of this growth in other borrowings reflects a $45.6 million increase in repurchase agreements with investment banking firms that were used to finance a portion of the Company's assets. The repurchase agreements with investment banking firms generally carry higher rates than retail agreements; therefore, as they constituted a greater portion of other borrowings, the weighted average rate increased. Deposit interest expense increased $3.6 million for the year ended March 31, 1998. Average deposit balances increased from $477.4 million for the year ended March 31, 1997, to $566.2 million for the year ended March 31, 1998, while, at the same time, the average rate paid on deposit balances decreased 8 basis points. The decline in the rate paid on deposits primarily reflects the acquisition of IEB's $32.1 million of non- interest-bearing deposits as well as generally lower rates paid on interest- bearing accounts of IEB, which impacted the full twelve month period in 1998 in contrast to only eight months in 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended March 31, 1998, increased by $205,000 to $1.6 million compared to $1.4 million for fiscal 1997. This increase is reflective of the need to provide a higher allowance level as a result of the $114.8 million growth in gross loans receivable for the fiscal year as well as changes in the mix of the loan portfolio. In particular, growth in commercial and multifamily real estate loans, which increased by $38.7 million, commercial and agricultural loans, which increased by $19.8 million, and consumer and credit card loans, which increased $5.8 million, resulted in an increased level of loss provision. Somewhat mitigating these changes in the loan mix was a modest decline in the amount of non-performing loans which declined to $1.4 million at March 31, 1998 compared to $2.1 million at March 31, 1997. The allowance for loan losses equaled 1.03% to net loans and 553% of non-performing loans at March 31, 1998 compared to 0.94% and 320%, respectively, at March 31, 1997.

OTHER OPERATING INCOME. Other operating income increased from $3.1 million for the year ended March 31, 1997, to $4.7 million for the year ended March 31, 1998. Part of the increase was due to a $921,000 increase in other fees and service charges due largely to IEB operations earning higher fees as a commercial bank combined with increased fee income at FSBW reflecting deposit growth and pricing adjustments. In addition there was a $693,000 increase in net gains on securities and loans sold in fiscal 1998 as compared to 1997. This increase primarily reflects inclusion of a full year of activity from IEB's residential mortgage banking operations and increased sales of loans, with servicing retained, by FSBW which increased the volume of loans sold in the secondary market over the prior year.

OTHER OPERATING EXPENSES. Other operating expenses for the year ended March 31, 1998 increased $1.7 million from the prior period in fiscal 1997. The decrease in the $2.4 million special SAIF assessment for the year ended March 31, 1998 was more than offset by a $4.3 million increase in other operating expenses, which among other increases included a full year of IEB's operations in the fiscal 1998 period compared to eight months in the comparable period in fiscal 1997. In addition to the full year impact of IEB, increases in other operating expenses reflected overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continued to expand. The Company's efficiency ratio, excluding the amortization of goodwill and the $2.4 million one-time special SAIF assessment, improved to 46.56% (48.64% including goodwill) for the year ended March 31, 1998, from 48.11% (56.87% including goodwill) for fiscal 1997. Other operating expenses as a percentage of average assets declined to 1.93% (1.85% excluding the amortization of goodwill) for the year ended March 31, 1998, compared to 2.17% (1.90% excluding the SAIF assessment) (1.83% excluding the amortization of goodwill) for the year ended March 31, 1997.

INCOME TAXES. Income tax expense was $7.4 million for the year ended March 31, 1998, compared to $3.9 million for fiscal 1997. The $3.5 million increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB's state taxes and non-deductible goodwill expense and the fact that part of the expense recorded in the release of the ESOP shares was not deductible for tax purposes. The Company's effective tax rates for the years ended March 31, 1998 and 1997, were 36% and 30%, respectively.

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

Changes in the economic and interest rate environment, competition in the marketplace and changes in asset and liability mix can cause the Company's average interest rate spread to increase or decrease. While strong competition and a generally unfavorable interest rate environment (a relatively flat yield curve brought about largely by declining intermediate and long term interest rates) have had negative effects on the Company's interest rate spread in recent periods, for the past two years the most significant impact on the Company's interest rate spread has come from changes in its asset and liability mix. On balance, those changes in mix have resulted in an expanding interest rate spread which has increased from 2.88% in 1997 to 3.13% in 1998 and again to 3.45% in 1999. Contributing to this increased spread has been a decline in the relative portion of the Company's assets invested in securities which was 36.8% of average earning assets in 1997, 30.1% in 1998, and 27.5% in 1999. In addition to the relative decline in investment securities and commensurate increase in loans, the mix of the loan portfolio has changed to include more higher yielding loans. Changes in the portfolio mix are evident in the higher yields on mortgage loans which increased from 8.38% in 1997 to 8.69% in 1998 and to 8.95% in 1999. Changes in the portfolio mix are also reflected in the increased portion of non-mortgage loans which increased from 5.4% of earning assets in 1997 to 8.1% of earning assets in 1998 and to 14.6% in 1999. Also contributing to an improved interest rate spread has been a decline in the cost of deposits primarily brought about by the substantial increase in the amount of checking and NOW account balances. Deposit costs declined from 4.49% in 1997 to 4.41% in 1998 and to 4.26% in 1999.
Substantially offsetting the decline in deposit costs has been an increase in the use of more expensive FHLB advances and other borrowings. As a result, the cost of total interest-bearing liabilities increased from 4.93% in 1997 to 5.02% in 1998, and then declined to 4.83% in 1999. The acquisition of IEB, TB and WSB significantly contributed to the changes in loan and deposit portfolio mix. Improvement in the Company's net interest margin over this same period mostly reflects the same changes associated with the increased net interest rate spread. However, counterbalancing to a degree this increased spread is the somewhat adverse impact on net interest margin resulting from the increased use of leverage which can be seen in the declining ratio of average interest-earning assets to average interest-bearing liabilities. Nonetheless, net interest margin increased from 3.59% in 1997 to 3.68% in 1998 and to 3.83% in 1999. Management believes that in the future increased net interest income will come primarily from increased volumes, although continued changes in asset and liability mix and a slightly more favorable interest rate environment may also add to net interest income.



                                        TABLE I: ANALYSIS OF NET INTEREST SPREAD
                                       Years Ended March 31 (dollars in thousands)
                                   1999                        1998 (1)                    1997(1)
                        --------------------------   --------------------------   --------------------------
                        Average Interest &  Yield/   Average Interest &  Yield/   Average Interest &  Yield/
                        Balance Dividends    Cost    Balance Dividends    Cost    Balance Dividends    Cost
                        ------- ----------   ----    ------- ----------   ----    ------- ----------   ----
Interest-earning
assets:
 Mortgage loans       $  784,534  $ 70,193   8.95% $  645,576 $ 56,111    8.69% $ 498,578 $ 41,797     8.38%
 Commercial/agricul-
  tural loans            153,706    15,047   9.79      57,516    5,587    9.71     30,120    2,829     9.39
 Consumer and other
  loans                   44,568     4,375   9.82      27,412    2,997   10.93     16,494    1,923    11.66
                      ----------  --------   ----  ---------- --------    ----   -------- --------     ----
   Total loans (2)       982,808    89,615   9.12     730,505   64,695    8.86    545,192   46,549     8.54
 Mortgage-backed
  securities             218,648    13,025   5.96     189,572   12,522    6.61    181,148   12,420     6.86
 Securities and
  deposits               134,014     8,107   6.05     110,625    6,783    6.13    124,592    7,455     5.98
 FHLB stock               20,066     1,545   7.70      14,661    1,147    7.82     11,222      868     7.73
                      ----------  --------   ----  ---------- --------    ----   -------- --------     ----
   Total investment
    securities           372,728    22,671   6.08     314,858   20,452    6.50    316,962   20,743     6.54
                      ----------  --------   ----  ---------- --------    ----   -------- --------     ----
   Total interest-
    earning assets     1,355,536   112,292   8.28   1,045,362   85,147    8.15    862,154   67,292     7.81
                                  --------   ----             --------    ----            --------     ----
Non-interest-earning
 assets                   80,038                       43,256                      30,217
                      ----------                   ----------                    --------
   Total assets       $1,435,574                   $1,088,618                    $892,371
                      ==========                   ==========                    ========

Interest-bearing
liabilities:
 Savings accounts     $   47,487     1,356   2.86  $   42,937    1,248    2.91   $ 41,114    1,183     2.88
 Checking and NOW
  accounts(3)            154,108     1,110   0.72     103,426      899    0.87     76,691      864     1.13
 Money market accounts   109,379     4,154   3.80      76,048    3,073    4.04     61,426    2,077     3.38
 Certificates of
  deposit                488,377    27,399   5.61     351,042   20,069    5.72    305,336   17,612     5.77
                      ----------  --------   ----  ---------- --------    ----   -------- --------     ----
   Total deposits        799,351    34,019   4.26     573,453   25,289    4.41    484,567   21,736     4.49
 Other interest-bearing
  liabilities:
   FHLB advances         363,279    21,430   5.90     276,328   16,782    6.07    214,563   12,504     5.83
   Other borrowings       88,967     4,993   5.61      79,210    4,580    5.78     37,952    2,132     5.61
                      ----------  --------   ----  ---------- --------    ----   -------- --------     ----
    Total interest-
     bearing
     liabilities       1,251,597    60,442   4.83     928,991   46,651    5.02    737,082   36,372     4.93
                                  --------   ----             --------    ----            --------     ----
Non-interest-bearing
 liabilities              10,682                        8,783                       7,360
                      ----------                   ----------                    --------
    Total liabilities  1,262,279                      937,774                     744,442
                      ----------                   ----------                    --------
Equity                   173,295                      150,844                     147,929
                      ----------                   ----------                    --------
    Total liabilities
     and equity       $1,435,574                   $1,088,618                    $892,371
                      ==========                   ==========                    ========
Net interest income               $ 51,850                    $ 38,496                    $ 30,920
                                  ========                    ========                    ========
                                             3.45%                        3.13%                        2.88%
                                             =====                        =====                        =====
Net interest margin                          3.83%                        3.68%                        3.59%
                                             =====                        =====                        =====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                               108.30%                      112.53%                      116.97%
                                           =======                      =======                      =======

----------
(1) Restated to be comparable to current year's presentation.
(2) Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortized net deferred loan fees are included with interest and dividends on loans.
(3) Average balances include non-interest-bearing deposits.

                                                                        50


Table II, Rate/Volume Analysis, sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate  multiplied by prior  volume); and (iii) effects on interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume).

TABLE II:  RATE/VOLUME ANALYSIS
                                     Year Ended March 31, 1999             Year Ended March 31, 1998
                                     Compared to March 31, 1998            Compared to March 31, 1997
                                     Increase (Decrease) Due to          Increase (Decrease) Due to (1)
                                    ------------------------------       -------------------------------
                                                           (dollars in thousands)
                                                     Rate/                                 Rate/
                                    Rate   Volume   Volume     Net       Rate   Volume     Volume    Net
                                    ----   ------   ------     ---       ----   ------     ------    ---

Interest-earning assets:
 Mortgage loans                   $1,646  $12,075  $  361  $14,082      $1,540  $12,318    $ 456  $14,314
 Commercial/agricultural loans        43    9,340      77    9,460          98    2,572       88    2,758
 Consumer and other loans           (307)   1,875    (190)   1,378        (119)   1,273      (80)   1,074
                                  ------   ------  -------  ------      ------- -------    ------ -------
   Total loans(2)                  1,382   23,290     248   24,920       1,519   16,163      464   18,146
 Mortgage-backed securities       (1,230)   1,922    (189)     503        (455)     578      (21)     102
 Securities and deposits             (91)   1,434     (19)   1,324         184     (835)     (21)    (672)
 FHLB stock                          (19)     423      (6)     398          10      266        3      279
                                  ------   ------  -------  ------      ------- -------    ------ -------
Total net change in interest
 income on interest-earning
 assets                               42   27,069      34   27,145       1,258   16,172      425   17,855
                                  ------   ------  -------  ------      ------- -------    ------ -------
Interest-bearing liabilities:
 Deposits                           (893)   9,962    (339)   8,730        (367)   3,991      (71)   3,553
 FHLB advances                      (482)   5,278    (148)   4,648         529    3,601      148    4,278
 Other borrowings                   (156)     586     (17)     413          63    2,319       66    2,448
                                  ------   ------  -------  ------      ------- -------    ------ -------
Total net change in interest
 expense on interest-bearing
 liabilities                      (1,531)  15,826    (504)  13,791         225    9,911      143   10,279
                                  ------   ------  -------  ------      ------- -------    ------ -------
Net change in net interest income $1,573  $11,243  $  538  $13,354      $1,033  $ 6,261    $ 282  $ 7,576
                                  ======  =======  ======= =======      ======= =======    ====== =======

-------
(1)  Restated to be comparable to current year's presentation.
(2)  Does not include interest on loans 90 days or more past due.

                                                                          51

MARKET RISK AND ASSET/LIABILITY MANAGEMENT

The financial condition and operations of the Company are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. The Company's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities.

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

The principal objectives of asset/liability management are to evaluate the interest rate risk exposure of the Company; to determine the level of risk appropriate given the Company's operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company's interest rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management the Company seeks to reduce the vulnerability of its earnings and capital position to changes in the level of interest rates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of the Company's senior management. The committee closely monitors the Company's interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.

SENSITIVITY ANALYSIS
The Company's primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk. The Company also utilizes market value analysis, which addresses changes in estimated net market value of equity arising from changes in the level of interest rates. The net market value of equity is estimated by separately valuing the Company's assets and liabilities under varying interest rate environments. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net equity value to changes in interest rates and provides an additional measure of interest rate risk.

The interest rate sensitivity analysis performed by the Company incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model. The Company updates and prepares simulation modeling at least quarterly for review by senior management and the directors. The Company believes the data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Company's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. Tables III and III
(a), Interest Rate Risk Indicators, set forth as of March 31, 1999 and 1998, the estimated changes in the

Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

TABLE III: INTEREST RATE RISK INDICATORS
                                            As of March 31, 1999
                                            Estimated Change in
                                -----------------------------------------
     Change (In Basis Points)   Net Interest Income
      In Interest Rates (1)        Next 12 Months      Net Market Value
     ------------------------   -------------------  --------------------
                                         (Dollars in thousands)

              +400              $ (1,677)   (3.0%)   $ (72,990)   (37.4%)
              +300                  (649)   (1.2%)     (55,433)   (28.4%)
              +200                   (81)   (0.1%)     (34,919)   (17.9%)
              +100                   194     0.3%      (14,526)    (7.4%)
                 0                     0       0             0        0
              -100                (1,440)   (2.6%)          83      0.0%
              -200                (3,582)   (6.4%)      (7,140)    (3.7%)
              -300                (6,568)  (11.6%)     (20,441)   (10.5%)
              -400                (9,495)  (16.8%)     (31,427)   (16.1%)

TABLE III (A): INTEREST RATE RISK INDICATORS
                                            As of March 31, 1998
                                            Estimated Change in
                                -----------------------------------------
     Change (In Basis Points)   Net Interest Income
      In Interest Rates (1)        Next 12 Months      Net Market Value
     ------------------------   -------------------  --------------------
                                         (Dollars in thousands)

              +400                $ (570)   (1.5%)   $ (51,291)   (32.2%)
              +300                   355     0.9%      (38,352)   (24.1%)
              +200                   902     2.4%      (22,884)   (14.4%)
              +100                   728     1.9%       (8,715)    (5.5%)
                 0                     0       0             0        0
              -100                (1,129)   (3.0%)        (311)    (0.2%)
              -200                (2,748)   (7.3%)      (2,791)    (1.8%)
              -300                (4,747)  (12.5%)      (9,102)    (5.7%)
              -400                (7,057)  (18.6%)     (17,535)   (11.0%)
---------
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

Another although less reliable monitoring tool for assessing interest rate risk is "gap analysis." The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive" and by monitoring an institution's interest sensitivity "gap." An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period. A gap is considered positive when the amount of interest- sensitive assets exceeds the amount of interest-sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

Tables IV and IV (a), Interest Sensitivity Gap, present the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 1999 and 1998. The tables set forth the amounts of interest-earning assets interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 1999, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $9.1 million, representing a one-year gap to total assets ratio of 0.56%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps for the Company as of March 31, 1999 and 1998 are within policy guidelines. Management considers that the Company's current level of interest rate risk is reasonable.



TABLE IV:  INTEREST SENSITIVITY GAP
 as of March 31, 1999

                                     Within   6 Months      1-3       3-5      5-10    Over 10
                                    6 Months To One Year   Years     Years     Years    Years      Total
                                    -------- -----------   -----     -----     -----    -----      -----
                                                                   (dollars in thousands)
Interest-earning assets(1):
 Construction loans                $  98,302 $  33,841   $    813  $    588  $     -- $     --  $  133,544
 Fixed-rate mortgage loans            45,106    41,823    144,842   113,687   130,154   61,775     537,387
 Adjustable-rate mortgage loans      103,894    50,506     27,494    25,518        --       --     207,412
 Fixed-rate mortgage-backed
  securities                          13,554    14,674     62,831    24,087    10,968    1,182     127,296
 Adjustable-rate mortgage-backed
  securities                         108,001     6,880         --        --        --        -     114,881
 Fixed-rate commercial/agricultural
  loans                                9,431     7,484     12,599    15,482    11,528      701      57,225
 Adjustable-rate commercial/
  agricultural loans                 139,292        --         --        --        --       --     139,292
 Consumer and other loans             12,400     3,485     10,330     6,140     1,468   10,235      44,058
 Investment securities and
  interest-bearing deposits           60,360     8,250     23,062    26,410    15,295   30,166     163,543
                                    --------  --------   --------  --------  --------  -------  ----------
    Total rate sensitive assets      590,340   166,943    281,971   211,912   169,413  104,059   1,524,638
                                    --------  --------   --------  --------  --------  -------  ----------

Interest-bearing liabilities(2):
 Regular savings and NOW accounts     22,620    22,620     52,780    52,780        --       --     150,800
 Money market deposit accounts        66,039    39,623     26,415        --        --       --     132,077
 Certificates of deposit             272,316   134,609    130,451    33,105     9,527       21     580,029
 FHLB advances                       105,000    34,414    109,499   102,990    55,500      849     408,252
 Other borrowings                     47,690        --     25,000        --        --       --      72,690
 Retail repurchase agreements          2,993       237      1,455     1,092        --       --       5,777
                                    --------  --------   --------  --------  --------  -------  ----------

    Total rate sensitive
     liabilities                     516,658   231,503    345,600   189,967    65,027      870   1,349,625
                                    --------  --------   --------  --------  --------  -------  ----------
Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities             $  73,683  $(64,560)  $(63,629) $ 21,945  $104,386 $103,189  $  175,013
                                   =========  =========  ========= ========  ======== ========  ==========
Cumulative excess (deficiency) of
 interest-sensitive assets         $  73,683  $  9,122   $(54,507) $(32,562) $ 71,824 $175,013  $  175,013
                                   =========  =========  ========= ========= ======== ========  ==========


Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities                 114.26%    101.22%     95.02%   97.46%   105.33%  112.97%     112.97%
                                   =========  =========  ========= ========= ======== ========  ==========
Interest sensitivity gap to
 total assets                          4.52%     (3.96%)    (3.90%)   1.34%     6.40%    6.32%      10.72%
                                   =========  =========  ========= ========= ======== ========  ==========
Ratio of cumulative gap to
 total assets                          4.52%      0.56%     (3.34%)  (2.00%)    4.40%   10.72%      10.72%
                                   =========  =========  ========= ========= ======== ========  ==========

                                                     (footnotes follow tables)

                                                               55


TABLE IV (A):  INTEREST SENSITIVITY GAP
 as of March 31, 1998
                                     Within   6 Months      1-3       3-5      5-10    Over 10
                                    6 Months To One Year   Years     Years     Years    Years      Total
                                    -------- -----------   -----     -----     -----    -----      -----
                                                                   (dollars in thousands)

Interest-earning assets(1):
 Construction loans                $  40,697 $   29,262   $     -- $     --  $     -- $     --  $  69,959
 Fixed-rate mortgage loans            38,603     32,601    105,036   80,656    94,440   61,203    412,539
 Adjustable-rate mortgage loans      108,398     56,386     12,791   10,072        --       --    187,647
 Fixed-rate mortgage-backed
  securities                           4,364      4,331     15,540    7,197     4,860      829     37,121
 Adjustable-rate mortgage-backed
   securities                        153,107      4,832      1,062       --        --       --    159,001
 Fixed-rate commercial/agricultural
   loans                               4,497      3,539      7,981    4,319    1,668       277     22,281
 Adjustable-rate commercial/
  agricultural loans                  45,198         --         --       --       --        --     45,198
 Consumer and other loans             16,190      2,610      7,086    3,918    1,039        --     30,843
 Investment securities and
  interest-bearing deposits           61,749      9,895     18,770    6,385   13,370    24,460    134,629
                                   ---------  ---------  --------- --------  -------- --------  ---------
    Total rate sensitive assets      472,803    143,456    168,266  112,547  115,377    86,769  1,099,218
                                   ---------  ---------  --------- --------  -------- --------  ---------
Interest-bearing liabilities(2):
 Regular savings and NOW accounts     14,672     14,673     34,236   34,236       --        --     97,817
 Money market deposit accounts        38,204     22,922     15,281       --       --        --     76,407
 Certificates of deposit             154,260     92,171     81,725   29,691   13,760        --    371,607
 FHLB advances                       108,946     23,250    103,163   61,190    1,000        --    297,549
 Other borrowings                     60,451         --     25,000       --       --        --     85,451
 Retail repurchase agreements          3,403        810        739    1,318       --        --      6,270
                                   ---------  ---------  --------- --------  -------- --------  ---------
   Total rate sensitive liabilities  379,936    153,826    260,144  126,435   14,760        --    935,101
                                   ---------  ---------  --------- --------  -------- --------  ---------
Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities              $ 92,867   $(10,370) $ (91,878)$(13,888) $100,617 $ 86,769  $ 164,117
                                   =========  =========  ========= ========  ======== ========  =========
Cumulative excess (deficiency) of
 interest-sensitive assets          $ 92,867   $ 82,497  $  (9,381)$(23,269) $ 77,348 $164,117  $ 164,117
                                   =========  =========  ========= ========  ======== ========  =========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities                 124.44%    115.46%     98.82%   97.47%   108.27%  117.55%    117.55%
                                   =========  =========  ========= ========  ======== ========  =========
Interest sensitivity gap to
 total assets                          8.05%     (0.90%)    (7.96%)  (1.20%)    8.72%    7.52%     14.22%
                                   =========  =========  ========= ========  ======== ========  =========
Ratio of cumulative gap to
 total assets                          8.05%      7.15%     (0.81%)  (2.02%)    6.70%   14.22%     14.22%
                                   =========  =========  ========= ========  ======== ========  ==========

                                                 (footnotes follow tables)

                                                           56

FOOTNOTES FOR TABLES IV AND IV (A):  INTEREST SENSITIVITY GAP
-------------------------------------------------------------
(1) Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the period in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments. Mortgage loans and other loans are not reduced for allowances for loan losses and non-performing loans. Mortgage loans, mortgage-backed securities, other loans, and investment securities are not adjusted for deferred fees and unamortized acquisition premiums and discounts.

(2) Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(122.9) million, or (7.53%) of total assets at March 31, 1999 and $(1.3) million, or (0.11%) at March 31, 1998. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the years ended March 31, 1999, 1998 and 1997, the Company closed or purchased loans in the amounts of $938.5 million, $562.4 million and $387.8 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, other borrowings, and deposit growth. For the years ended March 31, 1999, 1998 and 1997, principal repayments on loans totaled $521.0 million, $375.9 million and $207.5 million, respectively. During the three years ended March 31, 1999, 1998 and 1997, the Company sold $127.5 million, $82.0 million and $36.9 million, respectively, of loans. FHLB advances increased $101.7 million, $66.0 million and $52.1 million, respectively, for the same three years. During the three years ended March 31, 1999, other borrowings decreased $13.3 million for 1999, and increased $29.5 million and $41.9 million for 1998 and 1997. Net deposit growth was $130.0 million (excluding $218.4 million of deposits acquired with TB and WSB), $46.6 million, and $36.3 million (excluding $134.6 million of deposits acquired with IEB) for the years ended March 31, 1999, 1998 and 1997, respectively.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During fiscal years 1999, 1998 and 1997, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At March 31, 1999, the Banks had outstanding loan commitments totaling $147.1 million and undisbursed loans in process totaling $71.6 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW maintains a credit facility with the FHLB-Seattle, which provides for advances which in aggregate may equal up to 45% of FSBW's assets, which as of March 31, 1999, could give a total credit line of $537.1 million. Advances under this credit facility totaled $402.7 million, or 33.7% of FSBW's assets at March 31, 1999. IEB and TB also maintain credit lines with various institutions that would allow them to borrow up to $20.8 million.

At March 31, 1999, savings certificates amounted to $580.0 million, or 61%, of the Banks' total deposits, including $405.3 million which were scheduled to mature by March 31, 2000. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

CAPITAL REQUIREMENTS

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. Each of the Banks, as state-chartered federally insured institutions, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require the Company and its subsidiary Banks to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets (see further discussion in Note 17 to the Consolidated Financial Statements).

At March 31, 1999 the Company and its banking subsidiaries, FSBW, IEB and TB, exceeded all current regulatory capital requirements and the Banks were categorized at the highest regulatory standard, "well-capitalized."

Table V, Regulatory Capital Ratios, shows the regulatory capital ratios of the Company, FSBW, IEB and TB and minimum regulatory requirements for the Banks to be categorized as "well-capitalized."

TABLE V: REGULATORY CAPITAL RATIOS
                          The                           "Well-capitalized"
Capital Ratios          Company   FSBW    IEB      TB       Minimum Ratio
--------------          -------   ----    ---      --       -------------
Total capital to risk-
 weighted assets         15.15%  17.01%  12.69%  10.03%        10.00%
Tier 1 capital to risk-
 weighted assets         13.99   15.80   11.65    8.90          6.00
Tier 1 leverage capital
 to average assets        9.44    9.41    9.60    8.87          5.00

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

RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FWWB will implement this statement on January 1, 2000. The impact of the adoption of the provisions of this statement on the results of operations or financial condition of FWWB has not yet been determined.

SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. Prior to issuance of SFAS No. 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS No. 134 requires that the security be classified either trading, available for sale or held to maturity according to the Company's intent, unless the Company has already committed to sell the security before or during the securitization process. The statement is effective for all fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the results of operations or financial condition of the Company.

ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 52-57 of MD&A

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see index on page 61.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

{a} Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders.

{b} Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders.

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

                              PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

{a} {1}  Financial Statements

         See Index to Consolidated Financial Statements on page 62.

    {2}  Financial Statement Schedules

         All financial statement schedules are omitted because that are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto or in Part 1, Item 1.


{b}      Reports on 8-K:

         Reports on Form 8-K filed during the quarter ended March 31, 1999 are as follows:

            Date Filed           Purpose
            -----------          -------

            January 1, 1999      Announcement of consummation of previously
                                 announced acquisition of Whatcom State
                                 Bancorp and its wholly-owned subsidiary,
                                 Whatcom State Bank

            January 7, 1999      Announcement of entering into an Agreement
                                 and Plan of Merger with Seaport Citizens'
                                 Bank


{c}      Exhibits

         See Index of Exhibits on page 107.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 1999.


                                        FIRST  WASHINGTON BANCORP, INC.


                                        /s/ GARY SIRMON
                                        -------------------------------------
                                        Gary Sirmon
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 26, 1999.

/S/Gary Sirmon                          /s/D. Allan Roth
--------------------------------------  -------------------------------------
Gary Sirmon                             D. Allan Roth
President and Chief Executive Officer;  Executive Vice President and Chief
Director                                Financial Officer
(Principle Executive Officer)           (Principle Financial and Accounting
                                        Officer)

/s/Wilber Pribilsky                     /s/Robert D. Adams
--------------------------------------  -------------------------------------
Wilber Pribilsky                        Robert D. Adams
Director                                Chairman of the Board

/s/David Casper                         /s/Morris Ganguet
--------------------------------------  -------------------------------------
David Casper                            Morris Ganguet
Director                                Director

/s/R. R. "Pete" Reid                    /s/Marvin Sundquist
--------------------------------------  -------------------------------------
R. R. "Pete" Reid                       Marvin Sundquist
Director                                Director


/s/Dean W. Mitchell                     /s/Jesse G. Foster
--------------------------------------  -------------------------------------
Dean W. Mitchell                        Jesse G. Foster
Director                                Director



/s/S. Rick Meikle                       /s/Brent A. Orrico
--------------------------------------  -------------------------------------
S. Rick Meikle                          Brent A. Orrico
Director                                Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                          (ITEM 8 AND ITEM 14 (A) (1))


Report of Management.....................................................63
Report of Audit Committee................................................63
Independent Auditors' Report.............................................64
Consolidated Statements of Financial Condition as of March 31, 1999 and
  1998...................................................................65
Consolidated Statements of Income for the Years Ended March 31, 1999,
  1998 and 1997..........................................................66
Consolidated Statements of Comprehensive Income for the Years
  ended March 31, 1999, 1998 and 1997....................................67
Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended March 31, 1999, 1998 and 1997..............................68
Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1999, 1998 and 1997..........................................70
Notes to the Consolidated Financial Statements...........................72

June 10, 1999

Report of Management:

To the Stockholders:

The management of First Washington Bancorp, Inc. ("the Company) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management. In the opinion of management, the financial statements and other information herein present fairly the financial condition and operations of the Company at the dates indicated in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining an effective internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff which reports to the Audit Committee of the Board of Directors. Internal auditors monitor the operation of the internal control system and report findings to management and the Audit Committee. When appropriate, corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit Committee provides oversight to the financial reporting process. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Bank's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Bank in addition to reviewing the Bank's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Committee.

/s/ Gary Sirmon                         /s/ D. Allan Roth
Gary Sirmon, Chief Executive Officer    D. Allan Roth, Chief Financial Officer


June 10, 1999


Report of the Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors is comprised of all directors who are not employees of the Company. The Audit Committee has reviewed the audited financial statements of First Washington Bancorp, Inc. with management of the Company, including a discussion of the quality of the accounting principles applied and significant judgments and estimates affecting the financial statements. The Audit Committee has also discussed with the outside auditors the auditors' opinion of the quality of those principles and significant judgments as applied by management in preparation of the financial statements. In addition, the members of the Audit Committee have discussed among themselves, without management or the outside auditors present, the information disclosed to the committee by management and the outside auditors and have met regularly with the internal audit staff, without management present, to review compliance with approved policies and procedures. In reliance on these reviews and discussions, the Audit Committee believes that the financial statements of First Washington Bancorp, Inc. are fairly presented in conformity with generally accepted accounting principles in all material respects.

/s/ Robert D. Adams

Robert D. Adams
Audit Committee Chairman

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
First Washington Bancorp, Inc. and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of First Washington Bancorp, Inc. and subsidiaries (the Company) as of March 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of First Washington Bancorp, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

/s/Deloitte and Touche LLP

DELOITTE & TOUCHE LLP
June 10, 1999
Seattle, Washington

                 FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (in thousands, except shares)
                              March 31, 1999 and 1998

ASSETS                                                   1999         1998
                                                         ----         ----
Cash and due from banks                             $   72,503    $  42,529
Securities available for sale, cost $358,540 and
 $298,346                                              362,021      302,419
Securities held to maturity, fair value $2,235
 and $194                                                2,155          194
Federal Home Loan Bank stock                            23,137       16,050
Loans receivable:
 Held for sale,  fair value $11,256 and $12,436         11,256       12,436
 Held for portfolio                                  1,103,674      752,338
 Allowance for loan losses                             (12,261)      (7,857)
                                                    ----------   ----------
                                                     1,102,669      756,917

Accrued interest receivable                              9,898        7,569
Real estate held for sale, net                           1,439          882
Property and equipment, net                             15,960       11,379
Costs in excess of net assets acquired (goodwill),
  net                                                   34,182       11,007
Deferred income tax asset, net                             758           --
Other assets                                             7,178        5,126
                                                    ----------   ----------
                                                    $1,631,900   $1,154,072
                                                    ==========   ==========
LIABILITIES
Deposits:
 Non-interest-bearing                               $   97,062   $   56,691
 Interest-bearing                                      853,786      545,831
                                                    ----------   ----------
                                                       950,848      602,522
Advances from Federal Home Loan Bank                   408,252      297,549
Other borrowings                                        78,467       91,723
Accrued expenses and other liabilities                   7,928        5,475
Deferred compensation                                    1,691        3,798
Deferred income tax liability, net                          --          541
Income taxes payable                                     1,106        2,280
                                                    ----------   ----------
                                                     1,448,292    1,003,888
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                        --           --
Common stock - $0.01 par value, 27,500,000 shares
 authorized, 12,001,562 shares issued: *
  11,647,615 shares and 10,948,123 shares outstanding *
  at March 31, 1999 and 1998, respectively.            130,770      108,994
Retained earnings                                       59,958       72,962
Accumulated other comprehensive income:
 Unrealized gain (loss) on securities available
  for sale                                               2,296        2,680
Treasury stock, at cost: none and 1,053,439 shares *
 at March 31, 1999 (see Note 1) and 1998, respectively      --      (20,979)
Unearned shares of common stock issued to Employee
 Stock Ownership Plan (ESOP) trust:
  745,918 and 787,897 restricted shares outstanding *
  at March 31, 1999 and 1998, respectively, at cost     (6,781)      (7,163)

Carrying value of shares held in trust for stock
 related compensation plans                             (4,785)      (6,310)
Liability for common stock issued to deferred, stock
 related, compensation plan                              2,150           --
                                                    ----------   ----------
                                                        (2,635)      (6,310)
                                                    ----------   ----------
                                                       183,608      150,184
                                                    ----------   ----------
                                                    $1,631,900   $1,154,072
                                                    ==========   ==========
*Adjusted for stock dividend: see Note 2.

                   See notes to consolidated financial statements

              FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands except for per share data)
             For the years ended March 31, 1999, 1998 and 1997

                                              1999         1998       1997
                                              ----         ----       ----
INTEREST INCOME:
 Loans receivable                         $  89,615     $  64,695  $  46,549
Mortgage-backed securities                  13,025         12,522     12,420
 Securities and cash equivalents              9,652         7,930      8,323
                                          ---------     ---------  ---------
                                            112,292        85,147     67,292
                                          ---------     ---------  ---------
INTEREST EXPENSE:
 Deposits                                    34,019        25,289     21,736
 Federal Home Loan Bank advances             21,430        16,782     12,504
 Other borrowings                             4,993         4,580      2,132
                                          ---------     ---------  ---------
                                             60,442        46,651     36,372
                                          ---------     ---------  ---------
 Net interest income before provision
  for loan losses                            51,850        38,496     30,920
PROVISION FOR LOAN LOSSES                     2,841         1,628      1,423
                                          ---------     ---------  ---------
Net interest income                          49,009        36,868     29,497

OTHER OPERATING INCOME:
 Loan servicing fees                            798           815        746
 Other fees and service charges               3,574         2,436      1,532
 Gain on sale of loans                        2,884         1,377        684
 Gain (loss) on sale of securities               11             2          2
 Miscellaneous                                  186            90        106
                                          ---------     ---------  ---------
 Total other operating income                 7,453         4,720      3,070

OTHER OPERATING EXPENSES:
 Salary and employee benefits                18,644        13,117     10,574
 Less capitalized loan origination costs     (2,689)       (2,069)    (1,666)
 Occupancy and equipment                      4,816         2,983      2,429
 Information/computer data services           1,603         1,169        912
 Advertising                                    590           450        415
 Savings Association Insurance Fund
  (SAIF) special assessment                      --            --      2,387
 Deposit insurance                              338           280        497
 Amortization of goodwill                     2,389           899        592
 Miscellaneous                                6,054         4,191      3,190
                                          ---------     ---------  ---------
 Total other operating expenses              31,745        21,020     19,330
                                          ---------     ---------  ---------
 Income before provision for income taxes    24,717        20,568     13,237

PROVISION FOR INCOME TAXES                    9,277         7,446      3,923
                                          ---------     ---------  ---------
NET INCOME                                $  15,440     $  13,122  $   9,314
                                          =========     =========  =========
Earnings per common share: see Notes 2
 and 25
   Basic                                  $    1.46     $    1.30  $    0.88
   Diluted                                $    1.40     $    1.25  $    0.87
Cumulative dividends declared per
 common share                             $    0.38     $    0.27  $    0.20

                 See notes to consolidated financial statements

                 FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                               (In thousands)
              For the years ended March 31, 1999, 1998 and 1997

                                              1999         1998       1997
                                              ----         ----       ----

NET INCOME:                               $  15,440    $   13,122 $    9,314

OTHER COMPREHENSIVE INCOME (LOSS), NET
OF INCOME TAXES:
  Unrealized holding gain (loss) during
   the period, net of deferred income tax
   (benefit) of $(194), $1,588 and $(606)      (377)        3,082     (1,176)
  Less adjustment for gains included in
   net income, net of income tax of $4,
   $1 and $1                                      7             1          1
                                          ---------     ---------  ---------
  Other comprehensive income (loss)            (384)        3,081     (1,175)
                                          ---------     ---------  ---------

COMPREHENSIVE INCOME                      $  15,056     $  16,203  $   8,139
                                          =========     =========  =========

              See notes to consolidated financial statements

             FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in thousands)
             For the years ended March 31, 1999, 1998 and 1997

                                              1999         1998       1997
                                              ----         ----       ----
COMMON STOCK:
 Balance, beginning of year                $108,994    $107,953    $107,479
 Issuance of stock in connection with
  acquisitions                               12,776          --          --
 Assumption of options in connection
  with acquisitions                           2,546          --          --
 Excess of basis over proceeds of stock
  reissued for exercised stock options         (265)        (29)         --
 Record 10% stock dividend: see Note 2       24,371          --          --
 Repurchase and retirement of stock
  subsequent to reincorporation              (7,926)         --          --
 Repurchase of forfeited shares,
  subsequent to reincorporation                 (29)         --          --
 Retirement of treasury stock resulting
  from reincorporation in State of
  Washington: see Note 1                    (11,116)         --          --
 Release of earned ESOP shares                  542         839         417
 Issuance of stock to fund stock
  related compensation plans                    601          --          57
 Recognition of tax benefit related to
  release of MRP shares                         276         231          --
                                           --------   ---------   ---------
 Balance, end of year                       130,770     108,994     107,953

RETAINED EARNINGS:
 Balance, beginning of year                  72,962      62,572      55,343
 Net income                                  15,440      13,122       9,314
 Record 10% stock dividend                  (24,371)         --          --
 Cash dividends                              (4,073)     (2,732)     (2,085)
                                           --------   ---------   ---------
 Balance, end of year                        59,958      72,962      62,572

ACCUMULATED OTHER COMPREHENSIVE INCOME:
 Balance, beginning of year                   2,680        (401)        774
 Other comprehensive income (loss), net
  of related income taxes                      (384)      3,081      (1,175)
                                           --------   ---------   ---------
 Balance, end of year                         2,296       2,680        (401)

TREASURY STOCK:
 Balance, beginning of year                 (20,979)     (6,954)         --
 Issuance of stock in connection with
  acquisitions                               17,206          --          --
 Purchases of treasury stock, prior to
  reincorporation                            (7,340)    (13,993)    (12,905)
 Purchases of treasury stock for
  exercised stock options                      (409)        (74)         --
 Issuance of treasury stock for MRP and/
  or exercised stock options                    409          74       5,957
 Repurchase of forfeited shares from MRP         (3)        (32)         (6)
 Retirement of treasury shares resulting
  from reincorporation in State of
  Washington: see Note 1                     11,116          --           -
                                           --------   ---------   ---------
 Balance, end of year                            --     (20,979)     (6,954)

UNEARNED, RESTRICTED ESOP SHARES AT COST:
 Balance, beginning of year                  (7,163)     (7,751)     (8,331)
 Release of earned ESOP shares                  382         588         580
                                           --------   ---------   ---------
 Balance, end of year                        (6,781)     (7,163)     (7,751)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK RELATED COMPENSATION PLANS:
 Balance, beginning of year                  (6,310)     (6,783)     (1,123)
 Cumulative effect of change in accounting
   for Rabbi Trust: see Note 1                1,095          --          --
 Stock issued to fund Rabbi Trust plans        (601)         --          --
 Net change in number and/or valuation of
   shares held in trust                       1,987        (740)       (548)
 Issuance of treasury stock for MRP              --          --      (6,014)
 Amortization of compensation related
  to MRP                                      1,194       1,213         902
                                           --------   ---------   ---------
 Balance, end of year                        (2,635)     (6,310)     (6,783)
                                           --------   ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                 $183,608   $ 150,184   $ 148,636
                                           ========   =========   =========

                 See notes to consolidated financial statements

                 FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (in thousands)
                 For the years ended March 31, 1999, 1998 and 1997

                                            1999*       1998*       1997*
                                            -----       -----       -----
COMMON STOCK, SHARES ISSUED:
 Number of shares, beginning of year        12,002      12,002      12,002
                                           -------     -------     -------
 Number of shares, end of year              12,002      12,002      12,002
                                           -------     -------     -------

LESS TREASURY STOCK RETIRED/
REPURCHASED: see Note 1:
 Number of shares, beginning of year        (1,054)       (431)         --
 Repurchase stock                             (675)       (621)       (875)
 Repurchase stock for exercised
  stock options                                (18)         (3)         --
 Issuance of stock to deferred compensation
  plan and/or exercised stock options           34           3         445
 Stock issued in acquisitions                1,361          --          --
 Repurchase of stock forfeited from MRP         (2)         (2)         (1)
                                          --------    --------    --------
Shares of stock retired/repurchased,
 end of year                                  (354)     (1,054)       (431)
                                          --------    --------    --------

SHARES OUTSTANDING, END OF YEAR             11,648      10,948      11,571
                                          ========    ========    ========

UNEARNED, RESTRICTED ESOP SHARES:
 Number of shares, beginning of year          (788)       (853)       (917)
 Release of earned shares                       42          65          64
                                          --------    --------    --------
 Number of shares, end of year                (746)       (788)       (853)
                                          ========    ========    ========

* Adjusted for stock dividend: see Note 2.

                  See notes to consolidated financial statements

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) FOR THE
                  Years ended March 31, 1999, 1998 and 1997
                                              1999        1998       1997
                                              ----        ----       ----
OPERATING ACTIVITIES:
 Net income                                 $15,440     $13,122     $ 9,314
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Deferred taxes                              (144)        374        (315)
   Depreciation                               1,901       1,135         744
   Loss (gain) on sale of securities            (11)         (2)         (2)
   Net amortization of premiums and
    discounts on investments                  1,017         287        (595)
   Amortization of costs in excess of net
    assets acquired                           2,389         899         592
   Amortization of MRP compensation
    liability                                 1,194       1,213         902
   Loss (gain) on disposal of equipment         (95)         (7)         --
   Loss (gain) on sale of loans              (1,903)       (933)       (699)
   Net change in deferred loan fees,
    premiums and discounts                       46         523         792
   Loss (gain) on disposal of real estate
    held for sale                                35          30          62
   Amortization of mortgage servicing
    rights                                      277         100          72
   Capitalization of mortgage servicing
    rights from sale of mortgages
    with servicing retained                    (981)       (442)         --
   Provision for loan losses                  2,841       1,628       1,423
   FHLB stock dividend                       (1,545)     (1,146)       (868)
   Cash provided (used) in operating assets
    and liabilities:
     Loans held for sale                      3,306      (9,496)        665
     Accrued interest receivable             (1,111)       (619)       (335)
     Other assets                               865        (482)         90
     Deferred compensation                      380         288         258
     Accrued expenses and other liabilities     170       1,038         546
     Income taxes payable                    (1,709)        (38)       (256)
                                           --------    --------    --------
       Net cash provided by operating
        activities                           22,362       7,472      12,390
                                           --------    --------    --------
INVESTING ACTIVITIES:
 Purchases of securities available
  for sale                                 (353,354)   (233,660)   (485,548)
 Principal repayments and maturities of
  securities available for sale             301,393     221,766     534,177
 Sales of securities available for sale       2,637       1,405         769
 Principal repayments and maturities of
  securities held to maturity                   647         793       1,092
 Loans originated and closed, net          (716,952)   (511,398)   (270,240)
 Purchases of loans and participating
  interest in loans                         (86,165)    (51,049)   (117,584)
 Sales of loans and participating
  interest in loans                         127,452      81,575      36,942
 Principal repayments on loans              521,958     375,868     207,526
 Purchases of FHLB stock                     (3,437)     (2,097)     (2,909)
 Proceeds from sale of property,
  equipment and real estate acquired
  for development                               373          13           5
 Purchases of property and equipment         (3,067)     (1,986)     (1,463)
 Additional investment in real estate
  held for sale, net of insurance proceeds     (165)        (26)         --
 Proceeds from sale of real estate held
  for sale                                    2,661       2,417         652
 Funds transferred to deferred compensation
  plans                                        (494)        (91)        (94)
 Acquisitions, net of cash acquired          13,877          --     (17,289)
                                           --------    --------    --------
    Net cash used by investing activities $(192,636)  $(116,470)  $(113,964)
                                           --------    --------    --------
                             Continued on next page

              FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
             For the years ended March 31, 1999, 1998 and 1997

                         (Continued from prior page)

                                               1999        1998       1997
                                               ----        ----       ----
FINANCING ACTIVITIES:
 Compensation expense recognized for shares
  released for allocation to participants of
  the ESOP:
   Original basis of shares                 $    382    $    588   $    580
   Excess of fair value of released shares
    over basis                                   542         839        417
   Increase (decrease) in deposits           129,998      46,645     36,842
   Proceeds from FHLB advances               300,807     640,025    600,327
   Repayment of FHLB advances               (199,099)   (573,991)  (548,231)
   Proceeds from repurchase agreement
    borrowings                                   268      33,687     42,444
   Repayment of repurchase agreement
    borrowings                               (13,008)       (431)      (133)
   Cash dividends paid                        (3,595)     (2,583)    (1,907)
   Increase (decrease) in other borrowings      (516)     (3,718)      (398)
   Net cost of exercised stock options          (265)        (29)        --
   Repurchases of stock                      (15,266)    (13,993)   (12,905)
                                            --------    --------    -------
      Net cash provided by financing
       activities                            200,248     127,039    117,036
                                            --------    --------    -------
NET INCREASE (DECREASE) IN CASH AND DUE
 FROM BANKS                                   29,974      18,041     15,462
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD  42,529      24,488      9,026
                                            --------    --------    -------
CASH AND DUE FROM BANKS, END OF PERIOD      $ 72,503    $ 42,529    $24,488
                                            ========    ========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Interest paid                               $59,407    $ 46,311    $35,744
 Taxes paid                                  $10,619    $  7,108    $ 4,494
 Non-cash transactions:
  Loans, net of discounts, specific loss
    allowances and unearned income trans-
    ferred to real estate held for sale      $ 3,007    $  2,246    $ 1,059
  Net change in accrued dividends payable $ 477 $ 149 $ 178 Net change in unrealized gain (loss) in deferred compensation trust and
    related liability                        $ 3,498    $    707    $   475
  Stock issued to Rabbi Trust/MRP            $   601    $     --    $ 6,014
  Stock forfeited by MRP                     $    32    $     32    $     6
  Recognize tax benefit of vested MRP shares $ 276 $ 231 $ -- Fair value of stock issued and options assumed in connection with the
   acquisitions                              $32,527    $     --    $    --
  Non-cash portion of 10% stock dividend     $24,360    $     --    $    --

             See notes to consolidated financial statements

FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997

NOTE 1:    REINCORPORATION AND SUMMARY OF ACCOUNTING POLICIES

Reincorporation: The stockholders of First Savings Bank of Washington Bancorp, Inc., a Delaware corporation and herein referred to as "FSBWB," approved the reincorporation of FSBWB from Delaware to Washington on July 24, 1998. The purpose of the reincorporation was to save higher costs incurred as a result of being a Delaware corporation. The reincorporation was effected July 24, 1998 by merging FSBWB into a wholly-owned subsidiary which had been recently formed solely for the purpose of effecting the reincorporation. The surviving corporation is known as First Washington Bancorp, Inc., a Washington corporation, and is hereafter referred to as "FWWB" or "the Company." Upon consummation of the merger, each share of Common Stock of FSBWB, par value $.01 per share, was automatically converted into one share of Common Stock of FWWB, par value $.01 per share.

The merger was consummated under the terms and conditions of a Plan of Merger pursuant to which FSBWB ceased to exist as a Delaware corporation, the stockholders of FSBWB became shareholders of FWWB, FWWB succeeded to all the assets, liabilities, subsidiaries and other properties of FSBWB to the full extent provided by law, and the rights of the shareholders and internal affairs of FWWB are to be governed by the articles of incorporation and bylaws of FWWB and the Washington Business Corporation Act, as amended. As a result of the merger, FWWB has the same recorded basis, business, management, benefit plans, location, assets, liabilities and net worth as did FSBWB. However, because the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

Basis for Presentation: The Company is a bank holding company incorporated in the State of Washington. The Company was originally organized for the purpose of acquiring all of the capital stock of First Savings Bank of Washington
(FSBW) upon its reorganization from the mutual holding company form of organization to the stock holding company form of organization.

The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, FSBW, Inland Empire Bank (IEB), and Towne Bank (TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its sixteen branch offices and three loan production offices located in southeast, central, north central and western Washington. FSBW also conducts business through its division, WSB, which has five branch offices and one loan production office located in northwest Washington in Bellingham, Washington, and Whatcom and Island counties. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon, and its five branch offices and two loan production offices located in northeast Oregon. TB operates six full service branches in the Seattle, Washington, metropolitan area--in Woodinville, Redmond, Bellevue, Renton, Kirkland and Bothell. The Company's only significant assets are the capital stock of its subsidiaries, its loan to the Company's Employee Stock Ownership Plan (ESOP) (see Note 15) and the portion of the net proceeds retained from the offering. The Company has no significant liabilities.

The Company and its Bank subsidiaries are subject to regulation by the Federal Reserve Board (FRB) and the FDIC. In addition FSBW, IEB and TB are subject to the state banking regulations applicable to their state charters.

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

Principles of Consolidation: The consolidated financial statements include the accounts of FWWB and its wholly owned subsidiaries, FSBW, IEB and TB. All material intercompany transactions, profits and balances have been eliminated.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements. The Company has used significant estimates in determining reported reserves and allowances for loan losses, mortgage servicing rights, goodwill, tax liabilities and other contingencies.

Securities: Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income, a component of stockholders' equity, until realized. Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

Loans Receivable: The Banks originate mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis. The Banks also originate commercial, financial, agribusiness and installment credit loans for portfolio investment. Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts, and premiums. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

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

Costs in Excess of Net Assets Acquired: Costs in excess of net assets acquired (goodwill) is an intangible asset arising from the purchase of IEB, TB and WSB. It is being amortized on a straight-line basis over the 14-year period of expected benefit. The Company periodically evaluates goodwill for impairment.

Mortgage Servicing Rights: Purchased servicing rights represent the cost of acquiring the right to service mortgage loans. Originated servicing rights are recorded when mortgage loans are originated and subsequently sold or securitized with the servicing rights retained. The total cost of mortgage loans sold is allocated to the servicing rights and the loans (without the servicing rights) based on relative fair values. The cost relating to purchased and originated servicing is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

The Banks assess the fair value of unamortized remaining servicing rights for impairment on a stratum by stratum basis every quarter by using secondary market quotes for comparable packages of serviced loans and a valuation model that calculates the present value of future cash flows using market discount rates and market based assumptions for prepayment speeds, servicing costs and ancillary income for those pools of serviced mortgages for which secondary market quotes are not readily available. For purposes of measuring impairment, the servicing rights are stratified based on their interest rate, original and remaining terms to maturity and balances outstanding.

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transactions occurring after December 31, 1996. SFAS No. 125 superseded SFAS No. 122, Accounting for Mortgage Servicing Rights, and amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities, to eliminate the distinction between normal and excess servicing rights. The Banks adopted SFAS No. 125 on January 1, 1997, and account for their mortgage servicing rights accordingly. The adoption did not have a material impact.

Allowances for Loan Losses: The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment by the Banks include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance, and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Banks' loan portfolios including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company's historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

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

       Buildings and improvements...............................10-30 years
       Furniture and equipment...................................3-10 years

Routine maintenance, repairs, and replacement costs are expensed as incurred. Expenditures which materially increase values or extend useful lives are capitalized.

Loan Origination and Commitment Fees: Loan origination fees, net of certain specifically defined direct loan origination costs, are deferred and recognized as an adjustment of the loans' interest yield using the level-yield method over the contractual term of each loan adjusted for actual loan prepayment experience. Net deferred fees or costs related to loans held for sale are recognized in income at the time the loans are sold. Loan commitment fees are deferred until the expiration of the commitment period unless management believes there is a remote likelihood that the underlying commitment will be exercised, in which case the fees are amortized to fee income using the straight-line method over the commitment period. If a loan commitment is exercised, the deferred commitment fee is accounted for in the same manner as a loan origination fee. Deferred commitment fees associated with expired commitments are recognized as fee income.

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

Employee Stock Ownership Plan: The Company sponsors an ESOP. The ESOP purchased 8% of the shares of common stock issued in the reorganization and initial public stock offering pursuant to the subscription rights granted under the ESOP plan. The ESOP borrowed $8,728,500 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contribution to the ESOP, and the collateral for the loan is the Company's common stock purchased by the ESOP. As the debt is repaid, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants' accounts. As shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest (see additional discussion in Note 15).

Average Balances: Average balances are obtained from the best available daily, weekly or monthly data, which FWWB's management believes approximate the average balances calculated on a daily basis.

New Accounting Standards Adopted in These Financial Statements: SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and established, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. As issued, SFAS No. 125 was effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which deferred the adoption date of certain collateral recognition provisions of SFAS No. 125 until January 1, 1998. FWWB adopted the relevant provisions of SFAS No. 125 effective January 1, 1997, and the deferred provisions effective January 1, 1998. There was no material impact on FWWB's results of operations or financial condition due to the adoption of these statements.

SFAS No. 130, Reporting Comprehensive Income, was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. This statement does not affect the results of operations or financial condition of FWWB or its subsidiaries. FWWB and its subsidiaries adopted SFAS No. 130 on April 1, 1998.

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This statement does not affect the results of operations or financial condition of FWWB or its subsidiaries. SFAS No. 131 was adopted by FWWB and its subsidiaries on April 1, 1998 (see Note 27).

In July 1998, the Emerging Issues Task Force (EITF) of FASB reached a consensus on the accounting treatment for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested. The consensus position (EITF 97-14) was applied as of September 30, 1998 for all awards granted, and existing plans were required to be amended prior to September 30, 1998. Application of the consensus is reflected as a change in accounting principle under which the Company stock purchased for a Rabbi Trust obligation and the related liability for deferred compensation are recorded at acquisition cost. Prior to this change the stock was recorded at fair market value. The effect of this change in accounting increased equity by $1.1 million and reduced the related liability for deferred compensation by the same amount.

Recent Accounting Standards Not Yet Adopted: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FWWB will implement this statement on January 1, 2000. The impact of the adoption of the provisions of this statement on the results of operations or financial condition of FWWB has not yet been determined.

SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. Prior to issuance of SFAS No. 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS No. 134 requires that the security be classified either trading, available for sale or held to maturity according to the Company's intent, unless the Company has already committed to sell the security before or during the securitization process. The statement is effective for all fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the results of operations or financial condition of the Company.

Reclassification: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

NOTE 2: RECENT DEVELOPMENTS AND ACQUISITIONS

Declaration of 10% Stock Dividend:
On July 24, 1998 FWWB's Board of Directors declared a 10% stock dividend payable August 17, 1998 to shareholders of record on August 10, 1998. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

Acquisition of Towne Bancorp, Inc.:
On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc. FWWB paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB became a wholly owned subsidiary of FWWB. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB is a community business bank which had, before recording of goodwill, approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. TB operates six full service branches in the Seattle, Washington, metropolitan area--in Woodinville, Kirkland, Redmond, Bellevue, Renton and Bothell.

Acquisition of  Whatcom State Bancorp, Inc.:
On January 1, 1999 FWWB completed the acquisition of Whatcom State Bancorp, Inc. FWWB paid $12.1 million in common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom State Bancorp, Inc. into FWWB, WSB became a division of FSBW. The acquisition was accounted for as a purchase and resulted in the recording of approximately $6.3 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of approximately $114,300 per quarter or $457,000 per year. Founded in 1980, WSB is a community commercial bank which had, before recording of goodwill, approximately $99 million in total assets, $85 million in deposits, $79 million in loans, and $5.4 million in shareholders' equity at December 31, 1998. WSB operates five full service branches in the Bellingham, Washington, area Bellingham, Ferndale, Lynden, Blaine and Point Roberts.

The results of operations of TB and WSB from the completion dates of each acquisition are included in the financial statements for the year ended March 31, 1999. The following information presents the pro forma results of operations for the year ended March 31, 1998, as though the acquisitions had occurred on April 1, 1997. The pro forma results do not necessarily indicate the actual results that would have been obtained, nor are they necessarily indicative of the future operations of the combined companies. The pro forma results for the year ended March 31, 1999 would not materially differ from actual results as TB has been included for the entire year and the pro forma results of operations of WSB would not significantly differ from actual results.
                                            Year ended March 31
                                            Pro Forma (unaudited)
                                     -------------------------------------
                                    (in thousands except per share amounts)

                                                                      1998
                                                                      ----
  Net interest income before
   provision for loan loss                                          $50,312
  Net income                                                         13,766
  Net income per share:
    Basic                                                              1.28
    Diluted                                                            1.23

Acquisition of Inland Empire Bank:
The Company completed the acquisition of IEB effective August 1, 1996. The Company paid the former shareholders of IEB $60.8951 per share, in cash, for a total acquisition price of $32.8 million. The acquisition of IEB was treated as a purchase for accounting purposes. The assets and liabilities of IEB have been recorded on the books of the Company at their respective fair market values at the effective date the acquisition was consummated. Goodwill was recorded at $12.5 million. Amortization of goodwill over a 14-year period results in a charge to earnings of approximately $893,000 per year.

Acquisition of Seaport Citizens Bank:
Subsequent to year end, on April 1, 1999 FWWB and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which is headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition will be accounted for as a purchase and resulted in the recording of approximately $6.2 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets will be amortized over a 14-year period and will result in a current charge to earnings of approximately $107,200 per quarter, beginning in the first quarter of fiscal 2000, or $429,000 per year. Founded in 1979, SCB is a commercial bank which had, before recording of goodwill, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operates two full service branches in the Lewiston, Idaho, area.

Note 3: CASH AND DUE FROM BANKS

Cash and due from banks consisted of the following (in thousands):
                                                          March 31
                                                    --------------------
                                                    1999            1998
    Cash on hand and demand deposits             $ 51,126        $ 26,942
    Cash equivalents:
      Short-term cash investments                   2,562          10,342
    Federal funds sold                             18,815           5,245
                                                 --------        --------
                                                 $ 72,503        $ 42,529
                                                 ========        ========
For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $6.4 million and $2.8 million at March 31, 1999 and 1998, respectively.

Note 4: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (in thousands):

                                                March 31, 1999
                                 -------------------------------------------
                                              Gross      Gross     Estimated
                                 Amortized  unrealized unrealized    fair
                                    cost      gains      losses      value
                                    ----      -----      ------      -----

U.S. Government and agency
 obligations                    $ 56,477     $   205    $  (164)   $ 56,518
Municipal bonds:
 Taxable                           2,737          97         (1)      2,833
 Tax exempt                       30,994       1,338        (73)     32,259
Corporate bonds                   24,729         117       (511)     24,335
Mortgage-backed securities:
 FHLMC certificates                3,446          63         (7)      3,502
 GNMA certificates                22,446         199       (137)     22,508
 FNMA certificates                 6,823          68        (50)      6,841
 Collateralized mortgage
   obligations                   210,526         619     (1,361)    209,784
FHLMC stock                           49       2,971         --       3,020
FARMERMAC stock                       10          27         --          37
FNMA stock                           303          81         --         384
                                --------     -------    -------    --------
                                $358,540     $ 5,785    $(2,304)   $362,021
                                ========     =======    =======    ========
Proceeds from sales of securities during fiscal 1999 were $2,637,000. Gross gains of $11,000 and gross losses of $0 were realized on those sales.

At March 31, 1999, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government and agencies thereof) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.

                                                March 31, 1998
                                 -------------------------------------------
                                              Gross      Gross     Estimated
                                 Amortized  unrealized unrealized    fair
                                    cost      gains      losses      value
                                    ----      -----      ------      -----

U.S. Government and agency
  obligations                   $ 65,414    $   232    $    (52)   $ 65,594
Municipal bonds, tax exempt       30,607      1,489          (3)     32,093
Corporate bonds                    4,279         43         (18)      4,304
Mortgage-backed securities:
 FHLMC certificates                3,308         74         (21)      3,361
 GNMA certificates                16,499        363           --     16,862
 FNMA certificates                 6,010         82         (44)      6,048
 Collateralized mortgage
   obligations                   171,367      1,074      (1,582)    170,859
 FHLMC stock                         549      2,335          --       2,884
 FARMERMAC stock                      10         28          --          38
 FNMA stock                          303         73          --         376
                                --------    -------    --------    --------
                                $298,346    $ 5,793    $ (1,720)   $302,419
                                ========    =======    ========    ========

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

The amortized cost and estimated fair value of securities available for sale at March 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                        March 31, 1999
                                                   ---------------------
                                                   Amortized   Estimated
                                                     cost     fair value
                                                     ----     ----------

Due in one year or less                           $  8,575      $  6,004
Due after one year through five years               58,001        61,102
Due after five years through ten years              37,999        38,687
Due after ten years                                253,162       252,787
                                                  --------      --------
                                                   357,737       358,580
Equity securities                                      803         3,441
                                                  --------      --------
                                                  $358,540      $362,021
                                                  ========      ========

Note 5: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (in thousands):

                                                March 31, 1999
                                 -------------------------------------------
                                              Gross      Gross     Estimated
                                 Amortized  unrealized unrealized    fair
                                    cost      gains      losses      value
                                    ----      -----      ------      -----


Municipal bonds tax exempt       $  1,991     $   81    $    --    $  2,072
Collateralized mortgage
 obligations                          164         --         (1)        163
                                 --------     ------    -------    --------
                                 $  2,155     $   81    $    (1)   $  2,235
                                 ========     ======    =======    ========

                                                March 31, 1998
                                 -------------------------------------------
                                              Gross      Gross     Estimated
                                 Amortized  unrealized unrealized    fair
                                    cost      gains      losses      value
                                    ----      -----      ------      -----

Certificates of deposit          $    194     $   --    $    --    $    194
                                 ========     ======    =======    ========

The amortized cost and estimated fair value of securities held to maturity at March 31, 1999, by contractual maturity, are shown below (in thousands):

                                                       March 31, 1999
                                                     ---------------------
                                                     Amortized   Estimated
                                                       cost     fair value
                                                       ----     ----------

Due in one year or less                              $   285     $   287
Due after one year through five years                  1,172       1,215
Due after five years through ten years                   434         451
Due after ten years                                      264         282
                                                     -------     -------
                                                     $ 2,155     $ 2,235
                                                     =======     =======

Note 6: ADDITIONAL INFORMATION REGARDING COMPOSITION OF SECURITIES AND CASH EQUIVALENT INTEREST INCOME

The following table sets forth the composition of income from securities and deposits for the periods indicated (in thousands):

                                                 Years ended March 31
                                             ------------------------------
                                             1999        1998        1997

Taxable interest income                    $ 6,069     $ 4,647     $ 5,227
Tax-exempt interest income                   1,967       2,031       2,033
Other stock dividend income                     71         105         195
Federal Home Loan Bank stock dividend
  income                                     1,545       1,147         868
                                           -------     -------     -------
     Total securities and cash equivalent
       interest income                     $ 9,652     $ 7,930     $ 8,323
                                           =======     =======     =======

Note 7: LOANS RECEIVABLE

Loans receivable at March 31 are summarized as follows (in thousands) (includes loans held for sale):

                                                            1999       1998
One- to four-family real estate loans                  $  407,673  $  423,850
Commercial and multifamily real estate loans              324,858     167,859
Construction and land                                     217,094     132,409
Commercial                                                149,943      30,599
Agricultural                                               46,800      37,052
Consumer, credit card and other                            44,346      30,842
                                                       ----------  ----------
                                                        1,190,714     822,571

Less:
       Loans in process                                   (71,638)    (54,500)
        Deferred loan fees, discounts and premiums         (4,146)     (3,297)
       Allowance for loan losses                          (12,261)     (7,857)
                                                       ----------  ----------
                                                       $1,102,669  $  756,917
                                                       ==========  ==========

Loans serviced for others totaled $268,756,000 and $211,662,000 at March 31, 1999 and 1998, respectively. Custodial accounts maintained in connection with this servicing totaled $4,088,000 and $4,169,000 at March 31, 1999 and 1998, respectively.

The Banks' outstanding loan commitments totaled $147,122,000 and $74,087,000 at March 31, 1999 and 1998, respectively. In addition, the Banks had outstanding commitments to sell loans of $3,791,000 at March 31, 1999.

Loans held for sale at March 31, 1999, and 1998 of $11,256,000 and $12,436,000, respectively, are stated net of any unrealized losses, undisbursed loans in process and deferred loan fees.

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

                                               March 31
                              --------------------------------------------
                                       1999                  1998
                                       ----                  ----
                                Loan      Allocated   Loan       Allocated
                               Amount     reserves    amount      reserves
                               ------     --------    ------      --------

Nonaccrual loans            $  3,695     $    739    $    --     $     --
Other impaired loans              --           --         --           --
                            --------     --------    -------     --------
                            $  3,695     $    739    $    --     $     --
                            ========     ========    =======     ========

The average balance of impaired loans and the related interest income recognized were as follows:

                                            Years ended March 31
                                         ------------------------

                                         1999     1998       1997
                                         ----     ----       ----

Average balance of impaired loans       $ 622   $  --     $    --
Interest income recognized                 --      --          --

The Banks originate both adjustable- and fixed-rate loans. At March 31, 1999, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

  Fixed-rate (term to maturity):

   Less than one year                                     $ 46,727
   One to three years                                       68,728
   Three to five years                                      90,371
   Five to ten years                                        99,937
   Over ten years                                          318,599
                                                          --------
                                                          $624,362
                                                          ========
  Adjustable-rate (term to rate adjustment):

   Less than one year                                     $393,594
   One to three years                                       29,567
   Three to five years                                      58,100
   Five to ten years                                         1,321
   Over ten years                                            7,986
                                                          --------
                                                          $490,568
                                                          ========

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the Banks' internal cost of funds, the FHLB's National Cost of Funds Index and 11th District Cost of Funds, One Year Constant Maturity Treasury Index, or Prime Rate (The Wall Street Journal). Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

NOTE 8: ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS

An analysis of the changes in the allowances for loan losses for the three years ended March 31, 1999 (in thousands) is as follows:

                                                    Years ended March 31
                                                ----------------------------
                                                1999        1998        1997
                                                ----        ----        ----

Balance, beginning of the year                $ 7,857     $ 6,748     $ 4,051

Allowances added through business
 combinations                                   2,693          --       1,416

Provision                                       2,841       1,628       1,423
Recoveries of loans previously charged off:
   Residential real estate                         --          --          --
   Commercial/multifamily real estate              60           6          38
   Construction/land                               --          --          --
   Commercial business                            143          27          --
   Agribusiness                                     1           2          --
   Consumer finance                                15          14           8
   Credit cards                                     6           2           7
                                               ------     -------     -------
                                                  225          51          53
Loans charged off:
   Residential real estate                        (25)       (359)       (127)
   Commercial/multifamily real estate             (35)         --          --
   Construction/land                              (69)        (11)         --
   Commercial business                           (911)        (19)         --
   Agribusiness                                    (5)         --          (2)
   Consumer finance                              (126)        (89)        (28)
   Credit cards                                  (184)        (92)        (38)
                                               ------     -------     -------
                                               (1,355)       (570)       (195)
                                               ------     -------     -------
Net charge offs                                (1,130)       (519)       (142)
                                               ------     -------     -------
Balance, end of year                           $12,261    $ 7,857     $ 6,748
                                               =======    =======     =======

The following is a schedule of the Company's allocation of the allowance for loan losses:
                                                           March 31
                                                 ----------------------------
                                                        (in thousands)
                                                 1999        1998        1997
                                                 ----        ----        ----
Specific or allocated loss allowances:
Secured by real estate:
   One- to four-family real estate loans      $ 2,757     $ 1,059     $ 1,098
   Multifamily and commercial                   3,567         849         547
   Construction                                 1,597         856         844
Commercial/agricultural                         2,522         835         422
Consumer, credit card and other                   841         307         237
                                              -------     -------     -------

      Total allocated                          11,284       3,906       3,148
Unallocated                                       977       3,951       3,600
                                              -------     -------     -------
      Total allowance for loan losses         $12,261     $ 7,857     $ 6,748
                                              =======     =======     =======

Ratio of allowance for loan losses
 to non-performing loans                         1.60        5.53        3.20
Allowance for loan losses as a percent
 of net loans (loans receivable
 excluding allowance for losses)                 1.10%       1.03%       0.94%

The following is a schedule of the Company's non-performing loans:

                                                          March 31
                                                 ----------------------------
                                                       (in thousands)
                                                 1999        1998        1997
                                                 ----        ----        ----
Nonaccrual Loans:
   One- to four-family real estate loans       $3,564     $   448     $ 1,644
   Multifamily real estate                        351          --          --
   Commercial real estate                          --          --         187
   Construction                                   767         367          --
   Commercial business                          1,392         410         206
   Agricultural business                           47           4          --
   Consumer, credit card and other                 17          41          45
                                               ------     -------     -------
                                                6,138       1,270       2,082
Loans more than 90 days delinquent,
 still on accrual:
   One- to four-family real estate loans           20          52          --
   Multifamily real estate                         --          --          --
   Commercial real estate                         384          33          --
   Construction                                    --          32          --
   Commercial business                             --          --          --
   Agricultural business                        1,052          --          --
   Consumer, credit card and other                 82          33          30
                                               ------     -------     -------
                                                1,538         150          30
                                               ------     -------     -------
Total non-performing loans                     $7,676     $ 1,420     $ 2,112
                                               ======     =======     =======

Non-performing loans to net loans                0.69%       0.19%       0.33%

Loans are normally placed on nonaccrual status when interest is 90 days past due; however, certain loans with third party guarantees from government sponsored enterprises or readily accessible cash collateral may remain on an accrual basis beyond 90 days past due.

NOTE 9: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at March 31 are summarized as follows (in thousands):

                                                        1999         1998
                                                        ----         ----

Buildings and leasehold improvements                 $ 15,260    $ 11,458
Furniture and equipment                                12,249       7,508
                                                     --------     -------
                                                       27,509      18,966
Less accumulated depreciation                          13,820       9,786
                                                     --------     -------
                                                       13,689       9,180
Land                                                    2,271       2,199
                                                     --------    --------
                                                     $ 15,960    $ 11,379
                                                     ========    ========

The Company periodically evaluates long-lived assets for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

NOTE 10: DEPOSITS

Customer deposits consist of the following at March 31 (in thousands):

                                                            1999        1998
                                                            ----        ----
      Demand, NOW and Money Market accounts,
       including non-interest-bearing deposits
       in 1999 and 1998 of $97,062 and
       $56,691, respectively, 0% to 6%                  $311,686     $188,831

      Regular savings, 2% to 6%                           59,133       42,084

      Certificate accounts:
            2.01% to 4%                                    6,292        1,338
            4.01% to 6%                                  508,830      299,463
            6.01% to 8%                                   63,617       68,214
            8.01% to 10%                                   1,284        2,587
            10.01% to 12%                                      6            5
                                                        --------    ----------
                                                         580,029      371,607
                                                        --------    ---------
                                                        $950,848      602,522
                                                        ========    =========

Deposits at March 31, 1999 and 1998 include public funds of $48,383,000 and $14,576,000, respectively. Securities with a carrying value of $9,956,000 and $9,137,000 were pledged as collateral on these deposits at March 31, 1999 and 1998, respectively, which exceeds the minimum collateral requirements established by state regulations.

Scheduled maturities of certificate accounts at March 31 are as follows (in thousands):

                                                            1999         1998
                                                            ----         ----
      Due in less than one year                         $405,306     $240,074
      One to two years                                    93,343       74,519
      Two to three years                                  38,721       13,565
      Three to four years                                 19,621       11,288
      Four to five years                                  13,490       18,652
      Over five years                                      9,548       13,509
                                                        --------     --------
                                                        $580,029     $371,607
                                                        ========     ========

Included in deposits are certificates of deposit in excess of $100,000 of $186,089,000 and $80,608,000 at March 31, 1999 and 1998, respectively.
Interest on certificates in excess of $100,000 totaled $7,568,000, $3,901,000 and $2,945,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

Deposit interest expense by type for the years ended March 31 is as follows (in thousands):

                                                 1999          1998      1997
                                                 ----          ----      ----
      Certificates                            $27,407       $20,069   $17,314
      Demand, NOW and Money Market accounts     5,256         3,972     3,239
      Regular savings                           1,356         1,248     1,183
                                              -------       -------   -------
                                              $34,019       $25,289   $21,736
                                              =======       =======   =======

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

FSBW has entered into borrowing arrangements with the FHLB to borrow funds under a short-term cash management advance program and long-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB. Additionally, mortgage loans receivable and securities issued, insured, or guaranteed by the U.S. Government or agencies thereof are pledged as security for the loans. At March 31, 1999, FHLB advances were scheduled to mature as follows (in thousands):

                                Adjustable-rate  Fixed-rate        Total
                                   Advances      Advances        Advances
                               -------------- -------------   -------------
                               Rate*   Amount Rate*  Amount   Rate*  Amount
                               -----   ------ -----  ------   -----  ------
   Due in less than one year   5.20% $ 6,000  5.97% $117,300  5.93% $123,300
   One to two years            4.97    3,400  5.60    60,213  5.56    63,613
   Two to three years          5.04    1,000  6.09    59,600  6.07    60,600
   Three to four years           --       --    --        --    --        --
   Four to five years            --       --  5.79    59,890  5.79    59,890
   Over five years             4.78   12,000  5.49    88,849  5.40   100,849
                                     -------        --------        --------
                               4.93% $22,400  5.79% $385,852  5.74% $408,252
                                     =======        ========        ========
* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the year ended March 31 (in thousands):
                                                 1999        1998        1997
                                                 ----        ----        ----

      Maximum outstanding at any month end   $410,304    $299,377    $235,098
      Average outstanding                     363,279     276,328     214,563
           Weighted average interest rates:
            Annual                               5.90%       6.07%       5.83%
            End of year                          5.74        6.04        5.96
      Interest expense during the year        $21,430     $16,782     $12,504

NOTE 12: OTHER BORROWINGS

Retail Repurchase Agreements are included in other borrowings. At March 31, 1999, retail repurchase agreements carry interest rates ranging from 3.25% to 7.20%, payable at maturity, and are secured by the pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a fair value of $15,121,000 as of March 31, 1999.

A summary of retail repurchase agreements at March 31 by the period remaining to maturity is as follows (in thousands):


                                              1999                 1998
                                       ----------------     ----------------
                                       Weighted             Weighted
                                       average              average
                                       rate    Balance      rate    Balance
                                       ------- -------      ------- -------

         Due in less than one year     4.90%   $3,230       5.39%    $4,466
         Two to three years            5.94     1,455       6.10        738
         Three to four years           7.18     1,092        - -        - -
         Four to five years             - -       - -       7.18      1,066
         Over five years                - -       - -        - -        - -
                                               ------                ------
                                       5.59%   $5,777       5.78%    $6,270
                                               ======                ======

The maximum and average outstanding balances and average interest rates on retail repurchase agreements were as follows for the year ended March 31 (in thousands):

                                            1999            1998         1997
                                            ----            ----         ----
Maximum outstanding at any month end     $17,300         $10,206      $11,119
Average outstanding                       10,404           6,934       11,322
Weighted average interest rates:
   Annual                                  5.61%            5.77%        4.80%
   End of year                             5.59             5.78         5.76
Interest expense during the year         $  584          $   400      $   543

Wholesale Repurchase Agreements: The table below outlines the wholesale repurchase agreements as of March 31, 1999 and 1998. The agreements to repurchase are secured by mortgage-backed securities with a fair value of $75,612,000 at March 31, 1999. The broker holds the security while FSBW continues to receive the principal and interest payments from the security. Upon maturity of the agreement the pledged securities will be returned to FSBW.

A summary of wholesale repurchase agreements at March 31 by the period remaining to maturity is as follows (in thousands):

                                          1999                     1998
                                     -----------------       -----------------
                                      Weighted               Weighted
                                      average                average
                                      rate     Balance       rate      Balance
                                      ----     -------       ----      -------

         Due in less than one year    5.20%    $72,690       5.64%     $60,430
         One to two years              - -         - -       5.68       25,000
                                               -------                 -------
                                      5.20%    $72,690       5.65%     $85,430
                                               =======                 =======

The maximum and average outstanding balances and average interest rates on wholesale repurchase agreements were as follows for the year ended March 31 (in thousands):
                                                 1999         1998       1997
                                                 ----         ----       ----

      Maximum outstanding at any month end    $85,430      $85,430    $52,174
      Average outstanding                      78,563       72,276     26,649
     Weighted average interest rates:
        Annual                                   5.61%        5.78%      5.96%
        End of year                              5.20         5.65       5.53
      Interest expense during the year        $ 4,409      $ 4,180    $ 1,589

NOTE 13: INCOME TAXES

Tax law requires that the Company recapture, for federal income tax purposes, certain of its tax basis bad debt reserves. Such recaptured amounts are to be generally taken into ordinary income ratably over a four- to six-year period beginning in fiscal 1999. The Company is recapturing its post-1987 additions to its tax basis bad debt reserves, which totaled $2.4 million, ratably over a four- to six-taxable-year period, resulting in approximately $170,000 a year in federal income taxes (based upon current federal income tax rates). This will not result in a charge to earnings as these amounts are included in the deferred tax liability at March 31, 1999.

Retained earnings at March 31, 1999, include $5,318,000 of earnings which represent pre-1987 federal income tax basis bad debt reserve deductions taken by FSBW, for which no provisions for federal income taxes have been made. If the accumulated amount that qualified as deductions for federal income taxes is later used for purposes other than to absorb bad debt losses or FSBW no longer qualifies as a bank, the accumulated reserve will be subject to federal income tax at the then current tax rates.

The provision for income taxes for the years ended March 31 differs from that computed at the statutory corporate tax rate as follows (in thousands):

                                                1999         1998        1997
                                                ----         ----        ----

     Taxes at statutory rate                 $ 8,651      $ 7,199     $ 4,501
     Increase (decrease) in taxes:
         Tax-exempt interest                    (597)        (620)       (608)
         Amortization of cost in excess
          of assets acquired                     822          315         201
         Difference in fair market value
          versus basis of released ESOP shares    34          328         184
         State income taxes net of federal
          tax benefit                            279          271         148
         Other                                    88          (47)       (503)
                                              ------       ------      ------
                                              $9,277       $7,446      $3,923
                                              ======       ======      ======

The provision for income tax expense for the year ended March 31 is composed of the following (in thousands):

                                               1999          1998        1997
                                               ----          ----        ----

     Current                                 $9,696        $7,303      $4,238
     Deferred                                  (296)           34        (286)
     Change in valuation allowance             (123)          109         (29)
                                             ------        ------      ------
                                             $9,277        $7,446      $3,923
                                             ======        ======      ======

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets (liabilities) at March 31 consisted of the following (in thousands):

                                                             1999        1998
                                                             ----        ----
     Deferred tax assets:
         Loan loss reserves per books                     $ 4,226     $ 2,675
         Deferred compensation and vacation                 1,704       1,168
         Timing of deductibility of ESOP contributions         --          86
         Other                                                221         150
                                                           ------     -------
                                                            6,151       4,079
     Deferred tax liabilities:                             ------     -------
         Change in method of accounting for
          amortization of premium and discount
          on investments                                      116         116
         Tax basis bad debt reserves--post 1987               606         509
         FHLB stock dividends                               2,342       1,599
         Depreciation                                         695         638
         Deferred loan fees and servicing rights              403         146
         Other                                                 34          83
                                                           ------     -------
                                                            4,196       3,091
                                                           ------     -------
                                                            1,955         988
     Valuation allowance                                      (13)       (136)
                                                           ------     -------
                                                            1,942         852
     Income taxes related to valuation reserve
      on securities available for sale                     (1,184)     (1,393)
                                                           ------     -------
     Deferred tax asset (liability), net                   $  758     $  (541)
                                                           ======     =======

NOTE 14: EMPLOYEE BENEFIT PLANS

The Banks have their own profit sharing plans for all eligible employees. The plans are funded annually at the discretion of the individual Banks' Boards of Directors. Contributions charged to operations for the years ended March 31, 1999, 1998 and 1997 were $5,500, $269,000 and $253,000, respectively.

FSBW has entered into a salary continuation agreement with certain of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $240,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. FSBW is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program were $139,000, $129,000 and $119,300 for the years ended March 31, 1999, 1998 and 1997, respectively. The plan's projected benefit obligation is $2,031,000, of which $438,000 was vested at March 31, 1999. The assumed discount rate was 7% for 1999 and 1998. At March 31, 1999, an obligation of $643,400 and cash value of life insurance of $2,252,000 were recorded. At March 31, 1998, an obligation of $504,600 and cash value of life insurance of $2,144,500 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program resulting in a net cost of $31,000, $21,000 and $15,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

IEB also has a non-qualified, non-contributory retirement compensation plan for certain bank employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to this plan included in fiscal 1999, 1998 and 1997 operations were $80,000, $54,000 and $27,000, respectively.

The Company and its subsidiaries also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain bank employees. The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund the plans' future obligations the Company has purchased life insurance polices, contributed to money market investments and purchased common stock of the Company. As described in Note 1, during fiscal year 1999, the Company adopted the EITF consensus requiring the Company's stock held in the Rabbi Trust and resulting obligation be recorded at acquisition cost (fair value at time of purchase). In addition, the obligation relating to the purchased shares was reclassified from liabilities to stockholders' equity. As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was recorded at original cost of $1,912,551 at March 31, 1999. Prior to adoption of the EITF consensus, common stock of the Company held for such plans was recorded at fair value of $2,449,000 at March 31, 1998. The money market investments and cash surrender value of the life insurance policies are included in other assets.

NOTE 15: EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company established for eligible employees an ESOP and related trust that became effective upon the former mutual holding company's conversion to a stock-based holding company. Eligible employees of FSBW as of January 1, 1995 and eligible employees of the Company employed after such date who have been credited with at least 1,000 hours during a 12-month period will become participants.

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock. The loan will be repaid principally from the Company's contributions to the ESOP over a period not to exceed twenty five years, and the collateral for the loan will be the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP will be discretionary; however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The interest rate for the loan is 8.75%.

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for March 31, 1999, 1998 and 1997 was $924,000, $1,427,000 and $997,000, respectively.

As of March 31, 1999, the Company has 745,918 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $14,499,000 at March 31, 1999.

NOTE 16: STOCK BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan
(MRP), the 1996 Stock Option Plan and 1998 Stock Option Plan (together, SOPs).

Under the MRP the Company is authorized to grant up to 480,068 shares of restricted stock to directors, officers and employees of FSBW. The initial grant of 444,710 shares with a total cost of $6.0 million vests over a five-year period starting from the July 26, 1996, MRP approval date. The consolidated statements of income for the years ended March 31, 1999, 1998 and 1997 reflect an accrual of $1,307,000, $1,308,000 and $971,000, respectively, in compensation expense for the MRP including $113,900, $95,800 and $69,000, respectively, of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the years ended March 31 follows:

                                               1999*          1998*      1997*
                                          ----------     ----------  ---------

Shares granted--not vested,
 beginning of year                           352,228       444,270        - -
Shares granted--July 26, 1996                    - -           - -    444,710
  Shares vested                              (88,258)      (89,666)       - -
  Shares forfeited                            (2,376)       (2,374)      (440)
                                          ----------     ---------   --------
Shares granted--not vested, end of year      261,594       352,228    444,270
                                          ==========     =========   ========

* Adjusted for stock dividend: see Note 2

Under the 1996 and 1998 SOPs the Company has reserved 1,640,169 shares (adjusted for 10% stock dividend) for issuance pursuant to the exercise of stock options which may be granted to directors and employees. The exercise price of the stock options is set at 100% of the fair market value of the stock price at date of grant. Such options will vest ratably over a five-year period and any unexercised options will expire ten years after vesting or 90 days after employment or service ends.


NOTE 16:  STOCK BASED COMPENSATION (CONTINUED)

Details of stock options granted, vested, exercised, forfeited or terminated are as follows (adjusted for
10% stock dividend):


                                          Weighted           Weighted
                                          average            average          Number of option shares
                                          fair value at      exercise  ------------------------------------
                                          date of grant      price     Total         Granted    Exercisable
                                          -------------     ------     -------       -------    -----------
For the year ended March 31, 1997:
   Options granted                           $ 4.49         $13.67     1,004,789     1,004,789           --
   Options vested                                                             --            --           --
   Options forfeited                                                          --            --           --
   Options exercised                                                          --            --           --
   Options terminated                                                         --            --           --
                                                                       ---------     ---------      -------
Number of option shares
at March 31, 1997                                           $13.67     1,004,789     1,004,789           --
                                                                       ---------     ---------      -------

For the year ended March 31, 1998:
   Options granted                           $ 9.34         $21.43        19,800        19,800           --
   Options vested                                                             --      (201,947)     201,947
   Options forfeited                                         14.39        (5,170)       (5,170)          --
   Options exercised                                         13.86        (3,295)           --       (3,295)
   Options terminated                                                         --            --           --
                                                                       ---------      --------      -------
Number of option shares
   at March 31, 1998                                        $13.83     1,016,124       817,472      198,652
                                                                       ---------      --------      -------

For the year ended March 31, 1999:
   Options granted                           $ 9.88         $23.89       277,112       277,112           --
   Options assumed in acquisitions            15.64           6.26       162,810            --      162,810
   Options vested                                                             --      (204,368)     204,368
   Options forfeited                                         13.52        (2,817)       (2,817)          --
   Options exercised                                          7.67       (25,855)           --      (25,855)
   Options terminated                                                         --            --           --
                                                                       ---------      --------      -------
Number of option shares
   at March 31, 1999                                       $ 15.05     1,427,374       887,399      539,975
                                                                       =========      ========      =======




NOTE 16:  STOCK BASED COMPENSATION (CONTINUED)

Financial data pertaining to outstanding stock options granted at March 31, 1999 were as follows:


                             Weighted                                Weighted
                             average                                 average
                             exercise                                exercise       Weighted
                             price       Number of   Number of       price          average
                             of option   option      option shares   of option      remaining
             Exercise        shares      shares      vested and      shares         contractual
             price           granted     granted     exercisable     exercisable    life
       ---------------      ---------- ----------    ------------    ------------   ---------
       $ 1.30 to 11.56      $ 6.47       138,495       138,495        $ 6.47        9.2 yrs
        13.52 to 16.82       13.68       992,474       397,520         13.68        8.8 yrs
        19.26 to 22.78       21.43        19,800         3,960         21.43        9.3 yrs
        19.63 to 24.52       23.88       276,605            --           N/A        N/A
                                       ---------       -------
                                       1,427,374       539,975
                                       =========       =======




In October 1995, FASB issued SFAS No. 123, Accounting for Stock-based Compensation. The statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions in the statement. SFAS No. 123 does not rescind or interpret the existing accounting rules for employee stock-based arrangements. Companies may continue following those rules to recognize and measure compensation as outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but they are now required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provisions of SFAS No. 123. Effective April 1, 1996, the Company has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's compensation plan been determined consistent with SFAS No. 123, the Company's net income available to diluted common stock and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        Years ended March 31
                                                  ----------------------------
                                                     1999     1998      1997
                                                  ---------  -------  --------
                                                      (dollars in thousands,
                                                     except per share amounts)
Net income attributable to common stock:
  Basic:
     As reported                                  $15,440   $ 13,122  $ 9,314
     Pro forma                                     14,113     12,088    8,429
  Diluted:
     As reported                                  $15,440   $ 13,122  $ 9,314
     Pro forma                                     14,113     12,088    8,429
Net income per common share:
  Basic:
     As reported                                  $  1.46   $   1.30  $  0.88
     Pro forma                                       1.34       1.19     0.80
  Diluted:
     As reported                                  $  1.40   $   1.25  $  0.87
     Pro forma                                       1.28       1.15     0.79

The compensation expense included in the pro forma net income attributable to diluted common stock and diluted earnings per share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 1999: annual dividend yield of 1.20% to 1.75%, expected volatility of 23.9% to 35.7%, risk-free interest rates of 4.96% to 6.79% and expected lives of 8.5 to
12.5 years.

Note 17: REGULATORY CAPITAL REQUIREMENTS

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. Each of the Banks as state-chartered federally insured institutions is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require the Company, FSBW, IEB and TB to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Banks to maintain minimum ratios of total capital and Tier 1 capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements. For FSBW, IEB and TB, FDICIA established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and leverage ratio of not less that 4.00%. Any institution which is neither well-capitalized nor adequately capitalized will be considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Banks, individually, to comply with applicable capital requirements would, if unremedied, result in restrictions on their activities and lead to enforcement actions against FSBW, IEB or TB by the FDIC, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required
capital levels.   FDICIA requires the federal banking regulators to take
prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC approval of any regulatory application filed for its review may be dependent on compliance with capital requirements.

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

The actual regulatory capital ratios calculated for the Company and the Banks, along with the minimum capital amounts and ratios for capital adequacy purposes and to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:
                                                             Minimum to be
                                                             categorized as
                                                Minimum     "well-capitalized"
                                               for capital   under prompt
                                                adequacy     corrective action
                               Actual           purposes     provisions
                          ---------------    --------------  ---------------
                          Amount    Ratio    Amount   Ratio  Amount   Ratio
                          ------    -----    ------   -----  ------   -----
                                        (dollars in thousands)
MARCH 31, 1999:
The Company--consolidated
  Total capital to risk-
     weighted  assets     $159,221  15.15%   $84,063   8.00%   N/A      N/A
  Tier 1 capital to risk-
     weighted assets      146,961   13.99     42,032   4.00    N/A      N/A
  Tier 1 leverage capital
     to average assets    146,961    9.44     62,274   4.00    N/A      N/A

FSBW
  Total capital to risk-
     weighted assets      118,576   17.01     55,773   8.00  $69,716   10.00%
  Tier 1 capital to risk-
     weighted assets      110,161   15.80     27,886   4.00   41,829    6.00
  Tier 1 leverage capital
     to average assets    110,161    9.41     46,817   4.00   58,521    5.00

IEB
  Total capital to risk-
     weighted assets       20,165   12.69     12,714   8.00  15,893    10.00
  Tier 1 capital to risk-
     weighted assets       18,521   11.65      6,357   4.00   9,536     6.00
  Tier 1 leverage capital
     to average assets     18,521    9.60      7,717   4.00   9,647     5.00

TB
  Total capital to risk-
     weighted assets       19,450   10.03     15,510   8.00  19,387    10.00
  Tier 1 capital to risk-
     weighted assets       17,249    8.90      7,755   4.00  11,632     6.00
  Tier 1 leverage capital
     to average assets     17,249    8.87      7,779   4.00   9,723     5.00

                                                             Minimum to be
                                                             categorized as
                                                Minimum     "well-capitalized"
                                               for capital   under prompt
                                                adequacy     corrective action
                               Actual           purposes     provisions
                          ---------------    --------------  ---------------
                          Amount    Ratio    Amount   Ratio  Amount   Ratio
                          ------    -----    ------   -----  ------   -----
                                        (dollars in thousands)
March 31, 1998:
The Company--consolidated
  Total capital to risk-
     weighted  assets     $144,284  22.64%   $50,987   8.00%   N/A      N/A
  Tier 1 capital to risk-
     weighted assets      136,427   21.41     25,493   4.00    N/A      N/A
  Tier 1 leverage capital
     to average assets    136,427   12.17     44,850   4.00    N/A      N/A

FSBW
  Total capital to risk-
     weighted assets       93,324   18.67     40,003   8.00  $50,003   10.00%
  Tier 1 capital to risk-
     weighted assets       87,073   17.42     20,001   4.00   30,002    6.00
  Tier 1 leverage capital
     to average assets     87,073    9.30     37,459   4.00   46,824    5.00

IEB
  Total capital to risk-
     weighted assets       17,545   13.14     10,685   8.00   13,357   10.00
  Tier 1 capital to risk-
     weighted assets       16,118   12.07      5,343   4.00    8,014    6.00
  Tier 1 leverage capital
     to average assets     16,118    8.97      7,187   4.00    8,984    5.00

Company management believes that as of March 31, 1999, the Company, FSBW, IEB and TB individually met all capital adequacy requirements to which they were subject. Additionally, as of March 31, 1999, the most recent notification from the FDIC individually categorized the Banks as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that management believes have changed any Bank's individual category.

NOTE 18: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on the results of operations or consolidated financial position at March 31, 1999.

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate-sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), product caps and floors, and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company.

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

NOTE 20: GOODWILL

Costs in excess of net assets acquired (goodwill) consisted of the following:

                                                            MARCH 31
                                                          (in thousands)
                                                          1999         1998
                                                      --------    ---------

Acquisitions of IEB, TB and WSB, net of
 accumulated amortization of $3,880,000
 and $1,491,000, respectively                        $  34,182    $  11,007
                                                     =========    =========

Costs in excess of net assets acquired result from business combinations accounted for as a purchase of assets and an assumption of liabilities. The Company's acquisitions of TB and WSB in fiscal 1999 recorded under the purchase accounting method created $25.6 million of goodwill. Goodwill is amortized using the straight-line method over the period that is expected to be benefited of 14 years. The Company periodically evaluates goodwill for impairment.

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

                                          1999                  1998
                               -----------------------   ---------------------
                               Carrying     Estimated    Carrying   Estimated
                               value        fair value    value     fair value
                               ----------   ----------   ---------  ----------
Assets:
  Cash                         $   72,503   $   72,503   $ 42,529   $ 42,529
  Securities available for
   sale                           362,021      362,021    302,418    302,419
  Securities held to maturity       2,155        2,235        194        194
  Loans receivable held for
   sale                            11,256       11,256     12,436     12,436
  Loans receivable              1,091,413    1,098,161    744,481    752,420
  Accrued interest receivable       9,898        9,898      7,569      7,569
  FHLB stock                       23,137       23,137     16,050     16,050
  Mortgage servicing rights         1,671        1,853        698        836

Liabilities:
  Demand, NOW and Money
   Market accounts                311,686      311,686    188,831    188,831
  Regular savings                  59,133       59,133     42,084     42,084
  Certificates of deposit         580,029      583,084    371,607    373,635
  FHLB advances                   408,252      407,553    297,549    299,153
  Other borrowings                 78,467       78,503     91,723     91,709

Off-balance-sheet financial
 instruments:
  Commitments to sell loans    $      --   $       --    $    --    $    --
  Commitments to originate
   loans                              --           --         --         --
  Commitments to purchase
   securities                         --           --         --         --
  Commitments to sell securities      --           --         --         --

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

Loans Receivable: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential, commercial/ agricultural, consumer and other. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and non-performing categories.

The fair value of performing residential mortgages held for sale is estimated based upon secondary market sources by type of loan and terms such as fixed or variable interest rates. For performing loans held in portfolio, the fair value is based on discounted cash flows using as a discount rate the current rate offered on similar products.

Fair value for significant non-performing loans is based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

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

Commitments: Commitments to sell loans with a notional balance of $3,791,000 and $6,037,000 at March 31, 1999 and 1998, respectively, have a carrying value of zero, representing the cost of such commitments. Commitments to originate loans, $147,122,000 and $74,087,000 at March 31, 1999 and 1998, respectively, also have a carrying value of zero. There were no commitments to purchase or sell securities at March 31, 1999. The fair value of such commitments is also estimated to be zero based upon current market rates for similar loans and any fees received to enter into similar agreements.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of March 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not financial instruments include the mortgage banking operations; deferred tax assets/liabilities; land, buildings and equipment; costs in excess of net assets acquired; and real estate held for sale.

NOTE 22: FIRST WASHINGTON BANCORP, INC. (FWWB)
         (PARENT COMPANY ONLY)

Summary financial information as of March 31 (in thousands):

FWWB
BALANCE SHEETS
March 31, 1999 and 1998
                                                        1999        1998
                                                        ----        ----
   ASSETS
      Cash                                          $     110    $  13,177
      Investments available for sale                       --       11,978
      Loan receivable, ESOP                                --        7,414
      Investment in subsidiaries                      182,578      116,946
      Deferred tax asset                                  273          194
      Other assets                                      2,376        2,120
                                                    ---------    ---------
                                                    $ 185,337    $ 151,829
                                                    =========    =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
      Liabilities                                   $   1,730    $   1,645
      Stockholders' equity                            183,607      150,184
                                                    ---------    ---------
                                                    $ 185,337    $ 151,829
                                                    =========    =========
FWWB
STATEMENTS OF INCOME
For the years ended March 31, 1999, 1998 and 1997

                                               1999        1998        1997
                                               ----        ----        ----
   INTEREST INCOME:
     Certificates and time deposits         $    56     $   107     $    62
     Investments                                401         553       1,403
     ESOP loan                                  325         678         724
                                            -------     -------     -------
                                                782       1,338       2,189
   OTHER INCOME:
     Equity in undistributed income of
      subsidiaries                           16,010      13,201       8,719
     Miscellaneous                               --          --          25
                                            -------     -------     -------
                                             16,792      14,539      10,933

   OTHER EXPENSE                              1,653       1,460       1,297
                                            -------     -------     -------
                                             15,139      13,079       9,636
   PROVISION FOR (BENEFIT FROM) INCOME
    TAXES                                      (301)        (43)        322
                                            -------     -------     -------
   NET INCOME                               $15,440     $13,122     $ 9,314
                                            =======     =======     =======

FWWB
STATEMENTS OF CASH FLOWS
For the years ended March 31, 1999, 1998 and 1997

                                               1999        1998         1997
                                               ----        ----         ----
   OPERATING ACTIVITIES:
     Net income                            $15,440     $ 13,122    $   9,314
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Equity in undistributed earnings
        of subsidiaries                    (16,010)     (13,201)      (8,719)
       Net amortization of investment
        discounts                             (394)        (553)      (1,403)
       Amortization of MRP liability           339          339          254
       (Increase) decrease in deferred
         taxes                                  --          101         (230)
       (Increase) decrease in other assets      44         (327)        (486)
       Increase (decrease) in other
        liabilities                           (123)          22          199
                                            -------     -------     --------
         Net cash provided (used) by
          operating activities                (704)        (497)      (1,071)
                                            -------     -------     --------
   INVESTING ACTIVITIES:
     Purchase of securities available
      for sale                             (136,831)   (164,686)    (446,308)
     Principal repayments and maturities
      of securities available for sale      149,200     167,290      486,739
     Funds transferred to deferred
      compensation trust                        (80)        (80)         (75)
     Acquisitions of subsidiaries            (7,824)         --      (32,833)
     Dividends received from subsidiaries     6,914      26,545        4,515
     Payments received on loan to ESOP for
      release of shares                         633         542          475
     Additional investment in subsidiaries   (5,730)       (216)        (166)
         Net cash provided (used) by        -------     -------     --------
          investing activities                6,282      29,395       12,347
                                            -------     -------     --------
FINANCING ACTIVITIES:
     Repurchases of stock                   (15,266)    (13,993)     (12,905)
     Repurchase of forfeited MRP shares         (32)        (38)          --
     Proceeds from sale of stock to FSBW        250          --        4,320
     Cash dividends paid                     (3,597)     (2,583)      (1,907)
                                            -------     -------     --------
         Net cash provided (used) by
          financing activities              (18,645)    (16,614)     (10,492)
                                            -------     -------     --------
NET INCREASE (DECREASE) IN CASH             (13,067)     12,284          784
CASH, BEGINNING OF PERIOD                    13,177         893          109
                                            -------     -------     --------
CASH, END OF PERIOD                         $   110     $13,177     $    893
                                            =======     =======     ========

FWWB
STATEMENTS OF CASH FLOWS
For the years ended March 31, 1999, 1998 and 1997
(continued)

                                               1999        1998         1997
                                               ----        ----         ----
   OPERATING ACTIVITIES:
     Net income                            $15,440     $ 13,122    $   9,314

   SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
      Interest paid                        $   - -     $    - -    $     - -
      Taxes paid                           $   - -     $     16    $     505
      Non-cash transactions:
        Net change in accrued dividends
         payable                           $   477     $    149    $     178
       Increase of investment in
        subsidiary for shares released
        to ESOP participants as
        compensation                       $   291     $  1,642    $     417
        Net change in unrealized gain
         (loss) in deferred compensation
         trust and related liability,
         including subsidiaries            $ 5,516     $  1,536    $     493
        Stock forfeited by MRP,
         including subsidiaries            $   - -     $      6    $       6
        Recognize tax benefit of vested
         MRP shares, including
         subsidiaries                      $    276    $    231    $     - -
        Fair value of stock issued and
         options assumed in connection
         with the acquisitions             $ 32,527    $    - -    $     - -
        Non-cash portion of 10% stock
         dividend                          $ 24,360    $    - -    $     - -


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

NOTE 24: STOCK REPURCHASE

On November 19, 1996, the Company completed its stock repurchase program initiated in April 1996 which authorized the repurchase of 600,077 shares of its outstanding common stock. On November 20, 1996, the Company's Board of Directors approved continuance of the stock repurchase program authorizing the purchase of up to 10% of total shares outstanding over the next 12 months. Similar authorizations were approved by the Board of Directors in November 1997 and October 1998. As of March 31, 1999, the Company has repurchased a total of 2,188,198 shares at an average price of $19.27 per share. The Company has reserved 480,067 shares for its MRP of which 439,520 shares were awarded as of March 31, 1999 (see Note 16 to financial statements). The remaining 40,547 unallocated shares are held as authorized but unissued shares reserved for the MRP. Management reissued 853,472 shares in connection with the acquisition of TB, and 507,053 shares in connection with the acquisition of WSB (see Note 2).

NOTE 25: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE

                                                 Years ended March 31
                                                    (IN THOUSANDS)
                                              1999*         1998*     1997*
                                            -------     ---------  --------

  Total shares issued                        12,002        12,002    12,002
   Less stock repurchased/retired
     including shares allocated to MRP         (681)       (1,059)     (537)

   Less unallocated shares held by the ESOP    (772)         (824)     (891)
                                            -------     ---------  --------
  Basic weighted average shares
    outstanding                              10,549        10,119    10,574
                                            -------     ---------  --------
   Plus MRP and stock option incremental
     shares considered outstanding for
     diluted EPS calculations                   476           411       139
                                            -------     ---------  --------
  Diluted weighted average shares
    outstanding                              11,025        10,530    10,713
                                            =======     =========  ========

  *  Weighted average shares, restated for 10% stock dividend

NOTE 26: SELECTED QUARTERLY  FINANCIAL DATA (UNAUDITED)
Results of operations on a quarterly basis were as follows (in thousands):

                                            YEAR ENDED MARCH 31, 1999
                                   -------------------------------------------
                                     First       Second     Third     Fourth
                                    Quarter     Quarter    Quarter    Quarter
                                    -------     -------    -------    -------
Interest income                    $ 25,799    $ 27,676   $ 28,347   $ 30,470
Interest expense                     13,940      14,919     15,424     16,159
                                   --------    --------   --------   --------
  Net interest income                11,859      12,757     12,923     14,311
Provision for loan losses               667         703        840        631
                                   --------    --------   --------   --------
  Net interest income after
    provision for loan losses        11,192      12,054     12,083     13,680
Non-interest income                   1,593       1,792      1,971      2,097
Non-interest expense                  7,073       7,487      7,834      9,351
                                   --------    --------   --------   --------
  Income before provision for
    income taxes                      5,712       6,359      6,220      6,426
Provision for income taxes            2,164       2,392      2,324      2,397
                                   --------    --------   --------   --------
Net operating income               $  3,548    $  3,967   $  3,896   $  4,029
                                   ========    ========   ========   ========

* Basic earnings per share         $   0.33    $   0.38   $   0.38   $   0.37
* Diluted earnings per share       $   0.32    $   0.36   $   0.36   $   0.36
* Cash dividends declared          $   0.08    $   0.09   $   0.09   $   0.12

Results of operations on a quarterly basis were as follows (in thousands):

                                            YEAR ENDED MARCH 31, 1998
                                   -------------------------------------------
                                     First       Second     Third     Fourth
                                    Quarter     Quarter    Quarter    Quarter
                                    -------     -------    -------    -------
Interest income                    $ 20,062    $ 21,311   $ 21,837   $ 21,937
Interest expense                     10,721      11,754     12,038     12,138
                                   --------    --------   --------   --------
  Net interest income                 9,341       9,557      9,799      9,799
Provision for loan losses               355         400        375        498
                                   --------    --------   --------   --------
  Net interest income after
    provision for loan losses         8,986       9,157      9,424      9,301
Non-interest income                     956       1,113      1,249      1,402
Non-interest expense                  4,912       5,136      5,517      5,455
                                   --------    --------   --------   --------
  Income before provision for
    income taxes                      5,030       5,134      5,156      5,248
Provision for income taxes            1,785       1,837      1,951      1,873
                                   --------    --------   --------   --------
Net operating income               $  3,245    $  3,297   $  3,205   $  3,375
                                   ========    ========   ========   ========
* Basic earnings per share         $   0.32    $   0.32   $   0.32   $   0.34
* Diluted earnings per share       $   0.30    $   0.31   $   0.30   $   0.33
* Cash dividends declared          $   0.06    $   0.06   $   0.06   $   0.08


                                            YEAR ENDED MARCH 31, 1997
                                   -------------------------------------------
                                     First       Second     Third     Fourth
                                    Quarter     Quarter    Quarter    Quarter
                                    -------     -------    -------    -------
Interest income                    $ 13,785    $ 16,648   $ 18,264   $ 18,595
Interest expense                      7,566       9,007      9,791     10,008
                                   --------    --------   --------   --------
  Net interest income                 6,219       7,641      8,473      8,587
Provision for loan losses               513         407        231        272
                                   --------    --------   --------   --------
  Net interest income after
    provision for loan losses         5,706       7,234      8,242      8,315
Non-interest income                     435         575      1,173        887
Non-interest expense                  2,864       6,842      4,865      4,759
                                   --------    --------   --------   --------
  Income before provision for
    income taxes                      3,277         967      4,550      4,443
Provision for income taxes              884         164      1,444      1,431
                                   --------    --------   --------   --------
Net operating income               $  2,393    $    803   $  3,106   $  3,012
                                   ========    ========   ========   ========

* Basic earnings per share         $   0.22    $   0.08   $   0.29   $   0.29
* Diluted earnings per share       $   0.22    $   0.08   $   0.29   $   0.28
* Cash dividends declared          $   0.05    $   0.05   $   0.05   $   0.06

* Restated to reflect 10% stock dividend declared to stockholders of record as of August 10, 1998.

NOTE 27:  BUSINESS SEGMENTS

The Company is managed by legal entity or Bank, not by lines of business. Each Bank is managed by its executive management team that is responsible for its own lending, deposit operations, information systems and administration. Marketing, sales training assistance and credit card administration is provided from a central source at FSBW, and costs are allocated to the individual Banks using appropriate methods based on usage. In addition, corporate overhead and centralized administrative costs are allocated to each Bank. The accounting policies followed by each Bank are the same as those described in Note 1 to the Consolidated Financial Statements.

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

IEB is a community oriented commercial bank chartered in the State of Oregon. IEB's lending activities consist of granting agribusiness, commercial and consumer loans to customers throughout the northeastern Oregon region. IEB has two wholly owned subsidiaries: Pioneer American Property Company, which owns a building that is leased to IEB, and Inland Securities Corporation, which previously made a market for IEB's stock but is currently inactive.

TB is a community oriented commercial bank chartered in the State of Washington. TB's lending activities consist of granting commercial and consumer loans to customers throughout the Seattle, Washington, metropolitan area.

The performance of each Bank is reviewed by the Company's executive management team and the Board of Directors on a monthly basis.

Financial highlights by legal entity were as follows:

                                        YEAR ENDED MARCH 31, 1999
                          ---------------------------------------------------
                                          (dollars in thousands)
CONDENSED INCOME STATEMENT
                             FSBW       IEB        TB      OTHER*    TOTAL
                          ----------  --------  --------   -----  ----------
Net interest income
 (loss)                   $   30,712  $ 10,114  $ 10,242  $  782  $   51,850
Provision for loan losses      1,870       226       745      --       2,841
Other income                   3,875     2,528     1,071     (21)      7,453
Other expenses                16,049     6,841     7,223   1,632      31,745
                          ----------  --------  --------  ------  ----------
Income (loss) before
 income taxes                 16,668     5,575     3,345    (871)     24,717

Income taxes (benefit)         5,442     2,490     1,646    (301)      9,277
                          ----------  --------  --------  ------  ----------
Net income (loss)         $   11,226  $  3,085  $  1,699  $ (570) $   15,440
                          ==========  ========  ========  ======  ==========


                                              MARCH 31, 1999
                          --------------------------------------------------

TOTAL ASSETS              $1,193,269  $204,539  $233,485  $  607  $1,631,900
                          ==========  ========  ========  ======  ==========

                                       YEAR ENDED MARCH 31, 1998
                          ---------------------------------------------------
                                          (dollars in thousands)
CONDENSED INCOME STATEMENT
                             FSBW       IEB        TB      OTHER*    TOTAL
                          ----------  --------  --------   -----  ----------
Net interest income
 (loss)                   $   27,417  $  9,741  $    N/A  $1,338  $   38,496
Provision for loan
 losses                        1,559        69                --       1,628
Other income                   2,556     2,164                --       4,720
Other expenses                13,163     6,397             1,460      21,020
                          ----------  --------             -----  ----------
Income (loss) before
 income taxes                 15,251     5,439              (122)     20,568

Income taxes (benefit)         5,098     2,391               (43)      7,446
                          ----------  --------             -----  ----------
Net income (loss)         $   10,153  $  3,048             $ (79) $   13,122
                          ==========  ========             =====  ==========


                                              MARCH 31, 1998
                          --------------------------------------------------

TOTAL ASSETS              $  952,644  $183,321  $   N/A  $18,107  $1,154,072
                          ==========  ========  =======  =======  ==========


                                       YEAR ENDED MARCH 31, 1997
                          ---------------------------------------------------
                                          (dollars in thousands)
CONDENSED INCOME STATEMENT
                            FSBW       IEB        TB       OTHER*    TOTAL
                         ----------  --------  --------    -----  ----------
Net interest income
 (loss)                  $   23,073  $  5,659  $    N/A  $ 2,188  $   30,920
Provision for loan
 losses                       1,399        24                 --       1,423
Other income                  1,751     1,293                 26       3,070
Other expenses               13,874     4,159              1,297      19,330
                         ----------  --------            -------  ----------
Income (loss) before
 income taxes                 9,551     2,769                917      13,237

Income taxes (benefit)        2,373     1,228                322       3,923
                          ----------  --------             -----  ----------
Net income (loss)         $    7,178  $  1,541             $ 595  $    9,314
                          ==========  ========             =====  ==========


                                              MARCH 31, 1997
                          --------------------------------------------------

TOTAL ASSETS              $  813,800  $179,478  $   N/A  $14,355  $1,007,633
                          ==========  ========  =======  =======  ==========

*  Includes intercompany eliminations and holding company amounts.

                            FIRST WASHINGTON BANCORP, INC.
                                  INDEX OF EXHIBITS
EXHIBIT
------------------------------------------------------------------------------

3{a} Certificate of Incorporation of Registrant [incorporated by reference to Registration Statement on Form S-1, as amended (File No. 33-93386)].

3{b} Bylaws of Registrant [incorporated by reference to exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (file No. 0-26584)].

10{a} Employment Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584)].

10{b} Executive Salary Continuation Agreement with Gary L. Sirmon
      [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584)].

10{c} Employment Agreement with D. Allan Roth [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584)].

10{d} Executive Salary Continuation Agreement with D. Allan Roth [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584)].

10{e} Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584)].

10{f} Executive Salary Continuation Agreement with Michael K. Larsen.
      [incorporated by reference to exhibits filed with the Annual Report on Form 10-k dated March 31, 1996 (File No. 0-26584)].

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

10{k} Towne Bank of Woodinville 1992 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated April 2, 1999 (file No. 333-49193)].

21    Subsidiaries of the Registrant.

23    Independent Auditors Consent.

27    Financial Data Schedule.

                                 Exhibit 21

                        Subsidiaries of the Registrant


Parent
------

First Washington Bancorp, Inc.



                                 Percentage of        Jurisdiction of
Subsidiaries                     ownership            State of Incorporation
------------                     -------------        ----------------------

First Savings Bank of
 Washington (1)                    100%               Washington

Inland Empire Bank (1)             100%               Oregon

Towne Bank (1)                     100%               Washington

Northwest Financial
 Corporation (2)                   100%               Washington

Pioneer American Property
 Company (3)                       100%               Oregon

------------
(1) Wholly-owned by First Washington Bancorp, Inc.
(2) Wholly-owned by First Savings Bank of Washington
(3) Wholly-owned by Inland Empire Bank

                                   EXHIBIT 23

                     [Deloitte & Touche LLP Letterhead]


INDEPENDENT AUDITORS' CONSENT
-----------------------------

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193 and 333-71625 of First Washington Bancorp, Inc. on Form S-8 of our report dated June 10, 1999, appearing in the Annual Report on Form 10-K of First Washington Bancorp, Inc. for the year ended March 31, 1999.

/s/Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Seattle, Washington

June 29, 1999