Form 10-K/A
period 1999-03-31
FIRST WASHINGTON BANCORP INC /WA/
filed 1999-07-06
CIK 946673

FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
 (Mark One)

[X]  AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the fiscal year ended...............................  March 31, 1999
                                                               --------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    -----------------


                    Commission File Number  0-26584
                                            -------

                        FIRST WASHINGTON BANCORP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

         Washington                                         91-1691604
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

             10 S. First Avenue        Walla Walla, Washington  99362
             --------------------------------------------------------
              (Address of principal executive offices and zip code)

                                (509) 527-3636
                             -------------------
             (Registrant's telephone number, including area code)

                                     N/A
                           -------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 1999:

                         Common Stock - $224,478,399

The number of shares outstanding of the issuer's classes of common stock as of May 31, 1999:

               Common Stock, $.01 par value - 11,330,440 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

The registrant hereby amends Part I, item 1 of its Annual Report for the fiscal year ended March 31, 1999 as follows: (see attached)

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

First Savings Bank of Washington is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including emphasis on loans for construction of residential dwellings. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate and consumer loans. FSBW's primary business has been that of a traditional thrift institution, originating loans for portfolio in its primary market area. FSBW has also been an active participant in the secondary market, originating residential loans for sale and on occasion acquiring loans for portfolio. More recently, FSBW has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers and has expanded its consumer lending activities. In addition to loans, FSBW has maintained a significant portion of its assets in marketable securities. The securities portfolio has been weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also has included a significant amount of tax exempt municipal securities, primarily issued by entities located in the State of Washington. In addition to interest income on loans and investment securities, FSBW receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. FSBW also has a wholly-owned subsidiary, Northwest Financial Corporation, which serves as the trustee under FSBW's mortgage loan documents and receives commissions from the sale of annuities.

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

TB is a community oriented commercial bank chartered in the State of Washington. TB's lending activities consist of granting commercial loans, including commercial real estate, land development and construction loans, and consumer loans to customers throughout King and Snohomish counties in western Washington. TB is a "Preferred Lender" with the Small Business Administration
(SBA) and generates SBA guaranteed loans for portfolio and for resale.

The Company and the Banks are subject to regulation by the Federal Reserve Board (FRB) and the FDIC, the State of Washington Department of Financial Institutions, Division of Banks (Division), and the State of Oregon Department of Consumer and Business Services and the State of Idaho, Department of Finance.

The Board of Directors of the company passed a resolution on October 22, 1998 authorizing a changing its fiscal year end from March 31st to December 31st. The change will be effective for the year ending 1999.

                           Acquisitions and Mergers

Towne  Bank

On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc. FWWB paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB became a wholly owned subsidiary of FWWB. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bancorp, Inc. net assets acquired (goodwill).
Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB is a community business bank which had, before recording of goodwill, approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. TB operates six full service branches in the Seattle, Washington, metropolitan area in Woodinville, Kirkland, Redmond, Bellevue, Renton and Bothell.

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

                              Lending Activities

General: Historically, the Banks have offered a wide range of loan products to meet the demands of their customers. The Banks originate loans for both their own loan portfolios and for sale in the secondary market. Management's strategy has been to maintain a significant percentage of assets in these loan portfolios in loans with more frequent interest rate repricing terms or shorter maturities than traditional long term fixed-rate mortgage loans. As part of this effort, the Banks have developed a variety of floating or adjustable interest rate products that correlate closer with the Banks cost of funds. In response to customer demand, however, the Banks continue to originate fixed-rate loans including fixed interest rate mortgage loans with terms up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

The aggregate amount of loans that FSBW is permitted to make under applicable federal regulations to any one borrower, including related entities, is the greater of 20% of unimpaired capital and surplus or $500,000. At March 31, 1999, the maximum amount which FSBW could have lent to any one borrower and the borrower's related entities was $21.6 million. At March 31, 1999, FSBW had no loans to one borrower with an aggregate outstanding balance in excess of this amount. FSBW had 47 borrowers with total loans outstanding in excess of $2.0 million at March 31, 1999. At that date, the largest amount outstanding to any one borrower and the borrower's related entities totaled $12.0 million, which consisted of 39 single family, land development and lot loans in the Tacoma, Bellevue and Tri-Cities, Washington; and Portland, Oregon areas. At March 31, 1999, all except $2.8 million of these loans were performing in accordance with their terms. The $2.8 million is a series of loans on multiple four-plex developments (and 1 five-plex) in Hermiston, Oregon. The loans have been classified as impaired and loan loss reserves of $551,000 have been allocated to absorb potential losses.

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

At March 31, 1999, IEB's net loan portfolio totaled $142.2 million. The aggregate amount of loans that IEB is permitted to make under applicable state and federal regulations to any one borrower, including related entities, is 15% of the aggregate paid-up and unimpaired capital and surplus. At March 31, 1999, the maximum amount IEB could have lent to any one borrower and the borrower's related entities was $2.9 million ($4.7 million if secured by real estate). At that date, the largest amount outstanding to any one borrower of IEB totaled $3.3 million and was made to an alfalfa feed processor and exporter.

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

One- to Four-Family Residential Real Estate Lending: The Banks originate loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences in the communities where they have established full service branches. In addition, the Banks operate loan production offices in Bellevue, Puyallup, Oak Harbor and Spokane, Washington and LaGrande and Condon, Oregon. FSBW also has a significant relationship with a mortgage loan broker in the greater Portland, Oregon market. At March 31, 1999, $407.7 million, or 34.2% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences.

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

Generally, Towne Bank has not engaged in one- to four-family residential lending.

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

In all multi-family and commercial real estate lending, the Banks consider the location, marketability and overall attractiveness of the properties. The Banks current underwriting guidelines for commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process the Banks assess the borrowers willingness and ability to repay and the adequacy of the collateral.

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

At March 31, 1999, the Banks' loan portfolio included 136 multifamily loans, the average loan balance of which was $407,000. At March 31, 1999, the Banks had 59 multifamily or commercial real estate loans with balances over $1.0 million, the largest of which was $3.3 million. Most of the properties securing these multifamily and commercial real estate loans are located in the Northwest however the Company has acquired some participation loans on properties located in California.

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

Loan Solicitation and Processing: The Banks originate real estate loans by direct solicitation of real estate brokers, builders, depositors, and walk-in customers. Loan applications are taken by the Banks' loan officers and are processed in each branch location. Most underwriting and all audit functions are performed by loan administration personnel at each Bank's main office. Applications for fixed-rate and adjustable-rate mortgages on one- to four-family properties are generally underwritten and closed based on Freddie Mac/ Fannie Mae standards, and other loan applications are underwritten and closed based on the Banks' own written guidelines.

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

In recent years prior to 1996 the Company generally sold most of its 30-year fixed-rate one- to four-family residential mortgage loans to secondary market purchasers. For the years ended March 31, 1996 and 1997 the Company sold a smaller portion of its fixed-rate loan originations choosing to retain loans in response to its capital deployment and growth objectives. Beginning in the second half of fiscal year 1998 the Company increased the amount of new fixed-rate residential loan sold as part of its interest rate risk management strategy. Sales of loans by the Company for the years ended March 31, 1999, 1998 and 1997 totaled $125.7 million, $80.6 million and $36.6 million, respectively. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing-Loan Servicing Portfolio." At March 31, 1999, the Company had $12.4 million in loans held for sale.

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

                                                            March 31
                     --------------------------------------------------------------------------------------
                           1999               1998            1997              1996             1995
                     -----------------  ---------------- ---------------   ---------------  ---------------
                     Amount    Percent  Amount   Percent Amount   Percent  Amount  Percent  Amount  Percent
                     ------    -------  ------   ------- ------   -------  ------  -------  ------  -------
                                                      (Dollars in thousands)
 Type of Loan:
 -------------
 One- to four-family
  real estate       $  407,673  34.24% $423,850   51.53% $395,418  55.86% $311,472  68.24% $199,585   59.81%
 Commercial and
  multifamily
  properties           324,858  27.28   167,859   20.41   129,198  18.25    77,613  16.99    73,443   22.01
 Construction and
  land                 217,094  18.23   132,409   16.10   110,262  15.58    62,177  13.62    57,913   17.36
 Agriculture/
  commercial           196,743  16.52    67,611    8.22    47,846   6.76       871    .19       902     .27
 Consumer and other     44,346   3.73    30,842    3.74    25,092   3.55     4,333    .96     1,842     .55
                     --------- ------   -------  ------  --------  ------  ------- ------  --------  ------
   Total loans       1,190,714 100.00%  822,571  100.00%  707,816  100.00% 456,466 100.00%  333,685  100.00%
                     --------- ======   -------  ======  --------  ======  ------- ======   -------  ======
 Undisbursed funds
  for loans in
  progress              71,638           54,500            52,412           35,244           28,507
 Deferred loan fees
  and discounts          4,146            3,297             2,775            1,876            2,226
 Allowance for loan
  losses                12,261            7,857             6,748            4,051            3,549
   Total loans      ----------         --------          --------         --------         --------
    receivable, net $1,102,669         $756,917          $645,881         $415,295         $299,403
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

                         Maturing  Maturing   Maturing
               Maturing  within    within     within     Maturing
               Within    1 to      3 to       5 to       Beyond
               One Year  3 Years   5 Years    10 Years   10 Years     Total
               --------  --------  ---------  ---------  --------  ----------
One-to four-
 family real
 estate        $  3,549  $  3,645  $   6,098  $  15,774  $360,418  $  389,484
Commercial and
  multifamily
  properties     24,235    50,053     60,833    116,501    67,823     319,445
Construction
 and land       141,881    13,313      1,955      3,968     4,138     165,255
Agriculture/
 commercial      96,955    20,000     36,009     35,213     8,189     196,366
Consumer and
 other           16,555     9,239     11,421      2,549     4,616      44,380
              ---------  --------  ---------  ---------  --------  ----------
  Total loans $ 283,175  $ 96,250  $ 116,316  $ 174,005  $445,184  $1,114,930
              =========  ========  =========  =========  ========  ==========

Contractual maturities of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual maturities because of scheduled principal repayments and prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

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

Mortgage Servicing Rights: In addition to the origination of mortgage servicing rights (MSRs) on the loans that FWWB originates and sells in the secondary market on a servicing retained basis, FWWB has also purchased mortgage servicing rights. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ending March 31, 1999 and 1998 FWWB capitalized $981,000 and $442,000, respectively, of mortgage servicing rights relating to loans sold with servicing retained, in addition, $270,000 of MSR's were obtained in the acquisition of WSB. No MSRs were purchased in fiscal years 1999, 1998 and 1997. Amortization of MSR's for the year ended March 31, 1999 was $278,000 compared to $100,000 for the year ended March 31, 1998. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. At March 31, 1999, MSRs were carried by FWWB at a value, net of amortization, of $1,671,000, and no valuation allowance for impairment was considered necessary. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.

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

Agriculture/commercial and Consumer Loans:   When a borrower fails to make
payments as required, a late notice is sent to the borrower. If payment is still not made the responsible loan officer is advised and contact is made my telephone or letter. Continuous follow-up contacts are attempted until the loan has been brought current. Generally, if the loan is not current within 45 to 60 days, action is initiated to take possession of the security. A small claims or lawsuit is normally filed on unsecured loans or deficiency balances at 90 to 120 days. Loans over 90 days delinquent, repossessions, loans in foreclosure and bankruptcy no longer accrue interest unless a satisfactory repayment plan has been agreed upon, the loan is a full recourse contract or fully secured by a deposit account.

The following table sets forth information with respect to the Banks' non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands).

                                                       At March 31
                                            ---------------------------------
                                            1999    1998    1997   1996  1995
                                            ----    ----    ----   ----   ----
Loans accounted for on a nonaccrual basis:
  Real estate
    One- to four-family                   $3,564  $  448  $1,644 $  526  $336
    Commercial and multifamily               351      --     187     --    --
    Construction and land                    767     367      --     --    --
  Agriculture/commercial                   1,439     414     206     --    --
  Consumer and other                          17      41      45     --     5
                                          ------  ------  ------ ------  ----
    Total                                  6,138   1,270   2,082    526   341
Accruing loans which are contractually    ------  ------  ------ ------  ----
 past due 90 days or more:
  Real estate
    One-to four family                        20      52      --     --    --
    Commercial and multifamily               384      33      --      -
    Construction and land                     --      32      --      -    --
  Agriculture/commercial                   1,052      --      --     --    --
  Consumer and other                          82      33      30     12     -
                                          ------  ------  ------ ------  ----
    Total                                  1,538     150      30     12     -
                                          ------  ------  ------ ------  ----

  Total non-performing loans               7,676   1,420   2,112    538   341

Real estate/repossessed assets
 held for sale                             1,644     882   1,057    712   588
                                          ------  ------  ------ ------  ----
   Total non-performing assets            $9,320  $2,302  $3,169 $1,250  $929
                                          ======  ======  ====== ======  ====
Restructured loans (1)                    $  380  $  305  $  238 $  156  $165

Total non-performing loans to net loans 0.69% 0.19% 0.33% 0.13% 0.11% Total non-performing loans to total
 assets                                     0.47%   0.20%   0.21%  0.07% 0.07%
Total non-performing assets to total
 assets                                     0.57%   0.20%   0.31%  0.17% 0.19%

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

On April 1, 1995, the Company and its subsidiary Banks adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on the Company's or Banks' financial condition or results of operations. Prior to the adoption of these statements a reserve for specific losses was provided for loans when any significant, permanent decline in value was deemed to have occurred. As of March 31, 1999, the Company and its subsidiary Banks had identified $3.7 million of impaired loans as defined by the statement and had established $739,000 of specific reserves for these loans. The statements also apply to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At March 31, 1999, the Company had $380,000 of restructured loans that, though performing, were classified substandard.

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

The following table sets forth an analysis of the Company's gross allowance for possible loan losses for the periods indicated.

                                               Years Ended March 31
                                  -------------------------------------------
                                    1999      1998     1997     1996    1995
                                    ----      ----     ----     ----    ----
                                              (Dollars in thousands)

Allowance at beginning of period $ 7,857    $6,748   $4,051   $3,549  $3,429
                                 -------    ------   ------   ------  ------
Acquisitions                       2,693        --    1,416       --      --
                                 -------    ------   ------   ------  ------
Provision for loan losses          2,841     1,628    1,423      524     391
Recoveries:                      -------    ------   ------   ------  ------
   Secured by real estate
       One - to four-family           --         6       38       --      --
       Commercial and multifamily     60        --       --       --      --
       Construction and land          --        --       --       --      --
   Agriculture/commercial            144        29       --       --      --
   Consumer and other                 21        16       16       --      --
                                 -------    ------   ------   ------  ------
      Total recoveries               225        51       54       --      --
                                 -------    ------   ------   ------  ------
Charge-offs:
   Secured by real estate
       One - to four-family           25       359      127       --      --
       Commercial and multifamily     35        --       --       --     271
       Construction and land          69        11       --       --      --
   Agriculture/commercial            916        19        3       --      --
   Consumer and other                310       181       66       22      --
                                 -------    ------   ------   ------  ------
      Total charge-offs            1,355       570      196       22     271
                                 -------    ------   ------   ------  ------
      Net charge-offs              1,130       519      142       22     271
                                 -------    ------   ------   ------  ------
       Balance at end of period  $12,261    $7,857   $6,748   $4,051  $3,549
                                 =======    ======   ======   ======  ======

Ratio of allowance to net
 loans outstanding at the
 end of the period                  1.10%     1.03%    0.94%    0.97%   1.17%

Ratio of net loan charge-offs
 to the average net book value
 of loans outstanding during
 the period                         0.14%     0.08%    0.04%    0.01%   0.10%


The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.
                                                           At March 31
                    ---------------------------------------------------------------------------------------
                          1999             1998 (2)          1997             1996              1995
                    ---------------  -----------------  ---------------  --------------   -----------------
                              Percent           Percent          Percent          Percent           Percent
                              of Loans          of Loans         of Loans         of Loans          of Loans
                              in Each           in Each          in Each          in Each           in Each
                              Category          Category         Category         Category          Category
                              to                to               to               to                to
                              Total             Total            Total            Total             Total
                    Amount    Loans  Amount     Loans   Amount   Loans   Amount   Loans    Amount   Loans
                    ------    -----  ------     -----   ------   -----   ------   -----    ------   -----
                                                 (Dollars in thousands)
Specific or allocated
loss allowances:
  Secured by real
   estate
   One-to four-
    family          $ 2,757   34.24%  $ 1,059   51.53%  $ 1,098   55.86%  $    --   68.24%  $    11   59.81%
   Commercial and
    multifamily       3,567   27.28       849   20.41       547   18.25        --   16.99        46   22.01
   Construction and
    land              1,597   18.23       856   16.10       844   15.58        --   13.62        --   17.36
  Agriculture/
   commercial         2,522   16.52       835    8.22       422    6.76        --     .19        --     .27
  Consumer and other    841    3.73       307    3.74       237    3.55        --     .96        --     .55
Unallocated general
 loss allowance(1)(2)   977     N/A     3,951     N/A     3,600     N/A     4,051     N/A     3,492     N/A
   Total allowance  -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
   for loan losses  $12,261  100.00%  $ 7,857  100.00%  $ 6,748  100.00%  $ 4,051  100.00%  $ 3,549  100.00%
                    =======  ======   =======  ======   =======  ======   =======  ======   =======  ======
-------------
(1) The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured).  The remainder of the allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.
(2) For 1997 the Company has not changed how it determines the adequacy of its allowance for loan losses other than to allocate the non-specific loan loss reserves to loan categories that were the basis for its accrual.  In the periods prior to 1997, it was not the Company's practice to allocate general loan loss allowances to specific loan categories.

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

Mortgage-Backed and Mortgage-Related Securities: The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Company as a result of the guarantees provided by FHLMC, FMNA, and GNMA or credit enhancements provided other entities or the structure of the securities; (iii) enable the Company to use mortgage-backed securities as collateral for financing; and (iv) increase liquidity. The Company invests primarily in federal agency issued or guaranteed mortgage-backed and mortgage-related securities, principally FNMA, FHLMC and GNMA. The Company also invests in privately issued collateralized mortgage obligations
(CMOs) and real estate mortgage investment conduits (REMICs). At March 31, 1999, net mortgage-backed securities totaled $242.8 million, or 14.9% of total assets. At March 31, 1999, 47.6% of the mortgage-backed securities were adjustable-rate and 52.5% were fixed-rate. The estimated fair value of the Company's mortgage-backed securities at March 31, 1999, was $242.8 million, which is $607,000 less than the amortized cost of $243.4 million. At March 31, 1999, the Company's portfolio of mortgage-backed securities had a weighted average coupon rate of 6.53%. The estimated weighted average remaining life of the portfolio was 3.2 years based on the last 3 months "constant prepayment rate" (CPR) or the most recent CPR if less than 3 months history is available.

Mortgage-backed securities known as PC's or mortgage pass-through certificates generally represent a participation interest in a pool of single-family mortgage loans. The principal and interest payments on these loans are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Mortgage participation certificates generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, PC's are usually more liquid than individual mortgage loans and may be used to collateralized certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because of their low risk weighting.

CMOs and REMICs are mortgage-related obligations and may be considered as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgage loans or mortgage-backed securities underlying these securities into two or more classes (or tranches) with different maturity or risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available; however, the complex structure of certain CMOs increases the difficulty in assessing the portfolio's risk and its fair value. Yields on privately issued CMOs generally exceed the yield on similarly structured agency CMOs because they expose the Company to certain risks not inherent in agency CMOs, such as credit risk and liquidity risk. Neither the U.S. government nor any of its agencies guarantees these assets generally because the loan size, credit underwriting or underlying collateral do not meet certain industry standards. Consequently, the potential for loss of principal is higher for privately issued securities. In addition, because the universe of potential investors for privately issued CMOs is smaller, these securities are somewhat less liquid than are agency issued or guaranteed securities. At March 31, 1999 the Company held CMOs and REMICs with a net carrying value of $209.9 million, including $59.3 million of privately issued CMOs.

Of the Company's $242.8 million mortgage-backed securities portfolio at March 31, 1999, $120.0 million with a weighted average yield of 5.52% had contractual maturities or period to repricing within ten years and $122.8 million with a weighted average yield of 6.85% had contractual maturities or period to repricing over ten years. However, the actual maturity of a mortgage-backed security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgage loans exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgage loans or mortgage-backed securities underlying REMICs or CMOs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs and CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

Municipal Bonds: The Company's tax exempt municipal bond portfolio, which at March 31, 1999, totaled $34.3 million at estimated fair value ($33.0 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various authorities, hospitals, water and sanitation districts located in the states of Washington, Oregon and Idaho. At March 31, 1999, general obligation bonds and revenue bonds had total estimated fair values of $19.9 million and $14.4 million, respectively. The company also acquired taxable revenue bonds in fiscal year 1999 totaling $2.8 million at estimated fair value ($2.7 million at amortized cost). Many bank qualifying municipal bonds are not rated by a nationally recognized credit rating agency (e.g., Moody's or Standard and Poor's) due to their smaller size. At March 31, 1999, the Company's municipal bond portfolio had a weighted average maturity of approximately 10.2 years and an average coupon rate of 6.38%. The largest security in the portfolio was an industrial revenue bond issued by the City of Kent, Washington, with an amortized cost of $3.6 million and a fair value of $3.6 million.

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

U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $56.5 million ($56.5 million at amortized cost) at March 31, 1999. The Company's subsidiary, FSBW, has invested a small portion of its securities portfolio in structured notes. The structured notes in which FSBW has invested provide for periodic adjustments in coupon rates or prepayments based on various indices and formulae. At March 31, 1999, structured notes, which totaled $4.0 million at fair value ($4.0 million at amortized cost), consisted of a U.S. Government agency obligation which matured in 2004 and 2005. In addition, most of the U.S. Government agency obligations owned by the Company include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

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

  Mortgage-backed or
   related securities
    Mortgage-backed
     securities:
      GNMA               22,508    6.22     16,862    5.58     20,273    7.05
      FHLMC               3,502    0.97      3,361    1.11      3,868    1.35
      FNMA                6,841    1.89      6,048    2.00      7,281    2.53
                       --------  ------   --------  ------   --------  ------
    Total mortgage-
     backed securities   32,851    9.08     26,271    8.69     31,422   10.93

   Mortgage-related
    securities
      CMOs-agency
       backed           150,438   41.56    146,300   48.38    117,212   40.77
      CMOs-Non-agency    59,346   16.39     24,559    8.12     25,741    8.95
                       --------  ------   --------  ------   --------  ------
    Total mortgage-
     related securities 209,784   57.95    170,859   56.50    142,953   49.72
                       --------  ------   --------  ------   --------  ------
         Total          242,635   67.03    197,130   65.19    174,375   60.65
                       --------  ------   --------  ------   --------  ------

Total securities
 available for sale    $362,021  100.00%  $302,419  100.00%  $287,516  100.00%
                       ========  ======   ========  ======   ========  ======
Held to Maturity:
  Municipal bonds
   (tax exempt)        $  1,991   92.39%  $     --      --%        --      --%
  CMOs - agency backed      164    7.61         --      --         --      --

  Certificates of
   deposit                   --      --        194  100.00%       987  100.00
                       --------  ------   --------  ------   --------  ------
         Total         $  2,155  100.00%  $    194  100.00%  $    987  100.00%
                       ========  ======   ========  ======   ========  ======
  Estimated market
   value               $  2,235           $    194           $    987
                       ========           ========           ========


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities (dollars in thousands):

                                                     At March 31 1999
          -------------------------------------------------------------------------------------------------
                             Over One to    Over Five to     Over Ten to        Over
          One Year or Less    Five Years      Ten Years     Twenty Years     Twenty Years         Total
          ---------------- --------------- --------------- --------------- ---------------- ----------------
                   Weight-         Weight-         Weight-         Weight-          Weight-          Weight-
          Carry-     ed    Carry-    ed    Carry-    ed    Carry-    ed    Carry-     ed    Carry-     ed
          ing      Average ing     Average ing     Average ing     Average ing      Average ing      Average
          Value     Yield  Value   Yield   Value   Yield   Value   Yield   Value     Yield  Value     Yield
          -----     -----  -----   -----   -----   -----   -----   -----   -----     -----  -----     -----
Available
 for sale
 --------
U. S.
 Government
 Treasury
 and agency
 obligations
  Fixed-
  rate    $  5,519  5.59%  $43,836  5.86%  $ 2,999  6.14%  $    --    --%  $     --    -- % $ 52,354  5.93%
  Adjustable-
   rate      4,164  5.69        --    --        --    --        --    --         --    --      4,164  5.69
          --------         -------         -------         -------         --------         --------
             9,683  5.63    43,836  5.86     2,999  6.14        --    --         --    --     56,518  5.91

Municipal
 bonds-
 taxable         -    --        --    --     1,029  6.68     1,555  8.08        249  5.05      2,833   7.29
Municipal
 bonds-
 exempt      1,878  5.29     4,875  5.59    12,854  6.32     9,230  6.94      3,422  5.52     32,259   6.23
          --------         -------         -------         -------         --------         --------
             1,878  5.29     4,875  5.59    13,883  6.35    10,785  7.10      3,671  5.49     35,092   6.32
Corporate
 bonds
   Fixed-
   rate     11,380  5.90     4,021  5.81     3,005  6.49        --    --      5,929  7.26     24,335   5.51

Mortgage-
backed
obligations:
   Fixed-rate   --    --       406  6.12       371  9.04     1,466 10.12     23,841  6.70     26,084   6.92
   Adjustable-
    rate     6,135  6.71       632  6.54        --    --        --    --         --    --      6,767    6.70
          --------         -------         -------         -------         --------         --------
             6,135  6.71     1,038  6.38       371  9.04     1,466 10.12     23,841  6.70     32,851    6.87
Mortgage-
related
obligations:
   Fixed-
    rate       422 10.55        --   --      3,535  6.89     5,525  6.09     91,800  6.89    101,282    6.86
   Adjustable-
    rate   108,502  5.37        --   --         --    --        --    --         --    --    108,502    5.37
          --------         -------         -------         -------         --------         --------
           108,924  5.39        --   --      3,535  6.89     5,525  6.09     91,800  6.89    209,784    6.09
          --------         -------         -------         -------         --------         --------
   Total
   mortgage-
   backed
   or
   related
   obliga-
   tions  115,059   5.46     1,038  6.38     3,906  7.09     6,991  6.94    115,641  6.85    242,635    6.20

Other stock    37   6.25     3,404  8.80        --    --        --    --         --    --      3,441    8.77
          --------         -------         -------         -------         --------         --------
Total
securities
available
for sale
carrying
value     $138,037  5.54%  $57,174  6.02%  $23,793  6.17%  $17,776  6.33%  $125,241  6.82%  $362,021   6.08%
          ========         =======         =======         =======         ========         ========
Total
securities
available
for sale
amortized
cost      $139,494         $53,725         $23,227         $17,101         $124,993         $358,540
          ========         =======         =======         =======         ========         ========
Held to
Maturity
Mortgage-
 related
 obligation
 fixed rate     --    --        --    --        --              --    --        164  5.73        164   5.73
Municipal
 bonds-exempt  285  6.54     1,172  7.45       434  7.80       100 10.00         --    --      1,991   7.52
          --------         -------         -------         -------         --------         --------
  Fixed-
   rate   $    285  6.54%  $ 1,172  7.45% $    434  7.80%  $   100 10.00%  $    164  5.73%  $  2,155  7.39%
          ========         =======         =======         =======         ========         ========

                                                         24

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

As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have other transaction
accounts.   However, as reflected in the balances and percentages for March
31, 1999, 1998 and 1997, the acquisitions of IEB, TB and WSB have added significantly to demand, NOW and Money Market accounts for the Company.


The following table sets forth the balances of deposits in the various types of accounts offered by the
Banks at the dates indicated (in thousands).

                                                          AT MARCH 31
                           ------------------------------------------------------------------------------
                                       1999                          1998                     1997
                           ----------------------------- ----------------------------- ------------------
                                      % of    Increase              % of   Increase             % of
                            Amount    Total  (Decrease)    Amount   Total  (Decrease)  Amount   Total
                          --------  ------    --------   --------  ------  ---------   -------  ------
Demand and NOW checking   $179,609   18.89%     67,420   $112,189   18.62%  $ 7,820    $104,369   18.78%
Regular savings accounts    59,133    6.22      17,049     42,084    6.99    (2,047)     44,131    7.94
Money market accounts      132,077   13.89      55,435     76,642   12.72      (227)     76,869   13.83
Certificates which mature:
  Within 1 year            405,306   42.63     165,232    240,074   39.84    27,221     212,853   38.31
  After 1 year, but
   within 2 years           93,343    9.82      18,824     74,519   12.37    20,966      53,553    9.64
  After 2 years, but
   within 5 years           71,832    7.55      28,327     43,505    7.22     2,542      40,963    7.37
  Certificates maturing
   thereafter                9,548    1.00      (3,961)    13,509    2.24    (9,459)     22,968    4.13
                          --------  ------    --------   --------  ------   -------    --------  ------
     Total                $950,848  100.00%    348,326   $602,522  100.00%  $46,816    $555,706  100.00%
                          ========  ======     =======   ========  ======   =======    ========  ======


The following table sets forth the deposit activities of the Banks for the periods indicated (in thousands).

                                           Year Ended March 31,
                                      ----------------------------
                                         1999      1998      1997
                                        ------    ------    ------
Beginning balance                     $602,522  $555,706  $383,070

Acquisitions                           218,368       - -   134,610
Net increase (decrease)
 before interest credited               95,939    21,527    16,290
Interest credited                       34,019    25,289    21,736
                                      --------  --------  --------
Net increase in savings deposits       348,326    46,816   172,636
                                      --------  --------  --------
Ending balance                        $950,848  $602,522  $555,706
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

(See "Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources." And Notes 11 and 12 of the consolidated Financial Statements)

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

State Regulation and Supervision: As a state-chartered savings bank, FSBW is subject to applicable provisions of Washington law and regulations. As a state chartered commercial Bank, TB is subject to applicable provisions of Washington law and regulations. As a state-chartered commercial bank, IEB is subject to applicable provisions of Oregon law and regulations. State law and regulations govern the Banks' ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Banks are subject to periodic examination and reporting requirements by and of their state banking regulators.

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

                             MANAGEMENT PERSONNEL

Executive Officers

The following table sets forth information with respect to the executive officers of the Company.


Name               Age (1)  Position with Company     Position with Banks
----               -------  ---------------------     -------------------

Gary Sirmon         55      Chief Executive Officer,  FSBW - Chief Executive
                            President and Director    Officer, President and
                                                      Director, IEB, TB -
                                                      Director


D. Allan Roth       62      Secretary/Treasurer       FSBW - Executive Vice
                            Executive Vice President  President and Chief
                                                      Financial Officer

Michael K. Larsen   56      Executive Vice President  FSBW - Executive Vice
                                                      President and Chief
                                                      Lending Officer

Jesse G. Foster     60      Director                  IEB - Chief Executive
                                                      Officer, President and
                                                      Director

Lloyd Baker         50      Senior Vice President     FSBW - Senior Vice
                                                      President

S. Rick Meikle      51      Director                  TB - Chief Executive
                                                      Officer, President and
                                                      Director
---------------
(1)  As of March 31, 1999.

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

Jesse G. Foster is the Chief Executive Officer, President and a Director of IEB and a Director of the Company. He joined IEB in 1962.

Lloyd Baker is a Senior Vice President with FSBW and is an Senior Vice President of the Company. He joined FSBW in 1995 as a Vice President.

S. Rick Meikle is Chief Executive Officer, President and a Director of TB and a Director of the Company. He helped form TB in 1991.

Signatures of Registrant

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 2, 1999.


                                      FIRST  WASHINGTON BANCORP, INC.


                                      /s/ Gary Sirmon
                                      --------------------------------------
                                      Gary Sirmon
                                      President and Chief Executive Officer


                                      /s/ D. Allan Roth
                                      --------------------------------------
                                      D. Allan Roth
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principle Financial and Accounting
                                       Officer)