Form 10-Q
period 1999-06-30
FIRST WASHINGTON BANCORP INC /WA/
filed 1999-08-13
CIK 946673

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the quarterly period ended........................  June 30, 1999
                                                             -------------

[X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------

                    Commission File Number   0-26584
                                            ---------

                         FIRST WASHINGTON BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              Washington                                      91-1691604
      ------------------------------                      -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)


             10 S. First Avenue        Walla Walla, Washington  99362
             --------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (509)  527-3636
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
       (1)     Yes   X       No
                   -----        -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class:                             As of July 31, 1999
          --------------                              -------------------
       Common stock, $.01 par value                   11,321,785 shares *

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

               First Washington Bancorp, Inc. and Subsidiaries
                                Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

       Consolidated Statements of Financial Condition
       as of June 30, 1999 and March 31, 1999............................  2

       Consolidated Statements of Income
       for the Quarters Ended June 30, 1999 and 1998.....................  3

       Consolidated Statements of Comprehensive Income for the
       Quarters ended June 30, 1999 and 1998.............................  4

       Consolidated Statements of Changes in Stockholders' Equity
       for the Three Months Ended June 30, 1999 and 1998.................  5

       Consolidated Statements of Cash Flows
       for the Three Months Ended June 30, 1999 and 1998.................  7

       Selected Notes to Consolidated Financial Statements...............  9

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

       General........................................................... 14

       Recent Developments and Significant Events........................ 14

       Comparison of Financial Condition at June 30, 1999 and March
       31, 1999.......................................................... 16

       Comparison of Results of Operations for the Three Months Ended
       June 30, 1999 and 1998............................................ 16

       Asset Quality..................................................... 22

       Market Risk and Asset/Liability Management........................ 23

       Liquidity and Capital Resources................................... 26

       Capital Requirements.............................................. 27

PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings........................................ 28

       Item 2.  Changes in Securities.................................... 28

       Item 3.  Defaults upon Senior Securities.......................... 28

       Item 4.  Submission of Matters to a Vote of Stockholders.......... 28

       Item 5.  Other Information........................................ 28

       Item 6.  Exhibits and Reports on Form 8-K......................... 28

SIGNATURES............................................................... 29

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                     June 30, 1998 and March 31, 1999


                                                     (Unaudited)
                                                        June 30     March 31
ASSETS                                                     1999         1999
                                                     ----------   ----------
Cash and due from banks                              $   55,820   $   72,503
Securities available for sale, cost $354,414
 and $358,540                                           355,215      362,021
Securities held to maturity, fair value $2,091
 and $2,235                                               2,054        2,155
Federal Home Loan Bank stock                             23,555       23,137
Loans receivable:
   Held for sale, fair value $18,773 and $11,256         18,773       11,256
   Held for portfolio                                 1,185,575    1,103,674
   Allowance for loan losses                            (13,305)     (12,261)
                                                     ----------   ----------
                                                      1,191,043    1,102,669

Accrued interest receivable                              10,116        9,898
Real estate held for sale, net                              911        1,439
Property and equipment, net                              16,301       15,960
Costs in excess of net assets acquired (goodwill),
 net                                                     39,305       34,182
Deferred income tax asset, net                            2,009          758
Other assets                                              7,464        7,178
                                                     ----------   ----------
                                                     $1,703,793   $1,631,900
                                                     ==========   ==========
LIABILITIES
Deposits:
   Non-interest-bearing                              $  110,553   $   97,062
   Interest-bearing                                     900,650      853,786
                                                     ----------   ----------
                                                      1,011,203      950,848

Advances from Federal Home Loan Bank                    427,099      408,252
Other borrowings                                         74,997       78,467
Accrued expenses and other liabilities                    8,965        7,928
Deferred compensation                                     1,755        1,691
Deferred income tax liability, net                           --           --
Income taxes payable                                      1,397        1,106
                                                     ----------   ----------
                                                      1,525,416    1,448,292
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                         --           --
Common stock - $0.01 par value, 27,500,000
 shares authorized, 12,001,562 shares issued: *
 11,330,140 shares and 11,647,615 shares outstanding *
 at June 30, 1999 and March 31, 1999, respectively.     124,242      130,770
Retained earnings                                        62,687       59,958
Accumulated other comprehensive income:
   Unrealized gain (loss) on securities available
    for sale                                                564        2,296
Unearned shares of common stock issued to Employee
 Stock Ownership Plan (ESOP) trust:
   745,918 and 745,918 restricted shares outstanding *
   at June 30, 1999 and March 31, 1999, respectively,
   at cost                                               (6,781)      (6,781)
Carrying value of shares held in trust for stock
 related compensation plans                              (4,547)      (4,785)
Liability for common stock issued to deferred, stock
 related, compensation plan                               2,212        2,150
                                                     ----------   ----------
                                                         (2,335)      (2,635)
                                                     ----------   ----------
                                                        178,377      183,608
                                                     ----------   ----------
                                                     $1,703,793   $1,631,900
                                                     ==========   ==========
*Adjusted for stock dividend: see Note 2.

               See notes to consolidated financial statements

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited) (in thousands except for per share amounts)

                                                       Quarters Ended
                                                           June 30
                                                 ---------------------------
                                                     1999            1998
INTEREST INCOME:                                 ---------        ---------
       Loans receivable                          $  26,128        $  20,877
       Mortgage-backed securities                    3,621            2,761
       Securities and deposits                       2,424            2,161
                                                 ---------        ---------
                                                    32,173           25,799
INTEREST EXPENSE:
       Deposits                                     10,048            8,036
       Federal Home Loan Bank advances               5,866            4,587
       Other borrowings                              1,012            1,317
                                                 ---------        ---------
                                                    16,926           13,940
       Net interest income before                ---------        ---------
       provision for loan losses                    15,247           11,859

PROVISION FOR LOAN LOSSES                              710              667
                                                 ---------        ---------
          Net interest income                       14,537           11,192

OTHER OPERATING INCOME:
       Loan servicing fees                             258              225
       Other fees and service charges                1,086              836
       Gain on sale of loans                           459              523
       Gain (loss) on sale of securities                 2                5
       Miscellaneous                                    56                4
                                                 ---------        ---------
        Total other operating income                 1,861            1,593

OTHER OPERATING EXPENSES:
       Salary and employee benefits                  5,768            4,198
       Less capitalized loan origination costs        (991)            (676)
       Occupancy and equipment                       1,550            1,049
       Information/computer data services              553              372
       Advertising                                     193              134
       Deposit insurance                                83               85
       Amortization of goodwill                        788              569
       Miscellaneous                                 1,839            1,342
                                                 ---------        ---------
        Total other operating expenses               9,783            7,073
                                                 ---------        ---------
        Income before provision for income taxes     6,615            5,712

PROVISION FOR INCOME TAXES                           2,558            2,164
                                                 ---------        ---------
NET INCOME                                       $   4,057        $   3,548
                                                 =========        =========
Net income per common share, see Note 5:

          Basic                                  $     .39        $     .33
          Diluted                                $     .37        $     .32

Cumulative dividends declared per common share:  $     .12        $     .08

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (unaudited) (in thousands)


                                                         Quarters Ended
                                                             June 30
                                                  ---------------------------
                                                     1999              1998
                                                  --------           --------
NET INCOME:                                       $  4,057           $  3,548

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF INCOME TAXES:
    Unrealized holding gain (loss) during the
     period, net of deferred income tax (benefit)
     of $(893) and $(37)                            (1,731)               (63)
    Less adjustment for gains included in net
     income, net of income tax of $1 and $2             (1)                (3)
                                                  --------           --------
    Other comprehensive income (loss)                (1732)               (66)
                                                  --------           --------
COMPREHENSIVE INCOME                              $  2,325           $  3,482
                                                  ========           ========

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in thousands)
              For the Three Months Ended June 30, 1999 and 1998

                                                        1999            1998
                                                  ----------      ----------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period                    $  130,770      $  108,994
    Acquisition of Towne Bank:
     Issuance of stock-fair market value in
      excess of basis                                     --           1,261
       Assumption of options                              --           2,018
    Release of earned ESOP shares                         --              90
    Recognition of tax benefit due to vesting
     of MRP shares                                        --              --
    Net proceeds (cost) of treasury stock
     reissued for exercised stock options                 44            (242)
    Purchase and retirement of treasury stock
     subsequent to reincorporation                    (6,572)             --
                                                  ----------      ----------
  Balance, end of period                             124,242         112,121

RETAINED EARNINGS:
  Balance, beginning of period                        59,958          72,962
    Net income                                         4,057           3,548
    Cash dividends                                    (1,328)           (864)
                                                  ----------      ----------
  Balance, end of period                              62,687          75,646

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning  of period                        2,296           2,680
    Other comprehensive income (loss), net of
     related income taxes                             (1,732)            (66)
                                                  ----------      ----------
  Balance, end of period                                 564           2,614

TREASURY STOCK, SEE NOTE 1:
  Balance, beginning of period                            --         (20,979)
    Basis of stock reissued in acquisition
     of Towne Bank                                        --          17,206
    Purchases of treasury stock                           --          (2,447)
    Purchases of treasury stock for exercised
     stock options                                        --            (305)
    Reissuance of treasury stock for MRP
     and/or exercised stock options                       --             305
                                                  ----------      ----------
   Balance, end of period                                 --          (6,220)

UNEARNED, RESTRICTED ESOP SHARES AT COST:
   Balance, beginning of period                       (6,781)         (7,163)
     Release of earned ESOP shares                        --              58
                                                  ----------      ----------
   Balance, end of period                             (6,781)         (7,105)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS:
   Balance, beginning of period                       (2,635)         (6,310)
     Net change in number and/or valuation of
      shares held in trust                                --              75
     Amortization of compensation related to MRP         300             301
                                                  ----------      ----------
   Balance, end of period                             (2,335)         (5,934)
                                                  ----------      ----------

TOTAL STOCKHOLDERS' EQUITY                        $  178,377      $  171,122
                                                  ==========      ==========

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (continued) (in thousands)
             For the Three Months Ended June 30, 1999 and 1998


                                                        1999            1998
                                                     -------         -------
COMMON STOCK , SHARES ISSUED:
   Number of shares, beginning of period              12,002          12,002
                                                     -------         -------
   Number of shares, end of period                    12,002          12,002
                                                     -------         -------
LESS TREASURY STOCK RETIRED/REPURCHASED:
   Number of shares, beginning of period                (354)         (1,053)
     Purchase of treasury stock                         (324)           (103)
     Purchase of treasury stock used for
      exercised stock options                             --             (13)
     Reissuance of treasury stock to deferred
      compensation plan and/or exercised stock
      options                                              6              13
     Shares reissued in acquisition of Towne Bank         --             853
Repurchase of shares forfeited from MRP                   --              --
   Number of shares retired/repurchased, end         -------         -------
    of period                                           (672)           (303)
                                                     -------         -------
   Shares issued and outstanding, end of period       11,330          11,699
                                                     =======         =======
UNEARNED, RESTRICTED ESOP SHARES:
   Number of shares, beginning of period                (746)           (788)
     Release of earned shares                             --               6
                                                     -------         -------
   Number of shares, end of period                      (746)           (782)
                                                     =======         =======

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (in thousands)
               For the Three Months Ended June 30, 1999 and 1998

                                                         1999           1998
                                                   ----------      ---------
OPERATING ACTIVITIES
  Net income                                       $   44,057      $   3,548
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Deferred taxes                                       (133)            --
    Depreciation                                          612            383
    Loss (gain) on sale of securities                      (2)            (5)
    Net amortization of premiums and discounts on
     investments                                          247            374
    Amortization of costs in excess of net assets
     acquired                                             788            569
    Amortization of MRP compensation liability            300            301
    Loss (gain) on sale of loans                         (390)          (311)
    Net changes in deferred loan fees, premiums
     and discounts                                        338            125
    Loss (gain) on disposal of real estate held
     for sale                                              12             --
    Loss (gain) on disposal of property and equipment      (6)            --
    Capitalization of mortgage servicing rights
     from sale of mortgages with servicing retained       (69)          (212)
    Amortization of mortgage servicing rights              75             69
    Provision for losses on loans and real estate
     held for sale                                        710            667
    FHLB stock dividend                                  (418)          (333)
    Cash provided (used) in operating assets and
     liabilities:
      Loans held for sale                              (7,517)        (3,849)
      Accrued interest receivable                         162           (575)
      Other assets                                       (290)            10
      Deferred compensation                               102             65
      Accrued expenses and other liabilities              933            668
     Income taxes payable                                 228         (2,251)
                                                   ----------      ---------
       Net cash provided (used) by operating
        activities                                       (261)          (757)
                                                   ----------      ---------
INVESTING ACTIVITIES:
  Purchase of securities available for sale           (14,744)       (99,445)
  Principal payments and maturities of securities
   available for sale                                  25,161         85,087
  Proceeds from sales of securities available
   for sale                                             5,797            504
  Purchase of securities held to maturity                  --             --
  Principal payments and maturities of securities
   held to maturity                                       103             20
  Purchase of FHLB stock                                   --         (1,217)
  Loans originated and closed - net                  (277,521)      (163,285)
  Purchase of loans and participating interest
   in loans                                            (1,494)       (37,452)
  Proceeds from sales of loans and participating
   interest in loans                                   30,298         36,309
  Principal repayments on loans                       193,722        113,556
  Purchase of property and equipment                     (510)          (411)
  Proceeds from sale of property and equipment              9             --
  Additional capitalized costs of  real estate
   held for sale net of insurance proceeds                (53)            --
  Basis of real estate held for sale acquired
   in settlement of loans and disposed of
   during the period                                    1,001            385
  Funds transferred to deferred compensation
   plan trusts                                            (41)           (20)
  Acquisitions, net cash (used) acquired               (5,343)         9,328
                                                   ----------      ---------
    Net cash used by investing activities             (43,615)       (56,641)
                                                   ----------      ---------

                            (Continued on next page)

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)  (in thousands)
              For the Three Months Ended June 30, 1999 and 1998
                         (Continued from prior page)

                                                         1999           1998
                                                   ----------      ---------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                  $   19,710      $   9,019
  Proceeds from FHLB advances                         122,500         82,654
  Repayment of FHLB advances                         (103,653)       (37,634)
  Proceeds from reverse repurchase borrowings             --         (1,034)
  Repayments of reverse repurchase borrowings          (3,568)            --
  Decrease-net in other borrowings                         98           (663)
  Compensation expense recognized for shares
   released for allocation to participants of
   the ESOP:
    Original basis of shares                               --             58
    Excess of fair value of released shares
     over basis                                            --             90
  Cash dividends paid                                  (1,366)          (802)
  Net (cost) proceeds of exercised stock options           44           (241)
  Purchase of treasury stock                           (6,572)        (2,447)
                                                   ----------      ---------
  Net cash provided by financing activities            27,193         49,000
                                                   ----------      ---------

 NET INCREASE (DECREASE) IN CASH AND DUE FROM
   BANKS                                              (16,683)        (8,398)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD           72,503         42,529
                                                   ----------      ---------
CASH AND DUE FROM BANKS, END OF PERIOD             $   55,820      $  34,131
                                                   ==========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                    $   17,038      $  15,310
  Taxes paid                                       $    2,373      $   4,415
  Non-cash transactions:
    Loans, net of discounts, specific loss
     allowances and unearned income transferred
     to real estate owned                          $      432      $     308
    Net change in accrued dividends payable        $       38      $      62
    Net change in unrealized gain (loss) in
     deferred compensation trust and related
     liability                                     $       44      $      91
    Fair value of stock issued and options
     assumed in connection with acquisitions       $       --      $  20,484

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1999 and March 31, 1999

Note 1: Basis of Presentation and Reincorporation

Basis of Presentation:
---------------------
The unaudited consolidated financial statements of FWWB included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include FWWB's wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). The balance sheet data at March 31, 1999, is derived from FWWB's audited financial statements. Certain information and note disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in FWWB's Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-26584).

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

Note 2:  Recent Developments

Acquisition of Seaport Citizens Bank:
------------------------------------
On April 1, 1999, FWWB and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase in the current period and resulted in the recording of $5.9 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $107,200 per quarter, beginning in the first quarter of the current period, or $429,000 per year. Founded in 1979, SCB was a commercial bank which had, before recording of goodwill, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operated two full service branches in Lewiston, Idaho.

Change in Fiscal End:
--------------------
On May 21, 1999 the Company announced its decision to change its fiscal year end from March 31 to December 31 beginning with the current period which will end on December 31, 1999.

Consolidation of Banking Operations:
-----------------------------------
On July 22, 1999 the Company announced its plans to combine its three separate banking subsidiaries into a single community banking franchise. The combination is designed to strengthen the company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identify. The consolidation will be done in stages. The first phase, which is expected to be completed by January 1, 2000, will include the merger of Towne Bank and First Savings Bank of Washington and the selection of a single name and charter to be used by Towne Bank, First Savings Bank, Whatcom State Bank and Seaport Citizens Bank. Final integration of all data processing into a common system and the merger of Inland Empire Bank are scheduled for completion by December 31, 2000.

Note 2:  BUSINESS SEGMENTS

The Company presently is managed by legal entity or Bank, not by lines of business. Each Bank is managed by its executive management team that is responsible for its own lending, deposit operations, information systems and administration. Marketing support, sales training assistance, credit card administration and human resources services are provided from a central source at FSBW, and costs are allocated to the individual Banks using appropriate methods based on usage. In addition, corporate overhead and centralized administrative costs are allocated to each Bank.

FSBW is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for construction of residential dwellings. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate and consumer loans. More recently, FSBW has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers and has expanded its consumer lending activities. FSBW's primary business is originating loans for portfolio in its primary market area, which consists of southeast, central, north central, and western Washington state and providing deposit services to customers in the areas of eastern Washington and western Idaho where it has full service branch offices. FSBW's wholly owned subsidiary, Northwest Financial Corporation, provides trustee services for FSBW, is engaged in real estate sales and receives commissions from the sale of annuities.

IEB is a community oriented commercial bank which historically has offered a wide variety of deposits and loan products to its consumer and commercial customers. Lending activities have included origination of consumer, commercial, agribusiness and real estate loans. IEB also has engaged in mortgage banking activity with respect to residential lending within its local markets, originating loans for sale generally on a servicing released basis. IEB operates a division, Inland Financial Services, which offers insurance and brokerage services to its customers.

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

Financial highlights by legal entity were as follows:

                                    Quarter Ended June 30, 1999
                      ------------------------------------------------------
                                       (dollars in thousands)
Condensed Income
 Statement
                         FSBW        IEB         TB      Other *     Total
                      ----------   --------   --------   ------   ----------
Net interest income
 (loss)               $    9,305   $  2,695   $  3,219   $   28   $   15,247
Provision for loan
 losses                      300         45        365       --          710
Other income               1,042        592        244      (17)       1,861
Other expenses             5,502      1,761      2,138      382        9,783
Income (loss) before  ----------   --------   --------   ------   ----------
 income taxes              4,545      1,481        960     (371)       6,615

Income taxes (benefit)     1,559        674        455     (130)       2,558
                      ----------   --------   --------   ------   ----------
Net income (loss)     $    2,986   $    807   $    505   $ (241)  $    4,057
                      ==========   ========   ========   ======   ==========
                                           June 30, 1999
                      ------------------------------------------------------

Total Assets          $1,252,263   $203,002   $247,681   $  847   $1,703,793
                      ==========   ========   ========   ======   ==========

                                   Quarter Ended June 30, 1998
                      ------------------------------------------------------
                                     (dollars in thousands)
Condensed Income
 Statement
                         FSBW        IEB         TB      Other *     Total
                      ----------   --------   --------   ------   ----------
Net interest income
 (loss)               $    6,771   $  2,421   $  2,324   $  343   $   11,859
Provision for loan
 losses                      483         44        140       --          667
Other income                 825        573        196       (1)       1,593
Other expenses             3,409      1,613      1,648      403        7,073
Income (loss) before  ----------   --------   --------   ------   ----------
 income taxes              3,704      1,337        732      (61)       5,712

Income taxes (benefit)     1,211        601        369      (17)       2,164
                      ----------   --------   --------   ------   ----------
Net income (loss)     $    2,493   $    736   $    363   $  (44)  $    3,548
                      ==========   ========   ========   ======   ==========

                                           June 30, 1998
                      ------------------------------------------------------

Total Assets          $  992,663   $188,405   $170,512   $10,483  $1,362,063
                      ==========   ========   ========   =======  ==========

* Includes intercompany eliminations and holding company amounts.

Note 4:  Additional Information Regarding Interest-Bearing Deposits and
         Securities

The following table sets forth additional detail on FWWB's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):


                                         June 30            March 31
                                            1999                1999
                                       ---------           ---------
Interest-bearing deposits included
 in cash and due from banks            $   5,504           $  21,377
                                       ---------           ---------
Mortgage-backed securities               237,978             242,799
Other securities-taxable                  80,828              83,686
Other securities-tax exempt               34,997              34,250
Other stocks with dividends                3,466               3,441
                                       ---------           ---------
    Total securities                     357,269             364,176

Federal Home Loan Bank (FHLB)
 stock                                    23,555              23,137
                                       ---------           ---------
                                       $ 386,328           $ 408,690
                                       =========           =========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                                Quarters Ended
                                                   June 30
                                       -----------------------------
                                            1999                1998
                                       ---------           ---------
Mortgage-backed securities             $   3,621           $   2,761
                                       ---------           ---------
Taxable interest and dividends             1,468               1,328
Tax-exempt interest                          538                 500
Federal  Home Loan Bank stock-
 dividends                                   418                 333
                                       ---------           ---------
                                           2,424               2,161
                                       ---------           ---------
                                       $   6,045           $   4,922
                                       =========           =========

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS) and Calculation of Outstanding Shares

                                                     Calculation of
                                          Weighted Average Shares Outstanding
                                                 for Earnings Per Share
                                                 ----------------------
                                                     (in thousands)

                                                     Quarters Ended
                                                          June 30
                                              --------------------------
                                                  1999              1998*
                                              --------          --------
Total shares originally issued                  12,002            12,002
  Less retired shares and treasury stock plus
   unvested shares allocated to MRP               (719)             (616)
  Less unallocated shares held by the ESOP        (746)             (785)
                                              --------          --------
Basic weighted average shares outstanding       10,537            10,601
Plus unvested MRP and stock option incremental
 shares considered outstanding for diluted
 EPS calculations                                  436               548
                                              --------          --------
Diluted weighted average shares outstanding     10,973            11,149
                                              ========          ========

                                                    Calculation of
                                                Outstanding Shares at
                                                ---------------------
                                                    (in thousands)
                                               June 30          March 31
                                                  1999              1999
                                              --------          --------
Total shares issued                             12,002            12,002
 Less retired shares and  treasury stock          (672)             (354)
                                              --------          --------
Outstanding shares issued                       11,330            11,648
                                              ========          ========

* Adjusted for 10% stock dividend granted August 10, 1998

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Washington Bancorp, Inc. (the Company or FWWB), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank
(TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation
(FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 23 branch offices and three loan production offices located in southeast, central, north central and western Washington. Effective January 1, 1999, FWWB completed the acquisition of Whatcom State Bancorp whose wholly owned subsidiary, Whatcom State Bank (WSB), was merged with FSBW and operates as Whatcom State Bank, a Division of First Savings Bank of Washington. WSB, which is based in Bellingham, operates five full service branches and a loan office in northwest Washington. Effective April 1, 1999 FSBW completed the acquisition of Seaport Citizens Bank (SCB). SCB was merged with FSBW and its two branches in Lewiston, ID, together with FSBW's Clarkston, WA branch operate as a division of FSBW. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its five branch offices and two loan production offices located in northeast Oregon. TB is a Washington-chartered commercial bank whose deposits are insured by the FDIC under BIF. TB conducts business from six full service branches in the Seattle, Washington, metropolitan area.

The operating results of FWWB depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of FWWB's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, FWWB's net interest income significantly increased for the current quarter ended June 30, 1999, when compared to the same period for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances from the acquisition of WSB and SCB on January 1, 1999 and April 1, 1999, respectively, although significant asset and liability growth also occurred at IEB and TB. FWWB's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

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

See Note 2 to Financial Statements

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

The three Bank subsidiaries have budgeted approximately $900,000, including $550,000 to cover soft and hard costs such as upgrading ATMs, contacting and monitoring vendors, contacting customers, providing information regarding preparations and testing the systems identified as critical and non-critical, and $350,000 for unidentified contingencies. FWWB and its Bank subsidiaries have incurred and expensed approximately $321,000 of Y2K-related costs in the fifteen month period ended June 30, 1999. Costs incurred and expensed in prior fiscal years were not significant.

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

Comparison of Financial Condition at June 30 and March 31, 1999

Total assets increased $72.0 million, or 4.4%, from $1.632 billion at March 31, 1999, to $1.704 billion at June 30, 1999. The majority of the increase, $51.0 million, was from the acquisition of Seaport Citizens Bank including $6.2 million of goodwill resulting from the use of purchase accounting. The remaining growth of $20.9 million was spread among all three subsidiary Banks and was funded primarily with deposit growth and advances from the FHLB. This growth represented a continuation of management's plans to further leverage FWWB's capital and reflects the solid economic conditions in the markets where FWWB operates.

Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $88.0 million, or 8.0%, from $1.103 billion at March 31, 1999, to $1.191 billion at June 30, 1999. The increase in gross loans of $95.0 million from $1.191 billion at March 31, 1999, to $1.286 billion at June 30, 1999, consists of $18.6 million of residential mortgages, $28.2 million of mortgages secured by commercial and multi-family real estate, $10.7 million of construction and land loans and $37.5 million of non-mortgage loans such as commercial, agricultural and consumer loans. These balances reflect the acquisition of SCB on April 1, 1999, which provided $27.4 million of gross loans consisting of $5.7 million of commercial and multi-family mortgages, $1.6 million of construction and land loans, $3.6 million of residential mortgages and $16.5 million of commercial and consumer loans. The majority of the increase in assets, excluding the SCB acquisition, was funded by a net increase of $35.1 million in deposits and FHLB advances. Asset growth was also funded by increased deposits and net income from operations. Deposits grew $60.4 million, or 6.3%, from $950.8 million at March 31, 1999, to $1.011 billion at June 30, 1999. The SCB acquisition provided $41.0 million of deposits. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $3.5 million, from $78.5 million at March 31, 1999, to $75.0 million at June 30, 1999. Securities available for sale and held to maturity decreased $6.9 million, or 2.0%, from $364.2 million at March 31, 1998, to $357.3 million at June 30, 1999. Federal Home Loan Bank Stock increased $418,000 as FWWB was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale decreased $528,000.

Comparison of Operating Results for the Quarters Ended June 30, 1999 and 1998

General.   Net income for the first quarter of the current period was $4.1 million, an increase of $509,000 from the comparable quarter in fiscal 1999. FWWB's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses. Compared to year ago levels, total assets increased 25.1% to $1.70 billion at June 30, 1999, total loans rose 27.2% to $1.286 billion, deposits grew 35.7% to $1.011 billion and borrowings increased 15.5% to $502.1 million. Net interest margin improved reflecting the acquisitions of WSB and SCB and continuing changes in the asset and liability mix.

Interest Income. Interest income for the quarter ended June 30, 1999, was $32.2 million compared to $25.8 million for the quarter ended June 30, 1998, an increase of $6.4 million, or 24.7%. The increase in interest income was a result of a $330.3 million, or 26.7%, growth in the average balance of interest-earning assets combined with a 13 basis point decrease in the average yield on those assets, which fell from 8.36% in the quarter ended June 1998, to 8.23% in June 1999. Average loans receivable for the first quarter of the current period increased by $270.6 million, or 29.9%, when compared to the same quarter in fiscal 1999. The increase in average loan balances reflect the acquisitions of WSB and SCB which added $80.3 million and $27.4 million of loans on the respective acquisition dates of January 1, 1999 and April 1, 1999. Interest income on loans increased by $5.3 million, or 20.5%, compared to the same quarter a year earlier, reflecting the impact of the increase in average loan balances and a 34 basis point decrease in the yield on those balances. A portion of the decreased yield on the loan portfolio is attributable to the decline in the prime rate of interest which averaged 8.00% for the most recent quarter compared to 8.50% for the same period a year earlier. Lower market yields in recent quarters also resulted in a significant amount of prepayment activity with higher yielding loans being refinanced into lower rates adding to the decline in loan yields for the quarter ended June 30, 1999. Average loans receivable represented 74.9% of average earning assets for the quarter ended June 30, 1999, compared to 73.1% for the same period a year earlier. The combined average balance of mortgage-backed and investment securities and FHLB stock for the first quarter of the current period increased $59.7 million compared to the first quarter of fiscal 1999, and interest and dividend income from those investments increased by $1.1 million for the June 1999 quarter compared to June 1998. The increase of interest income on this portfolio largely reflects that, while the average balance of mortgage-backed obligations increased by $43.1 million over the same quarter a year earlier, the yield on those securities increased 42 basis points. The increase in the yield on this portfolio primarily reflects an increase in market rates which resulted in increased yields on many adjustable rate securities which comprise a large portion of this portfolio. In addition, declining market rates during the June 30, 1998 quarter let to accelerated amortization of net premiums as a result of increased prepayments on the mortgage loans underlying the mortgage backed securities adversely effecting the yield reported for that period. Average balances for other investment securities and deposits increased $10.5 million, and the yield on those balances increased 6 basis points also reflecting rising market rates. Holdings of FHLB stock (excluding the SCB and WSB acquisitions) increased commensurate with the growth in FHLB advances and the yield on that stock decreased 54 basis points.

Interest Expense. Interest expense for the quarter ended June 30, 1999, was $16.9 million compared to $13.9 million for the comparable period in 1998, an increase of $3.0 million, or 21.6%. The increase in interest expense was due to the $344.0 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended June 1999 was largely due to a $255.7 million increase in the average balance of deposits combined with an $104.0 million growth in average FHLB advances and other borrowings. The increased average deposit balances reflect the acquisitions of WSB and SCB which added $84.8 million and $40.6 million of deposits on the respective acquisition dates of January 1, 1999 and April 1, 1999. These increased balances resulted in a $2.0 million increase in deposit related interest expense, despite a 32 basis point decline in the average rate paid during the period. The average rate on deposits decreased from 4.39% for the quarter ended June 30, 1998, to 4.07% for the quarter ended June 30, 1999, reflecting the $28.6 million growth in non-interest bearing deposits, of which $21.2 million is from acquisitions. Average FHLB advances totaled $407.7 million during the quarter ended June 30, 1999, as compared to $303.7 million during the quarter ended June 30, 1998, resulting in a $1.3 million increase in related interest expense. The average rate paid on those advances decreased from 6.06% for the quarter ended June 30, 1998, to 5.77% for the comparable period in 1999. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $15.7 million from $92.4 million for the quarter ended June 30, 1998, to $76.7 million for the same period in 1999, and the related interest expense decreased $305,000, from $1.32 million to $1.01 million for the respective periods. The cost of other borrowings decreased 43 basis points from 5.72% for the quarter ended June 30, 1998 to 5.29% for the June 1999 quarter. The cost of total interest-bearing liabilities declined 35 basis points from 4.95% for the three months ended June 30, 1998 to 4.60% for the three months ended June 30, 1999.

The following tables provide additional comparative data on the Company's operating performance:
                                                      Quarters Ended
               Average Balances                           June 30
               ----------------                 ----------------------------
                (in thousands)                         1999             1998
                                                -----------      -----------
Investment securities and deposits              $   131,486      $   120,952
Mortgage-backed obligations                         238,092          194,957
Loans                                             1,175,625          904,996
FHLB stock                                           23,141           17,155
                                                -----------      -----------
       Total average interest-earning asset       1,568,344        1,238,060

Non-interest-earning assets                          99,315           75,933
                                                -----------      -----------
        Total average assets                    $ 1,667,659      $ 1,313,993
                                                ===========      ===========

Deposits                                        $   990,137      $   734,480
Advances from FHLB                                  407,705          303,672
Other borrowings                                     76,689           92,418
       Total average interest-bearing           -----------      -----------
        liabilities                               1,474,531        1,130,570

Non-interest-bearing liabilities                     10,804           11,055
                                                -----------      -----------
       Total average liabilities                  1,485,335        1,141,625

Equity                                              182,324          172,368
                                                -----------      -----------
       Total average liabilities and equity     $ 1,667,659      $ 1,313,993
                                                ===========      ===========

     Interest Rate Yield/Expense (rates are annualized)
     --------------------------------------------------
Interest Rate Yield:
   Investment securities and deposits                  6.12%            6.06%
   Mortgage-backed obligations                         6.10%            5.68%
   Loans                                               8.91%            9.25%
   FHLB stock                                          7.25%            7.79%
Total interest rate yield on interest-earning   -----------      -----------
 assets                                                8.23%            8.36%
                                                -----------      -----------
Interest Rate Expense:
   Deposits                                            4.07%            4.39%
   Advances from FHLB                                  5.77%            6.06%
   Other borrowings                                    5.29%            5.72%
     Total interest rate expense on interest-   -----------      -----------
      bearing liabilities                              4.60%            4.95%
                                                -----------      -----------
     Interest spread                                   3.63%            3.41%
                                                ===========      ===========
     Net interest margin on interest earning
      assets                                           3.90%            3.84%
                                                -----------      -----------

  Additional Key Financial Ratios (ratios are annualized)
  -------------------------------------------------------
Return on average assets                               0.98%            1.08%
Return on average equity                               8.93%            8.26%
Average equity/average assets                         10.93%           13.12%
Average interest-earning assets/interest-bearing
 liabilities                                         106.36%          109.51%
Non-interest [other operating] expenses/average
 assets
  Excluding amortization of costs in excess of
   net assets acquired (goodwill)                      2.16%            1.99%
  Including amortization of costs in excess of
   net assets acquired (goodwill)                      2.35%            2.16%
Efficiency ratio [non-interest (other operating)
 expenses/revenues]
  Excluding amortization of costs in excess of
   net assets acquired (goodwill)                     52.58%           48.35%
  Including amortization of costs in excess of
   net assets acquired (goodwill)                     57.18%           52.58%

Provision for Loan Losses. During the quarter ended June 30, 1999, the provision for loan losses was $710,000, compared to $667,000 for the quarter ended June 30, 1998, an increase of $43,000. The increase in the provision for losses reflects loan portfolio growth as well as changes in the portfolio composition which were generally offset by lower net charge offs in the most recent quarter. A comparison of the allowance for loan losses at June 30, 1999 and 1998 shows an increase of $3.6 million from $9.7 million in fiscal 1999 to $13.3 million in the current year. The allowance for loan losses increased by $1.0 million, to $13.3 million at June 30, 1999, compared to $12.3 million at March 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.10% at both June 30, 1999 and March 31, 1999.

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

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                                        June 30      March 31
                                                           1999          1999
                                                     ----------    ----------
Loans (including loans held for sale):
       Secured by real estate
           One to four single family dwellings (SFD) $  426,305    $  407,673
           Commercial and  multifamily                  353,036       324,858
           Construction and land-secured                227,817       217,094
       Commercial                                       173,123       149,943
        Agribusiness                                     52,189        46,800
       Consumer, including credit cards                  53,873        44,346
                                                     ----------    ----------
                                                     $1,286,343    $1,190,714

      Less loans in process                              77,457        71,638
      Less deferred fees and discounts                    4,538         4,146
                                                     ----------    ----------
          Net loans outstanding before allowance
          for loan losses                            $1,204,348    $1,114,930

      Less allowance for loan losses                     13,305        12,261
                                                     ----------    ----------
      Total net loans at end of period               $1,191,043    $1,102,669
                                                     ==========    ==========
Allowance for loan losses as a percentage of net
 loans outstanding                                       1.10%         1.10%

                                                           Quarters Ended
                                                               June 30
                                                     ------------------------
                                                       1999           1998
                                                     ---------       --------
Balance, beginning of the year                       $ 12,261        $  7,857

Allowances added through business combinations            477           1,616

Provision                                                 710            667
Recoveries of loans previously charged off:
       Residential real estate                             --              --
       Commercial/multifamily real estate                  --              --
       Construction/land                                   --              --
       Commercial business                                 22              66
       Agribusiness                                        --              --
       Consumer finance                                     2               2
       Credit cards                                         2               1
                                                      -------        --------
                                                           26              69
Loans charged off:
       Residential real estate                             --             (25)
       Commercial/multifamily real estate                  --              --
       Construction/land                                   --             (13)
       Commercial business                               (134)           (402)
       Agribusiness                                        --              --
       Consumer finance                                    (3)            (17)
       Credit cards                                       (32)            (35)
                                                      -------          -------
                                                         (169)           (492)
                                                      -------          -------
Net charge offs                                          (143)           (423)
                                                      -------          -------

Balance, end of year                                 $  13,305       $  9,717
                                                     =========       ========
Charge-offs as a percentage of average net
 book value of loans outstanding for the period.          0.01%          0.05%

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                                         June 30     March 31
                                                            1999         1999
                                                         -------     --------
Specific or allocated loss allowances:
Secured by real estate:
       One- to four-family real estate loans             $ 2,794     $  2,757
       Multifamily and commercial                          4,080        3,567
       Construction                                        1,676        1,597
       Commercial/agricultural                             2,569        2,522
       Consumer, credit card and other                     1,044          841
                                                         -------     --------
             Total allocated                              12,163       11,284
       Unallocated                                         1,142          977
                                                         -------     --------
         Total allowance for loan losses                 $13,305     $ 12,261
                                                         =======     ========
Ratio of allowance for loan losses to
 non-performing loans                                        1.92        1.60

Allowance for loan losses as a percent of net loans
 (loans receivable excluding allowance for losses)           1.10%       1.10%

Other Operating Income. Other operating income increased $268,000 from $1.6 million for the quarter ended June 30, 1998, to $1.9 million for the quarter ended June 30, 1999. The increase included a $250,000 increase in other fees and service charges due largely to the addition of WSB and SCB's operations, combined with increases in fee income at FSBW, IEB and TB reflecting deposit growth and pricing adjustments. The volume of loan sales decreased from $36.3 million, for the quarter ended June 30, 1998, to $30.3 million, for the quarter ended June 30, 1999 resulting in a decrease of gain on loan sales from $523,000 for the June 1998 quarter to $459,000 for the most recent quarter. Gains on loan sales were adversely impacted by the rising interest rate environment during the June 1999 quarter and by a lower amount of sales of SBA loans which often result in greater gains than comparable volumes of non-SBA loan sales. Increased sales of loans at FSBW were designed to curtail the rate of growth in relatively low yielding fixed rate residential mortgages during this period to reduce the Bank's exposure to the risk of rising interest rates.

Other Operating Expenses. Other operating expenses increased $2.7 million from $7.1 million for the quarter ended June 30, 1998, to $9.8 million for the quarter ended June 30, 1999. The increase in expenses was largely due to the inclusion of WSB and SCB's operating expenses in the first quarter of the current year that were not present in fiscal 1999. The increase in other operating expenses was partially offset by a $315,000 increase in capitalized loan origination costs resulting from an increased volume in loan origination. In addition to the acquisitions of WSB and SCB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships, branch location and complexity of operations as FWWB continues to expand. Because of the high operating expenses associated with transitioning FWWB to more of a commercial bank profile, FWWB's efficiency ratio, excluding the amortization of goodwill, increased to 52.58%, for the first quarter of the current year, from 48.35% for the same period in fiscal 1999. Other operating expenses as a percentage of average assets were 2.35% (2.16% excluding the amortization of goodwill) for the quarter ended June 30, 1999,compared to 2.16% (1.99% excluding the amortization of goodwill) for the quarter ended June 30, 1998. Goodwill amortization increased by $219,000 compared to the same quarter a year earlier as a result of the acquisitions of WSB and SCB.

Income Taxes.. Income tax expense was $2.6 million for the quarter ended June 30, 1999, compared to $2.2 million for the comparable quarter in 1998. The $394,000 increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the
34% surtax exemption; the net effect of paying state income taxes; and   that
the expenses from the amortization of costs in excess of net assets acquired in purchases (Goodwill) and part of the expense recorded in the release of ESOP shares are not deductible for tax purposes. The Company's effective tax rates for the quarters ended June 30, 1999 and 1998, were 39% and 38%, respectively.

Asset Quality

The following tables are provided to disclose additional details on asset quality (in thousands):

                                                    June 30          March 31
                                                       1999              1999
                                                  ---------          --------
Non-performing assets at end of the period:
 Nonaccrual Loans:
       One- to four-family real estate loans        $ 3,013          $  3,564
       Multifamily real estate                          147               351
       Commercial real estate                           351                --
       Construction                                   1,393               767
       Commercial business                              961             1,392
       Agricultural business                             47                47
       Consumer, credit card and other                   12                17
                                                  ---------          --------
                                                      5,924             6,138
Loans more than 90 days delinquent,
    still on accrual:
       One- to four-family real estate loans              2                20
       Multifamily real estate                          410                --
       Commercial real estate                            --               384
       Construction                                      --                --
       Commercial business                               41                --
       Agricultural business                            473             1,052
       Consumer, credit card and other                   80                82
                                                  ---------          --------
                                                      1,006             1,538
                                                  ---------          --------
Total non-performing loans                        $   6,930          $  7,676
                                                  =========          ========
Non-performing loans to net loans                      0.58%             0.69%
Non-performing loans as a percentage of total
  net loans at end of the period                       0.58%             0.69%
Ratio of allowance for loan losses to non-performing
  loans at end of the period                            192%              160%
Non-performing assets as a percentage of total
  assets at end of the period                          0.47%             0.57%

Troubled debt restructuring [TDR's]
     at end of the period                         $     376          $    380
                                                  ---------          --------

Troubled debt restructuring as a percentage of:
  Total gross principal of loans outstanding at
  end of the period                                    0.03%             0.03%

  Total assets at end of the period                    0.02%             0.02%

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

Sensitivity Analysis

The table of Interest Rate Risk Indicators sets forth, as of June 30, 1999, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators

                                           Estimated Change in
                               ----------------------------------------------
Change (In Basis Points)         Net Interest Income
 in Interest Rates (1)             Next 12 Months          Net Market Value
------------------------       ------------------------   -------------------
                                             (Dollars in thousands)

          +400                 $ (2,762)       (4.5%)     $(80,479)  (43.9%)
          +300                   (1,639)       (2.7%)      (63,771)  (34.8%)
          +200                     (813)       (1.3%)      (44,192)  (24.1%)
          +100                     (261)       (0.4%)      (22,463)  (12.3%)
             0                        0            0             0        0
          -100                     (713)        (1.2%)        9,496     5.2%
          -200                   (2,015)       (3.3%)        6,815     3.7%
          -300                   (4,526)       (7.4%)      ( 4,403)   (2.4%)
          -400                   (7,828)      (12.9%)      (21,240)  (11.6%)

-------------
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

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

The table of Interest Sensitivity Gap, presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 1999. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At June 30, 1999, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $147.2 million, representing a one-year gap to total assets ratio of (8.64%).


Table of Interest Sensitivity Gap

                                         6 Months
                              Within     to One     1-3       3-5         5-10      Over 10
                              6 Months   Year       Years     Years       Years     Years     Total
                              --------   ----       -----     -----       -----     -----     -----
                                                        (dollars in thousands)
Interest-earning assets(1):
  Construction loans          $ 105,565  $  34,857  $    832  $     417   $     --  $     --  $  141,671
  Fixed-rate mortgage loans      40,914     38,106   131,063    111,457    151,865    94,160     567,565
  Adjustable-rate mortgage
   loans                        101,154     54,710    46,926     17,683         --        --     220,473
  Fixed-rate mortgage-backed
   securities                    11,230     10,760    55,908     32,942     20,803     2,666     134,309
  Adjustable-rate mortgage-
   backed securities            101,642      3,525        --         --         --        --     105,167
   Fixed-rate agriculture/
    commercial loans             11,174      5,404    13,724     20,498     11,375     1,076      63,251
   Adjustable-rate agriculture/
    commercial loans            162,039         --        --         --         --        --     162,039
  Consumer and other loans       17,454      3,472    11,798      8,889      1,647    10,173      53,433
  Investment securities and
   interest-bearing deposits     28,309      3,008    17,775     33,710     16,430    49,368     148,600
                              ---------  ---------  --------  ---------   --------  --------  ----------
    Total rate-sensitive
     assets                     579,481    153,842   278,026    225,596    202,120   157,443   1,596,508
                              ---------  ---------  --------  ---------   --------  --------  ----------
Interest-bearing liabilities(2):
  Regular savings and NOW
   accounts                      20,780     20,779    48,485     48,485         --        --     138,529
  Money market deposit accounts  73,831     44,299    29,533         --         --        --     147,663
  Certificates of deposit       280,043    159,719   132,157     33,807      8,711        21     614,458
  FHLB advances                 156,631     50,548   103,280    102,290     13,500       849     427,098
  Other borrowings               69,122         --        --         --         --        --      69,122
  Retail repurchase agreements    2,619      2,192        --      1,065         --        --       5,876
                              ---------  ---------  ---------  ---------  --------  --------  ----------
     Total rate-sensitive
      liabilities               603,026    277,537    313,455    185,647    22,211       870   1,402,746
                              ---------  ---------  ---------  ---------  --------  --------  ----------
Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities        $ (23,545) $(123,695) $ (35,429) $  39,949  $179,909  $156,573  $  193,762
                              =========  =========  =========  =========  ========  ========  ==========
Cumulative excess (deficiency)
 of interest-sensitive assets $ (23,545) $(147,240) $(184,669) $(142,720) $ 37,189  $193,762  $  193,762
                              =========  ========== =========  =========  ========  ========  ==========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities             96.10%      83.28%    84.70%     89.66%   102.65%   113.81%     113.81%
                              =========  ========== =========  =========  ========  ========  ==========
Interest sensitivity gap to
     total assets                (1.38%)     (7.26%)   (2.08%)     2.34%    10.56%     9.19%      11.37%
                              ========== ========== =========  =========  ========  ======== ==========

Ratio of cumulative gap to
 total assets                    (1.38%)     (8.64%)  (10.72%)    (8.38%)    2.18%    11.37%      11.37%
                              ========== ========== =========  =========  =======   ======== ===========

                                                 (footnotes on following page)

                                                               25

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $273.8 million or (16.07%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

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

The primary investing activity of FWWB is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, FSBW, IEB and TB. During the three months ended June 30, 1999, the Banks originated $277.5 million of loans and purchased $1.5 million of loans. In addition, during this three month period, funds were used to purchase $6.6 million of treasury stock and pay out $10.1 million for the acquisition of SCB. These activities were funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the three months ended June 30, 1999, principal repayments on loans totaled $193.7 million and the Banks' proceeds from the sale of mortgage loans totaled $30.3 million. FHLB advances and other borrowings increased $15.4 million (net of the SCB acquisition) for the same period, and net deposit growth was $19.7 million (net of the SCB acquisition).

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At June 30, 1999, the Banks had undisbursed loans in process totaling $77.5 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW also maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 45% of FSBW's total assets, which as of June 30, 1999, would give FSBW a total credit line of $563.7 million. Advances under this credit facility totaled $421.5 million, or 33.7%
of FSBW's assets at June 30, 1999.   IEB and TB also maintain credit
facilities with various financial institutions, including the FHLB of Seattle, that would allow them to borrow up to $20.8 million.

At June 30, 1999, savings certificates amounted to $614.5 million, or 61%, of the Banks' total deposits, including $438.8 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances, other borrowings and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 1999, FWWB's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for FWWB along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                          Minimum for capital
                                           Actual           adequacy purposes
                                  -------------------     -------------------
                                  Amount       Ratio      Amount       Ratio
                                  --------     ------     -------     -------
    June 30, 1999:
       FWWB-consolidated
       Total capital to risk-
          weighted assets        $ 151,647     13.45%     $90,176       8.00%
       Tier 1 capital to risk-
          weighted assets          138,342     12.27       45,088       4.00
       Tier 1 leverage capital
          average assets           138,342      8.51       65,035       4.00

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Stockholders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8K

Report (s) on Form 8-K filed during the quarter ended June 30, 1999, are as follows:

       Date Filed                            Purpose
       ----------                            -------

May 21, 1999                               Announcement of change in fiscal
                                           year end from March 31 to
                                           December 31 beginning with the
                                           period ended on December 31,1999.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        First Washington Bancorp, Inc.




August 13, 1999                         /s/ Gary Sirmon
                                        -------------------------------------
                                        Gary Sirmon
                                        President and Chief Executive Officer


August 13, 1999                         /s/ D. Allan Roth
                                        -------------------------------------
                                        D. Allan Roth
                                        Secretary and Treasurer and Executive
                                        Vice President