Form 10-Q
period 1999-09-30
FIRST WASHINGTON BANCORP INC /WA/
filed 1999-11-12
CIK 946673

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the quarterly period ended....................  SEPTEMBER 30, 1999
                                                        --------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ----------------

                      Commission File Number      0-26584

                          FIRST WASHINGTON BANCORP, INC.
                          ------------------------------
            (Exact name of registrant as specified in its charter)

        Washington                                            91-1691604
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

            10 S. First Avenue        Walla Walla, Washington  99362
            --------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (509) 527-3636
                          --------------------------
              (Registrant's telephone number, including area code)


              Former name, former address and former fiscal year,
                       if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1)   Yes   X       No
               -----        -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of class:                             As of October 31, 1999
       ---------------                             ----------------------

      Common stock, $.01 par value                 11,322,907 shares *

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

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                               Table of Contents
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

   Consolidated Statements of Financial Condition
   as of September 30, 1999 and March 31, 1999........................... 2

   Consolidated Statements of Income
   for the Quarters and Six Months Ended September 30, 1999 and 1998..... 3

   Consolidated Statements of Comprehensive Income for the
   Quarters and Six Months ended September 30, 1999 and 1998............. 4

   Consolidated Statements of Changes in Stockholders' Equity
   for the Six Months Ended September 30, 1999 and 1998.................. 5

   Consolidated Statements of Cash Flows
   for the Six Months Ended September 30, 1999 and 1998.................. 7

   Selected Notes to Consolidated Financial Statements................... 9

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation
   General............................................................... 14

   Recent Developments and Significant Events............................ 14

   Comparison of Financial Condition at September 30, 1999 and March
   31, 1999.............................................................. 16

   Comparison of Results of Operations for the Quarters and Six
   Months Ended September 30, 1999 and  1998............................. 16

   Asset Quality......................................................... 22

   Market Risk and Asset/Liability Management............................ 23

   Liquidity and Capital Resources....................................... 26

   Capital Requirements.................................................. 27

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings............................................. 28

   Item 2. Changes in Securities......................................... 28

   Item 3. Defaults upon Senior Securities............................... 28

   Item 4. Submission of Matters to a Vote of Stockholders............... 28

   Item 5. Other Information............................................. 28

   Item 6. Exhibits and Reports on Form 8-K.............................. 28

SIGNATURES............................................................... 29

              FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (in thousands, except shares)
                   September 30, 1999 and March 31, 1999

                                                     (Unaudited)
                                                    September 30     March 31
ASSETS                                                      1999         1999
                                                    ------------  -----------
Cash and due from banks                             $     46,124  $    72,503
Securities available for sale, cost $361,044
 and $358,540                                            357,626      362,021
Securities held to maturity, fair value $2,028
 and $2,235                                                1,997        2,155
Federal Home Loan Bank stock                              23,985       23,137
Loans receivable:
   Held for sale,  fair value $21,899 and $11,256         21,899       11,256
   Held for portfolio                                  1,239,546    1,103,674
   Allowance for loan losses                             (13,639)     (12,261)
                                                    ------------  -----------
                                                       1,247,806    1,102,669
Accrued interest receivable                               11,259        9,898
Real estate held for sale, net                             1,415        1,439
Property and equipment, net                               16,503       15,960
Costs in excess of net assets acquired (goodwill), net    38,517       34,182
Deferred income tax asset, net                             3,638          758
Other assets                                               5,186        7,178
                                                    ------------  -----------
                                                    $  1,754,056  $ 1,631,900
                                                    ============  ===========
LIABILITIES
Deposits:
   Non-interest-bearing                             $    125,717  $    97,062
   Interest-bearing                                      926,538      853,786
                                                    ------------  -----------
                                                       1,052,255      950,848

Advances from Federal Home Loan Bank                     430,945      408,252
Other borrowings                                          77,391       78,467
Accrued expenses and other liabilities                    10,421        7,928
Deferred compensation                                      1,852        1,691
Deferred income tax liability, net                            --           --
Income taxes payable                                       2,280        1,106
                                                    ------------  -----------
                                                       1,575,144    1,448,292
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                          --           --
Common stock - $0.01 par value, 27,500,000
 shares authorized, 12,001,562 shares issued: *
 11,322,907 shares and 11,647,615 shares
 outstanding * at September 30, 1999 and
 March 31, 1999, respectively.                           124,290      130,770
Retained earnings                                         65,555       59,958
Accumulated other comprehensive income:
   Unrealized gain (loss) on securities available
    for sale                                              (2,161)       2,296
Unearned shares of common stock issued to
 Employee Stock Ownership Plan (ESOP) trust:
 745,918 and 745,918 restricted shares outstanding *
 at September 30, 1999 and March 31, 1999,
 respectively, at cost                                    (6,781)      (6,781)

Carrying value of shares held in trust for stock
 related compensation plans                               (4,264)      (4,785)
Liability for common stock issued to deferred,
 stock related, compensation plan                          2,273        2,150
                                                    ------------  -----------
                                                          (1,991)      (2,635)
                                                    ------------  -----------
                                                         178,912      183,608
                                                    ------------  -----------
                                                    $  1,754,056   $ 1,631,900
                                                    ============  ============
*Adjusted for stock dividend: see Note 2.
             See notes to consolidated financial statements

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited) (in thousands except for per share amounts)

                                        Quarters Ended     Six Months Ended
                                          September 30       September 30
                                      ------------------  ------------------
                                          1999      1998      1999      1998
                                      --------  --------  --------  --------
INTEREST INCOME:
     Loans receivable                 $ 27,244  $ 22,063  $ 53,372  $ 42,940
     Mortgage-backed securities          4,039     3,423     7,660     6,184
     Securities and deposits             2,312     2,190     4,736     4,351
                                      --------  --------  --------  --------
                                        33,595    27,676    65,768    53,475
INTEREST EXPENSE:
     Deposits                           10,455     8,304    20,503    16,340
     Federal Home Loan Bank advances     6,076     5,244    11,942     9,831
     Other borrowings                    1,078     1,371     2,090     2,688
                                      --------  --------  --------  --------
                                        17,609    14,919    34,535    28,859
                                      --------  --------  --------  --------
       Net interest income before
       provision for loan losses        15,986    12,757    31,233    24,616

PROVISION FOR LOAN LOSSES                  510       703     1,220     1,370
                                      --------  --------  --------  --------
       Net interest income              15,476    12,054    30,013    23,246

OTHER OPERATING INCOME:
     Loan servicing fees                   229       165       487       390
     Other fees and service charges      1,147       827     2,233     1,663
     Gain on sale of loans                 396       628       855     1,151
     Gain (loss) on sale of securities      --         2         2         7
     Miscellaneous                         147       170       203       174
                                      --------  --------  --------  --------
       Total other operating income      1,919     1,792     3,780     3,385
OTHER OPERATING EXPENSES:
     Salary and employee benefits        6,101     4,410    11,869     8,608
     Less capitalized loan
      origination costs                   (738)     (643)   (1,729)   (1,319)
     Occupancy and equipment             1,566     1,133     3,116     2,182
     Information/computer data
      services                             582       369     1,135       741
     Advertising                           124       137       317       271
     Deposit insurance                      85        89       168       174
     Amortization of goodwill              788       569     1,576     1,138
     Miscellaneous                       2,086     1,423     3,925     2,765
                                      --------  --------  --------  --------
       Total other operating
        expenses                        10,594     7,487    20,377    14,560
                                      --------  --------  --------  --------
       Income before provision for
        income taxes                     6,801     6,359    13,416    12,071

PROVISION FOR INCOME TAXES               2,594     2,392     5,152     4,556
                                      --------  --------  --------  --------
NET INCOME                            $  4,207  $  3,967  $  8,264  $  7,515
                                      ========  ========  ========  ========

Net income per common share, see
 Note 5:
     Basic                            $    .40  $    .38       .79  $    .71
     Diluted                          $    .39  $    .36       .76  $    .68

Cumulative dividends declared per
 common share:                        $    .12  $    .09       .24  $    .17

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Unaudited) (in thousands)

                                        Quarters Ended     Six Months Ended
                                          September 30       September 30
                                      ------------------  ------------------
                                          1999      1998      1999      1998
                                      --------  --------  --------  --------
NET INCOME:                           $  4,207  $  3,967  $  8,264  $  7,515

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF INCOME TAXES:
     Unrealized holding gain (loss)
      during the period, net of
      deferred income tax (benefit)
      of $(1,495) and (497);            (2,725)      913    (4,456)      850
      and $2440 and $(464),
      respectively.
     Less adjustment for gains
      included in net income,
      net of income tax of $0 and
      $1; and $1 and $3                     --        (1)       (1)       (4)
      respectively                    --------  --------  --------  --------
     Other comprehensive income
      (loss)                            (2,725)      912    (4,457)      846
                                      --------  --------  --------  --------
COMPREHENSIVE INCOME                  $  1,482  $  4,879  $  3,807  $  8,361
                                      ========  ========  ========  ========

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (In thousands)
              For the Six Months Ended September 30, 1999 and 1998

                                                           1999         1998
                                                      ---------    ---------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period                        $ 130,770    $ 108,994
   Acquisition of Towne Bank:
    Issuance of stock-fair market value in
     excess of basis                                         --        1,261
    Assumption of options                                    --        2,018
   Release of earned ESOP shares                             --          174
   Recognition of tax benefit due to vesting of
    MRP shares                                              188          276
   Issuance of Shares to MRP                                 52           --
   Repurchase of forfeited shares from MRP                   (5)          --
   Net proceeds (cost) of treasury stock reissued
    for exercised stock options                              64         (318)
   Purchase and retirement of treasury stock
    subsequent to reincorporation                        (6,779)          --
   Record 10% stock dividend, see Note 2                     --       24,371
   Retirement of treasury shares resulting from
    reincorporation in state of Washington, see Note 1       --      (11,116)
                                                      ---------    ---------
  Balance, end of period                                124,290      125,660

RETAINED EARNINGS:
  Balance, beginning of period                           59,958       72,962
   Net income                                             8,264        7,515
   Record 10% stock dividend                                         (24,371)
  Cash dividends                                         (2,667)      (1,805)
                                                      ---------    ---------
   Balance, end of period                                65,555       54,301

ACCUMULATED OTHER COMPREHENSIVE INCOME:
   Balance, beginning  of period                          2,296        2,680
    Other comprehensive income (loss), net of
     related income taxes                                (4,457)         846
                                                      ---------    ---------
   Balance, end of period                                (2,161)       3,526

TREASURY STOCK, SEE NOTE 1:
   Balance, beginning of period                              --      (20,979)
   Basis of stock reissued in acquisition of
    Towne Bank                                               --       17,206
   Purchases of treasury stock                               --       (7,340)
   Purchases of treasury stock for exercised stock
    options                                                  --         (409)
   Reissuance of treasury stock for MRP
    and/or exercised stock options                           --          409
   Repurchase of forfeited shares from MRP                   --           (3)
   Retirement of treasury shares resulting from
    reincorporation in state of Washington, see
    Note 1                                                   --       11,116
                                                      ---------    ---------
   Balance, end of period                                    --           --

UNEARNED, RESTRICTED ESOP SHARES AT COST:
   Balance, beginning of period                          (6,781)      (7,163)
    Release of earned ESOP shares                            --          117

                                                      ---------    ---------
   Balance, end of period                                (6,781)      (7,046)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS:
   Balance, beginning of period                          (2,635)      (6,310)
    Cumulative effect of change in accounting for
     Rabbi Trust, see Note 2                                           1,354
     Net change in number and/or valuation of
      shares held in trust                                  (47)           3
     Amortization of compensation related to MRP            691          564
                                                      ---------    ---------
   Balance, end of period                                (1,991)      (4,389)
                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                            $ 178,912    $ 172,052
                                                      =========    =========

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (continued) (in thousands)
                For the Six Months Ended September 30, 1999 and 1998

                                                           1999         1998
                                                      ---------    ---------
COMMON STOCK , SHARES ISSUED:
   Number of shares, beginning of period                 12,002       12,002
                                                      ---------    ---------
   Number of shares, end of period                       12,002       12,002
                                                      ---------    ---------

LESS TREASURY STOCK RETIRED/REPURCHASED:
   Number of shares, beginning of period                   (354)      (1,053)
    Purchase of treasury stock                             (335)        (323)
    Purchase of treasury stock used for exercised
     stock options                                           --          (18)
    Reissuance of treasury stock to deferred
     compensation plan and/or exercised stock options        10           18
    Shares reissued in acquisition of Towne Bank             --          853
    Repurchase of shares forfeited from MRP                  --          --
                                                      ---------    ---------
    Number of shares retired/repurchased, end of
     period                                                (679)        (523)
                                                      ---------    ---------
    Shares issued and outstanding, end of period         11,323       11,479
                                                      =========    =========
UNEARNED, RESTRICTED ESOP SHARES:
    Number of shares,  beginning of period                 (746)        (788)
    Release of earned shares                                 --           13
                                                      ---------    ---------
    Number of shares, end of period                        (746)        (775)
                                                      =========    =========

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (in thousands)
                For the Six Months Ended September 30, 1999 and 1998

                                                           1999         1998
                                                      ---------    ---------
OPERATING ACTIVITIES
   Net income                                         $   8,264    $   7,515
   Adjustments to reconcile net income to net cash
     provided by operating activities:
    Deferred taxes                                         (202)        (109)
    Depreciation                                          1,236          810
    Loss (gain) on sale of securities                        (2)          (7)
    Net amortization of premiums and discounts on
     investments                                            288          468
    Amortization of costs in excess of net assets
     acquired                                              1576        1,138
    Amortization of MRP compensation liability              691          564
    Loss (gain) on sale of loans                           (742)        (745)
    Net changes in deferred loan fees, premiums
     and discounts                                        1,158          212
    Loss (gain) on disposal of real estate held
     for sale                                               (12)           4
    Loss (gain) on disposal of property and equipment        (6)         (97)
    Capitalization of mortgage servicing rights
     from sale of mortgages with servicing retained        (113)        (406)
    Amortization of mortgage servicing rights               156          121
    Provision for losses on loans and real estate
     held for sale                                        1,220        1,370
    FHLB stock dividend                                    (848)        (693)
    Cash provided (used) in operating assets and
     liabilities:
     Loans held for sale                                (10,643)       1,922
     Accrued interest receivable                           (981)      (1,431)
     Other assets                                         1,948         (704)
     Deferred compensation                                  253          130
     Accrued expenses and other liabilities               2,391        1,186
     Income taxes payable                                 1,233       (1,031)
                                                      ---------    ---------
      Net cash provided (used) by operating
       activities                                         6,865       10,217
                                                      ---------    ---------
INVESTING ACTIVITIES:
   Purchase of securities available for sale            (40,493)    (218,149)
   Principal payments and maturities of securities
    available for sale                                   44,236      184,457
   Proceeds from sales of securities available
    for sale                                              5,798        2,206
   Purchase of securities held to maturity                   --           --
   Principal payments and maturities of securities
    held to maturity                                        162          261
   Purchase of FHLB stock                                    --       (3,004)
   Loans originated and closed - net                   (518,226)    (320,361)
   Purchase of loans and participating interest
    in loans                                             (8,759)     (56,691)
   Proceeds from sales of loans and participating
    interest in loans                                    74,787       71,091
   Principal repayments on loans                        341,475      211,746
   Purchase of property and equipment                    (1,336)      (1,368)
   Proceeds from sale of property and equipment               9          374
   Additional capitalized costs of  real estate
    held for sale net of insurance proceeds                (150)          --
   Basis of real estate held for sale acquired in
    settlement of loans and disposed of during the
    period                                                1,731        1,327
   Funds transferred to deferred compensation plan
    trusts                                                  (93)         (41)
   Acquisitions, net cash (used) acquired                (5,343)       9,328
                                                      ---------    ---------
      Net cash used by investing activities            (106,202)    (118,824)
                                                      ---------    ---------

                            (Continued on next page)

                  FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (in thousands)
                For the Six Months Ended September 30, 1999 and 1998
                            (Continued from prior page)

                                                           1999         1998
                                                      ---------    ---------
FINANCING ACTIVITIES
   Increase (decrease) in deposits                    $  60,762    $  43,789
   Proceeds from FHLB advances                          279,900      187,554
   Repayment of FHLB advances                          (257,207)    (106,243)
   Proceeds from reverse repurchase borrowings            4,500           --
   Repayments of reverse repurchase borrowings           (9,716)      (9,532)
   Decrease-net in other borrowings                       4,140        9,814
   Compensation expense recognized for shares
    released for allocation to participants of
    the ESOP:
     Original basis of shares                                --          117
     Excess of fair value of released shares
      over basis                                             --          174
   Cash dividends paid                                   (2,706)      (1,673)
   Net (cost) proceeds of exercised stock options            64         (317)
       Purchase of treasury stock                        (6,779)      (7,340)
                                                      ---------    ---------
    Net cash provided by financing activities            72,958      116,343
                                                      ---------    ---------
   NET INCREASE (DECREASE) IN CASH AND DUE
    FROM BANKS                                          (26,379)       7,736

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD             72,503       42,529
                                                      ---------    ---------
CASH AND DUE FROM BANKS, END OF PERIOD                $  46,124    $  50,265
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                      $  34,811    $  28,429
   Taxes paid                                         $   4,038    $   5,847
   Non-cash transactions:
    Loans,  net  of  discounts, specific loss
     allowances and unearned income transferred
     to real estate owned                             $   1,545    $   1,967
    Net change in accrued dividends payable           $      39    $     132
    Net change in unrealized gain (loss) in deferred
     compensation trust and related liability         $       4    $   1,392
    Treasury stock forfeited by MRP                   $       5    $       3
    Treasury stock issued to MRP                      $      52    $      --
    Fair value of stock issued and options assumed
     in connection with acquisitions                  $      --    $  20,484
    Recognize tax benefit of vested MRP shares        $     188    $     276
    Non-cash portion of 10% stock dividend            $      --    $  24,371

                 FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  September 30, 1999 and 1998 and March 31, 1999

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

Note 3:  Business Segments

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

IEB is a community oriented commercial bank chartered in the State of Oregon which historically has offered a wide variety of deposits and loan products to its consumer and commercial customers. Lending activities have included origination of consumer, commercial, agribusiness and real estate loans. IEB also has engaged in mortgage banking activity with respect to residential lending within its local markets, originating loans for sale generally on a servicing released basis. IEB operates a division, Inland Financial Services, which offers insurance and brokerage services to its customers.

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

Financial highlights by legal entity were as follows:

                               Quarter Ended September 30, 1999
                     --------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Net interest income
 (loss)              $    9,862   $  2,766    $   3,319  $    39  $    15,986
Provision for loan
 losses                    (200)       (45)        (265)      --         (510)
Other income              1,059        547          324      (11)       1,919
Other expenses           (6,055)    (1,789)      (2,232)     (518)    (10,594)
                     ----------   --------    ---------  --------  ----------
Income (loss) before
 income taxes             4,666      1,479        1,146      (490)      6,801

Income taxes (benefit)    1,575        662          531      (174)      2,594
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    3,091   $    817    $     615  $   (316) $    4,207
                     ==========   ========    =========  ========  ==========

                                         September 30, 1999
                     --------------------------------------------------------
Total Assets         $ 1,265,337  $217,233    $ 273,280  $ (1,794) $1,754,056
                     ==========   ========    =========  ========  ==========

                               Quarter Ended September 30, 1998
                     --------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Net interest income
 (loss)              $    7,285   $  2,559    $   2,605  $    308  $   12,757
Provision for loan
 losses                    (489)       (64)        (150)       --        (703)
Other income                820        742          229         1       1,792
Other expenses           (3,672)    (1,677)      (1,738)     (400)     (7,487)
                     ----------   --------    ---------  --------  ----------
Income (loss) before
 income taxes             3,944      1,560          946       (91)      6,359

Income taxes (benefit)    1,291        680          452       (31)      2,392
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    2,653   $    880    $     494  $    (60) $    3,967
                     ==========   ========    =========  ========  ==========

                                         September 30, 1998
                     --------------------------------------------------------
Total Assets         $ 1,051,629  $194,556    $ 185,790  $  4,743  $1,436,718
                     ==========   ========    =========  ========  ==========

* Includes intercompany eliminations and holding company amounts.

                                Six Months Ended September 30, 1999
                     --------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Net interest income
 (loss)              $    7,285   $  2,559    $   2,605  $    308  $   12,757

Net interest income
(loss)               $   19,167   $  5,461    $   6,538  $     67  $   31,233
Provision for loan
 losses                    (500)       (90)        (630)       --      (1,220)
Other income              2,101      1,139          568       (28)      3,780
Other expenses          (11,557)    (3,550)      (4,370)     (900)    (20,377)
                     ----------   --------    ---------  --------  ----------
Income (loss)
 before income
 taxes                    9,211      2,960        2,106      (861)     13,416

Income taxes (benefit)    3,134      1,336          986      (304)      5,152
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    6,077   $  1,624    $   1,120  $   (557) $    8,264
                     ==========   ========    =========  ========  ==========

                                Six Months Ended September 30, 1998
                     --------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Net interest income
 (loss)              $    7,285   $  2,559    $   2,605  $    308  $   12,757

Net interest income
 (loss)              $   14,056   $  4,980    $   4,929  $    651  $   24,616
Provision for loan
 losses                    (972)      (108)        (290)       --      (1,370)
Other income              1,645      1,315          425        --       3,385
Other expenses           (7,081)    (3,290)      (3,386)     (803)    (14,560)
                     ----------   --------    ---------  --------  ----------
Income (loss) before
 income taxes             7,648      2,897        1,678      (152)     12,071

Income taxes (benefit)    2,502      1,281          821       (48)      4,556
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    5,146   $  1,616    $     857  $   (104) $    7,515
                     ==========   ========    =========  ========  ==========

*  Includes intercompany eliminations and holding company amounts.

NOTE 4:  Additional Information Regarding Interest-Bearing Deposits and
  Securities

The following table sets forth additional detail on FWWB's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                         September 30        March 31
                                                 1999            1999
                                         ------------       ---------
Interest-bearing deposits included
 in cash and due from banks                 $   2,044       $  21,377
                                            ---------       ---------

Mortgage-backed securities                    238,562         242,799
Other securities-taxable                       82,790          83,686
Other securities-tax exempt                    34,151          34,250
Other stocks with dividends                     4,120           3,441
                                            ---------       ---------
  Total securities                            359,623         364,176

Federal Home Loan Bank (FHLB) stock            23,985          23,137
                                            ---------       ---------
                                            $ 385,652       $ 408,690
                                            =========       =========


The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                        Quarters Ended      Six Months Ended
                                         September 30         September 30
                                      ------------------  -------------------
                                         1999       1998       1999      1998
                                      -------    -------   --------  --------
Mortgage-backed securities            $ 4,039    $ 3,423   $  7,660  $  6,184
                                      -------    -------   --------  -------
Taxable interest and dividends          1,378      1,364      2,846     2,692
Tax-exempt interest                       504        466      1,042       966
Federal  Home Loan Bank stock-
 dividends                                430        360        848       693
                                      -------    -------   --------  --------
                                        2,312      2,190      4,736     4,351
                                      -------    -------   --------  --------
                                      $ 6,351    $ 5,613   $ 12,396  $ 10,535
                                      =======    =======   ========  ========

NOTE 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS) and Calculation of Outstanding Shares

                                        Calculation of
                                       Weighted Average
                                      Shares Outstanding
                                    for Earnings Per Share
                                    ----------------------
                                        (in thousands)

                                         Quarters Ended     Six Months Ended
                                          September 30        September 30
                                       -------------------------------------
                                          1999      1998       1999     1998
                                       -------   -------    -------  -------
Total shares originally issued          12,002    12,002     12,002   12,002
  Less retired shares and treasury
   stock plus unvested shares
   allocated to MRP                       (865)     (713)      (792)    (664)
  Less unallocated shares held by
   the ESOP                               (747)     (779)      (747)    (783)
                                       -------   -------    -------  -------
Basic weighted average shares
 outstanding                            10,390    10,510     10,463   10,555
Plus unvested MRP and stock option
 incremental shares considered
 outstanding for diluted EPS
 calculations                              310       516        384      498
                                       -------   -------    -------  -------
Diluted weighted average shares
 outstanding                            10,700    11,026     10,847   11,053
                                       =======   =======    =======  =======

                                        Calculation of
                                     Outstanding Shares at
                                     ---------------------
                                        (in thousands)

                                  September 30  March 31
                                          1999      1999
                                       -------   -------
Total shares issued                     12,002    12,002
 Less retired shares and
  treasury stock                          (679)     (354)
                                       -------   -------
Outstanding shares issued               11,323    11,648
                                       =======   =======

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of First Washington Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Form 10-Q. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the company to efficiently incorporate acquisitions into its operations, the ability of the Company to successfully address Year 2000 (Y2K) issues, competitive products and pricing, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

General

First Washington Bancorp, Inc. (the Company or FWWB), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank
(TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation
(FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 23 branch offices and four loan production offices located in southeast, central, north central and western Washington. Effective January 1, 1999, FWWB completed the acquisition of Whatcom State Bancorp whose wholly-owned subsidiary, Whatcom State Bank (WSB), was merged with FSBW and operates as Whatcom State Bank, a Division of First Savings Bank of Washington. WSB, which is based in Bellingham, operates five full service branches and a loan office in northwest Washington. Effective April 1, 1999 FSBW completed the acquisition of Seaport Citizens Bank (SCB). SCB was merged with FSBW and its two branches in Lewiston, Idaho, together with FSBW's Clarkston, Washington branch operate as a division of FSBW. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its six branch offices and two loan production offices located in northeast Oregon. TB is a Washington-chartered commercial bank whose deposits are insured by the FDIC under BIF. TB conducts business from seven full service branches in the Seattle, Washington, metropolitan area.

The operating results of FWWB depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of FWWB's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, FWWB's net interest income significantly increased for the current quarter ended September 30, 1999, when compared to the same period for the prior year. This increase in net interest income was largely due to the substantial growth in average asset and liability balances from the acquisition of WSB and SCB on January 1, 1999 and April 1, 1999, respectively, although significant asset and liability growth also occurred at IEB and TB. The increase in net interest income also reflects expansion of the interest rate spread and net interest margin resulting from changes in the mix of assets and liabilities and changes in the levels of various market interest rates. FWWB's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

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

Based on an assessment of computer hardware, software and other equipment operated by FWWB and its subsidiary Banks, FWWB presently believes that all equipment and programs are Y2K compliant. A program for addressing the Y2K issue through awareness, assessment, renovation and testing has been developed and implemented. The testing phase has been completed on all internal operations and mission critical outside vendors. The results of the testing disclosed only insignificant items that needed to be resolved, all of which have since been corrected. The program also provided for awareness and assessment of customer Y2K issues which is ongoing. The Banks have adopted business contingency plans for the computer systems and facilities that they have determined to be most critical. These plans conform to guidance from the Federal Financial Institutions Examinations Council (FFIEC) on business contingency planning for Year 2000 readiness. Contingency plans include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Year 2000-related failure.

The three Bank subsidiaries have budgeted approximately $988,000, including $638,000 to cover soft and hard costs such as upgrading ATMs, contacting and monitoring vendors, contacting customers, providing information regarding preparations and testing the systems identified as critical and non-critical, and $350,000 for unidentified contingencies. FWWB and its Bank subsidiaries have incurred and expensed approximately $500,000 of Y2K-related costs in the 15 month period ended September 30, 1999. Costs incurred and expensed in prior fiscal years were not significant.

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

Comparison of Financial Condition at September 30, 1999 and March 31, 1999

Total assets increased $122.0 million, or 7.5%, from $1.632 billion at March 31, 1999, to $1.754 billion at September 30, 1999. A large portion of the increase, $51.0 million, was from the acquisition of Seaport Citizens Bank including $5.9 million of goodwill resulting from the use of purchase accounting. The remaining growth of $71.0 million was spread among all three subsidiary Banks and was funded primarily with deposit growth and advances from the FHLB. This growth represented a continuation of management's plans to further leverage FWWB's capital and reflects the solid economic conditions in the markets where FWWB operates.

Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $145.0 million, or 13.2%, from $1.103 billion at March 31, 1999, to $1.248 billion at September 30, 1999. The increase in gross loans of $163.0 million from $1.191 billion at March 31, 1999, to $1.354 billion at September 30, 1999, consists of $27.8 million of residential mortgages, $59.7 million of mortgages secured by commercial and multi-family real estate, $22.3 million of construction and land loans and $53.2 million of non-mortgage loans such as commercial, agricultural and consumer loans. These balances reflect the acquisition of SCB on April 1, 1999, which provided $27.4 million of gross loans consisting of $5.7 million of commercial and multi-family mortgages, $1.6 million of construction and land loans, $3.6 million of residential mortgages and $16.5 million of commercial and consumer loans. The majority of the increase in loans was funded by a net increase of $124.1 million in deposits and FHLB advances. Asset growth was also funded by net income from operations. Deposits grew $101.2 million, or 10.7%, from $950.8 million at March 31, 1999, to $1.052 billion at September 30, 1999. The SCB acquisition provided $41.0 million of deposits. FHLB advances increased $22.7 million from $408.3 at March 31, 1999, to $430.9 million at September 30, 1999. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $1.1 million, from $78.5 million at March 31, 1999, to $77.4 million at September 30, 1999. Securities available for sale and held to maturity decreased $4.6 million, or 1.3%, from $364.2 million at March 31, 1999, to $359.6 million at September 30, 1999. Federal Home Loan Bank Stock increased $848,000 as FWWB was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale decreased $24,000.

Comparison of Operating Results for the Quarters and Six Months Ended September 30, 1999 and 1998

General. Net income for the second quarter of the current period was $4.2 million, an increase of $240,000 from the comparable quarter ended September 30, 1998. Net income for the first six months of the current period was $8.3 million, an increase of $749,000 from the comparable period in fiscal 1999. FWWB's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses. Compared to year ago levels, total assets increased 22.1% to $1.75 billion at September 30, 1999, total loans rose 28.6% to $1.354 billion, deposits grew 34.9% to $1.052 billion and borrowings increased 7.5% to $508.3 million. Net interest margin improved reflecting the acquisitions of WSB and SCB and continuing changes in the asset and liability mix.

Interest Income. Interest income for the quarter ended September 30, 1999, was $33.6 million compared to $27.7 million for the quarter ended September 30, 1998, an increase of $5.9 million, or 21.4%. The increase in interest income was a result of a $316.7 million, or 24.3%, growth in the average balance of interest-earning assets combined with a 19 basis point decrease in the average yield on those assets, which fell from 8.41% in the quarter ended September 1998, to 8.22% in September 1999. Average loans receivable for the second quarter of the current period increased by $279.5 million, or 29.4%, when compared to the same quarter in fiscal 1999. The increase in average loan balances reflects the acquisitions of WSB and SCB which added $80.3 million and $27.4 million of loans on the respective acquisition dates of January 1, 1999 and April 1, 1999. Interest income on loans increased by $5.2 million, or 23.5%, compared to the same quarter a year earlier, reflecting the impact of the increase in average loan balances and a 42 basis point decrease in the yield on those balances. A portion of the decreased yield on the loan portfolio is attributable to the decline in the prime rate of interest which averaged 8.11% for the most recent quarter compared to 8.50% for the same period a year earlier. Lower market yields in recent quarters also resulted in a significant amount of prepayment activity with higher yielding loans being refinanced into lower rates adding to the decline in loan yields for the quarter ended September 30, 1999. Average loans receivable represented 75.8% of average earning assets for the quarter ended September 30, 1999, compared to 72.8% for the same period a year earlier. The combined average balance of mortgage-backed and investment securities and FHLB stock for the second quarter of the current period increased $37.2 million compared to the second quarter of fiscal 1999, and interest and dividend income from those investments increased by $738,000 for the September 1999 quarter compared to September 1998. The increase of interest income on this portfolio largely reflects that, while the average balance of mortgage-backed obligations increased by $29.0 million over the same quarter a year earlier, the yield on those securities increased 25 basis points. The increase in the yield on this portfolio primarily reflects an increase in certain market rates which resulted in increased yields on many adjustable rate securities which comprise a large portion of this portfolio as well as some changes in the mix of securities. In addition, declining market rates during the September 30, 1998 quarter led to accelerated amortization of net premiums as a result of increased prepayments on the mortgage loans underlying the mortgage backed securities adversely affecting the yield reported for that period. Average balances for other investment securities and deposits increased $3.7 million, and the yield on those balances increased 2 basis points also reflecting rising market rates. Holdings of FHLB stock (excluding the SCB and WSB acquisitions) increased commensurate with the growth in FHLB advances and the yield on that stock decreased 28 basis points.

Interest income for the six months ended September 30, 1999 increased $12.3 million, or 23.0%, from the comparable period in fiscal 1999. Interest income from loans increased $10.4 million, or 24.3%, from the comparable period in fiscal 1999. The majority of the increase from loan interest income reflected the impact of a $275.1 million growth in average loans receivable balances offset by a 38 basis point decrease in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended September 30, 1999, increased $1.9 million, from $10.5 million in fiscal 1999, to $12.4 million in the current period, reflecting a $48.4 million increase in average balances and a 17 basis point decrease in yield. The yield on average earning assets decreased from 8.39% for the six months ended September 30, 1998, to 8.22% for the six months ended September 30, 1999.

Interest Expense. Interest expense for the quarter ended September 30, 1999, was $17.6 million compared to $14.9 million for the comparable period in 1998, an increase of $2.7 million, or 18.0%. The increase in interest expense was due to the $333.5 million growth in average interest-bearing liabilities. The increase in average interest-bearing liabilities in the quarter ended September 30, 1999 was largely due to a $275.2 million increase in the average balance of deposits combined with a $58.3 million growth in average FHLB advances and other borrowings. The increased average deposit balances reflect the acquisitions of WSB and SCB which added $84.8 million and $40.6 million of deposits on the respective acquisition dates of January 1, 1999 and April 1, 1999. These increased balances resulted in a $2..2 million increase in deposit related interest expense, despite a 34 basis point decline in the average rate paid during the period. The average rate on deposits decreased from 4.35% for the quarter ended September 30, 1998, to 4.01% for the quarter ended September 30, 1999, reflecting the $32.4 million growth in non-interest bearing deposits, of which $21.2 million is from acquisitions. The maturity and subsequent rollover of certain time certificates of deposit issued in periods of higher market interest rates also contributed to the decline in the cost of deposits for the most recent quarter. Average FHLB advances totaled $421.6 million during the quarter ended September 30, 1999, as compared to $347.2 million during the quarter ended September 30, 1998, resulting in an $832,000 increase in related interest expense. The average rate paid on those advances decreased from 5.99% for the quarter ended September 30, 1998, to 5.72% for the comparable period in 1999. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $16.2 million from $94.4 million for the quarter ended September 30, 1998, to $78.2 million for the same period in 1999, and the related interest expense decreased $293,000, from $1.37 million to $1.08 million for the respective periods. The cost of other borrowings decreased 29 basis points from 5.76% for the quarter ended September 30, 1998 to 5.47% for the September 1999 quarter. The cost of total interest-bearing liabilities declined 37 basis points from 4.93% for the three months ended September 30, 1998 to 4.56% for the three months ended September 30, 1999.

A comparison of total interest expense for the six months ended September 30, 1999, shows an increase of $5.7 million, or 19.7%, from the comparable period in September 1998. The increase in interest expense reflects an increase in average deposits of $265.4 million combined with a $73.3 million increase in FHLB advances and other borrowings. The effect on interest expense of the $338.7 million increase in average interest-bearing liabilities was reduced by a 36 basis point decrease in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance:
                                   Quarters Ended         Six Months Ended
        Average Balances            September 30            September 30
        ----------------          ----------------        ------------------
         (in thousands)            1999       1998        1999        1998
                                   ----       ----        ----        ----
Investment securities and
 deposits                      $  121,974  $  118,315  $  126,731  $  119,634
Mortgage-backed obligations       246,395     217,417     242,244     206,187
Loans                           1,230,450     950,957   1,203,038     927,977
FHLB stock                         23,560      18,987      23,351      18,071
                               ----------  ----------  ----------  ----------
   Total average interest-
    earning asset               1,622,379   1,305,676   1,595,364   1,271,869

Non-interest-earning assets       100,039      73,677      99,676      74,806
                               ----------  ----------  ----------  ----------
      Total average assets     $1,722,418  $1,379,353  $1,695,040  $1,346,675
                               ==========  ==========  ==========  ==========

Deposits                       $1,033,383  $  758,165   1,011,761  $  746,323
Advances from FHLB                421,592     347,178     414,649     325,425
Other borrowings                   78,211      94,368      77,450      93,394
                               ----------  ----------  ----------  ----------
      Total average interest-
       bearing liabilities      1,533,186   1,199,711   1,503,860   1,165,142

Non-interest-bearing
 liabilities                       10,474       9,341      10,639      10,198
                               ----------  ----------  ----------  ----------
   Total average liabilities    1,543,660   1,209,052   1,514,499   1,175,340

Equity                            178,758     170,301     180,541     171,335
                               ----------  ----------  ----------  ----------
      Total average
       liabilities and equity  $1,722,418  $1,379,353  $1,695,040  $1,346,675
                               ==========  ==========  ==========  ==========

    Interest Rate Yield/Expense (rates are annualized)
    --------------------------------------------------
Interest Rate Yield:
   Investment securities and
    deposits                        6.12%       6.14%       6.12%       6.10%
   Mortgage-backed obligations      6.50%       6.25%       6.31%       5.98%
   Loans                            8.78%       9.20%       8.85%       9.23%
   FHLB stock                       7.24%       7.52%       7.24%       7.65%
                               ----------  ----------  ----------  ----------
Total interest rate yield on
 interest-earning assets            8.22%       8.41%       8.22%       8.39%
                               ----------  ----------  ----------  ----------
Interest Rate Expense:
   Deposits                         4.01%       4.35%       4.04%       4.37%
   Advances from FHLB               5.72%       5.99%       5.74%       6.03%
   Other borrowings                 5.47%       5.76%       5.38%       5.74%
                               ----------  ----------  ----------  ----------
     Total interest rate
      expense on interest-
      bearing liabilities           4.56%       4.93%       4.58%       4.94%
                               ----------  ----------  ----------  ----------
   Interest spread                  3.66%       3.48%       3.64%       3.45%
                               ==========  ==========  ==========  ==========

   Net interest margin on
    interest earning assets         3.91%       3.88%       3.90%       3.86%
                               ----------  ----------  ----------  ----------

    Additional Key Financial Ratios (ratios are annualized)
    -------------------------------------------------------

Return on average assets            0.97%       1.14%       0.97%       1.11%
Return on average equity            9.34%       9.24%       9.13%       8.75%
Average equity / average assets    10.38%      12.35%      10.65%      12.72%
Average interest-earning assets/
 interest-bearing liabilities     105.82%     108.83%     106.08%     109.16%
Non-interest [other operating]
 expenses/average assets
  Excluding amortization of costs
   in excess of net assets
   acquired (goodwill)              2.26%        1.99%      2.21%       1.99%
  Including amortization of costs
   in excess of net assets
   acquired (goodwill)              2.44%        2.15%      2.40%       2.16%
Efficiency ratio [non-interest
 (other operating) expenses /
 revenues]
  Excluding amortization of
   costs in excess of net assets
   acquired (goodwill)             54.77%       47.55%     53.70%      47.93%
  Including amortization of
   costs in excess of net
   assets acquired (goodwill)      59.17%       51.46%     58.20%      52.00%

Provision for Loan Losses. During the quarter ended September 30, 1999, the provision for loan losses was $510,000, compared to $703,000 for the quarter ended September 30, 1998, a decrease of $193,000. The decrease in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. A comparison of the allowance for loan losses at September 30, 1999 and 1998 shows an increase of $3.2 million from $10.4 million in fiscal 1999 to $13.6 million in the current year. The allowance for loan losses increased by $1.3 million, to $13.6 million at September 30, 1999, compared to $12.3 million at March 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.08% and 1.10% for the quarters ended September 30, 1999 and March 31, 1999, respectively.

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

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                               September 30        March 31
                                                       1999            1999
                                               ------------      ----------
Loans (including loans held for sale):
   Secured by real estate
     One to four single family dwellings (SFD)  $   435,488     $   407,673
     Commercial and  multifamily                    384,518         324,858
     Construction and land-secured                  239,424         217,094
   Commercial                                       182,209         149,943
     Agribusiness                                    53,476          46,800
   Consumer, including credit cards                  58,704          44,346
                                               ------------      ----------
                                               $  1,353,819      $1,190,714

  Less loans in process                              87,006          71,638
  Less deferred fees and discounts                    5,368           4,146
                                               ------------      ----------
       Net loans outstanding before
       allowance for loan losses               $  1,261,445      $1,114,930

  Less allowance for loan losses                     13,639          12,261
                                               ------------      ----------
       Total net loans at end of period        $  1,247,806      $1,102,669
                                               ============      ==========

Allowance for loan losses as a percentage
 of net loans outstanding                             1.08%           1.10%

                                   Quarters Ended         Six Months Ended
                                    September 30            September 30
                                  ----------------        ------------------
                                   1999       1998        1999        1998
                                   ----       ----        ----        ----
Balance, beginning of the
 year                            $ 13,305     $ 9,717     $12,261     $ 7,857

Allowances added through
 business combinations                 --          --         477       1,616

Provision                             510         703       1,220       1,370
Recoveries of loans previously
 charged off:
   Residential real estate             --          --          --          --
   Commercial/multifamily real
    estate                             --          38           1          38
   Construction/land                   --          --          --          --
Commercial business                    79          68         102         134
   Agribusiness                        --          --
   Consumer finance                     1           4           2           6
   Credit cards                         1           2           2           3
                                 --------     -------     -------     -------
                                       81         112         107         181
Loans charged off:
   Residential real estate             (5)         --          (5)        (25)
   Commercial/multifamily real
    estate                             --          (5)         --          (5)
   Construction/land                  (24)         --         (24)        (13)
   Commercial business               (184)        (44)       (318)       (447)
   Agribusiness                        --           --
   Consumer finance                    (4)         (5)         (7)        (21)
   Credit cards                       (40)        (60)        (72)        (95)
                                 --------     -------     -------     -------

                                     (257)       (114)       (426)       (606)
                                 --------     -------     -------     -------

Net charge offs                      (176)         (2)       (319)       (425)
                                 --------     -------     -------     -------
Balance, end of period           $ 13,639     $10,418     $13,639     $10,418
                                 ========     =======     =======     =======

Net charge-offs as a percentage
 of average net book value of
 loans outstanding for the
 period                              0.01%       0.00%       0.03%       0.05%
                                 --------     -------     -------     -------

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                      September 30       March 31
                                                       1999           1999
                                               ------------       --------
Specific or allocated loss allowances:
Secured by real estate:
   One- to four-family real estate loans       $      2,836       $  2,757
   Multifamily and commercial                         4,291          3,567
Construction                                          1,526          1,597
Commercial/agricultural                               2,701          2,522
Consumer, credit card and other                       1,023            841
                                               ------------       --------
      Total allocated                                12,377         11,284

Unallocated                                           1,262            977
                                               ------------       --------
      Total allowance for loan losses          $     13,639       $ 12,261
                                               ============       ========

Ratio of allowance for loan losses to
 non-performing loans                                  1.97           1.60
Allowance for loan losses as a percent
 of net loans (loans receivable excluding
 allowance for losses)                                 1.08%          1.10%

Other Operating Income. Other operating income increased $127,000 from $1.8 million for the quarter ended September 30, 1998, to $1.9 million for the quarter ended September 30, 1999. The increase included a $320,000 increase in other fees and service charges due largely to the addition of WSB and SCB's operations, combined with increases in fee income at FSBW, IEB and TB reflecting deposit growth and pricing adjustments. The volume of loan sales increased from $35.2 million for the quarter ended September 30, 1998, to $44.5 million for the quarter ended September 30, 1999, however gain on loan sales decreased from $628,000 for the September 1998 quarter to $396,000 for the most recent quarter. Gains on loan sales were adversely impacted by the rising interest rate environment during the September 30, 1999 quarter. Sales of loans at FSBW were designed to curtail the rate of growth in relatively low yielding fixed rate residential mortgages during this period to reduce the Bank's exposure to the risk of rising interest rates.

Other operating income for the six months ended September 30, 1999, increased $395,000 from the comparable period in 1998. The $570,000 increase in fee income was due largely to the addition of WSB and SCB's operations in the current fiscal 1999 period. The $296,000 decrease in gains from the sale of loans and securities for the six months ended September 30, 1999 also reflects the rising rate environment during the six months ended September 30, 1999.

Other Operating Expenses. Other operating expenses increased $3.1 million from $7.5 million for the quarter ended September 30, 1998, to $10.6 million for the quarter ended September 30, 1999. The increase in expenses was largely due to the inclusion of WSB and SCB's operating expenses in the second quarter of the current year that were not present in fiscal 1999. The increase in other operating expenses was partially offset by a $95,000 increase in capitalized loan origination costs resulting from an increased volume in loan origination. In addition to the acquisitions of WSB and SCB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships, branch location and complexity of operations as FWWB continues to expand. Because of the high operating expenses associated with transitioning FWWB to more of a commercial bank profile, FWWB's efficiency ratio, excluding the amortization of goodwill, increased to 54.77% for the second quarter of the current year, from 47.55% for the same period in fiscal 1999. Other operating expenses as a percentage of average assets were 2.44% (2.26% excluding the amortization of goodwill) for the quarter ended September 30, 1999, compared to 2.15% (1.99% excluding the amortization of goodwill) for the quarter ended September 30, 1998. Goodwill amortization increased by $219,000 compared to the same quarter a year earlier as a result of the acquisitions of WSB and SCB.

Other operating expenses for the six months ended September 30, 1999 increased $5.8 million from $14.6 million for the first six months of fiscal 1999 to $20.4 million in the current period. As explained earlier, the increase is largely due to the inclusion of WSB and SCB operating expense for the current six month period. The balance of the increase reflects the previously noted overall growth in FWWB's operations.

Income Taxes. Income tax expense was $2.6 million for the quarter ended September 30, 1999, compared to $2.4 million for the comparable quarter in 1998. The $202,000 increase in the provision for income taxes reflects the higher level of income and increased expense from the amortization of costs in excess of net assets acquired in purchases (Goodwill) which is not deductible for tax purposes. The Company's effective tax rates for the quarters ended September 30, 1999 and 1998, remained unchanged at 38% for each quarter.

Income tax expense for the six months ended September 30, 1999 increased $596,000 from $4.6 million for the six months ended September 30, 1998, to $5.2 million for the comparable period in 1999. The Company's effective tax rate remained at 38% for the six months ended September 30, 1999, which is the same rate as the comparable period in 1998.

Asset Quality

The following tables are provided to disclose additional details on asset quality (in thousands):

                                               September 30       March 31
                                                       1999           1999
                                               ------------       --------
Non-performing assets at end of the period:
 Nonaccrual Loans:
   One- to four-family real estate loans       $      3,280       $  3,564
   Multifamily real estate                              351            351
   Commercial real estate                               274             --
   Construction                                         848            767
   Commercial business                                1,187          1,392
   Agricultural business                                236             47
   Consumer, credit card and other                       51             17
                                               ------------       --------
                                                      6,227          6,138
Loans more than 90 days delinquent,
 still on accrual:
   One- to four-family real estate loans                  1             20
   Multifamily real estate                               --             --
   Commercial real estate                               384            384
   Construction                                          --             --
   Commercial business                                    4             --
   Agricultural business                                291          1,052
   Consumer, credit card and other                       20             82
                                               ------------       --------
                                                        700          1,538
                                               ------------       --------
Total non-performing loans                            6,927          7,676

Real estate owned (REO)                               1,723          1,644
                                               ------------       --------
Total non-performing assets at the end
 of the period                                 $      8,650       $  9,320
                                               ============       ========
Non-performing loans as a percentage of total
 net loans before allowance for loan losses
 at end of the period                                  0.55%          0.69%
Ratio of allowance for loan losses to non-
 performing loans at end of the period                  197%           160%
Non-performing assets as a percentage of
 total assets at end of the period.                    0.49%          0.57%

Troubled debt restructuring [TDR's]
 at end of the period                          $        372       $    380
                                               ------------       --------
Troubled debt restructuring as a percentage of:
   Total gross principal of loans outstanding
    at end of the period                               0.03%          0.03%
   Total assets at end of the period                   0.02%          0.02%

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

Sensitivity Analysis

The table of Interest Rate Risk Indicators sets forth, as of September 30, 1999, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators

                                          Estimated Change in
                           ----------------------------------------------
 Change (In Basis Points)     Net Interest Income
  in Interest Rates (1)          Next 12 Months        Net Market Value
-------------------------     -------------------    --------------------
                                       (Dollars in thousands)

       +400                $   (1,977)      (3.1%)  $ (80,257)   (44.2%)
       +300                    (1,174)      (1.8%)    (63,659)   (35.1%)
       +200                      (400)      (0.6%)    (44,108)   (24.3%)
       +100                       (83)      (0.1%)    (21,801)   (12.0%)
          0                         0        0               0     0
       -100                    (1,001)      (1.6%)     16,724      9.2%
       -200                    (3,088)      (4.8%)     13,138      7.2%
       -300                    (5,923)      (9.2%)      1,057      0.6%
       -400                    (9,792)     (15.2%)    (18,267)   (10.1%)
------------
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 1999. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At September 30, 1999, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $167.1 million, representing a one-year gap to total assets ratio of (9.53%).

TABLE OF INTEREST SENSITIVITY GAP
                                          6 Months
As of September 30              Within    to One    1-3         3-5      5-10      Over 10
                                6 Months  Year      Years       Years    Years     Years       Total
                                --------  ----      -----       -----    -----     -----       -----
                                                         (dollars in thousands)
Interest-earning assets(1):
  Construction loans            $102,446 $  33,570  $   1,158   $    641  $     --  $     --  $  137,815
  Fixed-rate mortgage loans       45,409    32,362    133,993    108,666   164,561   116,559     601,550
  Adjustable-rate mortgage
   loans                         105,314    50,559     46,287     34,319        --        --     236,479
  Fixed-rate mortgage-backed
   securities                     11,852    11,363     59,012     34,354    21,211     2,522     140,314
  Adjustable-rate mortgage-
   backed securities             100,675     2,146         --         --        --        --     102,821
   Fixed-rate agriculture/
    commercial loans              14,321     6,221     13,667     21,444    11,336     3,481      70,470
  Adjustable-rate agriculture/
   commercial loans              163,194        --         --         --        --        --     163,194
  Consumer and other loans        16,600     4,038     13,226     11,519       906    10,807      57,096
  Investment securities and
   interest-bearing deposits      19,569     4,185     20,030     36,282    17,545    50,629     148,240
                                -------- ---------  ---------  ---------  --------  --------  ----------
    Total rate-sensitive assets  579,380   144,444    287,373    247,225   215,559   183,998   1,657,979
                                -------- ---------  ---------  ---------  --------  --------  ----------
Interest-bearing liabilities(2):
  Regular savings and NOW
   accounts                       20,770    20,770     48,464     48,464        --        --     138,468
  Money market deposit accounts   75,429    45,258     30,172         --        --        --     150,859
  Certificates of deposit        288,579   197,803    113,053     28,416     9,307        54     637,212
  FHLB advances                  101,950    64,076    106,280    137,290    18,500     2,849     430,945
  Other borrowings                67,474        --         --         --        --        --      67,474
  Retail repurchase agreements     6,264     2,584         --      1,069        --        --       9,917
                                -------- ---------  ---------  ---------  --------  --------  ----------
   Total rate-sensitive
    liabilities                  560,466   330,491    297,969    215,239    27,807     2,903   1,434,875
                                -------- ---------  ---------  ---------  --------  --------  ----------
Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities          $ 18,914 $(186,047) $ (10,596) $  31,986  $187,752  $181,095  $  223,104
                                ======== =========  =========  =========  ========  ========  ==========
Cumulative excess (deficiency)
 of interest-sensitive assets   $ 18,914 $(167,133) $(177,729) $(145,743) $ 42,009  $223,104  $  223,104
                                ======== =========  =========  =========  ========  ========  ==========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities             103.37%    81.24%     85.05%     89.62%   102.93%    15.55%     115.55%
                                ======== =========  =========   ========  ========  ========  ==========
Interest sensitivity gap to
 total assets                      1.08%   (10.61%)    (0.60%)     1.82%    10.70%    10.32%      12.72%
                                ======== =========  =========   ========  ========  ========  ==========
Ratio of cumulative gap to
 total assets                      1.08%    (9.53%)   (10.13%)    (8.31%)    2.39%    12.72%      12.72%
                                ======== =========  =========   ========  ========  ========  ==========

                                             (footnotes on following page)

                                                         27

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $294.2 million or (16.77%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

Liquidity and Capital Resources

FWWB's primary sources of funds are deposits, FHLB advances, proceeds from loan principal and interest payments and sales of loans, and the maturity of, and interest income on, mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.

The primary investing activity of FWWB is the origination and purchase of mortgage, consumer, and commercial loans through its subsidiary Banks, FSBW, IEB and TB. During the six months ended September 30, 1999, the Banks originated $518.2 million of loans and purchased $8.8 million of loans. In addition, during this six month period, funds were used to purchase $6.8 million of treasury stock and pay out $10.1 million for the acquisition of SCB. These activities were funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, and deposit growth. For the six months ended September 30, 1999, principal repayments on loans totaled $341.5 million and the Banks' proceeds from the sale of mortgage loans totaled $30.3 million. FHLB advances and other borrowings increased $21.6 million (net of the SCB acquisition) for the same period, and net deposit growth was $60.8 million (net of the SCB acquisition).

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At September 30, 1999, the Banks had undisbursed loans in process totaling $87.0 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short term liquidity needs. FSBW also maintains a credit facility with the FHLB of Seattle, which provides for advances which in aggregate may equal up to 45% of FSBW's total assets which, as of September 30, 1999, would give FSBW a total credit line of $569.5 million. Advances under this credit facility totaled $417.4 million, or 33.0% of FSBW's assets at September 30, 1999. IEB and TB also maintain credit facilities with various financial institutions, including the FHLB of Seattle, that would allow them to borrow up to $22.7 million.

At September 30, 1999, savings certificates amounted to $637.2 million, or 61%, of the Banks' total deposits, including $450.1 million which were scheduled to mature within one year. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate ability to fund all loan commitments by using deposits, FHLB of Seattle advances, other borrowings and the sale of mortgage loans or securities, and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 1999, FWWB's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for FWWB along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                        Minimum for capital
                                   Actual                Adequacy Purposes
                            ---------------------      ---------------------
                             Amount       Ratio         Amount        Ratio
 September 30, 1999:         ------       -----         ------        -----
FWWB-consolidated
 Total capital to risk-
  weighted assets           $156,031      13.23%        $94,375       8.00%
  Tier 1 capital to risk-
   weighted assets           142,393      12.07          47,188       4.00
  Tier 1 leverage capital
   average assets            142,393       8.46          67,373       4.00

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

Not Applicable

ITEM 3.   Defaults Upon Senior Securities

Not Applicable

ITEM 4.   Submission of Matters to a Vote of Stockholders

The Annual meeting of stockholders of the Company (Meeting) was held on July 23, 1999. The results of the vote on the matter presented at the Meeting was as follows:

          1. The following individuals were elected as directors, each for a three-year term:

                              Votes for               Votes withheld
                              ---------               --------------
      Jesse G. Foster         10,352,625                 34,829
      Dean W. Mitchell        10,351,797                 35,657
      S. Rick Meikle          10,353,016                 34,438
      Brent A. Orrico         10,352,636                 34,818

   The terms of Directors Robert D. Adams, David Casper, Wilber Pribilsky, Gary Sirmon and Marvin Sundquist continued.

ITEM 5.   Other Information

Not Applicable

ITEM 6.   Exhibits and Reports on Form 8K

Report (s) on Form 8-K filed during the quarter ended September 30, 1999, are as follows:

    Date Filed                                    Purpose
    ----------                                    -------
            NONE

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   First Washington Bancorp, Inc.



November 12, 1999                  /s/ Gary Sirmon
                                   -------------------------------------
                                   Gary Sirmon
                                   President and Chief Executive Officer


November 12, 1999                   /s/ D. Allan Roth
                                    -------------------------------------
                                    D. Allan Roth
                                    Secretary and Treasurer and Executive
                                    Vice President