Form 10-K405
period 1999-12-31
FIRST WASHINGTON BANCORP INC /WA/
filed 2000-03-30
CIK 946673

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark One)

[ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the fiscal year ended...........................................

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from April 1, 1999 to December 31, 1999
                                     -------------    -----------------

                     Commission File Number    0-26584
                                             -----------

                         FIRST WASHINGTON BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              Washington                                91-1691604
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

             10 S. First Avenue        Walla Walla, Washington  99362
             --------------------------------------------------------
             (Address of principal executive offices and zip code)

                                (509)  527-3636
                            -----------------------
             (Registrant's telephone number, including area code)

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
                                                  Yes   X   No
                                                      -----    -----

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to
this form 10-K.   X
                -----

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 2000:

                         Common Stock - $156,784,026

The number of shares outstanding of the issuer's classes of common stock as of February 29, 2000:

               Common Stock, $.01 par value   11,198,859 shares

                     DOCUMENT INCORPORATED BY REFERENCE
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 21, 2000 are incorporated by reference into Part III.

               FIRST WASHINGTON BANCORP, INC., AND SUBSIDIARIES

                               Table of Contents
PART I                                                                Page #

  Item 1.  Business....................................................... 3
           General........................................................ 3
           Acquisition and Mergers........................................ 4
           Dividend Reinvestment and Stock Purchase Plan.................. 5
           Lending Activities............................................. 5
           Asset Quality..................................................13
           Allowance for Loan Losses......................................16
           Investment Activities..........................................19
           Deposit Activities and Other Sources of Funds..................25
           Personnel......................................................27
           Taxation.......................................................27
           Environmental Regulation.......................................29
           Competition....................................................29
           Regulation.....................................................30
           Management Personnel...........................................35
  Item 2.  Properties.....................................................36
  Item 3.  Legal Proceedings..............................................36
  Item 4.  Submission of Matters to a Vote of Security Holders............36

PART II

  Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters...........................................37
  Item 6.  Selected Financial Data........................................38
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operation............................40
              Comparison of Results of Operations
                 Nine months ended December 31, 1999 vs. 1998.............43
                 Years ended March 31, 1999 vs. 1998......................46
              Market Risk and Asset/ Liability Management.................52
              Liquidity and Capital Resources.............................57
              Capital Requirements........................................58
              Effect of Inflation and Changing Prices.....................58
              Recent Accounting Standards Not Yet Adopted.................58
  Item 8.  Financial Statements and Supplementary Data....................59
  Item 9.  Changes in and Disagreements with Accountant
            on Accounting and Financial Disclosure........................59

PART III

  Item 10. Directors and Executive Officers of the Registrant.............60
  Item 11. Executive Compensation.........................................60
  Item 12. Security Ownership of Certain Beneficial Owners and Management.60
  Item 13. Certain Relationships and Related Transactions.................60

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K............................................61
           SIGNATURES.....................................................62

PART 1
Item 1 - Business
                                    General

First Washington Bancorp, Inc. (the Company or FWWB), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank
(TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation
(FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 23 branch offices and four loan production offices located in Washington and Idaho. Effective April 1, 1999 FSBW completed the acquisition of Seaport Citizens Bank (SCB). SCB was merged with FSBW and its two branches in Lewiston, Idaho, together with FSBW's Clarkston, Washington, branch operate as a division of FSBW. Effective January 1, 1999, FWWB completed the acquisition of Whatcom State Bancorp whose wholly-owned subsidiary, Whatcom State Bank (WSB), was merged with FSBW and operates as Whatcom State Bank, a Division of First Savings Bank of Washington. WSB, which is based in Bellingham, operates five full service branches and a loan office in northwest Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its six branch offices and two loan production offices located in northeast Oregon. TB is a Washington-chartered commercial bank whose deposits are insured by the FDIC under BIF. TB conducts business from seven full service branches in the Seattle, Washington, metropolitan area.

The operating results of the Company depend substantially on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of deposits and borrowings. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

FSBW is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including significant emphasis on loans for construction of residential dwellings. To an increasing extent, lending activities also have included the origination of multifamily, commercial real estate and consumer loans. FSBW's primary business has been that of a traditional banking institution, originating loans for portfolio in its primary market area. FSBW has also been an active participant in the secondary market, originating residential loans for sale and on occasion acquiring loans for portfolio.. More recently, FSBW has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers. Non-mortgage lending, especially commercial lending, has received significant attention and has become an increasingly important part of FSBW's operations in recent years. The acquisitions of WSB and SCB have added to the amount of non-mortgage loans held and being originated by FSBW. In addition to loans, FSBW has maintained a significant portion of its assets in marketable securities. The securities portfolio has been weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also has included a significant amount of tax exempt municipal securities, primarily issued by entities located in the State of Washington. In addition to interest income on loans and investment securities, FSBW receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. FSBW also has a wholly-owned subsidiary, Northwest Financial Corporation, which serves as the trustee under FSBW's mortgage loan documents and receives commissions from the sale of annuities.

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

TB is a community oriented commercial bank chartered in the State of Washington. TB's lending activities consist of granting commercial loans, including commercial real estate, land development and construction loans, and consumer loans to customers throughout King and Snohomish counties in western Washington. TB is a "Preferred Lender" with the Small Business Administration
(SBA) and generates SBA guaranteed loans for portfolio and for resale. TB also offers a wide variety of deposit products to its consumer and commercial customers.

The Company and the Banks are subject to regulation by the Federal Reserve Board (FRB) and the FDIC, the State of Washington Department of Financial Institutions, Division of Banks (Division), the State of Oregon Department of Consumer and Business Services and the State of Idaho, Department of Finance.

During May 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. The current fiscal period is for the transition period April 1, 1999 through December 31, 1999. For discussion and analysis purposes, the nine months ended December 31, 1999 are compared to the unaudited nine months ended December 31, 1998.

                           Acquisitions and Mergers
Seaport Citizens Bank

On April 1, 1999, FWWB and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase in the current period and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $108,100 per quarter, beginning in the first quarter of the current period, or $433,000 per year. Founded in 1979, SCB is a commercial bank which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operates two full service branches in Lewiston, Idaho. SCB's results of operations are included in the Company's consolidated results of operations (or financial statements) for the nine months ended December 31, 1999.

 Consolidation of Banking Operations

On July 22, 1999 the Company announced its plans to combine its three separate banking subsidiaries into a single community banking franchise. The combination was designed to strengthen the Company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity.. The consolidation was intended to be done in stages. The first phase, which was expected to be completed by January 1, 2000, included the merger of TB and FSBW and the selection of a single name and charter to be used by TB, FSBW, WSB and SCB. Final integration of all data processing into a common system and the merger of Inland Empire Bank was scheduled for completion by December 31, 2000.

On December 23, 1999, the Company announced its decision to temporarily postpone the previously announced consolidation of its subsidiaries, TB and IEB, into FSBW in light of the new Gramm-Leach-Bliley financial modernization legislation. The recent legislation enacts Federal Home Loan Bank System reforms that impact community financial institutions. A community financial institution (CFI) is defined as a "member of the Federal Home Loan Bank System, the deposits of which are insured by the FDIC and that has average total assets (over the preceding 3 years) of less than $500 million." One provision of the reforms provides community financial institutions with the ability to obtain long-term FHLB advances to fund small business, small farm and small agribusiness loans. In addition, community financial institutions will be able to offer these loans as collateral for such borrowings. This provision, which represents a change in policy from the previous requirement that these funds be secured primarily by residential mortgage loans, will be available only to community financial institutions. As independent subsidiaries, TB and IEB currently qualify as community financial institutions. Merging either of these two subsidiaries into FSBW could disqualify them and remove this favorable status. Based on the information available at this time, the Company believes that TB and IEB could derive significant benefits from this legislation. Rather than complete the proposed bank mergers as previously announced, the Company has chosen to allow adequate time for an in-depth review and interpretation of the regulations as they pertain to future plans. Consolidation of support operations continues on schedule and budget and First Washington expects to receive long-term benefits from the proposed efficiencies. Postponement of the mergers will have minimal impact on the operational changes. The previously announced name and charter changes scheduled for spring 2000 are expected to proceed for FSBW, including its WSB and SCB divisions.

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

                             Lending Activities

General: The Banks have offered a wide range of loan products to meet the demands of their customers. The Banks originate loans for both their own loan portfolios and for sale in the secondary market. Management's strategy has been to maintain a significant percentage of assets in these loan portfolios in loans with more frequent interest rate repricing terms or shorter maturities than traditional long term fixed-rate mortgage loans. As part of this effort, the Banks have developed a variety of floating or adjustable interest rate products that correlate closer with the Banks' cost of funds. However, in response to customer demand, the Banks continue to originate fixed-rate loans including fixed interest rate mortgage loans with terms up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Historically, FSBW's primary lending focus has been on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. FSBW also has originated, to a lesser degree, consumer, commercial real estate, multifamily real estate and land loans. More recently, FSBW has begun marketing non- mortgage commercial and agribusiness loans to small businesses and farmers. Management expects this type of lending to increase at FSBW. At December 31, 1999, FSBW's net loan portfolio totaled $890.6 million. Over 77% of FSBW's first mortgage loans are secured by properties located in the State of Washington.

The aggregate amount of loans that FSBW is permitted to make under applicable federal regulations to any one borrower, including related entities, is the greater of 20% of unimpaired capital and surplus or $500,000. At December 31, 1999, the maximum amount which FSBW could have lent to any one borrower and the borrower's related entities was $21.6 million. At December 31, 1999, FSBW had no loans to one borrower with an aggregate outstanding balance in excess of this amount. FSBW had 49 borrowers with total loans outstanding in excess of $2.0 million at December 31, 1999. At that date, the largest amount outstanding to any one borrower and the borrower's related entities totaled $13.2 million, which consisted of a medical facility located in Bellingham, Washington other properties and a line of credit and as of December 31, 1999 the loans were performing in accordance with their terms.

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

At December 31, 1999, IEB's net loan portfolio totaled $149.5 million. The aggregate amount of loans that IEB is permitted to make under applicable state and federal regulations to any one borrower, including related entities, is 15% of the aggregate paid-up and unimpaired capital and surplus. At December 31, 1999, the maximum amount IEB could have lent to any one borrower and the borrower's related entities was $3.3 million ($5.3 million if secured by real estate). At that date, the largest amount outstanding to any one borrower of IEB totaled $3.3 million and was a participation with FSBW (see above) on a loan secured by a medical facility located in Bellingham, WA.

Lending activities at Towne Bank have included origination of consumer, commercial, commercial real estate and construction loans. In particular, TB has developed significant expertise and growing market share with respect to small business loans within its local markets.

At December 31, 1999, TB's net loan portfolio totaled $268.0 million. The aggregate amount of loans TB is permitted to make under applicable state and federal regulations to any one borrower, including related entities, is 20% of the aggregate paid-up and unimpaired capital and surplus. At December 31, 1999, the maximum amount TB could have lent to any one borrower and the borrower's related entities was $5.4 million. At that date, the largest amount outstanding to any one borrower of TB totaled $2.5 million consisted of a two-motel operation in the Seattle area.

One- to Four-Family Residential Real Estate Lending: The Banks originate loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences in the communities where they have established full service branches. In addition, the Banks operate loan production offices in Bellevue, Puyallup, Oak Harbor and Spokane, Washington and LaGrande and Condon, Oregon. FSBW also has a significant relationship with a mortgage loan broker in the greater Portland, Oregon market. At December 31, 1999, $436.7 million, or 30.9% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences.

Historically, FSBW has originated both fixed-rate loans and adjustable-rate residential loans for its portfolio. Fixed-rate residential loans generally have been sold into the secondary market; however, a portion of the fixed-rate loans originated by FSBW have been retained in the loan portfolio to meet asset/liability management objectives. The number of fixed-rate loans retained by FSBW increased substantially during 1996 and remained high in fiscal years 1997 and 1998 in response to the capital deployment and growth objectives of the Company. For the past two years FSBW has been selling a larger portion of its newly originated fixed rate loans as a part of its interest rate risk management and asset allocation strategies. Both before and after their acquisition by the Company, WSB and SCB engaged in residential lending, including secondary market activities, in a fashion very similar to FSBW.

Historically, Inland Empire Bank has sold most of its residential loans into the secondary market and has continued to do so subsequent to its acquisition by the Company. Generally IEB has sold loans on a servicing-released basis such that no revenue is realized by IEB after the sale.

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

Construction and Land Lending: FSBW and TB invest a significant proportion of their loan portfolio in residential construction loans to professional home builders. This activity has been prompted by favorable economic conditions in the Northwest, lower long-term interest rates and an increased demand for housing units as a result of the migration of people from other parts of the country to the Northwest. To a lesser extent, FSBW and TB also originate land loans and construction loans for commercial and multifamily real estate. IEB also originates construction and land loans although to a much smaller degree than FSBW and TB. At December 31, 1999, construction and land loans totaled $263.1 million, (including $9.3 million of land loans and $51.9 million of commercial and multifamily real estate construction loans) or 18.6% of total loans of the Company.

Construction loans made by the Banks include both those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. The Banks monitor the number of unsold homes in their construction loan portfolios, and generally maintain the portfolios so approximately 30% of their construction loans are secured by homes for which there is a sale contract in place.

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

Loans for the construction of one- to four-family residences are generally made for a term of 12 months. The Banks' loan policies include maximum loan-to-value ratios of up to 80% for speculative loans. Each individual speculative loan request is supported by an independent appraisal of the property and the loan file includes a set of plans, a cost breakdown and a completed specifications form. All speculative construction loans must be approved by senior loan officers. At December 31, 1999, the Company's speculative construction portfolio included loans to 209 individual builders in 91 separate communities. At December 31, 1999, the Company had 33 home builders who, individually, in the aggregate, had construction loans outstanding with balances exceeding $1.0 million.

The Company regularly monitors the construction loan portfolio and the economic conditions and housing inventory in each of its markets and will decrease construction lending if it perceives there are unfavorable market conditions. The Company believes that the internal monitoring system in place mitigates many of the risks inherent in its construction lending.

To a lesser extent, the Banks make land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land. In making land loans the Banks follow underwriting policies and disbursement procedures similar to those for construction loans. The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released.

Commercial and Multifamily Real Estate Lending: The Banks also originate loans secured by multifamily and commercial real estate. At December 31, 1999, the Company's loan portfolio included $95.9 million in multifamily and $356.0 million in commercial real estate loans (including $51.9 million of commercial and multifamily real estate construction lending). Multifamily and commercial real estate lending affords the Banks an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

In all multifamily and commercial real estate lending, the Banks consider the location, marketability and overall attractiveness of the properties. The Banks' current underwriting guidelines for commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process the Banks assess the borrowers willingness and ability to repay and the adequacy of the collateral.

Multifamily and commercial real estate loans originated by the Banks are predominately fixed rate loans with intermediate terms of ten years. More recently originated multifamily and commercial loans are linked to various constant maturity U.S. Treasury indices or certain prime rates. Rates on these ARM loans generally adjust annually after an initial period ranging from one to ten years. Rate adjustments for the more seasoned ARM loans in the portfolio predominantly reflect changes in the Federal Home Loan Bank (FHLB) National Monthly Median Cost of Funds index. The Banks' commercial real estate portfolios consist of loans on a variety of property types including motels, nursing homes, office buildings, and mini-warehouses. Multifamily loans generally are secured by small to medium sized projects.

At December 31, 1999, the Banks' loan portfolio included 144 multifamily loans, the average loan balance of which was $674,000. At December 31, 1999, the Banks had 59 multifamily or commercial real estate loans with balances over $1.0 million, the largest of which was $16.5 million (FSBW and IEB sharing participation). Most of the properties securing these multifamily and commercial real estate loans are located in the Northwest; however, the Company has acquired some participation loans on properties located in California.

Commercial/agriculture Lending. Inland Empire Bank has been very active in small business and agricultural lending. Towne Bank has also been very active in commercial lending; however, TB generally has not engaged in agricultural lending. IEB and TB's management have devoted a great deal of effort to developing customer relationships and the ability to serve this type of borrower. It is management's belief that many very large banks have in the past neglected small business lending, thus contributing to IEB's and TB's success. IEB and TB will continue to emphasize this segment of lending in their market areas. Management intends to leverage their past success and local decision making ability to continue to expand this market niche.

Historically, Towne Bank has sold most of its small business administration guaranteed loans into the secondary market, servicing retained, and has continued to do so subsequent to its acquisition by the Company.

First Savings Bank has recently begun making non-mortgage agricultural and commercial loans. FSBW has staffed its Walla Walla, Tri-Cities, Clarkston, Yakima and Wenatchee offices with experienced commercial bankers and anticipates a steady growth in the origination of small business and
agricultural loans.   It is expected the growth will come primarily from
FSBW's existing customer base and referrals from officers and Directors. In addition to providing higher yielding assets, it is anticipated that this type of lending will increase the deposit base of these branches. Expanding non-mortgage agricultural/commercial lending is currently an area of significant effort at FSBW. Similar to IEB and TB, WSB and SCB have been active in commercial lending. The WSB and SCB commercial lending operations have been integrated with those at FSBW.

Similar to consumer loans, agricultural and commercial loans may entail greater risk than do residential mortgage loans. Agricultural and commercial loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, crops, live stock, inventory and receivables which may not provide an adequate source of repayment on defaulted loans. In addition, agricultural and commercial loans are dependent on the borrower's continuing financial stability and management ability as well as market conditions for various products, services and commodities. For these reasons, agricultural and commercial loans generally provide higher yields than residential loans but also require more administrative and management attention. Interest rates on agricultural and commercial loans may be either fixed or adjustable. Loan terms including the fixed or adjustable interest rate, the loan maturity and the collateral considerations vary significantly and are negotiated on an individual loan basis. At December 31, 1999, agribusiness/commercial loans totaled $250.6 million, or 17.8% of total loans of the Company.

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

Consumer and Other Lending: The Banks originate a variety of consumer loans, including secured second mortgage loans, automobile loans, credit card loans and loans secured by deposit accounts. Consumer and other lending has traditionally been a small part of FSBW's and TB's business. However, recent efforts at FSBW have led to a modest increase in consumer loans primarily to its existing customer base. Inland Empire Bank, on the other hand, has been an active originator of consumer loans. At December 31, 1999, the Company had $61.6 million, or 4.4% of its loans receivable, in outstanding consumer and other loans.

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

Loan Originations, Sales and Purchases

While the Banks originate a variety of loans, their ability to originate loans and their ability to originate each type of loan is dependent upon the relative customer demand and competition for loans in each market. For the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998, the Banks originated and disbursed $759.6 million, $717.0 million and $511.4 million of loans, respectively. The Company's net loan portfolio grew $205.5 million or 18.6% during the nine months ended December 31, 1999 ($178.5 million excluding acquisitions) compared to $345.8 million of growth during the year ended March 31, 1999 ($146.4 million excluding acquisitions) and $111.0 million of growth in the year ended March 31, 1998.

In recent years prior to 1996 the Company generally sold most of its 30-year fixed-rate one- to four-family residential mortgage loans to secondary market purchasers. For the years ended March 31, 1996 and 1997 the Company sold a smaller portion of its fixed-rate loan originations choosing to retain loans in response to its capital deployment and growth objectives. Beginning in the second half of fiscal year 1998 the Company increased the amount of new fixed-rate residential loans sold as part of its interest rate risk management strategy. Proceeds from sales of loans by the Company for the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998 totaled $98.2 million, $124.6 million and $80.2 million, respectively. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing Loan Servicing Portfolio." At December 31, 1999, the Company had $9.5 million in loans held for sale.

The Banks, especially FSBW, purchase whole loans and loan participation interests primarily during periods of reduced loan demand in their primary market. Any such purchases are made consistent with the Banks' underwriting standards; however, the loans may be located outside of the Banks' normal lending area. During the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998, the Company purchased $13.2 million, $86.2 million and $51.0 million, respectively, of loans and loan participation interests.


Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio
(including loans held for sale) by type of loan as of the dates indicated.

                     December 31                                   March 31
                ------------------- ---------------------------------------------------------------------
                         1999               1999             1998             1997            1996
                ------------------- ------------------- ---------------  ---------------  ---------------
                   Amount   Percent   Amount   Percent  Amount  Percent  Amount  Percent  Amount  Percent
                   ------   -------   ------   -------  ------  -------  ------  -------  ------  -------
                                                   (Dollars in thousands)

 Type of Loan:
Secured by real
estate loans:
 One- to four-
  family         $  436,679  30.93% $  407,673  34.24% $423,850  51.53% $395,418  55.86% $311,472  68.24%
 Commercial/
  multifamily       399,992  28.33     324,858  27.28   167,859  20.41   129,198  18.25    77,613  16.99
 Construction/
  land              263,093  18.63     217,094  18.23   132,409  16.10   110,262  15.58    62,177  13.62
Commercial/
 agriculture
 business           250,566  17.75     196,743  16.52    67,611   8.22    47,846   6.76       871    .19
Consumer,
 credit card
 and other           61,580   4.36      44,346   3.73    30,842   3.74    25,092   3.55     4,333    .96
                 ---------- ------  ---------- ------  -------- ------  -------- ------  -------- ------
  Total loans     1,411,910 100.00%  1,190,714 100.00%  822,571 100.00%  707,816 100.00%  456,466 100.00%
                            ======             ======           ======           ======           ======
Loans in progress   (84,894)           (71,638)         (54,500)         (52,412)         (35,244)
Deferred loan
 fees, discounts
 and premiums        (5,311)            (4,146)          (3,297)          (2,775)          (1,876)
  Net loans      ----------         ----------         --------         --------         --------
   before allow-
   ance or
   loan losses    1,321,705          1,114,930          764,774          652,629          419,346
Allowance for
 loan losses        (13,541)           (12,261)          (7,857)          (6,748)          (4,051)
Total loans      ----------         ----------         --------         --------         --------
 receivable,
 net             $1,308,164         $1,102,669         $756,917         $645,881         $415,295
                 ==========         ==========         ========         ========         ========
                                                        11


Loan Maturity and Repricing

The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, and exclude the allowance for loan losses (in thousands):

                                                  Maturing   Maturing   Maturing
                                       Maturing   within     within     within     Maturing
                                       Within     1 to 3     3 to 5     5 to 10    Beyond
                                       One Year   Years      Years      Years      10 Years      Total
                                       --------   --------   --------   --------   --------   ----------
One-to four-family real estate loans   $  5,716   $  7,023   $  5,747   $ 25,866   $374,727   $  419,079
Commercial/multifamily real estate
 loans                                   39,568     48,526     54,808    162,580     91,320      396,802
Construction/land                       153,670     26,552      3,374      5,109      6,206      194,911
Commercial/agriculture business         151,328     21,492     36,974     30,237      8,617      248,648
Consumer, credit card and other          24,389     10,514     14,945      4,363      8,054       62,265
                                       --------   --------   --------   --------   --------   ----------
     Total loans                       $374,671   $114,107   $115,848   $228,155   $488,924   $1,321,705
                                       ========   =======    ========   ========   ========   ==========


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

The following table sets forth the dollar amount of all loans due after December 31, 2000, which have fixed interest rates and floating or adjustable interest rates (in thousands).

                                               Fixed       Floating or
                                               Rates     Adjustable Rates     Total
                                               -----     ----------------     -----
One-to four-family real estate loans         $345,088        $ 68,275       $ 413,363
Commercial/multifamily real estate loans      225,393         131,841         357,234
Construction/land                              13,732          27,509          41,241
Commercial/agriculture business                54,570          42,750          97,320
Consumer, credit card and other                30,792           7,084          37,876
                                             --------        --------       ---------
     Total                                   $669,575        $277,459       $ 947,034
                                             ========        ========       =========

                                                         12

Loan Servicing

General: The Banks receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At December 31, 1999, the Banks were servicing $273.9 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Banks receive the gross loan payment from individual borrowers, they remit to the investor a predetermined net amount based on the yield on that loan. The difference between the coupon on the underlying loan and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Banks retain certain amounts in escrow for the benefit of the lender for which the Banks incur no interest expense but are able to invest the funds into earning assets. At December 31, 1999, the Banks held $2.5 million in escrow for their portfolios of loans serviced for others.

Loan Servicing Portfolio: The loan servicing portfolio at December 31, 1999 was composed primarily of $32.0 million of Fannie Mae mortgage loans and $188.9 million of Freddie Mac mortgage loans. The balance of the loan servicing portfolio at December 31, 1999, consisted of loans serviced for a variety of private investors. At December 31, 1999, the portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the nine months ended December 31, 1999, $430,000 of loan servicing fees, net of $215,000 of servicing rights amortization, were recognized in operations.

Mortgage Servicing Rights: In addition to the origination of mortgage servicing rights (MSRs) on the loans that FWWB originates and sells in the secondary market on a servicing retained basis, FWWB has also purchased mortgage servicing rights. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the nine months ending December 31, 1999 and the year ending March 31, 1999 FWWB capitalized $128,000 and $981,000, respectively, of mortgage servicing rights relating to loans sold with servicing retained. No MSRs were purchased in the nine months ending December 31, 1999 and the fiscal years ended March 31, 1999 and 1998. Amortization of MSR's for the nine months ended December 31, 1999 was $215,000 compared to $277,000 for the year ended March 31, 1999. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. At December 31, 1999, MSRs were carried by FWWB at a value, net of amortization, of $1,671,000, and no valuation allowance for impairment was considered necessary. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.

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

At December 31, 1999 and March 31, 1999 and 1998, the aggregate amounts of the Banks' classified assets (as determined by the Banks) were as follows (in thousands):

                                  December 31               At March 31
                                  -----------        ----------------------
                                         1999           1999           1998
                                         ----           ----           ----

Loss                                  $    --        $    60        $    --
Doubtful                                   --             58             --
Substandard assets                      6,637          8,302          2,776
Special mention                         1,762          3,008             --

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

Commercial/agriculture and Consumer Loans:   When a borrower fails to make
payments as required, a late notice is sent to the borrower. If payment is still not made the responsible loan officer is advised and contact is made by telephone or letter. Continuous follow-up contacts are attempted until the loan has been brought current. Generally, if the loan is not current within 45 to 60 days, action is initiated to take possession of the security. A small claims or lawsuit is normally filed on unsecured loans or deficiency balances at 90 to 120 days. Loans over 90 days delinquent, repossessions, loans in foreclosure and bankruptcy no longer accrue interest unless a satisfactory repayment plan has been agreed upon, the loan is a full recourse contract or fully secured by a deposit account.

The following table sets forth information with respect to the Banks' non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands).

                                  December
                                     31              At March 31
                                  -------- ---------------------------------
                                    1999     1999     1998     1997     1996
                                    ----     ----     ----     ----     ----
Loans accounted for on a
 nonaccrual basis:
  Loans secured by real estate:
   One- to four-family            $  623   $3,564   $  448   $1,644   $  526
   Commercial/multifamily            129      351       --      187       --
   Construction/land               2,514      767      367       --       --
  Commercial/agriculture business  1,203    1,439      414      206       --
  Consumer, credit card and other      9       17       41       45       --
                                  ------   ------   ------   ------   ------
    Total                          4,478    6,138    1,270    2,082      526
Accruing loans which are          ------   ------   ------   ------   ------
 contractually past due 90 days
 or more:
  Loans secured by real estate:
   One-to four family real           155       20       52       --       --

   Commercial/multifamily             --      384       33       --       --
   Construction/land                  --       --       32       --       --

  Commercial/agriculture business    359    1,052       --       --       --

  Consumer, credit card and other     79       82       33       30       12
                                  ------   ------   ------   ------   ------
    Total                            593    1,538      150       30       12
                                  ------   ------   ------   ------   ------
  Total non-performing loans       5,071    7,676    1,420    2,112      538

Real estate/repossessed assets
 held for sale                     3,576    1,644      882    1,057      712
                                  ------   ------   ------   ------   ------
   Total non-performing assets    $8,647   $9,320   $2,302   $3,169   $1,250
                                  ======   ======   ======   ======   ======

Restructured loans (1)            $  369   $  380   $  305   $  238   $  156
Total non-performing loans to
 net loans                          0.38%    0.69%    0.19%    0.33%    0.13%
Total non-performing loans to
 total assets                       0.28%    0.47%    0.12%    0.21%    0.07%
Total non-performing assets to
 total assets                       0.48%    0.57%    0.20%    0.31%    0.17%

(1) These loans are performing under their restructured terms but are classified substandard.

For the nine months ended December 31, 1999, $235,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on such loans was included in net income for such period.

Real Estate/Repossessed Assets, Held for Sale: Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs), or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price less selling and holding costs. At December 31, 1999, the Company had $3.3 million of real estate owned and $283,000 of other repossessed assets.

                          Allowance for Loan Losses

General: In originating loans, the Banks recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Banks maintain an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines outlined in SFAS No. 5, Accounting for Contingencies.. The Banks have established systematic methodologies for the determination of the adequacy of their allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Banks increase their allowance for loan losses by charging provisions for possible loan losses against the Banks' income.

On April 1, 1995, the Company and its subsidiary Banks adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. The adoption of these statements had no material impact on the Company's or Banks' financial condition or results of operations. Prior to the adoption of these statements a reserve for specific losses was provided for loans when any significant, permanent decline in value was deemed to have occurred. As of December 31, 1999, the Company and its subsidiary Banks had identified $3.0 million of impaired loans as defined by the statement and had established $117,000 of specific reserves for these loans. The statements also apply to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At December 31, 1999, the Company had $369,000 of restructured loans that, though performing, were classified substandard.

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

At December 31, 1999, the Company had an allowance for loan losses of $13.5 million which represented 1.02% of net loans and 267% of non-performing loans compared to 1.10% and 160%, respectively, at March 31, 1999. The decrease in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the prior period reflected more significant changes in the portfolio mix and non-performing loans and a higher level of net charge-offs during that period than occurred in the most recent nine months. A comparison of the allowance for loan losses at December 31, 1999 and 1998 shows an increase of $2.8 million from $10.7 million at December 31, 1998 to $13.5 million at December 31, 1999. The allowance for loan losses increased by $1.2 million, to $13.5 million at December 31, 1999, compared to $12.3 million at March 31, 1999 (see Notes 7 and 8 to the Consolidated Financial Statements for further analysis of the loan portfolio mix and allowance for loan losses).

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

The following table sets forth an analysis of the Company's gross allowance for possible loan losses for the periods indicated (dollars in thousands).

                         Nine months
                     Ended December 31           Years Ended March 31
                     ----------------- -------------------------------------
                             1999         1999      1998      1997      1996
                             ----         ----      ----      ----      ----
Allowance at beginning
 of period               $ 12,261      $ 7,857   $ 6,748   $ 4,051   $ 3,549
Acquisitions                  477        2,693        --     1,416        --

Provision for loan
 losses                     1,885        2,841     1,628     1,423       524

Recoveries:
 Loans secured by real
 estate:
  One - to four-family         --           --         6        38        --
  Commercial/multifamily        1           60        --        --        --
  Construction/land            --           --        --        --        --
Commercial/agriculture
 business                     456          144        29        --        --
 Consumer, credit card and
  other                        11           21        16        16        --
                         --------      -------   -------   -------   -------
  Total recoveries            468          225        51        54        --
                         --------      -------   -------   -------   -------
Charge-offs:
 Loans secured by real
 estate:
  One - to four-family       (532)         (25)     (359)     (127)       --
  Commercial/multifamily       --          (35)       --        --        --
  Construction/land           (24)         (69)      (11)       --        --

 Commercial/agriculture
  business                   (860)        (916)      (19)       (3)       --
 Consumer, credit card
  and other                  (134)        (310)     (181)      (66)      (22)
                         --------      -------   -------   -------   -------
  Total charge-offs        (1,550)      (1,355)     (570)     (196)      (22)
                         --------      -------   -------   -------   -------
  Net charge-offs          (1,082)      (1,130)     (519)     (142)      (22)
                         --------      -------   -------   -------   -------
  Balance at end of
   period                $ 13,541      $12,261   $ 7,857   $ 6,748   $ 4,051
                         ========      =======   =======   =======   =======

Ratio of allowance to
 net loans outstanding
 at the end of the
 period                      1.02%        1.10%     1.03%     1.03%     0.97%

Ratio of net loan
 charge-offs to the
 average net book
 value of loans
 outstanding during
 the period                  0.09%        0.14%     0.08%     0.04%     0.01%


The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                   At December 31                               At March 31
                 ----------------- ----------------------------------------------------------------------
                       1999             1999              1998            1997 (2)           1996
                 ----------------- ----------------- ----------------- ----------------- ----------------
                          Percent           Percent           Percent           Percent          Percent
                          of Loans          of Loans          of Loans          of Loans         of Loans
                          in Each           in Each           in Each           in Each          in Each
                          Category          Category          Category          Category         Category
                          to Total          to Total          to Total          to Total         to Total
                 Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount  Loans
                 ------   -----    ------   -----    ------   -----    ------   -----    ------  -----
                                                (Dollars in thousands)
Specific or allocated
loss allowances:
 Loans secured by
 real estate:
  One- to four-
   family        $ 2,334   30.93%  $ 2,757   34.24%  $ 1,059   51.53%  $ 1,098   55.86%  $   --   68.24%
  Commercial/
   multifamily     4,273   28.33     3,567   27.28       849   20.41       547   18.25       --   16.99
  Construction/
   land            1,638   18.63     1,597   18.23       856   16.10       844   15.58       --   13.62
 Commercial/
  agriculture
  business         2,830   17.75     2,522   16.52       835    8.22       422    6.76       --     .19
 Consumer,
  credit card
  and other        1,023    4.36       841    3.73       307    3.74       237    3.55       --     .96
Unallocated
 general loss
 allowance(1)(2)   1,443     N/A       977     N/A     3,951     N/A     3,600     N/A    4,051     N/A
                 -------  ------   -------  ------   -------  ------   -------  ------   ------  ------
  Total allowance
   for loan
   losses        $13,541  100.00%  $12,261  100.00%  $ 7,857  100.00%  $ 6,748  100.00% $ 4,051  100.00%
                 =======  ======   =======  ======   =======  ======   =======  ======  =======  ======

--------------
(1) The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured).  The remainder of the allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

(2) For 1997 the Company had not changed how it determines the adequacy of its allowance for loan losses other than to allocate the non-specific loan loss reserves to loan categories that were the basis for its accrual.  In the periods prior to 1997, it was not the Company's practice to allocate general loan loss allowances to specific loan categories.

                                                        18

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

At December 31, 1999, the Company's consolidated investment portfolio totaled $362.1 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Banks' loan originations, deposits and other activities. During the nine months ended December 31, 1999 investments and securities decreased by $2.1 million (including $12.2 million obtained in the acquisition of SCB). Holdings of mortgage-backed securities decreased $12.8 million and U.S. Treasury and agency obligations increased $2.4 million. Ownership of corporate and other securities increased $7.4 million. Municipal bonds increased $962,000.

Mortgage-Backed and Mortgage-Related Securities: The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Company as a result of the guarantees provided by FHLMC, FMNA, and GNMA or credit enhancements provided by other entities or the structure of the securities; (iii) enable the Company to use mortgage-backed securities as collateral for financing; and (iv) increase liquidity. The Company invests primarily in federal agency issued or guaranteed mortgage-backed and mortgage-related securities, principally FNMA, FHLMC and GNMA. The Company also invests in privately issued collateralized mortgage obligations
(CMOs) including real estate mortgage investment conduits (REMICs). At December 31, 1999, net mortgage-backed securities totaled $230.0 million, or 12.6% of total assets. At December 31, 1999, 42..5% of the mortgage-backed securities were adjustable-rate and 57.5% were fixed-rate. The estimated fair value of the Company's mortgage-backed securities at December 31, 1999, was $230.0 million, which is $8.1 million less than the amortized cost of $238..1 million. At December 31, 1999, the Company's portfolio of mortgage-backed securities had a weighted average coupon rate of 6.72%. The estimated weighted average remaining life of the portfolio was 5.5 years based on the last 3 months' "constant prepayment rate" (CPR) or the most recent CPR if less than 3 months history is available.

Mortgage-backed securities known as PC's or mortgage pass-through certificates generally represent a participation interest in a pool of single-family mortgage loans. The principal and interest payments on these loans are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Mortgage participation certificates generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, PC's are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because of their low risk weighting.

CMOs and REMICs are mortgage-related obligations and may be considered as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgage loans or mortgage-backed securities underlying these securities into two or more classes (or tranches) with different maturity or risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available; however, the complex structure of certain CMOs increases the difficulty in assessing the portfolio's risk and its fair value. Yields on privately issued CMOs generally exceed the yield on similarly structured agency CMOs because they expose the Company to certain risks not inherent in agency CMOs, such as credit risk and liquidity risk. Neither the U.S. government nor any of its agencies guarantees these assets generally because the loan size, credit underwriting or underlying collateral do not meet certain industry standards. Consequently, the potential for loss of principal is higher for privately issued securities. In addition, because the universe of potential investors for privately issued CMOs is smaller, these securities are somewhat less liquid than are agency issued or guaranteed securities. At December 31, 1999 the Company held CMOs and REMICs with a net carrying value of $201.7 million, including $60.4 million of privately issued CMOs.

Of the Company's $230.0 million mortgage-backed securities portfolio at December 31, 1999, $105.0 million with a weighted average yield of 6.53% had contractual maturities or period to repricing within ten years and $125.0 million with a weighted average yield of 5.71% had contractual maturities or period to repricing over ten years. However, the actual maturity of a mortgage-backed security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgage loans exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgage loans or mortgage-backed securities underlying REMICs or CMOs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs and CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

Municipal Bonds: The Company's tax exempt municipal bond portfolio, which at December 31, 1999, totaled $32.2 million at estimated fair value ($32.1 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various authorities, hospitals, water and sanitation districts located in the states of Washington, Oregon and Idaho. At December 31, 1999, general obligation bonds and revenue bonds had total estimated fair values of $21.4 million and $8.5 million, respectively. The Company also has taxable revenue bonds as of December 31, 1999 totaling $5.8 million at estimated fair value ($6.0 million at amortized cost). Many bank qualifying municipal bonds are not rated by a nationally recognized credit rating agency (e.g., Moody's or Standard and Poor's) due to their smaller size. At December 31, 1999, the Company's municipal bond portfolio had a weighted average maturity of approximately 9.4 years and an average coupon rate of 6.24%. The largest security in the portfolio was an industrial revenue bond issued by the City of Kent, Washington, with an amortized cost of $3.5 million and a fair value of $3.5 million.

Corporate Bonds: The Company's corporate bond portfolio, which totaled $25.6 million at fair value ($26.7 million at amortized cost) at December 31, 1999, was composed of short and long-term fixed-rate and adjustable-rate securities. At December 31, 1999, the portfolio had a weighted average maturity of 21.2 years and a weighted average coupon rate of 7.37%. The longest term security has an amortized cost of $4.0 million and a term to maturity of 29.9 years.

U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $58.9 million ($60.2 million at amortized cost) at December 31, 1999. The Company's subsidiary, FSBW, has invested a small portion of its securities portfolio in structured notes. The structured notes in which FSBW has invested provide for periodic adjustments in coupon rates or prepayments based on various indices and formulae. At December 31, 1999, structured notes, which totaled $5.2 million at fair value ($5.4 million at amortized cost), consisted of a U.S. Government agency obligation with a fair value of $2.3 million which matures in 2004 and 2005 and a privately issued obligation with a fair value of $2.9 million which matures in 2005. In addition, most of the U.S. Government agency obligations owned by the Company include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Asset-backed Securities: The Company's subsidiary, FSBW, has invested a small portion of its investment portfolio in asset-backed securities collateralized by equipment lease contracts. At December 31, 1999 the investment totaled $5.8 million at fair value ($5.9 at amortized cost), was yielding 8.66%, and matures in 2004.

Off Balance Sheet Derivatives: Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in "off balance sheet" derivative instruments, although investment policies authorize such investments. On December 31, 1999 the Company had no off balance sheet derivatives and no outstanding commitments to purchase or sell securities.


The following tables sets forth certain information regarding carrying values and percentage of total carrying values, which is estimated market value, of the  Company's consolidated portfolio of securities classified as available for sale and held to maturity (in thousands).

                             At December 31                            At March 31
                          -------------------  ----------------------------------------------------------
Available for Sale:               1999                1999                1998               1997
------------------        -------------------  ------------------  ------------------ -------------------
                                      Percent             Percent             Percent            Percent
                          Carrying      of     Carrying     of     Carrying     of    Carrying     of
                           value       Total    value      Total    value      Total   value      Total
                           -----       -----    -----      -----    -----      -----   -----      -----
 U.S. Government
  Treasury and
  agency obligations      $ 58,868    16.90%  $ 56,518    15.61%  $ 65,594    21.69%  $ 67,417    23.45%
 Municipal bonds:
  Tax exempt                30,585     8.78     32,259     8.91     32,093    10.61     33,969    11.81
  Taxable                    4,751     1.36      2,833     0.78         --       --         --       --
 Corporate bonds            21,564     6.19     24,335     6.72      4,304     1.42      7,997     2.78
 Other                       3,769     1.08      3,441     0.95      3,298     1.09      3,758     1.31
Mortgage-backed or
 related securities
Mortgage-backed
 securities:
  GNMA                      18,306     5.26     22,508     6.22     16,862     5.58     20,273     7.05
  FHLMC                      3,324      .95      3,502     0.97      3,361     1.11      3,868     1.35
  FNMA                       5,452     1.57      6,841     1.89      6,048     2.00      7,281     2.53
Total mortgage-backed     --------   ------   --------   ------   --------   ------   --------   ------
 securities                 27,082     7.78     32,851     9.08     26,271     8.693     1,422    10.93

Mortgage-related securities
  CMOs-agency backed       141,333    40.57    150,438    41.56    146,300    48.38    117,212    40.77
  CMOs-Non-agency           60,395    17.34     59,346    16.39     24,559     8.12     25,741     8.95
Total mortgage-related    --------   ------   --------   ------   --------   ------   --------   ------
 securities                201,728    57.91    209,784    57.95    170,859    56.50    142,953    49.72
                          --------   ------   --------   ------   --------   ------   --------   ------
    Total                  228,810    65.69    242,635    67.03    197,130    65.19    174,375    60.65
                          --------   ------   --------   ------   --------   ------   --------   ------
Total securities
 available for sale       $348,347   100.00%  $362,021   100.00%  $302,419   100.00%  $287,516   100.00%
                          ========   ======   ========   ======   ========   ======   ========   ======
Held to Maturity:
----------------
  Mortgage-backed
   securities-FHLMC
   certificates           $  1,196     8.69%  $     --       --%  $     --       --%  $     --       --%
  Municipal bonds:
    Tax exempt               1,613    11.71      1,991    92.39         --       --         --       --
    Taxable                  1,096     7.96         --       --         --       --         --       --
  Corporate bonds            4,000    29.05         --       --         --       --         --       --
  Asset-backed securities    5,865    42.59         --       --         --       --         --       --
  CMOs agency backed            --       --        164     7.61         --       --         --       --
  Certificates of deposit       --       --         --       --   $    194   100.00%  $    987   100.00%
                          --------   ------   --------   ------   --------   ------   --------   ------
    Total                 $ 13,770   100.00%  $  2,155   100.00%  $    194   100.00%  $    987   100.00%
                          ========   ======   ========   ======   ========   ======   ========   ======
 Estimated market value   $ 13,716            $  2,235            $    194            $    987
                          ========            ========            ========            ========

                                                         22


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available for sale (dollars in thousands):

                                       Available for sale at December 31 1999
         ------------------------------------------------------------------------------------------------
                            Over One to      Over Five to   Over Ten to         Over
         One Year or Less   Five Years       Ten Years      Twenty Years    Twenty Years        Total
         ----------------  ---------------- --------------- --------------  ---------------- ------------
                  Weigh-           Weigh-          Weigh-          Weigh-          Weigh-          Weigh-
         Carry-   ted      Carry-  ted      Carry- ted      Carry- ted             ted       Carry- ted
         ing      Average  ing     Average  ing    Average  ing    Average         Average   ing  Average
         Value    Yield    Value   Yield    Value  Yield    Value  Yield  Value    Yield     Value  Yield
         -----    -----    -----   -----    -----  -----    -----  -----  -----    -----     -----  -----
U.S.
Government
Treasury
and agency
obligations
 Fixed-
  rate   $  4,491  5.59%  $47,366  6.04%  $ 2,853  6.14%  $    --    --% $     --      --% $ 54,710 6.04%
 Adjust-
  able-
  rate      4,158  5.69        --    --        --    --        --    --        --      --     4,158 5.69
         --------         -------         -------         -------         -------          --------
            8,649  5.64    47,366  6.04     2,853  6.14        --    --        --      --    58,868 6.02
Municipal
 bonds:
Taxable        --    --       481  6.82     2,609  6.95     1,412  8.08       249    5.05     4,751 7.20
Tax Exempt  2,350  4.19     6,262  5.32    11,281  6.39     7,663  7.01     3,029    5.52    30,585 6.06
         --------         -------         -------         -------         -------          --------
            2,350  4.19     6,743  5.43    13,890  6.50     9,075  7.18     3,278    5.48    35,336 6.21
Corporate
bonds
 Fixed-
  rate     10,399  6.69     2,950  5.98     2,893  6.49        --    --     5,322    7.26    21,564 6.71

Mortgage-
backed
obligations:
 Fixed-
  rate       310   5.62        34  8.71       546  9.01     1,300  9.31    19,383    7.26    21,573 7.40
 Adjustable-
  rate     4,953   6.51       556  6.06        --    --        --    --        --      --     5,509 6.53

         --------         -------         -------         -------         -------          --------
            5,263  6.46       590  6.21       546  9.01     1,300  9.31    19,383    7.26    27,082 7.22
Mortgage-
related
obligations:
 Fixed-
  rate       405  10.51        --    --     5,816  6.27     1,047  6.22   102,108    6.78   109,376 6.76
 Adjustable-
  rate    92,352   6.52        --    --        --    --        --    --        --      --    92,352 6.52
         --------         -------         -------         -------         -------          --------
           92,757  6.54        --    --     5,816  6.27     1,047  6.22   102,108    6.78   201,728 6.65
         --------         -------         -------         -------         -------          --------
 Total
 mortgage-
 backed
 or
 related
 obliga-
 tions     98,020  6.53       590  6.21     6,362  6.51     2,347  7.93   121,491    6.86   228,810 6.72
Other
 stock      3,769  6.53        --   .--        --    --        --    --        --      --     3,769 6.53
         --------         -------         -------         -------         -------          --------
Total
securities
available
for sale
carrying
value    $123,187  6.45%  $57,649  5.91%  $25,998  5.76%  $11,422  6.33% $130,091  6.83%   $348,347 6.45%
         ========         =======         =======         =======        ========          ========

Total
securities
available
for sale
amortized
cost     $122,882         $58,938         $26,526         $11,270        $137,001          $356,617
         ========         =======         =======         =======        ========          ========

                                                        23


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities held to maturity (dollars in thousands):

                                        Held to Maturity at December 31 1999
         ------------------------------------------------------------------------------------------------
                            Over One to      Over Five to   Over Ten to         Over
         One Year or Less   Five Years       Ten Years      Twenty Years    Twenty Years        Total
         ----------------  ---------------- --------------- --------------  ---------------- ------------
                  Weigh-           Weigh-          Weigh-          Weigh-          Weigh-          Weigh-
         Carry-   ted      Carry-  ted      Carry- ted      Carry- ted             ted       Carry- ted
         ing      Average  ing     Average  ing    Average  ing    Average         Average   ing  Average
         Value    Yield    Value   Yield    Value  Yield    Value  Yield  Value    Yield     Value  Yield
         -----    -----    -----   -----    -----  -----    -----  -----  -----    -----     -----  -----
Municipal
bonds:
 Taxable $    --    --%  $   995  6.54%  $          --%  $   101 10.00% $     --      --% $  1,096  6.86%
 Tax
  exempt     125  6.97     1,049  7.51       439  7.80        --    --        --      --     1,613  7.55
        --------         -------         -------         -------         -------          --------
             125  6.97     2,044 14.05       439  7.80       101 10.00        --      --     2,709 14.41
Corporate
bonds
 Fixed
  rate        --    --        --    --        --    --        --    --     4,000    9.88     4,000  9.88
Mortgage-
backed
obligations:
 Fixed-
  rate        --    --        --    --        --    --        --    --     1,196    6.94     1,196  6.94
Other
asset-
backed
securities:
 Fixed
  rate        --    --     5,865  8.66        --    --        --    --        --      --     5,865  8.66
        --------         -------         -------         -------         -------          --------
Total
securities
held to
maturity:
 Carrying
  value $    125  6.97%  $ 7,909  7.04%  $   439  7.80%  $   101 10.00%  $ 5,196    9.20% $ 13,770  8.59%
        ========         =======         =======         =======        ========          ========
Total
securities
held to
maturity:
  Fair
  market
  value $    126         $ 7,880         $   436         $   101        $  5,173          $ 13,716
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

The Banks, especially FSBW, have been most successful in attracting a broad range of retail time deposits and, at December 31, 1999, the Banks had a total of $682.3 million in retail time deposits, of which $422.6 million had original maturities of one year or longer.

As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have transaction
accounts.   However, as reflected in the balances and percentages for December
31, 1999 and March 31, 1999 and 1998, the acquisitions of IEB, TB, WSB and SCB have added significantly to demand, NOW and Money Market accounts for the Company.


The following table sets forth the balances of deposits in the various types of accounts offered by the
Banks at the dates indicated (in thousands).

                                   At December 31                          At March 31
                           ------------------------------ ----------------------------------------------
                                        1999                        1999                    1998
                           ------------------------------ ---------------------------- -----------------
                                       % of     Increase            % of     Increase            % of
                             Amount    Total   (Decrease)  Amount   Total   (Decrease)  Amount   Total
                             ------    -----   ----------  ------   -----   ---------- -------   -----
Demand and NOW checking    $  197,649   18.34%  $ 18,040  $179,609   18.89%  $ 67,420  $112,189   18.62%
Regular savings accounts       53,305    4.94     (5,828)   59,133    6.22     17,049    42,084    6.99
Money market accounts         144,943   13.44     12,866   132,077   13.89     55,435    76,642   12.72
Certificates which mature:
  Within 1 year               477,112   44.26     71,806   405,306   42.63    165,232   240,074   39.84
  After 1 year, but
   within 2 years              99,422    9.22      6,079    93,343    9.82     18,824    74,519   12.37
  After 2 years, but
   within 5 years              96,838    8.98     25,006    71,832    7.55     28,327    43,505    7.22
  Certificates maturing
   thereafter                   8,883    0.82       (665)    9,548    1.00     (3,961)   13,509    2.24
                           ----------  ------   --------  --------  ------   --------  --------  ------
     Total                 $1,078,152  100.00%   127,304  $950,848  100.00%  $348,326  $602,522  100.00%
                           ==========  ======   ========  ========  ======   ========  ========  ======


The following table sets forth the deposit activities of the Banks for the periods indicated (in thousands).

                    Nine Months Ended December 31,         Year Ended March 31,
                    ------------------------------      ------------------------
                                              1999          1999            1998
                                              ----          ----            ----
Beginning balance                       $  950,848      $602,522       $ 555,706

Acquisitions                                40,645       218,368              --
Net increase (decrease)
 before interest credited                   55,184        95,939          21,527
Interest credited                           31,475        34,019          25,289
                                        ----------      --------       ---------
Net increase in savings deposits           127,304       348,326          46,816
                                        ----------      --------       ---------
Ending balance                          $1,078,152      $950,848       $ 602,522
                                        ==========      ========       =========



The following table indicates the amount of the Banks' jumbo certificates of deposit by time remaining until maturity as of December 31, 1999.  Jumbo certificates of deposit require a minimum deposit of $100,000 and rates paid on such accounts are negotiable (in thousands).

                                                      Jumbo
Maturity Period                                   Certificates
---------------                                    of deposits
                                                    ---------
Due in three months or less                         $  97,078
Due after three months through six months              43,406
Due after six months through twelve months             58,505
Due after twelve months                                49,140
                                                    ---------
   Total                                            $ 248,129
                                                    =========

                                                        26

Borrowings: Deposits are the primary source of funds for the Banks' lending and investment activities and for their general business purposes. The Banks also use borrowings to supplement their supply of lendable funds, to meet deposit withdrawal requirements and to more effectively leverage their capital position. The FHLB-Seattle serves as the Banks' primary borrowing source. At December 31, 1999, the Banks had $466.5 million of combined borrowings from FHLB-Seattle at a weighted average rate of 5.86%. At December 31, 1999 the Banks, on a combined basis, have been authorized by the FHLB-Seattle to borrow up to $542.4 million under a blanket floating lien security agreement. Additional short-term funds are also obtained through commercial banking credit lines and at December 31, 1999 totaled $6.5 million with interest at 4.67%.

The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit and underwriting programs. Each program has its own interest rate, maturity and collateral requirements. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

FSBW also uses retail repurchase agreements due generally within 90 days as a source of funds. At December 31, 1999, retail repurchase agreements totaling $8.5 million with interest rates from 5.28% to 7.18% were secured by a pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a market value of $12.6 million.

FSBW also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds FSBW's securities while FSBW continues to receive the principal and interest payments from the security. FSBW's outstanding borrowings at December 31, 1999, under wholesale repurchase agreements totaled $66.7 million and were collateralized by mortgage-backed securities with a fair value of $70.3 million.

(See "Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources" and Notes 11 and 12 of the Consolidated Financial Statements).

                                  Personnel

As of December 31, 1999, the Company had 473 full-time and 77 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

In August 1996, provisions repealing the current thrift bad debt rules were enacted by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Company's subsidiary, FSBW had previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, because the Company is a "large" bank (i.e., assets in excess of $500 million), the Company's bad debt deduction will be determined on the basis of net charge-offs during the taxable year. Tax law requires that the Company recapture, for federal income tax purposes, certain of its tax basis bad debt reserves. Such recaptured amounts are being taken into ordinary income ratably over a four- to six-year period beginning in fiscal 1998. The Company is recapturing its post-1987 additions to its tax basis bad debt reserves, which totaled $1.9 million at December 31, 1999, ratably over a four- to six-taxable-year period, resulting in approximately $169,000 in federal income tax payments for the nine months ended December 31, 1999 (based upon current federal income tax rates). This will not result in a charge to earnings as these amounts have been previously provided for in the deferred tax liability at December 31, 1999. The Company is a "large" bank (i.e., assets in excess of $500 million) and the Company's bad debt deduction will be determined on the basis of net charge-offs during the taxable year. The Company is required to recapture the bad debt reserve of any "small" bank (i.e., assets less than $500 million), that is acquired and becomes a part of the Company's consolidated tax group, that has used any method other than the specific charge-off method to compute their bad debt deduction. Any required bad debt reserve recapture of an acquired bank due to the conversion from a "small" bank to a "large" bank will be taken into ordinary income over a four-year period. The Company's retained earnings at December 31, 1999 includes $5,318,000 of earnings which represent pre-1987 federal income tax basis bad debt reserve deductions taken by its subsidiary FSBW, for which no provisions for federal income taxes have been made. If the accumulated amount that qualified as deductions for federal income taxes is later used for purposes other than to absorb bad debt losses or FSBW no longer qualifies as a bank, the accumulated reserve will be subject to federal income tax at the then current tax rates which would equate to approximately $1,861,000 of additional taxes.

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

The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. FSBW does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

At December 31, 1999, all the Banks except TB were categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. TB was categorized as "adequately capitalized" under FDIC regulation.

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

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/ or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

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

Federal law provides that an insured state-chartered bank may not, directly or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Federal Reserve System: In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within thedefinition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.8 million of transaction accounts, of which the first $4.4 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 1999, the Banks met their reserve requirements.

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

Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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

The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 1999 the Company's total risk based capital was 12.79% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 11.71% of risk-weighted assets.

                            MANAGEMENT PERSONNEL

Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 1999.

Name              Age (1)   Position with Company      Position with Banks
----              -------   ---------------------      -------------------

Gary Sirmon        56       Chief Executive Officer,   FSBW - Chief Executive
                            President and Director     Officer, President and
                                                       Director, IEB, TB -
                                                       Director

D. Allan Roth      62       Secretary/Treasurer        FSBW - Executive Vice
                            Executive Vice President   President and Chief
                                                       Financial Officer

Michael K. Larsen  57      Executive Vice President    FSBW - Executive Vice
                                                       President and Chief
                                                       Lending Officer

Jesse G. Foster    61      Director                    IEB-Chief Executive
                                                       Officer, President and
                                                       Director

Lloyd Baker        51      Senior Vice President       FSBW-Senior Vice
                                                       President

S. Rick Meikle     52      Director                    TB-Chief Executive
                                                       Officer, President and
                                                       Director
----------------
(1)  As of December 31, 1999.

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

Jesse G. Foster is the Chief Executive Officer, President and a Director of IEB and a Director of the Company. He joined IEB in 1962.

Lloyd Baker is a Senior Vice President with FSBW and is an Senior Vice President of the Company. He joined FSBW in 1995 as a Vice President.

S. Rick Meikle is Chief Executive Officer, President and a Director of TB and a Director of the Company. He helped form TB in 1991.

Item 2 - Properties

The Company's home office, which is owned by the Company, is located in Walla Walla, Washington. FSBW has, in total, 23 branch offices including five WSB offices and two SCB offices, located in Washington and Idaho. These offices are located in the cities of Walla Walla (4), Kennewick (2), Richland, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee, Dayton, Bellingham, Ferndale, Lynden, Blaine, Point Roberts and the two SCB offices which are located in Lewiston, Idaho. Of these offices, 15 are owned by the Company and are leased. The leases expire from 2000 through 2006. In addition to these, FSBW has five leased loan production offices in Bellevue, Spokane, Puyallup, Bellingham and Oak Harbor, Washington plus FSBW leases two administration offices in Walla Walla, Washington. The leases expire from 2000 through 2002. IEB's main office is located in Hermiston, Oregon and is owned by the Company. IEB has, in total, six branch offices and a drive-up facility, all of which are located in the State of Oregon. These offices, and the drive up facility, which are owned by the Company, are located in Hermiston, Pendleton, Umatilla, Boardman and Stanfield. IEB has two loan production offices, one in Condon, which is on a month-to-month lease and one in La Grande, which is on a lease which expires in 2003. IEB also leases a facility in Hermiston for its information systems and it leases a grocery branch in Pendleton. These leases expire in 2001 and 2004, respectively. Towne Bank operates from seven branch locations, all of which are leased under agreements which expire from 2000 to 2006. TB offices are located in Woodinville, Bellevue, Redmond, Bothell, Renton, Everett and Kirkland, Washington. The Company's net investment in its offices, premises, equipment and leaseholds was $16.6 million at December 31, 1999.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

                                  Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Stock Listing

First Washington Bancorp, Inc. common stock is traded over-the-counter on The Nasdaq Stock Market under the symbol "FWWB." Newspaper stock tables list the company as "FSBWA." Stockholders of record at December 31, 1999 totaled 1,170. This total does not reflect the number of persons or entitles who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low sale prices of the Company's common stock for the nine months ended December 31, 1999 and the four year period ended March 31, 1999.
                                                             Cash
        Nine Months Ended                                  Dividends
        December 31, 1999           High         Low       Declared
        -----------------           ----         ----      --------
        First quarter              $22         $18.06       $0.12
        Second quarter              20          17.44        0.12
        Third quarter               19.25       14.75        0.12

                                                             Cash
        Year Ended                                         Dividends
        March 31, 1999              High         Low       Declared
        -----------------           ----        ----       --------
        First quarter(1)           $25.34      $21.81       $0.082
        Second quarter              23.64       19.38        0.090
        Third quarter               24.00       19.88        0.090
        Fourth quarter              24.00       18.38        0.120

                                                             Cash
        Year Ended                                         Dividends
        March 31, 1998(1)           High         Low       Declared
        -----------------           ----         ----      --------
        First quarter              $20.23      $17.05       $0.064
        Second quarter              22.62       19.66        0.064
        Third quarter               25.96       21.14        0.064
        Fourth quarter              25.12       21.36        0.082

                                                             Cash
        Year Ended                                         Dividends
        March 31, 1997(1)           High         Low       Declared
        -----------------           ----         ----      --------
        First quarter              $14.21      $12.16       $0.045
        Second quarter              15.68       13.18        0.045
        Third quarter               17.27       15.05        0.045
        Fourth quarter              20.12       16.36        0.064

                                                             Cash
        Year Ended                                         Dividends
        March 31, 1996*(1)          High         Low       Declared
        -----------------           ----         ----      --------
        Third quarter              $12.05      $11.31       $0.045
        Fourth quarter              12.27       11.25        0.045
        * Year of Conversion

        (1) Restated to reflect 10% stock dividend granted in August 1998, see
            Note 1.

Item 6 - Selected Consolidated Financial and Other Data

During May of 1999 the Company announced its decision to change its fiscal year end from March 31 to December 31 beginning with the current period ended on December 31, 1999. The information presented for the nine months ended December 31, 1998 is for comparative purposes only and has not been subjected to a financial audit. These tables set forth selected consolidated financial and other data of the Company at the dates and for the periods indicated.
This information is derived from and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto presented elsewhere in this or prior filings.


FINANCIAL CONDITION DATA:          At December 31                            At March 31 (2)
                              -------------------------  ------------------------------------------------
(In thousands)                      1999         1998         1999         1998         1997       1996
                                    ----         ----         ----         ----         ----       ----
                                            Unaudited
Total assets                  $1,820,110   $1,469,457   $1,631,900   $1,154,072   $1,007,633   $743,176
Loans receivable, net          1,308,164      976,131    1,102,669      756,917      645,881    415,295
Cash and securities (1)          406,886      412,420      436,679      345,142      312,991    302,772
Deposits                       1,078,152      809,521      950,848      602,522      555,706    383,070
Borrowings                       548,179      478,228      486,719      389,272      293,700    199,071
Stockholders equity              179,173      170,883      183,608      150,184      148,636    154,142
Shares outstanding excluding
 unearned, restricted shares
 held in ESOP                     10,538       10,556       10,902       10,160       10,718     11,085

                                 For the Nine Months
                                  Ended December 31             For the Years Ended March 31 (2)
OPERATING DATA:               -------------------------  -------------------------------------------------
(In thousands, except per            1999         1998         1999         1998         1997        1996
 share data)                         ----         ----         ----         ----         ----        ----
                                            Unaudited
Interest income               $  101,032   $   81,822   $  112,292   $   85,147   $  67,292    $ 41,409
Interest expense                  53,201       44,283       60,442       46,651      36,372      23,287
                              ----------   ----------   ----------   ----------   ---------   ---------
  Net interest income             47,831       37,539       51,850       38,496      30,920      18,122
Provision for loan losses          1,885        2,210        2,841        1,628       1,423         524
  Net interest income after   ----------   ----------   ----------   ----------   ---------   ---------
   provision for loan losses      45,946       35,329       49,009       36,868      29,497      17,598
Gains from sale of loans
 and  securities                   1,159        2,059        2,895        1,379         686         387
Other operating income             4,356        3,297        4,558        3,341       2,384       1,216
Other operating expenses          30,522       22,394       31,745       21,020      19,330      10,318
  Income before provision for ----------   ----------   ----------   ----------   ---------   ---------
   income taxes                   20,939       18,291       24,717       20,568      13,237       8,883
Provision for income taxes         8,070        6,880        9,277        7,446       3,923       2,631
                              ----------   ----------   ----------   ----------   ---------   ---------
Net income                    $   12,869   $   11,411   $   15,440   $   13,122   $   9,314   $   6,252
                              ==========   ==========   ==========   ==========   =========   =========
PER SHARE DATA:(3)
Net income:  Basic            $     1.23   $     1.09   $     1.46   $     1.30   $    0.88   $    0.56
             Diluted                1.19         1.04         1.40         1.25        0.87        0.56

Stockholders' equity (4)           17.00        16.19        16.84        14.78       13.87       13.91

Cash dividends                      0.36         0.26         0.38         0.27        0.20        0.09

Dividend payout ratio (diluted)    30.25%       25.00%       27.14%       21.60%      22.99%      16.07%

                                         (footnotes on following page)


KEY FINANCIAL RATIOS: (5)

                              At or for the Nine Months
                                  Ended December 31            At or for the Years Ended March 31 (2)
                              -------------------------  -------------------------------------------------
                                     1999         1998         1999         1998         1997        1996
                                     ----         ----         ----         ----         ----        ----
Performance Ratios:
  Return on average assets (6)      0.99%        1.09%        1.08%        1.21%       1.04%       1.11%
Return on average equity (7)      9.49         8.86         8.91         8.70        6.30        6.62
  Average equity to average assets 10.44        12.35        12.07        13.86       16.58       16.75
  Interest rate spread (8)          3.64         3.42         3.45         3.13        2.88        2.49
  Net interest margin (9)           3.91         3.81         3.83         3.68        3.59        3.33
  Non-interest income to average
   assets                           0.42         0.51         0.52         0.43        0.34        0.28
  Non-interest expense to average
   assets                           2.35         2.15         2.21         1.93        2.17        1.83
  Efficiency ratio (10)            57.22        52.21        53.53        48.64       56.87       52.31
  Average interest-earning
   assets to interest-bearing
   liabilities                    106.01       108.76       108.30       112.53      116.97      119.80

Asset Quality Ratios:
  Allowance for loan losses as
   a percent of net loans at end
   of period                        1.02         1.09         1.10         1.03        0.94        0.97
  Net charge-offs as a percent
   of average outstanding loans
   during the period                0.09         0.10         0.14         0.08        0.04        0.01
  Non-performing assets as
   a percent of total assets        0.48         0.37         0.57         0.20        0.31        0.17
  Ratio of allowance for loan
   losses as a percent of non-
   performing loans (11)            2.67         3.30         1.60         5.53       3.20         7.53

Consolidated Capital Ratio:
  Tier 1 leverage capital ratio     8.39         9.82         9.44        12.17      13.68        20.78


---------------
(1)  Includes securities available for sale and held to maturity.
(2) Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. These reclassifications have affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.
(3) FSBW converted from mutual to stock ownership on October 31, 1995. Per share data for fiscal 1996 represent proforma calculations. Per share data have been adjusted for the 10% stock dividend paid in August 1998.
(4) Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(5)  Ratios are annualized.
(6)  Net income divided by average assets.
(7)  Net income divided by average equity.
(8) Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(9) Net interest income before provision for loan losses as a percent of average interest-earning assets.
(10) Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(11) Non-performing loans consist of nonaccrual and 90 days past due loans.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of First Washington Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

General

First Washington Bancorp, Inc. (the Company or FWWB), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank
(TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation
(FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 23 branch offices and four loan production offices located in Washington and Idaho. Effective April 1, 1999 FSBW completed the acquisition of Seaport Citizens Bank (SCB). SCB was merged with FSBW and its two branches in Lewiston, Idaho, together with FSBW's Clarkston, Washington, branch operate as a division of FSBW. Effective January 1, 1999, FWWB completed the acquisition of Whatcom State Bancorp whose wholly-owned subsidiary, Whatcom State Bank (WSB), was merged with FSBW and operates as Whatcom State Bank, a Division of First Savings Bank of Washington. WSB, which is based in Bellingham, operates five full service branches and a loan office in northwest Washington. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its six branch offices and two loan production offices located in northeast Oregon. TB is a Washington-chartered commercial bank whose deposits are insured by the FDIC under BIF. TB conducts business from seven full service branches in the Seattle, Washington, metropolitan area.

During May 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. The current fiscal period is for the transition period April 1, 1999 through December 31, 1999. For discussion and analysis purposes, the nine months ended December 31, 1999 are compared to the unaudited nine months ended December 31, 1998.

The operating results of FWWB depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of FWWB's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, FWWB's net interest income significantly increased for the nine months ended December 31, 1999, when compared to the same period for the prior year. This increase in net interest income was due in part to the substantial growth in average asset and liability balances from the acquisitions of WSB on January 1, 1999 and SCB on April 1, 1999, although significant asset and liability growth also occurred at FSBW, IEB and TB. The increase in net interest income also reflects expansion of the interest rate spread and net interest margin resulting from changes in the mix of assets and liabilities and changes in the levels of various market interest rates.
FWWB's
net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Recent Developments and Significant Events since March 31, 1999

Consolidation of Banking Operations:
-----------------------------------
On July 22, 1999 the Company announced its plans to combine its three separate banking subsidiaries into a single community banking franchise. The combination was designed to strengthen the Company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. The consolidation was intended to be done in stages. The first phase, which was expected to be completed by January 1, 2000, included the merger of TB and FSBW and the selection of a single name and charter to be used by TB, FSBW, WSB and SCB. Final integration of all data processing into a common system and the merger of Inland Empire Bank was scheduled for completion by December 31, 2000.

On December 23, 1999, the Company announced its decision to temporarily postpone the previously announced consolidation of its subsidiaries, TB and IEB, into FSBW in light of the new Gramm-Leach-Bliley financial modernization legislation. The recent legislation enacts Federal Home Loan Bank System reforms that impact community financial institutions. A community financial institution (CFI) is defined as a "member of the Federal Home Loan Bank System, the deposits of which are insured by the FDIC and that has average total assets (over the preceding 3 years) of less than $500 million." One provision of the reforms provides community financial institutions with the ability to obtain long-term FHLB advances to fund small business, small farm and small agribusiness loans. In addition, community financial institutions will be able to offer these loans as collateral for such borrowings. This provision, which represents a change in policy from the previous requirement that these funds be securitized primarily by residential mortgage loans, will be available only to community financial institutions. As independent subsidiaries, TB and IEB currently qualify as community financial institutions. Merging either of these two subsidiaries into FSBW could disqualify them and remove this favorable status. Based on the information available at this time, the Company believes that TB and IEB could derive significant benefits from this legislation. Rather than complete the proposed bank mergers as previously announced, the Company has chosen to allow adequate time for an in-depth review and interpretation of the regulations as they pertain to future plans. Consolidation of support operations continues on schedule and budget and First Washington expects to receive long-term benefits from the proposed efficiencies. Postponement of the mergers will have minimal impact on the operational changes. The previously announced name and charter changes scheduled for spring 2000 are expected to proceed for FSBW, including its WSB and SCB divisions.

Acquisition of Seaport Citizens Bank:
------------------------------------
On April 1, 1999, FWWB and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase in the current period and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $108,100 per quarter, beginning in the first quarter of the current period, or $433,000 per year. Founded in 1979, SCB is a commercial bank which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operates two full service branches in Lewiston, Idaho. SCB's results of operations are included in the Company's consolidated results of operations (or financial statements) for the nine months ended December 31, 1999.

Acquisition of  Whatcom State Bancorp, Inc.:
-------------------------------------------
On January 1, 1999 FWWB completed the acquisition of Whatcom State Bancorp, Inc. FWWB paid $12.1 million in common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom State Bancorp, Inc. into FWWB, WSB became a division of FSBW. The acquisition was accounted for as a purchase and resulted in the recording of approximately $6.0 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of approximately $105,200 per quarter or $421,000 per year. Founded in 1980, WSB is a community commercial bank which had, before recording of purchase accounting adjustments, approximately $99 million in total assets, $85 million in deposits, $79 million in loans, and $5.4 million in shareholders' equity at December 31, 1998. WSB operates five full service branches in the Bellingham, Washington, area Bellingham, Ferndale, Lynden, Blaine and Point Roberts. WSB's results of operations are included in the Company's consolidated results of operations (or financial statements) for the nine months ended December 31, 1999.

Year 2000 Compliance

The "Year 2000" (Y2K) issue is the result of older computer programs being written using two digits rather than four to define the applicable year. A computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities. All of FWWB's and its subsidiary Banks' operations have continued uninterrupted since January 1, 2000 and the Company has not experienced any computer system failures as a result of the year 2000 issue.

Based on an assessment of computer hardware, software and other equipment operated by FWWB and its subsidiary Banks, FWWB presently believes that all equipment and programs are Y2K compliant. A program for addressing the Y2K issue through awareness, assessment, renovation and testing was developed and implemented. The testing phase was completed on all internal operations and mission critical outside vendors. The results of the testing disclosed only insignificant items that needed to be resolved, all of which were corrected. The program also provided for awareness and assessment of customer Y2K issues. The Banks adopted business contingency plans for the computer systems and facilities that they determined were most critical. These plans conformed to guidance from the Federal Financial Institutions Examinations Council (FFIEC) on business contingency planning for Year 2000 readiness.

The three Bank subsidiaries budgeted approximately $988,000, including $638,000 to cover soft and hard costs such as upgrading ATMs, contacting and monitoring vendors, contacting customers, providing information regarding preparations and testing the systems identified as critical and non-critical, and $350,000 for unidentified contingencies. FWWB and its Bank subsidiaries have incurred and expensed approximately $577,000 of Y2K-related costs in the 21-month period ended December 31, 1999. Costs incurred and expensed in fiscal years ending prior to March 31, 1998 were not significant. The Company does not expect to expense additional costs with respect to Y2K issues.

FWWB and its subsidiary Banks contacted and monitored all significant suppliers to determine the extent to which they were vulnerable to those third parties' failures to remedy their own Y2K impact issues. Third party responses indicated satisfactory progress in addressing any needs for equipment or software renovation. The Banks contacted their large loan and deposit customers to build Y2K awareness and encourage early development of contingency plans and solutions in an effort to prevent potential business disruption due to Y2K processing failures. Loan and deposit customers were updated regularly about the Banks' preparations and information was provided to create a much greater awareness of the issue with some ideas about how to assess and prepare for their own Y2K vulnerability.

There could be no guarantee that the systems of other companies on which the Banks' systems rely would be fully functional, or timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Banks' systems would not have a material adverse effect on the Banks. However, the Banks tested for the Y2K preparedness of all internal functions and external functions provided by third parties whenever possible and have not and do not expect to experience any significant failures. In addition, contingency or alternate sources of support were identified for each critical function and many non-critical functions. In the event that the Banks' data processing providers' systems prove not to be Y2K compliant and FWWB is not able to switch to an alternative provider or an in-house system in a timely manner, resulting computer malfunctions could interrupt the operations of the Banks and have a significant adverse effect on FWWB's financial condition and results of operations. However, the century change date has occurred and no such malfunctions or interruptions have been experienced through the date of filing of this report.

Comparison of Financial Condition at December 31, 1999 and March 31, 1999

Total assets increased $188.2 million, or 11.5%, from $1.632 billion at March 31, 1999, to $1.820 billion at December 31, 1999. A large portion of the increase, $51.1 million, was from the acquisition of SCB, including $6.1 million of goodwill resulting from the use of purchase accounting. The remaining growth of $137.1 million was spread among all three subsidiary Banks and was funded primarily with deposit growth and advances from the FHLB. This growth represented a continuation of management's plans to further leverage FWWB's capital and reflects the solid economic conditions in the markets where FWWB operates. Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $205.0 million, or 18.6%, from $1.103 billion at March 31, 1999, to $1.308 billion at December 31, 1999. The increase in gross loans of $221.0 million from $1.191 billion at March 31, 1999, to $1.412 billion at December 31, 1999, consisted of $29.0 million of residential mortgages, $75.1 million of mortgages secured by commercial and multifamily real estate, $46.0 million of construction and land loans and $70.9 million of non-mortgage loans such as commercial, agricultural and consumer loans. These balances reflect the acquisition of SCB on April 1, 1999, which provided $27.4 million of gross loans consisting of $5.7 million of commercial and multifamily mortgages, $1.6 million of construction and land loans, $3.6 million of residential mortgages and $16.5 million of commercial and consumer loans. These balances also reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate and non-mortgage loans. The majority of the increase in loans was funded by a net increase of $185.6 million in deposits and FHLB advances. Asset growth was also funded by net income from operations. Deposits grew $127.2 million, or 13.4%, from $950.8 million at March 31, 1999, to $1.078 billion at December 31, 1999. The SCB acquisition provided $41.0 million of deposits. FHLB advances increased $58.2 million from $408.3 million at March 31, 1999, to $466.5 million at December 31, 1999. Other borrowings, primarily reverse repurchase agreements with securities dealers, increased $3.2 million, from $78.5 million at March 31, 1999, to $81.7 million at December 31, 1999. Securities available for sale and held to maturity decreased $2.1 million, or 0.6%, from $364.2 million at March 31, 1999, to $362.1 million at December 31, 1999. FHLB stock increased $1.4 million, as FWWB was required to purchase more stock as a result of its increased use of FHLB advances. Real estate held for sale increased $1.9 million.

Comparison of Results of Operations for the Nine Months Ended December 31, 1999 and December 31, 1998

General. Net income for the nine-month period ended December 31, 1999 was $12.9 million, or $1.19 per share (diluted), compared to net income of $11.4 million, or $1.04 per share (diluted), for the nine months ended December 31, 1998. Net income for the nine months ended December 31, 1999 increased $1.5 million from the comparable nine-month period ended December 31, 1998. FWWB's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses and amortization of goodwill. Compared to levels a year ago, total assets increased 23.9% to $1.820 billion at December 31, 1999, total loans rose 34.0% to $1.308 billion, deposits grew 33.2% to $1.078 billion and borrowings increased 14.6% to $548.2 million. Net interest margin improved, despite the adverse effects of prepayment of certain higher yielding seasoned loans in late 1998 and early 1999 and rising market rates throughout most of 1999, reflecting the acquisitions of WSB and SCB, continuing changes in the asset and liability mix and the lagging impact of rising rates on deposit costs.

Interest Income. Interest income for the nine-month period ended December 31, 1999 was $101.0 million compared to $81.8 million for the nine months ended December 31, 1998, an increase of $19.2 million, or 23.5%. The increase in interest income was a result of a $317.6 million, or 24.3%, growth in average balances of interest-earning assets, moderated by a 6 basis point decrease in the average yield on those assets. The yield on average assets declined to 8.25% for the nine months ended December 31, 1999 compared to 8.31% for the same period a year earlier. Average loans receivable for the nine months ended December 31, 1999 increased by $284.6 million, or 30.1%, when compared to the nine months ended December 31, 1998, reflecting the previously discussed acquisition and internal growth. Interest income on loans increased by $16.9 million, or 25.8%, compared to the prior year, reflecting the impact of the increase in average loan balances and despite a 30 basis point decrease in the average yield. The decline in average loan yield largely resulted from the significant decline in market interest rates, including a 75 basis point decline in the prime rate, in the third and fourth calendar quarters of 1998, and the subsequent prepayment and refinancing of many higher yielding loans in a lower interest rate environment. Loans yielded 8.85% for the nine months ended December 31, 1999 compared to 9.15% for the nine months ended December 31, 1998. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $33.0 million for the nine months ended December 31, 1999, causing the interest and dividend income from those investments to increase $2.4 million for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. The average yield on mortgage-backed securities increased from 6.00% for the nine months ended December 31, 1998, to 6.38% for the comparable period in 1999. Yields on mortgage-backed securities were particularly low in the 1998 period reflecting the adverse impact of accelerated prepayments on the amortization of purchase premiums on those securities as well as the impact of low market rates on the interest rates paid on the significant portion of those securities that have adjustable interest rates. In the nine-month period ended December 31, 1999 the accelerated prepayments diminished and market rates increased reversing both of those effects on mortgage-backed securities yields. The average yield on investment securities and short term cash investments increased from 6.03% for the nine months ended December 31, 1998 to 6.21% for the comparable nine months in 1999, also reflecting the rise in interest rates during 1999. Earnings on FHLB stock increased by $176,000, reflecting an increase of $4.4 million in the average balance of FHLB stock for the nine months ended December 31, 1999, which was partially offset by a 44 basis point decrease in the dividend yield on that stock.

Interest Expense. Interest expense for the nine months ended December 31, 1999 was $53.2 million compared to $44.3 million for the comparable period in 1998, an increase of $8.9 million, or 20.1%. The increase in interest expense was due to the $330.8 million growth in average interest-bearing liabilities which was offset somewhat by the average cost of all interest-bearing liabilities declining to 4.61% from 4.89%. The $268.5 million increase in average interest-bearing deposits for the nine months ended December 31, reflects the $125.4 million of deposits acquired in the acquisitions of WSB and SCB as well as solid deposit growth throughout the Company. Deposit interest expense increased $6.8 million for the nine months ended December 31, 1999. Average deposit balances increased from $761.2 million for the nine months ended December 31, 1998, to $1.030 billion for the nine months ended December 31, 1999, while, at the same time, the average rate paid on deposit balances decreased 25 basis points. The decline in the rate paid on deposits reflects the $10.8 million growth in non-interest bearing deposits, as well as generally lower rates paid on interest-bearing accounts resulting from declining market rates in the second half of 1998. While market rates subsequently rose throughout much of 1999, the lagging impact of changing market rates on deposit costs helped to keep the cost of deposits low when compared to the prior period. Average FHLB advances totaled $425.3 million during the nine months ended December 31, 1999, as compared to $348.8 million during the nine months ended December 31, 1998, resulting in a $2.9 million increase in related interest expense. The average rate paid on those advances decreased to 5.78% for the nine months ended December 31, 1999 from 5.96% for the nine months ended December 31, 1998. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $14.2 million from $91.9 million for the nine months ended December 31, 1998, to $77.7 million for the same period in 1999, and the related interest expense decreased $718,000 from $3.9 million to $3.2 million for the respective periods. The average rate paid on other borrowings was 5.50% in the December 1999 nine-month period compared to 5.69% for the same nine-month period in 1998.

Provision for Loan Losses. During the nine months ended December 31, 1999, the provision for loan losses was $1.9 million, compared to $2.2 million for the nine months ended December 31, 1998, a decrease of $325,000. The decrease in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the prior period reflected more significant changes in the portfolio mix and non-performing loans and a higher level of net charge-offs during that period than occurred in the most recent nine months. A comparison of the allowance for loan losses at December 31, 1999 and 1998 shows an increase of $2.8 million from $10.7 million at December 31, 1998 to $13.5 million at December 31, 1999. The allowance for loan losses increased by $1.2 million, to $13.5 million at December 31, 1999, compared to $12.3 million at March 31, 1999.
The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.02% and 1.09% at December 31, 1999 and December 31, 1998, respectively. The allowance for loan losses equaled 267% of non-performing loans at December 31, 1999 compared to 330% of non-performing loans at December 31, 1998.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to these allowances are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment by the Banks include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Other Operating Income. Other operating income increased $159,000 from $5.4 million for the nine-month period ended December 31, 1998, to $5.5 million for the nine months ended December 31, 1999. The increase included an $824,000 increase in other fees and service charges due in part to the addition of WSB and SCB operations. Fee and service charge income also increased at FSBW, TB and IEB, reflecting deposit growth and pricing adjustments. There also was an $895,000 decrease in net gains on loans sold in the nine-month period ended December 31, 1999, as compared to the same period in 1998. This decrease primarily reflected decreased sales of loans by FSBW and IEB and the adverse impact of rising interest rates on the profitability of loan sales when compared to the comparable period in the prior year. The volume of loan sales and related net gain on sale of loans decreased from $117.4 million and $2.1 million, respectively, for the nine months ended December 31, 1998, to $99.3 million and $1.0 million, respectively, for the nine months ended December 31,

1999. The $80,000 increase in miscellaneous other income reflects a gain on the sale of IEB real property sold in the second quarter of the nine months ended December 31, 1999.

Other Operating Expenses. Other operating expenses increased $8.1 million from $22.4 million for the nine-month period ended December 31, 1998, compared to $30.5 million for the nine months ended December 31, 1999. The increase in expenses was largely due to the inclusion of WSB and SCB's operating expenses in the nine months ended December 31, 1999 that were not present in the nine months ended December 31, 1998 and the additional expenses of two new branches opened in the nine months ended December 31, 1999. The increase in other operating expenses was partially offset by a $573,000 increase in capitalized loan origination costs resulting from an increased volume in loan originations. In addition to the acquisitions of WSB and SCB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as FWWB continues to expand. The higher operating expenses associated with FWWB's transition to more of a commercial bank profile caused FWWB's efficiency ratio, excluding the amortization of goodwill, to increase 4.55 percentage points, to 52.78% (57.22% including goodwill), for the nine-month period ended December 31, 1999, from 48.23% (52.21% including goodwill) for the comparable period ended December 31, 1998. Other operating expenses as a percentage of average assets were 2.35% (2.17% excluding the amortization of goodwill) for the nine months ended December 31, 1999, compared to 2.15% (1.98% excluding the amortization of goodwill) for the nine months ended December 31, 1998.

Income Taxes. Income tax expense was $8.1 million for the nine months ended December 31, 1999, compared to $6.9 million for the comparable period in 1998. The $1.2 million increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of goodwill acquired in purchasing IEB, TB, WSB and SCB and part of the expense recorded in the release of the Employee Stock Ownership Plan (ESOP) shares are not deductible for tax purposes. The Company's effective tax rates for the nine months ended December 31, 1999 and 1998, were 39% and 38%, respectively.

Comparison of Results of Operations for the Years Ended March 31, 1999 and March 31, 1998

General. Net income for the fiscal year ended March 31, 1999 was $15.4 million, or $1.40 per share (diluted), compared to net income of $13.1 million, or $1.25 per share (diluted), recorded in fiscal 1998. Net income for the fiscal year ended March 31, 1999 increased $2.3 million from the comparable period in fiscal 1998. FWWB's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses and amortization of goodwill. Compared to the prior year's levels, total assets increased 41.4% to $1.632 billion at March 31, 1999, total loans rose 45.7% to $1.103 billion, deposits grew 57.8% to $950.8 million and borrowings increased 25.0% to $486.7 million. The net interest margin improved, despite the adverse effects of a flattening yield curve and declining market rates and loan pricing spreads, reflecting the acquisitions of TB and WSB and continuing changes in the asset and liability mix.

Interest Income. Interest income for the year ended March 31, 1999 was $112.3 million compared to $85.1 million for the year ended March 31, 1998, an increase of $27.1 million, or 31.9%. The increase in interest income was a result of a $310.2 million, or 29.7%, growth in average balances of interest-earning assets combined with a 13 basis point increase in the average yield on those assets. The yield on average assets rose to 8.28% in the fiscal year ended March 31, 1999 compared to 8.15% in fiscal 1998. Average loans receivable for the fiscal year ended March 31, 1999 increased by $252.3 million, or 34.5%, when compared to fiscal 1998, reflecting the acquisitions of WSB on January 1, 1999 and TB on April 1, 1998. Interest income on loans increased by $24.9 million, or 38.5%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 26 basis point increase in the average yield, largely resulting from the addition of higher yielding loans held by TB and WSB, but also reflecting higher yields on the expanding balances of commercial and multifamily real estate, construction and land, and non-mortgage loans at FSBW. Loans yielded 9.12% for the fiscal year ended March 31, 1999 compared to 8.86% for fiscal 1998. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $57.9 million in the fiscal year ended March 31, 1999, causing the interest and dividend income from those investments to increase $2.2 million for the fiscal year ended March 31, 1999 compared to fiscal 1998 despite a 42 basis point decline in the average yield on those investments. The average yield on mortgage-backed securities decreased from 6.61% for the year ended March 31, 1998, to 5.96% in 1999, reflecting both paydowns in certain higher yielding securities and lower yields on most adjustable-rate securities as market rates declined. The average yield on investment securities and short term cash investments decreased from 6.13% for fiscal 1998 to 6.05% in 1999. Earnings on FHLB stock increased by $398,000, reflecting an increase of $5.4 million in the average balance of FHLB stock for the year ended March 31, 1999, offset by a 12 basis point decrease in the dividend yield on that stock.

Interest Expense. Interest expense for the year ended March 31, 1999 was $60.4 million compared to $46.7 million for the comparable period in 1998, an increase of $13.8 million, or 29.6%. The increase in interest expense was due to the $322.6 million growth in average interest-bearing liabilities which was offset somewhat by the average cost of all interest-bearing liabilities declining to 4.83% from 5.02%. The increase in average interest-bearing liabilities in the fiscal year ended March 31, 1999 was largely due to $218.4 million ($158.5 million average balance) of deposits acquired in the acquisitions of TB and WSB along with $9.0 million ($3.7 million average balance) of FHLB borrowings. Deposit interest expense increased $8.7 million for the year ended March 31, 1999. Average deposit balances increased from $573.5 million for the year ended March 31, 1998, to $799.4 million for the year ended March 31, 1999, while, at the same time, the average rate paid on deposit balances decreased 15 basis points. The decline in the rate paid on deposits primarily reflects the acquisition of TB and WSB's $42.1 million of non-interest-bearing deposits as well as generally lower rates paid on interest-bearing accounts resulting from declining market rates. Average FHLB advances totaled $363.3 million during the year ended March 31, 1999, as compared to $276.3 million during the year ended March 31, 1998, resulting in a $4.6 million increase in related interest expense. The average rate paid on those advances decreased to 5.90% for the fiscal year ended March 31, 1999 from 6.07% for fiscal 1998. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $9.8 million from $79.2 million for the year ended March 31, 1998, to $89.0 million for the same period in 1999, and the related interest expense increased $413,000 from $4.6 million to $5.0 million for the respective periods.

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 1999 increased by $1.2 million to $2.8 million compared to $1.6 million for fiscal 1998. This increase is reflective of the growth in loans receivable which, excluding loans acquired through business combination, increased by $165.7 million for the fiscal year ended March 31, 1999 compared to an increase of $111.0 million in the 1998 period. The increase also is reflective of changes in the portfolio mix which resulted in the need for a higher level of loss allowance as well as the impact of a greater amount of non-performing loans and net charge- offs for the year. Specifically, excluding loans acquired through acquisitions, changes in the loan mix included increases of $119.8 million in commercial and multifamily real estate loans, $59.3 million in construction and land loans, and $27.9 million in commercial and agricultural loans, while one- to four-family loans declined by $40.3 million and consumer loans declined by $1.0 million. Income producing real estate loans, construction and land loans, commercial and agricultural loans are generally riskier than one- to four-family residential loans resulting in a higher provision for losses. Adding to the need for the increased provision for loan losses for the year ended March 31, 1999 was an increase in the amount of non-performing loans which grew to $7.7 million compared to $1.4 million a year earlier. Further adding to the increase in the provision for loan losses was an increase in the level of net charge-offs which increased from $519,000 for the year ended March 31, 1998, to $1.1 million for the year ended March 31, 1999 (see Notes 7 and 8 to the Consolidated Financial Statements for further analysis of the loan portfolio mix and allowance for loan losses). The allowance for loan losses equaled 1.10% of gross loans and 160% of non-performing loans at March 31, 1999, compared to 1.03% and 553%, respectively, at March 31, 1998.

Other Operating Income. Other operating income increased $2.7 million from $4.7 million for the year ended March 31, 1998, to $7.5 million for the year ended March 31, 1999. The increase included a $1.1 million increase in other fees and service charges due largely to the addition of TB operations. Fee and service charge income also increased at FSBW and IEB, reflecting deposit growth, pricing adjustments, and the fourth quarter acquisition of WSB. There also was a $1.5 million increase in net gains on loans sold in the fiscal year ended March 31, 1999, as compared to the same period in 1998. This increase primarily reflects increased sales of loans by FSBW, with servicing retained, and by IEB which increased the volume of loans sold in the secondary market over the comparable period in the prior year. In addition, gains on loans sold for the fiscal year ended March 31, 1999 include $250,000 of gains on the sale of SBA guaranteed loans originated by TB. The volume of loan sales and related net gain on sale of loans increased from $81.6 million and $933,000, respectively, for the year ended March 31, 1998, to $127.5 million and $1.9 million, respectively, for the year ended March 31, 1999. Increased sales of loans at FSBW were designed to curtail the rate of growth in relatively low yielding fixed-rate residential mortgages during this period of low market rates and to reduce the Banks exposure to the risk of rising interest rates. The $96,000 increase in miscellaneous other income reflects a gain on the sale of IEB real property in the second quarter of the fiscal year ended March 31, 1999.

Other Operating Expenses. Other operating expenses increased $10.7 million from $21.0 million for the year ended March 31, 1998, to $31.7 million for the year ended March 31, 1999. The increase in expenses was largely due to the inclusion of $7.2 million of TB's operating expenses in the fiscal year ended March 31, 1999 were not present in fiscal 1998 and the additional expenses of five branches from WSB's acquisition in the last quarter of the fiscal year ended March 31, 1999. The increase in other operating expenses was partially offset by a $620,000 increase in capitalized loan origination costs resulting from an increased volume in loan originations. In addition to the acquisitions of TB and WSB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as FWWB continued to expand. Despite the higher operating expenses associated with FWWB's transition to more of a commercial bank profile, FWWB's efficiency ratio, excluding the amortization of goodwill, increased only 2.94 percentage points, to 49.50% (53.53% including goodwill), for the fiscal year ended March 31, 1999, from 46.56% (48.64% including goodwill) in fiscal 1998. Other operating expenses as a percentage of average assets were 2.21% (2.04% excluding the amortization of goodwill) for the year ended March 31, 1999, compared to 1.93% (1.85% excluding the amortization of goodwill) for the year ended March 31, 1998.

Income Taxes. Income tax expense was $9.3 million for the year ended March 31, 1999, compared to $7.4 million for the comparable period in 1998. The $1.8 million increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of goodwill acquired in purchasing IEB, TB and WSB and part of the expense recorded in the release of the Employee Stock Ownership Plan (ESOP) shares are not deductible for tax purposes. The Company's effective tax rates for the years ended March 31, 1999 and 1998, were 38% and 36%, respectively.

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

Changes in the economic and interest rate environment, competition in the marketplace and changes in asset and liability mix can cause the Company's average interest rate spread to increase or decrease. While strong competition and a generally unstable and often unfavorable interest rate environment (a relatively flat yield curve brought about largely by declining intermediate and long term interest rates in 1998 and significantly rising rates in 1999) have had negative effects on the Company's interest rate spread in recent periods, for the past two years the most significant impact on the Company's interest rate spread has come from changes in its asset and liability mix. On balance, those changes in mix have resulted in an expanding interest rate spread which has increased from 3.13% in the fiscal year ended March 31, 1998 to 3.45% in March 1999, and again to 3.64% for the nine- month period ended December 31, 1999. Contributing to this increased spread has been a decline in the relative portion of the Company's assets invested in securities which was 30.1% of average earning assets at March 31, 1998, 27.5% at March 31, 1999 and 24.2% for the nine months ended December 31, 1999. In addition to the relative decline in investment securities and commensurate increase in loans, the mix of the loan portfolio has changed to include more higher yielding loans. Changes in the portfolio mix are evident in the higher yields on mortgage loans which increased from 8.69% in the fiscal year ended March 31, 1998 to 8.95% in the fiscal year ended March 31, 1999. The decline in mortgage loan yields to 8.66% for the nine months ended December 31, 1999 reflects the significant decline of market rates in the second half of calendar year 1998. Changes in the portfolio mix are also reflected in the increased portion of non-mortgage loans which increased from 8.1% of earning assets at March 31, 1998 to 14.6% of earning assets at March 31, 1999, and to 17.7% for the nine months ended December 31, 1999. Also contributing to an improved interest rate spread has been a decline in the cost of deposits primarily brought about by the substantial increase in the amount of non-interest bearing checking and NOW account balances. Deposit costs declined from 4.41% in 1998 to 4.26% in 1999, and to 4.06% for the nine months ended December 31, 1999. The cost of total interest-bearing liabilities decreased from 5.02% for the fiscal year ended March 31, 1998, to 4.83% for the fiscal year ended March 31, 1999 and the cost of interest bearing liabilities declined further to 4.61% for the nine months ended December 31, 1999. The acquisitions of IEB, TB, WSB and SCB significantly contributed to the changes in loan and deposit portfolio mix. Improvement in the Company's net interest margin over this same period mostly reflects the same changes associated with the increased net interest rate spread. However, counterbalancing to a degree this increased spread is the somewhat adverse impact on net interest margin resulting from the increased use of leverage which can be seen in the declining ratio of average interest-earning assets to average interest-bearing liabilities. Nonetheless, net interest margin increased from 3.68% in the year ended March 31, 1998, to 3.83% in the year ended March 31, 1999, and to 3.91% for the nine months ended December 31, 1999. Management believes that in the future increased net interest income will come primarily from increased volumes, although continued changes in asset and liability mix and a slightly more favorable interest rate environment may also add to net interest income.

                             Table I: Analysis of Net Interest Spread (dollars in thousands)
                           Nine Months Ended              Year Ended                   Year Ended
                          December 31, 1999 (4)        March 31, 1999 (1)          March 31, 1998 (1)
                       --------------------------  --------------------------  -----------------------
                       Average Interest & Yield/   Average Interest & Yield/   Average Interest &  Yield/
                       Balance Dividends  Cost     Balance Dividends  Cost     Balance Dividends    Cost
                       ------- ---------- ----    ------- ----------  ----     ------- ----------   ----
Interest-earning
assets:
 Mortgage loans      $  943,498  $ 61,589  8.66%  $  784,534 $ 70,193 8.95%  $  645,576 $   56,111  8.69%
 Commercial/agri-
  cultural loans        230,067    16,230  9.36      153,706   15,047 9.79       57,516      5,587  9.71
 Consumer and
  other loans            57,600     4,288  9.88       44,568    4,375 9.82       27,412      2,997 10.93
                     ----------  --------  ----   ---------- -------- ----   ---------- ----------  ----
   Total loans (2)    1,231,165    82,107  8.85      982,808   89,615 9.12      730,505     64,695  8.86
 Mortgage-backed
  securities            241,760    11,630  6.38      218,648   13,025 5.96      189,572     12,522  6.61
 Securities and
  deposits              128,330     6,009  6.21      134,014    8,107 6.05      110,625      6,783  6.13
 FHLB stock              23,565     1,286  7.24       20,066    1,545 7.70       14,661      1,147  7.82
   Total investment  ----------  --------  ----   ---------- -------- ----   ---------- ----------  ----
    securities          393,655    18,925  6.38      372,728   22,671 6.08      314,858     20,452  6.50
                     ----------  --------  ----   ---------- -------- ----   ---------- ----------  ----
   Total interest-
    earning assets    1,624,820   101,032  8.25    1,355,536  112,292 8.28    1,045,362     85,147  8.15
Non-interest-earning             --------  ----              -------- ----              ----------  ----
 assets                  99,356                       80,038                     43,256
                     ----------                   ----------                 ----------
   Total assets      $1,724,176                   $1,435,574                 $1,088,618
                     ==========                   ==========                 ==========
Interest-bearing
 liabilities:
 Savings accounts    $   58,942     1,336  3.01   $   47,487    1,356 2.86   $   42,937      1,248  2.91
 Checking and NOW
  accounts(3)           191,705       896  0.62      154,108    1,110 0.72      103,426        899  0.87
 Money market
  accounts              149,269     4,152  3.69      109,379    4,154 3.80       76,048      3,073  4.04
 Certificates of
 deposit                629,856    25,091  5.29      488,377   27,399 5.61      351,042     20,069  5.72
                     ----------  --------  ----   ---------- -------- ----   ---------- ----------  ----
   Total deposits     1,029,772    31,475  4.06      799,351   34,019 4.26      573,453     25,289  4.41
 Other interest-
  bearing liabilities:
   FHLB advances        425,293    18,505  5.78      363,279   21,430 5.90      276,328     16,782  6.07
   Other borrowings      77,680     3,221  5.50       88,967    4,993 5.61       79,210      4,580  5.78
                     ----------  --------  ----   ---------- -------- ----   ---------- ----------  ----
   Total interest-
    bearing
    liabilities       1,532,745    53,201  4.61    1,251,597   60,442 4.83      928,991     46,651  5.02
Non-interest-bearing             --------  ----              -------- ----              ----------  ----
 liabilities             11,422                       10,682                      8,783
                     ----------                   ----------                 ----------
   Total liabilities  1,544,167                    1,262,279                    937,774
                     ----------                   ----------                 ----------
Stockholders equity     180,009                      173,295                    150,844
                     ----------                   ----------                 ----------
   Total liabilities
    and stockholders
    equity           $1,724,176                   $1,435,574                 $1,088,618
                     ==========                   ==========                 ==========
Net interest income/
 rate spread                     $ 47,831  3.64%             $ 51,850 3.45%             $   38,496  3.13%
                                 ========  ====              ======== ====              ==========  ====
Net interest margin                        3.91%                      3.83%                         3.68%
                                           ====                       ====                          ====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                             106.01%                    108.30%                       112.53%
                                         ======                     ======                        ======
(1)  Restated to be comparable to current year's presentation.
(2)  Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.  Amortized net deferred loan fees are included with interest and dividends on loans.
(3)  Average balances include non-interest-bearing deposits.
(3)  Yield/cost rates are annualized.

                                                        50


Table II, Rate/Volume Analysis, sets forth the effects of changing rates and volumes on net interest income of the Company.  Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Effects on interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) have been allocated between changes in rate and changes in volume.

Table II:  Rate/Volume Analysis
                                    Year Ended December 31, 1999          Year Ended March 31, 1999
                                    Compared to December 31, 1998         Compared to March 31, 1998
                                     Increase (Decrease) Due to         Increase (Decrease) Due to (1)
                                   -------------------------------      -------------------------------
                                                           (dollars in thousands)
                                      Rate     Volume      Net               Rate     Volume      Net
                                      ----     ------      ---               ----     ------      ---

Interest-earning assets:
 Mortgage loans                     $ (1,889)  $ 11,985  $ 10,096          $  1,718  $ 12,364  $ 14,082
 Commercial/agricultural loans          (559)     6,263     5,704                46     9,414     9,460
 Consumer and other loans                 44      1,009     1,053              (331)    1,709     1,378
                                    --------   --------  --------          --------  --------  --------
  Total loans(1)                      (2,404)    19,257    16,853             1,433    23,487    24,920
 Mortgage-backed securities              646      1,282     1,928            (1,305)    1,808       503
 Securities and deposits                 178         75       253               (90)    1,414     1,324
 FHLB stock                              (67)       243       176               (18)      416       398
                                    --------   --------  --------          --------  --------  --------
Total net change in interest income
 on interest-earning assets           (1,647)    20,857    19,210                20    27,125    27,145
                                    --------   --------  --------          --------  --------  --------
Interest-bearing liabilities:
 Deposits                             (1,505)     8,287     6,782              (890)    9,620     8,730
 FHLB advances                          (486)     3,340     2,854              (483)    5,131     4,648
 Other borrowings                       (358)      (360)     (718)             (385)      798       413
                                    --------   --------  --------          --------  --------  --------
Total net change in interest expense
 on interest-bearing liabilities      (2,349)    11,267     8,918            (1,758)   15,549    13,791
                                    --------   --------  --------          --------  --------  --------
Net change in net interest income   $    702   $  9,590  $ 10,292          $  1,778  $ 11,576  $ 13,354
                                    ========   ========  ========          ========  ========  ========

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

Tables III and III (a), Interest Rate Risk Indicators, set forth as of December 31, 1999 and March 31, 1999, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table III: Interest Rate Risk Indicators
                                          As of December 31, 1999
                                            Estimated Change in
                                -----------------------------------------
     Change (in Basis Points)   Net Interest Income
      in Interest Rates (1)        Next 12 Months      Net Market Value
     ------------------------   -------------------  --------------------
                                         (dollars in thousands)

              +400              $ (2,795)   (4.4%)   $ (82,602)   (44.8%)
              +300                (1,816)   (2.8%)     (65,753)   (35.7%)
              +200                  (922)   (1.4%)     (45,856)   (24.9%)
              +100                  (320)   (0.5%)     (23,055)   (12.5%)
                 0                     0       0             0        0
              -100                  (493)   (0.8%)      22,190     12.0%
              -200                (2,203)   (3.5%)      20,208     11.0%
              -300                (4,794)   (7.5%)       8,663      4.7%
              -400                (8,308)  (13.0%)     (10,992)    (6.0%)

Table III (a): Interest Rate Risk Indicators

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

--------------
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

Another although less reliable monitoring tool for assessing interest rate risk is "gap analysis." The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive" and by monitoring an institution's interest sensitivity "gap." An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities. A gap is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

Tables IV and IV (a), Interest Sensitivity Gap, present the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1999 and March 31, 1999. The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 1999, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $183.1 million, representing a one-year gap to total assets ratio of (10.06%).

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps for the Company as of December 31, 1999 and March 31, 1999 are within policy guidelines. Management considers that the Company's current level of interest rate risk is reasonable.


Table IV:  Interest Sensitivity Gap
 as of December 31, 1999

                                                                 > 3       > 5
                                           > 6                   Years     Years
                                           Months     > 1 Year   < 5       < 10       > 10
                               < 6 Months  < 1 Year   < 3 Years  Years     Years      Years       Total
                               ----------  --------    --------  -----     -----      -----       -----
                                                              (dollars in thousands)
Interest-earning assets:(1)
  Construction loans             $114,922  $  35,643   $  1,555  $    845  $     -- $     --   $  152,965
  Fixed-rate mortgage loans        41,335     33,540    131,896   112,044   168,146   123,336     610,297
  Adjustable-rate mortgage
   loans                          113,209     56,289     42,017    40,167        --        --     251,682
  Fixed-rate mortgage-backed
   securities                      11,371     11,010     59,314    35,089    22,622     5,169     144,575
  Adjustable-rate mortgage-
   backed securities               97,185      2,084         --        --        --        --      99,269
  Fixed-rate commercial/
   agricultural loans              13,009      6,067     14,781    23,397    10,355     3,454      71,063
  Adjustable-rate commercial/
   agricultural loans             179,967         --         --        --        --        --     179,967
  Consumer and other loans         17,880      3,564     13,881    11,811     1,037    11,376      59,549
  Investment securities and
   interest-earning deposits       20,794      4,385     22,485    37,896    17,269    53,540     156,369
                                 --------  ---------   --------  --------  --------  --------  ----------
    Total rate sensitive assets   609,672    152,582    285,929   261,249   219,429   196,875   1,725,736
                                 --------  ---------   --------  --------  --------  --------  ----------
Interest-bearing liabilities:(2)
  Regular savings and NOW
   accounts                        20,492     20,493     47,817    47,817        --        --     136,619
  Money market deposit accounts    72,516     43,510     29,006        --        --        --     145,032
  Certificates of deposit         313,118    207,127    130,052    23,080     8,856        21     682,254
  FHLB advances                   128,505     59,000    102,280   145,290    22,500     8,949     466,524
  Other borrowings                 73,198         --         --        --        --        --      73,198
  Retail repurchase agreements      6,938        419         --     1,101        --        --       8,458
                                 --------  ---------   --------  --------  --------  --------  ----------
    Total rate sensitive
     liabilities                  614,767    330,549    309,155   217,288    31,356     8,970   1,512,085
                                 --------  ---------   --------  --------  --------  --------  ----------
Excess (deficiency) of
 interest-sensitive assets
 over interest-sensitive
 liabilities                     $ (5,095) $(177,967)  $(23,226) $ 43,961  $188,073  $187,905  $  213,651
                                 ========  =========   ========  ========  ========  ========  ==========
Cumulative excess (deficiency)
 of interest-sensitive assets    $ (5,095) $(183,062) $(206,288) $(162,327)$ 25,746  $213,651  $  213,651
                                 ========  =========   ========  ========  ========  ========  ==========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities                99.17%     80.63%     83.56%    88.97%   101.71%  114.13%     114.13%
                                 ========  =========   ========  ========  ========  ========  ==========
Interest sensitivity gap to
 total assets                      (0.28%)    (9.78%)    (1.28%)     2.42%    10.33%    10.32%     11.74%
                                 ========  =========   ========  ========  ========  ========  ==========
Ratio of cumulative gap to
 total assets                      (0.28%)   (10.06%)   (11.33%)    (8.92%)    1.41%    11.74%     11.74%
                                 ========  =========   ========  ========  ========  ========  ==========
                                              (footnotes follow tables)

                                                        55


Table IV:(d)  Interest Sensitivity Gap
 as of March 31, 1999

                                                                 > 3       > 5
                                           > 6                   Years     Years
                                           Months     > 1 Year   < 5       < 10       > 10
                               < 6 Months  < 1 Year   < 3 Years  Years     Years      Years       Total
                               ----------  --------    --------  -----     -----      -----       -----
                                                               (dollars in thousands)
Interest-earning assets:(1)
  Construction loans             $ 98,302  $  33,841   $    813  $    588  $     -- $     --  $  133,544
  Fixed-rate mortgage loans        45,106     41,823    144,842   113,687   130,154   61,775     537,387
  Adjustable-rate mortgage loans  103,894     50,506     27,494    25,518        --       --     207,412
  Fixed-rate mortgage-backed
   securities                      13,554     14,674     62,831    24,087    10,968    1,182     127,296
  Adjustable-rate mortgage-
   backed securities              108,001      6,880         --        --        --       --     114,881
  Fixed-rate commercial/
   agricultural loans               9,431      7,484     12,599    15,482    11,528      701      57,225
  Adjustable-rate commercial/
   agricultural loans             139,292         --         --        --        --       --     139,292
  Consumer and other loans         12,400      3,485     10,330     6,140     1,468   10,235      44,058
  Investment securities and
   interest-earning deposits       60,360      8,250     23,062    26,410    15,295   30,166     163,543
                                 --------  ---------   --------  --------  -------- --------  ----------
    Total rate sensitive assets   590,340    166,943    281,971   211,912   169,413  104,059   1,524,638
                                 --------  ---------   --------  --------  -------- --------  ----------
Interest-bearing liabilities:(2)
  Regular savings and NOW
   accounts                        22,620     22,620     52,780   52,780         --       --     150,800
  Money market deposit accounts    66,039     39,623     26,415       --         --       --     132,077
  Certificates of deposit         272,316    134,609    130,451   33,105      9,527       21     580,029
  FHLB advances                   105,000     34,414    109,499  102,990     55,500      849     408,252
  Other borrowings                 47,690         --     25,000       --         --       --      72,690
  Retail repurchase agreements      2,993        237      1,455     1,092        --       --       5,777
                                 --------  ---------   --------  --------  -------- --------  ----------
     Total rate sensitive
      liabilities                 516,658    231,503    345,600   189,967    65,027      870   1,349,625
                                 --------  ---------   --------  --------  -------- --------  ----------
Excess (deficiency) of
 interest-sensitive assets
 over interest-sensitive
 liabilities                     $ 73,683  $ (64,560)  $(63,629) $ 21,945  $104,386 $103,189  $  175,013
                                 ========  =========   ========  ========  ======== ========  ==========
Cumulative excess
 (deficiency) of
 interest-sensitive assets       $ 73,683  $   9,122   $(54,507) $(32,562) $ 71,824 $175,013  $  175,013
                                 ========  =========   ========  ========  ======== ========  ==========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities               114.26%    101.22%     95.02%    97.46%   105.33%  112.97%     112.97%
                                 ========  =========   ========  ========  ======== ========  ==========
Interest sensitivity gap to
 total assets                        4.52%     (3.96%)    (3.90%)    1.34%     6.40%    6.32%      10.72%
                                 ========  =========   ========  ========  ======== ========  ==========
Ratio of cumulative gap to
 total assets                        4.52%      0.56%     (3.34%)   (2.00%)    4.40%   10.72%      10.72%
                                 ========  =========   ========  ========  ======== ========  ==========
                                            (footnotes follow tables)
                                                        56

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

(2) Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(307.7) million, or (16.91%) of total assets at December 31, 1999 and $(122.9) million, or (7.53%) at March 31, 1999. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the nine months ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, the Company closed or purchased loans in the amounts of $772.8 million, $803.1 million and $562.4 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, other borrowings, and deposit growth. For the nine months ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, principal repayments on loans totaled $486.9 million, $522.0 million and $375.9 million, respectively. During the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998, the Company sold $99.3 million, $127.5 million and $81.6 million, respectively, of loans. FHLB advances increased $58.3 million, $101.7 million and $66.0 million, respectively, for the nine-month period ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998. Other borrowings increased $3.2 million for the nine months ended December 31, 1999 and decreased $13.3 million, and increased $29.5 million for the fiscal years ended March 31, 1999 and 1998, respectively. Net deposit growth was $86.7 million (excluding $40.6 million of deposits acquired with SCB) for the nine months ended December 31, 1999, $130.0 million (excluding $218.4 million of deposits acquired with TB and WSB), and $46.6 million, for the fiscal years ended March 31, 1999 and 1998, respectively.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended December 31, 1999 and fiscal years ended March 31, 1999 and 1998, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At December 31, 1999, the Banks had outstanding loan commitments totaling $166.9 million and undisbursed loans in process totaling $84.9 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs. FSBW maintains a credit facility with the FHLB-Seattle, which provides for advances which in aggregate may equal up to 45% of FSBW's assets, which as of December 31, 1999 could give a total credit line of $586.0 million. Advances under this credit facility totaled $456.0 million, or 35.0% of FSBW's assets at December 31, 1999. IEB and TB also maintain credit lines with various institutions, including the FHLB-Seattle, that would allow them to borrow up to $23.8 million.

At December 31, 1999, savings certificates amounted to $682.2 million, or 63.3%, of the Banks' total deposits, including $518.6 million, which were scheduled to mature by December 31, 2000. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. Each of the Banks, as state-chartered, federally insured institutions, is subject to the capital requirements established by the FDIC.

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

At December 31, 1999 the Company and its banking subsidiaries, FSBW, IEB and TB, exceeded all current regulatory capital requirements.

The most recent notifications from the FDIC as of December 31, 1999, individually categorized the Banks as "well capitalized" under the regulatory framework for prompt corrective action.

Table V, Regulatory Capital Ratios, shows the regulatory capital ratios of the Company, FSBW, IEB and TB and minimum regulatory requirements for the Banks to be categorized as "well-capitalized."

Table V:  Regulatory Capital Ratios
                                                                  "Well-
                                                               capitalized"
                              The                                 Minimum
  Capital Ratios            Company    FSBW      IEB       TB      Ratio
  --------------            -------    ----      ---       --      -----
Total capital to risk-
 weighted assets            12.79%    13.27%    13.16%    9.86%    10.00%
Tier 1 capital to risk-
 weighted assets            11.71     12.17     12.13     8.78      6.00
Tier 1 leverage capital
 to average assets           8.39      7.74      9.96     8.91      5.00

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

Recent Accounting Standard Not Yet Adopted

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FWWB will implement this statement on January 1, 2001. The impact of the adoption of the provisions of this statement on the results of operations or financial condition of FWWB has not yet been determined.

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

See pages 52-57 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 63.

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

                                   Part IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

{a} {1}     Financial Statements

            See Index to Consolidated Financial Statements on page 63.

    {2}     Financial Statement Schedules

            All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.


{b}         Reports on 8-K:

            Reports on Form 8-K filed during the quarter ended December 31, 1999 are as follows:

                 Date Filed                        Purpose
                 ----------                        -------

                   None


{c}         Exhibits

            See Index of Exhibits on page 108.

Signatures of Registrant

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.


                                       FIRST  WASHINGTON BANCORP, INC.


                                       /s/ Gary Sirmon
                                       -------------------------------------
                                       Gary Sirmon
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2000.

/s/ Gary  Sirmon                       /s/ D. Allan Roth

Gary  Sirmon                           D. Allan Roth
-----------------------------          -------------------------------------
President and Chief Executive          Executive Vice President and Chief
Officer; Director                      Financial Officer
(Principal Executive Officer)          (Principal Financial and Accounting
                                       Officer)


/s/ Marvin Sundquist                   /s/ Robert D. Adams
-----------------------------          -------------------------------------
Marvin Sundquist                       Robert D. Adams
Chairman of the Board                  Director


/s/ David Casper                       /s/Jesse G. Foster
-----------------------------          -------------------------------------
David Casper                           Jesse G. Foster
Director                               Director

/s/ S. Rick Meikle                     /s/ Dean W. Mitchell
-----------------------------          -------------------------------------
S. Rick Meikle                         Dean W. Mitchell
Director                               Director


/s/ Brent A. Orrico                    /s/ Wilber Pribilsky
-----------------------------          -------------------------------------
Brent A. Orrico                        Wilber Pribilsky
Director                               Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                          (Item 8 and Item 14 (a) (1))



Report of Management....................................................  64
Report of Audit Committee...............................................  64
Independent Auditors' Report............................................  65
Consolidated Statements of Financial Condition as of December 31, 1999
 and 1998...............................................................  66
Consolidated Statements of Income for the Nine Months Ended December 31,
 1999 and 1998, and the Years Ended March 31, 1999 and 1998.............  67
Consolidated Statements of Comprehensive Income for the Nine Months
 Ended December 31, 1999 and 1998, and the Years ended March 31, 1999 and 1998...............................................................  68
Consolidated Statements of Changes in Stockholders' Equity for the
 Nine Months Ended December 31, 1999 and 1998, and the Years Ended
 March 31, 1999 and 1998................................................  69
Consolidated Statements of Cash Flows for the Nine Months Ended December
 31, 1999 and 1998, and the Years Ended March 31, 1999 and 1998.........  71
Notes to the Consolidated Financial Statements..........................  73

March 5, 2000

Report of Management:

To the Stockholders:

The management of First Washington Bancorp, Inc. (the Company) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management. In the opinion of management, the financial statements and other information herein present fairly the financial condition and operations of the Company at the dates indicated in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff which reports to the Audit Committee of the Board of Directors. Internal auditors monitor the operation of the internal control system and report findings to management and the Audit Committee. When appropriate, corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit Committee provides oversight to the financial reporting process. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Gary Sirmon, Chief Executive Officer    D. Allan Roth, Chief Financial Officer

/s/ Gary Sirmon                         /s/ D. Allan Roth


March 5, 2000


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

/s/ Robert D. Adams

Robert D. Adams
Audit Committee Chairman

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
First Washington Bancorp, Inc. and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of First Washington Bancorp, Inc. and subsidiaries (the Company) as of December 31, 1999 and March 31, 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the nine-month period ended December 31, 1999 and for each of the two years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of First Washington Bancorp, Inc. and subsidiaries as of December 31, 1999 and March 31, 1999, and the results of their operations and their cash flows for the nine-month period ended December 31, 1999 and for each of the two years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

/s/Deloitte and Touche LLP

DELOITTE & TOUCHE LLP
March 5, 2000
Seattle, Washington

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (in thousands, except shares)
                     December 31, 1999 and March 31, 1999


                                         December 31, 1999    March 31, 1999
                                         -----------------    --------------
ASSETS
Cash and due from banks                     $       44,769    $       72,503
Securities available for sale,
 cost $356,617 and $358,540                        348,347           362,021
Securities held to maturity, fair
 value $13,716 and $2,235                           13,770             2,155
Federal Home Loan Bank stock                        24,543            23,137
Loans receivable:
   Held for sale, fair value $9,519 and
    $11,256                                          9,519            11,256
   Held for portfolio                            1,312,186         1,103,674
   Allowance for loan losses                       (13,541)          (12,261)
                                            --------------    --------------
                                                 1,308,164         1,102,669

Accrued interest receivable                         10,732             9,898
Real estate held for sale, net                       3,293             1,439
Property and equipment, net                         16,637            15,960
Costs in excess of net assets acquired
 (goodwill), net                                    37,733            34,182
Deferred income tax asset, net                       5,338               758
Other assets                                         6,784             7,178
                                            --------------    --------------
                                            $    1,820,110    $    1,631,900
                                            ==============    ==============
LIABILITIES
Deposits:
   Non-interest-bearing                     $      114,252    $       97,062
   Interest-bearing                                963,900           853,786
                                            --------------    --------------
                                                 1,078,152           950,848

Advances from Federal Home Loan Bank               466,524           408,252
Other borrowings                                    81,655            78,467
Accrued expenses and other liabilities              10,524             7,928
Deferred compensation                                1,944             1,691
Income taxes payable                                 2,138             1,106
                                            --------------    --------------
                                                 1,640,937         1,448,292
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                    --                --
Common stock - $0.01 par value, 27,500,000
 shares authorized, 12,001,562 shares issued:
  11,215,756 shares and 11,647,615 shares
  outstanding at December 31, 1999 and
  March 31, 1999, respectively                     123,204           130,770
Retained earnings                                   69,170            59,958
Accumulated other comprehensive income:
   Unrealized gain (loss) on securities
    available for sale                              (5,331)            2,296
Unearned shares of common stock issued to
 Employee Stock Ownership Plan (ESOP) trust:
   677,846 and 745,918 restricted shares
   outstanding at December 31, 1999 and
   March 31,1999, respectively, at cost             (6,162)           (6,781)
Carrying value of shares held in trust
 for stock related compensation plans               (4,041)           (4,785)
Liability for common stock issued to
 deferred, stock related, compensation plan          2,333             2,150
                                            --------------    --------------
                                                    (1,708)           (2,635)
                                            --------------    --------------
                                                   179,173           183,608
                                            --------------    --------------
                                            $    1,820,110    $    1,631,900
                                            ==============    ==============

                See notes to consolidated financial statements

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except for per share data)
              For the Nine Months Ended December 31, 1999 and 1998
                  and the Years Ended March 31, 1999 and 1998

                                      December 31               March 31
                                ---------------------     -------------------
                                    1999         1998        1999        1998
                                    ----         ----        ----        ----
INTEREST INCOME:                          (Unaudited)
  Loans receivable            $  82,107      $ 65,254   $  89,615    $ 64,695
  Mortgage-backed securities     11,630         9,702      13,025      12,522
  Securities and cash
   equivalents                    7,295         6,866       9,652       7,930
                              ---------      --------   ---------    --------
                                101,032        81,822     112,292      85,147
                              ---------      --------   ---------    --------
INTEREST EXPENSE:
  Deposits                       31,475        24,693      34,019      25,289
  Federal Home Loan Bank
   advances                      18,505        15,651      21,430      16,782
  Other borrowings                3,221         3,939       4,993       4,580
                              ---------      --------   ---------    --------
                                 53,201        44,283      60,442      46,651
                              ---------      --------   ---------    --------
  Net interest income before
   provision for loan losses     47,831        37,539      51,850      38,496
PROVISION FOR LOAN LOSSES         1,885         2,210       2,841       1,628
                              ---------      --------   ---------    --------
  Net interest income            45,946        35,329      49,009      36,868

OTHER OPERATING INCOME:
  Loan servicing fees               741           586         798         815
  Other fees and service
   charges                        3,367         2,543       3,574       2,436
  Gain on sale of loans           1,157         2,052       2,884       1,377
  Gain on sale of securities          2             7          11           2
  Miscellaneous                     248           168         186          90
                              ---------      --------   ---------    --------
  Total other operating
   income                         5,515         5,356       7,453       4,720

OTHER OPERATING EXPENSES:
  Salary and employee
   benefits                      17,503        13,026      18,644      13,117
  Less capitalized loan
   origination costs             (2,572)       (1,999)     (2,689)     (2,069)
  Occupancy and equipment         4,660         3,425       4,816       2,983
  Information/computer data
   services                       1,751         1,130       1,603       1,169
  Advertising                       514           416         590         450
  Deposit insurance                 257           258         338         280
  Amortization of goodwill        2,364         1,706       2,389         899
  Miscellaneous                   6,045         4,432       6,054       4,191
                              ---------      --------   ---------    --------
  Total other operating
   expenses                      30,522        22,394      31,745      21,020
                              ---------      --------   ---------    --------
  Income before provision
   for income taxes              20,939        18,291      24,717      20,568

PROVISION FOR INCOME TAXES        8,070         6,880       9,277       7,446
                              ---------      --------   ---------    --------
NET INCOME                    $  12,869      $ 11,411   $  15,440    $ 13,122
                              =========      ========   =========    ========
Earnings per common share:
 see Notes 2 and 24
  Basic                       $    1.23      $   1.09   $    1.46    $   1.30
  Diluted                     $    1.19      $   1.04   $    1.40    $   1.25
Cumulative dividends
 declared per common share    $    0.36      $   0.26   $    0.38    $   0.27

                 See notes to consolidated financial statements

                 FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (in thousands)
               For the Nine Months Ended December 31, 1999 and 1998
                   and the Years Ended March 31, 1999 and 1998

                                      December 31               March 31
                                ---------------------     -------------------
                                   1999          1998        1999        1998
                                   ----          ----        ----        ----
                                              (Unaudited)
NET INCOME                    $  12,869      $ 11,411   $  15,440    $ 13,122

OTHER COMPREHENSIVE INCOME
 (LOSS), NET OF INCOME TAXES:
  Unrealized holding gain
   (loss) during the period,
   net of deferred income
   tax (benefit) of $(4,123),
   $(126), $(194) and $1,588     (7,626)         (236)       (377)      3,082
  Less adjustment for gains
   included in net income,
   net of income tax of $1,
   $4, $4 and $1                     (1)           (4)         (7)         (1)
                              ---------      --------   ---------    --------
  Other comprehensive income
   (loss)                        (7,627)         (240)       (384)      3,081
                              ---------      --------   ---------    --------
COMPREHENSIVE INCOME          $   5,242      $ 11,171   $  15,056    $ 16,203
                              =========      ========   =========    ========


                 See notes to consolidated financial statements

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Nine Months Ended December 31, 1999 and 1998
          and the Years Ended March 31, 1999 and 1998 (in thousands)

                                      December 31               March 31
                                ---------------------     -------------------
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----
COMMON STOCK:                                 (Unaudited)
  Balance, beginning of year    $ 130,770   $ 108,994   $ 108,994  $ 107,953
  Issuance of stock in
   connection with
   acquisitions                        --       1,260      12,776         --
  Assumption of options in
   connection with acquisitions        --       2,018       2,546         --
  Excess (deficiency) of
   proceeds over basis of stock
   reissued for exercised stock
   options                             80        (285)       (265)       (29)
  Record 10% stock dividend:
   see Note 2                          --      24,371      24,371         --
  Repurchase and retirement of
   stock subsequent to reincor-
   poration                        (8,572)     (4,012)     (7,955)        --
  Retirement of treasury stock
   resulting from reincorporation
   in State of Washington: see
   Note 1                              --     (11,116)    (11,116)        --
  Net issuance of stock through
   employees' stock plans,
   including tax benefit              926         819       1,419      1,070
                                ---------   ---------   ---------  ---------
  Balance, end of year            123,204     122,049     130,770    108,994

RETAINED EARNINGS:
  Balance, beginning of year       59,958      72,962      72,962     62,572
  Net income                       12,869      11,411      15,440     13,122
  Record 10% stock dividend            --     (24,371)    (24,371)        --
  Cash dividends                   (3,657)     (2,729)     (4,073)    (2,732)
                                ---------   ---------   ---------   ---------
  Balance, end of year             69,170      57,273      59,958     72,962

ACCUMULATED OTHER COMPREHENSIVE
 INCOME:
  Balance, beginning of year        2,296       2,680       2,680       (401)
  Other comprehensive income
   (loss), net of related
   income taxes                    (7,627)       (240)       (384)     3,081
                                ---------   ---------   ---------  ---------
  Balance, end of year             (5,331)      2,440       2,296      2,680

TREASURY STOCK:
  Balance, beginning of year           --     (20,979)    (20,979)    (6,954)
  Issuance of stock in
   connection with acquisitions                17,206      17,206         --
  Purchases of treasury stock,
   prior to reincorporation                    (7,340)     (7,340)   (13,993)
  Purchases of treasury stock
   for exercised stock options                   (409)       (409)       (74)
  Issuance of treasury stock for
   MRP and/or exercised stock
   options                                        409         409         74
  Repurchase of forfeited shares
   from MRP                                        (3)         (3)       (32)
  Retirement of treasury shares
   resulting from reincorporation
   in State of Washington: see
   Note 1                                      11,116      11,116         --
                                ---------   ---------   ---------   ---------
  Balance, end of year                 --          --          --     (20,979)

UNEARNED, RESTRICTED ESOP
 SHARES AT COST:
  Balance, beginning of year       (6,781)     (7,163)     (7,163)     (7,751)
  Release of earned ESOP shares       619         382         382         588
                                ---------   ---------   ---------   ---------
  Balance, end of year             (6,162)     (6,781)     (6,781)     (7,163)

                             continued on next page

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Nine Months Ended December 31, 1999 and 1998
          and the Years Ended March 31, 1999 and 1998 (in thousands)
                          (Continued from prior page)

                                      December 31               March 31
                                ---------------------     -------------------
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----
                                                (Unaudited)
CARRYING VALUE OF SHARES HELD
 IN TRUST FOR STOCK RELATED
 COMPENSATION PLANS:
  Balance, beginning of year    $  (2,635)  $  (6,310)  $  (6,310) $  (6,783)
  Cumulative effect of change
   in accounting for Rabbi
   Trust: see Note 1                   --       1,354       1,095         --
  Stock issued to fund Rabbi
   Trust plans                         --          --        (601)        --
  Net change in number and/or
   valuation of shares held
   in trust                             5         (35)      1,987       (740)
  Issuance of treasury stock
   for MRP                            (52)         --          --         --
  Amortization of compensation
   related to MRP                     974         893       1,194      1,213
                                ---------   ---------   ---------   --------
  Balance, end of year             (1,708)     (4,098)     (2,635)    (6,310)
                                ---------   ---------   ---------   --------
TOTAL STOCKHOLDERS' EQUITY      $ 179,173   $ 170,883   $ 183,608   $150,184
                                =========   =========   =========   ========

COMMON STOCK, SHARES ISSUED .*
  Number of shares, beginning
   of year                         12,002      12,002      12,002     12,002
                                ---------   ---------   ---------   --------
  Number of shares, end of year    12,002      12,002      12,002     12,002
                                ---------   ---------   ---------   --------
LESS TREASURY STOCK RETIRED/
 REPURCHASED:* see Note 1
  Number of shares, beginning
   of year                           (354)     (1,054)     (1,054)      (431)
  Repurchase stock                   (443)       (505)       (675)      (621)
  Repurchase stock for
   exercised stock options             --         (18)        (18)        (3)
  Issuance of stock to deferred
   compensation plan and/or
   exercised stock options             12          24          34          3
  Stock issued in acquisitions         --         853       1,361         --
  Repurchase of stock forfeited
   from MRP                            (1)         --          (2)        (2)
  Shares of stock retired/      ---------   ---------   ---------   --------
   repurchased, end of year          (786)       (700)       (354)    (1,054)
                                ---------   ---------   ---------   --------
SHARES OUTSTANDING, END OF YEAR    11,216      11,302      11,648     10,948
                                =========   =========   =========   ========

UNEARNED, RESTRICTED ESOP SHARES:*
  Number of shares, beginning
   of year                           (746)       (788)       (788)      (853)
  Release of earned shares             68          42          42         65
                                ---------   ---------   ---------   --------
  Number of shares, end of year      (678)       (746)       (746)      (788)
                                =========   =========   =========   ========

* Adjusted for stock dividend: see Note 2.

               See notes to consolidated financial statements

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) For the Nine Months Ended December 31, 1999 and 1998
                 and the Years Ended March 31, 1999 and 1998

                                      December 31               March 31
                                ---------------------     -------------------
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----
OPERATING ACTIVITIES:                          (Unaudited)
  Net income                    $  12,869   $  11,411   $  15,440  $   13,122
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Deferred taxes                     (302)       (143)       (144)        374
  Depreciation                      1,764       1,296       1,901       1,135
  Loss (gain) on sale of
   securities                          (2)         (7)        (11)         (2)
  Net amortization of premiums
   and discounts on investments       325         687       1,017         287
  Amortization of costs in
   excess of net assets acquired    2,364       1,707       2,389         899
  Amortization of MRP
   compensation liability             974         893       1,194       1,213
  Loss (gain) on disposal of
   equipment                           (7)        (95)        (95)         (7)
  Loss (gain) on sale of loans     (1,029)     (2,052)     (1,903)       (933)
   Net change in deferred loan
    fees, premiums and discounts    1,934          49          46         523
  Loss (gain) on disposal of real
   estate held for sale               (61)         24          35          30
  Amortization of mortgage
   servicing rights                   215         196         277         100
  Capitalization of mortgage
   servicing rights from sale of
   mortgages with servicing
   retained                          (128)       (739)       (981)       (442)
  Provision for loan losses         1,885       2,210       2,841       1,628
  FHLB stock dividend              (1,287)     (1,110)     (1,545)     (1,146)
  Cash provided (used) in
   operating assets and
   liabilities:
    Loans held for sale             1,737        (144)      3,306      (9,496)
    Accrued interest receivable      (454)       (220)     (1,111)       (619)
    Other assets                      276         (42)        865        (482)
    Deferred compensation             382         242         380         288
    Accrued expenses and other
     liabilities                    2,512       1,083         170       1,038
    Income taxes payable            1,092      (1,878)     (1,709)        (38)
                                ---------   ---------   ---------  ----------
      Net cash provided by
       operating activities        25,059      13,368      22,362       7,472
                                ---------   ---------   ---------  ----------
INVESTING ACTIVITIES:
  Purchases of securities
   available for sale             (45,021)   (282,350)   (353,354)   (233,660)
  Principal repayments and
   maturities of securities
   available for sale              53,120     248,129     301,393     221,766
  Sales of securities available
   for sale                         5,829       2,206       2,637       1,405
  Purchases of securities held
   to maturity                    (12,058)         --          --          --
  Principal repayments and
   maturities of securities
   held to maturity                   449         510         647         793
  Loans originated and closed,
   net                           (759,640)   (512,138)   (716,952)   (511,398)
  Purchases of loans and
   participating interest
   in loans                       (13,171)    (59,100)    (86,165)    (51,049)
  Sales of loans and
   participating interest
   in loans                        99,316     117,422     127,452      81,575
  Principal repayments on loans   486,948     351,642     521,958     375,868
  Purchases of FHLB stock            (119)     (3,825)     (3,437)     (2,097)
  Proceeds from sale of
   property and equipment              10         373         373          13
  Purchases of property and
   equipment                       (1,866)     (2,394)     (3,067)     (1,986)

  Additional investment in real
   estate held for sale, net
   of insurance proceeds             (346)        (85)       (165)        (26)
  Proceeds from sale of real
   estate held for sale             2,407       1,673       2,661       2,417
  Funds transferred to deferred
   compensation plans                 (99)       (104)       (494)        (91)
  Acquisitions, net of cash
   acquired                        (5,423)      9,328      13,877          --
                                ---------   ---------   ---------  ----------
      Net cash used by
       investing activities     $(189,664)  $(128,713)  $(192,636) $ (116,470)
                                ---------   ---------   ---------  ----------

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) For the Nine Months Ended December 31, 1999 and 1998
                 and the Years Ended March 31, 1999 and 1998
                           (Continued from prior page)

                                      December 31               March 31
                                ---------------------     -------------------
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----
FINANCING ACTIVITIES:                          (Unaudited)
  Increase (decrease) in
   deposits                     $  86,302   $  73,415   $ 129,998  $   46,645
  Proceeds from FHLB advances     420,900     244,554     300,807     640,025
  Repayment of FHLB advances     (362,628)   (150,247)   (199,099)   (573,991)
  Proceeds from repurchase
   agreement borrowings             4,500         268         268      33,687

  Repayment of repurchase
   agreement borrowings           (10,492)    (11,254)    (13,008)       (431)
  Increase (decrease) in other
   borrowings                       9,180       3,635        (516)     (3,718)
  Compensation expense
   recognized for shares
   released for allocation
   to participants of the ESOP:
    Original basis of shares          619         382         382         588
    Excess of fair value of
     released shares over basis       686         543         542         839
  Cash dividends paid              (3,709)      (2,610)    (3,595)     (2,583)
  Net (cost) gain of exercised
   stock options                       80         (285)      (265)        (29)
  Repurchases of stock, net of
   forfeitures                     (8,567)     (11,352)   (15,266)    (13,993)
                                ---------   ---------   ---------  ----------
    Net cash provided by
     financing activities         136,871      147,049    200,248     127,039
                                ---------   ---------   ---------  ----------
NET INCREASE (DECREASE) IN CASH
 AND DUE FROM BANKS               (27,734)      31,704     29,974      18,041
CASH AND DUE FROM BANKS,
 BEGINNING OF PERIOD               72,503       42,529     42,529      24,488
                                ---------   ---------   ---------  ----------
CASH AND DUE FROM BANKS, END
 OF PERIOD                      $  44,769   $   74,233  $  72,503  $   42,529
                                =========   ==========  =========  ==========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Interest paid                 $  54,792   $   43,480  $  59,407  $   46,311
  Taxes paid                    $   7,298   $    8,880  $  10,619  $    7,108
  Non-cash transactions:
    Loans, net of discounts,
     specific loss allowances
     and unearned income
     transferred to real
     estate held for sale       $   3,854   $    2,971  $   3,007  $    2,246
    Net change in accrued
     dividends payable          $      52   $      119  $     477  $      149
    Net change in unrealized
     gain (loss) in deferred
     compensation trust and
     related liability          $      66   $    1,387  $   3,498  $      707
    Stock issued to Rabbi
     Trust/MRP                  $      52   $       --  $     601  $       --
    Stock forfeited by MRP      $       5   $        3  $      32  $       32
    Recognize tax benefit of
     vested MRP shares          $     188   $      276  $     276  $      231
    Non-cash portion of 10%
     stock dividend             $      --   $   24,371  $  24,360  $       --

  The following summarizes the non-cash activities relating to acquisitions:
    Fair value of assets
     acquired                   $ (51,374)  $ (164,532) $(270,436) $       --
    Fair value of liabilities
     assumed                       41,201      136,296    230,012          --
    Fair value of stock issued
     and Options assumed to
     acquisitions' shareholders        --       20,484     32,527          --
                                ---------   ----------  ---------   ---------
    Cash paid out in acquisition  (10,173)      (7,752)    (7,897)         --
    Less cash acquired              4,750       17,080     21,774          --
                                ---------   ----------  ---------   ---------
    Net cash acquired (used)    $  (5,423)  $    9,328  $  13,877   $      --
                                =========   ==========  =========   =========

               See notes to consolidated financial statements

FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Basis for Presentation: First Washington Bancorp, Inc. ("FWWB" and together with its subsidiaries, "The Company") is a bank holding company incorporated in the State of Washington. The Company was originally organized for the purpose of acquiring all of the capital stock of First Savings Bank of Washington (FSBW) upon its reorganization from the mutual holding company form of organization to the stock holding company form of organization.

The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, FSBW, Inland Empire Bank (IEB), and Towne Bank (TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its sixteen branch offices and three loan production offices located in southeast, central, north central and western Washington. FSBW also conducts business through its two divisions, Whatcom State Bank
(WSB), which has five branch offices and one loan production office located in northwest Washington in Bellingham, Washington, and Whatcom and Island counties; and Seaport Citizens Bank (SCB) which has two offices located in Lewiston, Idaho. IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon, and its six branch offices and two loan production offices located in northeast Oregon. TB operates seven full service branches in the Seattle, Washington, metropolitan area--in Woodinville, Redmond, Bellevue, Renton, Kirkland, Bothell and Everett. The Company's only significant assets are the capital stock of its subsidiaries, its loan to the Company's Employee Stock Ownership Plan (ESOP) (see Note 15) and the portion of the net proceeds retained from the offering. The Company has no significant liabilities.

The Company and its Bank subsidiaries are subject to regulation by the Federal Reserve Board (FRB) and the FDIC. In addition FSBW, IEB and TB are subject to the state banking regulations applicable to their state charters.

Changes in Fiscal Year End: During May of 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. The current fiscal period is for the transition period April 1, 1999 through December 31, 1999. For discussion and analysis purposes, the nine months ended December 31, 1999 are compared to the unaudited nine months ended December 31, 1998.

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

The merger was consummated under the terms and conditions of a Plan of Merger pursuant to which FSBWB ceased to exist as a Delaware corporation, the stockholders of FSBWB became shareholders of FWWB, FWWB succeeded to all the assets, liabilities, subsidiaries and other properties of FSBWB to the full extent provided by law, and the rights of the shareholders and internal affairs of FWWB are to be governed by the articles of incorporation and bylaws of FWWB and the Washington Business Corporation Act, as amended. As a result of the merger, similar to a pooling of interest, FWWB has the same recorded basis, business, management, benefit plans, location, assets, liabilities and net worth as did FSBWB. However, because the State of Washington treats all treasury stock as retired upon purchase, all purchases of treasury stock reduce stock issued and the cost of treasury stock acquired is charged to par value and paid-in capital.

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

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to decreases in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income, a component of stockholders' equity, until realized. Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

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

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the reserve for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

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

Property and Equipment: The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year at rates adequate to charge off the related costs over their estimated useful lives.

      Buildings and improvements................................. 10-30 years
      Furniture and equipment....................................  3-10 years

Routine maintenance, repairs, and replacement costs are expensed as incurred. Expenditures which materially increase values or extend useful lives are capitalized. The Company reviews buildings, leasehold improvements, and equipment for impairment whenever events or changes in circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Costs in Excess of Net Assets Acquired: Costs in excess of net assets acquired (goodwill) is an intangible asset arising from the purchase of IEB, TB, WSB and SCB. It is being amortized on a straight-line basis over the 14-year period of expected benefit. The Company periodically evaluates goodwill for impairment.

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

The Banks assess the fair value of unamortized servicing rights for impairment on a stratum by stratum basis every quarter by using secondary market quotes for comparable packages of serviced loans and a valuation model that calculates the present value of future cash flows using market discount rates and market based assumptions for prepayment speeds, servicing costs and ancillary income for those pools of serviced mortgages for which secondary market quotes are not readily available. For purposes of measuring impairment, the servicing rights are stratified based on their interest rate, original and remaining terms to maturity and balances outstanding.

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

Stock Compensation Plans: The Company sponsors an ESOP. The ESOP purchased 8% of the shares of common stock issued in the reorganization and initial public stock offering pursuant to the subscription rights granted under the ESOP plan. The ESOP borrowed $8,728,500 from the Company in order to fund the purchase of common stock. The loan to the ESOP will be repaid principally from the Company's contribution to the ESOP, and the collateral for the loan is the Company's common stock purchased by the ESOP. As the debt is repaid, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants' accounts. As shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest (see additional discussion in Note 15).

In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on the accounting treatment for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested. The consensus position (EITF 97-14) was applied as of September 30, 1998 for all awards granted, and existing plans were required to be amended prior to September 30, 1998. Application of the consensus is reflected as a change in accounting principle under which the Company stock purchased for a Rabbi Trust obligation and the related liability for deferred compensation are recorded at acquisition cost. Prior to this change the stock was recorded at fair market value. The effect of this change in accounting increased equity by $1.1 million and reduced the related liability for deferred compensation by the same amount.

Average Balances: Average balances are obtained from the best available daily, weekly or monthly data, which FWWB's management believes approximate the average balances calculated on a daily basis.

Recent Accounting Standard Not Yet Adopted: Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FWWB will implement this statement on January 1, 2001. The impact of the adoption of the provisions of this statement on the results of operations or financial condition of FWWB has not yet been determined.

Reclassification: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Note 2: RECENT DEVELOPMENTS AND ACQUISITIONS

Consolidation of Banking Operations:
On July 22, 1999 the Company announced its plans to combine its three separate banking subsidiaries into a single community banking franchise. The combination was designed to strengthen the Company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. The consolidation was intended to be done in stages. The first phase, which was expected to be completed by January 1, 2000, included the merger of TB and FSBW and the selection of a single name and charter to be used by TB, FSBW, WSB and SCB. Final integration of all data processing into a common system and the merger of IEB was scheduled for completion by December 31, 2000.

On December 23, 1999, the Company announced its decision to temporarily postpone the pending consolidation of its subsidiaries, TB and IEB, into FSBW in light of the new Gramm-Leach-Bliley financial modernization legislation. The recent legislation enacts Federal Home Loan Bank System reforms that impact community financial institutions. A community financial institution
(CFI) is defined as a "member of the FHL Bank System, the deposits of which are insured by the FDIC and that has average total assets (over the preceding 3 years) of less than $500 million." One provision of the reforms provides community financial institutions with the ability to obtain long-term FHLB advances to fund small business, small farm and small agribusiness loans. In addition, community financial institutions will be able to offer these loans as collateral for such borrowings. This provision, which represents a change in policy from the previous requirement that these funds be securitized primarily by residential mortgage loans, will be available only to community
financial institutions.   As independent subsidiaries, TB and IEB currently
qualify as community financial institutions. Merging either of these two subsidiaries into FSBW could disqualify them and remove this favorable status. Based on the information available at this time, the Company believes that TB and IEB could derive significant benefits from this legislation. Rather than complete the proposed bank mergers as previously announced, the Company has chosen to allow adequate time for an in-depth review and interpretation of the regulations as they pertain to future plans. Consolidation of support operations continues on schedule and budget and First Washington expects to receive long-term benefits from the proposed efficiencies. The postponement of our mergers will have minimal impact on the operational changes. The previously announced name and charter changes scheduled for Spring 2000 are expected to proceed for the FSBW subsidiary, including its WSB and SCB divisions.

Acquisition of Seaport Citizens Bank:
On April 1, 1999, FWWB and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase in the current period and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $108,100 per quarter, beginning in the first quarter of the current period, or $433,000 per year. Founded in 1979, SCB is a commercial bank which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operates two full service branches in Lewiston, Idaho.

Acquisition of  Whatcom State Bancorp, Inc.:
On January 1, 1999 FWWB completed the acquisition of Whatcom State Bancorp, Inc. FWWB paid $12.1 million in common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom State Bancorp, Inc. into FWWB, WSB became a division of FSBW. The acquisition was accounted for as a purchase and resulted in the recording of approximately $6.0 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of approximately $105,200 per quarter or $421,000 per year. Founded in 1980, WSB is a community commercial bank which had, before recording of purchase accounting adjustments, approximately $99 million in total assets, $85 million in deposits, $79 million in loans, and $5.4 million in shareholders' equity at December 31, 1998. WSB operates five full service branches in the Bellingham, Washington, area Bellingham, Ferndale, Lynden, Blaine and Point Roberts.

Declaration of 10% Stock Dividend:
On July 24, 1998 FWWB's Board of Directors declared a 10% stock dividend payable August 17, 1998 to shareholders of record on August 10, 1998. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

Acquisition of Towne Bancorp, Inc.:
On April 1, 1998 FWWB completed the acquisition of Towne Bancorp, Inc.   FWWB
paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into FWWB, TB became a wholly owned subsidiary of FWWB. The acquisition was accounted for as a purchase and resulted in the recording of $19.4 million of costs in excess of the fair value of Towne Bancorp, Inc. net assets acquired (goodwill).
Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of $346,700 per quarter or $1,387,000 per year. Founded in 1991, TB is a community business bank which had, before recording of purchase accounting adjustments, approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998. TB operates seven full service branches in the Seattle, Washington, metropolitan area in Woodinville, Kirkland, Redmond, Bellevue, Renton, Bothell and Everett.

Note 3: CASH AND DUE FROM BANKS

Cash and due from banks consisted of the following (in thousands):
                                              December 31          March 31
                                                     1999              1999
                                              -----------       -----------
    Cash on hand and demand deposits          $    41,810       $    51,126
    Cash equivalents:
    Short-term cash investments                       559             2,562
    Federal funds sold                              2,400            18,815
                                              -----------       -----------
                                              $    44,769       $    72,503
                                              ===========       ===========

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $9.1 million and $6.4 million at December 31, 1999 and March 31, 1999, respectively.

Note 4: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (in thousands):

                                              December 31, 1999
                                ---------------------------------------------
                                              Gross      Gross     Estimated
                                 Amortized  unrealized unrealized    fair
                                    cost      gains      losses      value
                                    ----      -----      ------      -----
U.S. Government and agency
 obligations                    $ 60,197     $    62   $ (1,391)   $ 58,868
Municipal bonds:
  Taxable                          4,947          33       (229)      4,751
  Tax exempt                      30,505         635       (555)     30,585
Corporate bonds                   22,689          --     (1,125)     21,564
Mortgage-backed securities:
  FHLMC certificates               3,372          20        (68)      3,324
  FHLMC collateralized
   mortgage obligations           56,935          48     (2,773)     54,210
                                --------    --------   --------    --------
    Total FHLMC mortgage-
     backed securities            60,307          68     (2,841)     57,534
  GNMA certificates               18,982          34       (710)     18,306
  GNMA collateralized
   mortgage obligations            8,697           8       (201)      8,504
                                --------    --------   --------    --------
    Total GNMA mortgage-
     backed securities            27,679          42       (911)     26,810
  FNMA certificates                5,518          17        (83)      5,452
  FNMA collateralized
   mortgage obligations           80,916         254     (2,551)     78,619
                                --------    --------   --------    --------
    Total FNMA mortgage-
     backed securities            86,434         271     (2,634)     84,071

  Other collateralized
   mortgage obligations           62,497          24     (2,126)     60,395

FHLMC stock                        1,049       2,327        (20)      3,356
FNMA stock                           303          72         (3)        372
FARMERMAC stock                       10          27         --          37
Miscellaneous equities                --           4         --           4
                                --------    --------   --------    --------
                                $356,617    $  3,565   $(11,835)   $348,347
                                ========    ========   ========    ========

Proceeds from sales of securities during the nine months ended December 31, 1999 were $5,829,000. Gross gains of $2,000 and gross losses of $0 were realized on those sales.

                                                March 31, 1999
                                ---------------------------------------------
                                              Gross      Gross     Estimated
                                 Amortized  unrealized unrealized    fair
                                    cost      gains      losses      value
                                    ----      -----      ------      -----
U.S. Government and agency
 obligations                    $ 56,477     $   205   $   (164)   $ 56,518
Municipal bonds:
  Taxable                          2,737          97         (1)      2,833
  Tax exempt                      30,994       1,338        (73)     32,259
Corporate bonds                   24,729         117       (511)     24,335
Mortgage-backed securities:
  FHLMC certificates               3,446          63         (7)      3,502
  FHLMC collateralized
   mortgage obligations           67,049         292       (269)     67,072
                                --------    --------   --------    --------
    Total FHLMC mortgage-
     backed securities            70,495         355       (276)     70,574
  GNMA certificates               22,446         199       (137)     22,508
  GNMA collateralized
   mortgage obligations            1,507          --         (7)      1,500
                                --------    --------   --------    --------
    Total GNMA mortgage-
     backed securities            23,953         199       (144)     24,008
  FNMA certificates                6,823          68        (50)      6,841
  FNMA collateralized
   mortgage obligations           82,339         139       (611)     81,867
                                --------    --------   --------    --------
    Total FNMA mortgage-
     backed securities            89,162         207       (661)     88,708
  Other collateralized
   mortgage obligations           59,631         188       (474)     59,345
FHLMC stock                           49       2,971         --       3,020
FNMA stock                           303          81         --         384
FARMERMAC stock                       10          27         --          37
                                --------    --------   --------    --------
                                $358,540    $  5,785   $ (2,304)   $362,021
                                ========    ========   ========    ========

Proceeds from sales of securities during the year ended March 31, 1999 were $2,637,000. Gross gains of $11,000 and gross losses of $0 were realized on those sales.

At December 31, 1999 and March 31, 1999, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government, its agencies and U.S. Government sponsored enterprises) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.

The amortized cost and estimated fair value of securities available for sale at December 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                      December 31, 1999
                                                   -----------------------
                                                   Amortized   Estimated
                                                   cost        fair value
                                                  ----------   ----------
Due in one year or less                           $ 11,497      $ 11,491
Due after one year through five years               58,361        57,094
Due after five years through ten years              39,033        38,271
Due after ten years                                246,364       237,722
                                                  --------      --------
                                                   355,255       344,578
Equity securities                                    1,362         3,769
                                                  --------      --------
                                                  $356,617      $348,347
                                                  ========      ========

Note 5: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (in thousands):

                                              December 31, 1999
                                ---------------------------------------------
                                              Gross      Gross     Estimated
                                 Amortized  unrealized unrealized    fair
                                    cost      gains      losses      value
                                    ----      -----      ------      -----
Mortgage-backed securities
 FHLMC certificates             $  1,196     $    --   $    (25)   $  1,171
Municipal bonds:
  Tax exempt                       1,613          11         (2)      1,622
  Taxable                          1,096          11        (10)      1,097
Corporate bonds                    4,000          --        (10)      3,990
Asset-backed securities            5,865          --        (29)      5,836
                                --------     -------   --------    --------
                                $ 13,770     $    22   $    (76)   $ 13,716
                                ========     =======   ========    ========

                                                March 31, 1999
                                ---------------------------------------------
                                              Gross      Gross     Estimated
                                 Amortized  unrealized unrealized    fair
                                    cost      gains      losses      value
                                    ----      -----      ------      -----
Municipal bonds tax exempt      $  1,991     $    81   $     --    $  2,072
Mortgage-backed securities-
 FHLMC-REMICs                        164          --         (1)        163
                                --------     -------   --------    --------
                                $  2,155     $    81   $     (1)   $  2,235
                                ========     =======   ========    ========

The amortized cost and estimated fair value of securities held to maturity at December 31, 1999, by contractual maturity, are shown below (in thousands):

                                                      December 31, 1999
                                                   -----------------------
                                                   Amortized   Estimated
                                                   cost        fair value
                                                  ----------   ----------
Due in one year or less                           $    125      $    126
Due after one year through five years                7,909         7,880
Due after five years through ten years                 439           436
Due after ten years                                  5,297         5,274
                                                  --------      --------
                                                  $ 13,770      $ 13,716
                                                  ========      ========

Note 6: ADDITIONAL INFORMATION REGARDING COMPOSITION OF SECURITIES AND CASH EQUIVALENT INTEREST INCOME

The following table sets forth the composition of income from securities and deposits for the periods indicated (in thousands):

                                     Nine Months
                                   Ended December 31    Years Ended March 31
                               ----------------------  ----------------------
                                   1999         1998       1999         1998
                               --------     --------   --------     --------
                                        (Unaudited)
Taxable interest income        $  4,409     $  4,212   $  6,069     $  4,647
Tax-exempt interest income        1,517        1,491      1,967        2,031
Other stock dividend income          83           53         71          105
Federal Home Loan Bank stock
 dividend income                  1,286        1,110      1,545        1,147
                               --------     --------   --------     --------
    Total securities and
     cash equivalent
     interest income           $  7,295     $  6,866   $ 9,652      $  7,930
                               ========     ========   =======      ========

Note 7: LOANS RECEIVABLE

Loans receivable at December 31 and March 31 are summarized as follows (in thousands) (includes loans held for sale):
                                                     December 31    March 31
                                                            1999        1999
                                                      ----------  ----------
One- to four-family real estate loans                 $  436,679  $  407,673
Commercial/multifamily real estate loans                 399,992     324,858
Construction/land                                        263,093     217,094
Commercial business                                      195,566     149,943
Agricultural business                                     55,000      46,800
Consumer, credit card and other                           61,580      44,346
                                                      ----------  ----------
                                                       1,411,910   1,190,714

Loans in process                                         (84,894)    (71,638)
Deferred loan fees, discounts and premiums                (5,311)     (4,146)
                                                      ----------  ----------
   Net loans before allowance for loan losses          1,321,705   1,114,930
Allowance for loan losses                               (13,541)     (12,261)
                                                      ----------  ----------
   Net loans                                          $1,308,164  $1,102,669
                                                      ==========  ==========

Loans serviced for others totaled $273,926,000 and $268,756,000 at December 31, 1999 and March 31, 1999, respectively. Custodial accounts maintained in connection with this servicing totaled $2,531,000 and $4,088,000 at December 31, 1999 and March 31, 1999, respectively.

The Banks' outstanding loan commitments totaled $166,921,000 and $147,122,000 at December 31, 1999 and March 31, 1999, respectively. In addition, the Banks had outstanding commitments to sell loans of $2,647,000 at December 31, 1999.

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

                                   December 31              March 31
                                      1999                    1999
                               --------------------    --------------------
                                Loan      Allocated     Loan      Allocated
                                amount    reserves      amount    reserves
                                ------    --------      ------    --------
Impaired loans:
   Non-accrual                 $ 2,563     $  117      $ 3,695     $  739
   Accrual                         400         --           --         --
                               -------     ------      -------     ------
                               $ 2,963     $  117      $ 3,695     $  739
                               =======     ======      =======     ======

The average balance of impaired loans and the related interest income recognized were as follows:
                                    Nine Months Ended    Years Ended March 31
                                          December 31    --------------------
                                                 1999       1999      1998
                                                 ----       ----      ----

Average balance of impaired loans             $ 3,455     $  622   $    --
Interest income recognized                         --         --        --

The Banks originate both adjustable- and fixed-rate loans. At December 31, 1999, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

       Fixed-rate (term to maturity):
        Due in one year or less                                    $   57,567
        Due after one year through three years                         73,114
        Due after three years through five years                       96,252
        Due after five years through ten years                        142,510
        Due after ten years                                           357,699
                                                                   ----------
                                                                   $  727,142
                                                                   ==========
       Adjustable-rate (term to rate adjustment):
        Due in one year or less                                    $  465,029
        Due after one year through three years                         48,209
        Due after three years through five years                       69,150
        Due after five years through ten years                         10,723
        Due after ten years                                             1,452
                                                                   ----------
                                                                   $  594,563
                                                                   ==========

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

Note 8: ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS
An analysis of the changes in the allowances for loan losses is as follows (in thousands):

                                        Nine Months
                                     Ended December 31   Years Ended March 31
                                    -------------------  --------------------
                                        1999       1998      1999        1998
                                        ----       ----      ----        ----
                                          (Unaudited)
Balance, beginning of year          $ 12,261   $  7,857  $  7,857     $ 6,748

Allowances added through business
 combinations                            477      1,616     2,693          --

Provision                              1,885      2,210     2,841       1,628
Recoveries of loans previously
 charged off:
  Commercial/multifamily real
   estate                                  1         60        60           6
  Commercial business                    450        134       143          27
  Agricultural business                    6          1         1           2
  Consumer finance                         8          8        15          14
  Credit cards                             3          3         6           2
                                    --------   --------  --------     -------
                                         468        206       225          51
Loans charged off:
  One- to four-family real
   estate loans                         (532)       (25)      (25)       (359)
  Commercial/multifamily real estate      --         (5)      (35)         --
  Construction/land                      (24)       (59)      (69)        (11)
  Commercial business                   (841)      (897)     (911)        (19)
  Agricultural business                  (19)        (5)       (5)         --
  Consumer finance                        (8)       (50)     (126)        (89)
  Credit cards                          (126)      (130)     (184)        (92)
                                    --------   --------  --------     -------
                                      (1,550)    (1,171)   (1,355)       (570)
                                    --------   --------  --------     -------
Net charge offs                       (1,082)      (965)   (1,130)       (519)
                                    --------   --------  --------     -------
Balance, end of year                $ 13,541   $ 10,718  $ 12,261     $ 7,857
                                    ========   ========  ========     =======

The following is a schedule of the Company's allocation of the allowance for loan losses (in thousands):
                                                                March 31
                                           December 31   --------------------
                                                  1999       1999       1998
                                                  ----       ----       ----
Specific or allocated loss allowances:
Secured by real estate:
  One- to four-family real estate loans      $   2,334   $  2,757   $  1,059
  Commercial/multifamily                         4,273      3,567        849
  Construction/land                              1,638      1,597        856
Commercial/agricultural business                 2,830      2,522        835
Consumer, credit card and other                  1,023        841        307
                                             ---------   --------   --------
    Total allocated                             12,098     11,284      3,906

Unallocated                                      1,443        977      3,951
                                             ---------   --------   --------
    Total allowance for loan losses          $  13,541   $ 12,261   $  7,857
                                             =========   ========   ========

Ratio of allowance for loan losses to
 non-performing loans                             2.67       1.60       5.53
Allowance for loan losses as a percent
 of net loans (loans receivable excluding
 allowance for losses)                            1.02%      1.10%      1.03%

The following is a schedule of the Company's non-performing loans (in thousands):

                                                                March 31
                                           December 31   --------------------
                                                  1999       1999       1998
                                                  ----       ----       ----
Nonaccrual Loans:
  One- to four-family real estate loans      $     623   $  3,564   $    448
  Commercial/multifamily real estate               129        351         --
  Construction/land                              2,514        767        367
  Commercial business                            1,203      1,392        410
  Agricultural business                             --         47          4
  Consumer, credit card and other                    9         17         41
                                             ---------   --------   --------
                                                 4,478      6,138      1,270
Loans more than 90 days delinquent,
 still on accrual:
  One- to four-family real estate loans            155         20         52
  Commercial/multifamily real estate                --        384         33
  Construction/land                                 --         --         32
  Commercial business                               25         --         --
  Agricultural business                            334      1,052         --
  Consumer, credit card and other                   79         82         33
                                             ---------   --------   --------
                                                   593      1,538        150
                                             ---------   --------   --------
Total non-performing loans                   $   5,071   $  7,676   $  1,420
                                             =========   ========   ========
Non-performing loans to net loans                 0.38%      0.69%      0.19%

Loans are normally placed on nonaccrual status when interest is 90 days past due; however, certain loans with third party guarantees from government sponsored enterprises or readily accessible cash collateral may remain on an accrual basis beyond 90 days past due.

Note 9: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 1999 and March 31, 1999 are summarized as follows (in thousands):

                                                      December 31   March 31
                                                             1999       1999
                                                      -----------  ---------

Buildings and leasehold improvements                  $    16,524  $  15,260
Furniture and equipment                                    13,709     12,249
                                                      -----------  ---------
                                                           30,233     27,249
Less accumulated depreciation                              15,927     13,820
                                                      -----------  ---------
                                                           14,306     13,689
Land                                                        2,331      2,271
                                                      -----------  ---------
                                                      $    16,637  $  15,960
                                                      ===========  =========

Note 10: DEPOSITS

Deposits consist of the following at December 31 and March 31, (in thousands):

                                                      December 31   March 31
                                                             1999       1999
                                                      -----------  ---------
   Demand, NOW and Money Market accounts, including
    non-interest-bearing deposits in December 1999
    and March 1999 of $114,252 and $97,062,
    respectively, 0% to 6%                            $   342,592  $ 311,686

   Regular savings, 2% to 6%                               53,305     59,133

   Certificate accounts:
       2.01% to 4%                                          2,339      6,292
       4.01% to 6%                                        576,597    508,830
       6.01% to 8%                                        102,625     63,617
       8.01% to 10%                                           688      1,284
       10.01% to 12%                                            6          6
                                                      -----------  ---------
                                                          682,255    580,029
                                                      -----------  ---------
                                                      $ 1,078,152  $ 950,848
                                                      ===========  =========

Deposits at December 31 and March 31, 1999 include public funds of $72,943,000 and $48,383,000, respectively. Securities with a carrying value of $13,711,000 and $9,956,000 were pledged as collateral on these deposits at December 31 and March 31, 1999, respectively, which exceeds the minimum collateral requirements established by state regulations.

Scheduled maturities of certificate accounts at December 31 and March 31 are as follows (in thousands):

                                                      December 31    March 31
                                                             1999        1999
                                                             ----        ----
       Due in one year or less                          $ 477,112   $ 405,306
       Due after one year through two years                99,422      93,343
       Due after two years through three years             69,956      38,721
       Due after three years through four years            14,533      19,621
       Due after four years through five years             12,349      13,490
       Due after five years                                 8,883       9,548
                                                        ---------   ---------
                                                        $ 682,255   $ 580,029
                                                        =========   =========

Included in deposits are deposit accounts in excess of $100,000 of $248,129,000 and $186,089,000 at December 31, 1999 and March 31, 1999,
respectively. Interest on deposit accounts in excess of $100,000 totaled $8,786,000, for the nine months ended December 31, 1999 and $7,568,000 and $3,901,000 for the years ended March 31, 1999 and 1998, respectively.

Deposit interest expense by type for the nine months ended December 31, 1999 and 1998 and the years ended March 31, 1999 and 1998 is as follows (in thousands):

                                          December 31           March 31
                                      ------------------  ------------------
                                          1999      1998      1999      1998
                                          ----      ----      ----      ----
                                              (Unaudited)
       Certificates                   $ 25,105  $ 19,960  $ 27,407  $ 20,069
       Demand, NOW and Money Market
        accounts                         5,034     3,793     5,256     3,972
       Regular savings                   1,336       940     1,356     1,248
                                      --------  --------  --------  --------
                                      $ 31,475  $ 24,693  $ 34,019  $ 25,289
                                      ========  ========  ========  ========

Note 11: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Banks have entered into borrowing arrangements with the FHLB to borrow funds under a short-term cash management advance program and long-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB. Additionally, mortgage loans receivable and securities issued, insured, or guaranteed by the U.S. Government or agencies thereof are pledged as security for the loans. At December 31, 1999, FHLB advances were scheduled to mature as follows (in thousands):

                          Adjustable-rate    Fixed-rate          Total
                             advances         advances          advances
                          ---------------  ---------------   ----------------
                          Rate*   Amount   Rate*    Amount   Rate*    Amount
                          -----   ------   -----    ------   -----    ------
Due in one year or less   5.88%  $ 15,100  5.68%  $ 164,405  5.70%  $ 179,505
Due after one year
 through two years        6.56      1,000  5.99     102,280  5.99     103,280
Due after two years
 through three years        --         --  5.96     102,470  5.96     102,470
Due after three years
 through four years       6.12      7,000  5.64      42,820  5.70      49,820
Due after four years
 through five years         --         --  6.58      10,000  6.58      10,000
Due after five years        --         --  6.12      21,449  6.12      21,449
                                 --------         ---------         ---------
                          5.98%  $ 23,100  5.85%  $ 443,424  5.86%  $ 466,524
                                 ========         =========         =========
* Weighted average interest rate
The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998 (in thousands):

                                           December 31          March 31
                                           -----------   --------------------
                                                  1999       1999       1998
                                                  ----       ----       ----
  Maximum outstanding at any month end       $ 466,524   $410,304   $299,377
  Average outstanding                          425,293    363,279    276,328
  Weighted average interest rates:
    Annual                                        5.78%      5.90%      6.07%
    End of year                                   5.86       5.74       6.04
  Interest expense during the year           $  18,505   $ 21,430   $ 16,782

Note 12: OTHER BORROWINGS

Retail Repurchase Agreements and Other Short-Term Borrowings are included in other borrowings. At December 31, 1999, retail repurchase agreements carry interest rates ranging from 3.25% to 7.20%, payable at maturity, and are secured by the pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a fair value of $12,561,000 as of December 31, 1999.

A summary of retail repurchase agreements and other short-term borrowings at December 31, 1999 and March 31, 1999 by the period remaining to maturity is as follows (in thousands):

                                         December 31, 1999   March 31, 1999
                                         -----------------  -----------------
                                         Weighted           Weighted
                                         average            average
                                          rate    Balance    rate    Balance
                                          ----    -------    ----    -------
       Retail repurchase agreements:
         Due in one year or less          5.29%   $  7,356   4.90%   $  3,230
         Due after two years through
          three years                       --          --   5.94       1,455
         Due after three years through
          four years                      7.18       1,101   7.18       1,092
                                                  --------           --------

                                          5.53%      8,457   5.59%      5,777
                                                  --------           --------
       Other short-term borrowings:
         Due in one year or less          4.67%      6,500     --          --
         Total retail repurchase                  --------           --------
          agreements and other
          short-term borrowings                   $ 14,957           $  5,777
                                                  ========           ========

The maximum and average outstanding balances and average interest rates on retail repurchase agreements were as follows for the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998, respectively (in thousands):

                                           December 31          March 31
                                           -----------   --------------------
                                                  1999       1999       1998
                                                  ----       ----       ----
Maximum outstanding at any month end         $   9,917   $ 17,300   $ 10,206
Average outstanding                              8,698     10,404      6,934
Weighted average interest rates:
   Annual                                         5.49%      5.61%      5.77%
   End of year                                     5.53      5.59       5.78
Interest expense during the year             $      360  $    584   $    400

Wholesale Repurchase Agreements:   The table below outlines the wholesale
repurchase agreements as of December 31, 1999 and March 31, 1999. The agreements to repurchase are secured by mortgage-backed securities with a fair value of $70,317,000 at December 31, 1999. The broker holds the security while FSBW continues to receive the principal and interest payments from the security. Upon maturity of the agreement the pledged securities will be returned to FSBW.

A summary of wholesale repurchase agreements at December 31, 1999 and March 31, 1999 by the period remaining to maturity is as follows (in thousands):



                                         December 31, 1999   March 31, 1999
                                         -----------------  -----------------
                                         Weighted           Weighted
                                         average            average
                                          rate    Balance    rate    Balance
                                          ----    -------    ----    -------

         Due in one year or less          6.02%   $ 66,698   5.20%   $ 72,690

The maximum and average outstanding balances and average interest rates on wholesale repurchase agreements were as follows for the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998 (in thousands):

                                                                March 31
                                           December 31   --------------------
                                                  1999       1999       1998
                                                  ----       ----       ----

       Maximum outstanding at any month end  $  71,099   $ 85,430   $ 85,430
       Average outstanding                      68,982     78,563     72,276

       Weighted average interest rates:
         Annual                                   5.50%      5.61%      5.78%
         End of year                              6.02       5.20       5.65
       Interest expense during the year      $   2,861   $  4,409   $  4,180

Note 13: INCOME TAXES

Tax law requires that the Company recapture, for federal income tax purposes, certain of its tax basis bad debt reserves. Such recaptured amounts are being taken into ordinary income ratably over a four- to six-year period beginning in fiscal 1998. The Company is recapturing its post-1987 additions to its tax basis bad debt reserves, which totaled $1.9 million at December 31, 1999, ratably over a four- to six-taxable-year period, resulting in approximately $169,000 a year in federal income taxes for the nine months ended December 31, 1999 (based upon current federal income tax rates). This will not result in a charge to earnings as these amounts have been previously provided for in the deferred tax liability at December 31, 1999.

Retained earnings at December 31, 1999 include $5,318,000 of earnings which represent pre-1987 federal income tax basis bad debt reserve deductions taken by FSBW, for which no provisions for federal income taxes have been made. If the accumulated amount that qualified as deductions for federal income taxes is later used for purposes other than to absorb bad debt losses or FSBW no longer qualifies as a bank, the accumulated reserve will be subject to federal income tax at the then current tax rates which would equate to approximately $1,861,000 of additional taxes.

The provision for income taxes for the nine-month period ended December 31, 1999 and fiscal years ended March 31, 1999 and 1998 differs from that computed at the statutory corporate tax rate as follows (in thousands):

                                                                March 31
                                           December 31   --------------------
                                                  1999       1999       1998
                                                  ----       ----       ----

          Taxes at statutory rate            $   7,329   $  8,651   $  7,199
          Increase (decrease) in taxes:
            Tax-exempt interest                   (463)      (597)      (620)
            Amortization of costs in
             excess of net assets acquired         817        822        315
            Difference in fair market value
             versus basis of released ESOP
             shares                                 32         34        328
            State income taxes net of
             federal tax benefit                   229        279        271
            Other                                  126         88        (47)
                                             ---------   --------    -------
                                             $   8,070   $  9,277    $ 7,446
                                             =========   ========    =======
The provision for income tax expense for the nine months ended December 31, 1999 and the fiscal years ended March 31, 1999 and 1998 is composed of the following (in thousands):

                                                                March 31
                                           December 31   --------------------
                                                  1999       1999       1998
                                                  ----       ----       ----
          Current                            $   8,346   $  9,696   $  7,303
          Deferred                                (276)      (296)        34
          Change in valuation allowance             --       (123)       109
                                             ---------   --------   --------
                                             $   8,070   $  9,277   $  7,446
                                             =========   ========   ========

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets (liabilities) at December 31, 1999 and March 31, 1999 consisted of the following (in thousands):

                                                      December 31   March 31
                                                             1999       1999
                                                             ----       ----
          Deferred tax assets:
            Loan loss reserves per books                 $   4,835   $  4,226
            Deferred compensation and vacation               1,740      1,704
            Other                                              119        221
                                                         ---------   --------
                                                             6,694      6,151
                                                         ---------   --------

           Deferred tax liabilities:
            Change in method of accounting for
             amortization of premium and discount
             on investments                                     84        116
            Tax basis bad debt reserves to be recovered        659        606
            FHLB stock dividends                             2,418      2,342
            Depreciation                                       762        695
            Deferred loan fees and servicing rights            336        403
            Other                                               23         34
                                                         ---------   --------
                                                             1,619      1,167
                                                             4,282      4,196
                                                         ---------   --------
                                                             2,412      1,955
          Valuation allowance                                  (13)       (13)
                                                         ---------   --------
                                                             2,399      1,942
          Income (taxes) benefit related to unrealized
           gain/loss on securities available for sale        2,939     (1,184)
                                                         ---------   --------
          Deferred tax asset (liability), net            $   5,338   $    758
                                                         =========   ========

Note 14: EMPLOYEE BENEFIT PLANS

The Banks have their own profit sharing plans for all eligible employees. The plans are funded annually at the discretion of the individual Banks' Boards of Directors. Contributions charged to operations for the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998 were none, $5,500 and $269,000, respectively.

FSBW has entered into a salary continuation agreement with certain of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $240,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. FSBW is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program for the nine months ended December 31, 1999 were $162,300 and $139,000 and $129,000 for the years ended March 31, 1999 and
1998, respectively. The plan's projected benefit obligation is $2,031,000, of which $756,000 was vested at December 31, 1999. The assumed discount rate was 7.00% for the nine months ended December 31, and 8.00% for the years ended March 31, 1999 and 1998. At December 31, 1999, an obligation of $806,800 and cash value of life insurance of $2,331,800 were recorded. At March 31, 1999, an obligation of $643,400 and cash value of life insurance of $2,252,000 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program resulting in a net cost of $82,700 for the nine months ended December 31, 1999 and $31,000 and $21,000 for the years ended March 31, 1999 and 1998, respectively.

IEB also has a non-qualified, non-contributory retirement compensation plan for certain bank employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to this plan included in the nine months ended December 31, 1999 and fiscal years ended March 31, 1999 and 1998 operations were $79,000, $54,000 and $27,000, respectively.

The Company and its subsidiaries also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain bank employees. The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund the plans' future obligations' the Company has purchased life insurance polices, contributed to money market investments and purchased common stock of the Company. As described in Note 1, during the year ended March 31, 1999, the Company adopted the EITF consensus requiring the Company's stock held in the Rabbi Trust and resulting obligation be recorded at acquisition cost (fair value at time of purchase). In addition, the obligation relating to the purchased shares was reclassified from liabilities to stockholders' equity.
As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was recorded at original cost of $2,333,000 at December 31, 1999 and $2,150,000 at March 31, 1999. Prior to adoption of the EITF consensus, common stock of the Company held for such plans was recorded at fair value of $2,449,000 at March 31, 1998. The money market investments and cash surrender value of the life insurance policies are included in other assets.

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

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for the nine months ended December 31, 1999 was $974,000, and for the years ended March 31, 1999 and 1998 was $924,000 and $1,427,000, respectively.

As of December 31, 1999, the Company has 677,846 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $9,998,000 at December 31, 1999.

Note 16:  STOCK BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock based compensation plans as approved
by the shareholders:   the 1996 Management Recognition and Development Plan
(MRP), the 1996 Stock Option Plan and 1998 Stock Option Plan (together, SOPs).

Under the MRP, the Company is authorized to grant up to 480,068 shares of restricted stock to directors, officers and employees of FSBW. The initial grant of 444,710 shares with a total cost of $6.0 million vests over a five-year period starting from the July 26, 1996, MRP approval date. The consolidated statements of income for the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998 reflect an accrual of $1,045,000, $1,307,000 and $1,308,000, respectively, in compensation expense for the MRP including $71,000, $113,900 and $95,800, respectively, of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the nine months ended December 31, 1999 and the years ended March 31, 1999 and 1998 follows:

                                        Nine Months Ended      Years Ended
                                              December 31         March 31
                                        -----------------  -------------------
                                                 1999         1999*     1998*
                                                 ----         ----      ----
Shares granted not vested, beginning
 of period                                    261,594      352,228   444,270
  Shares granted                                2,750           --        --
  Shares vested                               (97,072)     (88,258)  (89,666)
  Shares forfeited                               (429)      (2,376)   (2,376)
                                              -------      -------   -------
Shares granted not vested, end of period      166,843      261,594   352,228
                                              =======      =======   =======

*  Adjusted for stock dividend: see Note 2

Under the 1996 and 1998 SOPs, the Company has reserved 1,640,169 shares (adjusted for 10% stock dividend) for issuance pursuant to the exercise of stock options which may be granted to directors and employees. The exercise price of the stock options is set at 100% of the fair market value of the stock price at date of grant. Such options will vest ratably over a five-year period and any unexercised options will expire ten years after vesting or 90 days after employment or service ends.

Details of stock options granted, vested, exercised, forfeited or terminated are as follows (adjusted for 10% stock dividend):

                          Weighted
                          average   Weighted
                         fair value average       Number of option shares
                          at date   exercise ---------------------------------
                          of grant   price     Total      Granted  Exercisable
                          --------   -----     -----      -------  -----------
For the year ended
 March 31, 1998: *
  Beginning balance                          1,004,789   1,004,789        --
  Options granted          $ 9.34   $ 21.43     19,800      19,800        --
  Options vested                                    --    (201,947)  201,947
  Options forfeited                   14.39     (5,170)     (5,170)       --
  Options exercised                   13.86     (3,295)         --    (3,295)
  Options terminated                                --          --        --
                                             ---------   ---------   -------
Number of option shares
 at March 31, 1998                  $ 13.83  1,016,124     817,472   198,652
                                             ---------   ---------   -------
For the year ended
 March 31, 1999: *
  Options granted         $ 9.88    $ 23.89    277,112     277,112        --
  Options assumed in
   acquisitions            15.64       6.26    162,810          --   162,810
  Options vested                                    --    (204,368)  204,368
  Options forfeited                   13.52     (2,817)     (2,817)       --
  Options exercised                    7.67    (25,855)         --   (25,855)
  Options terminated                                --          --        --
                                             ---------   ---------   -------
Number of option shares
 at March 31, 1999                  $ 15.05  1,427,374     887,399   539,975
                                             ---------   ---------   -------
For the nine months ended
 December 31, 1999:
  Options granted         $ 5.83    $ 15.63    192,239     192,239        --
  Options vested                                    --    (262,172)  262,172
  Options forfeited                   18.96    (16,477)    (16,477)       --
  Options exercised                    9.26     (8,755)         --    (8,755)
  Options terminated                                --          --        --
                                             ---------   ---------   -------
Number of option shares
 at December 31, 1999               $ 15.13  1,594,381     800,989   793,392
                                             =========   =========   =======

*  Adjusted for stock dividend:  see Note 2

Financial data pertaining to outstanding stock options granted at December 31, 1999 were as follows:

                   Weighted                           Weighted
                   average                 Number     average
                   exercise    Number        of       exercise
                   price of      of        option       price      Weighted
                   option      option      shares     of option    remaining
   Exercise        shares      shares    vested and     shares    contractual
    price          granted     granted   exercisable  exercisable    life
----------------   -------    --------   -----------  ----------- -----------
$ 1.30 to 4.68     $  4.09      50,518      50,518      $ 4.09      8.4 yrs
  5.66 to 8.83        6.04      53,761      53,761        6.04      8.3 yrs
 11.56 to 13.97      13.51     962,055     604,997       13.47      8.4 yrs
 15.06 to 19.75      15.55     240,159      31,680       15.73      8.7 yrs
 22.10 to 24.25      23.82     287,888      52,436       23.66      9.4 yrs
                             ---------     -------
                             1,594,381     793,392
                             =========     =======

SFAS No. 123, Accounting for Stock-based Compensation. requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions in the statement. Companies may continue following those rules to recognize and measure compensation as outlined in Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, but they are now required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provisions of SFAS No. 123. The Company continues to measure its employee stock-based compensation arrangements under the provisions of APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net income available to diluted common stock and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                         Nine Months
                                  Ended December 31    Years Ended March 31
                                  -----------------    --------------------
                                               1999        1999        1998
                                               ----        ----        ----
                                                (dollars in thousands,
                                              except per share amounts)
Net income attributable to common stock:
  Basic:
    As reported                            $ 12,869    $ 15,440    $ 13,122
    Pro forma                                11,891      14,113      12,088
  Diluted:
    As reported                            $ 12,869    $ 15,440    $ 13,122
    Pro forma                                11,891      14,113      12,088
Net income per common share:
  Basic:
    As reported                            $   1.23     $  1.46    $   1.30
    Pro forma                                  1.14        1.34        1.19
  Diluted:
    As reported                            $   1.19     $  1.40    $   1.25
    Pro forma                                  1.10        1.28        1.15

The compensation expense included in the pro forma net income attributable to diluted common stock and diluted earnings per share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in the nine months ended December 31, 1999: annual dividend yield of 2.75%, expected volatility of 30.8% to 38.5%, risk-free interest rates of 5.51% to 6.57% and expected lives of 8.5 to 12.5 years.

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

The actual regulatory capital ratios calculated for the Company and the Banks, along with the minimum capital amounts and ratios for capital adequacy purposes and to be categorized as well-capitalized under the regulatory framework for prompt corrective action were as follows:

                                                               Minimum to be
                                                                categorized
                                                                 as "well-
                                                Minimum         capitalized"
                                              for capital       under prompt
                                                adequacy     corrective action
                              Actual            purposes         provisions
                          Amount   Ratio     Amount   Ratio    Amount   Ratio
                          ------   -----     ------   -----    ------   -----
                                     (dollars in thousands)
December 31, 1999:
The Company consolidated
  Total capital to risk-
   weighted  assets     $ 160,152  12.79%  $ 100,163   8.00%     N/A      N/A
  Tier 1 capital to risk-
   weighted assets        146,612  11.71      50,082   4.00      N/A      N/A
  Tier 1 leverage capital
   to average assets      146,612   8.39      69,886   4.00      N/A      N/A

FSBW
  Total capital to risk-
   weighted asset s       107,294  13.27      64,704   8.00   $ 80,879  10.00%
  Tier 1 capital to risk-
   weighted assets         98,465  12.17      32,352   4.00     48,528   6.00
  Tier 1 leverage capital
   to average assets       98,465   7.74      50,907   4.00     63,633   5.00

IEB
  Total capital to risk-
   weighted assets         22,237  13.16      13,516   8.00     16,895  10.00
  Tier 1 capital to risk-
   weighted assets         20,485  12.13       6,758   4.00     10,137   6.00
  Tier 1 leverage capital
   to average assets       20,485   9.96       8,228   4.00     10,285   5.00

TB
  Total capital to risk-
   weighted assets         27,034   9.86      21,941   8.00     27,426  10.00
  Tier 1 capital to risk-
   weighted assets         24,075   8.78      10,970   4.00     16,456   6.00
  Tier 1 leverage capital
   to average assets       24,075   8.91      10,812   4.00     13,515   5.00

                                                               Minimum to be
                                                                categorized
                                                                 as "well-
                                                Minimum         capitalized"
                                              for capital       under prompt
                                                adequacy     corrective action
                              Actual            purposes         provisions
                          Amount   Ratio     Amount   Ratio    Amount   Ratio
                          ------   -----     ------   -----    ------   -----
                                     (dollars in thousands)
March 31, 1999:
The Company consolidated
  Total capital to risk-
   weighted  assets     $ 159,221  15.15%  $  84,063   8.00%     N/A      N/A
  Tier 1 capital to risk-
   weighted assets        146,961  13.99      42,032   4.00      N/A      N/A
  Tier 1 leverage capital
   to average assets      146,961   9.44      62,274   4.00      N/A      N/A

FSBW
  Total capital to risk-
   weighted assets        118,576  17.01      55,773   8.00   $ 69,716  10.00%
  Tier 1 capital to risk-
   weighted assets        110,161  15.80      27,886   4.00     41,829   6.00
  Tier 1 leverage capital
   to average assets      110,161   9.41      46,817   4.00     58,521   5.00

IEB
  Total capital to risk-
   weighted assets        20,165   12.69      12,714   8.00     15,893  10.00
  Tier 1 capital to risk-
   weighted assets        18,521   11.65       6,357   4.00      9,536   6.00
  Tier 1 leverage capital
   to average assets      18,521    9.60       7,717   4.00      9,647   5.00

TB
  Total capital to risk-
   weighted assets        19,450   10.03      15,510   8.00     19,387  10.00
  Tier 1 capital to risk-
   weighted assets        17,249    8.90       7,755   4.00     11,632   6.00
  Tier 1 leverage capital
   to average assets      17,249    8.87       7,779   4.00      9,723   5.00

Company management believes that as of December 31, 1999, the Company, FSBW, IEB and TB individually met all capital adequacy requirements to which they were subject. There have been no conditions or events since the end of the period that management believes have changed any Bank's individual category. The most recent notifications from the FDIC as of December 31, 1999, individually categorized the Banks as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Note 18: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on the results of operations or consolidated financial position at December 31, 1999.

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

Note 20: GOODWILL

Costs in excess of net assets acquired (goodwill) consisted of the following (in thousands):

                                                 December 31       March 31
                                                        1999           1999
                                                 -----------      ---------
Acquisitions of IEB, TB, WSB and SCB, net
 of accumulated amortization of $6,244,000
 and $3,880,000, respectively                    $    37,733      $  34,182
                                                 ===========      =========

Note 21: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments is as follows (in thousands):

                               December 31, 1999            March 31,1999
                            -----------------------   -----------------------
                              Carrying   Estimated      Carrying   Estimated
                               value     fair value      value     fair value
                            -----------  ----------   ----------   ----------
Assets:
  Cash                      $   44,769   $   44,769   $   72,503   $   72,503
  Securities available for
   sale                        348,347      348,347      362,021      362,021
  Securities held to maturity   13,770       13,716        2,155        2,235
  Loans receivable held for
   sale                          9,519        9,519       11,256       11,256
  Loans receivable           1,298,645    1,274,360    1,091,413    1,098,161
  FHLB stock                    24,543       24,543       23,137       23,137
  Mortgage servicing rights      1,584        1,776        1,671        1,853

Liabilities:
  Demand, NOW and Money
   Market accounts             342,952      342,952      311,686      311,686
  Regular savings               53,305       53,305       59,133       59,133
  Certificates of deposit      682,255      679,706      580,029      583,084
  FHLB advances                466,524      455,868      408,252      407,553
  Other borrowings              81,655       81,636       78,467       78,503

Off-balance-sheet financial
 instruments:
  Commitments to sell loans $       --   $       --   $       --   $       --
  Commitments to originate
   loans                            --           --           --           --
  Commitments to purchase
   securities                       --           --           --           --
  Commitments to sell
   securities                       --           --           --           --

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

Commitments: Commitments to sell loans with a notional balance of $2,647,000 and $3,791,000 at December 31, 1999 and March 31, 1999, respectively, have a carrying value of zero, representing the cost of such commitments.
Commitments to originate loans, $166,921,000 and $147,122,000 at December 31, 1999 and March 31, 1999, respectively, also have a carrying value of zero. There were no commitments to purchase or sell securities at December 31, 1999. The fair value of such commitments is also estimated to be zero based upon current market rates for similar loans and any fees received to enter into similar agreements.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not financial instruments include the deferred tax assets/liabilities; land, buildings and equipment; costs in excess of net assets acquired; and real estate held for sale.

Note 22: FIRST WASHINGTON BANCORP, INC. (FWWB)
         (PARENT COMPANY ONLY)

Summary financial information as of December 31, 1999 and March 31, 1999 is as follows (in thousands):

FWWB
Balance Sheets
December 31, 1999 and March 31, 1999               December 31       March 31
                                                          1999           1999
                                                          ----           ----
  ASSETS
    Cash                                           $    2,446     $       110
    Investment in subsidiaries                        175,586         182,578
    Deferred tax asset                                    405             273
    Other assets                                        2,556           2,376
                                                   ----------     -----------
                                                   $  180,993     $   185,337
                                                   ==========     ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities                                    $    1,820     $     1,730
    Stockholders' equity                              179,173         183,607
                                                   ----------     -----------
                                                   $  180,993     $   185,337
                                                   ==========     ===========
FWWB
Statements of Income
For the nine months ended December 31, 1999 and 1998 and the years ended March 31, 1999 and 1998
                                          Nine Months         Years Ended
                                       Ended December 31        March 31
                                     -------------------- -------------------
                                         1999       1998     1999       1998
                                         ----       ----     ----       ----
                                             (Unaudited)
  INTEREST INCOME:
    Certificates and time deposits   $     81   $     44  $     56   $    107
    Investments                            --        361       401        553
    ESOP loan                              --        325       325        678
                                     --------   --------  --------   --------
                                           81        730       782      1,338
  OTHER INCOME:
    Equity in undistributed income
     of subsidiaries                   13,679     11,742    16,010     13,201
    Miscellaneous                          --         --        --         --
                                     --------   --------  --------   --------
                                       13,760     12,472    16,792     14,539

  OTHER EXPENSE                         1,331      1,233     1,653      1,460
                                     --------   --------  --------    --------
                                       12,429     11,239    15,139     13,079
  PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                          (440)      (172)     (301)       (43)
                                     --------   --------  --------   --------
       NET INCOME                    $ 12,869   $ 11,411  $ 15,440   $ 13,122
                                     ========   ========  ========   ========

FWWB
Statements of Cash Flows
For the nine months ended December 31, 1999 and 1998 and the years ended March 31, 1999 and 1998

                                          Nine Months         Years Ended
                                       Ended December 31        March 31
                                     -------------------- -------------------
                                         1999       1998     1999       1998
                                         ----       ----     ----       ----
  OPERATING ACTIVITIES:                      (Unaudited)
    Net income                       $ 12,869   $ 11,411  $ 15,440   $ 13,122
    Adjustments to reconcile net
     income to net cash provided
     by operating activities:
      Equity in undistributed
       earnings of subsidiaries       (13,679)   (11,742)  (16,010)   (13,201)
      Net amortization of
       investment discounts                --       (354)     (394)      (553)
      Amortization of MRP liability       339        254       339        339
      (Increase) decrease in
       deferred taxes                     (67)        --        --        101
      (Increase) decrease in other
       assets                              52         (1)       44       (327)
      Increase (decrease) in other
       liabilities                        147        414      (123)        22
        Net cash provided (used) by  --------   --------  --------   --------
         operating activities            (339)       (18)     (704)      (497)
                                     --------   --------  --------   --------
  INVESTING ACTIVITIES:
    Purchase of securities
     available for sale                    --   (120,864) (136,831)  (164,686)
    Principal repayments and
     maturities of securities
     available for sale                    --    128,200   149,200    167,290
    Funds transferred to deferred
     compensation trust                   (66)       (60)      (80)       (80)
    Acquisitions of subsidiaries           --     (7,752)   (7,824)        --
    Dividends received from
     subsidiaries                      18,041      5,209     6,914     26,545
    Payments received on loan to
     ESOP for release of shares         1,305        633       633        542
    Additional investment in
     subsidiaries                      (4,494)    (2,658)   (5,730)      (216)
        Net cash provided (used) by  --------   --------  --------   --------
         investing activities          14,786      2,708     6,282     29,395
                                     --------   --------  --------   --------
  FINANCING ACTIVITIES:
    Repurchases of stock               (8,568)   (11,345)  (15,266)   (13,993)
    Repurchase of forfeited MRP
     shares                                --         (6)      (32)       (38)
    Net proceeds from exercise of
     stock options                        166        129       250         --
    Cash dividends paid                (3,709)    (2,611)   (3,597)    (2,583)
    Net cash provided (used) by      --------   --------  --------   --------
     financing activities             (12,111)   (13,833)  (18,645)   (16,614)
                                     --------   --------  --------   --------
NET INCREASE (DECREASE) IN CASH         2,336    (11,143)  (13,067)    12,284
CASH, BEGINNING OF PERIOD                 110     13,177    13,177        893
                                     --------   --------  --------   --------
CASH, END OF PERIOD                  $  2,446   $  2,034  $    110   $ 13,177
                                     ========   ========  ========   ========

FWWB
Statements of Cash Flows
For the nine months ended December 31, 1999 and 1998 and the years ended March 31, 1999 and 1998 (continued)

                                          Nine Months         Years Ended
                                       Ended December 31        March 31
                                     -------------------- -------------------
                                         1999       1998     1999       1998
                                         ----       ----     ----       ----
                                             (Unaudited)
  SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
    Interest paid                    $     --  $      --  $      --  $     --
    Taxes paid                       $     --  $      --  $      --  $     16
    Non-cash transactions:
      Net change in accrued
       dividends payable             $     52  $     119  $     477  $    149
      Increase of investment in
       subsidiary for shares
       released to ESOP
       participants as
       compensation                  $     --  $     291  $     291  $  1,642
      Net change in unrealized
       gain (loss) in deferred
       compensation trust and
       related liability,
       including subsidiaries        $     56  $   1,387  $   5,516  $  1,536
      Stock forfeited by MRP,
       including subsidiaries        $     --  $      --  $      --  $      6
      Recognize tax benefit of
       vested MRP shares, including
       subsidiaries                  $    188  $     276  $     276  $    231
      Non-cash portion of 10%
       stock dividend                $     --  $  24,371  $  24,360  $     --

The following summarizes the non-cash activities relating to acquisitions:
      Fair value of assets acquired  $     --  $(164,532) $(270,436) $     --
      Fair value of liabilities
       assumed                       $     --  $ 136,296  $ 230,012  $     --
      Fair value of stock issued to
       acquisitions' shareholders          --     20,484     32,527        --
                                     --------  ---------  ---------  --------
      Cash paid out in acquisition   $     --  $  (7,752) $  (7,897) $     --
      Less cash acquired                   --     17,080     21,774        --
                                     --------  ---------  ---------  --------
      Net cash acquired (used)       $     --  $   9,328  $  13,877  $     --
                                     ========  =========  =========  ========

Note 23: STOCK REPURCHASE

On November 19, 1996, the Company completed its stock repurchase program initiated in April 1996 which authorized the repurchase of 600,077 shares of its outstanding common stock. On November 20, 1996, the Company's Board of Directors approved continuance of the stock repurchase program authorizing the purchase of up to 10% of total shares outstanding over the next 12 months. Similar authorizations were approved by the Board of Directors in November 1997, October 1998 and November 1999. As of December 31, 1999, the Company has repurchased a total of 2,631,133 shares at an average price of $19.28 per share. The Company has reserved 480,067 shares for its MRP of which 441,839 shares were awarded as of December 31, 1999 (see Note 16 to financial statements). The remaining 38,228 unallocated shares are held as authorized but unissued shares reserved for the MRP. Management reissued 853,472 shares in connection with the acquisition of TB, and 507,053 shares in connection with the acquisition of WSB (see Note 2).

Note 24: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE
 (in thousands)


                                          Nine Months         Years Ended
                                       Ended December 31        March 31
                                     -------------------- -------------------
                                         1999       1998*    1999*      1998*
                                         ----       ----     ----       ----
                                             (Unaudited)
  Total shares issued                  12,002     12,002    12,002     12,002
   Less stock repurchased/retired
    including shares allocated to MRP    (826)      (900)   (1,059)      (537)

   Less unallocated shares held by
    the ESOP                             (746)      (775)     (824)      (891)
                                     --------   --------  --------   --------
   Basic weighted average shares
    outstanding                        10,430     10,327    10,119     10,574
                                     --------   --------  --------   --------
   Plus MRP and stock option
    incremental shares considered
    outstanding for diluted EPS
    calculations                          344        447       411        139
                                     --------   --------  --------   --------
   Diluted weighted average
    shares outstanding                 10,774     10,774    10,530     10,713
                                     ========   ========  ========   ========

   *  Weighted average shares, restated for 10% stock dividend

Note 25: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Results of operations on a quarterly basis were as follows (in thousands):

                                        Nine Months Ended December 31, 1999
                                        -----------------------------------
                                        First         Second          Third
                                        Quarter       Quarter       Quarter
                                        -------       -------       -------
Interest income                        $ 32,173      $ 33,595      $ 35,264
Interest expense                         16,926        17,609        18,666
                                       --------      --------      --------
  Net interest income                    15,247        15,986        16,598
Provision for loan losses                   710           510           665
  Net interest income after provision  --------      --------      --------
   for loan losses                       14,537        15,476        15,933
Non-interest income                       1,861         1,919         1,735
Non-interest expense                      9,783        10,594        10,145
  Income before provision for          --------      --------      --------
   income taxes                           6,615         6,801         7,523
Provision for income taxes                2,558         2,594         2,918
                                       --------      --------      --------
Net operating income                   $  4,057      $  4,207      $  4,605
                                       ========      ========      ========

Basic earnings per share               $   0.39      $   0.40      $   0.44
Diluted earnings per share             $   0.37      $   0.39      $   0.43
Cash dividends declared                $   0.12      $   0.12      $   0.12

Results of operations on a quarterly basis were as follows (in thousands):

                                       Year Ended March 31, 1999
                           ---------------------------------------------------
                            First         Second        Third         Fourth
                            Quarter       Quarter       Quarter       Quarter
                            -------       -------       -------       -------

Interest income            $ 25,799      $ 27,676      $ 28,347      $ 30,470
Interest expense             13,940        14,919        15,424        16,159
                           --------      --------      --------      --------
  Net interest income        11,859        12,757        12,923        14,311
Provision for loan losses       667           703           840           631
                           --------      --------      --------      --------
  Net interest income
   after provision
   for loan losses           11,192        12,054        12,083        13,680
Non-interest income           1,593         1,792         1,971         2,097
Non-interest expense          7,073         7,487         7,834         9,351
  Income before provision  --------      --------      --------      --------
   for income taxes           5,712         6,359         6,220         6,426

Provision for income
 taxes                        2,164         2,392         2,324         2,397
                           --------      --------      --------      --------
Net operating income       $  3,548      $  3,967      $  3,896      $  4,029
                           ========      ========      ========      ========

* Basic earnings per share $   0.33      $   0.38      $   0.38      $   0.37
* Diluted earnings per
  share                    $   0.32      $   0.36      $   0.36      $   0.36
* Cash dividends declared  $   0.08      $   0.09      $   0.09      $   0.12


                                       Year Ended March 31, 1998
                           ---------------------------------------------------
                            First         Second        Third         Fourth
                            Quarter       Quarter       Quarter       Quarter
                            -------       -------       -------       -------

Interest income            $ 20,062      $ 21,311      $ 21,837      $ 21,937

Interest expense             10,721        11,754        12,038        12,138
                           --------      --------      --------      --------
  Net interest income         9,341         9,557         9,799         9,799
Provision for loan losses       355           400           375           498
  Net interest income      --------      --------      --------      --------
   after provision
   for loan losses            8,986         9,157         9,424         9,301
Non-interest income             956         1,113         1,249         1,402
Non-interest expense          4,912         5,136         5,517         5,455
  Income before provision  --------      --------      --------      --------
   for income taxes           5,030         5,134         5,156         5,248
Provision for income taxes    1,785         1,837         1,951         1,873
                           --------      --------      --------      --------
Net operating income       $  3,245      $  3,297      $  3,205      $  3,375
                           ========      ========      ========      ========

* Basic earnings per share $   0.32      $   0.32      $   0.32      $   0.34
* Diluted earnings per
   share                   $   0.30      $   0.31      $   0.30      $   0.33
* Cash dividends declared  $   0.06      $   0.06      $   0.06      $   0.08

* Restated to reflect 10% stock dividend declared to stockholders of record as of August 10, 1998.

Note 27:  BUSINESS SEGMENTS

The Company is managed by legal entity or Bank, not by lines of business.
Each Bank is managed by its executive management team that is responsible for its own lending, deposit operations, information systems and administration. Marketing, sales training assistance, credit card administration and human resources administration is provided from a central source at FSBW, and costs are allocated to the individual Banks using appropriate methods based on usage. In addition, corporate overhead and centralized administrative costs are allocated to each Bank. The accounting policies followed by each Bank are the same as those described in Note 1 to the Consolidated Financial Statements.

FSBW is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. FSBW is increasing involvement in non-mortgage commercial and agricultural lending while continuing to be actively engaged in residential mortgage lending for the purchase of homes and home construction. FSBW's primary business is originating loans for portfolio in its primary market area, which consists of the states of Washington and Idaho. FSBW's wholly owned subsidiary, Northwest Financial Corporation, provides trustee services for FSBW, is engaged in real estate sales and receives commissions from the sale of annuities. FSBW includes WSB and SCB effective January 1, 1999 and April 1, 1999, respectively.

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

Financial highlights by legal entity were as follows:

                                    Nine Months Ended December 31, 1999
                      -------------------------------------------------------
                                        (dollars in thousands)
Condensed Income Statement
                          FSBW       IEB         TB      Other *      Total
                      ----------   -------    --------   -------   ----------
Net interest income
 (loss)               $   29,100   $ 8,316    $ 10,334   $    81   $   47,831
Provision for loan
 losses                      650       135       1,100        --        1,885
Other income               2,997     1,631         934       (47)       5,515
Other expenses            17,181     5,143       6,913     1,285       30,522
Income (loss) before  ----------   -------    --------   -------   ----------
 income taxes             14,266     4,669       3,255    (1,251)      20,939
Income taxes (benefit)     4,906     2,090       1,515      (441)       8,070
                      ----------   -------    --------   -------   ----------
Net income (loss)     $    9,360   $ 2,579    $  1,740   $  (810)  $   12,869
                      ==========   =======    ========   =======   ==========

                                        December 31, 1999
                      --------------------------------------------------------
Total Assets          $1,302,054   $215,124   $302,487   $   445   $1,820,110
                      ==========   ========   ========   =======   ==========

* Includes intercompany eliminations and holding company amounts.

                          Nine Months Ended December 31, 1998 (Unaudited)
                      -------------------------------------------------------
                                        (dollars in thousands)
Condensed Income Statement
                          FSBW       IEB         TB      Other *      Total
                      ----------   -------    --------   -------   ----------
Net interest income
 (loss)               $   21,786   $ 7,620    $  7,403   $   730   $   37,539
Provision for loan
 losses                    1,553       192         465        --        2,210
Other income               2,634     1,944         778        --        5,356
Other expenses            11,034     4,987       5,139     1,234       22,394
Income (loss) before  ----------   -------    --------   -------   ----------
 income taxes             11,833     4,385       2,577      (504)      18,291

Income taxes (benefit)     3,849     1,948       1,256      (173)       6,880
                      ----------   -------    --------   -------   ----------
Net income (loss)     $    7,984   $ 2,437    $  1,321   $  (331)  $   11,411
                      ==========   =======    ========   =======   ==========

                                   December 31, 1998 (Unaudited)
                       -------------------------------------------------------
Total Assets          $1,071,628   $207,499   $191,537   $(1,207)  $1,469,457
                      ==========   ========   ========   =======   ==========

                                      Year Ended March 31, 1999
                      -------------------------------------------------------
                                        (dollars in thousands)
Condensed Income Statement
                          FSBW       IEB         TB      Other *      Total
                      ----------   -------    --------   -------   ----------
Net interest income
 (loss)               $   30,712   $10,114    $ 10,242   $   782   $   51,850
Provision for loan
 losses                    1,870       226         745        --        2,841
Other income               3,875     2,528       1,071       (21)       7,453
Other expenses            16,049     6,841       7,223     1,632       31,745
Income (loss) before  ----------   -------    --------   -------   ----------
 income taxes             16,668     5,575       3,345      (871)      24,717
Income taxes (benefit)     5,442     2,490       1,646      (301)       9,277
                      ----------   -------    --------   -------   ----------
Net income (loss)     $   11,226   $ 3,085    $  1,699   $  (570)  $   15,440
                      ==========   =======    ========   =======   ==========

                                           March 31, 1999
                      -------------------------------------------------------
Total Assets          $1,193,269   $204,539   $233,485   $   607   $1,631,900
                      ==========   ========   ========   =======   ==========

* Includes intercompany eliminations and holding company amounts.

                                      Year Ended March 31, 1998
                      -------------------------------------------------------
                                        (dollars in thousands)
Condensed Income Statement
                          FSBW       IEB         TB      Other *      Total
                      ----------   -------    --------   -------   ----------
Net interest income
 (loss)               $   27,417   $ 9,741    $    N/A   $ 1,338   $   38,496
Provision for loan
 losses                    1,559        69         N/A        --        1,628
Other income               2,556     2,164         N/A        --        4,720
Other expenses            13,163     6,397         N/A     1,460       21,020
Income (loss) before  ----------   -------    --------   -------   ----------
 income taxes             15,251     5,439         N/A      (122)      20,568

Income taxes (benefit)     5,098     2,391         N/A       (43)       7,446
                      ----------   -------    --------   -------   ----------
Net income (loss)     $   10,153   $ 3,048         N/A   $   (79)  $   13,122
                      ==========   =======    ========   =======   ==========

                                           March 31, 1998
                      -------------------------------------------------------

Total Assets          $  952,644   $183,321   $    N/A   $18,107   $1,154,072
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

10{l} 1998 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders held on July 24,
       1998).

21     Subsidiaries of the Registrant.

23     Independent Auditors Consent.

27     Financial Data Schedule.

                                   Exhibit 21

                          Subsidiaries of the Registrant



Parent
------

First Washington Bancorp, Inc.



                                 Percentage of        Jurisdiction of
Subsidiaries                     ownership            State of Incorporation
------------                     -------------        ----------------------

First Savings Bank of
 Washington (1)                      100%             Washington

Inland Empire Bank (1)               100%             Oregon

Towne Bank of Woodinville (1)        100%             Washington

Northwest Financial
 Corporation (2)                     100%             Washington

Pioneer American Property
 Company (3)                         100%             Oregon

Inland Securities Corporation (3)    100%             Oregon

------------
(1) Wholly-owned by the First Washington Bancorp, Inc.
(2) Wholly-owned by the First Savings Bank of Washington.
(3) Wholly-owned by Inland Empire Bank.

                                 Exhibit 23

                          Independent Auditors' Consent

INDEPENDENT AUDITORS' CONSENT
==============================================================================

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193 and 333-71625 of First Washington Bancorp, Inc. on Form S-8 of our report dated March 5, 2000, appearing in the Annual Report on Form 10-K of First Washington Bancorp, Inc. for the nine-month period ended December 31, 1999.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Seattle, Washington
March 5, 2000