Form 10-Q
period 2000-03-31
FIRST WASHINGTON BANCORP INC /WA/
filed 2000-05-15
CIK 946673

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the quarterly period ended.......................  March 31, 2000
                                                            --------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from                 to               .
                                    ---------------    -------------

                     Commission File Number  0-26584
                                            ---------

                           FIRST WASHINGTON BANCORP, INC.
                           ------------------------------
              (Exact name of registrant as specified in its charter)

        Washington                                       91-1691604
--------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

               10 S. First Avenue        Walla Walla, Washington  99362
               --------------------------------------------------------
                (Address of principal executive offices and zip code)

                                   (509) 527-3636
                             -------------------------
               (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. (1)  Yes  X     No
                                                        ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of class:                              As of April 30, 2000
      ---------------                              --------------------
Common stock, $.01 par value                       11,128,942 shares *

     * Includes 677,846 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts.

                 First Washington Bancorp, Inc. and Subsidiaries
                                Table of Contents
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition
as of March 31, 2000 and December 31, 1999 . . . . . . . . . . . . . . . .  2

Consolidated Statements of Income
for the Quarters Ended March 31, 2000 and 1999 . . . . . . . . . . . . . .  3

Consolidated Statements of Comprehensive Income
for the Quarters ended March 31, 2000 and 1999 . . . . . . . . . . . . . .  4

Consolidated Statements of Changes in Stockholders' Equity
for the Quarters Ended March 31, 2000 and 1999 . . . . . . . . . . . . . . .5

Consolidated Statements of Cash Flows
for the Quarters Ended March 31, 2000 and 1999 . . . . . . . . . . . . . .  7

Selected Notes to Consolidated Financial Statements. . . . . . . . . . . .  9

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Recent Developments and Significant Events . . . . . . . . . . . . . . . . 15

Comparison of Financial Condition at March 31, 2000 and March 31, 1999 . . 15

Comparison of Results of Operations for the Quarters Ended March 31,
2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Asset Quality. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Market Risk and Asset/Liability Management . . . . . . . . . . . . . . . . 22

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

Item 4. Submission of Matters to a Vote of Stockholders. . . . . . . . . . 27

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                      March 31, 2000 and December 31, 1999

                                                    (Unaudited)
                                                      March 31    December 31
ASSETS                                                    2000           1999
                                                    ----------    -----------
Cash and due from banks                             $   62,630    $   44,769
Securities available for sale, cost $358,744
 and $356,617                                          350,495       348,347
Securities held to maturity, fair value
 $17,011 and $13,716                                    16,915        13,770
Federal Home Loan Bank stock                            25,812        24,543
Loans receivable:
   Held for sale, fair value $11,892 and $9,519         11,892         9,519
   Held for portfolio                                1,361,389     1,312,186
   Allowance for loan losses                           (13,951)      (13,541)
                                                    ----------    ----------
                                                     1,359,330     1,308,164

Accrued interest receivable                             12,136        10,732
Real estate held for sale, net                           3,551         3,293
Property and equipment, net                             17,025        16,637
Costs in excess of net assets acquired
(goodwill), net                                         36,941        37,733
Deferred income tax asset, net                           5,337         5,338
Other assets                                             6,179         6,784
                                                    ----------    ----------
                                                    $1,896,351    $1,820,110
                                                    ==========    ==========
LIABILITIES
Deposits:
   Non-interest-bearing                             $  118,904    $  114,252
   Interest-bearing                                  1,004,818       963,900
                                                    ----------    ----------
                                                     1,123,722     1,078,152

Advances from Federal Home Loan Bank                   496,352       466,524
Other borrowings                                        73,521        81,655
Accrued expenses and other liabilities                  15,374        10,524
Deferred compensation                                    2,018         1,944
Deferred income tax liability, net                          --            --
Income taxes payable                                     4,481         2,138
                                                    ----------    ----------
                                                     1,715,468     1,640,937
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                        --            --
Common stock - $0.01 par value, 27,500,000
 shares authorized, 12,001,562 shares issued:
   11,124,470 shares and 11,215,756 shares
    outstanding at March 31, 2000 and December
    31, 1999,  respectively.                           121,707       123,204
Retained earnings                                       72,066        69,170
Accumulated other comprehensive income:
   Unrealized gain (loss) on securities
    available for sale                                  (5,311)       (5,331)
Unearned shares of common stock issued to
 Employee Stock Ownership Plan (ESOP) trust:
   677,846 and 677,846 restricted shares
    outstanding at March 31, 2000 and December
    31, 1999,  respectively, at cost                    (6,162)       (6,162)

Carrying value of shares held in trust for stock
 related compensation plans                             (3,835)       (4,041)
Liability for common stock issued to deferred,
 stock related, compensation plan                        2,418         2,333
                                                    ----------    ----------
                                                        (1,417)       (1,708)
                                                    ----------    ----------
                                                       180,883       179,173
                                                    ----------    ----------
                                                    $1,896,351    $1,820,110
                                                    ==========    ==========

                See notes to consolidated financial statements

                 FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited) (in thousands except for per share amounts)

                                                         Quarters Ended
                                                            March 31
                                                    -------------------------
                                                      2000             1999
INTEREST INCOME:                                    --------        --------
   Loans receivable                                 $ 29,932        $ 24,361
   Mortgage-backed securities                          3,955           3,323
   Securities and deposits                             2,743           2,786
                                                    --------        --------
                                                      36,630          30,470
INTEREST EXPENSE:
   Deposits                                           11,762           9,326
   Federal Home Loan Bank advances                     7,036           5,779
   Other borrowings                                    1,187           1,054
                                                    --------        --------
                                                      19,985          16,159
                                                    --------        --------
    Net interest income before
    provision for loan losses                         16,645          14,311

PROVISION FOR LOAN LOSSES                                545             631
                                                    --------        --------
 Net interest income                                  16,100          13,680

OTHER OPERATING INCOME:
   Loan servicing fees                                   232             212
   Other fees and service charges                      1,157           1,031
   Gain on sale of loans                                 187             832
   Gain (loss) on sale of securities                      --               4
   Miscellaneous                                          55              18
                                                    --------        --------
    Total other operating income                       1,631           2,097

OTHER OPERATING EXPENSES:
   Salary and employee benefits                        6,256           5,618
   Less capitalized loan origination costs              (791)           (690)
   Occupancy and equipment                             1,677           1,391
   Information/computer data services                    575             473
   Advertising                                           160             174
   Deposit insurance                                      54              80
   Amortization of goodwill                              792             683
   Miscellaneous                                       2,087           1,622
                                                    --------        --------

    Total other operating expenses                    10,810           9,351
                                                    --------        --------
    Income before provision for income taxes           6,921           6,426

PROVISION FOR INCOME TAXES                             2,496           2,397
                                                    --------        --------
NET INCOME                                          $  4,425        $  4,029
                                                    ========        ========
Net income per common share, see Note 5:

   Basic                                            $    .43        $    .37
   Diluted                                          $    .42        $    .36

Cumulative dividends declared per common share:     $    .14        $    .12

                 FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (Unaudited) (in thousands)

                                                         Quarters Ended
                                                            March 31
                                                    -------------------------
                                                      2000             1999
                                                    --------        --------

NET INCOME:                                         $  4,425        $  4,029

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF INCOME TAXES:
    Unrealized holding gain (loss) during
     the period, net of deferred income tax
     (benefit) of $1 and (79);                            20            (141)
     respectively.
    Less adjustment for gains included in net
     income net of income tax of $0 and $1;               --              (3)
                                                    --------        --------
    Other comprehensive income (loss)                     20            (144)
                                                    --------        --------
COMPREHENSIVE INCOME                                $  4,445        $  3,885
                                                    ========        ========

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Unaudited) (in thousands)
                For the Quarters Ended March 31, 2000 and 1999

                                                            2000        1999
                                                       ---------   ---------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period                         $ 123,204   $ 122,049
    Issuance of stock in connection with
     acquisitions                                             --      11,516
    Assumption of options in connection with
     acquisitions                                             --         527
    Release of earned ESOP shares                             --          --
    Recognition of tax benefit due to vesting of
     MRP shares                                               --          --
    Issuance of shares to MRP                                 --          --
    Repurchase of forfeited shares from MRP                  (11)        (29)
    Net proceeds (cost) of treasury stock reissued
     for exercised stock options                             113          20
    Purchase and retirement of treasury stock             (1,599)     (3,914)
    Net issuance of stock throughout employees'
     stock plan                                               --         601
                                                       ---------   ---------
  Balance, end of period                                 121,707     130,770

RETAINED EARNINGS:
  Balance, beginning of period                            69,170      57,273
    Net income                                             4,425       4,029
    Cash dividends                                        (1,529)     (1,344)
                                                       ---------   ---------
  Balance, end of period                                  72,066      59,958

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning  of period                           (5,331)      2,440
    Other comprehensive income (loss), net of
     related income taxes                                     20        (144)
                                                       ---------   ---------
  Balance, end of period                                  (5,311)      2,296

UNEARNED, RESTRICTED ESOP SHARES AT COST:
  Balance, beginning of period                            (6,162)     (6,781)
    Release of earned ESOP shares                             --          --
                                                       ---------   ---------
  Balance, end of period                                  (6,162)     (6,781)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS:
  Balance, beginning of period                            (1,708)     (4,098)
    Cumulative effect of change in accounting
     for Rabbi Trust, see Note 2                              --       1,095
    Net change in number and/or valuation of
     shares held in trust                                     11          17
    Amortization of compensation related to MRP              280         301
                                                       ---------   ---------
  Balance, end of period                                  (1,417)     (2,635)
                                                       ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                             $ 180,883   $ 183,608
                                                       =========   =========

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (Unaudited) (continued) (in thousands)
                For the Quarter Ended March 31, 2000 and 1999

                                                            2000        1999
                                                       ---------   ---------

COMMON STOCK, SHARES ISSUED:
  Number of shares, beginning of period                   12,002      12,002
                                                       ---------   ---------
  Number of shares, end of period                         12,002      12,002
                                                       ---------   ---------
LESS TREASURY STOCK RETIRED/REPURCHASED:
  Number of shares, beginning of period                     (786)       (700)
    Purchase of treasury stock                              (113)       (170)
    Purchase of treasury stock used for exercised
     stock options                                            --          --
    Reissuance of treasury stock to deferred
     compensation plan and/or exercised stock
     options                                                  22          10
    Shares reissued in acquisition of Towne Bank              --         508
    Repurchase of shares forfeited from MRP                   (1)         (2)
    Number of shares retired/repurchased, end of       ---------   ---------
     period                                                 (878)       (354)
                                                       ---------   ---------
    Shares issued and outstanding, end of period          11,124      11,648
                                                       =========   =========

Unearned, restricted ESOP shares:
  Number of shares, beginning of period                     (678)       (746)
    Release of earned shares                                  --          --
                                                       ---------   ---------
  Number of shares, end of period                           (678)       (746)
                                                       =========   =========

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (in thousands)
                For the Quarters Ended March 31, 2000 and 1999

                                                            2000        1999
                                                       ---------   ---------
OPERATING ACTIVITIES
  Net income                                           $   4,425   $   4,029
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Deferred taxes                                             --          (1)
   Depreciation                                              628         605
   Loss (gain) on sale of securities                          --          (4)
   Net amortization of premiums and discounts
    on investments                                            37         330
   Amortization of costs in excess of net assets
    acquired                                                 792         682
   Amortization of MRP compensation liability                280         301
   Loss (gain) on sale of loans                             (173)       (590)
   Net changes in deferred loan fees, premiums
    and discounts                                            245          (3)
   Loss (gain) on disposal of real estate held for sale        2          11
   Loss (gain) on disposal of property and equipment           8          --
   Capitalization of mortgage servicing rights from
    sale of mortgages with servicing retained                (14)       (242)
   Amortization of mortgage servicing rights                  68          81
   Provision for losses on loans and real estate
    held for sale                                            554         631
   FHLB stock dividend                                      (403)       (435)
   Cash provided (used) in operating assets and
    liabilities:
      Loans held for sale                                 (2,373)      3,450
      Accrued interest receivable                         (1,404)       (891)
      Other assets                                           545         907
      Deferred compensation                                  141         138
      Accrued expenses and other liabilities               4,644        (913)
      Income taxes payable                                 2,343         169
                                                       ---------   ---------
        Net cash provided (used) by operating
         activities                                       10,345       8,255
                                                       ---------   ---------
INVESTING ACTIVITIES:
  Purchase of securities available for sale              (10,751)    (71,004)
  Principal payments and maturities of securities
   available for sale                                      8,577      53,264
  Proceeds from sales of securities available for sale        --         431
  Purchase of securities held to maturity                 (3,249)         --
  Principal payments and maturities of securities
   held to maturity                                          114         137
  (Sale) purchase of FHLB stock                             (866)        388
  Loans originated and closed - net                     (193,230)   (204,814)
  Purchase of loans and participating interest in
   loans                                                  (4,665)    (27,065)
  Proceeds from sales of loans and participating
   interest in loans                                      15,896      44,483
  Principal repayments on loans                          131,984     136,602
  Purchase of property and equipment                      (1,034)       (673)
  Proceeds from sale of property and equipment                10          --
  Additional capitalized costs of  real estate
   held for sale net of insurance proceeds                   (33)        (80)
  Proceeds from sale of real estate held for sale            369         988
  Funds transferred to deferred compensation plan
   trusts                                                   (61)        (390)
  Acquisitions, net cash (used) acquired                     --        4,549
                                                       ---------   ---------
     Net cash used by investing activities               (56,939)    (63,184)
                                                       ---------   ---------

                             (Continued on next page)

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (in thousands)
                For the Quarters Ended March 31, 2000 and 1999
                           (Continued from prior page)

                                                            2000        1999
                                                       ---------   ---------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                      $  45,570   $  56,583
  Proceeds from FHLB advances                            236,000      56,253
  Repayment of FHLB advances                            (206,172)    (48,852)
  Proceeds from reverse repurchase borrowings                 --          --
  Repayments of reverse repurchase borrowings             (1,561)     (1,754)
  Increase (decrease) in other borrowings                 (6,573)     (4,151)
  Compensation expense recognized for shares
   released for allocation to participants of
   the ESOP:
   Original basis of shares                                   --          --
   Excess of fair value of released shares over basis         --          (1)
  Cash dividends paid                                     (1,323)       (985)
  Net (cost) proceeds of exercised stock options             113          20
  Purchase of treasury stock                              (1,599)     (3,914)
                                                       ---------   ---------
   Net cash provided by financing activities              64,455      53,199
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS        17,861      (1,730)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD              44,769      74,233
                                                       ---------   ---------
CASH AND DUE FROM BANKS, END OF PERIOD                 $  62,630   $  72,503
                                                       =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                        $  19,251   $  15,927
  Taxes paid                                           $     150   $   1,739
  Non-cash transactions:
    Loans, net of discounts, specific loss
     allowances and unearned income transferred
     to real estate owned                              $     605   $      36
    Net change in accrued dividends payable            $     206   $     358
    Net change in unrealized gain (loss) in deferred
      compensation trust and related liability         $      59   $   2,111
    Treasury stock forfeited by MRP                    $      11   $      29
    Treasury stock issued to MRP                       $      --   $     601
    Fair value of stock issued and options
     assumed in connection with acquisitions           $      --   $  12,043

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

Basis of Presentation:
----------------------
The unaudited consolidated financial statements of First Washington Bancorp, Inc. (FWWB or the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include FWWB's wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). The balance sheet data at December 31, 1999, is derived from FWWB's audited financial statements. Certain information and note disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in FWWB's Annual Report on Form 10-K for the nine months ended December 31, 1999 (File No. 0-26584).

Changes in Fiscal Year End:
---------------------------
During May of 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the quarter ended March 31, 2000 is compared to the unaudited quarter ended March 31, 1999.

Certain amounts in the prior periods' financial statements and/or schedules have been reclassified to conform to the current period's presentation. These reclassifications affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.

Note 2:  Recent Developments and Significant Events

New Mortgage Lending Subsidiary:
--------------------------------
On April 1, 2000 FSBW opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, with John Satterberg as President. Primary lending activities for CFC will be in the area of construction and permanent financing for one-to -four single family residential dwellings. CFC, an Oregon corporation, will function as a wholly owned subsidiary of First Savings Bank of Washington. FSBW has capitalized CFC with $2 million of equity capital and will provide funding support for CFC's lending operations.

Consolidation of Banking Operations:
------------------------------------
On July 22, 1999 the Company announced its plans to combine its three separate banking subsidiaries into a single community banking franchise. The combination was designed to strengthen the Company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. The consolidation was intended to be done in stages. The first phase, which was expected to be completed by January 1, 2000, included the merger of TB and FSBW and the selection of a single name and charter to be used by TB, FSBW and its Division, Whatcom State Bank (WSB) and Seaport Citizens Bank (SCB). Final integration of all data processing into a common system and the merger of Inland Empire Bank was scheduled for completion by December 31, 2000.

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

Stock Compensation Plan:
------------------------
In July 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on the accounting treatment for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested. The consensus position (EITF 97-14) was applied as of September 30, 1998 for all awards granted, and existing plans were required to be amended prior to September 30, 1998. Application of the consensus is reflected as a change in accounting principle under which the Company stock purchased for a Rabbi trust obligation and the related liability for deferred compensation are recorded at acquisition cost. Prior to this change the stock was recorded at fair market value. The effect of this change in accounting increased equity by $1.1 million and reduced the related liability for deferred compensation by the same amount.

Seaport Citizens Bank
---------------------
On April 1, 1999, FWWB and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase in the current period and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $108,100 per quarter, beginning in the first quarter of the current period, or $433,000 per year. Founded in 1979, SCB is a commercial bank which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operates two full service branches in Lewiston, Idaho. SCB's results of operations are included in the Company's consolidated results of operations (or financial statements) for the quarter ended March 31, 2000.

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

FSBW is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for construction of residential dwellings. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate and consumer loans. More recently, FSBW has increased its non-residential lending, has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers and has expanded its consumer lending activities. FSBW's primary business is originating loans for portfolio in its primary market areas, which consists of southeast, central, north central, and western Washington state and northwest Idaho and providing deposit services to customers in the areas of eastern Washington and western Idaho where it has full service branch offices. FSBW's wholly owned subsidiary, Northwest Financial Corporation, provides trustee services for FSBW, is engaged in real estate sales and receives commissions from the sale of annuities.

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

Financial highlights by legal entity were as follows:

                                   Quarter Ended March 31, 2000
                     --------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Net interest income
 (loss)              $    9,983   $  2,605    $   4,040  $    17  $    16,645
Provision for loan
 losses                     275         70          200       --          545

Other income                816        436          393      (14)       1,631
Other expenses            5,910      1,765        2,675      460       10,810
Income (loss)        ----------   --------    ---------  --------  ----------
 before income
 taxes                    4,614      1,206        1,558     (457)       6,921
Income taxes (benefit)    1,429        558          669     (160)       2,496
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    3,185   $    648    $     889  $  (297)  $    4,425
                     ==========   ========    =========  ========  ==========

                                           March 31, 2000
                     --------------------------------------------------------
Total Assets         $1,350,352   $221,412    $ 324,113  $    474  $1,896,351
                     ==========   ========    =========  ========  ==========

                                   Quarter Ended March 31, 1999
                     --------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Net interest income
 (loss)              $    8,926   $  2,494    $   2,839  $    52  $    14,311
Provision for loan
 losses                     317         34          280       --          631
Other income              1,241        584          293      (21)       2,097
Other expenses            5,015      1,854        2,084      398        9,351
Income (loss)        ----------   --------    ---------  --------  ----------
 before income
 taxes                    4,835      1,190          768     (367)       6,426
Income taxes (benefit)    1,593        542          390     (128)       2,397
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    3,242   $    648    $     378  $   (239) $    4,029
                     ==========   ========    =========  ========  ==========

                                           March 31, 1999
                     --------------------------------------------------------
Total Assets         $1,193,269   $204,539    $ 233,485  $    607  $1,631,900
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

Note 4:  Additional Information Regarding Interest-Bearing Deposits and
         Securities

The following table sets forth additional detail on FWWB's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):


                                          March 31         December 31
                                              2000                1999
                                         ---------         -----------
Interest-bearing deposits included
   in cash and due from banks            $  17,020         $     2,960
                                         ---------         -----------

Mortgage-backed securities                 225,852             230,006
Other securities-taxable                   106,116              95,992
Other securities-tax exempt                 31,895              32,350
Other stocks with dividends                  3,547               3,769
                                         ---------         -----------
    Total securities                       367,410             362,117

Federal Home Loan Bank (FHLB) stock         25,812              24,543
                                         ---------         -----------
                                         $ 410,242         $   389,620
                                         =========         ===========


The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                                 Quarters Ended
                                                     March 31
                                              2000                1999
                                         ---------         -----------
Mortgage-backed securities               $   3,955         $     3,323
                                         ---------         -----------

Taxable interest and dividends               1,865               1,852
Tax-exempt interest                            476                 499
Federal  Home Loan Bank stock-dividends        402                 435
                                         ---------         -----------
                                             2,743               2,786
                                         ---------         -----------
                                         $   6,698         $     6,109
                                         =========         ===========

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS) and Calculation of Outstanding Shares

                                                   Calculation of
                                         Weighted Average Shares Outstanding
                                               for Earnings Per Share
                                               ----------------------
                                                   (in thousands)

                                                   Quarters Ended
                                                      March 31
                                                 -----------------
                                                    2000      1999
                                                 -------   -------
Total shares originally issued                    12,002    12,002
  Less retired shares and treasury stock plus
   unvested shares allocated to MRP                 (975)     (493)
  Less unallocated shares held by the ESOP          (678)     (746)
                                                 -------   -------
Basic weighted average shares outstanding         10,349    10,763
Plus unvested MRP and stock option incremental
 shares considered outstanding for diluted
  EPS calculations                                   175       464
                                                 -------   -------
Diluted weighted average shares outstanding       10,524    11,227
                                                 =======   =======


                                                    Calculation of
                                                Outstanding Shares at
                                                ---------------------
                                                   (in thousands)

                                                March 31  December 31
                                                    2000         1999
                                                --------  -----------

Total shares issued                               12,002       12,002
  Less retired shares and treasury stock            (878)        (786)
                                                --------  -----------
Outstanding shares issued                         11,124       11,216
                                                ========  ===========

ITEM 2  -  Management's Discussion and Analysis of Financial Condition and
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

During May 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the quarter ended March 31, 2000 is compared to the unaudited quarter ended March 31, 1999.

The operating results of FWWB depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of FWWB's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, FWWB's net interest income significantly increased for the quarter ended March 31, 2000, when compared to the same period for the prior year. This increase in net interest income was due in part to the growth in average asset and liability balances from the acquisition of SCB on April 1, 1999, although significant asset and liability growth also occurred at FSBW, IEB and TB. The increase in net interest income also reflects a small 1 basis point, expansion of the interest rate spread resulting from changes in the mix of assets and liabilities and changes in the levels of various market interest rates. The net interest margin, on the other hand, declined 3 basis points reflecting the increased use of interest-bearing liabilities relative to interest-earnings assets as the Company continued to leverage its equity capital. FWWB's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Recent Developments and Significant Events

See Note 2 to Financial Statements

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Total assets increased $76.0 million, or 4.2%, from $1.820 billion at December 31, 1999, to $1.896 billion at March 31, 2000. The growth of $76.0 million was spread among all three subsidiary Banks and was funded primarily with deposit growth and advances from the FHLB. This growth represented a continuation of management's plans to further leverage FWWB's capital and reflects the solid economic conditions in the markets where FWWB operates. Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $51.2 million, or 3.9%, from $1.308 billion at December 31, 1999, to $1.359 billion at March 31, 2000. The increase in gross loans of $65.2 million from $1.412 billion at December 31, 1999, to $1.477 billion at March 31, 2000, consisted of $5.8 million of residential mortgages, $27.0 million of mortgages secured by commercial and multifamily real estate, $19.3 million of construction and land loans and $12.9 million of non-mortgage loans such as commercial, agricultural and consumer loans. These balances reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate and non-mortgage loans. The majority of the increase in assets was funded by a net increase of $75.4 million in deposits and FHLB advances. Asset growth was also funded by net income from operations. Deposits grew $45.6 million, or 4.2%, from $1.078 billion at December 31, 1999, to $1.124 billion at March 31, 2000. FHLB advances increased $29.8 million from $466.5 million at December 31, 1999, to $496.4 million at March 31, 2000. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $8.1 million, from $81.7 million at December 31, 1999, to $73.5 million at March 31, 2000. Securities available for sale and held to maturity increased $5.3 million, or 1.5%, from $362.1 million at December 31, 1999, to $367.4 million at March 31, 2000. FHLB stock increased $1.3 million, as FWWB was required to purchase more stock as a result of its increased use of FHLB advances.

Comparison of Results of Operations for the Quarters Ended March 31, 2000 and
1999

General. Net income for the quarter ended March 31, 2000 was $4.4 million, or $.42 per share (diluted), compared to net income of $4.0 million, or $.36 per share (diluted), for the quarter ended March 31, 1999. Net income for the quarter ended March 31, 2000 increased $400,000 from the comparable quarter ended March 31, 1999. FWWB's improved operating results reflect the significant growth of assets and liabilities which was offset somewhat by the 3 basis point decline in net interest margin, decreased non-interest revenues, and increased operating expenses and amortization of goodwill. Compared to levels a year ago, total assets increased 16.2% to $1.896 billion at March 31, 2000, total loans rose 23.3% to $1.359 billion, deposits grew 18.2% to $1.124 billion and borrowings increased 17.1% to $569.9 million. Net interest margin declined, despite a 1 basis point increase in net interest spread, reflecting the increased use of interest-bearing liabilities relative to interest-earning assets as the Company continued to leverage its equity capital. Average equity was 9.80% of average assets for the quarter ended March 31, 2000, compared to 11.35% of average assets for the quarter ended March 31, 1999.
The modest changes in net interest spread and net interest margin are notable in light of the significant changes in the level of market interest rates over the past twelve months.

Interest Income. Interest income for the quarter ended March 31, 2000 was $36.6 million compared to $30.5 million for the quarter ended March 31, 1999, an increase of $6.1 million, or 20.2%. The increase in interest income was a result of a $243.9 million, or 16.3%, growth in average balances of interest-earning assets, and a 21 basis point increase in the average yield on those assets. The yield on average assets increased to 8.45% for the quarter ended March 31, 2000 compared to 8.24% for the same period a year earlier. Average loans receivable for the quarter ended March 31, 2000 increased by $250.5 million, or 23.0%, when compared to the quarter ended March 31, 1999, reflecting the acquisition of SCB and significant internal growth. Interest income on loans increased by $5.6 million, or 22.9%, compared to the prior year, reflecting the impact of the increase in average loan balances and despite 8 basis point decrease in the average yield. The decline in average loan yield largely resulted from the significant decline in market interest rates, including a 75 basis point decline in the prime rate, in the third and fourth calendar quarters of 1998, and the subsequent prepayment and refinancing of many higher yielding loans in the lower interest rate environment that prevailed in the first two calendar quarters of 1999. In particular the higher level of loan prepayments in the quarter ended March 31, 1999, led to accelerated recognition of previously deferred loan fees as interest income when the underlying loans prepaid. This accelerated recognition of fee income reflecting the shorter than anticipated average life of the underlying loans increased the yield on those loans in the March 31, 1999 quarter and to the extent that those loans were replaced by lower yielding loans, particularly lower yielding fixed rate loans, yields in subsequent periods including the March 31, 2000 quarter were adversely impacted. Counterbalancing this effect were changes in the mix of the loan portfolio and the impact on adjustable and floating rate loans and new loan origination's of significantly rising levels of market interest rates over the past twelve months. Loans yielded 8.97% for the quarter ended March 31, 2000 compared to 9.05% for the quarter ended March 31, 1999. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $6.6 million for the quarter ended March 31, 2000, while the interest and dividend income from those investments increased $589,000 for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The average yield on mortgage-backed securities increased from 5.85% for the quarter ended March 31, 1999, to 6.74% for the comparable period in 2000. Yields on mortgage-backed securities were particularly low in the 1999 period reflecting the adverse impact of accelerated prepayments on the amortization of purchase premiums on those securities as well as the impact of low market rates on the interest rates paid on the significant portion of those securities that have adjustable interest rates. In the quarter ended March 31, 2000 the accelerated prepayments had diminished and market rates had increased reversing both of those effects on mortgage-backed securities yields. The average yield on investment securities and short term cash investments increased from 6.12% for the quarter ended March 31, 1999 to 6.65% for the comparable quarter in 2000, also reflecting the rise in interest rates during 1999 and 2000. Earnings on FHLB stock decreased by $33,000, this resulted despite an increase of $2.1 million in the average balance of FHLB stock for the quarter ended March 31, 2000, because of a 126 basis point decrease in the dividend yield on that stock. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest Expense. Interest expense for the quarter ended March 31, 2000 was $20.0 million compared to $16.2 million for the comparable period in 1999, an increase of $3.8 million, or 23.7%. The increase in interest expense was due to the $247.8 million growth in average interest-bearing liabilities and the increase in the average cost of all interest-bearing liabilities increasing to 4.88% from 4.68%. The $179.8 million increase in average interest-bearing deposits for the quarter ended March 31, 2000 reflects the acquisition of SCB which had $41 million of deposit at the time of acquisition and the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense increased $2.4 million for the quarter ended March 31, 2000. Average deposit balances increased from $913.7 million for the quarter ended March 31, 1999, to $1.093 billion for the quarter ended March 31, 2000, while, at the same time, the average rate paid on deposit balances increased 19 basis points. The increase in the rate paid on deposits reflects the significant increase in market interest rates over the level that prevailed a year earlier. Average FHLB advances totaled $476.4 million during the quarter ended March 31, 2000, as compared to $406.7 million during the quarter ended March 31, 1999, an increase of $69.7 million that resulted in a $2.4 million increase in related interest expense. The average rate paid on those advances increased to 5.94% for the quarter ended March 31, 2000 from 5.76% for the quarter ended March 31, 1999. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $1.7 million from $80.1 million for the quarter ended March 31, 1999, to $78.4 million for the same period in 2000, while the related interest expense increased $133,000 from $1.1 million to $1.2 million for the respective periods. The average rate paid on other borrowings was 6.09% in the quarter ended March 31, 2000 compared to 5.33% for the same quarter in 1999 also reflecting the increase in market interest rates.

The following tables provide additional comparative data on the Company's operating performance:
                                                  Quarters Ended
     Average Balances                                March 31
     ----------------                      --------------------------
      (in thousands)                              2000           1999
                                           -----------    -----------
Investment securities and deposits         $   141,498    $   155,902
Mortgage-backed obligations                    235,986        230,271
Loans                                        1,341,942      1,091,451
FHLB stock                                      24,873         22,745
                                           -----------    -----------
   Total average interest-earning asset      1,744,299      1,500,369

Non-interest-earning assets                     94,054         91,493
                                           -----------    -----------
        Total average assets               $ 1,838,353    $ 1,591,862
                                           ===========    ===========

Deposits                                   $ 1,093,444    $   913,670
Advances from FHLB                             476,415        406,707
Other borrowings                                78,411         80,127
        Total average interest-bearing     -----------    -----------
         liabilities                         1,648,270      1,400,504
Non-interest-bearing liabilities                 9,858         10,750
                                           -----------    -----------
Total average liabilities                    1,658,128      1,411,254

Equity                                         180,225        180,608
                                           -----------    -----------
       Total average liabilities and
        equity                             $ 1,838,353    $ 1,591,862
                                           ===========    ===========

 Interest Rate Yield/Expense (rates are annualized)
 --------------------------------------------------
Interest Rate Yield:
   Investment securities and deposits             6.65%          6.12%
   Mortgage-backed obligations                    6.74%          5.85%
   Loans                                          8.97%          9.05%
   FHLB stock                                     6.50%          7.76%
                                           -----------    -----------
Total interest rate yield on interest-earning
 assets                                           8.45%          8.24%
Interest Rate Expense:                     -----------    -----------
   Deposits                                       4.33%          4.14%
   Advances from FHLB                             5.94%          5.76%
   Other borrowings                               6.09%          5.33%
                                           -----------    -----------
Total interest rate expense on interest-
 bearing liabilities                              4.88%          4.68%
Interest spread                                   3.57%          3.56%
                                           ===========    ===========
Net interest margin on interest earning assets    3.84%          3.87%
                                           -----------    -----------

Additional Key Financial Ratios (ratios are annualized)
-------------------------------------------------------
Return on average assets                          0.97%          1.03%
Return on average equity                          9.88%          9.05%
Average equity / average assets                   9.80%         11.35%
Average interest-earning assets / interest-
 bearing liabilities                            105.83%        107.13%
Non-interest [other operating] expenses /
 average assets
  Excluding amortization of costs in excess
   of net assets acquired (goodwill)              2.19%          2.21%
   Including amortization of costs in excess
    of net assets acquired (goodwill)             2.37%          2.38%
Efficiency ratio [non-interest (other
 operating) expenses / revenues]
   Excluding amortization of costs in excess
    of net assets acquired (goodwill)            54.82%         52.83%
   Including amortization of costs in excess
    of net assets acquired (goodwill)            59.15%         56.99%

Provision for Loan Losses. During the quarter ended March 31, 2000, the provision for loan losses was $545,000, compared to $631,000 for the quarter ended March 31, 1999, a decrease of $86,000. The decrease in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the prior quarter reflected more significant changes in the portfolio mix and non-performing loans and a higher level of net charge-offs during that period than occurred in the most recent quarter. A comparison of the allowance for loan losses at March 31, 2000 and 1999 shows an increase of $1.7 million from $12.3 million at March 31, 1999 to $14.0 million at March 31, 2000. The allowance for loan losses increased by $410,000, to $14.0 million at March 31, 2000, compared to $13.5 million at December 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.02% and 1.10% at March 31, 2000 and March 31, 1999, respectively. The allowance for loan losses equaled 259% of non-performing loans at March 31, 2000 compared to 160% of non-performing loans at March 31, 1999.

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

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                               March 31         December 31
                                                   2000                1999
                                            -----------         -----------
Loans (including loans held for sale):
  Secured by real estate
   One to four single family dwellings
    (SFD)                                   $   442,497         $   436,679
   Commercial and  multifamily                  426,970             399,992
   Construction and land-secured                282,440             263,093
  Commercial                                    206,322             195,566
  Agribusiness                                   53,468              55,000
  Consumer, including credit cards               65,375              61,580
                                            -----------         -----------
                                            $ 1,477,072         $ 1,411,910
 Less loans in process                           98,220              84,894
 Less deferred fees and discounts                 5,571               5,311
     Net loans outstanding before           -----------         -----------
      allowance for loan losses             $ 1,373,281         $ 1,321,705

 Less allowance for loan losses                  13,951              13,541
                                            -----------         -----------
     Total net loans at end of period       $ 1,359,330         $ 1,308,164
                                            ===========         ===========
Allowance for loan losses as a
 percentage of net loans outstanding              1.02%               1.02%


                                                     Quarters Ended
                                                        March 31
                                            -------------------------------
                                                   2000                1999
                                            -----------         -----------
Balance, beginning of the year              $    13,541         $    10,718

Allowances added through business
 combinations                                        --               1,077

Provision                                           545                 631
Recoveries of loans previously charged off:
   Residential real estate                           --                  --
   Commercial/multifamily real estate                 1                  --
   Construction/land                                  4                  --
   Commercial business                               11                   9
   Agribusiness                                      --                  --
   Consumer finance                                   1                   8
   Credit cards                                       2                   2
                                            -----------         -----------
                                                     19                  19

   Residential real estate                           (6)                 --
   Commercial/multifamily real estate                --                 (30)
   Construction/land                                 --                  (9)
   Commercial business                              (59)                (14)
   Agribusiness                                      --                  --
   Consumer finance                                  (6)                (76)
   Credit cards                                     (83)                (55)
                                            -----------         -----------
                                                   (154)               (184)
                                            -----------         -----------

Net charge offs                                    (135)               (165)
                                            -----------         -----------
Balance, end of period                      $    13,951         $    12,261
                                            ===========         ===========

Net charge-offs as a percentage of
 average net book value of loans
 outstanding for the period                       0.01%               0.06%
                                            -----------         -----------

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                               March 31         December 31
                                                   2000                1999
                                            -----------         -----------

Specific or allocated loss allowances:
Secured by real estate:
   One- to four-family real estate loans    $     2,435         $     2,334
   Multifamily and commercial                     4,512               4,273
Construction                                      1,769               1,638
Commercial/agricultural                           2,957               2,830
Consumer, credit card and other                     968               1,023
                                            -----------         -----------
     Total allocated                             12,641              12,098

Unallocated                                       1,310               1,443
                                            -----------         -----------
     Total allowance for loan losses        $    13,951         $    13,541
                                            ===========         ===========

Ratio of allowance for loan losses to
 non-performing loans                              2.59                2.67
Allowance for loan losses as a percent
 of net loans (loans receivable
 excluding allowance for losses)                   1.02%               1.02%

Other Operating Income. Other operating income decreased $466,000 from $2.1 million for the quarter ended March 31, 1999, to $1.6 million for the quarter ended March 31, 2000. The decrease included a $645,000 decrease in the gain on sale of loans. This decrease primarily reflected decreased sales of loans by FSBW and IEB and the adverse impact of rising interest rates on the profitability of loan sales when compared to the comparable period in the prior year. The volume of loan sales and related net gain on sale of loans decreased from $44.5 million and $832,000, respectively, for the quarter ended March 31, 1999, to $15.9 million and $187,000, respectively, for the quarter
ended March 31, 2000.   Other fee and service charge income increased at FSBW,
TB and IEB, reflecting deposit growth and pricing adjustments.

Other Operating Expenses. Other operating expenses increased $1.5 million from $9.4 million for the quarter ended March 31, 1999, compared to $10.8 million for the quarter ended March 31, 2000. The increase in expenses was largely due to the inclusion of SCB's operating expenses in the quarter ended March 31, 2000 that were not present in the quarter ended March 31, 1999 and the additional expenses of two new branches opened subsequent to March 31, 1999. The increase in other operating expenses was partially offset by a $101,000 increase in capitalized loan origination costs. In addition to the acquisition of SCB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as FWWB continues to expand. The higher operating expenses associated with FWWB's transition to more of a commercial bank profile caused FWWB's efficiency ratio, excluding the amortization of goodwill, to increase to 54.82% (59.15% including goodwill), for the quarter ended March 31, 2000, from 52.83% (56.99% including goodwill) for the comparable period ended March 31, 1999. Other operating expenses as a percentage of average assets were 2.37% (2.19% excluding the amortization of goodwill) for the quarter ended March 31, 2000, compared to 2.38% (2.21% excluding the amortization of goodwill) for the quarter ended March 31, 1999.

Income Taxes. Income tax expense was $2.5 million for the quarter ended March 31, 2000, compared to $2.4 million for the comparable period in 1999. The $99,000 increase in the provision for income taxes reflects the higher level of income being taxed at slightly lower effective rates due to the declining relative contribution of IEB which is subject to Oregon state income taxes; and the fact that declining relative portion of the expense recorded in the release of the Employee Stock Ownership Plan (ESOP) shares is not deductible for tax purposes. The Company's effective tax rates for the quarter ended March 31, 2000 and 1999, were 36% and 37%, respectively.

Asset Quality

The following tables are provided to disclose additional details on asset quality (in thousands):

                                               March 31         December 31
                                                   2000                1999
                                            -----------         -----------

Non-performing assets at end of the period:
 Nonaccrual Loans:
   One- to four-family real estate loans    $     1,108         $       623
   Multifamily real estate                           --                  --
   Commercial real estate                             4                 129
   Construction/land                              2,436               2,514
   Commercial business                              933               1,203
   Agricultural business                            320                  --
   Consumer, credit card and other                   49                   9
                                            -----------         -----------
                                                  4,850               4,478
Loans more than 90 days delinquent,
 still on accrual:
   One- to four-family real estate loans             --                 155
   Multifamily real estate                           --                  --
   Commercial real estate                            44                  --
   Construction                                     296                  --
   Commercial business                               31                  25
   Agricultural business                             50                 334
   Consumer, credit card and other                  109                  79
                                            -----------         -----------
                                                    530                 593
                                            -----------         -----------
Total non-performing loans                        5,380               5,071

Real estate owned (REO)                           3,755               3,576
                                            -----------         -----------
Total non-performing assets at the
 end of the period                          $     9,135         $     8,647
                                            ===========         ===========

Non-performing loans as a percentage
 of total net loans before allowance
 for loan losses at end of the period             0.39%               0.38%
Ratio of allowance for loan losses to
 non-performing loans at end of the period         259%                267%
Non-performing assets as a percentage
 of total assets at end of the period.            0.48%               0.48%

Troubled debt restructuring [TDR's]
 at end of the period                       $       350         $       369
                                            -----------         -----------

Troubled debt restructuring as a
 percentage of:
   Total gross principal of loans
    outstanding at end of the period              0.02%               0.03%
   Total assets at end of the period              0.02%               0.02%

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

Sensitivity Analysis

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2000, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators

                                          Estimated Change in
                               ----------------------------------------------
    Change (In Basis Points)   Net Interest Income
     in Interest Rates (1)        Next 12 Months         Net Market Value
    ------------------------   -------------------       ----------------
                                          (Dollars in thousands)

            +400               $ (3,373 )    (5.1%)     $ (89,576 )   (50.7%)
            +300                 (2,306 )    (3.5%)       (70,859 )   (40.1%)
            +200                 (1,250 )    (1.9%)       (49,163 )   (27.8%)
            +100                   (524 )    (0.8%)       (25,461 )   (14.4%)
               0                      0         0               0         0
            -100                   (129 )    (0.2%)        20,609      11.7%
            -200                 (1,129 )    (1.7%)        30,020      17.0%
            -300                 (2,998 )    (4.5%)        28,292      16.0%
            -400                 (5,648 )    (8.5%)        18,704      10.6%
------------------
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2000. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 2000, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $188.6 million, representing a one-year gap to total assets ratio of (9.95%).


Table of Interest Sensitivity Gap
                                          6 Months
As of March 31                  Within    to One    1-3         3-5      5-10      Over 10
                                6 Months  Year      Years       Years    Years     Years       Total
                                --------  ----      -----       -----    -----     -----       -----
                                                         (dollars in thousands)
Interest-earning assets(1):
  Construction loans           $112,514  $  39,216  $   1,882   $    709  $     --  $     --  $  154,321
  Fixed-rate mortgage loans      41,894     35,396    124,863    113,115   176,179   142,755     634,202
  Adjustable-rate mortgage
   loans                        121,463     45,633     60,168     38,211        --        --     265,475
  Fixed-rate mortgage-backed
   securities                    10,127      9,936     40,555     38,406    38,388     4,910     142,322
  Adjustable-rate mortgage-
   backed securities             95,775      1,114         --         --        --        --      96,889
   Fixed-rate commercial/
    agriculture loans            11,294      5,776     14,960     25,227    10,784      3,824     71,865
  Adjustable-rate commercial/
   agriculture loans            189,239         --         --         --        --         --    189,239
  Consumer and other loans       17,940      4,037     15,060     13,544     1,231      9,949     61,761
  Investment securities and
   interest-bearing deposits     32,558      4,155     24,435     43,677    12,400     60,702    177,927
                               --------  ---------  ---------  ---------  --------   -------- ----------
    Total rate-sensitive
     assets                     632,804    145,263    281,923    272,889   238,982    222,140  1,794,001
                               --------  ---------  ---------  ---------  --------   -------- ----------
Interest-bearing liabilities(2):
  Regular savings and NOW
   accounts                      20,006     20,007     46,683     46,683        --         --    133,379
  Money market deposit accounts  70,899     42,540     28,360         --        --         --    141,799
  Certificates of deposit       389,971    148,492    161,096     20,682     9,552         21    729,814
  FHLB advances                 164,333     38,280    208,790     40,500    43,600        849    496,352
  Other borrowings               65,137         --         --         --        --         --     65,137
  Retail repurchase agreements    6,597        442      1,326         --        20         --      8,385
                               --------  ---------  ---------  ---------  --------   -------- ----------
  Total rate-sensitive
   liabilities                  716,943    249,761    446,255    107,865    53,172        870  1,574,866
                               --------  ---------  ---------  ---------  --------   -------- ----------
Excess (deficiency) of
 interest-sensitive assets
 over interest-sensitive
 liabilities                   $(84,139) $(104,498) $(164,332) $ 165,024  $185,810   $221,270 $  219,135
                               ========  =========  =========  =========  ========   ======== ==========

Cumulative excess (deficiency)
 of interest-sensitive assets  $(84,139) $(188,637) $(352,969) $(187,945) $ (2,135)  $219,135 $  219,135
                               ========  =========  =========  =========  ========   ======== ==========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities             88.26%     80.49%     75.02%     87.64%    99.86%    113.91%    113.91%
                               ========  =========  =========  =========  ========   ======== ==========
Interest sensitivity gap to
  total assets                   (4.44%)    (5.51%)    (8.67%)     8.70%     9.80%     11.67%     11.56%
                               ========  =========  =========  =========  ========   ======== ==========
Ratio of cumulative gap to
 total assets                    (4.44%)    (9.95%)   (18.61%)    (9.91%)   (0.11%)    11.56%     11.56%
                               ========  =========  =========  =========  ========   ======== ==========

                                         (footnotes on following page)

                                                        24

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $310.4 million or (16.37%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the quarter ended March 31, 2000, the Company closed or purchased loans in the amount of $197.9 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, other borrowings, and deposit growth. For the quarter ended March 31, 2000, principal repayments on loans totaled $132.0 million. During the quarter ended March 31, 2000, the Company sold $15.9 million of loans. FHLB advances increased $29.8 million for the quarter ended March 31, 2000. Other borrowings decreased $8.1 million for the quarter ended March 31, 2000. Net deposit growth was $45.6 million for the quarter ended March 31, 2000.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended March 31, 2000, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At March 31, 2000, the Banks had outstanding loan commitments totaling $161.2 million and undisbursed loans in process totaling $98.2 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs. FSBW maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 45% of FSBW's assets or unencumbered qualifying collateral, which as of March 31, 2000 could give a total credit line of $521.4 million. Advances under this credit facility totaled $477.3 million, or 35.0% of FSBW's assets at March 31, 2000. IEB and TB also maintain credit lines with various institutions, including the FHLB-Seattle, that would allow them to borrow up to $23.0 million.

At March 31, 2000, savings certificates amounted to $729.8 million, or 65.0%, of the Banks' total deposits, including $536.7 million which were scheduled to mature by March 31, 2001. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2000, FWWB's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for FWWB along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):
                                                       Minimum for capital
                                       Actual            adequacy purposes
                                -------------------   ---------------------
                                  Amount     Ratio     Amount        Ratio
March 31, 2000:                   ------     -----     ------        -----
FWWB-consolidated
  Total capital to risk-
   weighted assets              $163,051     12.47%   $104,612       8.00%
  Tier 1 capital to risk-
   weighted assets               149,101     11.40      52,306       4.00
  Tier 1 leverage capital
   average assets                149,101      8.25      72,271       4.00

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

None

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on Form 8K

Report (s) on Form 8-K filed during the quarter ended March 31, 2000, are as follows:

Date Filed                                              Purpose
----------                                              -------
          NONE

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     First Washington Bancorp, Inc.



May 12, 2000                         /s/ Gary Sirmon
                                     -------------------------------------
                                     Gary Sirmon
                                     President and Chief Executive Officer



May 12, 2000                         /s/ D. Allan Roth
                                     -------------------------------------
                                     D. Allan Roth
                                     Secretary and Treasurer and Executive
                                     Vice President