Form 10-Q
period 2000-06-30
FIRST WASHINGTON BANCORP INC /WA/
filed 2000-08-14
CIK 946673

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       For the quarterly period ended........................  June 30, 2000
                                                              --------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of class:                             As of July 31, 2000
      ---------------                             -------------------
Common stock, $.01 par value                      11,068,889 shares *

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

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                                Table of Contents
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of First Washington Bancorp, Inc. and Subsidiaries filed as a part of the report are as follows:

   Consolidated Statements of Financial Condition
   as of June 30, 2000 and December 31, 1999..............................  2

   Consolidated Statements of Income
   for the Quarters and Six Months Ended June 30, 2000 and 1999...........  3

   Consolidated Statements of Comprehensive Income
   for the Quarters and Six Months Ended June 30, 2000 and 1999...........  4

   Consolidated Statements of Changes in Stockholders' Equity
   for the Six Months Ended June 30, 2000 and 1999........................  5

   Consolidated Statements of Cash Flows
   for the Six Months Ended June 30, 2000 and 1999........................  7

   Selected Notes to Consolidated Financial Statements....................  9

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

   General................................................................ 15

   Recent Developments and Significant Events............................. 16

   Comparison of Financial Condition at June 30, 2000 and
   December 31, 1999.....................................................  16

   Comparison of Results of Operations for the Quarters and Six
   Months Ended June 30, 2000 and 1999.................................... 16

   Asset Quality.......................................................... 23

   Market Risk and Asset/Liability Management............................. 24

   Liquidity and Capital Resources........................................ 27

   Capital Requirements................................................... 28

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings.............................................. 29

   Item 2. Changes in Securities.......................................... 29

   Item 3. Defaults upon Senior Securities................................ 29

   Item 4. Submission of Matters to a Vote of Stockholders................ 29

   Item 5. Other Information.............................................. 29

   Item 6. Exhibits and Reports on Form 8-K............................... 29

SIGNATURES................................................................ 30

              FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                     June 30, 2000 and December 31, 1999

                                                    (Unaudited)
                                                       June 30   December 31
ASSETS                                                    2000          1999
                                                    ----------   -----------
Cash and due from banks                             $   62,285   $    44,769
Securities available for sale, cost $349,367
 and $356,617                                          340,918       348,347
Securities held to maturity, fair value
 $17,150 and $13,716                                    16,913        13,770
Federal Home Loan Bank stock                            27,007        24,543
Loans receivable:
   Held for sale,  fair value $9,819 and $9,519          9,819         9,519
   Held for portfolio                                1,424,151     1,312,186
   Allowance for loan losses                           (14,491)      (13,541)
                                                    ----------   -----------
                                                     1,419,479     1,308,164

Accrued interest receivable                             12,550        10,732
Real estate held for sale, net                           3,731         3,293
Property and equipment, net                             17,425        16,637
Costs in excess of net assets acquired
 (goodwill), net                                        36,204        37,733
Deferred income tax asset, net                           4,634         5,338
Other assets                                             6,437         6,784
                                                    ----------   -----------
                                                    $1,947,583   $ 1,820,110
                                                    ==========   ===========
LIABILITIES
Deposits:
   Non-interest-bearing                             $  120,064   $   114,252
   Interest-bearing                                  1,033,218       963,900
                                                    ----------   -----------
                                                     1,153,282     1,078,152

Advances from Federal Home Loan Bank                   520,998       466,524
Other borrowings                                        74,848        81,655
Accrued expenses and other liabilities                  11,228        10,524
Deferred compensation                                    2,087         1,944
Income taxes payable                                     1,679         2,138
                                                    ----------   -----------
                                                     1,764,122     1,640,937
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                        --            --
Common stock - $0.01 par value, 27,500,000
 shares authorized, 12,001,562 shares issued:
    11,083,546 shares and 11,215,756 shares
    outstanding at June 30, 2000 and
    December 31, 1999, respectively.                   121,153       123,204
Retained earnings                                       75,074        69,170
Accumulated other comprehensive income:
    Unrealized gain (loss) on securities
     available for sale                                 (5,438)       (5,331)
Unearned shares of common stock issued to
 Employee Stock Ownership Plan (ESOP) trust:
    677,846 and 677,846 restricted shares
    outstanding at June 30, 2000 and
    December 31, 1999, respectively, at cost            (6,162)       (6,162)

Carrying value of shares held in trust for
 stock related compensation plans                       (3,629)       (4,041)
Liability for common stock issued to deferred,
 stock related, compensation plan                        2,463         2,333
                                                    ----------   -----------
                                                        (1,166)       (1,708)
                                                    ----------   -----------
                                                       183,461       179,173
                                                    ----------   -----------
                                                    $1,947,583    $1,820,110
                                                    ==========   ===========

             See notes to consolidated financial statements

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited) (in thousands except for per share amounts)

                                      Quarters Ended        Six Months Ended
                                          June 30               June 30
                                   -------------------    ------------------
                                       2000       1999       2000       1999
                                   --------   --------   --------   --------
INTEREST INCOME:
   Loans receivable                $ 32,214   $ 26,128   $ 62,146   $ 50,489
   Mortgage-backed securities         3,951      3,621      7,906      6,944
   Securities and deposits            2,943      2,424      5,686      5,210
                                   --------   --------   --------   --------
                                     39,108     32,173     75,738     62,643
INTEREST EXPENSE:
   Deposits                          12,928     10,048     24,690     19,374
   Federal Home Loan Bank advances    7,694      5,866     14,730     11,645
   Other borrowings                   1,155      1,012      2,342      2,066
                                   --------   --------   --------   --------
                                     21,777     16,926     41,762     33,085
   Net interest income before      --------   --------   --------   --------
   provision for loan losses         17,331     15,247     33,976     29,558

PROVISION FOR LOAN LOSSES               819        710      1,364      1,341
                                   --------   --------   --------   --------
   Net interest income               16,512     14,537     32,612     28,217

OTHER OPERATING INCOME:
   Loan servicing fees                  248        258        480        470
   Other fees and service charges     1,222      1,086      2,379      2,117
   Gain on sale of loans                282        459        469      1,291
   Gain (loss) on sale of
    securities                           15          2         15          6
   Miscellaneous                         55         56        110         74
                                   --------   --------   --------   --------
Total other operating income          1,822      1,861      3,453      3,958

OTHER OPERATING EXPENSES:
   Salary and employee benefits       6,526      5,768     12,782     11,386
   Less capitalized loan
    origination costs                  (901)      (991)    (1,692)    (1,681)
   Occupancy and equipment            1,767      1,550      3,444      2,941
   Information/computer data
    services                            626        553      1,201      1,026
   Advertising                          169        193        329        367
   Deposit insurance                     55         83        109        163

   Amortization of goodwill             792        788      1,584      1,471
   Miscellaneous                      2,251      1,839      4,338      3,461
                                   --------   --------   --------   --------
     Total other operating
      expenses                       11,285      9,783     22,095     19,134
                                   --------   --------   --------   --------
     Income before provision
      for income taxes                7,049      6,615     13,970     13,041

PROVISION FOR INCOME TAXES            2,506      2,558      5,002      4,955
                                   --------   --------   --------   --------
NET INCOME                         $  4,543   $  4,057   $  8,968   $  8,086
                                   ========   ========   ========   ========

Net income per common share,
 see Note 5:

   Basic                           $    .44   $    .39   $    .87   $    .76
   Diluted                         $    .43   $    .37   $    .86   $    .73

Cumulative dividends declared
 per common share:                 $    .14   $    .12   $    .28   $    .24

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (Unaudited) (in thousands)

                                      Quarters Ended        Six Months Ended
                                          June 30               June 30
                                   -------------------    ------------------
                                       2000       1999       2000       1999
                                   --------   --------   --------   --------

NET INCOME:                        $  4,543   $  4,057   $  8,968   $  8,086

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF INCOME TAXES:
   Unrealized holding gain (loss)
    during the period, net of
    deferred income tax (benefit)
    of $(68), $(945),                  (117)    (1,731)       (97)    (1,872)
    $(67) and $(1,024); respectively.
   Less adjustment for gains
    included in net income, net
    of income tax of $5, $1, $5
    and $2;                             (10)        (1)       (10)        (4)
                                   --------   --------   --------   --------
   Other comprehensive income (loss)   (127)    (1,732)      (107)    (1,876)
                                   --------   --------   --------   --------
COMPREHENSIVE INCOME               $  4,416   $  2,325   $  8,861   $  6,210
                                   ========   ========   ========   ========

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (Unaudited) (in thousands)
              For the Six Months Ended June 30, 2000 and 1999

                                                          2000          1999
                                                   -----------   -----------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of period                      $   123,204   $   122,049
   Adjustment of and/or issuance of stock in
    connection with acquisitions                            53        11,516
   Assumption of options in connection with
    acquisitions                                            --           527
   Release of earned ESOP shares                            --            --
   Recognition of tax benefit due to vesting
    of MRP shares                                           --            --
   Issuance of shares to MRP                                43            --
   Repurchase of forfeited shares from MRP                 (23)          (29)
   Net proceeds (cost) of treasury stock
    reissued for exercised stock options                   130            64
   Purchase and retirement of treasury stock            (2,254)      (10,486)
   Net issuance of stock through the employees'
    stock plan                                              --           601
                                                   -----------   -----------
 Balance, end of period                                121,153       124,242

RETAINED EARNINGS:
 Balance, beginning of period                           69,170        57,273
   Net income                                            8,968         8,086
   Cash dividends                                       (3,057)       (2,672)
   Adjustment of stock issued and related stock
    dividend in connection with acquisitions                (7)           --
                                                   -----------   -----------
 Balance, end of period                                 75,074        62,687

ACCUMULATED OTHER COMPREHENSIVE INCOME:
 Balance, beginning  of period                          (5,331)        2,440
   Other comprehensive income (loss), net of
    related income taxes                                  (107)       (1,876)
                                                   -----------   -----------
 Balance, end of period                                 (5,438)          564

UNEARNED, RESTRICTED ESOP SHARES AT COST:
 Balance, beginning of period                           (6,162)       (6,781)
   Release of earned ESOP shares                            --            --
                                                   -----------   -----------
 Balance, end of period                                 (6,162)       (6,781)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS, NET OF LIABILITY:
 Balance, beginning of period                           (1,708)       (4,098)
   Issuance of treasury stock for MRP grant                (43)           --
   Cumulative effect of change in accounting for
    Rabbi Trust, see Note 2                                 --         1,095
   Net change in number and/or valuation of
    shares held in trust                                    23            67
   Amortization of compensation related to MRP             562           601
                                                   -----------   -----------
 Balance, end of period                                 (1,166)       (2,335)
                                                   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                         $   183,461   $   178,377
                                                   ===========   ===========

                FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Unaudited) (continued) ( in thousands)
               For the Six Months Ended June 30, 2000 and 1999

                                                          2000          1999
                                                   -----------   -----------
COMMON STOCK, SHARES ISSUED:
   Number of shares, beginning of period                12,002        12,002
                                                   -----------   -----------
   Number of shares, end of period                      12,002        12,002
                                                   -----------   -----------
LESS TREASURY STOCK RETIRED/REPURCHASED:
   Number of shares, beginning of period                  (786)         (700)
    Purchase of treasury stock                            (158)         (494)
    Purchase of treasury stock used for exercised
     stock options                                          --            --
    Reissuance of treasury stock to deferred
     compensation plan and/or exercised stock
     options                                                26            16
    Shares reissued in connection with
     acquisitions                                            2           508
    Repurchase of shares forfeited from MRP                 (2)           (2)
   Number of shares retired/repurchased, end       -----------   -----------
    of period                                             (918)         (672)
                                                   -----------   -----------
   Shares issued and outstanding, end of period         11,084        11,330
                                                   ===========   ===========
UNEARNED, RESTRICTED ESOP SHARES:
   Number of shares, beginning of period                  (678)         (746)
    Release of earned shares                                --            --
                                                   -----------   -----------
   Number of shares, end of period                        (678)         (746)
                                                   ===========   ===========

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited) (in thousands)
               For the Six Months Ended June 30, 2000 and 1999

                                                          2000          1999
                                                   -----------   -----------
OPERATING ACTIVITIES
  Net income                                       $     8,968   $     8,086
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Deferred taxes                                           776          (134)
  Depreciation                                           1,289         1,217
  Loss (gain) on sale of securities                        (15)           (6)
  Net amortization of premiums and discounts on
   investments                                              69           577
  Amortization of costs in excess of net assets
   acquired                                              1,584         1,471
  Amortization of MRP compensation liability               562           601
  Loss (gain) on sale of loans                            (446)         (980)
  Net changes in deferred loan fees, premiums
   and discounts                                           752           335
  Loss (gain) on disposal of real estate held
   for sale                                                  3            23
  Loss (gain) on disposal of property and
   equipment                                                 8            (6)
  Capitalization of mortgage servicing rights
   from sale of mortgages with servicing retained          (23)         (311)
  Amortization of mortgage servicing rights                125           156
  Provision for losses on loans and real estate
   held for sale                                         1,373         1,341
  FHLB stock dividend                                     (810)         (853)
  Cash provided (used) in operating assets and
   liabilities:
      Loans held for sale                                 (300)       (4,067)
      Accrued interest receivable                       (1,818)         (729)
      Other assets                                         227           616
      Deferred compensation                                 99           240
      Accrued expenses and other liabilities               627            20
      Income taxes payable                                (459)          397
                                                   -----------   -----------
        Net cash provided by operating activities       12,591         7,994
                                                   -----------   -----------
INVESTING ACTIVITIES:
  Purchase of securities available for sale            (11,351)      (85,748)
  Principal payments and maturities of securities
   available for sale                                   18,536        78,425
  Proceeds from sales of securities available
   for sale                                                 --         6,228
  Purchase of securities held to maturity               (3,249)           --
  Principal payments and maturities of securities
   held to maturity                                        117           240
  Sale (purchase) of FHLB stock                         (1,654)          388
  Loans originated and closed - net                   (415,250)     (482,335)
  Purchase of loans and participating interest
   in loans                                             (8,435)      (28,559)
  Proceeds from sales of loans and participating
   interest in loans                                    38,682        74,781
  Principal repayments on loans                        271,353       330,324
  Purchase of property and equipment                    (2,095)       (1,183)
  Proceeds from sale of property and equipment              10             9
  Additional capitalized costs of  real estate
   held for sale net of insurance proceeds                (47)          (133)
  Proceeds from sale of real estate held for sale         562          1,989
  Funds transferred to deferred compensation
   plan trusts                                            (61)          (431)
  Acquisitions, net cash (used) acquired                   (7)          (794)
                                                   -----------   -----------
        Net cash used by investing activities         (112,889)     (106,799)
                                                   -----------   -----------

                                (Continued on next page)

              FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited)  (in thousands)
               For the Six Months Ended June 30, 2000 and 1999
                         (Continued from prior page)

                                                          2000          1999
                                                   -----------   -----------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                  $    75,130   $    76,293
  Proceeds from FHLB advances                          456,579       178,753
  Repayment of FHLB advances                          (402,105)     (152,505)
  Proceeds from reverse repurchase borrowings              234            --
  Repayments of reverse repurchase borrowings           (1,561)       (5,322)
  Increase (decrease) in other borrowings               (5,480)       (4,053)
  Compensation expense recognized for shares
   released for allocation to participants of
   the ESOP:
    Original basis of shares                                --            --
    Excess of fair value of released shares
     over basis                                             --            (1)
  Cash dividends paid                                   (2,859)       (2,351)
  Net (cost) proceeds of exercised stock options           131            64

  Purchase of treasury stock                            (2,255)      (10,486)
                                                   -----------   -----------
  Net cash provided by financing activities            117,814        80,392
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      17,516       (18,413)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD            44,769        74,233
                                                   -----------   -----------
CASH AND DUE FROM BANKS, END OF PERIOD             $    62,285   $    55,820
                                                   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                    $    40,788   $    32,965
  Taxes paid                                       $     4,685   $     4,112
  Non-cash transactions:
    Loans, net of discounts, specific loss
     allowances and unearned income transferred
     to real estate owned                          $       965   $       468
    Net change in accrued dividends payable        $       200   $       396
    Net change in unrealized gain (loss) in
     deferred compensation trust and related
     liability                                     $         7   $     2,155
    Treasury stock forfeited by MRP                $        14   $        29
    Treasury stock issued to MRP                   $         6   $       601
    Fair value of stock issued and options
     assumed in connection with acquisitions       $        48   $    12,043

               FIRST WASHINGTON BANCORP, INC. AND SUBSIDIARIES
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

Basis of Presentation:
----------------------
The unaudited consolidated financial statements of First Washington Bancorp, Inc. (FWWB or the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The consolidated financial statements include FWWB's wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). The balance sheet data at December 31, 1999, is derived from FWWB's audited financial statements. Certain information and note disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in FWWB's Annual Report on Form 10-K for the nine months ended December 31, 1999 (File No. 0-26584).

Changes in Fiscal Year End:
---------------------------
During May of 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the quarter and six months ended June 30, 2000 is compared to the unaudited quarter and six months ended June 30, 1999.

Certain amounts in the prior periods' financial statements and/or schedules have been reclassified to conform to the current period's presentation. These reclassifications affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.

Note 2:   Recent Developments and Significant Events

New Mortgage Lending Subsidiary:
--------------------------------
On April 1, 2000 FSBW opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, with John Satterberg as President. Primary lending activities for CFC are in the area of construction and permanent financing for one-to four-family residential dwellings. CFC, an Oregon corporation, functions as a wholly owned subsidiary of First Savings Bank of Washington. FSBW has capitalized CFC with $2 million of equity capital and will provide funding support for CFC's lending operations.

Consolidation of Banking Operations:
------------------------------------
On July 22, 1999 the Company announced its plans to combine its three separate banking subsidiaries into a single community banking franchise. The combination was designed to strengthen the Company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. The consolidation was intended to be done in stages. The first phase, which was expected to be completed by January 1, 2000, included the merger of TB and FSBW and the selection of a single name and charter to be used by TB, FSBW and its divisions, Whatcom State Bank (WSB) and Seaport Citizens Bank (SCB). Final integration of all data processing into a common system and the merger of Inland Empire Bank was scheduled for completion by December 31, 2000.


On December 23, 1999, the Company announced its decision to temporarily postpone the previously announced consolidation of its subsidiaries, TB and IEB, into FSBW in light of the new Gramm-Leach-Bliley financial modernization legislation. That recent legislation enacts Federal Home Loan Bank System reforms that impact community financial institutions. A community financial institution (CFI) is defined as a "member of the Federal Home Loan Bank (FHLB) System, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) and that has average total assets (over the preceding three years) of less than $500 million." One provision of the reforms provides community financial institutions with the ability to obtain long-term FHLB advances to fund small business, small farm and small agribusiness loans. In addition, community financial institutions will be able to offer these loans as collateral for such borrowings. This provision, which represents a change in policy from the previous requirement that these funds be securitized primarily by residential mortgage loans, will be available only to community financial institutions. As independent subsidiaries, TB and IEB currently qualify as community financial institutions. Merging either of these two subsidiaries into FSBW could disqualify them and remove this favorable status. Based on the information available at that time, the Company believed that TB and IEB could derive significant benefits from this legislation. Rather than complete the proposed bank mergers as previously announced, the Company chose to allow adequate time for an in-depth review and interpretation of the regulations as they pertain to future plans. One the other hand, consolidation of support operations continues and First Washington expects to receive long-term benefits from the proposed efficiencies. Postponement of the mergers will have minimal impact on the operational changes. The previously announced name and charter changes scheduled for fall 2000 are expected to proceed for FSBW, including its WSB and SCB divisions. The Company will continue to review its options with respect to merging TB and IEB.

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

Seaport Citizens Bank
---------------------
On April 1, 1999, FWWB and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase in the current period and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $108,100 per quarter, beginning in the first quarter of the current period, or $433,000 per year. Founded in 1979, SCB is a commercial bank which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operates two full service branches in Lewiston, Idaho. SCB's results of operations are included in the Company's consolidated results of operations (or financial statements) for the quarter and six months ended June 30, 1999 and June 30, 2000.

Recent Accounting Standard Not Yet Adopted
------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities; was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FWWB will implement this statement on January 1, 2001. The impact of the adoption of the provisions for this statement on the results of operations or financial condition of FWWB has not yet been determined.

Note 3:  BUSINESS SEGMENTS

The Company presently is managed by legal entity or Bank, not by lines of business. Each Bank is managed by its executive management team that is responsible for its own lending, deposit operations, information systems and administration. Marketing support, sales training assistance, credit card administration and human resource services are provided from a central source at FSBW, and costs are allocated to the individual Banks using appropriate methods based on usage. In addition, corporate overhead and centralized administrative costs are allocated to each Bank.


FSBW is a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for construction of residential dwellings. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate and consumer loans. More recently, FSBW has increased its non-residential lending, has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers and has expanded its consumer lending activities. FSBW's primary business is originating loans for portfolio in its primary market areas, which consists of southeast, central, north central, and western Washington state and northwest Idaho and providing deposit services to customers in the areas of eastern Washington and western Idaho where it has full service branch offices. FSBW's wholly owned subsidiary, Northwest Financial Corporation, (NWFC), provides trustee services for FSBW, is engaged in real estate sales and receives commissions from the sale of annuities. FSBW's wholly owned subsidiary, CFC, is engaged primarily in origination of construction loans in the Portland metropolitan and surrounding areas.

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

Financial highlights by legal entity were as follows:

                                           June 30, 2000
                     --------------------------------------------------------
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Total Assets         $1,376,835   $230,143    $ 339,787  $   818  $ 1,947,583
                     ==========   ========    =========  =======  ===========


                                      Quarter Ended June 30, 2000
                     --------------------------------------------------------
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
                                        (dollars in thousands)
Net interest
 income (loss)       $   10,274   $  2,738    $   4,309  $     10  $   17,331
Provision for
 loan losses                399         70          350        --         819
Other income                970        502          370       (20)      1,822
Other expenses            6,287      1,780        2,712       506      11,285
                     ----------   --------    ---------  --------  ----------
Income (loss)
 before income
 taxes                    4,558      1,390        1,617      (516)      7,049
Income taxes
 (benefit)                1,360        630          691      (175)      2,506
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    3,198   $    760    $     926  $   (341) $    4,543
                     ==========   ========    =========  ========  ==========


                                           June 30, 1999
                     --------------------------------------------------------
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Total Assets         $1,252,263   $203,002    $ 247,681  $   847  $ 1,703,793
                     ==========   ========    =========  ========  ==========

                                      Quarter Ended June 30, 1999
                     --------------------------------------------------------
                                        (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Net interest
 income (loss)       $    9,305   $  2,695    $   3,219  $     28  $   15,247
Provision for
 loan losses                300         45          365        --         710
Other income              1,042        592          244       (17)      1,861
Other expenses            5,502      1,761        2,138       382       9,783
Income (loss)        ----------   --------    ---------  --------  ----------
 before income
 taxes                    4,545      1,481          960      (371)      6,615
Income taxes
 (benefit)                1,559        674          455      (130)      2,558
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    2,986   $    807    $     505  $   (241) $    4,057
                     ==========   ========    =========  ========  ==========

* Includes intercompany eliminations and holding company amounts.

                                   Six Months Ended June 30, 2000
                     --------------------------------------------------------
                                       (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Net interest income
 (loss)              $   20,257   $  5,343    $   8,349  $     27  $   33,976
Provision for loan
 losses                     674        140          550        --       1,364
Other income              1,786        938          763       (34)      3,453
Other expenses           12,197      3,545        5,387       966      22,095
Income (loss)        ----------   --------    ---------  --------  ----------
 before income
 taxes                    9,172      2,596        3,175      (973)     13,970
Income taxes
 (benefit)                2,789      1,188        1,360      (335)      5,002
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    6,383   $  1,408    $   1,815  $   (638) $    8,968
                     ==========   ========    =========  ========  ==========


                                   Six Months Ended June 30, 1999
                     --------------------------------------------------------
                                       (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB          TB     Other*       Total
                     ----------   --------    ---------  --------  ----------
Net interest income
 (loss)              $   18,231   $  5,189    $   6,058  $     80  $   29,558
Provision for loan
 losses                     617         79          645        --       1,341
Other income              2,283      1,176          537       (38)      3,958
Other expenses           10,517      3,615        4,222       780      19,134
Income (loss)        ----------   --------    ---------  --------  ----------
 before income
 taxes                    9,380      2,671        1,728      (738)     13,041

Income taxes
 (benefit)                3,152      1,216          845      (258)      4,955
                     ----------   --------    ---------  --------  ----------
Net income (loss)    $    6,228   $  1,455    $     883  $   (480) $    8,086
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

Note 4:  Additional Information Regarding Interest-Bearing Deposits and
         Securities

The following table sets forth additional detail on FWWB's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                            June 30       December 31
                                               2000              1999
                                          ---------       -----------
Interest-bearing deposits included
   in cash and due from banks             $  14,656       $     2,960

Mortgage-backed securities                  219,283           230,006
Other securities-taxable                    104,013            95,992
Other securities-tax exempt                  31,105            32,350
Other stocks with dividends                   3,430             3,769
                                          ---------       -----------
    Total securities                        357,831           362,117

Federal Home Loan Bank (FHLB) stock          27,007            24,543
                                          ---------       -----------
                                          $ 399,494       $   389,620
                                          =========       ===========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                      Quarters Ended        Six Months Ended
                                          June 30               June 30
                                   -------------------    ------------------
                                       2000       1999       2000       1999
                                   --------   --------   --------   --------

Mortgage-backed securities         $  3,951   $  3,621   $  7,906   $  6,944
                                   --------   --------   --------   --------

Taxable interest and dividends        2,044      1,468      3,909      3,320
Tax-exempt interest                    477         538        953      1,037
Federal  Home Loan Bank stock-
 dividends                             422         418        824        853
                                   --------   --------   --------   --------
                                     2,943       2,424      5,686      5,210
                                   --------   --------   --------   --------
                                   $ 6,894    $  6,045   $ 13,592   $ 12,154
                                   =======    ========   ========   ========

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS) and Calculation of Outstanding Shares

                                                Calculation of
                                       Weighted Average Shares Outstanding
                                             for Earnings Per Share
                                             ----------------------
                                                 (in thousands)

                                       Quarters Ended        Six Months Ended
                                          June 30               June 30
                                   -------------------    ------------------
                                       2000       1999       2000       1999
                                   --------   --------   --------   --------

Total shares originally issued       12,002     12,002     12,002     12,002
  Less retired shares and
   treasury stock plus unvested
   shares allocated to MRP           (1,062)      (719)    (1,018)      (607)
  Less unallocated shares held
   by the ESOP                         (678)      (746)      (678)      (746)
                                   --------   --------   --------   --------

Basic weighted average shares
 outstanding                         10,262     10,537     10,306     10,649
Plus unvested MRP and stock
 option incremental shares
 considered outstanding for
 diluted EPS calculations               184        436        179        450
Diluted weighted average shares    --------   --------   --------   --------
 outstanding                         10,446     10,973     10,485     11,099
                                   ========   ========   ========   ========



                                      Calculation of
                                   Outstanding Shares at
                                   ---------------------
                                      (in thousands)
                                    June 30  December 31
                                       2000       1999
                                   --------   --------

Total shares issued                  12,002     12,002
  Less retired shares and
   treasury stock                      (918)      (786)
                                   --------   --------

Outstanding shares issued            11,084     11,216
                                   ========   ========

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

General

First Washington Bancorp, Inc. (the Company or FWWB), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank
(TB) (together, the Banks). FSBW is a Washington-chartered savings bank the deposits of which are insured by the Federal Deposit Insurance Corporation
(FDIC) under the Savings Association Insurance Fund (SAIF). FSBW conducts business from its main office in Walla Walla, Washington and its 24 branch offices and three loan production offices located in Washington, Idaho and Oregon. Effective April 1, 1999 FSBW completed the acquisition of Seaport Citizens Bank (SCB). SCB was merged with FSBW and its two branches in Lewiston, Idaho, together with FSBW's Clarkston, Washington, branch operate as a division of FSBW. Effective January 1, 1999, FWWB completed the acquisition of Whatcom State Bancorp whose wholly-owned subsidiary, Whatcom State Bank
(WSB), was merged with FSBW and operates as Whatcom State Bank, a Division of First Savings Bank of Washington. WSB, which is based in Bellingham, operates five full service branches and a loan office in northwest Washington. Effective April 1, 2000 FSBW opened a new lending subsidiary, Community Financial Corporation, located in the Lake Oswego area of Portland, Oregon (see Note 2: Recent Developments and Significant Events). IEB is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its six branch offices and two loan production offices located in northeast Oregon. TB is a Washington-chartered commercial bank whose deposits are insured by the FDIC under BIF. TB conducts business from seven full service branches in the Seattle, Washington, metropolitan area. TB has approval for an eighth location in Seattle, Washington which is scheduled to open in September 2000.

During May 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the quarter and six months ended June 30, 2000 is compared to the unaudited quarter and six months ended June 30, 1999.

The operating results of FWWB depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of FWWB's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, FWWB's net interest income significantly increased for the quarter and six months ended June 30, 2000, when compared to the same periods for the prior year. This increase in net interest income was due to the significant asset and liability growth which occurred at FWWB. The increase in net interest income occurred despite small 6 basis point and 2 basis point reductions of the interest rate spreads for these periods, which resulted from changes in the mix of assets and liabilities and changes in the levels of various market interest rates. The net interest margins also declined (6 basis points for the quarter and 4 basis points for the six month period) reflecting the reduced spreads and the increased use of interest-bearing liabilities relative to interest-earnings assets as the Company continued to leverage its equity capital. FWWB's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Recent Developments and Significant Events

See Note 2 to Financial Statements

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets increased $127.5 million, or 7.0%, from $1.820 billion at December 31, 1999, to $1.948 billion at June 30, 2000. The growth of $127.5 million was spread among all three subsidiary Banks and was funded primarily with deposit growth and advances from the FHLB. This growth represented a continuation of management's plans to further leverage FWWB's capital and reflects the solid economic conditions in the markets where FWWB operates. Loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $111.3 million, or 8.5%, from $1.308 billion at December 31, 1999, to $1..419 billion at June 30, 2000. The increase in gross loans of $133.6 million from $1.412 billion at December 31, 1999, to $1.546 billion at June 30, 2000, consisted of $13.3 million of residential mortgages, $37.3 million of mortgages secured by commercial and multifamily real estate, $44.9 million of construction and land loans and $38.1 million of non-mortgage loans such as commercial, agricultural and consumer loans. These balances reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate and non-mortgage loans. The majority of the increase in assets was funded by a net increase of $122.8 million in deposits and borrowings. Asset growth was also funded by net income from operations. Deposits grew $75.0 million, or 7.0%, from $1.078 billion at December 31, 1999, to $1.153 billion at June 30, 2000. FHLB advances increased $54.5 million from $466.5 million at December 31, 1999, to $521.0 million at June 30, 2000. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $6.8 million, from $81.7 million at December 31, 1999, to $74.8 million at June 30, 2000. Securities available for sale and held to maturity decreased $4.3 million, or 1.2%, from $362.1 million at December 31, 1999, to $357.8 million at June 30, 2000. FHLB stock increased $2.5 million, as FWWB was required to purchase more stock as a result of its increased use of FHLB advances.

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2000 and 1999

General. Net income for the quarter ended June 30, 2000 was $4.5 million, or $.43 per share (diluted), compared to net income of $4.1 million, or $.37 per share (diluted), for the quarter ended June 30, 1999. Net income for the quarter ended June 30, 2000 increased $486,000 from the comparable quarter ended June 30, 1999. Net income for the first six months of the current period was $9.0 million, an increase of $882,000 from the six months ended June 30, 1999. FWWB's improved operating results reflect the significant growth of assets and liabilities which was offset somewhat by the decline in net interest margin, decreased non-interest revenues, and increased operating expenses and amortization of goodwill. Compared to levels a year ago, total assets increased 14.3% to $1.948 billion at June 30, 2000, total loans rose 19.2% to $1.419 billion, deposits grew 14.1% to $1.153 billion and borrowings increased 18.7% to $595.8 million. Net interest margin declined 6 basis points for the quarter and 4 basis points for the six month period reflecting changes in the level of market rates and the increased use of interest-bearing liabilities relative to interest-earning assets as the Company continued to leverage its equity capital. Average equity was 9.51% of average assets for the quarter ended June 30, 2000, compared to 10.93% of average assets for the quarter ended June 30, 1999. The modest changes in net interest spread and net interest margin are notable in light of the significant changes in the level of market interest rates over the past twelve months.

Interest Income. Interest income for the quarter ended June 30, 2000 was $39.1 million compared to $32.2 million for the quarter ended June 30, 1999, an increase of $6.9 million, or 21.6%. The increase in interest income was a result of a $245.9 million, or 15.7%, growth in average balances of interest-earning assets, and a 44 basis point increase in the average yield on those assets. The yield on average interest-earning assets increased to 8.67% for the quarter ended June 30, 2000 compared to 8.23% for the same period a year earlier. Average loans receivable for the quarter ended June 30, 2000 increased by $227.9 million, or 19.4%, when compared to the quarter ended June 30, 1999, reflecting the Banks' significant internal growth. Interest income on loans increased by $6.1 million, or 23.3%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 32 basis point increase in the average yield. The increase in average loan yield largely resulted from the significant increase in market interest rates, including a 175 basis point increase in the prime rate from the second calendar quarter of 1999 to the end of the most recent period. Adding to this effect were changes in the mix of the loan portfolio and the impact on adjustable and floating rate loans and new loan origination's of significantly rising levels of market interest rates over the past eighteen months.
Although certain market rates declined modestly in the most recent quarter they remain significantly higher than twelve to eighteen months earlier. Loans yielded 9.23% for the quarter ended June 30, 2000 compared to 8.91% for the quarter ended June 30, 1999. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $18.0 million for the quarter ended June 30, 2000, while the interest and dividend income from those investments increased $849,000 for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. The average yield on mortgage-backed securities increased from 6.10% for the quarter ended June 30, 1999, to 6.89% for the comparable period in 2000. Yields on mortgage-backed securities were particularly low in the 1999 period reflecting the adverse impact of accelerated prepayments on the amortization of purchase premiums on those securities as well as the impact of low market rates on the interest rates paid on the significant portion of those securities that have adjustable interest rates. In the quarter ended June 30, 2000 the accelerated prepayments had diminished and market rates had increased reversing both of those effects on mortgage-backed securities yields. The average yield on investment securities and short term cash investments increased from 6.12% for the quarter ended June 30, 1999 to 6.59% for the comparable quarter in 2000, also reflecting the rise in interest rates during 1999 and 2000. Earnings on FHLB stock increased by $4,000, resulting from an increase of $2.9 million in the average balance of FHLB stock for the quarter ended June 30, 2000, and despite a 74 basis point decrease in the dividend yield on that stock. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest income for the six months ended June 30, 2000 increased $13.1 million, or 20.1%, from the comparable period in 1999. Interest income from loans increased $11.7 million, or 23.1%, from the comparable period in 1999. The majority of the increase from loan interest income reflected the impact of a $239.2 million growth in average loans receivable balances and a 12 basis point increase in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended June 30, 2000, increased $1.4 million, from $12.2 million in 1999, to $13.6 million in the current period, reflecting a $5.7 million increase in average balances and a 61 basis point increase in yield. The yield on average earning assets increased from 8.23% for the six months ended June 30, 1999, to 8.56% for the six months ended June 30, 2000. Yield increases for the six month period were somewhat less than those reported for the most recent quarter, however, they generally reflect the same balance sheet and interest rate market dynamics explained above.

Interest Expense. Interest expense for the quarter ended June 30, 2000 was $21.8 million compared to $16.9 million for the comparable period in 1999, an increase of $4.9 million, or 28.7%. The increase in interest expense was due to the $242.2 million growth in average interest-bearing liabilities and the increase in the average cost of all interest-bearing liabilities from 4.60% to 5.10%. The $147.1 million increase in average interest-bearing deposits for the quarter ended June 30, 2000 reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense increased $2.9 million for the quarter ended June 30, 2000. Average deposit balances increased from $990.1 million for the quarter ended June 30, 1999, to $1.137 billion for the quarter ended June 30, 2000, while, at the same time, the average rate paid on deposit balances increased 50 basis points. The increase in the rate paid on deposits reflects the significant increase in market interest rates over the level that prevailed a year earlier. Average FHLB advances totaled $505..9 million during the quarter ended June 30, 2000, compared to $407.7 million during the quarter ended June 30, 1999, an increase of $98.2 million that resulted in a $1.8 million increase in related interest expense. The average rate paid on those advances increased to 6.12% for the quarter ended June 30, 2000 from 5.77% for the quarter ended June 30, 1999. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $3.2 million from $76.7 million for the quarter ended June 30, 1999, to $73.5 million for the same period in 2000, while the related interest expense increased $143,000 from $1.0 million to $1.2 million for the respective periods. The average rate paid on other borrowings was 6.32% in the quarter ended June 30, 2000 compared to 5.29% for the same quarter in 1999 also reflecting the increase in market interest rates.

A comparison of total interest expense for the six months ended June 30, 2000, shows an increase of $3.0 million, or 15.5%, from the comparable period in June 1999. The increase in interest expense reflects an increase in average deposits of $163.4 million combined with a $81.5 million increase in FHLB advances and other borrowings. The effect on interest expense of the $245.0 million increase in average interest-bearing liabilities was augmented by a 35 basis point increase in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance:

                                    Quarters Ended        Six Months Ended
       Average Balances                June 30                 June 30
       ----------------       -----------------------  ----------------------
        (in thousands)              2000         1999        2000        1999
                              ----------   ----------  ----------  ----------
Investment securities and
 deposits                     $  153,793   $  131,486  $  147,646  $  143,694
Mortgage-backed obligations      230,791      238,092     233,389     234,182
Loans                          1,403,569    1,175,625   1,372,757   1,133,539
FHLB stock                        26,085       23,141      25,479      22,943
   Total average interest-    ----------   ----------  ----------  ----------
    earning asset              1,814,238    1,568,344   1,779,271   1,534,358

Non-interest-earning assets       95,942       99,315      94,998      95,404
                              ----------   ----------  ----------  ----------
        Total average assets  $1,910,180   $1,667,659  $1,874,269  $1,629,762
                              ==========   ==========  ==========  ==========

Deposits                      $1,137,251   $  990,137   1,115,348  $  951,904
Advances from FHLB               505,924      407,705     491,170     407,206
Other borrowings                  73,524       76,689      75,968      78,409
                              ----------   ----------  ----------  ----------
       Total average interest-
        bearing liabilities    1,716,699    1,474,531   1,682,486   1,437,519

Non-interest-bearing
 liabilities                      11,865       10,804      10,862      10,777
                              ----------   ----------  ----------  ----------
Total average liabilities      1,728,564    1,485,335   1,693,348   1,448,296

Equity                           181,616      182,324     180,921     181,466
                              ----------   ----------  ----------  ----------
       Total average
        liabilities and
        equity                $1,910,180   $1,667,659  $1,874,269  $1,629,762
                              ==========   ==========  ==========  ==========

  Interest Rate Yield/Expense (rates are annualized)
  --------------------------------------------------
Interest Rate Yield:
   Investment securities
    and deposits                    6.59%        6.12%       6.62%      6.11%
   Mortgage-backed obligations      6.89%        6.10%       6.81%      5.98%
   Loans                            9.23%        8.91%       9.10%      8.98%
   FHLB stock                       6.51%        7.25%       6.50%      7.50%
Total interest rate yield on  ----------   ----------  ----------  ----------
 interest-earning assets            8.67%        8.23%       8.56%      8.23%
                              ----------   ----------  ----------  ----------
Interest Rate Expense:
   Deposits                         4.57%        4.07%       4.45%      4.10%
   Advances from FHLB               6.12%        5.77%       6.03%      5.77%
   Other borrowings                 6.32%        5.29%       6.20%      5.31%
                              ----------   ----------  ----------  ----------
     Total interest rate
      expense on interest-
      bearing liabilities           5.10%        4.60%       4.99%      4.64%
                              ----------   ----------  ----------  ----------
     Interest spread                3.57%        3.63%       3.57%      3.59%
                              ==========   ==========  ==========  ==========

     Net interest margin on
      interest earning assets       3.84%        3.90%       3.84%      3.88%
                              ----------   ----------  ----------  ----------

Additional Key Financial Ratios (ratios are annualized)
-------------------------------------------------------

Return on average assets            0.96%        0.98%       0.96%      1.00%
Return on average equity           10.06%        8.93%       9.97%      8.99%
Average equity/average assets       9.51%       10.93%       9.65%     11.13%
Average interest-earning
 assets/interest-bearing
 liabilities                      105.68%      106.36%     105.75%    106.74%
Non-interest [other operating]
 expenses/average assets
    Excluding amortization of
     costs in excess of net
     assets acquired
     (goodwill)                     2.21%        2.16%       2.20%      2.19%
    Including amortization of
     costs in excess of net
     assets acquired (goodwill)     2.38%        2.35%       2.37%      2.37%
Efficiency ratio [non-
 interest (other
 operating) expenses/
 revenues]
    Excluding amortization
     of costs in excess of
     net assets acquired
     (goodwill)                    54.79%       52.58%      54.80%     52.70%
    Including amortization
     of costs in excess of
     net assets acquired
     (goodwill)                   58.92%        57.18%      59.03%     57.09%

Provision for Loan Losses. During the quarter ended June 30, 2000, the provision for loan losses was $819,000, compared to $710,000 for the quarter ended June 30, 1999, an increase of $109,000. A comparison of the provision for loan losses for the six month periods ended June 30, 2000 and 1999 shows an increase of $23,000 from $1.34 million to $1.36 million. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the current quarter reflects more significant changes in the portfolio mix and non-performing loans and a higher level of net charge-offs during that period than occurred in the prior year's quarter. A comparison of the allowance for loan losses at June 30, 2000 and 1999 shows an increase of $1.2 million from $13.3 million at June 30, 1999 to $14.5 million at June 30, 2000. The allowance for loan losses increased by $950,000, to $14.5 million at June 30, 2000, compared to $13.5 million at December 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.01% and 1.10% at June 30, 2000 and June 30, 1999, respectively. The allowance for loan losses equaled 290% of non-performing loans at June 30, 2000 compared to 192% of non-performing loans at June 30, 1999.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to the allowance are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment by the Banks include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                                        June 30  December 31
                                                           2000         1999
                                                     ----------  -----------
Loans (including loans held for sale):
  Secured by real estate
    One- to four-family real estate loans            $  450,001   $  436,679
    Commercial                                          358,725      332,505
    Multifamily                                          78,558       67,487
    Construction and land                               307,991      263,093
  Commercial                                            216,308      195,566
  Agribusiness                                           64,399       55,000
  Consumer, including credit cards                       69,577       61,580
                                                     ----------   ----------
                                                     $1,545,559   $1,411,910

  Less loans in process                                 105,565       84,894
  Less deferred fees and discounts                        6,024        5,311
                                                     ----------   ----------
      Net loans outstanding before allowance for
       loan losses                                   $1,433,970   $1,321,705
  Less allowance for loan losses                         14,491       13,541
                                                     ----------   ----------
      Total net loans at end of period               $1,419,479   $1,308,164
                                                     ==========   ==========

Allowance for loan losses as a percentage of
 net loans outstanding                                     1.01%        1.02%


                                      Quarters Ended        Six Months Ended
                                          June 30               June 30
                                   -------------------    ------------------
                                       2000       1999       2000       1999
                                   --------   --------   --------   --------

Balance, beginning of the period   $ 13,951   $ 12,261   $ 13,541   $ 10,718

Allowances added through business
 combinations                            --        477         --      1,554

Provision                               819        710      1,364      1,341
Recoveries of loans previously
 charged off:
   One- to four-family real
    estate loans                         --         --         --         --
   Commercial/multifamily real estate    --         --          1         --
   Construction and land                 --         --         --         --
   Commercial business                   11         22         27         31
   Agribusiness                          --         --         --         --
   Consumer finance                       1          2          2         10
   Credit cards                          98          2         99          4
                                   --------   --------   --------   --------
                                        110         26        129         45
Loans charged off:
   One- to four-family real
    estate loans                        (54)        --        (60)        --
   Commercial/multifamily real estate    --         --         --        (30)
   Construction and land                (12)        --        (12)        (9)
   Commercial business                 (114)      (134)      (173)      (148)
   Agribusiness                          --         --         --         --
   Consumer finance                     (17)        (3)       (23)       (79)
   Credit cards                        (192)       (32)      (275)       (87)
                                   --------   --------   --------   --------
                                       (389)      (169)      (543)      (353)
                                   --------   --------   --------   --------
Net charge offs                        (279)      (143)      (414)      (308)
                                   --------   --------   --------   --------
Balance, end of period             $ 14,491   $ 13,305   $ 14,491   $ 13,305
                                   ========   ========   ========   ========

Net charge-offs as a percentage
 of average net book value of
 loans outstanding for the period      0.02%      0.01%      0.03%      0.03%
                                   --------   --------   --------   --------

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                                        June 30  December 31
                                                           2000         1999
                                                     ----------  -----------
Specific or allocated loss allowances:
Secured by real estate:
   One- to four-family real estate loans             $    2,463   $    2,334
   Commercial and multifamily                             4,684        4,273
Construction and land                                     2,089        1,638
Commercial/agricultural                                   3,219        2,830
Consumer, credit card and other                           1,011        1,023
                                                     ----------  -----------
     Total allocated                                     13,466       12,098

Unallocated                                               1,025        1,443
                                                     ----------  -----------
     Total allowance for loan losses                 $   14,491  $    13,541
                                                     ==========  ===========

Ratio of allowance for loan losses to
 non-performing loans                                      2.90         2.67
Allowance for loan losses as a percent of net
 loans (loans receivable excluding allowance
 for losses)                                               1.01%        1.02%


Other Operating Income. Other operating income at $1.8 million for the quarter ended June 30, 2000, was nearly unchanged from the quarter ended June 30, 1999. This included, however, a $177,000 decrease in the gain on sale of loans. This decrease primarily reflected decreased sales of loans by FSBW and IEB and the adverse impact of rising interest rates on the profitability of loan sales when compared to the comparable period in the prior year. The volume of loan sales and related net gain on sale of loans decreased from $30.3 million and $459,000, respectively, for the quarter ended June 30, 1999, to $22.8 million and $282,000, respectively, for the quarter ended June 30, 2000. On the other hand, other fee and service charge income increased at FSBW, TB and IEB, reflecting deposit growth and pricing adjustments.

Other operating income for the six months ended June 30, 2000, decreased $505,000 from the comparable period in 1999. The $822,000 decrease in gains from the sale of loans and securities for the six months ended June 30, 2000 also reflects the rising rate environment during the six months ended June 30, 2000. Loan sales declined from $74.8 million for the six months ended June 30, 1999 to $38.7 million for the six months ended June 30, 2000.

Other Operating Expenses. Other operating expenses increased $1.5 million from $9.8 million for the quarter ended June 30, 1999, compared to $11.3 million for the quarter ended June 30, 2000. Increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as FWWB continues to expand. The increase in expenses reflects the inclusion of two new bank branches opened subsequent to June 30, 1999. The increase also reflects expenses associated with the new lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $90,000 increase in capitalized loan origination costs. The higher operating expenses associated with FWWB's transition to more of a commercial bank profile caused FWWB's efficiency ratio, excluding the amortization of goodwill, to increase to 54.79% (58.92% including goodwill), for the quarter ended June 30, 2000, from 52.58% (57.18% including goodwill) for the comparable period ended June 30, 1999. Other operating expenses as a percentage of average assets were 2.38% (2.21% excluding the amortization of goodwill) for the quarter ended June 30, 2000, compared to 2.35% (2.16% excluding the amortization of goodwill) for the quarter ended June 30, 1999.

Other operating expenses for the six months ended June 30, 2000 increased $3.0 million from $19.1 million for the first six months of 1999 to $22.1 million in the current period. As explained earlier, the increase is largely due to the previously noted growth in FWWB's operations for the current six months period.

Income Taxes. Income tax expense was $2.5 million for the quarter ended June 30, 2000, compared to $2.6 million for the comparable period in 1999. The $52,000 decrease in the provision for income taxes reflects the higher level of income being taxed at slightly lower effective rates due to the declining relative contribution of IEB which is subject to Oregon state income taxes; and the fact that a declining relative portion of the expense recorded in the release of the Employee Stock Ownership Plan (ESOP) shares is not deductible for tax purposes. The Company's effective tax rates for the quarter ended June 30, 2000 and 1999, were 36% and 39%, respectively.

Income tax expense for the six months ended June 30, 2000 remained at $5.0 million, which is the same amount as the comparable period in 1999. The Company's effective tax rates for the six months ended June 30, 2000 and 1999, were 36% and 38%, respectively.

Asset Quality

The following tables are provided to disclose additional details on asset quality (in thousands):

                                                        June 30  December 31
                                                           2000         1999
                                                     ----------  -----------
Non-performing assets at end of the period:
 Nonaccrual Loans:
   One- to four-family real estate loans             $      970   $      623
   Commercial real estate                                   323          129
   Multifamily real estate                                   --           --
   Construction and land                                  1,842        2,514
   Commercial business                                      882        1,203
   Agricultural business                                    344           --
   Consumer, credit card and other                          114            9
                                                     ----------  -----------
                                                          4,475        4,478
Loans more than 90 days delinquent, still on accrual:
   One- to four-family real estate loans                     27          155
   Commercial real estate                                   400           --
   Multifamily real estate                                   --           --
   Construction and land                                     --           --
   Commercial business                                        8           25
   Agricultural business                                     14          334
   Consumer, credit card and other                           79           79
                                                     ----------  -----------
                                                            528          593
                                                     ----------  -----------
Total non-performing loans                                5,003        5,071

Real estate owned (REO) and repossessed assets            3,873        3,576
                                                     ----------  -----------
Total non-performing assets at the end of the
 period                                              $    8,876  $     8,647
                                                     ==========  ===========

Non-performing loans as a percentage of total
 net loans before allowance for loan losses at
 end of the period                                         0.35%        0.38%
Ratio of allowance for loan losses to non-performing
 loans at end of the period                                 290%         267%
Non-performing assets as a percentage of total
 assets at end of the period                               0.46%        0.48%

Troubled debt restructuring [TDR's]
 at end of the period                                $      316  $       369
                                                     ----------  -----------

Troubled debt restructuring as a percentage of:
   Total gross principal of loans outstanding
    at end of the period                                   0.02%        0.03%
   Total assets at end of the period                       0.02%        0.02%

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

Sensitivity Analysis

The table of Interest Rate Risk Indicators sets forth, as of June 30, 2000, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators
As of June 30, 2000

                                          Estimated Change in
                               ----------------------------------------------
    Change (In Basis Points)   Net Interest Income
     in Interest Rates (1)        Next 12 Months         Net Market Value
    ------------------------   -------------------       ----------------
                                          (Dollars in thousands)

            +400               $ (1,955)     (2.9%)     $ (90,038)    (53.5%)
            +300                 (1,273)     (1.9%)       (71,195)    (42.3%)
            +200                   (588)     (0.9%)       (49,890)    (29.6%)
            +100                   (105)     (0.2%)       (26,258)    (15.6%)
               0                      0         0               0         0
            -100                   (478)     (0.7%)        26,362      15.6%
            -200                 (1,848)     (2.7%)        37,702      22.4%
            -300                 (4,001)     (5.8%)        37,635      22.3%
            -400                 (7,030)    (10.3%)        27,870      16.5%

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

Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage (ARM) loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of a severe interest rate increase.

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2000. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At June 30, 2000, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $161.5 million, representing a one-year gap to total assets ratio of (8.29%).


Table of Interest Sensitivity Gap
As of June 30, 2000                       6 Months
                                Within    to One    1-3         3-5      5-10      Over 10
                                6 Months  Year      Years       Years    Years     Years       Total
                                --------  ----      -----       -----    -----     -----       -----
                                                         (dollars in thousands)
Interest-earning assets(1):
 Construction loans            $121,445  $  45,953  $   2,057   $  1,123  $     --  $     --  $  170,578
 Fixed-rate mortgage loans       42,598     32,400    129,289    109,821   181,292   143,892     639,292
 Adjustable-rate mortgage
  loans                         129,762     53,257     58,364     38,485        --        --     279,868
 Fixed-rate mortgage-backed
  securities                      9,584      9,435     38,877     37,230    37,618     6,699     139,443
 Adjustable-rate mortgage-
  backed securities              92,321      1,078         --         --        --        --      93,399
 Fixed-rate commercial/
  agriculture loans              12,473      6,005     16,549     29,362    12,049     5,108      81,546
 Adjustable-rate commercial/
  agriculture loans             201,125         --         --         --        --        --     201,125
 Consumer and other loans        20,205      4,161     16,358     14,782     1,256     9,838      66,600
 Investment securities and
  interest-bearing deposits      28,536      4,810     28,745     39,916     9,655    60,817     172,479
                               --------  ---------  ---------  ---------  --------  --------  ----------
    Total rate-sensitive
     assets                     658,049    157,099    290,239    270,719   241,870   226,354   1,844,330
                               --------  ---------  ---------  ---------  --------  --------  ----------
Interest-bearing liabilities(2):
  Regular savings and NOW
   accounts                      18,812     18,812     43,896     43,896        --        --     125,416
  Money market deposit accounts  67,659     40,595     27,064         --        --        --     135,318
  Certificates of deposit       365,857    192,903    186,625     17,549     9,699        21     772,654
  FHLB advances                 158,500     42,780    244,790     39,500    31,600     3,828     520,998
  Other borrowings               65,371         --         --         --        --        --      65,371
  Retail repurchase agreements    4,965        373      1,282      2,074       784        --       9,478
                               --------  ---------  ---------  ---------  --------  --------  ----------
  Total rate-sensitive
   liabilities                  681,164    295,463    503,657    103,019    42,083     3,849   1,629,235
                               --------  ---------  ---------  ---------  --------  --------  ----------
Excess (deficiency) of
 interest-sensitive assets
 over interest-sensitive
 liabilities                   $(23,115) $(138,364) $(213,418) $ 167,700  $199,787  $222,505  $  215,095
                               ========  =========  =========  =========  ========  ========  ==========
Cumulative excess (deficiency)
 of interest-sensitive assets  $(23,115) $(161,479) $(374,897) $(207,197) $ (7,410) $215,095  $  215,095
                               ========  =========  =========  =========  ========  ========  ==========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities             96.61%     83.47%     74.67%     86.91%    99.54%   113.20%     113.20%
                               ========  =========  =========  =========  ========  ========  ==========
Interest sensitivity gap to
  total assets                   (1.19%)   (7.10%)    (10.96%)     8.61%    10.26%    11.42%      11.04%
                               ========  =========  =========  =========  ========  ========  ==========
Ratio of cumulative gap to
 total assets                    (1.19%)    (8.29%)   (19.25%)   (10.64%)   (0.38%)   11.04%      11.04%
                               ========  =========  =========  =========  ========  ========  ==========

                                              (footnotes on following page)

                                                        26

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $276.3 million or (14.19%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the six months ended June 30, 2000, the Company closed or purchased loans in the amount of $423.7 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, other borrowings, and deposit growth. For the six months ended June 30, 2000, principal repayments on loans totaled $271.4 million. During the six months ended June 30, 2000, the Company sold $38.7 million of loans. FHLB advances increased $54.5 million for the six months ended June 30, 2000. Other borrowings decreased $6.8 million for the six months ended June 30, 2000. Net deposit growth was $75.1 million for the six months ended June 30, 2000.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2000, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At June 30, 2000, the Banks had outstanding loan commitments totaling $148.6 million and undisbursed loans in process totaling $105.7 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs. FSBW maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 45% of FSBW's assets or unencumbered qualifying collateral, which as of June 30, 2000 could give a total credit line of $585.8 million. Advances under this credit facility totaled $487.9 million, or 35.0% of FSBW's assets at June 30, 2000. IEB and TB also maintain credit lines with various institutions, including the FHLB-Seattle, that would allow them to borrow up to $22.7 million.

At June 30, 2000, savings certificates amounted to $772.7 million, or 67.0%, of the Banks' total deposits, including $557.1 million which were scheduled to mature by June 30, 2001. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2000, FWWB's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for FWWB along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                       Minimum for capital
                                       Actual            adequacy purposes
                                -------------------   ---------------------
                                  Amount     Ratio     Amount        Ratio
June 30, 2000:                    ------     -----     ------        -----
FWWB-consolidated
   Total capital to risk-
    weighted assets             $167,031     12.47%   $109,017       8.00%
   Tier 1 capital to risk-
    weighted assets              152,540     11.19      54,509       4.00
   Tier 1 leverage capital
    average assets               152,540      8.12      75,184       4.00

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

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Stockholders

The Annual meeting of stockholders of the Company (Meeting) was held on April 21, 2000. The results of the vote on the election of directors, the first proposal presented at the Meeting, is as follows:

      The following individuals were elected as directors, each for a three-year term:


                                    FOR                     WITHHELD
                            -----------------------    ----------------------
                              # of                      # of
                              Votes     Percentage      Votes      Percentage
                              -----     ----------      -----      ----------

      David B. Casper       9,527,311       85%        302,000        2.7%

      Marvin Sundquist      9,526,749       85%        302,562        2.7%

      Margaret C. Langlie   9,603,635       86%        225,676        2.1%

      The terms of Directors Robert D. Adams, Jess Foster, S. Rick Meikle, Dean Mitchell, Brent Orrico, Wilber Pribilsky and Gary Sirmon continued.

      The results of the vote on the approval of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2000, the second proposal presented at the meeting, is as follows:

                   FOR      9,747,054        Shares   87.00%
                            ---------                ------
                   AGAINST     26,022        Shares    0.23%
                            ---------                ------
                   ABSTAIN     56,235        Shares    0.50%
                            ---------                ------

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on Form 8K

Report (s) on Form 8-K filed during the quarter ended June 30, 2000, are as follows:

    Date Filed                                 Purpose
    ----------                                 -------

       NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    First Washington Bancorp, Inc.



August 11, 2000                    /s/ Gary Sirmon
                                   --------------------------------------
                                   Gary Sirmon
                                   President and Chief Executive Officer


August 11, 2000                    /s/ D. Allan Roth
                                   --------------------------------------
                                   D. Allan Roth
                                   Secretary and Treasurer and Executive Vice
                                   President