Form 10-Q
period 2000-09-30
BANNER CORP
filed 2000-11-14
CIK 946673

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the quarterly period ended..................   September 30, 2000
                                                      -------------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    --------------

                       Commission File Number      0-26584
                                              ------------

                                Banner Corporation
                                ------------------
              (Exact name of registrant as specified in its charter)

         Washington                                       91-1691604
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


             10 S. First Avenue       Walla Walla, Washington  99362
             -------------------------------------------------------
              (Address of principal executive offices and zip code)

                                (509)  527-3636
                                ---------------
             (Registrant's telephone number, including area code)

                          First Washington Bancorp, Inc.
                          ------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)  Yes  X     No
                                   ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of class:                              As of October 31, 2000
    ---------------                              ----------------------
Common stock, $.01 par value                      12,118,845 shares *

       * Includes 745,631 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts and is adjusted for 10% stock dividend awarded to stockholders of record on October 31, 2000.

                       Banner Corporation and Subsidiaries
                               Table of Contents
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition
as of September 30, 2000 and December 31, 1999............................  2

Consolidated Statements of Income
for the Quarters and Nine Months Ended September 30, 2000 and 1999........  3

Consolidated Statements of Comprehensive Income
for the Quarters and Nine Months Ended September 30, 2000 and 1999........  4

Consolidated Statements of Changes in Stockholders' Equity
for the Nine Months Ended September 30, 2000 and 1999.....................  5

Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2000 and 1999.....................  7

Selected Notes to Consolidated Financial Statements.......................  9

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

General................................................................... 15

Recent Developments and Significant Events................................ 16

Comparison of Financial Condition at September 30, 2000 and
December 31, 1999......................................................... 16

Comparison of Results of Operations for the Quarters and Nine
Months Ended September 30, 2000 and 1999.................................  16

Asset Quality............................................................  21

Market Risk and Asset/Liability Management...............................  23

Liquidity and Capital Resources..........................................  26

Capital Requirements.....................................................  27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................  28

Item 2. Changes in Securities............................................  28

Item 3. Defaults upon Senior Securities..................................  28

Item 4. Submission of Matters to a Vote of Stockholders..................  28

Item 5. Other Information................................................  28

Item 6. Exhibits and Reports on Form 8-K.................................  28

SIGNATURES...............................................................  29

                      BANNER CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                    September 30, 2000 and December 31, 1999

                                                    (Unaudited)
                                                   September 30   December 31
ASSETS                                                     2000          1999
                                                   ------------   -----------
Cash and due from banks                            $     72,038   $    44,769
Securities available for sale, cost $330,900
 and $356,617                                           324,381       348,347
Securities held to maturity, fair value
 $18,630 and $13,716                                     18,259        13,770
Federal Home Loan Bank stock                             28,047        24,543
Loans receivable:
   Held for sale,  fair value $10,338 and $9,519         10,277         9,519
   Held for portfolio                                 1,469,691     1,312,186
   Allowance for loan losses                            (15,024)      (13,541)
                                                   ------------   -----------
                                                      1,464,944     1,308,164
Accrued interest receivable                              13,207        10,732
Real estate held for sale, net                            3,420         3,293
Property and equipment, net                              17,337        16,637
Costs in excess of net assets acquired
 (goodwill), net                                         35,410        37,733
Deferred income tax asset, net                            4,041         5,338
Other assets                                              6,710         6,784
                                                   ------------   -----------
                                                   $  1,987,794   $ 1,820,110
                                                   ============   ===========
LIABILITIES
Deposits:
   Non-interest-bearing                            $    130,956   $   114,252
   Interest-bearing                                   1,041,184       963,900
                                                   ------------   -----------
                                                      1,172,140     1,078,152

Advances from Federal Home Loan Bank                    530,298       466,524
Other borrowings                                         77,396        81,655
Accrued expenses and other liabilities                   16,723        10,524
Deferred compensation                                     2,180         1,944
Income taxes payable                                      1,520         2,138
                                                   ------------   -----------
                                                      1,800,257     1,640,937
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                         --            --
Common stock - $0.01 par value, 25,000,000
 shares authorized, 13,201,718 shares issued: *
 12,156,786 shares and 12,337,332 shares
 outstanding *
 at September 30, 2000 and December 31, 1999,
 respectively.                                          120,654       123,204
Retained earnings                                        78,146        69,170
Accumulated other comprehensive income:
   Unrealized gain (loss) on securities
    available for sale                                   (4,200)       (5,331)
Unearned shares of common stock issued to
 Employee Stock Ownership Plan (ESOP) trust:
 745,631 and 745,631 restricted shares outstanding *
 at September 30, 2000 and December 31, 1999,
 respectively, at cost                                   (6,162)       (6,162)

Carrying value of shares held in trust for
 stock related compensation plans                        (3,364)       (4,041)
Liability for common stock issued to deferred,
 stock related, compensation plan                         2,463         2,333
                                                   ------------   -----------
                                                           (901)       (1,708)
                                                   ------------   -----------
                                                        187,537       179,173
                                                   ------------   -----------
                                                   $  1,987,794   $ 1,820,110
                                                   ============   ===========
* Adjusted for stock dividend, see note 2

                 See notes to consolidated financial statements

                       BANNER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited) (in thousands except for per share amounts)

                                  Quarters Ended          Nine Months Ended
                                   September 30              September 30
                               --------------------    -----------------------
                                   2000        1999          2000        1999
INTEREST INCOME:               --------    --------    ----------   ---------
  Loans receivable             $ 34,060    $ 27,244    $   96,206   $  77,733
  Mortgage-backed securities      3,826       4,039        11,732      10,983
  Securities and deposits         3,037       2,312         8,723       7,522
                               --------    --------    ----------   ---------
                                 40,923      33,595       116,661      96,238

INTEREST EXPENSE:
  Deposits                       13,986      10,455        38,676      29,829
  Federal Home Loan Bank
   advances                       8,412       6,076        23,142      17,721
  Other borrowings                1,292       1,078         3,634       3,144
                               --------    --------    ----------   ---------
                                 23,690      17,609        65,452      50,694
                               --------    --------    ----------   ---------
   Net interest income before
   provision for loan losses     17,233      15,986        51,209      45,544

PROVISION FOR LOAN LOSSES           651         510         2,015       1,851
                               --------    --------    ----------   ---------
  Net interest income            16,582      15,476        49,194      43,693

OTHER OPERATING INCOME:
  Loan servicing fees               264         229           744         699
  Other fees and service
   charges                        1,297       1,147         3,676       3,264
  Gain on sale of loans             558         396         1,027       1,687
  Gain (loss) on sale of
   securities                        44          --            59           6
  Miscellaneous                      62         147           172         221
                               --------    --------    ----------   ---------
   Total other operating
    income                        2,225       1,919         5,678       5,877

OTHER OPERATING EXPENSES:
  Salary and employee
   benefits                       6,822       6,101        19,604      17,487
  Less capitalized loan
   origination costs               (874)       (738)       (2,566)     (2,419)
  Occupancy and equipment         1,764       1,566         5,208       4,507
  Information/computer data
   services                         623         582         1,824       1,608
  Advertising                       220         124           549         491
  Deposit insurance                  57          85           166         248
  Amortization of goodwill          793         788         2,377       2,259
  Miscellaneous                   2,281       2,086         6,619       5,547
                               --------    --------    ----------   ---------
   Total other operating
    expenses                     11,686      10,594        33,781      29,728
                               --------    --------    ----------   ---------
   Income before provision
    for income taxes              7,121       6,801        21,091      19,842

PROVISION FOR INCOME TAXES        2,515       2,594         7,517       7,549
                               --------    --------    ----------   ---------
NET INCOME                     $  4,606    $  4,207    $   13,574   $  12,293
                               ========    ========    ==========   =========

Net income per common share,
 see Note 5: *

    Basic                      $    .41    $    .37    $     1.20   $    1.06
    Diluted                    $    .40    $    .36    $     1.18   $    1.02

Cumulative dividends declared
 per common share: *           $    .13    $    .11    $      .38   $     .33

    *  Adjusted for stock dividend, see note 2

                      BANNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (Unaudited) (in thousands)

                                  Quarters Ended          Nine Months Ended
                                   September 30              September 30
                               --------------------    -----------------------
                                   2000        1999          2000        1999
                               --------    --------    ----------   ---------

NET INCOME:                    $  4,606    $  4,207    $   13,574   $  12,293

OTHER COMPREHENSIVE INCOME
 (LOSS), NET OF INCOME TAXES:
   Unrealized holding gain
    (loss) during the period,
    net of deferred income
    tax (benefit) of $706,
    $(1,495), $639 and            1,267      (2,725)        1,729      (4,597)
    respectively.
   Less adjustment for gains
    included in net income,
    net of income tax of $15,
    $--, $20 and $2;                (29)         --          (618)         (4)
                               --------    --------    ----------   ---------
   Other comprehensive income
    (loss)                        1,238      (2,725)        1,131      (4,601)
                               --------    --------    ----------   ---------
COMPREHENSIVE INCOME           $  5,844    $  1,482    $   14,705   $   7,692
                               ========    ========    ==========   =========

                        BANNER CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Unaudited) ( in thousands)
             For the Nine Months Ended September 30, 2000 and 1999

                                                        2000          1999
                                                   ---------     ---------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of period                      $ 123,204     $ 122,049
   Adjustment of and/or issuance of stock
    in connection with acquisitions                       53        11,516
   Assumption of options in connection with
    acquisitions                                          --           527
   Release of earned ESOP shares                          --            --
   Recognition of tax benefit due to vesting
    of MRP shares                                          2           188
   Issuance of shares to MRP                              62            52
   Repurchase of forfeited shares from MRP               (25)          (34)
   Net proceeds (cost) of treasury stock
    reissued for exercised stock options                 139            84
   Purchase and retirement of treasury stock          (2,780)      (10,693)
   Net issuance of stock through the employees'
    stock plan                                            --           601
                                                   ---------     ---------
Balance, end of period                               120,655       124,290

RETAINED EARNINGS:
 Balance, beginning of period                         69,170        57,273
   Net income                                         13,574        12,293
   Cash dividends                                     (4,591)       (4,011)
   Adjustment of stock issued and related stock
    dividend in connection with acquisitions              (7)           --
                                                   ---------     ---------
 Balance, end of period                               78,146        65,555

ACCUMULATED OTHER COMPREHENSIVE INCOME:
 Balance, beginning  of period                        (5,331)        2,440
   Other comprehensive income (loss), net of
    related income taxes                               1,131        (4,601)
                                                   ---------     ---------
 Balance, end of period                               (4,200)       (2,161)

UNEARNED, RESTRICTED ESOP SHARES AT COST:
 Balance, beginning of period                         (6,162)       (6,781)
   Release of earned ESOP shares                          --            --
                                                   ---------     ---------
 Balance, end of period                               (6,162)       (6,781)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS, NET OF LIABILITY:
 Balance, beginning of period                         (1,708)       (4,098)
   Issuance of treasury stock for MRP grant              (62)           --
   Cumulative effect of change in accounting for
    Rabbi Trust, see Note 2                               --         1,095
   Net change in number and/or valuation of
    shares held in trust                                  25            20
   Amortization of compensation related to MRP           844           992
                                                   ---------     ---------
 Balance, end of period                                 (901)       (1,991)
                                                   ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                         $ 187,538     $ 178,912
                                                   =========     =========

                      BANNER CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Unaudited) (continued) (in thousands)
            For the Nine Months Ended September 30, 2000 and 1999

                                                        2000          1999
                                                   ---------     ---------
COMMON STOCK, SHARES ISSUED: *
  Number of shares, beginning of period               13,202        13,202
                                                   ---------     ---------
  Number of shares, end of period                     13,202        13,202
                                                   ---------     ---------

LESS STOCK RETIRED/REPURCHASED: *
  Number of shares, beginning of period                 (864)         (770)
    Repurchase of stock                                 (212)         (556)
    Reissuance of retired stock to deferred
     compensation plan and/or exercised
     stock options                                        31            22
    Shares reissued in connection with
     acquisitions                                          2           559
    Repurchase of shares forfeited from MRP               (2)           (2)
  Number of shares retired/repurchased, end        ---------     ---------
   of period                                          (1,045)         (747)
                                                   ---------     ---------
  Shares issued and outstanding, end of period        12,157        12,455
                                                   =========     =========
UNEARNED, RESTRICTED ESOP SHARES: *
  Number of shares, beginning of period                 (746)         (821)
    Release of earned shares                              --            --
                                                   ---------     ---------
  Number of shares, end of period                       (746)         (821)
                                                   =========     =========

    * Adjusted for stock dividend, see note 2

                      BANNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (in thousands)
              For the Nine Months Ended September 30, 2000 and 1999

                                                        2000          1999
                                                   ---------     ---------
OPERATING ACTIVITIES
 Net income                                        $  13,574     $  12,293
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Deferred taxes                                        678          (203)
   Depreciation                                        2,013         1,841
   Loss (gain) on sale of securities                     (59)           (6)
   Net amortization of premiums and discounts
    on investments                                        72           618
   Amortization of costs in excess of net assets
    acquired                                           2,377         2,259
   Amortization of MRP compensation liability            844           992
   Loss (gain) on sale of loans                         (990)       (1,332)
   Net changes in deferred loan fees, premiums
    and discounts                                        961         1,155
   Loss (gain) on disposal of real estate held
    for sale                                              52            (1)
   Loss (gain) on disposal of property and
    equipment                                              8            (6)
   Capitalization of mortgage servicing rights from
    sale of mortgages with servicing retained            (37)         (355)
   Amortization of mortgage servicing rights             186           237
   Provision for losses on loans and real estate
    held for sale                                      2,036         1,851
   FHLB stock dividend                                (1,247)       (1,283)
   Cash provided (used) in operating assets and
    liabilities:
      Loans held for sale                               (758)       (7,193)
      Accrued interest receivable                     (2,475)       (1,872)
      Other assets                                       (63)        2,854
      Deferred compensation                              192           391
      Accrued expenses and other liabilities           6,137         1,478
      Income taxes payable                              (616)        1,402
                                                   ---------     ---------
       Net cash provided by operating activities      22,885        15,120
                                                   ---------     ---------
INVESTING ACTIVITIES:
 Purchase of securities available for sale           (11,351)     (111,497)
 Principal payments and maturities of securities
  available for sale                                  32,908        97,500
 Proceeds from sales of securities available
  for sale                                             4,131         6,229
 Purchase of securities held to maturity              (4,662)           --
 Principal payments and maturities of securities
  held to maturity                                       188           299
 Sale (purchase) of FHLB stock                        (2,257)          388
 Loans originated and closed - net                  (632,708)     (723,040)
 Purchase of loans and participating interest
  in loans                                           (10,382)      (35,824)
 Proceeds from sales of loans and participating
  interest in loans                                   71,402       119,270
 Principal repayments on loans                       412,241       478,077
 Purchase of property and equipment                   (2,731)       (2,009)
 Proceeds from sale of property and equipment             10             9
 Additional capitalized costs of  real estate
  held for sale net of insurance proceeds                (62)         (230)
 Proceeds from sale of real estate held for sale       1,301         2,719
 Funds transferred to deferred compensation
  plan trusts                                           (101)         (483)
 Acquisitions, net cash (used) acquired                   (6)         (794)
                                                   ---------     ---------
       Net cash used by investing activities        (142,079)     (169,386)
                                                   ---------     ---------

                            (Continued on next page)

                      BANNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)  (in thousands)
             For the Nine Months Ended September 30, 2000 and 1999
                          (Continued from prior page)
                                                        2000          1999
                                                   ---------     ---------
FINANCING ACTIVITIES
 Increase (decrease) in deposits                   $  93,988     $ 117,345
 Proceeds from FHLB advances                         724,479       336,153
 Repayment of FHLB advances                         (660,705)     (306,059)
 Proceeds from reverse repurchase borrowings             935         4,500

 Repayments of reverse repurchase borrowings          (2,929)      (11,470)
 Increase (decrease) in other borrowings              (2,265)          (11)
 Compensation expense recognized for shares
  released for allocation to participants of
  the ESOP:
   Original basis of shares                               --            --
   Excess of fair value of released shares
    over basis                                            --            (1)
 Cash dividends paid                                  (4,398)       (3,691)
 Net (cost) proceeds of exercised stock options          139            84
 Purchase of treasury stock                           (2,781)      (10,693)
                                                   ---------     ---------
  Net cash provided by financing activities          146,463       126,157
                                                   ---------     ---------
 NET INCREASE (DECREASE) IN CASH AND DUE FROM
  BANKS                                               27,269       (28,109)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD          44,769        74,233
                                                   ---------     ---------
CASH AND DUE FROM BANKS, END OF PERIOD             $  72,038     $  46,124
                                                   =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                     $  64,848     $  50,738
 Taxes paid                                        $   7,455     $   5,777
 Non-cash transactions:
  Loans, net of discounts, specific loss
   allowances and unearned income transferred
   to real estate owned                            $   1,439     $   1,581
  Net change in accrued dividends payable          $     195     $     320

  Net change in unrealized gain (loss) in deferred
   compensation trust and related liability        $      47     $   2,115
  Treasury stock forfeited by MRP                  $      35     $      34
  Treasury stock issued to MRP                     $      62     $     653
  Tax benefit of vested MRP shares                 $       2     $     188
  Fair value of stock issued and options
   assumed in connection with acquisitions         $      48     $  12,043

                      BANNER CORPORATION AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

Name Change/Consolidation of Banking Operations
-----------------------------------------------
On October 30, 2000 the Company changed its name from First Washington Bancorp, Inc. (FWWB) to Banner Corporation (BANR or the Company) in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank merged with First Savings Bank, First Savings Bank converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank, and First Savings Bank changed its name, along with the names of its divisions, Whatcom State Bank and Seaport Citizens Bank, to Banner Bank. At the same time, Inland Empire Bank changed its name to Banner Bank of Oregon. Because the changes occurred after the effective date of the current financial presentation, the names First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB), Towne Bank (TB), Whatcom State Bank (WSB), and Seaport Citizens Bank (SCB) continue to be used in this document.

Basis of Presentation:
----------------------
The unaudited consolidated financial statements of Banner Corporation (BANR or the Company) included herein reflect all adjustments, which are, in the opinion of management, necessary to present fairly the statement of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The consolidated financial statements include BANR's wholly owned subsidiaries, which, as of September 30, 2000 were First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). The balance sheet data at December 31, 1999, is derived from BANR's (formerly FWWB) audited financial statements. Certain information and note disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in BANR's (FWWB's) Annual Report on Form 10-K for the nine months ended December 31, 1999 (File No. 0-26584).

Changes in Fiscal Year End:
---------------------------
During May of 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the quarter and nine months ended September 30, 2000 is compared to the unaudited quarter and nine months ended September 30, 1999.

Certain amounts in the prior periods' financial statements and/or schedules have been reclassified to conform to the current period's presentation. These reclassifications affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.

Note 2:   Recent Developments and Significant Events

Declaration of 10% Stock Dividend:
----------------------------------
On October 19, 2000 BANR's Board of Directors declared a 10% stock dividend payable November 10, 2000 to shareholders of record on October 31, 2000. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

Mortgage Lending Subsidiary:
----------------------------
On April 1, 2000 FSBW opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, with John Satterberg as President. Primary lending activities for CFC are in the area of construction and permanent financing for one-to four-family residential dwellings. CFC, an Oregon corporation, functions as a wholly owned subsidiary of First Savings Bank of Washington. FSBW has capitalized CFC with $2 million of equity capital and provides funding support for CFC's lending operations.

Consolidation of Banking Operations:
------------------------------------
On October 30, 2000 the Company changed its name from First Washington Bancorp, Inc. (FWWB) to Banner Corporation (BANR or the Company) in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank merged with First Savings Bank, First Savings Bank converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank, and First Savings Bank changed its name, along with the names of its divisions, Whatcom State Bank and Seaport Citizens Bank, to Banner Bank (BB). At the same time, Inland Empire Bank changed its name to Banner Bank of Oregon (BBO).

The combination was designed to strengthen the Company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. Final integration of all data processing into a common system is scheduled for completion by December 31, 2001. In light of the new Gramm-Leach-Bliley financial modernization legislation, the Company chose to retain a separate charter for IEB (now Banner Bank of Oregon) and to operate two banking subsidiaries. That recent legislation enacts Federal Home Loan Bank System reforms that impact community financial institutions. A community financial institution is defined as a "member of the Federal Home Loan Bank
(FHLB) System, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) and that has average total assets (over the preceding three years) of less than $500 million." One provision of the reforms provides community financial institutions with the ability to obtain long-term FHLB advances to fund small business, small farm and small agribusiness loans. In addition, community financial institutions will be able to offer these loans as collateral for such borrowings. This provision, which represents a change in policy from the previous requirement that these funds be securitized primarily by residential mortgage loans, will be available only to community financial institutions. As an independent subsidiary, IEB (now Banner Bank of Oregon) currently qualifies as a community financial institution. Merging BBO into BB would disqualify it and remove this favorable status. On the other hand, consolidation of support operations continues and the Company expects to receive long-term benefits from the proposed efficiencies. BB and BBO operate under the direction of the same Board of Directors and Executive Management.

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

Seaport Citizens Bank
---------------------
On April 1, 1999, BANR and FSBW completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase in the current period and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $108,100 per quarter, beginning in the first quarter of the current period, or $433,000 per year. Founded in 1979, SCB was a commercial bank, which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. At September 30, 2000 SCB operated two full service branches in Lewiston, Idaho. SCB's results of operations are included in the Company's consolidated results of operations (or financial statements) for the quarter and nine months ended September 30, 1999 and September 30, 2000.

Recent Accounting Standard Not Yet Adopted
------------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in September 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. BANR will implement this statement on January 1, 2001.
At this time the Company does not anticipate the adoption of this standard will have a material impact on its financial position or results of operation.

Note 3:   BUSINESS SEGMENTS

The Company presently is managed by legal entity or Bank, not by lines of business. Each Bank is managed by its management team that is responsible for its own lending, deposit operations, information systems and administration. Marketing support, sales training assistance, credit card administration and human resource services are provided from a central source at FSBW, and costs are allocated to the individual Banks using appropriate methods based on usage. In addition, corporate overhead and centralized administrative costs are allocated to each Bank.

As of September 30, 2000 FSBW (now Banner Bank) was a community oriented savings bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for construction of residential dwellings. To a lesser extent, lending activities also have included the origination of multi-family, commercial real estate and consumer loans. More recently, FSBW has increased its non-residential lending, has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers and has expanded its consumer lending activities. FSBW's primary business is originating loans for portfolio in its primary market areas, which consists of southeast, central, north central, and western Washington state and northwest Idaho and providing deposit services to customers in the areas of eastern Washington and western Idaho where it has full service branch offices. FSBW's wholly owned subsidiary, Northwest Financial Corporation, (NWFC), provides trustee services for FSBW, is engaged in real estate sales and receives commissions from the sale of annuities. FSBW's wholly owned subsidiary, CFC, is engaged primarily in origination of construction loans in the Portland metropolitan and surrounding areas.

IEB (now Banner Bank of Oregon) is a community oriented commercial bank chartered in the State of Oregon which historically has offered a wide variety of deposits and loan products to its consumer and commercial customers. Lending activities have included origination of consumer, commercial, agribusiness and real estate loans. IEB also has engaged in mortgage banking activity with respect to residential lending within its local markets and originating loans for sale generally on a servicing released basis. IEB operates a division, Inland Financial Services, which offers insurance and brokerage services to its customers.

Prior to merging with FSBW on October 30, 2000, TB was a community oriented commercial bank chartered in the State of Washington. TB's lending activities consisted of granting commercial loans, including commercial real estate, land development and construction loans, and consumer loans to customers throughout King and Snohomish counties in western Washington. As a "Preferred Lender" with the Small Business Administration (SBA), TB generated SBA guaranteed loans for portfolio and for resale.

The performance of each Bank is reviewed by the Company's executive management team and the Board of Directors on a monthly basis.

Financial highlights by legal entity were as follows:

                                        September 30, 2000
                    ---------------------------------------------------------
                                      (dollars in thousands)
                        FSBW         IEB        TB       Other *     Total
                    -----------  ---------  ---------  ---------  -----------
Total Assets        $ 1,401,479  $ 224,800  $ 360,650  $     865  $ 1,987,794
                    ===========  =========  =========  =========  ===========

                                        September 30, 1999
                    ---------------------------------------------------------
                                      (dollars in thousands)
                        FSBW         IEB        TB       Other *     Total
                    -----------  ---------  ---------  ---------  -----------
Total Assets        $ 1,265,337  $ 217,233  $ 273,280  $  (1,794) $ 1,754,056
                    ===========  =========  =========  =========  ===========

                                 Quarter Ended September 30, 2000
                    ---------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB        TB       Other *     Total
                    -----------  ---------  ---------  ---------  -----------
Net interest income
 (loss)             $     9,969  $   2,688  $   4,565  $      11  $    17,233
Provision for loan
 losses                     456         45        150         --          651
Other income              1,355        508        380        (18)       2,225
Other expenses            6,517      1,784      2,890        495       11,686
Income (loss)       -----------  ---------  ---------  ---------  -----------
 before income
 taxes                    4,351      1,367      1,905       (502)       7,121

Income taxes
 (benefit)                1,309        617        765       (176)       2,515
                    -----------  ---------  ---------  ---------  -----------
Net income (loss)   $     3,042  $     750  $   1,140  $    (326) $     4,606
                    ===========  =========  =========  =========  ===========

                                 Quarter Ended September 30, 1999
                    ---------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB        TB       Other *     Total
                    -----------  ---------  ---------  ---------  -----------
Net interest income
 (loss)             $     9,862  $   2,766  $   3,319  $      39  $    15,986
Provision for loan
 losses                     200         45        265         --          510
Other income              1,059        547        324        (11)       1,919
Other expenses            6,055      1,789      2,232        518       10,594
Income (loss)       -----------  ---------  ---------  ---------  -----------
 before income
 taxes                    4,666      1,479      1,146       (490)       6,801

Income taxes
 (benefit)                1,575        662        531       (174)       2,594
                    -----------  ---------  ---------  ---------  -----------
Net income (loss)   $     3,091  $     817  $     615  $    (316) $     4,207
                    ===========  =========  =========  =========  ===========

                                Nine Months Ended September 30, 2000
                    ---------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB        TB       Other *     Total
                    -----------  ---------  ---------  ---------  -----------
Net interest income
 (loss)             $    30,226  $   8,031  $  12,914  $      38  $    51,209
Provision for loan
 losses                   1,130        185        700         --        2,015
Other income              3,141      1,446      1,143        (52)       5,678
Other expenses           18,714      5,329      8,277      1,461       33,781
Income (loss)       -----------  ---------  ---------  ---------  -----------
 before income
 taxes                   13,523      3,963      5,080     (1,475)      21,091
Income taxes
 (benefit)                4,098      1,805      2,125       (511)       7,517
                    -----------  ---------  ---------  ---------  -----------
Net income (loss)   $     9,425  $   2,158  $   2,955  $    (964) $    13,574
                    ===========  =========  =========  =========  ===========

                                Nine Months Ended September 30, 1999
                    ---------------------------------------------------------
                                      (dollars in thousands)
Condensed Income
 Statement
                        FSBW         IEB        TB       Other *     Total
                    -----------  ---------  ---------  ---------  -----------
Net interest income
 (loss)             $    28,093  $   7,955  $   9,377  $     119  $    45,544
Provision for loan
 losses                     817        124        910         --        1,851
Other income (loss)       3,342      1,723        861        (49)       5,877
Other expenses           16,572      5,404      6,454      1,298       29,728
Income (loss)       -----------  ---------  ---------  ---------  -----------
 before income
 taxes                   14,046      4,150      2,874     (1,228)      19,842
Income taxes
 (benefit)                4,727      1,878      1,376       (432)       7,549
                    -----------  ---------  ---------  ---------  -----------
Net income (loss)   $     9,319  $   2,272  $   1,498  $    (796) $    12,293
                    ===========  =========  =========  =========  ===========

* Includes intercompany eliminations and holding company amounts.

Note 4:   Additional Information Regarding Interest-Bearing Deposits and
          Securities

The following table sets forth additional detail on FWWB's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                       September 30           December 31
                                               2000                  1999
                                       ------------           -----------
Interest-bearing deposits included
   in cash and due from banks          $     22,485           $     2,960
                                       ------------           -----------
Mortgage-backed securities                  212,707               230,006
Other securities-taxable                     95,324                95,992
Other securities-tax exempt                  30,506                32,350
Other stocks with dividends                   4,103                 3,769
                                       ------------           -----------
    Total securities                        342,640               362,117

Federal Home Loan Bank (FHLB) stock          28,047                24,543
                                       ------------           -----------

                                       $    393,172           $   389,620
                                       ============           ===========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                         Quarters Ended    Nine Months Ended
                                          September 30        September 30
                                       ------------------  ------------------
                                           2000      1999      2000      1999
                                       --------  --------  --------  --------
Mortgage-backed securities             $  3,826  $  4,039  $ 11,732  $ 10,983
                                       --------  --------  --------  --------

Taxable interest and dividends            2,134     1,378     6,043     4,698
Tax-exempt interest                         458       504     1,411     1,541
Federal  Home Loan Bank stock-
 dividends                                  445       430     1,269     1,283
                                       --------  --------  --------  --------
                                          3,037     2,312     8,723     7,522
                                       --------  --------  --------  --------
                                       $  6,863  $  6,351  $ 20,455  $ 18,505
                                       ========  ========  ========  ========

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS) and Calculation of Outstanding Shares

                                                  Calculation of
                                       Weighted Average Shares Outstanding
                                             for Earnings Per Share *
                                             ------------------------
                                                  (in thousands)

                                     Quarters Ended       Nine Months Ended
                                      September 30           September 30
                                  -------------------    -------------------
                                      2000       1999        2000       1999
                                  --------   --------    --------   --------
Total shares originally issued      13,202     13,202      13,202     13,202
  Less retired shares plus
   unvested shares allocated
   to MRP                           (1,143)      (952)     (1,128)      (763)
  Less unallocated shares held
   by the ESOP                        (746)      (821)       (746)      (821)
                                  --------   --------    --------   --------
Basic weighted average shares
 outstanding                        11,313     11,429      11,328     11,618
Plus unvested MRP and stock
 option incremental shares
 considered outstanding for
 diluted EPS calculations              147        342         181        443
Diluted weighted average          --------   --------    --------   --------
 shares outstanding                 11,460     11,771      11,509     12,061
                                  ========   ========    ========   ========


                                         Calculation of
                                     Outstanding Shares at *
                                     -----------------------
                                         (in thousands)
                                 September 30      December 31
                                         2000             1999
                                     --------         --------

Total shares issued                    13,202           13,202
   Less retired shares                 (1,045)            (865)
                                     --------         --------

Outstanding shares issued              12,157           12,337
                                     ========         ========

  *    Adjusted for stock dividend, see note 2

ITEM 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Special Note Regarding Forward-Looking Statements
Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of Banner Corporation. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

General
Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries which, prior to the consolidation which occurred on October 30, 2000, included First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). As of September 30, 2000, FSBW (now Banner Bank) was a Washington- chartered savings bank the deposits of which were insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). As of September 30, 2000, FSBW conducted business from its main office in Walla Walla, Washington and its 24 branch offices and four loan production offices located in Washington, Idaho and Oregon. Effective April 1, 1999, FSBW completed the acquisition of Seaport Citizens Bank (SCB). SCB was merged with FSBW and its two branches in Lewiston, Idaho, together with FSBW's Clarkston, Washington, branch operated as a division of FSBW. Effective January 1, 1999, BANR completed the acquisition of Whatcom State Bancorp whose wholly-owned subsidiary, Whatcom State Bank (WSB), was merged with FSBW and operated as Whatcom State Bank, a Division of First Savings Bank of Washington. As of September 30, 2000 WSB, based in Bellingham, operated five full service branches and a loan office in northwest Washington. Effective April 1, 2000, FSBW opened a new lending subsidiary, Community Financial Corporation, located in the Lake Oswego area of Portland, Oregon (see Note 2: Recent Developments and Significant Events). IEB (now Banner Bank of Oregon) is an Oregon-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). IEB conducts business from its main office in Hermiston, Oregon and its six branch offices and one loan production office located in northeast Oregon. Prior to merging with FSBW on October 30, 2000, TB was a Washington-chartered commercial bank whose deposits were insured by the FDIC under BIF. As of September 30, 2000, TB conducted business from seven full service branches in the Seattle, Washington, metropolitan area. TB has approval for an eighth location in Seattle, Washington which is scheduled to open in November 2000.

During May 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the quarter and nine months ended September 30, 2000 is compared to the unaudited quarter and nine months ended September 30, 1999.

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income significantly increased for the quarter and nine months ended September 30, 2000, when compared to the same periods for the prior year. This increase in net interest income was due to the significant asset and liability growth which occurred at BANR. The increase in net interest income occurred despite 27 basis point and 11 basis point reductions of the interest rate spreads for these periods, which resulted from changes in the mix of assets and liabilities and changes in the levels of various market interest rates. The net interest margins also declined (24 basis points for the quarter and 11 basis points for the nine month period) reflecting the reduced spreads and the increased use of interest-bearing liabilities relative to interest-earning assets as the Company continued to leverage its equity capital. BANR's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Recent Developments and Significant Events

See Note 2 to Financial Statements.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets increased $167.7 million, or 9.2%, from $1.820 billion at December 31, 1999, to $1.988 billion at September 30, 2000. The growth of $167.7 million occurred most significantly at FSBW and TB and was funded primarily with deposit growth and advances from the FHLB. This growth represented a continuation of management's plans to further leverage BANR's capital and reflects the solid economic conditions in the markets where BANR operates. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $156.8 million, or 12.0%, from $1.308 billion at December 31, 1999, to $1.465 billion at September 30, 2000. The increase in net loans consisted of $15.6 million of residential mortgages, $40.9 million of mortgages secured by commercial and multifamily real estate, $66.8 million of construction and land loans and $34.9 million of non-mortgage loans such as commercial, agricultural and consumer loans. These balances reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate, construction and land development, and non-mortgage loans. While these loans are inherently higher risk than residential mortgages, management believes they can produce higher credit adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with the borrowers than most residential mortgages. The majority of the increase in assets was funded by a net increase of $153.5 million in deposits and borrowings. Asset growth was also funded by net income from operations. Deposits grew $94.0 million, or 8.7%, from $1.078 billion at December 31, 1999, to $1.172 billion at September 30, 2000. FHLB advances increased $63.8 million from $466.5 million at December 31, 1999, to $530..3 million at September 30, 2000. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $4.3 million, from $81.7 million at December 31, 1999, to $77.4 million at September 30, 2000. Securities available for sale and held to maturity decreased $19.5 million, or 5.4%, from $362.1 million at December 31, 1999, to $342.6 million at September 30, 2000. FHLB stock increased $3.5 million, as BANR was required to purchase more stock as a result of its increased use of FHLB advances.

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2000 and 1999

General. Net income for the quarter ended September 30, 2000 was $4.6 million, or $.40 per share (diluted), compared to net income of $4.2 million, or $.36 per share (diluted), for the quarter ended September 30, 1999. Net income for the quarter ended September 30, 2000 increased $399,000 from the comparable quarter ended September 30, 1999. Net income for the first nine months of the current period was $13.6 million, an increase of $1.3 million from the nine months ended September 30, 1999. BANR's improved operating results primarily reflect the significant growth of assets and liabilities which was offset somewhat by the decline in net interest margin, and increased operating expenses and amortization of goodwill. Compared to levels a year ago, total assets increased 13.3% to $1.988 billion at September 30, 2000, total loans rose 17.4% to $1.465 billion, deposits grew 11.4% to $1.172 billion and borrowings increased 19.5% to $607.7 million. Net interest margin declined 24 basis points for the quarter and 11 basis points for the nine month period reflecting changes in the level of market rates and the increased use of interest-bearing liabilities relative to interest-earning assets as the Company continued to leverage its equity capital. Average equity was 9.43% of average assets for the quarter ended September 30, 2000, compared to 10.38% of average assets for the quarter ended September 30, 1999. The modest changes in net interest spread and net interest margin for the nine month period are notable in light of the significant changes in the level of market interest rates over the past twelve months. However, margin compression was significant for the most recent quarter, as liability costs increased 18 basis points more than asset yields during that period. Continued pressure on funding cost appears likely in the current market environment.

Interest Income. Interest income for the quarter ended September 30, 2000 was $40.9 million compared to $33.6 million for the quarter ended September 30, 1999, an increase of $7.3 million, or 21.8%. The increase in interest income was a result of a $245.3 million, or 15.1%, growth in average balances of interest-earning assets, and a 50 basis point increase in the average yield on those assets. The yield on average interest-earning assets increased to 8.72% for the quarter ended September 30, 2000 compared to 8.22% for the same period a year earlier. Average loans receivable for the quarter ended September 30, 2000 increased by $231.7 million, or 18.8%, when compared to the quarter ended September 30, 1999, reflecting the Banks' significant internal growth. Interest income on loans increased by $6.8 million, or 25.0%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 32 basis point increase in the average yield. The increase in average loan yield largely resulted from the significant increase in market interest rates, including a 175 basis point increase in the prime rate from the second calendar quarter of 1999 to the end of the most recent period. Adding to this effect were changes in the mix of the loan portfolio and the impact on adjustable and floating rate loans and new loan originations of significantly rising levels of market interest rates over the past eighteen months. Although certain market rates declined modestly in the most recent quarter they remain significantly higher than twelve to eighteen months earlier. Loans yielded 9.27% for the quarter ended September 30, 2000 compared to 8.78% for the quarter ended September 30, 1999. The average balance of mortgage- backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $13.6 million for the quarter ended September 30, 2000, while the interest and dividend income from those investments increased $512,000 compared to the quarter ended September 30, 1999. The average yield on mortgage-backed securities increased from 6.50% for the quarter ended September 30, 1999, to 6.80% for the comparable period in 2000. Yields on mortgage-backed securities were lower in the 1999 period reflecting the adverse impact of higher prepayments on the amortization of purchase premiums on those securities as well as the impact of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable interest rates. In the quarter ended September 30, 2000 prepayments had diminished and market rates had increased reversing both of those effects on mortgage-backed securities yields. The average yield on investment securities and short term cash investments increased from 6.12% for the quarter ended September 30, 1999 to 6.67% for the comparable quarter in 2000, also reflecting the rise in interest rates during 1999 and early 2000. Earnings on FHLB stock increased by $14,000, resulting from an increase of $3.7 million in the average balance of FHLB stock for the quarter ended September 30, 2000, and despite a 75 basis point decrease in the dividend yield on that stock. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest income for the nine months ended September 30, 2000 increased $20.4 million, or 21.2%, from the comparable period in 1999. Interest income from loans increased $18.5 million, or 23.8%, from the comparable period in 1999. The majority of the increase from loan interest income reflected the impact of a $237.7 million growth in average loans receivable balances and a 25 basis point increase in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended September 30, 2000, increased $2.0 million, from $18.5 million in 1999, to $20.5 million in the current period. This increase reflects an $8.3 million increase in average balances and an 51 basis point increase in the aggregate yield on those investments, however the yield on the FHLB stock actually declined 91 basis points from the prior years nine month period. The yield on average earning assets increased from 8.23% for the nine months ended September 30, 1999, to 8.62% for the nine months ended September 30, 2000. Yield increases for the nine month period were somewhat less than those reported for the most recent quarter; however, they generally reflect the same balance sheet and interest rate market dynamics explained above.

Interest Expense. Interest expense for the quarter ended September 30, 2000 was $23.7 million compared to $17.6 million for the comparable period in 1999, an increase of $6.1 million, or 34.5%. The increase in interest expense was due to the $235.0 million growth in average interest-bearing liabilities and the increase in the average cost of all interest-bearing liabilities from 4.56% to 5.33%. The $127.5 million increase in average interest-bearing deposits for the quarter ended September 30, 2000 reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense increased $3.5 million for the quarter ended September 30, 2000. Average deposit balances increased from $1.033 billion for the quarter ended September 30, 1999, to $1.161 billion for the quarter ended September 30, 2000, while, at the same time, the average rate paid on deposit balances increased 78 basis points. The increase in the rate paid on deposits reflects the significant increase in market interest rates over the level that prevailed a year earlier. Average FHLB advances totaled $530.9 million during the quarter ended September 30, 2000, compared to $421.6 million during the quarter ended September 30, 1999, an increase of $109.3 million that combined with a 58 basis point increase in average cost of advances resulted in a $2.3 million increase in related interest expense. The average rate paid on those advances increased to 6.30% for the quarter ended September 30, 2000 from 5.72% for the quarter ended September 30, 1999. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $1.8 million from $78.2 million for the quarter ended September 30, 1999, to $76.4 million for the same period in 2000, while the related interest expense increased $214,000 from $1.1 million to $1.3 million for the respective periods. The average rate paid on other borrowings was 6.73% in the quarter ended September 30, 2000 compared to 5.47% for the same quarter in 1999 also reflecting the increase in market interest rates.

A comparison of total interest expense for the nine months ended September 30, 2000, shows an increase of $14.8 million, or 29.1%, from the comparable period in September 1999. The increase in interest expense reflects an increase in average deposits of $151.5 million combined with a $90.2 million increase in average FHLB advances and other borrowings. The effect on interest expense of the $241.6 million increase in average interest-bearing liabilities was augmented by a 50 basis point increase in the interest rate paid on those liabilities over the year earlier nine month period. The increased cost of interest bearing liabilities was particularly significant in the most recent quarter.

The following tables provide additional comparative data on the Company's operating performance:

                                    Quarters Ended       Nine Months Ended
       Average Balances              September 30           September 30
       ----------------       -----------------------  ----------------------
        (in thousands)             2000         1999        2000        1999
                             ----------   ----------  ----------  ----------
Investment securities and
 deposits                    $  154,646   $  121,974  $  149,979  $  136,454
Mortgage-backed obligations     223,699      246,395     230,159     238,253
Loans                         1,462,106    1,230,450   1,402,539   1,165,841
FHLB stock                       27,231       23,560      26,063      23,149
                             ----------   ----------  ----------  ----------
   Total average interest-
    earning asset             1,867,682    1,622,379   1,808,740   1,563,697

Non-interest-earning assets      96,998      100,039      95,665      96,949
                             ----------   ----------  ----------  ----------
   Total average assets      $1,964,680   $1,722,418  $1,904,405  $1,660,646
                             ==========   ==========  ==========  ==========

Deposits                     $1,160,889   $1,033,383   1,130,528  $  979,064
Advances from FHLB              530,906      421,592     504,415     412,001
Other borrowings                 76,365       78,211      76,100      78,342
                             ----------   ----------  ----------  ----------
   Total average interest-
    bearing liabilities       1,768,160    1,533,186   1,711,043   1,469,407

Non-interest-bearing
 liabilities                     11,184       10,474      10,970      10,676
                             ----------   ----------  ----------  ----------
   Total average liabilities  1,779,344    1,543,660   1,722,013   1,480,083

Equity                          185,336      178,758     182,392     180,563
                             ----------   ----------  ----------  ----------
   Total average liabilities
    and equity               $1,964,680   $1,722,418  $1,904,405  $1,660,646
                             ==========   ==========  ==========  ==========

 Interest Rate Yield/Expense (rates are annualized)
 -------------------------------------------------
Interest Rate Yield:
   Investment securities and
    deposits                       6.67%        6.12%       6.64%       6.11%
   Mortgage-backed obligations     6.80%        6.50%       6.81%       6.16%
   Loans                           9.27%        8.78%       9.16%       8.91%
   FHLB stock                      6.49%        7.24%       6.50%       7.41%
                             ----------   ----------  ----------  ----------
Total interest rate yield on
 interest-earning assets           8.72%        8.22%       8.62%       8.23%
                             ----------   ----------  ----------  ----------
Interest Rate Expense:
   Deposits                        4.79%        4.01%       4.57%       4.07%
   Advances from FHLB              6.30%        5.72%       6.13%       5.75%
   Other borrowings                6.73%        5.47%       6.38%       5.37%
                             ----------   ----------  ----------  ----------
   Total interest rate expense
    on interest-bearing
    liabilities                    5.33%        4.56%       5.11%       4.61%
                             ----------   ----------  ----------  ----------
   Interest spread                 3.39%        3.66%       3.51%       3.62%
                             ==========   ==========  ==========  ==========

   Net interest margin on
    interest earning assets        3.67%        3.91%       3.78%       3.89%
                             ----------   ----------  ----------  ----------

  Additional Key Financial Ratios
  -------------------------------
     (ratios are annualized)
     -----------------------
Return on average assets           0.93%        0.97%       0.95%       0.99%
Return on average equity           9.89%        9.34%       9.94%       9.10%
Average equity / average
 assets                            9.43%       10.38%       9.58%      10.87%
Average interest-earning
 assets / interest-bearing
 liabilities                     105.63%      105.82%     105.71%     106.42%
Non-interest [other
 operating] income/average
 assets                            0.45%        0.44%       0.40%       0.47%
Non-interest [other
 operating] expenses /
 average assets
   Excluding amortization of
    costs in excess of net
    assets acquired
    (goodwill)                     2.25%        2.31%       2.25%       2.26%
   Including amortization of
    costs in excess of net
    assets acquired
    (goodwill)                     2.37%        2.44%       2.37%       2.39%
Efficiency ratio [non-interest
 (other operating) expenses/
 revenues]
   Excluding amortization of
    costs in excess of net
    assets acquired
    (goodwill)                    55.98%       54.77%      55.20%      53.42%
   Including amortization of
    costs in excess of net
    assets acquired
   (goodwill)                     60.06%       59.17%      59.38%      57.81%

Provision for Loan Losses. During the quarter ended September 30, 2000, the provision for loan losses was $651,000, compared to $510,000 for the quarter ended September 30, 1999, an increase of $141,000. A comparison of the provision for loan losses for the nine month periods ended September 30, 2000 and 1999 shows an increase of $164,000 from $1.85 million to $2.02 million. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the current quarter reflects changes in the portfolio mix and a higher level of non-performing loans, although the amount of net charge-offs declined from what occurred in the prior year's quarter. For the nine-month period net charge offs increased modestly from $484,000 for the 1999 period to $532,000 for the nine months ended September 30, 2000. Non-performing loans increased to $11.9 million at September 30, 2000, compared to $6.9 million at September 30, 1999. A comparison of the allowance for loan losses at September 30, 2000 and 1999 shows an increase of $1.4 million from $13.6 million at September 30, 1999 to $15.0 million at September 30, 2000. The allowance for loan losses increased by $1.5 million, to $15.0 million at September 30, 2000, compared to $13.5 million at December 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.02% and 1.08% at September 30, 2000 and September 30, 1999, respectively. The allowance for loan losses equaled 127% of non-performing loans at September 30, 2000 compared to 197% of non-performing loans at September 30, 1999.

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

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                                   September 30  December 31
                                                           2000         1999
                                                   ------------  -----------
Loans (including loans held for sale):
  Secured by real estate
    One- to four-family real estate loans          $    434,742  $   419,132
    Commercial                                          357,020      330,258
    Multifamily                                          80,438       66,287
    Construction and land                               261,448      194,625
  Commercial                                            211,275      194,817
  Agribusiness                                           60,850       55,052
  Consumer, including credit cards                       74,195       61,534
                                                   ------------  -----------
                                                   $  1,479,968  $ 1,321,705

  Less allowance for loan losses                         15,024       13,541
                                                   ------------  -----------
    Total net loans at end of period               $  1,464,944  $ 1,308,164
                                                   ============  ===========

Schedules of Changes in Allowance for Loan Losses

                                    Quarters Ended       Nine Months Ended
                                     September 30           September 30
                              -----------------------  ----------------------
                                   2000         1999        2000        1999
                             ----------   ----------  ----------  ----------
Balance, beginning of the
 period                      $   14,491   $   13,305  $   13,541  $   10,718

Allowances added through
 business combinations               --           --          --       1,554
Provision                           651          510       2,015       1,851
Recoveries of loans
 previously charged off:
   One- to four-family
    real estate loans                --           --           2           1
   Commercial/multifamily
    real estate                       1           --           1          --
   Construction and land             --           --          --          --
   Commercial business                5           79          31         111
   Agribusiness                      --           --          --          --
   Consumer finance                   1            1          60           9
   Credit cards                      25            1          67           5
                             ----------   ----------  ----------  ----------
                                     32           81         161         126
Loans charged off:
   One- to four-family
    real estate loans                (4)         (29)        (65)         (5)
   Commercial/multifamily
    real estate                     (16)          --         (16)        (29)
   Construction and land             --           --         (12)        (33)
   Commercial business              (75)        (184)       (248)       (333)
   Agribusiness                      --           --          --          --
   Consumer finance                  (5)          (4)        (85)        (84)
   Credit cards                     (50)         (40)       (267)       (126)
                             ----------   ----------  ----------  ----------
                                   (150)        (257)       (693)       (610)
                             ----------   ----------  ----------  ----------

Net charge offs                    (118)        (176)       (532)       (484)
                             ----------   ----------  ----------  ----------
Balance, end of period       $   15,024   $   13,639  $   15,024  $   13,639
                             ==========   ==========  ==========  ==========

Net charge-offs as a
 percentage of average
 net book value of loans
 outstanding for the
 period                            0.01%        0.01%       0.04%       0.04%
                             ----------   ----------  ----------  ----------

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                                   September 30  December 31
                                                           2000         1999
                                                   ------------  -----------
Specific or allocated loss allowances:
Secured by real estate:
   One- to four-family real estate loans           $      2,590  $     2,334
   Commercial and multifamily                             4,796        4,273
Construction and land                                     2,596        1,638
Commercial/agricultural                                   3,350        2,830
Consumer, credit card and other                           1,067        1,023
                                                   ------------  -----------
     Total allocated                                     14,399       12,098

Unallocated                                                 625        1,443
                                                   ------------  -----------
     Total allowance for loan losses               $     15,024  $    13,541
                                                   ============  ===========

Allowance for loan losses as a percent
 of net loans (loans receivable excluding
 allowance for losses)                                     1.02%        1.02%

Asset Quality

The following tables are provided to disclose additional details on asset quality (in thousands):

                                                   September 30  December 31
                                                           2000         1999
                                                   ------------  -----------
Non-performing assets at end of the period:
 Nonaccrual Loans:
   One- to four-family real estate loans           $      1,807  $       623
   Commercial real estate                                 1,770          129
   Multifamily real estate                                2,207           --
   Construction and land                                  3,000        2,514
   Commercial business                                    1,601        1,203
   Agricultural business                                    351           --
   Consumer, credit card and other                          179            9
                                                   ------------  -----------
                                                         10,915        4,478
Loans more than 90 days delinquent, still on
 accrual:
   One- to four-family real estate loans                     --          155
   Commercial real estate                                    --           --
   Multifamily real estate                                   --           --
   Construction and land                                    756           --
   Commercial business                                       15           25
   Agricultural business                                     10          334
   Consumer, credit card and other                          157           79
                                                   ------------  -----------
                                                            938          593
                                                   ------------  -----------
Total non-performing loans                               11,853        5,071

Real estate owned (REO) and repossessed assets            3,557        3,576
                                                   ------------  -----------
Total non-performing assets at the end of the
 period                                            $     15,410  $     8,647
                                                   ============  ===========

Non-performing loans as a percentage of total
 net loans before allowance for loan losses at
 end of the period                                         0.80%        0.38%
Ratio of allowance for loan losses to non-
 performing loans at end of the period                      127%         267%
Non-performing assets as a percentage of total
 assets at end of the period.                              0.78%        0.48%

Troubled debt restructuring [TDR's]
 at end of the period                              $        343  $       369
                                                   ------------  -----------

Troubled debt restructuring as a percentage
 of:
   Total gross principal of loans outstanding
    at end of the period                                   0.02%        0.03%
   Total assets at end of the period                       0.02%        0.02%

Other Operating Income. Other operating income at $2.2 million for the quarter ended September 30, 2000, increased by $306,000 compared to the quarter ended September 30, 1999. This included a $162,000 increase in the gain on sale of loans by FSBW and IEB and a $44,000 gain on sale of securities in the current quarter. Gain on sale of loans for FSBW included $66,000 of fees on loans brokered by CFC, which are not reflected in the volume of loans sold. Gains on loan sales in the year earlier period also were lower as a result of the adverse impact of rising interest rates on the profitability of those sales. The volume of loan sales and related net gain on sale of loans was $44.5 million and $396,000, respectively, for the quarter ended September 30, 1999 and $32.7 million and $558,000, respectively, for the quarter ended September 30, 2000. Other fee and service charge income increased at FSBW, TB and IEB, reflecting deposit growth and pricing adjustments.

Other operating income for the nine months ended September 30, 2000, decreased $199,000 from the comparable period in 1999. The $660,000 decrease in gains from the sale of loans and securities for the nine months ended September 30, 2000, primarily reflects the adverse impact of rising rate environments that occurred during the first few months of the nine month period ended September 30, 2000. Loan sales declined from $119.3 million for the nine months ended September 30, 1999 to $71.4 million for the nine months ended September 30, 2000. However, as noted in the preceding paragraph, gains on loan sales increased in the most recent quarter as the interest rate environment improved for mortgage banking activities.

Other Operating Expenses. Other operating expenses increased $1.1 million from $10.6 million for the quarter ended September 30, 1999, to $11.7 million for the quarter ended September 30, 2000. Increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as BANR continues to expand. The increase in expenses reflects the inclusion of two new bank branches opened subsequent to September 30, 1999. The increase also reflects expenses associated with the new lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $136,000 increase in capitalized loan origination costs. The higher operating expenses associated with BANR's transition to more of a commercial bank profile, coupled with pressure on net interest margin, caused BANR's efficiency ratio, excluding the amortization of goodwill, to increase to 55.98% (60.06% including goodwill), for the quarter ended September 30, 2000, from 54.77% (59.17% including goodwill) for the comparable period ended September 30, 1999. Other operating expenses as a percentage of average assets actually declined to 2.37% (2.25% excluding the amortization of goodwill) for the quarter ended September 30, 2000, compared to 2.44% (2.31% excluding the amortization of goodwill) for the quarter ended September 30, 1999.

Other operating expenses for the nine months ended September 30, 2000 increased $4.1 million from $29.7 million for the first nine months of 1999 to $33.8 million in the current period. As explained earlier, the increase is largely due to the previously noted growth in BANR's operations for the current nine-month period. Other operating expenses as a percentage of average assets also declined moderately for the current nine-month period compared to the year earlier period.

Income Taxes. Income tax expense was $2.5 million for the quarter ended September 30, 2000, compared to $2.6 million for the comparable period in 1999. The $79,000 decrease in the provision for income taxes reflects the higher level of income being taxed at slightly lower effective rates due to the declining relative contribution of IEB which is subject to Oregon state income taxes; and the fact that a declining relative portion of the expense recorded in the release of the Employee Stock Ownership Plan (ESOP) shares is not deductible for tax purposes. The Company's effective tax rates for the quarter ended September 30, 2000 and 1999, were 35% and 38%, respectively.

Income tax expense for the nine months ended September 30, 2000 remained at $7.5 million, which is the same amount as the comparable period in 1999. The Company's effective tax rates for the nine months ended September 30, 2000 and 1999, were 36% and 38%, respectively.

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company. The Company also incurs option risk with respect to certain investment securities and borrowing arrangements where the security issuers or note holders retain the exercise rights with respect to the options.

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

Sensitivity Analysis

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2000, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators
As of September 30, 2000

                                          Estimated Change in
                               ----------------------------------------------
    Change (In Basis Points)   Net Interest Income
     in Interest Rates (1)        Next 12 Months         Net Market Value
    ------------------------   -------------------       ----------------
                                          (Dollars in thousands)

            +400               $    419       0.6%      $ (87,117)    (49.1%)
            +300                    514       0.7%        (68,841)    (38.8%)
            +200                    614       0.9%        (47,683)    (26.9%)
            +100                    520       0.7%        (23,501)    (13.2%)
               0                      0         0               0         0
            -100                 (1,167)     (1.7%)        19,040      10.7%
            -200                 (3,368)     (4.8%)        19,379      10.9%
            -300                 (6,383)     (9.1%)        10,827       6.1%
            -400                (10,533)    (15.0%)        (6,468)     (3.6%)

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2000. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown.. At September 30, 2000, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $163.1 million, representing a one-year gap to total assets ratio of (8.21%).


Table of Interest Sensitivity Gap
As of September 30, 2000                 6 Months
                                Within    to One    1-3         3-5      5-10      Over 10
                                6 Months  Year      Years       Years    Years     Years       Total
                                --------  ----      -----       -----    -----     -----       -----
                                                         (dollars in thousands)
Interest-earning assets(1):
 Construction loans            $138,571  $  53,814  $   2,611   $  1,280  $     --  $     --  $  196,276
 Fixed-rate mortgage loans       51,833     35,036    143,843    118,987   179,709   116,672     646,080
 Adjustable-rate mortgage
  loans                         149,152     57,375     55,713     34,356        --        --     296,596
 Fixed-rate mortgage-backed
  securities                      9,359      9,213     37,936     36,281    36,745     6,779     136,313
 Adjustable-rate mortgage-
  backed securities              87,159      2,006         --         --        --        --      89,165
 Fixed-rate commercial/
  agriculture loans              11,375      4,368     17,362     29,067    11,760     5,139      79,071
 Adjustable-rate commercial/
  agriculture loans             196,707         --         --         --        --        --     196,707
 Consumer and other loans        22,372      4,603     16,245     15,202     1,352     10,412     70,186
 Investment securities and
  interest-bearing deposits      33,521      4,545     37,080     29,570    10,110     57,580    172,406
                               --------  ---------  ---------  ---------  --------  --------  ----------
   Total rate-sensitive assets  700,049    170,960    310,790    264,743   239,676   196,582   1,882,800
                               --------  ---------  ---------  ---------  --------  --------  ----------
Interest-bearing liabilities(2):
 Regular savings and NOW
  accounts                       17,864     17,863     41,681     41,681        --        --     119,089
 Money market deposit accounts   70,218     42,131     28,087         --        --        --     140,436
 Certificates of deposit        362,130    228,665    164,765     17,302     8,776        21     781,659
 FHLB advances                  104,980    117,500    228,290     56,100    22,579       849     530,298
 Other borrowings                64,704         --         --         --        --        --      64,704
 Retail repurchase agreements     8,061         --      1,270      2,187     1,175        --      12,693
                               --------  ---------  ---------  ---------  --------  --------  ----------
   Total rate-sensitive
    liabilities                 627,957    406,159    464,093    117,270    32,530       870   1,648,879
                               --------  ---------  ---------  ---------  --------  --------  ----------
Excess (deficiency) of
 interest-sensitive assets
 over interest-sensitive
 liabilities                   $ 72,092  $(235,199) $(153,303) $ 147,473  $207,146  $195,712  $  233,921
                               ========  =========  =========  =========  ========  ========  ==========
Cumulative excess (deficiency)
 of interest-sensitive assets  $ 72,092  $(163,107) $(316,410) $(168,937) $ 38,209  $233,921  $  233,921
                               ========  =========  =========  =========  ========  ========  ==========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities             111.48%     84.23%     78.88%     89.54%   102.32%   114.19%     114.19%
                               ========  =========  =========  =========  ========  ========  ==========
Interest sensitivity gap to
 total assets                      3.63%    (11.83%)    (7.71%)     7.42%    10.42%     9.85%      11.77%
                               ========  =========  =========  =========  ========  ========  ==========
Ratio of cumulative gap to
 total assets                      3.63%     (8.21%)   (15.92%)    (8.50%)    1.92%    11.77%      11.77%
                               ========  =========  =========  =========  ========  ========  ==========

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the nine months ended September 30, 2000, the Company closed or purchased loans in the amount of $643.1 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, other borrowings, and deposit growth. For the nine months ended September 30, 2000, principal repayments on loans totaled $412.2 million. During the nine months ended September 30, 2000, the Company sold $71.4 million of loans. FHLB advances increased $63.8 million for the nine months ended September 30, 2000. Other borrowings decreased $4.3 million for the nine months ended September 30, 2000. Net deposit growth was $94.0 million for the nine months ended September 30, 2000.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2000, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At September 30, 2000, the Banks had outstanding loan commitments including undisbursed loans in process totaling $274.1 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs. At September 30, 2000 FSBW maintained a credit facility with the FHLB-Seattle which provided for advances which, in aggregate, could equal the lesser of 45% of FSBW's assets or unencumbered qualifying collateral, which as of September 30, 2000 could give a total credit line of $626.8 million. Advances under this credit facility totaled $506.7 million, or 66.7% of FSBW's assets at September 30, 2000. IEB and TB also maintained credit lines with various institutions, including the FHLB-Seattle, that, at September 30, 2000, allowed them to borrow an additional $33.1 million.

At September 30, 2000, savings certificates amounted to $781.7 million, or 66.7%, of the Banks' total deposits, including $589.9 million, which were scheduled to mature by September 30, 2001. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2000, the Company's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

FWWB (now BANR), as a bank holding company, is regulated by the Federal Reserve Board (FRB). The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements of the FDIC for banks with $150 million or more in total consolidated assets. FWWB's total regulatory capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.

The actual regulatory capital ratios calculated for BANR along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                       Minimum for capital
                                       Actual            adequacy purposes
                                -------------------   ---------------------
                                  Amount     Ratio     Amount        Ratio
September 30, 2000:               ------     -----     ------        -----
FWWB-consolidated
   Total capital to risk-
    weighted assets             $167,031     12.47%   $109,017       8.00%

FWWB (now BANR)-consolidated
   Total capital to risk-
    weighted assets             $172,440     12.26%   $112,504       8.00%
   Tier 1 capital to risk-
    weighted assets              156,184     11.11      56,252       4.00
   Tier 1 leverage capital
    average assets               156,184      8.08      77,333       4.00

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time BANR or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which is considered to have a material impact on the BANR's financial position or results of operations.


Item 2.   Changes in Securities

Not Applicable


Item 3.   Defaults Upon Senior Securities

Not Applicable


Item 4.   Submission of Matters to a Vote of Stockholders

Not Applicable


Item 5.   Other Information

Not Applicable


Item 6.   Exhibits and Reports on Form 8K

Report (s) on Form 8-K filed during the quarter ended September 30, 2000, are as follows:

     Date Filed                                  Purpose
     ----------                                  -------
          NONE

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Banner Corporation




November 14, 2000                 /s/ Gary Sirmon
                                  --------------------------------------
                                  Gary Sirmon
                                  President and Chief Executive Officer






November 14, 2000                 /s/ Lloyd W. Baker
                                  --------------------------------------
                                  Lloyd W. Baker
                                  Treasurer and Executive Vice President