Form 10-K405
period 2000-12-31
BANNER CORP
filed 2001-04-02
CIK 946673

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the fiscal year ended ...... December 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from                         to
                                     -------------    -----------------

                     Commission File Number    0-26584
                                             -----------

                             Banner Corporation
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
                                                  Yes   X   No
                                                      -----    -----

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to
this form 10-K.   X
                -----

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001:

                    Common Stock - $198,016,517

The number of shares outstanding of the issuer's classes of common stock as of February 28, 2001:

          Common Stock, $.01 par value   12,001,001 shares

                 DOCUMENT INCORPORATED BY REFERENCE
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 20, 2001 are incorporated by reference into Part III.


          FIRST WASHINGTON BANCORP, INC., AND SUBSIDIARIES

                          Table of Contents
PART I                                                                 Page #

  Item 1.  Business....................................................    3
            General....................................................    3
            Acquisition and Mergers....................................    4
            Lending Activities.........................................    5
            Asset Quality..............................................   14
            Allowance for Loan Losses..................................   17
            Investment Activities......................................   20
            Deposit Activities and Other Sources of Funds..............   25
            Personnel..................................................   27
            Taxation...................................................   27
            Environmental Regulation...................................   28
            Competition................................................   29
            Regulation.................................................   29
            Management Personnel.......................................   35
  Item 2.  Properties..................................................   36
  Item 3.  Legal Proceedings...........................................   36
  Item 4.  Submission of Matters to a Vote of Security Holders.........   36

PART II

  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   37
  Item 6.  Selected Financial Data.....................................   38
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation..........................   40
              Comparison of Results of Operations
                 Years ended December 31, vs. 1999.....................   43
                 Nine months ended December 31, 1999 vs. 1998..........   46
                 Years ended March 31, 1999 vs. 1998...................   48
              Market Risk and Asset/ Liability Management..............   54
              Liquidity and Capital Resources..........................   59
              Capital Requirements.....................................   60
              Effect of Inflation and Changing Prices..................   60
  Item 8.  Financial Statements and Supplementary Data.................   61
  Item 9.  Changes in and Disagreements with Accountant
           on Accounting and Financial Disclosure......................   61

PART III

  Item 10. Directors and Executive Officers of the Registrant..........   62
  Item 11. Executive Compensation......................................   62
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management..............................................   62
  Item 13. Certain Relationships and Related Transactions .............   62

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.........................................   63
           SIGNATURES..................................................   64

PART 1
Item 1 - Business

                              General

Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, Banner Bank (BB) and Banner Bank of Oregon (BBO). Prior to the consolidation and name change described in "Consolidation of Banking Operations", which occurred on October 30, 2000, the Company's subsidiaries included First Savings Bank of Washington
(FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). As of December 31, 2000, Banner Bank is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation
(FDIC) under the Savings Association Insurance Fund (SAIF). As of December 31, 2000, BB conducted business from its main office in Walla Walla, Washington, and its 32 branch offices and four loan production offices located in Washington, Idaho and Oregon. Banner Bank of Oregon is an Oregon-chartered commercial bank and its deposits are insured by the FDIC under the Bank Insurance Fund (BIF). BBO conducts business from its main office in Hermiston, Oregon, and its six branch offices and one loan production office located in northeast Oregon. Prior to merging with FSBW on October 30, 2000, TB was a Washington-chartered commercial bank whose deposits were insured by the FDIC under BIF. As of October 30, 2000, TB conducted business from seven full service branches in the Seattle, Washington, metropolitan area. An eighth Seattle area office opened in November 2000 following the merger of TB with FSBW.

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

BB is a community oriented bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities historically have been focused on the origination of loans secured by one- to four-family residential dwellings, including significant emphasis on loans for construction of residential dwellings. To an increasing extent in recent years, lending activities also have included the origination of multifamily, commercial real estate and consumer loans. BB's primary business has been that of a traditional banking institution, originating loans for portfolio in its primary market area. BB has also been an active participant in the secondary market, originating residential loans for sale and on occasion acquiring loans for portfolio. More recently, BB has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers. For the past three years non-mortgage lending, especially commercial lending, has received significant attention and has become an increasingly important part of BB's operations. The acquisitions of TB, WSB and SCB have added substantially to the amount of non-mortgage loans held and being originated by BB. In addition to loans, BB has maintained a significant portion of its assets in marketable securities. The securities portfolio has been weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also has included a significant amount of tax exempt municipal securities, primarily issued by entities located in the State of Washington. In addition to interest income on loans and investment securities, BB receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. On April 1, 2000, BB opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon. CFC is an Oregon corporation and is a wholly owned subsidiary of BB. CFC's primary lending activities are in the area of construction and permanent financing for one- to four-family residential dwellings. BB also has a wholly owned subsidiary, Northwest Financial Corporation, which serves as the trustee under BB's mortgage loan documents and receives commissions from the sale of annuities.

Prior to being merged into BB, TB was a community oriented commercial bank chartered in the State of Washington. TB's lending activities consisted of granting commercial loans, including commercial real estate, land development and construction loans, and consumer loans to customers throughout King and Snohomish counties in western Washington. TB was a "Preferred Lender" with the Small Business Administration (SBA) and generated SBA guaranteed loans for portfolio and for resale. TB also offered a wide variety of deposit products to its consumer and commercial customers.

BBO is a community oriented commercial bank which historically has offered a wide variety of deposits and loan products to its consumer and commercial customers. Lending activities have included origination of consumer, commercial, agribusiness and real estate loans. BBO also has engaged in mortgage banking activity with respect to residential lending within its local markets, originating loans for sale generally on a servicing released basis. Additionally, BBO has maintained a significant portion of its assets in marketable securities, particularly U.S. Treasury and government agency securities as well as tax exempt municipal securities issued primarily by entities located in the State of Oregon. BBO operates a division, Inland Financial Services, which offers insurance and brokerage services to its customers. BBO has two wholly owned subsidiaries: Pioneer American Property Company, which owns a building that is leased to BBO, and Inland Securities Corporation, which is currently inactive.

The Company and the Banks are subject to regulation by the Federal Reserve Board (FRB) and the FDIC, the State of Washington Department of Financial Institutions, Division of Banks (Division), the State of Oregon Department of Consumer and Business Services and the State of Idaho, Department of Finance.

During May 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the year ended December 31, 2000 is compared to the unaudited year ended December 31, 1999 and the nine months ended December 31, 1999 are compared to the unaudited nine-month period ended December 31, 1998.

                      Acquisitions and Mergers

Acquisition of Seaport Citizens Bank:
-------------------------------------
On April 1, 1999, the Company and FSBW (now operating as BB) completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $108,100 per quarter, beginning in the quarter ended June 30, 1999, or $433,000 per year. Founded in 1979, SCB was a commercial bank which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operated two full service branches in Lewiston, Idaho. SCB's results of operations are included in the Company's consolidated results of operations and financial statements for all periods subsequent to April 1, 1999.

Acquisition of Whatcom State Bancorp, Inc.:
-------------------------------------------
On January 1, 1999 the Company completed the acquisition of Whatcom State Bancorp, Inc. The Company paid $12.1 million in common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom State Bancorp, Inc. into the Company, WSB became a division of FSBW (now operating as BB). The acquisition was accounted for as a purchase and resulted in the recording of approximately $6.0 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of approximately $105,200 per quarter or $421,000 per year. Founded in 1980, WSB was a community commercial bank which had, before recording of purchase accounting adjustments, approximately $99 million in total assets, $85 million in deposits, $79 million in loans, and $5.4 million in shareholders' equity at December 31, 1998. WSB operated five branches in the Bellingham, Washington, area Bellingham, Ferndale, Lynden, Blaine and Point Roberts. WSB's results of operations are included in the Company's consolidated results of operations and financial statements for all periods subsequent to January 1, 1999.

Acquisition of Towne Bancorp, Inc.:
-----------------------------------
On April 1, 1998 the Company completed the acquisition of Towne Bancorp, Inc. The Company paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into the Company, TB initially became a wholly owned subsidiary of the Company. As noted, TB was subsequently merged with FSBW (now known as BB) on October 30, 2000. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB was a community business bank which had, before recording of goodwill, approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998.

Mortgage Lending Subsidiary:
----------------------------
On April 1, 2000, FSBW (now Banner Bank) opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, with John Satterberg as President. Primary lending activities for CFC are in the area of construction and permanent financing for one- to four-family residential dwellings. CFC, an Oregon corporation, functions as a wholly owned subsidiary of Banner Bank. BB has capitalized CFC with $2 million of equity capital and provides funding support for CFC's lending operations.

                 Consolidation of Banking Operations

On October 30, 2000 the Company changed its name from First Washington Bancorp, Inc. (FWWB) to Banner Corporation in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank merged with First Savings Bank, First Savings Bank converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank, and First Savings Bank changed its name, along with the names of its divisions, Whatcom State Bank and Seaport Citizens Bank, to Banner Bank. At the same time, Inland Empire Bank changed its name to Banner Bank of Oregon.

The combination was designed to strengthen the Company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. Final integration of all data processing into a common system is scheduled for completion by December 31, 2001. In light of the new Gramm-Leach-Bliley financial modernization legislation, the Company chose to retain a separate charter for Banner Bank of Oregon (formerly IEB) and to operate two banking subsidiaries. That recent legislation enacts Federal Home Loan Bank System reforms that impact community financial institutions. A community financial institution is defined as a "member of the Federal Home Loan Bank (FHLB) System, the deposits of which are insured by the FDIC and that has average total assets (over the preceding three years) of less than $500 million." One provision of the reforms provides community financial institutions with the ability to obtain long-term FHLB advances to fund small business, small farm and small agribusiness loans. In addition, community financial institutions are able to offer these loans as collateral for such borrowings. This provision, which represents a change in policy from the previous requirement that these funds be securitized primarily by residential mortgage loans, will be available only to community financial institutions.
As an independent subsidiary, Banner Bank of Oregon currently qualifies as a community financial institution. Merging BBO into BB would disqualify it and remove this favorable status. On the other hand, consolidation of support operations continues and the Company expects to receive long-term benefits from the proposed efficiencies. The Banks use one name, Banner Bank, and are united under the leadership of an experienced management team. The same ten individuals serve as members of the Board of Directors of Banner Corporation and each of the Banks.

                         Lending Activities

General: The Banks have offered a wide range of loan products to meet the demands of their customers. The Banks originate loans for both their own loan portfolios and for sale in the secondary market. Management's strategy has been to maintain a significant percentage of assets in these loan portfolios in loans with more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, the Banks have developed a variety of floating or adjustable interest rate products that correlate closer with the Banks' cost of funds. However, in response to customer demand, the Banks continue to originate fixed-rate loans including fixed interest rate mortgage loans with terms up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Historically, Banner Bank's primary lending focus has been on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. BB also has originated, to a lesser degree, consumer, commercial real estate and multifamily real estate (including construction loans) and land loans. More recently, BB has begun marketing non-mortgage commercial and agribusiness loans to small businesses and farmers. The acquisitions of TB, WSB and SCB have added significantly to the amount of non-real estate loan activity at BB. Management expects this type of lending to continue to increase at BB subject to market conditions. At December 31, 2000, BB's net loan portfolio totaled $1.3 billion.

The aggregate amount of loans that BB is permitted to make under applicable federal regulations to any one borrower, including related entities, is 20% of the aggregate paid up and unimpaired capital and surplus. At December 31, 2000, the maximum amount which BB could have lent to any one borrower and the borrower's related entities was $30.2 million. At December 31, 2000, BB had no loans to one borrower with an aggregate outstanding balance in excess of this amount. BB had 53 borrowers with total loans outstanding in excess of $2.0 million at December 31, 2000. At that date, the largest amount outstanding to any one borrower and the borrower's related entities totaled $13.0 million, which consisted of a medical facility located in Bellingham, Washington other properties and a line of credit and as of December 31, 2000 the loans were performing in accordance with their terms.

Lending activities at Banner Bank of Oregon have included origination of consumer, commercial, agribusiness and commercial real estate loans. In particular, BBO has developed significant expertise and market share with respect to small business and agricultural loans within its local markets. In addition, BBO has originated one- to four-family residential real estate loans for sale in the secondary market.

At December 31, 2000, BBO's net loan portfolio totaled $166.8 million. The aggregate amount of loans that BBO is permitted to make under applicable state and federal regulations to any one borrower, including related entities, is 15% of the aggregate paid-up and unimpaired capital and surplus. At December 31, 2000, the maximum amount BBO could have lent to any one borrower and the borrower's related entities was $3.1 million ($5.0 million if secured by real estate). At that date, the largest amount outstanding to any one borrower of BBO totaled $3.5 million and was secured by an alfalfa grower, real property and a processing facility located in Hermiston, Oregon.

One- to Four-Family Residential Real Estate Lending: The Banks originate loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences in the communities where they have established full service branches. In addition, the Banks operate loan production offices in Bellevue, Puyallup, Oak Harbor and Spokane, Washington. In April 2000, BB formed a new mortgage lending subsidiary, CFC, to provide residential and construction lending in the Portland, Oregon area, complimenting the previous relationship BB has had with a mortgage loan broker in the Portland area market. At December 31, 2000, $408.6 million, or 27.5% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences.

Historically, BB has originated both fixed-rate loans and adjustable-rate residential loans for its portfolio. Fixed-rate residential loans generally have been sold into the secondary market; however, a portion of the fixed-rate loans originated by BB have been retained in the loan portfolio to meet asset/liability management objectives.

Historically, BBO has sold most of its residential loan originations into the secondary market. Generally BBO has sold loans on a servicing-released basis such that no revenue is realized by BBO after the sale.

In the loan approval process, the Banks assess the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit worthiness of the borrower. As part of the loan application process, qualified independent appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by a loan underwriter and, if necessary, by the Banks' chief appraiser.

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

The Banks and CFC sell whole loans on either a servicing-retained or servicing-released basis. All loans are sold without recourse. Occasionally, the Banks will sell a participation interest in a loan or pool of loans to an investor. In these instances, the Banks retain a small percentage of the loan(s) and pass through a net yield to the investor on the percentage sold. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Recently, BB has sold a significant portion of its conventional fixed-rate mortgage originations and all of its government insured loans into the secondary market. BBO has continued to sell most of its residential loan originations.

The Banks offer adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. The Banks offer several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 1.0% to 2.0% and an overall limitation of 5.0% to 6.0%. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. Generally these ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. ARM loans held in the Banks' portfolios do not permit negative amortization of principal and carry no prepayment restrictions. The retention of ARM loans in the Banks' loan portfolios can help reduce the Company's exposure to changes in interest rates. However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years borrower demand for ARM loans has been limited and the Banks have chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates. As a result ARM loans have represented only a very small portion of loans originated during this period.

Generally the Banks' lend up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although ARM loans are normally restricted to not more than 90%. Higher loan-to-value ratios are available on certain government insured programs. The Banks generally require private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

Construction and Land Lending: BB invests a significant proportion of its loan portfolio in residential construction loans to professional home builders. This activity has resulted from favorable economic conditions in the Northwest, lower long-term interest rates and an increased demand for housing units as a result of the migration of people from other parts of the country to the Northwest. To a lesser extent, BB also originates land loans and construction loans for commercial and multifamily real estate. BBO also originates construction and land loans although to a much smaller degree than BB. At December 31, 2000, construction and land loans totaled $271.3 million, (including $79.9 million of land or land development loans and $44.4 million of commercial and multifamily real estate construction loans) or 18.2% of total loans of the Company.

Construction loans made by the Banks include both those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. The Banks monitor the number of unsold homes in their construction loan portfolios, and generally maintain the portfolios so approximately 25% of their construction loans are secured by homes for which there is a sale contract in place.

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

Loans for the construction of one- to four-family residences are generally made for a term of 12 months. The Banks' loan policies include maximum loan-to-value ratios of up to 80% for speculative loans. Each individual speculative loan request is supported by an independent appraisal of the property and the loan file includes a set of plans, a cost breakdown and a completed specifications form. All speculative construction loans must be approved by senior loan officers. At December 31, 2000, the Company's speculative construction portfolio included loans to 324 individual builders in 110 separate communities. At December 31, 2000, the Company had 75 builders who, individually, in the aggregate, had construction loans outstanding with balances exceeding $1.0 million. The largest builder had two loans totaling commitments of $12.6 million with $5.2 million outstanding at December 31, 2000. The loans were for the construction of an apartment complex in Everett, Washington and an office complex in Kirkland, Washington and both loans were current at December 31, 2000.

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

Commercial and Multifamily Real Estate Lending: The Banks also originate loans secured by multifamily and commercial real estate. At December 31, 2000, the Company's loan portfolio included $100.7 million in multifamily and $394.0 million in commercial real estate loans (including $44.4 million of commercial and multifamily real estate construction lending). Multifamily and commercial real estate lending affords the Banks an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

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

At December 31, 2000, the Banks' loan portfolio included 181 multifamily loans, the average loan balance of which was $556,000. At December 31, 2000, the Banks had 97 multifamily or commercial real estate loans with balances over $1.0 million, the largest of which was a $15.2 million with BB and BBO being joint participants/lenders. Most of the properties securing these multifamily and commercial real estate loans are located in the Northwest; however, the Company has acquired some participation loans on properties located in California.

Commercial Lending: BB and BBO have been very active in small business lending. BBO has also been active in agricultural lending; however, BB has not engaged in agricultural lending to a significant extent. Historically, the Company has sold most of its small business administration guaranteed loans into the secondary market on a servicing retained basis. BB and BBO's officers have devoted a great deal of effort to developing customer relationships and the ability to serve this type of borrower. It is management's belief that many very large banks have in the past neglected small business lending, thus contributing to BB and BBO's success. BB and BBO will continue to emphasize this segment of lending in their market areas. Management intends to leverage their past success and local decision making ability to continue to expand this market niche. In addition to providing higher yielding assets, it is anticipated that this type of lending will increase the deposit base. Expanding commercial lending is currently an area of significant effort at BB. Following the October 30 consolidation all of FSBW, TB, WSB and SCB commercial lending operations have been integrated at BB.

Commercial loans may entail greater risk than do residential mortgage loans. Commercial loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, inventory and receivables which may not provide an adequate source of repayment on defaulted loans. In addition, commercial loans are dependent on the borrower's continuing financial strength and management ability as well as market conditions for various products, services and commodities. For these reasons, commercial loans generally provide higher yields than residential loans but also require more administrative and management attention. Interest rates on commercial loans may be either fixed or adjustable. Loan terms including the fixed or adjustable interest rate, the loan maturity and the collateral considerations vary significantly and are negotiated on an individual loan basis. At December 31, 2000, commercial loans totaled $228.7 million, or 15.4% of total loans of the Company.

The Banks underwrite their commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. The Banks seek to structure such loans to have more than one source of repayment. The borrower is required to provide the Banks with sufficient information to allow the Banks to make their lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. All closely held business borrowers typically require personal guarantees by the principals.

The Banks commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.

Agricultural Lending: Agriculture is a major industry in BBO's market area as well as much of BB's Eastern Washington locations. Subject to market conditions, the Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting to the bank on a regular basis. At December 31, 2000 agricultural loans totaled $67.8 million, or 4.6% of the loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower's anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. In the case of crops, consideration is given to projected yields and prices from each commodity.
The interest rate is normally fully floating based on the prime rate as published in the Wall Street journal, plus a negotiated margin of up to 2%. Because such loans are made to finance a farm or ranch's annual operations, they are written on a one-year review and renewable basis. The renewal is dependent upon prior year's performance and the forthcoming year's projections as well as overall financial strength of the borrower. The Bank carefully monitors these loans and prepares monthly variance reports on income and expenses. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

In underwriting agricultural operating loans, the Banks considers the cash flow of the borrower based upon the expected income stream as well as the value of collateral used to secure the loans. Collateral generally consists of cattle or cash crops produced by the farm, such as grains, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Banks may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

The Banks also originate loans to finance the purchase of farm equipment and will continue to pursue this type of lending in the future. Loans to purchase farm equipment are made for terms of up to seven years. Agricultural real estate loans primarily are secured by first liens on farmland and improvements thereon located in the Bank's market area, to service the needs of the Bank's existing customers. Loans are generally written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from 10 to 20 years. Such loans have interest rates that generally adjust at least every five years based typically upon a Treasury Index plus a negotiated margin. Fixed rate loans are granted on terms generally not to exceed five years with rates established at inception based on margins set above the current five year Treasury Note or another generally accepted index. In originating an agricultural real estate loans, the Bank's consider the debt service converge of the borrowers' cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower's past performance with the Bank's and/or market area.

Payments on an agricultural real estate loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to bother economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. Such loans are not made to start up businesses but are generally reserved for profitable operations with substantial equity and proven history.

Among the greatest and more common risks to agricultural lending can be weather conditions and disease. This risk can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be reduced by the use of set price contracts. Required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies.

In addition to the above mentioned risks, the Bank's also consider management succession, life insurance and business continuation plans.

Consumer and Other Lending: The Banks originate a variety of consumer loans, including secured second mortgage loans, automobile loans and loans secured by deposit accounts. Consumer and other lending has traditionally been a small part of BB's business. However, recent efforts at BB have led to a modest increase in consumer loans primarily to its existing customer base. BBO, on the other hand, has been an active originator of consumer loans. At December 31, 2000, the Company had $60.4 million, or 4.1% of its loans receivable, in outstanding consumer and other loans.

Similar to commercial loans, consumer loans often entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Banks, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Loan Solicitation and Processing: The Banks originate real estate loans by direct solicitation of real estate brokers, builders, depositors, and walk-in customers. Loan applications are taken by the Banks' loan officers and are processed in each branch location. Most underwriting and all audit functions are performed by loan administration personnel at central locations. Applications for fixed-rate and adjustable-rate mortgages on one- to four-family properties are generally underwritten and closed based on Freddie Mac/Fannie Mae standards, and other loan applications are underwritten and closed based on the Banks' own written guidelines.

Commercial and agricultural loans are solicited by loan officers of each Bank by means of call programs focused on local businesses and farmers. While commercial loan officers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of each Bank or the Company.

Consumer loans are originated through various marketing efforts directed primarily toward existing deposit and loan customers of the Banks. Consumer loan applications may be processed at branch locations or by administrative personnel at the Banks' main offices.

Loan Originations, Sales and Purchases

While the Banks originate a variety of loans, their ability to originate loans and their ability to originate each type of loan is dependent upon the relative customer demand and competition in each market. For the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999, the Banks originated and disbursed $880.8 million, $759.6 million and $717.0 million of loans, respectively. The Company's net loan portfolio grew $163.6 million or 12.5% during the year ended December 31, 2000 compared to $205.5 million of growth during the nine months ended December 31, 1999 ($178.5 million excluding acquisitions) and $345.8 million of growth in the year ended March 31, 1999 ($146.4 million excluding acquisitions).

In recent years prior to 1996 the Company generally sold most of its 30-year fixed-rate one- to four-family residential mortgage loans to secondary market purchasers. For the years ended March 31, 1996 and 1997 the Company sold a smaller portion of its fixed-rate loan originations choosing to retain loans in response to its capital deployment and growth objectives. Beginning in the second half of fiscal year 1998 the Company increased the amount of new fixed-rate residential loans sold as part of its interest rate risk management strategy. Proceeds from sales of loans by the Company for the year ended December 31, 2000, nine months ended December 31, 1999 and the year ended March 31, 1999 totaled $135.7 million, $99.3 million and $127.5 million, respectively.

Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing Loan Servicing Portfolio." At December 31, 2000, the Company had $7.9 million in loans held for sale.

The Banks purchase whole loans and loan participation interests primarily during periods of reduced loan demand in their primary market. Any such purchases are made consistent with the Banks' underwriting standards; however, the loans may be located outside of the Banks' normal lending area. During the year ended December 31, 2000 the nine months ended December 31, 1999 and the year ended March 31, 1999, the Company purchased $12.0 million, $13.2 million and $86.2 million, respectively, of loans and loan participation interests.


Loan Portfolio Analysis.  The following table sets forth the composition of the Company's loan portfolio
(including loans held for sale) by type of loan as of the dates indicated.


                               December 31                                   March 31
                   -----------------------------------  ------------------------------------------------
                         2000               1999             1999             1998            1997
                   ---------------- ------------------  ---------------  ---------------  ---------------
                   Amount   Percent   Amount   Percent  Amount  Percent  Amount  Percent  Amount  Percent
                   ------   -------   ------   -------  ------  -------  ------  -------  ------  -------
                                                   (Dollars in thousands)

Type of Loan:
Secured by real
 estate:
  One- to four-
   family       $ 408,613  27.48% $ 419,132  31.71% $  389,468  34.93% $ 408,766  53.45% $ 380,00 858.23%
  Commercial      366,071  24.62    330,258  24.99     265,393  23.80    108,123  14.14    75,337  11.54
  Multifamily      84,282   5.67     66,287   5.02      54,053   4.85     58,598   7.66    51,973   7.96
  Construction
   and land       271,273  18.24    194,625  14.73     165,270  14.82     90,775  11.87    72,308  11.08
Commercial        228,676  15.38    194,817  14.74     149,569  13.42     30,579   4.00    21,236   3.25
Agribusiness       67,809   4.56     55,052   4.17      46,839   4.20     37,102   4.85    26,675   4.09
Consumer, credit
 card and other    60,359   4.05     61,534   4.64      44,338   3.98     30,831   4.03    25,092   3.85
                --------- ------  ---------  ------  --------- ------    ------- ------   ------- ------
   Total loans  1,487,083 100.00% 1,321,705  100.00% 1,114,930 100.00%   764,774 100.00%  652,629 100.00%
                          ======             ======            ======            ======           ======

Less allowance
 for loan losses  (15,314)          (13,541)           (12,261)           (7,857)          (6,748)
                ---------         ---------          ---------           -------          -------
Total net
 loans at end
 of period     $1,471,769        $1,308,164         $1,102,669          $756,917         $645,881
               ==========        ==========         ==========          ========         ========


Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, and exclude the allowance for loan losses (in thousands):

                                                  Maturing   Maturing   Maturing
                                       Maturing   within     within     within     Maturing
                                       Within     1 to 3     3 to 5     5 to 10    Beyond
                                       One Year   Years      Years      Years      10 Years      Total
                                       --------   --------   --------   --------   --------   ----------
One- to four-family real estate loans  $  8,506   $  5,204   $  5,221  $ 24,166    $365,516   $  408,613
Commercial/multifamily real estate loans 46,590     57,484     58,265   197,643      90,371      450,353
Construction/land                       171,564     31,314     52,345     8,883       7,167      271,273
Commercial/agriculture business         179,265     31,089     43,632    34,334       8,165      296,485
Consumer, credit card and other          18,167     10,018     15,050     6,069      11,055       60,359
                                       --------   --------   --------  --------    --------   ----------

     Total loans                       $424,092   $135,109   $174,513  $271,095    $482,274   $1,487,083
                                       ========   ========   ========  ========    ========   ==========


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

The following table sets forth the dollar amount of all loans due after December 31, 2001, which have fixed interest rates and floating or adjustable interest rates (in thousands).

                                               Fixed       Floating or
                                               Rates     Adjustable Rates     Total
                                               -----     ----------------     -----
One- to four-family real estate loans          $319,401      $ 80,706        $400,107
Commercial/multifamily real estate loans        219,663       184,100         403,763
Construction/land                                16,909        82,800          99,709
Commercial/agriculture business                  67,693        49,527         117,220
Consumer, credit card and other                  38,245         3,947          42,192
                                               --------      --------      ----------

     Total                                     $661,911      $401,080      $1,062,991
                                               ========      ========      ==========

Loan Servicing

General: The Banks receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At December 31, 2000, the Banks were servicing $284.6 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Banks receive the gross loan payment from individual borrowers, they remit to the investor a predetermined net amount based on the yield on that loan. The difference between the coupon on the underlying loan and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Banks retain certain amounts in escrow for the benefit of the lender for which the Banks incur no interest expense but are able to invest the funds into earning assets. At December 31, 2000, the Banks held $2.5 million in escrow for their portfolios of loans serviced for others.

Loan Servicing Portfolio: The loan servicing portfolio at December 31, 2000 was composed primarily of $18.6 million of Fannie Mae mortgage loans and $203.4 million of Freddie Mac mortgage loans. The remaining balance of the loan servicing portfolio at December 31, 2000, consisted of loans serviced for a variety of private investors. At December 31, 2000, the portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended December 31, 2000, $1.1 million of loan servicing fees, net of $251,000 of servicing rights amortization, were recognized in operations.

Mortgage Servicing Rights: In addition to the origination of mortgage servicing rights (MSRs) on the loans that BANR originates and sells in the secondary market on a servicing retained basis, BANR has also purchased mortgage-servicing rights. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the year ended December 31, 2000, the nine months ending December 31, 1999 and the year ending March 31, 1999, BANR capitalized $395,000, $128,000 and $981,000, respectively, of MSRs relating to loans sold with servicing retained. No MSRs were purchased in the year ended December 31, 2000, the nine months ending December 31, 1999 and the fiscal year ended March 31, 1999. Amortization of MSRs for the year ended December 31, 2000, the nine months ended December 31, 1999 and the fiscal year ended March 31, 1999 was $251,000, $215,000 and $277,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. At December 31, 2000, MSRs were carried by BANR at a value, net of amortization, of $1,728,000, and no valuation allowance for impairment was considered necessary. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.

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

At December 31, 2000 and 1999 and March 31, 1999, the aggregate amounts of the Banks' classified assets (as determined by the Banks) were as follows (in thousands):

                                December 31             At March 31
                            2000           1999             1999
                            ----           ----             ----

Loss                    $     --       $     --         $     60
Doubtful                      61             --               58
Substandard assets        12,166          6,637            8,302
Special mention            9,936          1,762            3,008

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

Commercial/Agricultural and Consumer Loans:   When a borrower fails to make
payments as required, a late notice is sent to the borrower. If payment is still not made the responsible loan officer is advised and contact is made by telephone or letter. Continuous follow-up contacts are attempted until the loan has been brought current. Generally, if the loan is not current within 45 to 60 days, action is initiated to take possession of the security. A small claims or lawsuit is normally filed on unsecured loans or deficiency balances at 90 to 120 days. Loans over 90 days delinquent, repossessions, loans in foreclosure and bankruptcy no longer accrue interest unless a satisfactory repayment plan has been agreed upon, the loan is a full recourse contract or fully secured by a deposit account.

The following table sets forth information with respect to the Banks' non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands).

                                         At
                                     December 31           At March 31
                                   --------------     ----------------------
                                    2000     1999     1999     1998     1997
                                    ----     ----     ----     ----     ----
Nonaccrual loans:
  Loans secured by real estate:
   One- to four-family           $   873   $  623   $3,564   $  448   $1,644
   Commercial                      1,741      129      351       --      187
   Multifamily                        --       --       --       --       --
   Construction/land               2,937    2,514      767      367       --
  Commercial business              1,734    1,203    1,392      410      206
  Agricultural business              529       --       47        4       --
  Consumer, credit card and other     18        9       17       41       45
                                 -------   ------   ------   ------   ------
    Total loans outstanding        7,832    4,478    6,138    1,270    2,082
                                 -------   ------   ------   ------   ------
Loans more than 90 days delinquent,
 still on accrual:
  Loans secured by real estate:
   One- to four family real           20      155       20       52       --
   Commercial                         --       --      384       33       --
   Multifamily                        --       --       --       --       --
   Construction/land                  --       --       --       32       --
  Commercial business                  1       25       --       --       --
  Agricultural business              467      334    1,052       --       --
  Consumer, credit card and other     54       79       82       33       30
                                 -------   ------   ------   ------   ------
    Total loans outstanding          542      593    1,538      150       30
                                 -------   ------   ------   ------   -----

  Total non-performing loans       8,374    5,071    7,676    1,420    2,112

Real estate/repossessed assets
 held for sale                     3,287    3,576    1,644      882    1,057
                                 -------   ------   ------   ------   ------
   Total non-performing assets   $11,661   $8,647   $9,320   $2,302   $3,169
                                 =======   ======   ======   ======   ======

Restructured loans (1)           $   337   $  369   $  380   $  305   $  238

Total non-performing loans to
 net loans before allowance
 for loan losses                    0.56%    0.38%    0.69%    0.19%    0.32%
Total non-performing loans to
 total assets                       0.42%    0.28%    0.47%    0.12%    0.21%
Total non-performing assets to
 total assets                       0.59%    0.48%    0.57%    0.20%    0.31%

(1) These loans are performing under their restructured terms but are classified substandard.

For the year ended December 31, 2000, $510,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on such loans was included in net income for such period.

Real Estate/Repossessed Assets, Held for Sale: Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs), or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price less selling and holding costs. At December 31, 2000, the Company had $3.3 million of real estate owned and no other repossessed assets.

                       Allowance for Loan Losses

General: In originating loans, the Banks recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Banks maintain an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Banks have established systematic methodologies for the determination of the adequacy of their allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Banks increase their allowance for loan losses by charging provisions for possible loan losses against the Banks' income.

On April 1, 1995, the Company and its subsidiary Banks adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114. These statements require that impaired loans that are within their scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the measurement of impaired loans shall be included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of December 31, 2000, the Company and its subsidiary Banks had identified $3.9 million of impaired loans as defined by the statement and had established $133,000 of specific reserves for these loans. The statements also apply to all loans that are restructured in a troubled debt restructuring, subsequent to the adoption of SFAS No. 114, as defined by SFAS No. 15. A troubled debt restructuring is a restructuring in which the creditor grants a concession to the borrower that it would not otherwise consider. At December 31, 2000, the Company had $337,000 of restructured loans that, though performing, were classified substandard.

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

At December 31, 2000, the Company had an allowance for loan losses of $15.3 million which represented 1.03% of net loans and 183% of non-performing loans compared to 1.02% and 267%, respectively, at December 31, 1999. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves. The higher provision in the current year reflects changes in the portfolio mix and a higher level of non-performing loans, although the amount of net charge-offs declined modestly from that which occurred in the prior year. Net charge-offs decreased from $1.2 million for the year ended December 31, 1999, to $920,000 for the year ended December 31, 2000. Non-performing loans increased to $8.4 million at December 31, 2000, compared to $5.1 million at December 31, 1999.
A comparison of the allowance for loan losses at December 31, 2000 and 1999 shows an increase of $1.8 million to $15.3 million at December 31, 2000 from $13.5 million at December 31, 1999 (see Notes 7 and 8 to the Consolidated Financial Statements for further analysis of the loan portfolio mix and allowance for loan losses).

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

                                       Nine Months
                         Year Ended       Ended
                         December 31   December 31    Years Ended March 31
                         -----------   -----------  ------------------------
                             2000         1999      1999      1998      1997
                             ----         ----      ----      ----      ----

Balance, beginning
 of period               $ 13,541      $12,261   $ 7,857   $ 6,748   $ 4,051
Allowances added
 through business
 combinations                  --          477     2,693        --     1,416
Sale of credit card
 portfolio                   (174)          --        --        --        --
Provision                   2,867        1,885     2,841     1,628     1,423

Recoveries of loans
previously charged off:
 Secured by real estate:
  One- to four-family           2           --        --         6        38
  Commercial                    2            1        60        29        --
  Multifamily                  --           --        --        --        --
  Construction and land        --           --        --        --        --
 Commercial business           40          450       143        --        --
 Agricultural business          1            6         1        --        --
 Consumer, credit card
  and other                    66           11        21        16        16
                           ------       ------    ------    ------    ------
                              111          468       225        51        54
                           ------       ------    ------    ------    ------
Loans charged off:
 Secured by real estate
  One- to four-family         (90)        (532)      (25)     (359)     (127)
  Commercial                  (31)          --       (35)        -        --
  Multifamily                  --           --        --        --        --
  Construction and land       (12)         (24)      (69)      (11)       --
 Commercial business         (403)        (841)     (911)      (19)       (3)
 Agricultural business        (16)         (19)       (5)       --        --
 Consumer, credit card
  and other                  (479)        (134)     (310)     (181)      (66)
                          --------      -------   -------   -------   -------
                           (1,031)      (1,550)   (1,355)     (570)     (196)
                          --------      -------   -------   -------   -------
   Net charge-offs           (920)      (1,082)   (1,130)     (519)     (142)
                          --------      -------   -------   -------   -------

   Balance, end of period $15,314      $13,541   $12,261   $ 7,857   $ 6,748
                          =======      =======   =======   =======   =======

Ratio of allowance to net
 loans before allowance
 for loan losses             1.03%        1.02%     1.10%     1.03%     1.03%

Ratio of net loan charge-offs
 to the average net book
 value of loans outstanding
 during the period           0.06%        0.09%     0.14%     0.08%     0.04%


The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.
                            At December 31                            At March 31
                 ----------------------------------- ----------------------------------------------------
                       2000             1999              1999            1998               1997
                 ----------------- ----------------- ----------------- ----------------- ----------------
                          Percent           Percent           Percent           Percent          Percent
                          of Loans          of Loans          of Loans          of Loans         of Loans
                          in Each           in Each           in Each           in Each          in Each
                          Category          Category          Category          Category         Category
                          to Total          to Total          to Total          to Total         to Total
                 Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount  Loans
                 ------   -----    ------   -----    ------   -----    ------   -----    ------  -----
                                                (Dollars in thousands)
Specific or allocated
loss allowances:
 Loans secured by
 real estate:
  One- to four-
   family        $ 2,256   27.48%  $ 2,334   31.71%  $ 2,757   34.93%  $ 1,059   53.45%  $ 1,098  58.23%
  Commercial
   /multifamily    5,457   30.29     4,273   30.01     3,567   23.80       849   14.14       547  11.54
  Construction
   and land        2,738   18.24     1,638   14.73     1,597   14.82       856   11.87       844  11.08
 Commercial
  /agricultural
   business        3,540   19.94     2,830   18.91     2,522   13.42       835    4.00       422   3.25
  Consumer, credit
   card and other    879    4.05     1,023    4.64       841    3.98       307    4.03       237   3.55
Unallocated general
 loss allowance (1)  444     N/A     1,443     N/A       977     N/A     3,951     N/A     3,600    N/A
                 -------   -----  --------   -----  --------   -----   -------   -----   -------  -----
   Total allowance
    for loan
    losses       $15,314  100.00%  $ 13,541 100.00% $ 12,261  100.00%  $ 7,857  100.00%  $ 6,748  100.00%
                 =======  =====    ======== ======  ========  ======   =======  ======   =======  ======
----------
(1) The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured).  The remainder of the allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

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

At December 31, 2000, the Company's consolidated investment portfolio totaled $326.5 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Banks' loan originations, deposits and other activities. During the year ended December 31, 2000 investments and securities decreased by $35.6 million. Holdings of mortgage-backed securities decreased $35.9 million and U.S. Treasury and agency obligations increased $2.6 million. Ownership of corporate and other securities increased $1.5 million. Municipal bonds decreased $3.7 million.

Mortgage-Backed and Mortgage-Related Securities: The Company purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense; (ii) lower the credit risk of the Company as a result of the guarantees provided by FHLMC, FNMA, and GNMA or credit enhancements provided by other entities or the structure of the securities; (iii) enable the Company to use mortgage-backed securities as collateral for financing; and (iv) increase liquidity. The Company invests primarily in federal agency issued or guaranteed mortgage-backed and mortgage-related securities, principally FNMA, FHLMC and GNMA. The Company also invests in privately issued collateralized mortgage obligations (CMOs) including real estate mortgage investment conduits (REMICs). At December 31, 2000, net mortgage-backed securities totaled $194.1 million, or 9.8% of total assets. At December 31, 2000, 44.0% of the mortgage-backed securities were adjustable-rate and 56.0% were fixed-rate.
The estimated fair value of the Company's mortgage-backed securities at December 31, 2000, was $194.1 million, which is $3.5 million less than the amortized cost of $197.6 million. At December 31, 2000, the Company's portfolio of mortgage-backed securities had a weighted average coupon rate of 6.76%. The estimated weighted average remaining life of the portfolio was 8.6 years based on the last 3 months' "constant prepayment rate" (CPR) or the most recent CPR if less than 3 months history is available.

Mortgage-backed securities known as PCs or mortgage pass-through certificates generally represent a participation interest in a pool of single-family mortgage loans. The principal and interest payments on these loans are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Mortgage participation certificates generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, PCs are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because of their low risk weighting.

CMOs and REMICs are mortgage-related obligations and may be considered as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgage loans or mortgage-backed securities underlying these securities into two or more classes (or tranches) with different maturity or risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available; however, the complex structure of certain CMOs increases the difficulty in assessing the portfolio's risk and its fair value. Yields on privately issued CMOs generally exceed the yield on similarly structured agency CMOs because they expose the Company to certain risks not inherent in agency CMOs, such as credit risk and liquidity risk. Neither the U.S. government nor any of its agencies guarantees these assets generally because the loan size, credit underwriting or underlying collateral do not meet certain industry standards. Consequently, the potential for loss of principal is higher for privately issued securities. In addition, because the universe of potential investors for privately issued CMOs is smaller, these securities are somewhat less liquid than are agency issued or guaranteed securities. At December 31, 2000 the Company held CMOs and REMICs with a net carrying value of $167.0 million, including $55.1 million of privately issued CMOs.

Of the Company's $194.1 million mortgage-backed securities portfolio at December 31, 2000, $92.3 million with a weighted average yield of 6.79% had contractual maturities or period to repricing within ten years and $99.8 million with a weighted average yield of 6.74% had contractual maturities or period to repricing over ten years. However, the actual maturity of a mortgage-backed security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgage loans exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgage loans or mortgage-backed securities underlying REMICs or CMOs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of REMICs and CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

Municipal Bonds: The Company's tax exempt municipal bond portfolio, which at December 31, 2000, totaled $28.2 million at estimated fair value ($27.8 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various authorities, hospitals, water and sanitation districts located in the states of Washington, Oregon and Idaho. At December 31, 2000, general obligation bonds and revenue bonds had total estimated fair values of $17.5 million and $8.9 million, respectively. The Company also has taxable revenue bonds as of December 31, 2000 totaling $3.6 million at estimated fair value ($3.9 million at amortized cost). Many bank qualifying municipal bonds are not rated by a nationally recognized credit rating agency (e.g., Moody's or Standard and Poor's) due to their smaller size. At December 31, 2000, the Company's municipal bond portfolio had a weighted average maturity of approximately 10.6 years and an average coupon rate of 6.27%. The largest security in the portfolio was an industrial revenue bond issued by the City of Kent, Washington, with an amortized cost of $3.4 million and a fair value of $3.4 million.

Corporate Bonds: The Company's corporate bond portfolio, which totaled $27.9 million at fair value ($28.4 million at amortized cost) at December 31, 2000, was composed of short and long-term fixed-rate and adjustable-rate securities. At December 31, 2000, the portfolio had a weighted average maturity of 22.1 years and a weighted average coupon rate of 8.05%. The longest term security has an amortized cost of $3.0 million and a term to maturity of 29.2 years.

U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $61.4 million ($61.5 million at amortized cost) at December 31, 2000. The Company's subsidiary, BB, has invested a small portion of its securities portfolio in structured notes. The structured notes in which BB has invested provide for periodic adjustments in coupon rates or prepayments based on various indices and formulae. At December 31, 2000, structured notes which totaled $4.7 million at fair value ($4.7 million at amortized cost), consisted of U.S. Government agency obligations with a fair value of $2.0 million which mature in 2004 and 2005 and a privately issued obligation with a fair value of $2.7 million which matures in 2005. In addition, most of the U.S. Government agency obligations owned by the Company include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Asset-backed Securities: The Company's subsidiary, BB, has invested a small portion of its investment portfolio in asset-backed securities collateralized by equipment lease contracts. At December 31, 2000 the investment totaled $5.3 million at fair value ($5.3 at amortized cost), was yielding 8.66%, and matures in 2004.

Off Balance Sheet Derivatives: Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in "off balance sheet" derivative instruments, although investment policies authorize such investments. On December 31, 2000 the Company had no off balance sheet derivatives and no outstanding commitments to purchase or sell securities.


The following tables sets forth certain information regarding carrying values and percentage of total carrying values, which is estimated market value, of the Company's consolidated portfolio of securities classified as available for sale and held to maturity (in thousands).

                                      At December 31                           At March 31
                       -----------------------------------------   ---------------------------------------
Available for Sale:           2000                   1999                   1999               1998
-------------------    -------------------   -------------------   -------------------  ------------------
                       Carrying   Percent    Carrying   Percent    Carrying   Percent   Carrying  Percent
                         value    of Total     value    of Total    value     of Total    value   of Total
                         -----    --------     -----    --------    -----     --------    -----   --------
 U.S. Government
  Treasury and agency
    obligations        $ 61,425    19.89%    $ 58,868    16.90%    $ 56,518    15.61%   $ 65,594    21.69%
 Municipal bonds:
  Taxable                 5,115     1.66        4,751     1.36        2,833     0.78          --       --
  Tax exempt             25,773     8.35       30,585     8.78       32,259     8.91      32,093    10.61

 Corporate bonds         20,435     6.62       21,564     6.19       24,335     6.72       4,304     1.42
 Other                    3,969     1.28        3,769     1.08        3,441     0.95       3,298     1.09
Mortgage-backed or
related securities
Mortgage-backed
securities:
 GNMA                    16,642     5.39       18,306     5.26       22,508     6.22      16,862     5.58
 FHLMC                    3,044     0.98        3,324      .95        3,502     0.97       3,361     1.11
 FNMA                     5,365     1.74        5,452     1.57        6,841     1.89       6,048     2.00
                       --------   ------     --------   ------     --------    ------   --------   ------
Total mortgage-backed
 securities              25,051     8.11       27,082     7.78       32,851     9.08      26,271     8.69

Mortgage-related
securities
 CMOs-agency backed     111,963    36.26      141,333    40.57      150,438    41.56     146,300    48.38
 CMOs-Non-agency         55,067    17.83       60,395    17.34       59,346    16.39      24,559     8.12
                       --------   ------     --------   ------     --------    ------   --------   ------
Total mortgage-related
 securities             167,030    54.09      201,728    57.91      209,784    57.95     170,859    56.50
                       --------   ------     --------   ------     --------    ------   --------   ------
   Total                192,081    62.20      228,810    65.69      242,635    67.03     197,130    65.19
                       --------   ------     --------   ------     --------    ------   --------   ------
Total securities
available for sale     $308,798   100.00%    $348,347   100.00%    $362,021   100.00%   $302,419   100.00%
                       ========   ======     ========   ======     ========    ======   ========   ======


Held to Maturity:
 Mortgage-backed
  securities-FHLMC
  certificates         $  1,992    11.24%    $  1,196     8.69%    $     --        --%  $     --       --%
 Municipal bonds:
  Taxable                   997     5.63        1,096     7.96           --        --         --       --
  Tax exempt              2,438    13.76        1,613    11.71        1,991     92.39         --       --

 Corporate bonds          7,000    39.51        4,000    29.05           --        --         --       --
 Asset-backed securities  5,290    29.86        5,865    42.59           --        --         --       --
 CMOs - agency backed        --       --           --       --          164      7.61         --       --
 Certificates of deposit     --       --           --       --           --        --        194   100.00
                       --------   ------     --------   ------     --------    ------   --------   ------
     Total             $ 17,717   100.00%    $ 13,770   100.00%    $  2,155    100.00%  $    194   100.00%
                       ========   ======     ========   ======     ========    ======   ========   ======
 Estimated market
  value                $ 18,269              $ 13,716              $  2,235             $    194
                       ========              ========              ========             ========




The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available for sale (dollars in thousands):

                                          Available for sale at December 31 2000
                 ------------------------------------------------------------------------------------------
                    One Year      Over One to   Over Five to    Over Ten to         Over
                    or Less       Five Years      Ten Years     Twenty Years    Twenty Years      Total
                 --------------  ------------   -------------   ------------   -------------   ------------
                       Weighted       Weighted        Weighted       Weighted        Weighted       Weighted
                 Carry-  Aver-   Carry- Aver-   Carry-  Aver-   Carry- Aver-    Carry- Aver-   Carry- Aver-
                  ing     age     ing    age     ing     age     ing    age      ing    age     ing    age
                 Value   Yield   Value  Yield   Value   Yield   Value  Yield    Value  Yield   Value  Yield
                 -----   -----   -----  -----   -----   -----   -----  -----    -----  -----   -----  -----
U. S. Government
Treasury and
agency
obligations
 Fixed-rate    $  8,558  6.24%  $51,879  6.14%  $   988 6.70%  $    --    --% $    --    --% $ 61,425  6.16%

Municipal bonds:
 Taxable             --    --       990  6.73     2,639 6.98     1,315  8.15      171  5.05     5,115  7.17
 Tax Exempt       1,340  4.08     4,867  5.26     7,192 6.32     9,123  6.90    3,251  5.52    25,773  6.10
               --------         -------         -------        -------        -------        --------
                  1,340  4.08     5,857  5.51     9,831 6.50    10,438  7.06    3,422  5.50    30,888  6.28
Corporate bonds
 Fixed-rate      11,340  6.98     3,709  6.44        --   --        --     -    5,386  7.26    20,435  6.96

Mortgage-backed
obligations:
 Fixed-rate          21  8.25         4  6.42       514 8.72    10,269  7.02    9,283  7.32    20,091  7.20
 Adjustable-rate  4,960  7.16        --    --        --   --        --    --       --    --     4,960  7.16
               --------         -------         -------        -------        -------        --------
                  4,981  7.16         4  6.42       514 8.72    10,269  7.02    9,283  7.32    25,051  7.19
Mortgage-related
obligations:
 Fixed-rate         545  9.65        --    --     5,786 6.12     1,053  6.07   79,225  6.65    86,609  6.62
 Adjustable-rate 80,421  6.78        --    --        --   --        --    --       --    --    80,421  6.78
               --------         -------         -------        -------        -------        --------
                 80,966  6.80        --    --     5,786 6.12     1,053  6.07   79,225  6.65   167,030  6.70
               --------         -------         -------        -------        -------        --------
 Total mortgage-
  backed or
  related
  obligations    85,947  6.82         4  6.42     6,300 6.33    11,322  6.93   88,508  6.72   192,081  6.76

Other - stock     3,969  7.12        --    --        --   --        --    --       --    --     3,969  6.76
               --------         -------         -------        -------        -------        --------
Total securities
available for
sale - carrying
value          $111,154  6.77%  $61,449  5.99%  $17,119 5.37%  $21,760  6.50% $97,316  6.70% $308,798  6.47%
               ========         =======         =======        =======        =======        ========
Total securities
available for
sale - amortized
cost           $111,068         $61,414         $17,061        $21,926        $99,069        $310,538
               ========         =======         =======        =======        =======        ========


                                                          23


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities held to maturity (dollars in thousands):

                                     Held to Maturity at December 31 2000
                 ------------------------------------------------------------------------------------------
                    One Year      Over One to   Over Five to    Over Ten to         Over
                    or Less       Five Years      Ten Years     Twenty Years    Twenty Years      Total
                 --------------  ------------   -------------   ------------   -------------   ------------
                       Weighted       Weighted        Weighted       Weighted        Weighted       Weighted
                 Carry-  Aver-   Carry- Aver-   Carry-  Aver-   Carry- Aver-    Carry- Aver-   Carry- Aver-
                  ing     age     ing    age     ing     age     ing    age      ing    age     ing    age
                 Value   Yield   Value  Yield   Value   Yield   Value  Yield    Value  Yield   Value  Yield
                 -----   -----   -----  -----   -----   -----   -----  -----    -----  -----   -----  -----
Municipal bonds:
 Taxable        $    --    --%  $   997  6.54%  $   --     --%  $  --   --%  $     --    --% $   997   6.54%
 Tax exempt         227  7.61     1,270  7.59      102  10.00      --   --        839  6.60    2,438   7.35
                -------         -------         ------          -----        --------        -------
                    227  7.61     2,267  7.13      102  10.00      --   --        839  6.60    3,435   7.12
Corporate bonds
 Fixed rate          --    --        --    --       --     --      --   --      7,000 10.36    7,000  10.36
Mortgage-backed
obligations:
 Fixed-rate          --    --        --    --       --     --      --   --      1,992  7.32    1,992   0.07
Other asset-
backed
securities:
 Fixed rate          --    --     5,290  8.66       --     --      --   --         --    --    5,290   8.66
                -------         -------         ------          -----        --------        -------
Total securities
held to maturity:
 Carrying value $   227  7.61%  $ 7,557  8.20%  $  102  10.00%  $  --   --%  $  9,831  7.84% $17,717  8.88%
                =======         =======         ======          =====        ========        =======
Total securities
held to maturity:
 Fair market
  value         $   226         $ 7,562         $  113          $  --        $ 10,368        $18,269
                =======         =======         ======          =====        ========        =======


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

The Banks, especially BB, have been most successful in attracting a broad range of retail time deposits and, at December 31, 2000, the Banks had a total of $798.7 million in retail time deposits, of which $491.9 million had original maturities of one year or longer.

As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have transaction
accounts.   However, as reflected in the balances and percentages for December
31, 2000 and 1999 and March 31, 1999, the acquisitions of IEB, TB, WSB and SCB have added significantly to demand, NOW and Money Market accounts for the Company.


The following table sets forth the balances of deposits in the various types of accounts offered by the
Banks at the dates indicated (in thousands).

                                At December 31                At December 31                  At March 31
                          ---------------------------    -------------------------------   ----------------
                                     2000                           1999                         1999
                          ---------------------------    -------------------------------   ----------------

                                     % of   Increase                % of       Increase               % of
                          Amount    Total  (Decrease)    Amount     Total     (Decrease)   Amount     Total
                          ------    -----  ----------    ------     -----     ----------   ------     -----
Demand and
 NOW checking          $  217,395   18.23%  $ 19,745   $  197,649   18.34%   $  18,040   $  179,609   18.89%
Regular savings
 accounts                  44,427    3.72     (8,878)      53,305    4.94       (5,828)      59,133    6.22
Money market accounts     132,241   11.09    (12,702)     144,943   13.44       12,866      132,077   13.89
Certificates which mature:
  Within 1 year           614,873   51.56    137,761      477,112   44.26       71,806      405,306   42.63
  After 1 year, but
   within 2 years         121,329   10.17     21,907       99,422    9.22        6,079       93,343    9.82
  After 2 years, but
   within 5 years          53,833    4.51    (43,005)      96,838    8.98       25,006       71,832    7.55
  Certificates maturing
   thereafter               8,617    0.72       (265)       8,883    0.82         (665)       9,548    1.00
                       ----------  ------   --------   ----------  ------    ---------  -----------  ------
     Total             $1,192,715  100.00%  $114,563   $1,078,152  100.00%   $ 127,304  $   950,848  100.00%
                       ==========  ======   ========   ==========  ======    =========  ===========  ======


The following table sets forth the deposit activities of the Banks for the periods indicated (in thousands).

                                              Year Ended  Nine Months Ended   Year Ended
                                              December 31    December 31       March 31
                                                  2000           1999            1999
                                                  ----           ----            ----
Beginning balance                             $1,078,152     $  950,848      $  602,522

Acquisitions                                          --         40,645         218,368
Net increase (decrease)
 before interest credited                         61,443         55,184          95,939
Interest credited                                 53,120         31,475          34,019
                                              ----------     ----------      ----------
Net increase in savings deposits                 114,563        127,304         348,326
                                              ----------     ----------       ---------
Ending balance                                $1,192,715     $1,078,152       $ 950,848
                                              ==========     ==========       =========



The following table indicates the amount of the Banks' jumbo certificates of deposit by time remaining until maturity as of December 31, 2000.  Jumbo certificates of deposit require a minimum deposit of $100,000 and rates paid on such accounts are negotiable (in thousands).

                                                     Jumbo
Maturity Period                                   Certificates
---------------                                    of deposit
                                                   -----------
Due in three months or less                         $ 111,944
Due after three months through six months              18,382
Due after six months through twelve months            129,153
Due after twelve months                                55,410
                                                    ---------
   Total                                            $ 314,889
                                                    =========

                                                 26

Borrowings: Deposits are the primary source of funds for the Banks' lending and investment activities and for their general business purposes. The Banks also use borrowings to supplement their supply of lendable funds, to meet deposit withdrawal requirements and to more effectively leverage their capital position. The FHLB-Seattle serves as the Banks' primary borrowing source. At December 31, 2000, the Banks had $507.1 million of combined borrowings from FHLB-Seattle at a weighted average rate of 6.27%. At December 31, 2000 the Banks, on a combined basis, have been authorized by the FHLB-Seattle to borrow up to $557.0 million under a blanket floating lien security agreement. Additional short-term funds are also obtained through $12.6 million in commercial banking credit lines. At December 31, 2000 the Banks had no short-term funds outstanding.

The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain credit worthiness standards have been met. Advances are made pursuant to several different credit and underwriting programs. Each program has its own interest rate, maturity and collateral requirements. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

BB also uses retail repurchase agreements due generally within 90 days as a source of funds. At December 31, 2000, retail repurchase agreements totaling $11.3 million with interest rates from 3.54% to 7.20% were secured by a pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a market value of $12.2 million.

BB also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds BB's securities while BB continues to receive the principal and interest payments from the security. BB's outstanding borrowings at December 31, 2000, under wholesale repurchase agreements totaled $63.4 million and were collateralized by mortgage-backed securities with a fair value of $66.4 million.

(See "Management's Discussion and Analysis of Financial Position and Results of Operations - Liquidity and Capital Resources" and Notes 11 and 12 of the Consolidated Financial Statements)

                              Personnel

As of December 31, 2000, the Company had 513 full-time and 78 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

                              Taxation
Federal Taxation

General. For tax reporting purposes, the Company and the Banks report their income on a calendar year basis using the accrual method of accounting. The Company and the Banks are subject to federal income taxation in the same manner as other corporations with some exceptions including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Banks. Reference is made to Note 13 of the Notes to the Consolidated Financial Statements contained in Item 7 of this Form 10-K for additional information concerning the income taxes payable by the Banks.

Provisions of the Small Business Job Protection Act of 1996 (the "Job Protection Act") significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows thrifts to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income. The tax liability for this recapture is included in the accompanying Consolidated Financial Statements.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances
approximates $5,318,000 at December 31, 2000.   Due to the remote nature of
events that may trigger the recapture provisions, no tax liability has been established in the accompanying consolidated financial statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquiree. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which the corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of
 .12% of the excess of AMTI (with certain modification) over $2.0 million was imposed on corporations, including the Banks, whether or not an Alternative Minimum Tax ("AMT") is paid.

Dividends-Received Deduction and Other Matters.. The Company may exclude from its income 100% of dividends received from the Banks as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Banks will not file a consolidated tax return, except that if the Company or the Banks own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

There have not been any IRS audits of the Company's or the Banks' federal income tax returns during the past five years.

State Taxation

Washington Taxation. Banner Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax. Banner Bank's business and occupation tax returns through December 1996 were audited in October 1997.

Oregon and Idaho Taxation Corporations with nexus to the states of Oregon and Idaho are subject to a corporate level income tax. The Company's operations in those states resulted in corporate income taxes of approximately $281,000 (net of federal tax benefit). As the Company's operations in these states increase the state income tax provision will have an increasing effect on the Company's effective tax rate and results of operations.

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

State Regulation and Supervision: As state-chartered commercial Banks, Banner Bank and Banner Bank of Oregon are subject to the applicable provisions of Washington law and Oregon law, respectively, and each state's regulations. State law and regulations govern the Banks' ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Banks are subject to periodic examination and reporting requirements by and of their state banking regulators.

Deposit Insurance: The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Banks' deposits, the FDIC has examination, supervisory and enforcement authority over the Banks.

Banner Bank's accounts are insured by both the BIF and the SAIF and Banner Bank of Oregon's accounts are insured by the BIF to the maximum extent permitted by law. The Banks pay deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital "well capitalized," "adequately capitalized," and "undercapitalized" which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications.

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For BB this amount is currently equal to about 1.90 basis points for each $100 in domestic deposits and BBO pays an assessment of about 1.50 basis points. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

Prompt Corrective Action: Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Banks to comply with applicable capital requirements would, if unremedied, result in restrictions on their activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2000, all the Banks were categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

For additional information concerning the Bank's capital, see Note 17 of the Notes to the Consolidated Financial Statements contained in Item 7 of this Form 10-K.

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

Federal Reserve System: The Federal Reserve Board requires, under Regulation D, reserves on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.8 million of transaction accounts, of which the first $4.4 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 2000, the Banks met their reserve requirements.

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

Dividends: Dividends from the Banks constitute the major source of funds for dividends paid by the Company. The amount of dividends payable by the Banks to the Company will depend upon the Banks' earnings and capital position, and is limited by federal and state laws, regulations and policies.

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

The Company

General: The Company, as sole shareholder of the Banks, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. The Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

New Legislation. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     (a) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     (b) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     (c) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     (d) provides an enhanced framework for protecting the privacy of consumer information;

     (e) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

     (f) modifies the laws governing the implementation of the Community Reinvestment Act; and

     (g) addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

Acquisitions. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

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

The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 2000 the Company's total risk based capital was 12.29% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 11.14% of risk-weighted assets.

Stock Repurchases. Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

At its November, 2000 meeting, the Board of Directors authorized the repurchase of up to 5% (approximately 600,000 shares) of the Company's outstanding common stock over a 12 month period. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. During the year ended December 31, 2000, the Company repurchased 393,673 shares of its common stock, compared to the repurchase of 693,148 shares of common stock under the prior plan during the comparable
prior year period.   As of December 31, 2000, the Company has repurchased a
total of 3,287,923 shares.

                        MANAGEMENT PERSONNEL

Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2000.

Name             Age (1)  Position with Company      Position with Banks
----             -------  ---------------------      -------------------

Gary Sirmon      57       Chief Executive Officer,   BB - Chief Executive
                          President and Director     Officer and Director
                                                     BBO - Director

Lloyd Baker      52       Executive Vice President,  BB, BBO - Executive Vice
                          Chief Financial Officer    President and Chief
                                                     Financial Officer

Michael K.
 Larsen          58       Executive Vice President,  BB - Executive Vice
                          Chief Lending Officer      President and Chief
                                                     Lending Officer

Cynthia Purcell  43       Executive Vice President,  BB, Executive Vice
                          Chief Operating Officer    President and Chief
                                                     Operating Officer

Jesse G. Foster  62       Director                   BBO-Chief Executive
                                                     Officer, President and
                                                     Director

S. Rick Meikle   53       Director                   BB - President and
                                                     Director, BBO- Director

(1)  As of December 31, 2000.

Biographical Information

Set forth is certain information regarding the executive officers of the Company, directors or executive officers. There are no family relationships among or between the directors or executive officers.

Gary Sirmon is Chief Executive Officer, President and a Director of the Company; Chief Executive Officer of BB; and a Director of BB and BBO. He joined FSBW (now BB) in 1980 as an Executive Vice President and assumed his current position in 1982.

Lloyd Baker is Executive Vice President and Chief Financial Officer of the Company, BB and BBO. He joined FSBW in 1995 as a Vice President.

Michael K. Larsen is Executive Vice President and Chief Lending Officer of BB and is an Executive Vice President of the Company. He joined FSBW in 1981.

Cynthia Purcell is Executive Vice President and Chief Operating Officer of the Company and BB. She joined IEB(now BBO) in 1981.

Jesse G. Foster is the Chief Executive Officer, President and a Director of BBO and a Director of the Company. He joined IEB in 1962.

S. Rick Meikle is President and a Director of BB and a Director of the Company. He helped form TB (merged with BB) in 1991.

Item 2 - Properties

The Company's home office, which is owned by the Company, is located in Walla Walla, Washington. FSBW has, in total, 23 branch offices including five WSB offices and two SCB offices, located in Washington and Idaho. These offices are located in the cities of Walla Walla (4), Kennewick (2), Richland, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee, Dayton, Bellingham, Ferndale, Lynden, Blaine, Point Roberts and the two SCB offices which are located in Lewiston, Idaho. Of these offices, 15 are owned by the Company and 8 are leased. The leases expire from 2000 through 2006. In addition to these, FSBW has five leased loan production offices in Bellevue, Spokane, Puyallup, Bellingham and Oak Harbor, Washington plus FSBW leases two administration offices in Walla Walla, Washington. The leases expire from 2000 through 2002. IEB's main office is located in Hermiston, Oregon and is owned by the Company. IEB has, in total, six branch offices and a drive-up facility, all of which are located in the State of Oregon. These offices, and the drive up facility, which are owned by the Company, are located in Hermiston, Pendleton, Umatilla, Boardman and Stanfield. IEB has two loan production offices, one in Condon, which is on a month-to-month lease and one in La Grande, which is on a lease which expires in 2003. IEB also leases a facility in Hermiston for its information systems and it leases a grocery branch in Pendleton. These leases expire in 2001 and 2004, respectively. Towne Bank operates from seven branch locations, all of which are leased under agreements which expire from 2000 to 2006. TB offices are located in Woodinville, Bellevue, Redmond, Bothell, Renton, Everett and Kirkland, Washington. The Company's net investment in its offices, premises, equipment and leaseholds was $16.6 million at December 31, 1999.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

                               Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Stock Listing

Banner Corporation common stock is traded over-the-counter on The Nasdaq Stock Market under the symbol "BANR." Newspaper stock tables list the company as "Banner Corp".. Stockholders of record at December 31, 2000 totaled 1,131. This total does not reflect the number of persons or entitles who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low sale prices of the Company's common stock for the year ended December 31, 2000, nine months ended December 31, 1999 and the three year period ended March 31, 1999.

                                                              Cash
        Year Ended                                         Dividends
        December 31, 2000        High         Low           Declared
        -----------------        ----         ---           --------
        First quarter(1)        $16.59      $11.93           $0.127
        Second quarter(1)        15.91       11.70            0.127
        Third quarter(1)         14.87       11.99            0.127
        Fourth quarter           15.25       12.94            0.140

                                                              Cash
        Nine Months Ended                                  Dividends
        December 31, 1999(1)     High         Low           Declared
        -----------------        ----         ---           --------
        First quarter           $20.00      $16.42           $0.109
        Second quarter           18.18       15.85            0.109
        Third quarter            17.50       13.41            0.109


                                                              Cash
        Year Ended                                         Dividends
        March 31, 1999(1)        High         Low           Declared
        -----------------        ----         ---           --------
        First quarter(1)        $23.04      $19.83           $0.074
        Second quarter           21.49       17.61            0.082
        Third quarter            21.82       18.07            0.082
        Fourth quarter           21.82       16.70            0.109

       (1) Restated to reflect 10% stock dividend granted in August 1998 and November, 2000 see Note 2 to Consolidated Financial Statements.

Item 6 - Selected Consolidated Financial and Other Data

During May of 1999, the Company announced its decision to change its fiscal year end from March 31 to December 31 beginning with the period ended on December 31, 1999. The information presented for the nine months ended December 31, 1998 and for the twelve months ended December 31, 1999 is for comparative purposes only and has not been subjected to a financial audit. These tables set forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. This information is derived from and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto presented elsewhere in this or prior filings.



FINANCIAL CONDITION DATA:              At December 31                   At  March 31 (2)
(In thousands)                    ------------------------    --------------------------------------
                                     2000          1999          1999           1998         1997
                                     ----          ----          ----           ----         ----
Total assets                      $1,982,831    $1,820,110    $1,631,900    $1,154,072    $1,007,633
Loans receivable, net              1,471,769     1,308,164     1,102,669       756,917       645,881
Cash and securities (1)              393,871       406,886       436,679       345,142       312,991
Deposits                           1,192,715     1,078,152       950,848       602,522       555,706
Borrowings                           581,636       548,179       486,719       389,272       293,700
Stockholders' equity                 193,795       179,173       183,608       150,184       148,636
Shares outstanding
  excluding unearned, restricted
  shares held in ESOP                 11,372        11,591        11,992        11,176        11,790


                       For the Years        For the 9-month period            For the Years
                       Ended December 31      Ended December 31              Ended March 31 (2)
OPERATING DATA:     ----------------------  ---------------------   -----------------------------------
(In thousands)         2000         1999       1999        1998       1999        1998          1997
                    ----------------------  ---------------------   -----------------------------------
                                 Unaudited              Unaudited
Interest income     $ 158,298   $ 131,502   $ 101,032   $  81,822   $ 112,292   $  85,147     $  67,292
Interest expense       89,594      69,360      53,201      44,283      60,442      46,651        36,372
                    ---------   ---------   ---------   ---------   ---------   ---------     ---------
Net interest income    68,704      62,142      47,831      37,539      51,850      38,496        30,920
Provision for loan
  losses                2,867       2,516       1,885       2,210       2,841       1,628         1,423
                    ---------   ---------   ---------   ---------   ---------   ---------     ---------
  Net interest income
   after provision for
   loan losses         65,837      59,626      45,946      35,329      49,009      36,868        29,497
Gains from sale of loans
  and securities        2,580       1,995       1,159       2,059       2,895       1,379           686
Other operating income  6,671       5,617       4,356       3,297       4,558       3,341         2,384
Other operating
  expenses             46,502      39,873      30,522      22,394      31,745      21,020        19,330
                    ---------   ---------   ---------   ---------   ---------   ---------     ---------
  Income before
    provision for
    income taxes       28,586      27,365      20,939      18,291      24,717      20,568        13,237
Provision for
  income taxes         10,238      10,467       8,070       6,880       9,277       7,446         3,923
                    ---------   ---------   ---------   ---------   ---------   ---------     ---------
  Net income        $  18,348   $  16,898   $  12,869   $  11,411   $  15,440   $  13,122     $   9,314
                    =========   =========   =========   =========   =========   =========     =========


                                               At or For the
                       At or For the Years     9-month period                At or For the Years
PER SHARE DATA:(3)     Ended December 31      Ended December 31               Ended March 31 (2)
                    ---------------------   ---------------------   -----------------------------------
                        2000       1999        1999        1998        1999        1998         1997
                    ---------------------   ---------------------   -----------------------------------
                                 Unaudited              Unaudited
Net income:
  Basic             $    1.62   $    1.46   $    1.12   $    0.99   $    1.33   $    1.18     $    0.80
  Diluted                1.60        1.41        1.09        0.94        1.27        1.13          0.79
Stockholders'
  equity (4)            17.04       15.46       15.46       14.72       15.31       13.44         12.61
Cash dividends           0.52        0.44        0.33        0.24        0.35        0.25          0.18
Dividend payout
  ratio (diluted)       32.63%      30.92%      30.25%      25.00%      27.14%      21.60%        22.99%

                                   (footnotes on following page)

                                                   38

KEY FINANCIAL RATIOS: (5)
                                               At or For the
                       At or For the Years     9-month period                At or For the Years
                       Ended December 31      Ended December 31               Ended March 31 (2)
                    ----------------------  ---------------------   -----------------------------------
                        2000       1999        1999        1998        1999        1998         1997
                    ----------------------  ---------------------   -----------------------------------
                                 Unaudited              Unaudited
Performance Ratios:
 Return on average
  assets (6)             0.95%       1.00%       0.99%       1.09%       1.08%       1.21%         1.04%
 Return on average
  equity (7)             9.96        9.38        9.49        8.86        8.91        8.70          6.30
 Average equity to
  average assets         9.58       10.65       10.44       12.35       12.07       13.86         16.58
 Interest rate
  spread (8)             3.49        3.63        3.64        3.42        3.45        3.13          2.88
 Net interest
  margin (9)             3.77        3.90        3.91        3.81        3.83        3.68          3.59
 Non-interest
  income to
  average assets         0.48        0.45        0.42        0.51        0.52        0.43          0.34
 Non-interest
  expense to
  average assets         2.42        2.36        2.35        2.15        2.21        1.93          2.17
 Efficiency ratio (10)  59.65       57.16       57.22       52.21       53.53       48.64         56.87
 Average interest-
  earning assets
  to interest-
  bearing liabilities  105.67      106.27      106.01      108.76      108.30      112.53        116.97

Asset Quality Ratios:
 Allowance for loan
  losses as a percent
  of total loans at
  end of period          1.03        1.02        1.02        1.10        1.10        1.03          0.94
 Net charge-offs as
  a percent of average
  outstanding loans
  during the period      0.06        0.10        0.09        0.10        0.14        0.08          0.04
 Non-performing
  assets as a percent
  of total assets        0.59        0.48        0.48        0.37        0.57        0.20          0.31
 Ratio of allowance
  for loan losses to
  non-performing
  loans (11)             1.83        2.67        2.67        3.30        1.60        5.53          3.20
Consolidated Capital
  Ratio:
   Tier 1 leverage
    capital ratio        8.25        8.39        8.39        9.82        9.44       12.17         13.68




(1) Includes securities available for sale and held to maturity.
(2) Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. These reclassifications have affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.
(3) Per share data have been adjusted for the 10% stock dividend paid in August 1998 and November 2000.
(4) Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(5) Ratios are annualized.
(6) Net income divided by average assets.
(7) Net income divided by average equity.
(8) Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(9) Net interest income before provision for loan losses as a percent of average interest-earning assets.
(10)Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(11)Non-performing loans consist of nonaccrual and 90 days past due loans.

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

General

Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, Banner Bank (BB) and Banner Bank of Oregon (BBO). Prior to the consolidation and name change, which occurred on October 30, 2000, the Company's subsidiaries included First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank
(TB) (together, the Banks). As of December 31, 2000, Banner Bank is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). As of December 31, 2000, BB conducted business from its main office in Walla Walla, Washington, and its 32 branch offices and four loan production offices located in Washington, Idaho and Oregon. Banner Bank of Oregon is an Oregon-chartered commercial bank and its deposits are insured by the FDIC under the Bank Insurance Fund (BIF).. BBO conducts business from its main office in Hermiston, Oregon, and its six branch offices and one loan production office located in northeast Oregon. Prior to merging with FSBW on October 30, 2000, TB was a Washington-chartered commercial bank whose deposits were insured by the FDIC under BIF. As of October 30, 2000, TB conducted business from seven full service branches in the Seattle, Washington, metropolitan area. An eighth Seattle area office opened in November 2000.

During May 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the year ended December 31, 2000 is compared to the unaudited year ended December 31, 1999 and the nine months ended December 31, 1999 are compared to the unaudited nine-month period ended December 31, 1998.

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income significantly increased for the year ended December 31, 2000, when compared to the year ended December 31, 1999. This increase in net interest income was due to the significant asset and liability growth which occurred at BANR. The increase in net interest income occurred despite a 14 basis point reduction of the interest rate spread for the year, which resulted from changes in the mix of assets and liabilities and changes in the levels of various market interest rates. The net interest margin also declined 13 basis points for the year reflecting the reduced interest rate spread and the increased use of interest-bearing liabilities relative to interest-earning assets as the Company continued to leverage its equity capital. BANR's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements.

Recent Developments and Significant Events

Consolidation of Banking Operations:
-----------------------------------
On October 30, 2000 the Company changed its name from First Washington Bancorp, Inc. (FWWB) to Banner Corporation in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank merged with First Savings Bank, First Savings Bank converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank, and First Savings Bank changed its name, along with the names of its divisions, Whatcom State Bank and Seaport Citizens Bank, to Banner Bank. At the same time, Inland Empire Bank changed its name to Banner Bank of Oregon.

The combination was designed to strengthen the Company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. Final integration of all data processing into a common system is scheduled for completion by December 31, 2001. In light of the new Gramm-Leach-Bliley financial modernization legislation, the Company chose to retain a separate charter for Banner Bank of Oregon (formerly IEB) and to operate two banking subsidiaries. That recent legislation enacts Federal Home Loan Bank System reforms that impact community financial institutions. A community financial institution is defined as a "member of the Federal Home Loan Bank (FHLB) System, the deposits of which are insured by the FDIC and that has average total assets (over the preceding three years) of less than $500 million." One provision of the reforms provides community financial institutions with the ability to obtain long-term FHLB advances to fund small business, small farm and small agribusiness loans. In addition, community financial institutions are able to offer these loans as collateral for such borrowings. This provision, which represents a change in policy from the previous requirement that these funds be securitized primarily by residential mortgage loans, will be available only to community financial institutions.
As an independent subsidiary, Banner Bank of Oregon currently qualifies as a community financial institution. Merging BBO into BB would disqualify it and remove this favorable status. On the other hand, consolidation of support operations continues and the Company expects to receive long-term benefits from the proposed efficiencies. The Banks use one name, Banner Bank, and are united under the leadership of an experienced management team. The same ten individuals serve as members of the Board of Directors of Banner Corporation and each of the Banks.

Declaration of 10% Stock Dividend:
---------------------------------
On October 19, 2000, BANR's Board of Directors declared a 10% stock dividend payable November 10, 2000 to shareholders of record on October 31, 2000. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

Mortgage Lending Subsidiary:
---------------------------
On April 1, 2000, FSBW (now Banner Bank) opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, with John Satterberg as President. Primary lending activities for CFC are in the area of construction and permanent financing for one- to four-family residential dwellings. CFC, an Oregon corporation, functions as a wholly owned subsidiary of Banner Bank. BB has capitalized CFC with $2 million of equity capital and provides funding support for CFC's lending operations.

Recent Accounting Standard:
--------------------------
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, as amended by SFAS Nos. 137 and 138, including certain derivative instruments embedded in other contracts, and for hedging activities. BANR implemented this statement on January 1, 2001. The impact of the adoption of this statement on the results of operations and financial condition of BANR was considered to be immaterial.

Recent Accounting Standard Not Yet Adopted:
------------------------------------------
In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions of this statement are not expected to have a material effect on the Company's financial position or results of operations.

Acquisition of Seaport Citizens Bank:
------------------------------------
On April 1, 1999, the Company and FSBW ( now operating as BB ) completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $108,100 per quarter, beginning in the quarter ended June 30,1999, or $433,000 per year. Founded in 1979, SCB was a commercial bank which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operated two full service branches in Lewiston, Idaho. SCB's results of operations are included in the Company's consolidated results of operations and financial statements for all periods subsequent to April 1,1999.

Acquisition of Whatcom State Bancorp, Inc.:
------------------------------------------
On January 1, 1999 the Company completed the acquisition of Whatcom State Bancorp, Inc. The Company paid $12.1 million in common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom State Bancorp, Inc. into the Company, WSB became a division of FSBW ( now operating as BB ). The acquisition was accounted for as a purchase and resulted in the recording of approximately $6.0 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of approximately $105,200 per quarter or $421,000 per year. Founded in 1980, WSB was a community commercial bank which had, before recording of purchase accounting adjustments, approximately $99 million in total assets, $85 million in deposits, $79 million in loans, and $5.4 million in shareholders' equity at December 31, 1998. WSB operated five branches in the Bellingham, Washington, area Bellingham, Ferndale, Lynden, Blaine and Point Roberts. WSB's results of operations are included in the Company's consolidated results of operations and financial statements for all periods subsequent to January 1,1999.

Acquisition of Towne Bancorp, Inc.:
----------------------------------
On April 1, 1998 the Company completed the acquisition of Towne Bancorp, Inc. the Company paid $28.2 million in cash and common stock for all of the outstanding common shares and stock options of Towne Bancorp, Inc., which was the holding company for Towne Bank (TB), headquartered in Woodinville, Washington, a Seattle suburb. As a result of the merger of Towne Bancorp, Inc. into the Company, TB initially became a wholly owned subsidiary of the Company. As noted above, TB was subsequently merged with FSBW (now known as BB) on October 30, 2000 with the name of the consolidated bank changed to Banner Bank. The acquisition was accounted for as a purchase and resulted in the recording of $19.2 million of costs in excess of the fair value of Towne Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of $343,800 per quarter or $1,375,000 per year. Founded in 1991, TB was a community business bank which had, before recording of goodwill, approximately $146 million in total assets, $134 million in deposits, $120 million in loans and $9.3 million in shareholders' equity at March 31, 1998.

Comparison of Financial Condition at December 31, 2000 and 1999

Total assets increased $162.7 million, or 8.9%, from $1.820 billion at December 31, 1999, to $1.983 billion at December 31, 2000. The growth of $162.7 million occurred most significantly at BB and was funded primarily with deposit growth and advances from the FHLB. This growth represented a continuation of management's plans to further leverage BANR's capital and reflects the solid economic conditions in the markets where BANR operates.
Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $163.6 million, or 12.5%, from $1.308 billion at December 31, 1999, to $1.472 billion at December 31, 2000. The increase in net loans included a $10.5 million decrease in residential mortgages, an increase of $53.8 million in mortgages secured by commercial and multifamily real estate, an increase of $76.6 million in construction and land loans and an increase of $45.4 million in non-mortgage loans such as commercial, agricultural and consumer loans. These increased balances reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate, construction and land development, and non-mortgage loans. While these loans are inherently of higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with borrowers than most residential mortgages. The Company also had an increase of $10.3 million in bank owned life insurance as a result of the purchase of $10.0 million of new policies and the growth of cash surrender values on both new and existing policies. The majority of the increase in assets was funded by a net increase of $148.0 million in deposits and borrowings. Asset growth was also funded by net income from operations. Deposits grew $114.6 million, or 10.6%, from $1.078 billion at December 31, 1999, to $1.193 billion at December 31, 2000. FHLB advances increased $40.6 million from $466.5 million at December 31, 1999, to $507.1 million at December 31, 2000. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $7.1 million, from $81.7 million at December 31, 1999, to $74.5 million at December 31, 2000. Securities available for sale and held to maturity decreased $35.6 million, or 9.8%, from $362.1 million at December 31, 1999, to $326.5 million at December 31, 2000, as a result of principal repayments and the sale of certain securities. FHLB stock increased $4.3 million, as BANR was required to purchase more stock as a result of its increased use of FHLB advances.

Comparison of Results of Operations for the Years Ended December 31, 2000 and
1999

General. Net income for the year ended December 31, 2000 was $18.3 million, or $1.60 per share (diluted), compared to net income of $16.9 million, or $1.41 per share (diluted), for the year ended December 31, 1999. BANR's improved operating results primarily reflect the significant growth of assets and liabilities which was offset somewhat by the decline in net interest margin, increased operating expenses and amortization of goodwill. Net interest margin declined 13 basis points for the year reflecting changes in the level of market rates and the increased use of interest-bearing liabilities relative to interest-earning assets as the Company continued to leverage its equity capital. Average equity was 9.58% of average assets for the year ended December 31, 2000, compared to 10.65% of average assets for the year ended December 31, 1999. The modest changes in net interest spread and net interest margin for the year are notable in light of the significant changes in the level of market interest rates over the past 18 months. However, margin compression was significant for the two most recent quarters, as liability costs increased 14 basis points more than asset yields during that period. Continued pressure on the net interest margin appears likely in the current market environment, with loan yields expected to decline more rapidly in the near term than deposit costs as a result of the more immediate impact of changes in the prime rate on loans and the fact that deposit cost declines tend to lag changes in market rates.

Interest Income. Interest income for the year ended December 31, 2000 was $158.3 million compared to $131.5 million for the year ended December 31, 1999, an increase of $26.8 million, or 14.4%. The increase in interest income was a result of a $229.7 million, or 14.4%, growth in average balances of interest-earning assets, and a 43 basis point increase in the average yield on those assets. The yield on average interest-earning assets increased to 8.68% for the year ended December 31, 2000 compared to 8.25% for the same period a year earlier. Average loans receivable for the year ended December 31, 2000 increased by $227.2 million, or 19.0%, when compared to the year ended December 31, 1999, reflecting the Banks' significant internal growth.
Interest income on loans increased by $24.9 million, or 23.4%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 33 basis point increase in the average loan yield. The increase in average loan yield largely resulted from the significant increase in market interest rates, including a 175 basis point increase in the prime rate from the second calendar quarter of 1999 to the end of the most recent period. Adding to this effect were changes in the mix of the loan portfolio and the impact on adjustable and floating rate loans and new loan originations at higher levels than other market interest rates over the past 18 months. Although certain market rates declined in the second half of 2000 they remained significantly higher than 12 to 18 months earlier. Subsequent to December 31, 2000, the Federal Reserve has engineered two 50 basis point reductions in the Fed Funds Target Rate which has resulted in a 100 basis point decline in the prime rate. Other market rates have also continued to decline in the first two months of 2001, although most intermediate and longer term interest rates have declined by much smaller amounts than the prime rate during this period. Loans yielded 9.23% for the year ended December 31, 2000, compared to 8.90% for the year ended December 31, 1999. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $2.5 million for the year ended December 31, 2000, and the interest and dividend income from those investments increased $1.9 million compared to the year ended December 31, 1999 reflecting a 43 basis point increase in yield. The average yield on mortgage-backed securities increased from 6.26% for the year ended December 31, 1999, to 6.80% for the comparable period in 2000. Yields on mortgage-backed securities were lower in the 1999 period reflecting the adverse impact of higher prepayments on the amortization of purchase premiums on those securities as well as the impact of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable interest rates. In the year ended December 31, 2000, prepayments had diminished and market rates had increased reversing both of those effects on mortgage-backed securities yields. The average yield on investment securities and short term cash investments increased from 6.18% for the year ended December 31, 1999, to 6.65% for the current year, also reflecting the rise in interest rates during 1999 and early 2000. Earnings on FHLB stock increased by $17,000, resulting from an increase of $3.2 million in the average balance of FHLB stock for the year ended December 31, 2000, and despite an 87 basis point decrease in the dividend yield on that stock. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest Expense. Interest expense for the year ended December 31, 2000 was $89.6 million compared to $69.4 million for the year ended December 31, 1999, an increase of $20.2 million, or 29.2%. The increase in interest expense was due to the $226.0 million growth in average interest-bearing liabilities and the increase in the average cost of all interest-bearing liabilities from 4.62% to 5.19%. The $140.0 million increase in average interest-bearing deposits for the year ended December 31, 2000 reflects solid deposit growth throughout the Company over the past 12 months. Deposit interest expense increased $12.4 million for the year ended December 31, 2000. Average deposit balances increased from $1.001 billion for the year ended December 31, 1999, to $1.141 billion for the year ended December 31, 2000, while, at the same time, the average rate paid on deposit balances increased 58 basis points.
The increase in the rate paid on deposits reflects the significant increase in market interest rates over the level that prevailed a year earlier. Average FHLB advances totaled $509.7 million during the year ended December 31, 2000, compared to $420.6 million during the year ended December 31, 1999, an increase of $89.0 million that, combined with a 42 basis point increase in the average cost of advances, resulted in a $7.3 million increase in related interest expense. The average rate paid on those advances increased to 6.19% for the year ended December 31, 2000 from 5.77% for the year ended December 31, 1999. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $3.0 million from $78.3 million for the year ended December 31, 1999, to $75.3 million for the same period in 2000, while the related interest expense increased $631,000 from $4.3 million to $4.9 million for the respective periods. The average rate paid on other borrowings was 6.52% in the year ended December 31, 2000, compared to 5.46% for the same period in 1999 also reflecting the increase in market interest rates.

Provision for Loan Losses. During the year ended December 31, 2000, the provision for loan losses was $2.9 million, compared to $2.5 million for the year ended December 31, 1999, an increase of $351,000. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the current year reflects changes in the portfolio mix and a higher level of non-performing loans, although the amount of net charge-offs declined modestly from what occurred in the prior year. Net charge-offs decreased from $1.2 million for the year ended December 31, 1999, to $920,000 for the year ended December 31, 2000. Non-performing loans increased to $8.4 million at December 31, 2000, compared to $5.1 million at December 31, 1999. A comparison of the allowance for loan losses at December 31, 2000 and 1999 shows an increase of $1.8 million to $15.3 million at December 31, 2000 from $13.5 million at December 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.03% and 1.02% at December 31, 2000 and 1999, respectively. The allowance for loan losses equaled 183% of non-performing loans at December 31, 2000 compared to 267% of non-performing loans at December 31, 1999.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to the allowance are charged to earnings. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment by the Banks include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land loans, commercial real estate loans, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

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

Other Operating Income. Other operating income for the year ended December 31, 2000, increased $1.6 million from the comparable period in 1999. The $528,000 increase in gains from the sale of loans and securities for the year ended December 31, 2000, occurred despite the adverse impact of the rising rate environment that occurred during the first few months of the year and a slight decline in loan sales from $143.8 million for the year ended December 31, 1999, to $135.7 million for the year ended December 31, 2000. Gains on loan sales increased significantly in the most recent quarter as the interest rate environment improved for mortgage banking activities. Gain on sale of loans also was augmented in the second half of 2000 by activity at CFC. In addition, the Company recorded $519,000 of gain on sale in the fourth quarter of the year as a result of a portfolio restructuring transaction which included the sale of approximately $27.5 million of slightly seasoned one- to four-family loans. Gain on sale of loans for the year ended December 31, 2000, also includes a $289,000 gain on the sale of all of the Company's $7.6 million credit card loans. Income from other fees and service charges increased by $853,000 primarily due to growth in customer relationships and deposits.

Other Operating Expenses. Other operating expenses increased $6.6 million from $39.9 million for the year ended December 31, 1999, to $46.5 million for the year ended December 31, 2000. Increases in other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as BANR continues to expand. The increase in expenses reflects approximately $900,000 in non-recurring costs associated with reorganizing under the Banner name, as well as the addition of two new bank branches opened during this year. The increase also reflects expenses associated with the new lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $257,000 increase in capitalized loan origination costs. The higher operating expenses associated with BANR's transition to more of a commercial bank profile, coupled with pressure on net interest margin, caused BANR's efficiency ratio, excluding the amortization of goodwill, to increase to 55.59% (59.65% including goodwill), for the year ended December 31, 2000, from 52.79% (57.16% including goodwill) for the year ended December 31, 1999. Other operating expenses as a percentage of average assets increased to 2.42% (2.30% excluding the amortization of goodwill) for the year ended December 31, 2000, compared to 2.36% (2.23% excluding the amortization of goodwill) for the year ended December 31, 1999.

Income Taxes. Income tax expense was $10.2 million for the year ended December 31, 2000, compared to $10.5 million for the comparable period in 1999. The $229,000 decrease in the provision for income taxes reflects a higher level of income being taxed at slightly lower effective rates. The lower effective rate is due to a reduction in future expected state tax liability; the declining relative contribution of BBO, which is subject to Oregon state income taxes; the fact that a declining relative portion of the expense recorded in the release of the Employee Stock Ownership Plan (ESOP) shares is not deductible for tax purposes; the decline in the relative amount of goodwill amortization which is also not deductible for tax purposes and the recovery of amounts previously accrued for certain tax matters relating to years now closed to audit. The Company's effective tax rates for the years ended December 31, 2000 and 1999, were 36% and 38%, respectively.

Comparison of Results of Operations for the Nine Months Ended December 31, 1999 and 1998

General. Net income for the nine-month period ended December 31, 1999 was $12.9 million, or $1.09 per share (diluted), compared to net income of $11.4 million, or $0.94 per share (diluted), for the nine months ended December 31, 1998. Net income for the nine months ended December 31, 1999 increased $1.5 million from the comparable nine-month period ended December 31, 1998. The Company's improved operating results for the 1999 period reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses and amortization of goodwill. Compared to levels a year earlier, total assets increased 23.9% to $1.820 billion at December 31, 1999, total loans rose 34.0% to $1.308 billion, deposits grew 33.2% to $1.078 billion and borrowings increased 14.6% to $548.2 million. Net interest margin improved, despite the adverse effects of prepayment of certain higher yielding seasoned loans in late 1998 and early 1999 and rising market rates throughout most of 1999, reflecting the acquisitions of WSB and SCB, continuing changes in the asset and liability mix and the lagging impact of rising rates on deposit costs.

Interest Income. Interest income for the nine-month period ended December 31, 1999 was $101.0 million compared to $81.8 million for the nine months ended December 31, 1998, an increase of $19.2 million, or 23.5%. The increase in interest income was a result of a $317.6 million, or 24.3%, growth in average balances of interest-earning assets, moderated by a 6 basis point decrease in the average yield on those assets. The yield on average assets declined to 8.25% for the nine months ended December 31, 1999 compared to 8.31% for the same period a year earlier. Average loans receivable for the nine months ended December 31, 1999 increased by $284.6 million, or 30.1%, when compared to the nine months ended December 31, 1998, reflecting the previously discussed acquisitions and internal growth. Interest income on loans increased by $16.9 million, or 25.8%, compared to the prior year, reflecting the impact of the increase in average loan balances and despite a 30 basis point decrease in the average yield. The decline in average loan yield largely resulted from the significant decline in market interest rates, including a 75 basis point decline in the prime rate, in the third and fourth calendar quarters of 1998, and the subsequent prepayment and refinancing of many higher yielding loans in a lower interest rate environment. Loans yielded 8.85% for the nine months ended December 31, 1999 compared to 9.15% for the nine months ended December 31, 1998. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $33.0 million for the nine months ended December 31, 1999, causing the interest and dividend income from those investments to increase $2.4 million for the nine months ended December 31, 1999, compared to the nine months ended December 31, 1998. The average yield on mortgage-backed securities increased from 6.00% for the nine months ended December 31, 1998, to 6.38% for the comparable period in 1999. Yields on mortgage-backed securities were particularly low in the 1998 period reflecting the adverse impact of accelerated prepayments on the amortization of purchase premiums on those securities as well as the impact of low market rates on the interest rates paid on the significant portion of those securities that have adjustable interest rates. In the nine-month period ended December 31, 1999, the accelerated prepayments diminished and market rates increased reversing both of those effects on mortgage-backed securities yields. The average yield on investment securities and short term cash investments increased from 6.03% for the nine months ended December 31, 1998, to 6.21% for the comparable nine months in 1999, also reflecting the rise in interest rates during 1999. Earnings on FHLB stock increased by $176,000, reflecting an increase of $4.4 million in the average balance of FHLB stock for the nine months ended December 31, 1999, which was partially offset by a 44 basis point decrease in the dividend yield on that stock.

Interest Expense. Interest expense for the nine months ended December 31, 1999 was $53.2 million compared to $44.3 million for the comparable period in 1998, an increase of $8.9 million, or 20.1%. The increase in interest expense was due to the $330.8 million growth in average interest-bearing liabilities which was offset somewhat by the average cost of all interest-bearing liabilities declining to 4.61% from 4.89%. The $268.5 million increase in average interest-bearing deposits for the nine months ended December 31, 1999 reflects the $125.4 million of deposits acquired in the acquisitions of WSB and SCB as well as solid deposit growth throughout the Company. Deposit interest expense increased $6.8 million for the nine months ended December 31, 1999. Average deposit balances increased from $761.2 million for the nine months ended December 31, 1998, to $1.030 billion for the nine months ended December 31, 1999, while, at the same time, the average rate paid on deposit balances decreased 25 basis points. The decline in the rate paid on deposits reflects the $10.8 million growth in non-interest-bearing deposits, as well as generally lower rates paid on interest-bearing accounts resulting from declining market rates in the second half of 1998. While market rates subsequently rose throughout much of 1999, the lagging impact of changing market rates on deposit costs helped to keep the cost of deposits low when compared to the prior period. Average FHLB advances totaled $425.3 million during the nine months ended December 31, 1999, as compared to $348.8 million during the nine months ended December 31, 1998, resulting in a $2.9 million increase in related interest expense. The average rate paid on those advances decreased to 5.78% for the nine months ended December 31, 1999 from 5.96% for the nine months ended December 31, 1998. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $14.2 million from $91.9 million for the nine months ended December 31, 1998, to $77.7 million for the same period in 1999, and the related interest expense decreased $718,000 from $3.9 million to $3.2 million for the respective periods. The average rate paid on other borrowings was 5.50% in the December 1999 nine-month period compared to 5.69% for the same nine-month period in 1998.

Provision for Loan Losses. During the nine months ended December 31, 1999, the provision for loan losses was $1.9 million, compared to $2.2 million for the nine months ended December 31, 1998, a decrease of $325,000. The decrease in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves. The higher provision in the earlier period reflected more significant changes in the portfolio mix and non-performing loans and a higher level of net charge-offs during that period than occurred in the nine months ended December 31, 1999.
A comparison of the allowance for loan losses at December 31, 1999 and 1998 shows an increase of $2.8 million to $13.5 million at December 31, 1999 from $10.7 million at December 31, 1998. The allowance for loan losses increased by $1.2 million, to $13.5 million at December 31, 1999, compared to $12.3 million at March 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.02% and 1.09% at December 31, 1999 and December 31, 1998, respectively. The allowance for loan losses equaled 267% of non-performing loans at December 31, 1999 compared to 330% of non-performing loans at December 31, 1998.

Other Operating Income. Other operating income increased $159,000 from $5.4 million for the nine-month period ended December 31, 1998, to $5.5 million for the nine months ended December 31, 1999. The increase included an $824,000 increase in other fees and service charges due in part to the addition of WSB and SCB operations. Fee and service charge income also increased at FSBW and TB (now operating as BB) and IEB (now operating as BBO), reflecting deposit growth and pricing adjustments. There also was an $895,000 decrease in net gains on loans sold in the nine-month period ended December 31, 1999, as compared to the same period in 1998. This decrease primarily reflected decreased sales of loans by FSBW and IEB and the adverse impact of rising interest rates on the profitability of loan sales when compared to the comparable period in the prior year. The volume of loan sales and related net gain on sale of loans decreased from $117.4 million and $2.1 million, respectively, for the nine months ended December 31, 1998, to $99.3 million and $1.0 million, respectively, for the nine months ended December 31, 1999. The $80,000 increase in miscellaneous other income reflects a gain on the sale of IEB real property sold in the second quarter of the nine months ended December 31, 1999.

Other Operating Expenses. Other operating expenses increased $8.1 million, from $22.4 million for the nine-month period ended December 31, 1998, compared to $30.5 million for the nine months ended December 31, 1999. The increase in expenses was largely due to the inclusion of WSB and SCB's operating expenses in the nine months ended December 31, 1999 that were not present in the nine months ended December 31, 1998 and the additional expenses of two new branches opened in the nine months ended December 31, 1999. The increase in other operating expenses was partially offset by a $573,000 increase in capitalized loan origination costs resulting from an increased volume of loan originations. In addition to the acquisitions of WSB and SCB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continued to expand. The higher operating expenses associated with the transition to more of a commercial bank profile caused the Company's efficiency ratio, excluding the amortization of goodwill, to increase 4.55 percentage points, to 52.78% (57.22% including goodwill), for the nine-month period ended December 31, 1999, from 48.23% (52.21% including goodwill) for the comparable period ended December 31, 1998. Other operating expenses as a percentage of average assets were 2.35% (2.17% excluding the amortization of goodwill) for the nine months ended December 31, 1999, compared to 2.15% (1.98% excluding the amortization of goodwill) for the nine months ended December 31, 1998.

Income Taxes. Income tax expense was $8.1 million for the nine months ended December 31, 1999, compared to $6.9 million for the comparable period in 1998. The $1.2 million increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of goodwill acquired in purchasing IEB, TB, WSB and SCB and part of the expense recorded in the release of the ESOP shares are not deductible for tax purposes. The Company's effective tax rates for the nine months ended December 31, 1999 and 1998, were 39% and 38%, respectively.

Comparison of Results of Operations for the Years Ended March 31, 1999 and
1998

General. Net income for the fiscal year ended March 31, 1999 was $15.4 million, or $1.27 per share (diluted), compared to net income of $13.1 million, or $1.13 per share (diluted), recorded in fiscal 1998. Net income for the fiscal year ended March 31, 1999 increased $2.3 million from the comparable period in fiscal 1998. The Company's improved operating results reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses and amortization of goodwill. Compared to the prior year's levels, total assets increased 41.4% to $1.632 billion at March 31, 1999, total loans rose 45.7% to $1.103 billion, deposits grew 57.8% to $950.8 million and borrowings increased 25.0% to $486.7 million. The net interest margin improved, despite the adverse effects of a flattening yield curve and declining market rates and loan pricing spreads, reflecting the acquisitions of TB and WSB and continuing changes in the asset and liability mix.

Interest Income. Interest income for the year ended March 31, 1999 was $112.3 million compared to $85.1 million for the year ended March 31, 1998, an increase of $27.1 million, or 31.9%. The increase in interest income was a result of a $310.2 million, or 29.7%, growth in average balances of interest-earning assets combined with a 13 basis point increase in the average yield on those assets. The yield on average assets rose to 8..28% in the fiscal year ended March 31, 1999 compared to 8.15% in fiscal 1998. Average loans receivable for the fiscal year ended March 31, 1999 increased by $252.3 million, or 34.5%, when compared to fiscal 1998, reflecting the acquisitions of WSB on January 1, 1999 and TB on April 1, 1998. Interest income on loans increased by $24.9 million, or 38.5%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 26 basis point increase in the average yield, largely resulting from the addition of higher yielding loans held by TB and WSB, but also reflecting higher yields on the expanding balances of commercial and multifamily real estate, construction and land, and non-mortgage loans at FSBW. Loans yielded 9.12% for the fiscal year ended March 31, 1999 compared to 8.86% for fiscal 1998. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $57.9 million in the fiscal year ended March 31, 1999, causing the interest and dividend income from those investments to increase $2.2 million for the fiscal year ended March 31, 1999 compared to fiscal 1998 despite a 42 basis point decline in the average yield on those investments. The average yield on mortgage-backed securities decreased from 6.61% for the year ended March 31, 1998, to 5.96% in 1999, reflecting both paydowns in certain higher yielding securities and lower yields on most adjustable-rate securities as market rates declined. The average yield on investment securities and short term cash investments decreased from 6.13% for fiscal 1998 to 6.05% in 1999. Earnings on FHLB stock increased by $398,000, reflecting an increase of $5.4 million in the average balance of FHLB stock for the year ended March 31, 1999, offset by a 12 basis point decrease in the dividend yield on that stock.

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

Provision for Loan Losses. The provision for loan losses for the year ended March 31, 1999 increased by $1.2 million to $2.8 million compared to $1.6 million for fiscal 1998. This increase is reflective of the growth in loans receivable which, excluding loans acquired through business combination, increased by $165.7 million for the fiscal year ended March 31, 1999 compared to an increase of $111.0 million in the 1998 period. The increase also is reflective of changes in the portfolio mix which resulted in the need for a higher level of loss allowance as well as the impact of a greater amount of non-performing loans and net charge-offs for the year. Specifically, excluding loans acquired through acquisitions, changes in the loan mix included increases of $119.8 million in commercial and multifamily real estate loans, $59.3 million in construction and land loans, and $27.9 million in commercial and agricultural loans, while one- to four-family loans declined by $40.3 million and consumer loans declined by $1.0 million. Income producing real estate loans, construction and land loans, commercial and agricultural loans are generally riskier than one- to four-family residential loans resulting in a higher provision for losses. Adding to the need for the increased provision for loan losses for the year ended March 31, 1999 was an increase in the amount of non-performing loans which grew to $7.7 million compared to $1.4 million a year earlier. Further adding to the increase in the provision for loan losses was an increase in the level of net charge-offs which increased from $519,000 for the year ended March 31, 1998, to $1.1 million for the year ended March 31, 1999. The allowance for loan losses equaled 1.10% of gross loans and 160% of non-performing loans at March 31, 1999, compared to 1.03% and 553%, respectively, at March 31, 1998.

Other Operating Income. Other operating income increased $2.7 million from $4.7 million for the year ended March 31, 1998, to $7.5 million for the year ended March 31, 1999. The increase included a $1.1 million increase in other fees and service charges due largely to the addition of TB operations. Fee and service charge income also increased at FSBW and IEB, reflecting deposit growth, pricing adjustments, and the fourth quarter acquisition of WSB. There also was a $1.5 million increase in net gains on loans sold in the fiscal year ended March 31, 1999, as compared to the same period in 1998. This increase primarily reflects increased sales of loans by FSBW, with servicing retained, and by IEB which increased the volume of loans sold in the secondary market over the comparable period in the prior year. In addition, gains on loans sold for the fiscal year ended March 31, 1999 include $250,000 of gains on the sale of Small Business Administration (SBA) guaranteed loans originated by TB. The volume of loan sales and related net gain on sale of loans increased from $81.6 million and $933,000, respectively, for the year ended March 31, 1998, to $127.5 million and $1.9 million, respectively, for the year ended March 31, 1999. Increased sales of loans at FSBW were designed to curtail the rate of growth in relatively low yielding fixed-rate residential mortgages during this period of low market rates and to reduce the Banks' exposure to the risk of rising interest rates. The $96,000 increase in miscellaneous other income reflects a gain on the sale of IEB real property in the second quarter of the fiscal year ended March 31, 1999.

Other Operating Expenses. Other operating expenses increased $10.7 million from $21.0 million for the year ended March 31, 1998, to $31.7 million for the year ended March 31, 1999. The increase in expenses was largely due to the inclusion of $7.2 million of TB's operating expenses in the fiscal year ended March 31, 1999, which were not present in fiscal 1998 and the additional expenses of five branches from WSB's acquisition in the last quarter of the fiscal year ended March 31, 1999. The increase in other operating expenses was partially offset by a $620,000 increase in capitalized loan origination costs resulting from an increased volume in loan originations. In addition to the acquisitions of TB and WSB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continued to expand. Despite the higher operating expenses associated with the Company's transition to more of a commercial bank profile, the Company's efficiency ratio, excluding the amortization of goodwill, increased only 2.94 percentage points, to 49.50% (53.53% including goodwill), for the fiscal year ended March 31, 1999, from 46.56% (48.64% including goodwill) in fiscal 1998. Other operating expenses as a percentage of average assets were 2.21% (2.04% excluding the amortization of goodwill) for the year ended March 31, 1999, compared to 1.93% (1.85% excluding the amortization of goodwill) for the year ended March 31, 1998.

Income Taxes. Income tax expense was $9.3 million for the year ended March 31, 1999, compared to $7.4 million for the comparable period in 1998. The $1.8 million increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of goodwill acquired in purchasing IEB, TB and WSB and part of the expense recorded in the release of the ESOP shares are not deductible for tax purposes. The Company's effective tax rates for the years ended March 31, 1999 and 1998, were 38% and 36%, respectively.

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

Changes in the economic and interest rate environment, competition in the marketplace and changes in asset and liability mix can cause the Company's average interest rate spread to increase or decrease. Strong competition for both loans and deposits has placed pressure on average interest rate spreads for all of the periods reflected in Table I. In addition, volatile market interest rates over those periods have impacted spreads both positively and negatively. For the most recent periods the interest rate environment, with an inverted yield curve brought about largely by increasing short term interest rates in 1999 and early 2000 and then declining intermediate and long-term interest rates in the second half of 2000, has had a generally adverse impact on the interest rate spread. However, while the spread declined from 3.63% for the year ended December 31, 1999, to 3.49% for the year ended December 31, 2000, on balance the Company's net interest spread increased over the periods reflected in Table I. This general widening reflects significant changes in the Company's asset and liability mix over the longer time frame presented. Contributing to this increased spread has been a decline in the relative portion of the Company's assets invested in securities which was 21.4%, 21.3%, 27.5% and 30.1% of average earning assets respectively for the years ended December 31, 2000 and 1999, and March 31, 1999 and 1998. In addition to the relative decline in investment securities and commensurate increase in loans, the mix of the loan portfolio has changed to include more higher yielding loans. Changes in the portfolio mix are evident in the higher yields on mortgage loans which increased from 8.71% for the year ended December 31, 1999 to 8.96% for the year ended December 31, 2000. Changes in the portfolio mix are also reflected in the increased portion of non-mortgage loans which increased to 18.6% of average earning assets for the year ended December 31, 2000 from 17.2% of average earning assets for the prior year and 14.6% and 8.1% for the years ended March 31, 1999 and 1998. Reflecting these changes, the yield on the total loan portfolio increased 33 basis points for the most recent twelve months from 8.90% for the year ended December 31, 1999, to 9.23% for the year ended December 31, 2000. Also contributing to a generally improved interest rate spread over the periods presented in Table I has been a decline in the cost of deposits primarily brought about by the substantial increase in the amount of non-interest-bearing checking and NOW account balances. However, reflecting the higher interest rate environment, deposit costs increased from 4.08% for the year ended December 31, 1999 to 4.66% for the year ended December 31, 2000, and borrowing costs increased from 5.72% to 6.24% over the same year. As a result, the cost of total interest-bearing liabilities increased from 4.62% for the year ended December 31, 1999, to 5.19% for the year ended December 31, 2000. Improvement in the Company's net interest margin over this same longer time frame, as well as the contraction in the most recent twelve months, mostly reflects the same changes associated with the net interest rate spread. However, counterbalancing to a degree increases in the spread is the somewhat adverse impact on net interest margin resulting from the increased use of leverage which can be seen in the declining ratio of average interest-earning assets to average interest-bearing liabilities. After increasing in prior periods, net interest margin decreased from 3.90% in the year ended December 31, 1999, to 3.77% for the year ended December 31, 2000. Management believes that in the future increased net interest income will come primarily from increased volumes, although continued changes in asset and liability mix and a slightly more favorable interest rate environment may also add to net interest income.

Table I: Analysis of Net Interest Spread (dollars in thousands)

                                                                                  Year Ended
                                      Year Ended December 31, 2000        December 31, 1999 (Unaudited)
                                   ---------------------------------    ---------------------------------
                                      Average    Interest &    Yield/     Average    Interest &    Yield/
                                      Balance    Dividends     Cost       Balance    Dividends      Cost
                                      -------    ---------     ----       -------    ---------      ----

Interest-earning assets:
 Mortgage loans                    $ 1,083,775  $  97,106      8.96%     $  921,520   $  80,289     8.71%
 Commercial/agricultural loans         271,144     27,372     10.10         219,982      20,751     9.43
 Consumer and other loans               68,531      6,916     10.09          54,736       5,428     9.92
                                   -----------  ---------    -------     ----------   ---------   ------
   Total loans (1)                   1,423,450    131,394      9.23       1,196,238     106,468     8.90
 Mortgage-backed securities            225,794     15,358      6.80         238,888      14,953     6.26
 Securities and deposits               147,607      9,818      6.65         135,223       8,360     6.18
 FHLB stock                             26,580      1,728      6.50          23,360       1,721     7.37
                                   -----------  ---------    -------     ----------   ---------   ------
    Total investment securities        399,981     26,904      6.73         397,471      25,034     6.30
                                   -----------  ---------    -------     ----------   ---------   ------
    Total interest-earning assets    1,823,431    158,298      8.68       1,593,709     131,502     8.25
                                                ---------    -------                  ---------   -------
Non-interest-earning assets             98,282                               97,388
                                   -----------                           ----------
    Total assets                   $ 1,921,713                           $1,691,097
                                   ===========                           ==========
Interest-bearing liabilities:
 Savings accounts                  $    49,523      1,449      2.93      $   58,568       1,752     2.99
 Checking and NOW accounts(2)          199,394      1,169      0.59         186,862       1,161     0.62
 Money market accounts                 137,876      5,632      4.08         145,182       5,358     3.69
 Certificates of deposit               753,922     44,870      5.95         610,136      32,530     5.33
                                   -----------  ---------    -------     ----------   ---------   ------
    Total deposits                   1,140,715     53,120      4.66       1,000,748      40,801     4.08
 Other interest-bearing liabilities:
  FHLB advances                        509,665     31,568      6.19         420,647      24,284     5.77
  Other borrowings                      75,260      4,906      6.52          78,292       4,275     5.46
                                   -----------  ---------    -------     ----------   ---------   ------
    Total borrowings                   584,925     36,474      6.24         498,939      28,559     5.72
                                   -----------  ---------    -------     ----------   ---------   ------
    Total interest-bearing
     liabilities                     1,725,640     89,594      5.19       1,499,687      69,360     4.62
                                                ---------    -------                  ---------   ------
Non-interest-bearing liabilities        11,906                               11,251
                                   -----------                           ----------
    Total liabilities                1,737,546                            1,510,938
                                   -----------                           ----------
Stockholders' equity                   184,167                              180,159
                                   -----------                           ----------
    Total liabilities and
     Stockholders' equity          $ 1,921,713                           $1,691,097
                                   ===========                           ==========
Net interest income/rate spread                  $ 68,704      3.49%                  $  62,142     3.63%
                                                 ========      =====                  =========     =====

Net interest margin                                            3.77%                                3.90%
                                                               =====                                =====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                         105.67%                               106.27%
                                                             =======                               =======

  Footnotes on following page



Table I: Analysis of Net Interest Spread (dollars in thousands) (continued)

                          Nine Months
                   Ended December 31, 1999 (3)   Year Ended March 31, 1999 (4)  Year Ended March 31, 1998(4)
                  -----------------------------  ------------------------------ ----------------------------
                   Average   Interest &  Yield/   Average   Interest &  Yield/   Average  Interest &  Yield/
                   Balance   Dividends    Cost    Balance   Dividends    Cost    Balance  Dividends    Cost
                   -------   ---------    ----    -------   ---------    ----    -------  ---------    ----
Interest-earning
assets:
 Mortgage loans   $  943,498  $ 61,589    8.66%  $  784,534  $ 70,193    8.95%  $  645,576 $ 56,111    8.69%
 Commercial/
  agricultural
  loans              230,067    16,230    9.36      153,706    15,047    9.79       57,516    5,587    9.71
 Consumer and
  other loans         57,600     4,288    9.88       44,568     4,375    9.82       27,412    2,997   10.93
                  ----------  --------  ------   ----------  --------  ------   ---------- --------   -----
     Total
      loans (1)    1,231,165    82,107    8.85      982,808    89,615    9.12      730,504   64,695    8.86
 Mortgage-backed
  securities         241,760    11,630    6.38      218,648    13,025    5.96      189,572   12,522    6.61
 Securities and
  deposits           128,330     6,009    6.21      134,014     8,107    6.05      110,625    6,783    6.13
 FHLB stock           23,565     1,286    7.24       20,066     1,545    7.70       14,661    1,147    7.82
                  ----------  --------  ------   ----------  --------  ------   ---------- --------   -----
     Total
      investment
      securities     393,655    18,925    6.38      372,728    22,677    6.08      314,858   20,452    6.50
                  ----------  --------  ------   ----------  --------  ------   ---------- --------   -----
     Total
      interest-
      earning
      assets       1,624,820   101,032    8.25    1,355,536   112,292    8.28    1,045,362   85,147    8.15
                              --------  -------              --------  ------              --------   -----
Non-interest-
 earning assets       99,356                         80,038                         43,256
                  ----------                     ----------                     ----------
     Total assets $1,724,176                     $1,435,574                     $1,088,618
                  ==========                     ==========                     ==========
Interest-bearing
liabilities:
 Savings accounts $   58,942     1,336    3.01   $   47,487     1,356    2.86   $   42,937    1,248    2.91
 Checking and NOW
  accounts(2)        191,705       896    0.62      154,108     1,110    0.72      103,426      899    0.87
 Money market
  accounts            149,26    94,152    3.69      109,379     4,154    3.80       76,048    3,073    4.04
 Certificates of
  deposit            629,856    25,091    5.29      488,377    27,399    5.61      351,042   20,069    5.72
                  ----------  --------  ------   ----------  --------  ------   ---------- --------   -----
     Total
      deposits     1,029,772    31,475    4.06      799,351    34,019    4.26      573,453   25,289    4.41
 Other interest-
  bearing
  liabilities:
   FHLB advances     425,293    18,505    5.78      363,279    21,430    5.90      276,328   16,782    6.07
   Other borrowings   77,680     3,221    5.50       88,967     4,993    5.61       79,210    4,580    5.78
                  ----------  --------  ------   ----------  --------  ------   ---------- --------   -----
     Total
      borrowings     502,973    21,726    5.73      452,246    26,423    5.84      355,538   21,362    6.01
                  ----------  --------  ------   ----------  --------  ------   ---------- --------   -----
     Total interest-
      bearing
      liabilities  1,532,745    53,201    4.61    1,251,597    60,442    4.83      928,991   46,651    5.02
                              --------  ------               --------  ------              --------   -----
Non-interest-bearing
 liabilities          11,422                         10,682                          8,783
                  ----------                     ----------                     ----------
     Total
      liabilities  1,544,167                      1,262,279                        937,774
                  ----------                     ----------                     ----------
Stockholders'
 equity              180,009                        173,295                        150,844
                  ----------                     ----------                     ----------
     Total
      liabilities
      and stock-
      holders'
      equity      $1,724,176                     $1,435,574                     $1,088,618
                  ==========                     ==========                     ==========
Net interest
 income/rate
 spread                       $ 47,831    3.64%               $ 51,850    3.45%            $ 38,496    3.13%
                              ========    =====               ========    =====            ========    =====

Net interest margin                       3.91%                           3.83%                        3.68%
                                          =====                           =====                      =======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                            106.01%                         108.30%                      112.53%
                                        =======                         =======                      =======

(1) Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due.
    Amortized net deferred loan fees are included with interest and dividends on loans.
(2) Average balances include non-interest-bearing deposits.
(3) Yield/cost rates are annualized.
(4) Restated to be comparable to current period's presentation.

                                                      52




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

Table II:  Rate/Volume Analysis (in thousands)

                                Year Ended                   Nine Months                 Year Ended
                            December 31, 2000         Ended December 31, 1999          March 31, 1999
                          Compared to Year Ended       Compared to Nine Months     Compared to Year Ended
                             December 31, 1999        Ended December 31, 1998          March 31, 1998
                        Increase (Decrease) Due to   Increase (Decrease) Due to   Increase (Decrease) Due to
                        --------------------------   --------------------------   -------------------------
                          Rate     Volume    Net       Rate    Volume     Net       Rate   Volume     Net
                          ----     ------    ---       ----    ------     ---       ----   -------    ---

Interest-earning assets:
 Mortgage loans          $ 2,357  $14,460  $16,817   $(1,889)  $11,985  $10,096   $ 1,718  $12,364  $14,082
 Commercial/agricultural
  loans                    1,549    5,072    6,621      (559)    6,263    5,704        46    9,414    9,460
 Consumer and other loans     95    1,393    1,488        44     1,009    1,053      (331)   1,709    1,378
                         -------  -------  -------   -------   -------  -------   -------  -------  -------
    Total loans(1)         4,001   20,925   24,926    (2,404)   19,257   16,853     1,433   23,487   24,920
                         -------  -------  -------   -------   -------  -------   -------  -------  -------
 Mortgage-backed
  securities               1,250     (845)     405       646     1,282    1,928    (1,305)   1,808      503
 Securities and deposits     662      796    1,458       178        75      253       (90)   1,414    1,324
 FHLB stock                 (215)     222        7       (67)      243      176       (18)     416      398
                         -------  -------  -------   -------   -------  -------   -------  -------  -------
Total investment
 securities                1,697      173    1,870       757     1,600    2,357    (1,413)   3,638    2,225
                         -------  -------  -------   -------   -------  -------   -------  -------  -------
Total net change in
 interest income on
 interest-earning assets   5,698   21,098   26,796    (1,647)   20,857   19,210        20   27,125   27,145
                         -------  -------  -------   -------   -------  -------   -------  -------  -------
Interest-bearing
liabilities:
  Deposits                 6,209    6,110   12,319    (1,505)    8,287    6,782      (890)   9,620    8,730
                         -------  -------  -------   -------   -------  -------   -------  -------  -------
  FHLB advances            1,865    5,419    7,284      (486)    3,340    2,854      (483)   5,131    4,648
  Other borrowings           946     (315)     631      (358)     (360)    (718)     (385)     798      413
    Total borrowings       2,811    5,104    7,915      (844)    2,980    2,136      (868)   5,929    5,061
                         -------  -------  -------   -------   -------  -------   -------  -------  -------
Total net change in
 interest expense on
 interest-bearing
 liabilities               9,020   11,214   20,234    (2,349)   11,267    8,918    (1,758)  15,549   13,791
                         -------  -------  -------   -------   -------  -------   -------  -------  -------
Net change in net
 interest income         $(3,322) $ 9,884  $ 6,562   $   702   $ 9,590  $10,292   $ 1,778  $11,576  $13,354
                         =======  =======  =======   =======   =======  =======   =======  =======  =======
-----------------------
(1)   Does not include interest on loans 90 days or more past due.

                                                   53

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

The principal objectives of asset/liability management are to evaluate the interest rate risk exposure of the Company; to determine the level of risk appropriate given the Company's operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company's interest rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its earnings and capital position to changes in the level of interest rates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of the Company's senior management. The committee closely monitors the Company's interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.

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

Tables III and III(a), Interest Rate Risk Indicators, set forth as of December 31, 2000 and 1999, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table III: Interest Rate Risk Indicators

                                        As of December 31, 2000
                                        (dollars in thousands)
                                          Estimated Change in
                            ---------------------------------------------
Change (in Basis Points)    Net Interest Income
  in Interest Rates (1)       Next 12 Months           Net Market Value
-----------------------     -------------------    ----------------------

        +400                 $ (752)  (1.1%)       $ (79,954)     (41.7%)
        +300                   (431)  (0.6%)         (61,510)     (32.3%)
        +200                     103    0.1%         (40,766)     (21.4%)
        +100                     168    0.2%         (17,654)      (9.3%)
           0                       0      0%               0          0%
        -100                 (1,179)  (1.7%)           4,842        2.5%
        -200                 (3,074)  (4.3%)            (377)      (0.2%)
        -300                 (5,796)  (8.1%)         (14,435)      (7.6%)
        -400                 (8,883) (12.4%)         (30,652)     (16.1%)

Table III(a): Interest Rate Risk Indicators

                                        As of December 31, 1999
                                        (dollars in thousands)
                                          Estimated Change in
                            ---------------------------------------------
Change (in Basis Points)    Net Interest Income
  in Interest Rates (1)       Next 12 Months           Net Market Value
-----------------------     -------------------    ----------------------

        +400               $ (2,795)  (4.4%)       $ (82,602)     (44.8%)
        +300                 (1,816)  (2.8%)         (65,753)     (35.7%)
        +200                   (922)  (1.4%)         (45,856)     (24.9%)
        +100                   (320)  (0.5%)         (23,055)     (12.5%)
           0                      0      0%                0          0%
        -100                   (493)  (0.8%)          22,190       12.0%
        -200                 (2,203)  (3.5%)          20,208       11.0%
        -300                 (4,794)  (7.5%)           8,663        4.7%
        -400                 (8,308) (13.0%)         (10,992)      (6.0%)

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

Tables IV and IV(a), Interest Sensitivity Gap, present the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2000 and 1999. The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2000, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $121.6 million, representing a one-year gap to total assets ratio of (6.13%).

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps for the Company as of December 31, 2000 and 1999 are within policy guidelines. Management considers that the Company's current level of interest rate risk is reasonable.


Table IV:  Interest Sensitivity Gap
as of December 31, 2000

                                            > 6                     > 3       > 5
                                           Months,   > 1 Year,       Years     Years
                              Less Than   Less Than  Less Than    Less Than  Less Than   > 10
                               6 Months    1 Year    3 Years      5 Years    10 Years    Years       Total
                             ----------  ---------  ----------      -----     -----      -----       -----
                                                              (dollars in thousands)
Interest-earning assets:(1)
  Construction loans         $ 136,187  $   55,635  $    2,360  $    1,159  $      --  $     --  $  195,341
  Fixed-rate mortgage loans     52,404      42,496     148,831     115,422    158,734    99,446     617,333
  Adjustable-rate mortgage
    loans                      169,556      55,251      69,860      22,877         --        --     317,544
  Fixed-rate mortgage-backed
    securities                   9,945       9,521      48,648      28,051     17,376     2,287     115,828
  Adjustable-rate mortgage-
    backed securities           85,718       1,466          --          --         --        --      87,184
  Fixed-rate commercial/
    agricultural loans          13,598       4,634      20,565      28,801     10,710     4,677      82,985
  Adjustable-rate
    commercial/agricultural
    loans                      219,228          --          --          --         --        --     219,228
  Consumer and other loans      19,724       4,706      16,241      14,818      1,467     2,213      59,169
  Investment securities and
   interest-earning deposits    35,851       2,350      39,895      24,076      9,395    61,156     172,723
                              --------   ---------   ---------   ---------   --------  --------  ----------
    Total rate sensitive
     assets                    742,211     176,059     346,400     235,204    197,682   169,779   1,867,335
                              --------   ---------   ---------   ---------   --------  --------  ----------
Interest-bearing
liabilities:(2)
  Regular savings and NOW
    accounts                    17,989      17,990      41,976      41,976         --        --     119,931
  Money market deposit
    accounts                    66,985      40,191      26,794          --         --        --     133,970
  Certificates of deposit      394,195     222,388     155,786      17,633      8,586        32     798,620
  FHLB advances                107,280     103,000     236,390      39,500     20,079       849     507,098
  Other borrowings              63,390          --          --          --         --        --      63,390
  Retail repurchase
    agreements                   6,253         197       1,224       2,046      1,429        --      11,149
                              --------   ---------   ---------   ---------   --------  --------  ----------
    Total rate sensitive
     liabilities               656,092     383,766     462,170     101,155     30,094       881   1,634,158
                              --------   ---------   ---------   ---------   --------  --------  ----------
Excess (deficiency) of
  interest-sensitive
  assets over interest-
  sensitive liabilities       $ 86,119   $(207,707)  $(115,770)  $ 134,049   $167,588  $168,898  $  233,177
                              ========   =========   =========   =========   ========  ========  ==========
Cumulative excess
  (deficiency) ofinterest-
  sensitive assets            $ 86,119   $(121,588)  $(237,358)  $(103,309)  $ 64,279  $233,177  $  233,177
                              ========   =========   =========   =========   ========  ========  ==========
Cumulative ratio of
  interest-earning assets
  to interest-bearing
  liabilities                   113.13%      88.31%      84.20%      93.56%    103.94%   114.27%     114.27%
                              ========   =========   =========   =========   ========  ========  ==========
 Interest sensitivity gap to
  total assets                    4.34%     (10.48%)     (5.84%)      6.76%      8.45%     8.52%      11.76%
                              ========   =========   =========   =========   ========  ========  ==========
 Ratio of cumulative gap to
  total assets                    4.34%      (6.13%)    (11.97%)     (5.21%)     3.24%    11.76%      11.76%
                              ========   =========   =========   =========   ========  ========  ==========

                                                     (footnotes follow tables)



Table IV:(a)  Interest Sensitivity Gap
as of December 31, 1999
                                         >6 Months, > 1 Year    > 3 Years, > 5 Years
                             Less Than   Less Than  Less Than   Less Than  Less Than
                              6 Months    1 Year     3 Years     5 Years    10 Years   > 10 Years   Total
                             ----------  --------   ---------   ---------  ----------  ----------   -----
                                                              (dollars in thousands)

Interest-earning assets:(1)
 Construction loans          $114,922   $ 35,643    $  1,555    $    845    $     --   $     --  $  152,965
 Fixed-rate mortgage loans     41,335     33,540     131,896     112,044     168,146    123,336     610,297
 Adjustable-rate mortgage
  loans                       113,209     56,289      42,017      40,167          --         --     251,682
 Fixed-rate mortgage-backed
  securities                   11,371     11,010      59,314      35,089      22,622      5,169     144,575
 Adjustable-rate mortgage-
  backed securities            97,185      2,084          --          --          --         --      99,269
 Fixed-rate commercial/
  agricultural loans           13,009      6,067      14,781      23,397      10,355      3,454      71,063
 Adjustable-rate commercial/
  agricultural loans          179,967         --          --          --          --         --     179,967
 Consumer and other loans      17,880      3,564      13,881      11,811       1,037     11,376      59,549
 Investment securities and
  interest-earning deposits    20,794      4,385      22,485      37,896      17,269     53,540     156,369
                             --------  ---------   ---------   ---------    --------   --------  ----------
    Total rate sensitive
     assets                   609,672    152,582     285,929     261,249     219,429    196,875   1,725,736
                             --------  ---------   ---------   ---------    --------   --------  ----------
Interest-bearing
liabilities:(2)
 Regular savings and NOW
  accounts                     20,492     20,493      47,817      47,817          --         --     136,619
 Money market deposit
  accounts                     72,516     43,510      29,006          --          --         --     145,032
 Certificates of deposit      313,118    207,127     130,052      23,080       8,856         21     682,254
 FHLB advances                128,505     59,000     102,280     145,290      22,500      8,949     466,524
 Other borrowings              73,198         --          --          --          --         --      73,198
 Retail repurchase
  agreements                    6,938        419          --       1,101          --         --       8,458
                             --------  ---------   ---------   ---------    --------   --------  ----------
    Total rate sensitive
     liabilities              614,767    330,549     309,155     217,288      31,356      8,970   1,512,085
                             --------  ---------   ---------   ---------    --------   --------  ----------
Excess (deficiency) of
 interest-sensitive
 assets over interest-
 sensitive liabilities       $ (5,095) $(177,967)  $ (23,226)  $  43,961    $188,073   $187,905  $  213,651
                             ========  =========   =========   =========    ========   ========  ==========
Cumulative excess
 (deficiency) of interest-
 sensitive assets            $ (5,095) $(183,062)  $(206,288)  $(162,327)   $ 25,746   $213,651  $  213,651
                             ========  =========   =========   =========    ========   ========  ==========
Cumulative ratio of
 interest-earning assets
 to interest-bearing
 liabilities                    99.17%     80.63%      83.56%      88.97%     101.71%    114.13%     114.13%
                             ========  =========   =========   =========    ========   ========  ==========
Interest sensitivity gap
 to total assets                (0.28%)    (9.78%)     (1.28%)      2.42%      10.33%     10.32%      11.74%
                             ========  =========   =========   =========    ========   ========  ==========
Ratio of cumulative gap
 to total assets                (0.28%)   (10.06%)    (11.33%)     (8.92%)      1.41%     11.74%      11.74%
                             ========  =========   =========   =========    ========   ========  ==========

                                                       (footnotes follow tables)


Footnotes for Tables IV and IV(a):  Interest Sensitivity Gap
------------------------------------------------------------
(1) Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the period in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments. Mortgage loans and other loans are not reduced for allowances for loan losses and non-performing loans. Mortgage loans, mortgage-backed securities, other loans, and investment securities are not adjusted for deferred fees and unamortized acquisition premiums and discounts.

(2) Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(232..3) million, or (11.72%) of total assets at December 31, 2000 and $(307.7) million, or (16.91%) at December 31, 1999.
    Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the year ended December 31, 2000, the nine months ended December 31, 1999 and the fiscal year ended March 31, 1999, the Company closed or purchased loans in the amounts of $892.8 million, $772.8 million and $803.1 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, other borrowings, and deposit growth. For the year ended December 31, 2000, the nine months ended December 31, 1999 and the fiscal year ended March 31, 1999, principal repayments on loans totaled $588.6 million, $486.9 million and $522.0 million, respectively. During the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, the Company sold $135.7 million, $99.3 million and $127.5 million, respectively, of loans. FHLB advances increased $40.6 million, $58.3 million and $101.7 million, respectively, for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999. Other borrowings decreased $7.1 million for the year ended December 31, 2000, increased $3.2 million for the nine months ended December 31, 1999 and decreased $13.3 million for the fiscal year ended March 31, 1999. Net deposit growth was $114.6 million for the year ended December 31, 2000, $86.7 million (excluding $40.6 million of deposits acquired with SCB) for the nine months ended December 31, 1999, and $130.0 million (excluding $218.4 million of deposits acquired with TB and WSB), for the fiscal year ended March 31, 1999.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the year ended December 31, 2000, the nine months ended December 31, 1999 and fiscal year ended March 31, 1999, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At December 31, 2000, the Banks had outstanding loan commitments totaling $148.5 million and undisbursed loans in process totaling $113.9 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs. BB maintains a credit facility with the FHLB-Seattle, which provides for advances which in aggregate may equal the lesser of 45% of BB's assets or adjusted qualifying collateral, which as of December 31, 2000 could give a total possible credit line of $521.3 million. Advances under this credit facility totaled $479.5 million, or 27.5% of BB's assets at December 31, 2000. BBO also maintains credit lines with various institutions, including the FHLB-Seattle, that would allow it to borrow up to $20.7 million.

At December 31, 2000, savings certificates amounted to $798.7 million, or 67.0%, of the Banks' total deposits, including $614.9 million which were scheduled to mature by December 31, 2001. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

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

At December 31, 2000 the Company and its banking subsidiaries, BB and BBO, exceeded all current regulatory capital requirements.

The most recent notifications from the FDIC or state banking regulators as of March 31, 2000 for BB and September 31, 2000 for BBO, individually categorized the Banks as "well-capitalized" under the regulatory framework for prompt corrective action.

Table V, Regulatory Capital Ratios, shows the regulatory capital ratios of the Company, BB and BBO and minimum regulatory requirements for the Banks to be categorized as "well-capitalized."

Table V:  Regulatory Capital Ratios

                                 The                     "Well-capitalized"
Capital Ratios                Company     BB     BBO        Minimum Ratio
-----------------------       -------     --     ---      -----------------
Total capital to risk-
   weighted assets             12.29%   12.20%  10.79%         10.00%
Tier 1 capital to risk-
   weighted assets             11.14    11.01    9.81           6.00

Tier 1 leverage capital
   to average assets            8.25     7.92    8.54           5.00


                  Effect of Inflation and Changing Prices

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

See pages 54-59 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 65.

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

{a} {1} Financial Statements

        See Index to Consolidated Financial Statements on page 65.

    {2} Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1,
Item 1.


{b}     Reports on 8-K:

        Reports on Form 8-K filed during the quarter ended December 31, 2000 are as follows:

       Date Filed                 Purpose
       ----------                 -------

    October 30, 2000           The Registrant changed its corporate name from
                               First Washington Bancorp, Inc. to Banner
                               Corporation effective October 30, 2000.
                               The Registrant will continue to trade on the Nasdaq Stock Market under the new
                               "BANR" symbol.  In connection with the
                               Registrant's name change, two of its three banking subsidiaries, First Savings Bank of Washington (including its divisions
                               Whatcom State Bank and Seaport Citizens
                               Bank) and Towne Bank, were merged, and the resulting bank, First Savings Bank, converted to a commercial bank under Title
                               30 of the Revised Code of Washington. As amended, and changed its name to Banner
                               Bank. These transactions were completed in connection with the Registrant's name change and also were effective on October
                               30, 2000.  Additionally, Inland Empire
                               Bank, the Registrant's Oregon chartered
                               commercial bank, is operating under the new name, Banner Bank of Oregon, effective
                               October 30, 2000.

     November 22, 2000         On November 22, 2000, Banner Corporation
                               ("Company") issued a press release which announced that its Board of Directors has authorized the repurchase up to 5% of the Company's outstanding shares, or approximately
                               600,000 shares, during the next 12 months.
                               For further information, reference is made to the Registrant's press release dated November
                               22, 2000, which is attached as Exhibit 99 to the original Form 8-K filing dated November
                               22, 2000 and incorporated herein by reference.

{c}     Exhibits

        See Index of Exhibits on page 112.

Signatures of Registrant

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                                      Banner Corporation

                                      /s/ Gary Sirmon
                                     -------------------------------------
                                      Gary Sirmon
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2001.

/s/ Gary  Sirmon                         /s/ Lloyd W. Baker
--------------------------------------   -------------------------------------
Gary  Sirmon                             Lloyd W. Baker
President and Chief Executive Officer;   Executive Vice President and Chief
Director                                 Financial Officer
(Principal Executive Officer)            (Principal Financial and Accounting
                                         Officer)

/s/ David Casper                         /s/ Robert D. Adams
--------------------------------------   -------------------------------------
David Casper                             Robert D. Adams
Chairman of the Board                    Director

/s/ Marvin Sundquist                     /s/Jesse G. Foster
--------------------------------------   -------------------------------------
Marvin Sundquist                         Jesse G. Foster
Director                                 Director

/s/ S. Rick Meikle                       /s/ Dean W. Mitchell
--------------------------------------   -------------------------------------
S. Rick Meikle                           Dean W. Mitchell
Director                                 Director

/s/ Brent A. Orrico                      /s/Wilber Pribilsky
--------------------------------------   -------------------------------------
Brent A. Orrico                          Wilber Pribilsky
Director                                 Director

/s/ Margaret C. Langlie
--------------------------------------
Margaret C. Langlie
Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      BANNER CORPORATION AND SUBSIDIARIES
                         (Item 8 and Item 14 (a) (1))



Report of Management . . . . . . . . . . . . . . . . . . . . . . . . 66
Report of Audit Committee. . . . . . . . . . . . . . . . . . . . . . 66
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .67
Consolidated Statements of Financial Condition
  as of December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . 68
Consolidated Statements of Income for the Years
  Ended December 31, 2000 and 1999, the Nine Months
  Ended December 31, 1999 and the Year Ended March 31, 1999. . . . . 69
Consolidated Statements of Comprehensive Income for
  the Years Ended December 31, 2000 and 1999, the
  Nine Months Ended December 31, 1999 and the
  Year ended March 31, 1999. . . . . . . . . . . . . . . . . . . . . 70
Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended December 31, 2000 and 1999,
  the Nine Months Ended December 31, 1999 and the Year
  Ended March 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . 71
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000 and 1999, the Nine Months
  Ended December 31, 1999 and the Year Ended March 31, 1999. . . . . 73
Notes to the Consolidated Financial Statements . . . . . . . . . . . 76

February 26, 2001

Report of Management:

To the Stockholders:

The management of Banner Corporation (the Company) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management. In the opinion of management, the financial statements and other information herein present fairly the financial condition and operations of the Company at the dates indicated in conformity with accounting principles generally accepted in the United States of America.

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

/s/Gary Sirmon                          /s/Lloyd W. Baker
Gary Sirmon, Chief Executive Officer    Lloyd W. Baker, Chief Financial
Officer

February 26, 2001


Report of the Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors is comprised of all directors who are not employees of the Company. The Audit Committee has reviewed the audited financial statements of Banner Corporation with management of the Company, including a discussion of the quality of the accounting principles applied and significant judgments and estimates affecting the financial statements. The Audit Committee has also discussed with the outside auditors the auditors' opinion of the quality of those principles and significant judgments as applied by management in preparation of the financial statements. In addition, the members of the Audit Committee have discussed among themselves, without management or the outside auditors present, the information disclosed to the committee by management and the outside auditors and have met regularly with the internal audit staff, without management present, to review compliance with approved policies and procedures. In reliance on these reviews and discussions, the Audit Committee believes that the financial statements of Banner Corporation and subsidiaries are fairly presented.

/s/Robert D. Adams
Robert D. Adams
Audit Committee Chairman

                    INDEPENDENT AUDITORS' REPORT

Board of Directors
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the year ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Banner Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and for the year ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte and Touche LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
February 26, 2001

                 BANNER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands, except shares)
                     December 31, 2000 and 1999

                                    December 31, 2000   December 31, 1999
                                    -----------------   -----------------
ASSETS
Cash and due from banks                  $ 67,356            $ 44,769
Securities available for sale,
 cost $310,538 and $356,617               308,798             348,347
Securities held to maturity,
 fair value $18,269 and $13,716            17,717              13,770
Federal Home Loan Bank stock               28,807              24,543
Loans receivable:
  Held for sale, fair value $8,011 and
   $9,519                                   7,934               9,519
  Held for portfolio                    1,479,149           1,312,186
  Allowance for loan losses               (15,314)            (13,541)
                                       ----------          ----------
                                        1,471,769           1,308,164

Accrued interest receivable                12,963              10,732
Real estate held for sale, net              3,287               3,293
Property and equipment, net                17,746              16,637
Costs in excess of net assets acquired
  (goodwill), net                          34,617              37,733
Deferred income tax asset, net              2,337               5,338
Bank owned life insurance                  14,190               3,842
Other assets                                3,244               2,942
                                       ----------          ----------
                                       $1,982,831          $1,820,110
                                       ==========          ==========
LIABILITIES
Deposits:
  Non-interest-bearing                 $  140,779          $  114,252
  Interest-bearing                      1,051,936             963,900
                                       ----------          ----------
                                        1,192,715           1,078,152

Advances from Federal Home Loan Bank      507,098             466,524
Other borrowings                           74,538              81,655
Accrued expenses and other liabilities     10,857              10,524
Deferred compensation                       2,293               1,944
Income taxes payable                        1,535               2,138
                                       ----------          ----------
                                        1,789,036           1,640,937
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued           --                  --
Common stock - $0.01 par value, 27,500,000
 shares authorized, 13,201,718 shares issued:
 12,005,298 shares and 12,337,027 shares
 outstanding at December 31, 2000 and
 1999, respectively                       133,839             123,204
Retained earnings                          66,893              69,170
Accumulated other comprehensive income:
 Unrealized gain (loss) on securities
  available for sale                       (1,125)             (5,331)
 Unearned shares of common stock issued to
  Employee Stock Ownership Plan(ESOP) trust:
  633,278 and 745,631 restricted shares
  outstanding at December 31, 2000 and 1999,
  respectively, at cost                    (5,234)             (6,162)

Carrying value of shares held in trust for
 stock related compensation plans          (3,130)             (4,041)
Liability for common stock issued to
deferred, stock related, compensation plan  2,552               2,333
                                       ----------          ----------
                                             (578)             (1,708)
                                       ----------          ----------
                                          193,795             179,173
                                       ----------          ----------
                                       $1,982,831          $1,820,110
                                       ==========          ==========

              See notes to consolidated financial statements

                 BANNER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands except for per share data)
   For the Years Ended December 31, 2000 and 1999 and the Nine Months
        Ended December 31, 1999 and the Year Ended March 31, 1999

                                                 Nine Months  Year
                                   Years Ended    Ended Dec-  Ended
                                   December 31    ember 31    March 31
                                ----------------- ----------  --------
                                  2000     1999     1999       1999
                                  ----     ----     ----       ----
                                       (Unaudited)
INTEREST INCOME:
 Loans receivable               $131,394 $106,468 $ 82,107  $ 89,615
 Mortgage-backed securities       15,358   14,953   11,630    13,025
 Securities and cash equivalents  11,546   10,081    7,295     9,652
                                -------- -------- --------  --------
                                 158,298  131,502  101,032   112,292
                                -------- -------- --------  --------
INTEREST EXPENSE:
 Deposits                         53,120   40,801   31,475    34,019
 Federal Home Loan Bank advances  31,568   24,284   18,505    21,430
 Other borrowings                  4,906    4,275    3,221     4,993
                                -------- -------- --------  --------
                                  89,594   69,360   53,201    60,442
                                -------- -------- --------  --------
 Net interest income before
  provision for loan losses       68,704   62,142   47,831    51,850

PROVISION FOR LOAN LOSSES          2,867    2,516    1,885     2,841
                                -------- -------- --------  --------
 Net interest income              65,837   59,626   45,946    49,009

OTHER OPERATING INCOME:
 Loan servicing fees               1,069      953      741       798
 Other fees and service charges    5,251    4,398    3,367     3,574
 Gain on sale of loans             2,517    1,989    1,157     2,884
 Gain on sale of securities           63        6        2        11
 Miscellaneous                       351      266      248       186
                                -------- -------- --------  --------
 Total other operating income      9,251    7,612    5,515     7,453

OTHER OPERATING EXPENSES:
 Salary and employee benefits     26,392   23,121   17,503    18,644
 Less capitalized loan origination
  costs                           (3,519)  (3,262)  (2,572)   (2,689)
 Occupancy and equipment           7,084    6,051    4,660     4,816
 Information/computer data service 2,526    2,224    1,751     1,603
 Advertising                         788      688      514       590
 Deposit insurance                   223      337      257       338
 Amortization of goodwill          3,170    3,047    2,364     2,389
 Miscellaneous                     9,838    7,667    6,045     6,054
                                -------- -------- --------  --------
 Total other operating expenses   46,502   39,873   30,522    31,745
                                -------- -------- --------  --------
 Income before provision for
  income taxes                    28,586   27,365   20,939    24,717

PROVISION FOR INCOME TAXES        10,238   10,467    8,070     9,277
                                -------- -------- --------  --------
NET INCOME                      $ 18,348 $ 16,898  $12,869   $15,440
                                ======== ======== ========  ========
Earnings per common share:
  see Notes 2 and 24
      Basic                     $   1.62 $   1.46 $   1.12  $   1.33
      Diluted                   $   1.60 $   1.41 $   1.09  $   1.27

Cumulative dividends declared
  per common share              $   0.52 $  0.44  $   0.33  $   0.35

            See notes to consolidated financial statements

                  BANNER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (in thousands)
    For the Years Ended December 31, 2000 and 1999 and the Nine Months
        Ended December 31, 1999 and the Year Ended March 31, 1999

                                                 Nine Months  Year
                                    Years Ended   Ended Dec-  Ended
                                    December 31   ember 31    March 31
                                ----------------- ----------  --------
                                   2000     1999     1999      1999
                                   ----     ----     ----      ----
                                        (Unaudited)

NET INCOME                       $18,348  $16,898  $12,869   $15,440

OTHER COMPREHENSIVE
INCOME (LOSS), NET
OF INCOME TAXES:
 Unrealized holding gain (loss)
  during the period, net of
  deferred income tax (benefit) of
  $2,344, $(4,201), $(4,123) and
  $(194)                           4,248   (7,767)  (7,626)     (377)

 Less adjustment for gains included
  in net income, net of income tax
  of $21, $2, $1 and $4              (42)      (4)      (1)       (7)
                                 -------  -------  -------   -------
 Other comprehensive income/
  (loss)                           4,206   (7,771)  (7,627)     (384)
                                 -------  -------  -------   -------
COMPREHENSIVE INCOME             $22,554  $ 9,127  $ 5,242   $15,056
                                 =======  =======  =======   =======

           See notes to consolidated financial statements

                BANNER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (in thousands)
   For the Years Ended December 31, 2000 and 1999 and the Nine Months
        Ended December 31, 1999 and the Year Ended March 31, 1999

                                                Nine Months  Year
                                   Years Ended   Ended Dec-  Ended
                                   December 31   ember 31    March 31
                               ----------------- ----------  --------
                                  2000     1999     1999      1999
                                  ----     ----     ----      ----
                                        (Unaudited)
COMMON STOCK:
 Balance, beginning of period   $123,204 $122,049 $130,770  $108,994
 Issuance of stock in connection
  with acquisitions                   53   11,516       --    12,776
 Assumption of options in
  connection with acquisitions        --      527       --     2,546
 Excess(deficiency) of proceeds
  over basis of stock reissued
  for exercised stock options        578      100       80      (265)
 Issuance of shares-10% stock
  dividend: see Note 2            14,731       --       --    24,371
 Purchase and retirement of
  treasury stock                  (5,373) (12,515)  (8,572)   (7,955)
 Retirement of treasury stock
  resulting from reincorporation
  in State of Washington              --       --       --   (11,116)

 Net issuance of stock through
  employees' stock plans, including
  tax benefit                        646    1,527      926     1,419
                                 -------  -------  -------   -------
 Balance, end of period          133,839  123,204  123,204   130,770

RETAINED EARNINGS:
 Balance, beginning of period     69,170   57,273   59,958    72,962
 Net income                       18,348   16,898   12,869    15,440
 Issuance of shares-10% stock
  dividend                       (14,731)      --       --   (24,371)
 Cash dividends                   (5,887)  (5,001)  (3,657)   (4,073)
 Other                                (7)      --       --        --
                                 -------  -------  -------   -------
 Balance, end of period           66,893   69,170   69,170    59,958

ACCUMULATED OTHER
COMPREHENSIVE INCOME:
 Balance, beginning of period     (5,331)   2,440    2,296     2,680
 Other comprehensive income/(loss),
  net of related income taxes      4,206   (7,771)  (7,627)     (384)
                                 -------  -------  -------   -------
 Balance, end of period           (1,125)  (5,331)  (5,331)    2,296

TREASURY STOCK:
 Balance, beginning of period         --       --       --   (20,979)
 Issuance of stock in connection
  with acquisitions                   --       --       --    17,206
 Purchases of treasury stock, prior
  to reincorporation                  --       --       --    (7,340)
 Purchases of treasury stock for
  exercised stock options             --       --       --      (409)
 Issuance of treasury stock for MRP
  and/or exercised stock options      --       --       --       409
 Repurchase of forfeited shares
  from MRP                            --       --       --        (3)
 Retirement of treasury shares
  resulting from reincorporation
  in State of Washington              --       --       --    11,116
                                 -------  -------  -------   -------
 Balance, end of period               --       --       --        --

UNEARNED, RESTRICTED ESOP
 SHARES AT COST:
 Balance, beginning of period     (6,162)  (6,781)  (6,781)   (7,163)
 Release of earned ESOP shares       928      619      619       382
                                 -------  -------  -------   -------
 Balance, end of period           (5,234)  (6,162)  (6,162)   (6,781)

                          continued on next page

                BANNER CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (in thousands)
   For the Years Ended December 31, 2000 and 1999 and the Nine Months
        Ended December 31, 1999 and the Year Ended March 31, 1999

                                                Nine Months  Year
                                   Years Ended   Ended Dec-  Ended
                                   December 31   ember 31    March 31
                               ----------------- ----------  --------
                                  2000     1999     1999      1999
                                  ----     ----     ----      ----
                                        (Unaudited)

CARRYING VALUE OF SHARES HELD N TRUST FOR STOCK RELATED
COMPENSATION PLANS:
 Balance, beginning of period    $(1,708) $(4,098) $(2,635)  $(6,310)
 Cumulative effect of change in
  accounting for Rabbi Trust:
  see Note 1                          --      673       --     1,095
 Stock issued to fund Rabbi
  Trust plans                         --     (601)      --      (601)
 Net change in number and/or
  valuation of shares held in
  trust                              140    1,095        5     1,987
 Issuance of stock for MRP           (62)     (52)     (52)       --
 Amortization of compensation
  related to MRP                   1,052    1,275      974     1,194
                                 -------  -------  -------   -------
Balance, end of period              (578)  (1,708)  (1,708)   (2,635)
                                 -------  -------  -------   -------
TOTAL STOCKHOLDERS' EQUITY      $193,795 $179,173 $179,173  $183,608
                                 =======  =======  =======   =======
COMMON STOCK, SHARES ISSUED:*
Number of shares, beginning of
  period                          13,202   13,202   13,202    13,202
                                 -------  -------  -------   -------
 Number of shares, end of
  period                          13,202   13,202   13,202    13,202
                                 -------  -------  -------   -------
LESS TREASURY STOCK RETIRED/
 REPURCHASED:*
 Number of shares, beginning of
  period                            (865)    (770)    (389)   (1,159)
 Repurchase of stock                (394)    (693)    (487)     (742)
 Repurchase of stock for exercised
  stock options                       --       --       --       (20)
 Issuance of stock to deferred
  compensation plan and/or
  exercised stock options             70       44       13        37
 Stock issued in acquisitions          2      558       --     1,497
 Repurchase of stock forfeited
  from MRP                           (10)      (4)      (2)       (2)
                                 -------  -------  -------   -------
 Shares of stock retired/
  repurchased, end of period      (1,197)    (865)    (865)     (389)
                                 -------  -------  -------   -------
SHARES OUTSTANDING, END OF
 PERIOD*                          12,005   12,337   12,337    12,813
                                 =======  ======= ========   =======

UNEARNED, RESTRICTED ESOP SHARES:*
Number of shares, beginning of
 period                            (746)    (821)    (821)     (867)
Release of earned shares            113       75       75        46
                                 -------  -------  -------   -------
Number of shares, end of period    (633)    (746)    (746)     (821)
                                 =======  ======= ========   =======

* Adjusted for stock dividends: see Note 2.

           See notes to consolidated financial statements

                 BANNER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
    For the Years Ended December 31, 2000 and 1999 and the Nine Months
       Ended December 31, 1999 and the Year Ended March 31, 1999

                                                     Nine Months  Year
                                        Years Ended   Ended Dec-  Ended
                                        December 31   ember 31    March 31
                                    ----------------- ----------  --------
                                       2000     1999     1999      1999
                                       ----     ----     ----      ----
                                            (Unaudited)
OPERATING ACTIVITIES:
Net income                          $ 18,348 $ 16,898 $ 12,869  $ 15,440
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Deferred taxes                          678     (303)    (302)     (144)
 Depreciation                          2,718    2,369    1,764     1,901
 Loss(gain) on sale of securities        (63)      (6)      (2)      (11)
 Increase in cash surrender value
  of bank owned life insurance          (348)    (331)    (242)     (221)
 Net amortization of premiums and
  discounts on investments                86      655      325     1,017
 Amortization of costs in excess
  of net assets acquired               3,170    3,047    2,364     2,389
 Amortization of MRP compensation
  liability                            1,052    1,275      974     1,194
 Loss(gain)on disposal of equipment       41       (7)      (7)      (95)
 Loss (gain) on sale of loans         (2,121)  (1,619)  (1,029)   (1,903)
 Net change in deferred loan fees,
  premiums and discounts                 765    1,931    1,934        46
 Loss(gain) on disposal of real
  estate held for sale                    43      (50)     (61)       35
 Amortization of mortgage
  servicing rights                       251      296      215       277
 Capitalization of mortgage servic-
  ing rights from sale of mortgages
  with servicing retained               (395)    (370)    (128)     (981)
 Provision for losses on loans
  and REO                              3,058    2,516    1,885     2,841
 FHLB stock dividend                  (1,727)  (1,722)  (1,287)   (1,545)
 Net change in:
  Loans held for sale                  1,585    5,187    1,737     3,306
  Accrued interest receivable         (2,231)  (1,345)    (454)   (1,111)
  Other assets                          (136)   1,233      238     1,086
  Deferred compensation                  463      520      382       380
  Accrued expenses and other
   liabilities                            (3)   1,599    2,512       170
  Income taxes payable                  (601)   1,261    1,092    (1,709)
                                    --------  -------  -------   -------
     Net cash provided by operating
      activities                      24,633   33,034   24,779    22,362
                                    --------  -------  -------   -------

                       continued on next page

                BANNER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
  For the Years Ended December 31, 2000 and 1999 and the Nine Months
      Ended December 31, 1999 and the Year Ended March 31, 1999
                    (continued from prior page)

                                                Nine Months  Year
                                   Years Ended   Ended Dec-  Ended
                                   December 31   ember 31    March 31
                               ----------------- ----------  --------
                                  2000     1999     1999      1999
                                  ----     ----     ----      ----
                                        (Unaudited)
INVESTING ACTIVITIES:
 Purchases of securities
  available for sale           $(17,969)$(116,025)$(45,021)$(353,354)
 Principal repayments and
  maturities of securities
  available for sale              42,303  106,384   53,120   301,393
 Sales of securities available
  for sale                        21,703    6,260    5,829     2,637
 Purchases of securities held
  to maturity                     (4,759) (12,058) (12,058)       --
 Principal repayments and
  maturities of securities
  held to maturity                   830      586      449       647
 Loans originated and closed,
  net                           (880,824)(964,454)(759,640) (716,952)
 Purchases of loans and parti-
  cipating interest in loans     (11,986) (40,236) (13,171)  (86,165)
 Sales of loans and partici-
  pating interest in loans       135,670  143,799   99,316   127,452
 Principal repayments on loans   588,587  623,550  486,948   521,958
 Net sales(purchases) of
  FHLB stock                      (2,537)     269     (119)   (3,437)
 Proceeds from sale of
  property and equipment              19       10       10       373
 Purchases of property and
  equipment                       (3,887)  (2,539)  (1,866)   (3,067)
 Additional investment in real
  estate held for sale, net of
  insurance proceeds                 (88)    (426)    (346)     (165)
 Proceeds from sale of real
  estate held for sale             1,608    3,395    2,407     2,661
 Funds transferred to deferred
  compensation plans                (136)    (489)     (99)     (494)
 (Investment in)proceeds from
  bank owned life insurance      (10,000)     280      280        --
 Acquisitions,net of cash
  acquired                            (6)    (874)  (5,423)   13,877
                                -------- -------- --------  --------
     Net cash used by investing
      activities                (141,472)(252,568)(189,384) (192,636)
                                -------- -------- --------  --------
FINANCING ACTIVITIES:
 Increase(decrease) in deposits  114,563  142,885   86,302   129,998
 Proceeds from FHLB advances     873,179  477,153  420,900   300,807
 Repayment of FHLB advances     (832,605)(411,480)(362,628) (199,099)
 Proceeds from repurchase
  agreement borrowings               993    4,500    4,500       268
 Repayment of repurchase
  agreement borrowings            (4,301) (12,246) (10,492)  (13,008)
 Increase(decrease) in other
  borrowings                      (3,705)   5,029    9,180      (516)
 Compensation expense recognized
  for shares released for
  allocation to participants of
  the ESOP:
    Original basis of shares         928      619      619       382
    Excess of fair value of
     released shares over basis      582      685      686       542
 Cash dividends paid              (5,553)  (4,694)  (3,709)   (3,595)
 Net (cost)proceeds from
  exercised stock options            578      100       80      (265)
 Repurchases of stock, net of
  forfeitures                     (5,233) (12,481)  (8,567)  (15,266)
                                -------- -------- --------  --------
     Net cash provided by
      financing activities       139,426  190,070  136,871   200,248
                                -------- -------- --------  --------

                       continued on next page

                 BANNER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
   For the Years Ended December 31, 2000 and 1999 and the Nine Months
       Ended December 31, 1999 and the Year Ended March 31, 1999
                     (Continued from prior page)

                                                 Nine Months  Year
                                    Years Ended   Ended Dec-  Ended
                                    December 31   ember 31    March 31
                               ----------------- ----------  --------
                                   2000     1999     1999      1999
                                   ----     ----     ----      ----
                                    (Unaudited)
NET INCREASE (DECREASE) IN CASH
 AND DUE FROM BANKS               22,587  (29,464) (27,734)   29,974

CASH AND DUE FROM BANKS,
 BEGINNING OF PERIOD              44,769   74,233   72,503    42,529
                                 -------  -------  -------   -------
CASH AND DUE FROM BANKS,
 END OF PERIOD                   $67,356  $44,769  $44,769   $72,503
                                 =======  =======  =======   =======

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
 Interest paid                   $88,444  $70,719  $54,792   $59,407
 Taxes paid                      $10,161  $ 9,037  $ 7,298   $10,619
 Non-cash transactions:
  Loans, net of discounts,
   specific loss allowances and
   unearned income transferred
   to real estate held for sale  $ 1,922  $ 3,890  $ 3,854   $ 3,007
  Net change in accrued
   dividends payable             $   336  $   333  $    52   $   477
  Net change in unrealized gain/
   (loss) in deferred compensation
   trust and related liability $ 113 $ 2,177 $ 66 $ 3,498 Stock issued to Rabbi Trust/
   MRP                           $    86  $   653  $    52   $   601
  Stock forfeited by MRP         $     5  $    34  $     5   $    32
  Recognize tax benefit of
   vested MRP shares             $     2  $   188  $   188   $   276
  Non-cash portion of 10%
   stock dividend                $14,731  $    --  $    --   $24,371

The following summarizes the non-cash activities relating to acquisitions:

  Fair value of assets acquired      (48)(157,278) (51,374) (270,436)
  Fair value of liabilities
   assumed                            --  134,917   41,201   230,012
  Fair value of stock issued
   and options assumed to
   acquisitions' shareholders         48   12,043       --    32,527
                                 -------  -------  -------   -------
  Cash paid out in acquisition        --  (10,318) (10,173)   (7,897)
  Less cash acquired                  --    9,444    4,750    21,774
                                 -------  -------  -------   -------
  Net cash acquired (used)       $    --  $  (874) $(5,423)  $13,877
                                 =======  =======  =======   =======

           See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Name Change/Consolidation of Banking Operations: On October 30, 2000 First Washington Bancorp, Inc. (FWWB) changed its name to Banner Corporation (BANR or the Company) in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank (TB) merged with First Savings Bank of Washington (FSBW), FSBW converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank and changed its name, along with the names of its divisions, Whatcom State Bank and Seaport Citizens Bank, to Banner Bank (BB). At the same time, Inland Empire Bank
(IEB) changed its name to Banner Bank of Oregon (BBO). Because the changes occurred during the effective date of the current financial presentation, the names of First Savings Bank of Washington, Inland Empire Bank and Towne Bank continue to be used in this document when discussing business segment information in Note 27.

Basis for Presentation: The Company is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, BB and BBO (together, the Banks). BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington and its thirty-two branch offices and four loan production offices located in Washington, Oregon and Idaho. BBO is an Oregon- chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). BBO conducts business from its main office in Hermiston, Oregon, and its six branch offices and one loan production office located in northeast Oregon.

The Company and its Bank subsidiaries are subject to regulation by the Federal Reserve Board (FRB) and the FDIC. In addition BB and BBO are subject to the state banking regulations applicable to their state charters.

Change in Fiscal Year End: During May of 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. The prior fiscal period is for the transition period April 1, 1999 through December 31, 1999.

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

Principles of Consolidation: The consolidated financial statements include the accounts of BANR and its wholly owned subsidiaries, BB and BBO. All material intercompany transactions, profits and balances have been eliminated.

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

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; or the fair value of the loan collateral is significantly below the current loan balance and there is little or no near-term prospect for improvement.

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

Property and Equipment: The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year at rates adequate to charge off the related costs over their estimated useful lives:

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

Stock Compensation Plans: The Company loaned the ESOP the funds necessary to fund the purchase of 8% of the Company's initial public offering of common stock. The loan to the ESOP will be repaid principally from the Company's contribution to the ESOP, and the collateral for the loan is the Company's common stock purchased by the ESOP. As the debt is repaid, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants' accounts. As shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest (see additional discussion in Note 15).

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

Average Balances: Average balances are obtained from the best available daily, weekly or monthly data, which BANR's management believes approximate the average balances calculated on a daily basis.

Accounting for Derivative Instruments and Hedging Activities: Statement of Financial Accounting Standards (SFAS) No. 133, as amended by SFAS Nos. 137 and 138, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. BANR implemented this statement on January 1, 2001. The impact of the adoption of the provisions of this statement on the results of operations and financial condition of BANR was considered to be immaterial.

Reclassification: Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation.

Note 2: RECENT DEVELOPMENTS AND ACQUISITIONS

Consolidation of Banking Operations:
On October 30, 2000 the Company changed its name from First Washington Bancorp, Inc. (FWWB) to Banner Corporation (BANR or the Company) in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank (TB) merged with First Savings Bank of Washington
(FSBW), FSBW converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank and changed its name, along with the names of its divisions, Whatcom State Bank (WSB) and Seaport Citizens Bank
(SCB), to Banner Bank (BB). At the same time, Inland Empire Bank (IEB) changed its name to Banner Bank of Oregon (BBO). The combination was designed to strengthen the Company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional and brand identity. Final integration of all data processing into a common system is scheduled for completion by December 31, 2001. In light of the new Gramm-Leach-Bliley financial modernization legislation, the Company chose to retain a separate charter for BBO and to operate two banking subsidiaries. The recent legislation enacts Federal Home Loan Bank System reforms that impact community financial institutions. A community financial institution is defined as a "member of the Federal Home Loan Bank (FHLB) System, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) and that has average total assets (over the preceding three years) of less than $500 million." One provision of the reform provides community financial institutions with the ability to obtain long-term FHLB advances to fund small business, small farm and small agribusiness loans. In addition, community financial institutions will be able to offer these loans as collateral for such borrowings. This provision, which represents a change in policy from the previous requirements that these funds be securitized primarily by residential mortgage loans, will be available only to community financial institutions.
As an independent subsidiary, BBO currently qualifies as a community financial institution. Merging BBO and BB would disqualify it and remove this favorable status. On the other hand, consolidation of support operations continues and the Company expects to receive long-term benefits from the proposed efficiencies. BB and BBO operate under the direction of the same Board of Directors and Executive Management.

Declaration of 10% Stock Dividend:
On October 19, 2000 BANR's Board of Directors declared a 10% stock dividend payable November 10, 2000 to shareholders of record on October 31, 2000. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

Mortgage Lending Subsidiary:
On April 1, 2000 BB opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, with John Satterberg as President. Primary lending activities for CFC are in the area of construction and permanent financing for one- to four-family residential dwellings. CFC, an Oregon corporation, functions as a wholly owned subsidiary of Banner Bank. BB has capitalized CFC with $2 million of equity capital and provides funding support for CFC's lending operations.

Recent Accounting Standard Not Yet Adopted:
In September 2000, the FASB issued Statement of Financial Accounting Standards(SFAS) No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions of this statement are not expected to have a material effect on the Company's financial position or results of operations.

Acquisition of Seaport Citizens Bank:
On April 1, 1999, the Company and FSBW (now operating as BB) completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB's net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period and resulted in a current charge to earnings of $108,100 per quarter, beginning in the quarter ended June 30,1999, or $433,000 per year. Founded in 1979, SCB was a commercial bank which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders' equity at March 31, 1999. SCB operated two full service branches in Lewiston, Idaho. SCB's results of operations are included in the Company's consolidated results of operations and financial statements for all periods subsequent to April 1,1999.

Acquisition of  Whatcom State Bancorp, Inc.:
On January 1, 1999 the Company completed the acquisition of Whatcom State Bancorp, Inc. The Company paid $12.1 million in common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom State Bancorp, Inc. into the Company, WSB became a division of FSBW ( now operating as BB ). The acquisition was accounted for as a purchase and resulted in the recording of approximately $6.0 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). Goodwill assets are being amortized over a 14-year period resulting in a current charge to earnings of approximately $105,200 per quarter or $421,000 per year. Founded in 1980, WSB was a community commercial bank which had, before recording of purchase accounting adjustments, approximately $99 million in total assets, $85 million in deposits, $79 million in loans, and $5.4 million in shareholders' equity at December 31, 1998. WSB operated five branches in the Bellingham, Washington, area Bellingham, Ferndale, Lynden, Blaine and Point Roberts. WSB's results of operations are included in the Company's consolidated results of operations and financial statements for all periods subsequent to January 1,1999.

Note 3: CASH AND DUE FROM BANKS

Cash and due from banks consisted of the following (in thousands):

                                        December 31      December 31
                                           2000             1999
                                          ------           ------
   Cash on hand and demand deposits      $52,053          $41,810
   Cash equivalents:
   Short-term cash investments             4,073              559
   Federal funds sold                     11,230            2,400
                                          ------           ------
                                         $67,356          $44,769
                                          ======           ======

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $12.5 million and $9.1 million at December 31, 2000 and 1999, respectively.

Note 4: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (in thousands):

                                       December 31, 2000
                           -------------------------------------------
                                      Gross       Gross      Estimated
                           Amortized  unrealized  unrealized  fair
                               cost   gains       losses      value
                           ---------  ----------  --------   ------
U.S.Government and agency
 obligations                 $61,468   $    181   $  (224)  $ 61,425
Municipal bonds:
   Taxable                     5,354         20      (259)     5,115
   Tax exempt                 25,383        583      (193)    25,773
Corporate bonds               21,350         --      (915)    20,435
Mortgage-backed securities:
   FHLMC certificates          3,025         40       (21)     3,044
   FHLMC collateralized
    mortgage obligations      38,643         29    (1,284)    37,388
                            --------   --------  --------   --------
     Total FHLMC mortgage-
       backed securities      41,668         69    (1,305)    40,432

   GNMA certificates          16,808         76      (242)    16,642
   GNMA collateralized
    mortgage obligations       7,220         19       (39)     7,200
                            --------   --------  --------   --------
     Total GNMA mortgage-
      backed securities       24,028         95      (281)    23,842

   FNMA certificates           5,311         81       (27)     5,365
   FNMA collateralized
    mortgage obligations      67,641        482    (1,700)    66,423
                            --------   --------  --------   --------
     Total FNMA mortgage-
      backed securities       72,952        563    (1,727)    71,788

   Other collateralized
    mortgage obligations      56,987        129    (1,097)    56,019

FHLMC stock                    1,035      2,479        --      3,514
FNMA stock                       303        101        --        404
FARMERMAC stock                   10         34        --         44
Miscellaneous equities            --          7        --          7
                            --------   --------   --------  --------
                            $310,538   $  4,261   $(6,001)  $308,798
                            ========   ========   ========  ========

Proceeds from sales of securities during the year ended December 31, 2000 were $21,703,000. Gross gains of $957,000 and gross losses of $894,000 were realized on those sales.

                                       December 31, 1999
                           -------------------------------------------
                                      Gross       Gross      Estimated
                           Amortized  unrealized  unrealized  fair
                               cost   gains       losses      value
                           ---------  ----------  ---------- --------

U.S. Government and agency
 obligations                $ 60,197   $     62   $(1,391)  $ 58,868
Municipal bonds:
  Taxable                     4,947         33      (229)     4,751
   Tax exempt                 30,505        635      (555)    30,585
Corporate bonds               22,689         --    (1,125)    21,564
Mortgage-backed securities:
   FHLMC certificates          3,372         20       (68)     3,324
   FHLMC collateralized
    mortgage obligations      56,935         48    (2,773)    54,210
                            --------   --------   --------  --------
     Total FHLMC mortgage-
      backed securities       60,307         68    (2,841)    57,534

   GNMA certificates          18,982         34      (710)    18,306
   GNMA collateralized
    mortgage obligations       8,697          8      (201)     8,504
                            --------   --------   --------  --------
     Total GNMA mortgage-
      backed securities       27,679         42      (911)    26,810

   FNMA certificates           5,518         17       (83)     5,452
   FNMA collateralized
    mortgage obligations      80,916        254    (2,551)    78,619
                            --------   --------   --------  --------
     Total FNMA mortgage-
      backed securities       86,434        271    (2,634)    84,071

   Other collateralized
    mortgage obligations      62,497         24    (2,126)    60,395

FHLMC stock                    1,049      2,327       (20)     3,356
FNMA stock                       303         72        (3)       372
FARMERMAC stock                   10         27        --         37
Miscellaneous equities            --          4        --          4
                           ---------  ---------  --------   --------
                            $356,617    $ 3,565  $(11,835)  $348,347
                           =========  =========  ========   ========

Proceeds from sales of securities during the nine months ended December 31, 1999 were $5,829,000. Gross gains of $2,000 and gross losses of $0 were realized on those sales.

At December 31, 2000 and 1999, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government, its agencies and U.S. Government sponsored enterprises) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.

The amortized cost and estimated fair value of securities available for sale at December 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 December 31, 2000
                                              -----------------------
                                              Amortized     Estimated
                                                   cost    fair value
                                              ---------    ----------

Due in one year or less                       $  12,034    $   12,016
Due after one year through five years            61,413        61,449
Due after five years through ten years           24,991        24,785
Due after ten years                             210,752       206,579
                                              ---------    ----------
                                                309,190       304,829
Equity securities                                 1,348         3,969
                                              ---------    ----------
                                              $ 310,538    $  308,798
                                              =========    ==========

Note 5: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (in thousands):

                                      December 31, 2000
                           -------------------------------------------
                                           Gross       Gross Estimated
                           Amortized  unrealized  unrealized      fair
                                cost       gains      losses     value
                           ---------  ----------  ---------- ---------
Mortgage-backed securities:
   FHLMC/FNMA certificates $   1,992  $       44  $       --  $ 2,036
Municipal bonds:
   Tax exempt                  2,438          34         (27)   2,445
   Taxable                       997           8          --    1,005
Corporate bonds                7,000         493          --    7,493
Asset-backed securities        5,290          --          --    5,290
                           ---------  ----------  ---------- --------
                           $  17,717  $      579  $      (27) $18,269
                           =========  ==========  ========== ========

                                      December 31, 1999
                           -------------------------------------------
                                           Gross       Gross Estimated
                           Amortized  unrealized  unrealized      fair
                                cost       gains      losses     value
                           ---------  ----------  ---------- ---------
Mortgage-backed securities:
   FHLMC certificates      $   1,196  $       --  $      (25) $ 1,171
Municipal bonds:
   Tax exempt                  1,613          11          (2)   1,622
   Taxable                     1,096          11         (10)   1,097
Corporate bonds                4,000          --         (10)   3,990
Asset-backed securities        5,865          --         (29)   5,836
                           ---------  ----------  ---------- --------
                           $  13,770  $       22  $      (76) $13,716
                           =========  ==========  ==========  =======

The amortized cost and estimated fair value of securities held to maturity at December 31, 2000, by contractual maturity, are shown below (in thousands):

                                                December 31, 2000
                                              -----------------------
                                              Amortized     Estimated
                                                   cost    fair value
                                              ---------    ----------

Due in one year or less                       $     227    $      226
Due after one year through five years             7,557         7,562
Due after five years through ten years              102           113
Due after ten years                               9,831        10,368
                                              ---------    ----------
                                              $  17,717    $   18,269
                                              =========    ==========

Note 6: ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS.

The following table sets forth the composition of income from securities and cash equivalents for the periods indicated (in thousands):

                                    Year Ended   Nine Months   Year
                                    December 31   Ended Dec-   Ended
                                   -------------   ember 31    March 31
                                   2000     1999     1999      1999
                                   ----     ----     ----      ----
                                        (Unaudited)

Taxable interest income           $7,853   $6,239   $4,409    $6,069
Tax-exempt interest income         1,859    2,036    1,517     1,967
Other stock dividend income          106       85       83        71
Federal Home Loan Bank stock
 dividend income                   1,728    1,721    1,286     1,545
   Total income from securities
     and cash equivalents         ------  -------  -------   -------
                                 $11,546  $10,081  $ 7,295   $ 9,652
                                  ======  =======  =======   =======

Note 7: LOANS RECEIVABLE

Loans receivable at December 31, 2000 and 1999 are summarized as follows (in thousands) (includes loans held for sale):

                                              December 31   December 31
                                                     2000          1999
                                               ----------   -----------
Loans:
  Secured by real estate
   One- to four-family real estate loans      $  408,613     $  419,132
   Commercial                                    366,071        330,258
   Multifamily                                    84,282         66,287
   Construction and land                         271,273        194,625
  Commercial                                     228,676        194,817
  Agribusiness                                    67,809         55,052
  Consumer, including credit cards                60,359         61,534
                                              ----------     ----------
     Total loans                               1,487,083      1,321,705
  Less allowance for loan losses                  15,314         13,541
                                              ----------     ----------
     Total net loans at end of period         $1,471,769     $1,308,164
                                              ==========     ==========

Loans serviced for others totaled $284,551,000 and $273,926,000 at December 31, 2000 and 1999, respectively. Custodial accounts maintained in connection with this servicing totaled $2,469,000 and $2,531,000 at December 31, 2000 and 1999, respectively.

The Banks' outstanding loan commitments totaled $262,418,000 and $166,921,000 at December 31, 2000 and 1999, respectively. In addition, the Banks had outstanding commitments to sell loans of $7,940,000 at December 31, 2000.

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

                                       December 31        December 31
                                           2000              1999
                                   -----------------   -----------------
                                     Loan  Allocated     Loan  Allocated
                                   amount   reserves   amount   reserves
                                   ------  ---------   ------  ---------
Impaired loans:
  Non-accrual                      $3,865   $   133    $2,563   $   117
  Accrual                              --        --       400        --
                                   ------   -------    ------   -------
                                   $3,865   $   133    $2,963   $   117
                                   ======   =======    ======   =======

The average balance of impaired loans and the related interest income recognized were as follows:

                                                           Nine
                                    Year Ended     Months Ended  Year Ended
                                    December 31     December 31    March 31
                                   --------------  ------------  ----------
                                    2000     1999          1999        1999
                                    ----     ----          ----        ----
                                         (Unaudited)

Average balance of impaired loans  $3,899  $3,455        $3,447      $  622
Interest income recognized             --      --            --          --

The Banks originate both adjustable- and fixed-rate loans. At December 31, 2000, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

  Fixed-rate (term to maturity):
      Due in one year or less                               $  49,844
      Due after one year through three years                   80,466
      Due after three years through five years                 95,240
      Due after five years through ten years                  142,888
      Due after ten years                                     342,179
                                                            ---------
                                                            $ 710,617
                                                            =========
  Adjustable-rate (term to rate adjustment):
      Due in one year or less                               $ 601,110
      Due after one year through three years                   65,676
      Due after three years through five years                 70,911
      Due after five years through ten years                   32,173
      Due after ten years                                       6,596
                                                            ---------
                                                            $ 776,466
                                                            =========

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

Note 8: ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING LOANS
An analysis of the changes in the allowances for loan losses is as follows (in thousands):
                                                           Nine
                                    Years Ended    Months Ended  Year Ended
                                    December 31     December 31    March 31
                                   --------------  ------------  ----------
                                    2000     1999          1999        1999
                                    ----     ----          ----        ----
                                         (Unaudited)

Balance, beginning of period       $13,541  $10,718    $12,261     $ 7,857
Allowances added through
 business combinations                  --    1,554        477       2,693
Sale of credit card portfolio         (174)      --         --          --
Provision                            2,867    2,516      1,885       2,841
Recoveries of loans previously
 charged off:
   One-to four-family real estate
    loans                                2        2         --          --
   Commercial/multifamily real
    estate                               2       --          1          60
   Commercial business                  40      458        450         143
   Agricultural business                 1        6          6           1
   Consumer finance                      3       16          8          15
   Credit cards                         63        5          3           6
                                   -------  -------    -------     -------
                                       111      487        468         225
Loans charged off:
   One-to four-family real estate
    loans                              (90)    (532)      (532)        (25)
   Commercial/multifamily real
    estate                             (31)     (29)        --         (35)
   Construction/land                   (12)     (33)       (24)        (69)
   Commercial business                (403)    (856)      (841)       (911)
   Agricultural business               (16)     (19)       (19)         (5)
   Consumer finance                    (85)     (85)        (8)       (126)
   Credit cards                       (394)    (180)      (126)       (184)
                                   -------  -------    -------     -------
                                    (1,031)  (1,734)    (1,550)     (1,355)
Net charge-offs                       (920)  (1,247)    (1,082)     (1,130)
                                   -------  -------    -------     -------
Balance, end of period             $15,314  $13,541    $13,541     $12,261
                                   =======  =======    =======     =======

The following is a schedule of the Company's allocation of the allowance for loan losses (in thousands):

                                         December 31 December 31 March 31
                                            2000        1999       1999
                                            ----        ----       ----
Specific or allocated loss allowances:
Secured by real estate:
  One- to four-family real estate loans   $ 2,256     $ 2,334    $ 2,757
  Commercial/multifamily                    5,287       4,273      3,567
  Construction/land                         2,738       1,638      1,597
Commercial/agricultural business            3,710       2,830      2,522
Consumer, credit card and other               879       1,023        841
                                          -------     -------    -------
     Total allocated                       14,870      12,098     11,284

Unallocated                                   444       1,443        977
                                          -------     -------    -------
     Total allowance for loan losses      $15,314     $13,541    $12,261
                                          =======     =======    =======
Ratio of allowance for loan losses
 to non-performing loans                     1.83        2.67       1.60
Allowance for loan losses as a percent
 of net loans(loans receivable excluding
 allowance for losses)                       1.03%       1.02%      1.10%


The following is a schedule of the Company's non-performing loans (in thousands):

                                         December 31 December 31 March 31
                                            2000        1999       1999
                                            ----        ----       ----
Nonaccrual Loans:
  One-to four-family real estate loans     $  873      $  623     $3,564
  Commercial/multifamily real estate        1,741         129        351
  Construction/land                         2,937       2,514        767
  Commercial business                       1,734       1,203      1,392
  Agricultural business                       529          --         47
  Consumer, credit card and other              18           9         17
                                           ------      ------     ------
                                            7,832       4,478      6,138
Loans more than 90 days delinquent,
 still on accrual:
  One-to four-family real estate loans         20         155         20
  Commercial/multifamily real estate           --          --        384
  Construction/land                            --          --         --
  Commercial business                           1          25         --
  Agricultural business                       467         334      1,052
  Consumer, credit card and other              54          79         82
                                           ------      ------     ------
                                              542         593      1,538
                                           ------      ------     ------
Total non-performing loans                 $8,374      $5,071     $7,676
                                           ======      ======     ======
Non-performing loans to net loans            0.56%       0.38%      0.69%

Loans are normally placed on nonaccrual status when interest is 90 days past due; however, certain loans with third party guarantees from government-sponsored enterprises or readily accessible cash collateral may remain on an accrual basis beyond 90 days past due.

Note 9: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                             December 31    December 31
                                                2000           1999
                                                ----           ----
  Buildings and leasehold improvements        $17,789        $16,524
  Furniture and equipment                      15,320         13,709
                                              -------        -------
                                               33,109         30,233
  Less accumulated depreciation                17,694         15,927
                                              -------        -------
                                               15,415         14,306
  Land                                          2,331          2,331
                                              -------        -------
                                              $17,746        $16,637
                                              =======        =======

Note 10: DEPOSITS

Deposits consist of the following at December 31, 2000 and 1999 (in thousands):

                                               December 31   December 31
                                                  2000          1999
                                                  ----          ----
Demand, NOW and Money Market accounts,
 including non-interest-bearing deposits
 at December 31,  2000 and 1999 of $140,779
 and $114,252, respectively, 0% to 6%        $  349,636    $  342,592

Regular savings, 2% to 6%                        44,427        53,305

Certificate accounts:
  0.00% to 2%                                       257            --
  2.01% to 4%                                     2,015         2,339
  4.01% to 6%                                   217,799       576,597
  6.01% to 8%                                   425,456       102,625
  8.01% to 10%                                  153,075           688
  10.01% to 12%                                      50             6
                                             ----------    ----------
                                                798,652       682,255
                                             ----------    ----------
                                             $1,192,715    $1,078,152
                                             ==========    ==========

Deposits at December 31, 2000 and 1999 include public funds of $82,205,000 and $72,943,000, respectively. CD's and securities with a carrying value of $14,092,000 and $13,711,000 were pledged as collateral on these deposits at December 31, 2000 and 1999, respectively, which exceeds the minimum collateral requirements established by state regulations.

Scheduled maturities of certificate accounts at December 31, 2000 and 1999 are as follows (in thousands):

                                          December 31   December 31
                                             2000          1999
                                             ----          ----

Due in one year or less                   $614,873      $477,112
Due after one year through two years       121,329        99,422
Due after two years through three years     36,202        69,956
Due after three years through four years     8,050        14,533
Due after four years through five years      9,581        12,349
Due after five years                         8,617         8,883
                                          --------      --------
                                          $798,652      $682,255
                                          ========      ========

Included in deposits are deposit accounts in excess of $100,000 of $314,889,000 and $248,129,000 at December 31, 2000 and 1999, respectively.
Interest on deposit accounts in excess of $100,000 totaled $13,103,000 for the year ended December 31, 2000, $8,786,000 for the nine months ended December 31, 1999 and $7,568,000 for the year ended March 31, 1999.

Deposit interest expense by type for the years ended December 31, 2000 and 1999, the nine months ended December 31, 1999 and the year ended March 31, 1999 was as follows (in thousands):

                                                 Nine Months  Year
                                    Year Ended   Ended Dec-  Ended
                                    December 31   ember 31    March 31
                                 --------------- ----------- ---------
                                   2000     1999     1999      1999
                                   ----     ----     ----      -----
                                         (Unaudited)

Certificates                     $44,892  $32,553  $25,105   $27,407
Demand, NOW and Money
 Market accounts                   6,782    6,497    5,034     5,256
Regular savings                    1,446    1,751    1,336     1,356
                                 -------  -------  -------   -------
                                 $53,120  $40,801  $31,475   $34,019
                                 =======  =======  =======   =======

Note 11: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Banks have entered into borrowing arrangements with the FHLB to borrow funds under a short-term cash management advance program and long-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB. Additionally, mortgage loans receivable and securities issued, insured, or guaranteed by the U.S. Government or agencies thereof are pledged as security for the loans. At December 31, 2000, FHLB advances were scheduled to mature as follows (in thousands):

                          Adjustable-rate    Fixed-rate       Total
                            advances          advances       advances
                          -------------    --------------  --------------
                          Rate*  Amount    Rate*   Amount  Rate*   Amount
                          -----  ------    -----   ------  --------------

Due in one year or less   6.61%  $8,000    6.20% $192,280   6.22% $200,280
Due after one year through
 two years                  --       --    6.26   153,470   6.26   153,470
Due after two years through
 three years                --       --    6.21    82,920   6.21    82,920
Due after three years
 through four years         --       --    6.58    10,000   6.58    10,000
Due after four years
 through five years         --       --    6.98    29,500   6.98    29,500
Due after five years        --       --    6.06    30,928   6.06    30,928
                                 ------          --------         --------
                          6.61%  $8,000    6.27% $499,098   6.27% $507,098
                                 ======          ========         ========
* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2000 and 1999, the nine months ended December 31, 1999 and the year ended March 31, 1999 (in thousands):
                                                      Nine
                                                      Months      Year
                                     Years Ended      Ended Dec-  Ended
                                     December 31      ember 31   March 31
                                  ------------------  ---------  --------
                                    2000      1999      1999       1999
                                    ----      ----      ----       ----
                                          (Unaudited)
Maximum outstanding at any
 month end                        $545,198  $466,524  $466,524   $410,304
Average outstanding                509,665   420,647   425,293    363,279
Weighted average interest rates:
   Annual                             6.19%     5.77%     5.78%      5.90%
   End of period                      6.27      5.86      5.86       5.74
Interest expense during
 the period                       $ 31,568  $ 24,284  $ 18,505   $ 21,430

Note 12: OTHER BORROWINGS

Retail Repurchase Agreements and Other Short-Term Borrowings are included in other borrowings. At December 31, 2000, retail repurchase agreements carry interest rates ranging from 3.54% to 7.20%, payable at maturity, and are secured by the pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a carrying value of $12,229,000 as of December 31, 2000.

A summary of retail repurchase agreements and other short-term borrowings at December 31, 2000 and 1999 by the period remaining to maturity is as follows (in thousands):

                                        December 31, 2000  December 31, 1999
                                        -----------------  -----------------
                                         Weighted           Weighted
                                         average            average
                                          rate    Balance    rate    Balance
                                          ----    -------    ----    -------
Retail repurchase agreements:
  Due in one year or less                 6.24%  $ 6,449     5.29%  $ 7,356
  Due after one year through two years    6.82       251       --        --
  Due after two years through three
   years                                  7.19       973       --        --
  Due after three years through four
   years                                  6.45     2,046     7.18     1,101
  Due after five years                    5.75     1,429       --        --
                                                 -------            -------
                                          6.31%   11,148     5.53%    8,457
                                                 -------            -------
Other short-term borrowings:
   Due in one year or less                 --         --     4.67%    6,500
                                                 -------            -------
     Total retail repurchase
      agreements and other short-
      term borrowings                            $11,148            $14,957
                                                 =======            =======

The maximum and average outstanding balances and average interest rates on retail repurchase agreements and other short-term borrowings were as follows for the years ended December 31, 2000 and 1999, nine months ended December 31, 1999 and the year ended March 31, 1999, respectively (in thousands):

                                                      Nine
                                                      Months      Year
                                     Years Ended      Ended Dec-  Ended
                                     December 31      ember 31   March 31
                                  ------------------  ---------  --------
                                    2000      1999      1999       1999
                                    ----      ----      ----       ----
                                           (Unaudited)

Maximum outstanding at any
 month end                       $ 12,806   $ 14,957  $  9,917   $ 17,300
Average outstanding                10,217      7,928     8,698     10,404
Weighted average interest rates:
  Annual                             6.67%      5.60%     5.49%      5.61%
  End of period                      6.31       5.53      5.53       5.59
Interest expense during
 the period                      $    681   $    444  $    360   $    584

Wholesale Repurchase Agreements:   The table below outlines the wholesale
repurchase agreements as of December 31, 2000 and 1999. The agreements to repurchase are secured by mortgage-backed securities with a carrying value of $66,405,000 at December 31, 2000. The broker holds the security while BB continues to receive the principal and interest payments from the security. Upon maturity of the agreement the pledged securities will be returned to BB.

A summary of wholesale repurchase agreements at December 31, 2000 and 1999 by the period remaining to maturity is as follows (in thousands):

                            December 31, 2000        December 31, 1999
                          ---------------------   ----------------------
                          Weighted                Weighted
                           average                 average
                              rate     Balance        rate     Balance
                              ----     -------        ----     --------

Due in one year or less      6.64%    $  63,390      6.02%     $  66,698

The maximum and average outstanding balances and average interest rates on wholesale repurchase agreements were as follows for the year ended December 31, 2000 and 1999, nine months ended December 31, 1999 and the year ended March 31, 1999 (in thousands):

                                                         Nine
                                                        Months      Year
                                     Years Ended        Ended Dec-  Ended
                                     December 31        ember 31   March 31
                                  ------------------    ---------  --------
                                    2000      1999        1999       1999
                                    ----      ----        ----       ----
                                           (Unaudited)

Maximum outstanding at any
  month end                       $ 65,810   $ 74,444   $ 71,099   $ 85,430
Average outstanding                 65,043     70,364     68,982     72,276
Weighted average interest rates:
  Annual                              6.50%      5.44%      5.50%      5.78%
  End of period                       6.64       6.02       6.02       5.65
Interest expense during the
 period                           $  4,225   $  3,831   $  4,409   $  4,180

Note 13: INCOME TAXES

Provisions of the Small Business Job Protection Act of 1996 (the "Job Protection Act") significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows thrifts to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income. The tax liability for this recapture is included in the accompanying Consolidated Financial Statements.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $5,318,000 at December 31, 2000. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the company is required to recapture certain tax bad debt reserves of the acquiree. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

The provision for income taxes for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999 differs from that computed at the statutory corporate tax rate as follows (in thousands):
                                                      Nine
                                   Year Ended     Months Ended    Year Ended
                                   December 31    December 31      March 31
                                      2000            1999           1999
                                      ----            ----           ----

Taxes at statutory rate             $ 10,005        $  7,329       $  8,651
Increase (decrease) in taxes:
  Tax-exempt interest                   (571)           (463)          (597)
  Amortization of costs in
   excess of net assets acquired       1,096             817            822
  Investment in life insurance          (115)            (48)           (73)
  Difference in fair market value
   versus basis of released ESOP
   shares                                (10)             32             34
  State income taxes net of
   federal tax benefit                   281             229            279
  Other                                 (448)            174            161
                                    --------        --------       --------
                                    $ 10,238        $  8,070       $  9,277
                                    ========        ========       ========

The provision for income tax expense for the year ended December 31, 2000, the nine months ended December 31, 1999 and the fiscal year ended March 31, 1999 is composed of the following (in thousands):

                                                      Nine
                                   Year Ended     Months Ended    Year Ended
                                   December 31    December 31      March 31
                                      2000            1999           1999
                                      ----            ----           ----

Current                             $  9,560      $  8,346         $  9,696
Deferred                                 678          (276)            (296)
Change in valuation allowance             --            --             (123)
                                    --------      --------         --------
                                    $ 10,238      $  8,070         $  9,277
                                    ========      ========         ========

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets (liabilities) at December 31, 2000 and 1999 consisted of the following (in thousands):

                                            December 31        December 31
                                               2000               1999
                                               ----               ----

Deferred tax assets:
  Loan loss reserves per books              $  5,461           $  4,835
  Deferred compensation and vacation           1,869              1,740
  Other                                          121                119
                                            --------           --------
                                               7,451              6,694
                                            --------           --------
Deferred tax liabilities:
  Change in method of accounting for
   amortization of premium and discount
   on investments                                 59                 84
  Tax basis bad debt reserves to be
   recovered                                     439                659
  FHLB stock dividends                         3,256              2,418
  Depreciation                                   984                762
  Deferred loan fees and servicing rights        827                336
  Other                                          152                 23
                                            --------           --------
                                               5,717              4,282
                                            --------           --------
                                               1,734              2,412

Valuation allowance                              (13)               (13)
                                            --------           --------
Income benefit related to unrealized
 gain/loss on securities available
 for sale                                      1,721              2,399
                                                 616              2,939
                                            --------           --------
Deferred tax asset (liability), net         $  2,337           $  5,338
                                            ========           ========

Note 14: EMPLOYEE BENEFIT PLANS

The Banks have their own profit sharing plans for all eligible employees. The plans are funded annually at the discretion of the individual Banks' Boards of Directors. There were no contributions charged to operations for the year ended December 31, 2000 and the nine months ended December 31, 1999. For the year ended March 31, 1999, $5,500 was expensed.

BB has entered into a salary continuation agreement with certain of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $240,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. BB is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program for the year and nine months ended December 31, 2000 and 1999 were $241,300 and $162,300, respectively, and $139,000 for the year ended March 31, 1999. The plan's projected benefit obligation is $2,117,000, of which $1,039,500 was vested at December 31, 2000. The assumed discount rate was 7.00% for the year and nine months ended December 31, 2000 and 1999, respectively, and 8.00% for the year ended March 31, 1999. At December 31, 2000, an obligation of $1,039,500 and cash value of life insurance of $2,441,800 were recorded. At December 31, 1999, an obligation of $805,800 and cash value of life insurance of $2,331,800 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program resulting in a net cost of $131,200 and $82,700 for the year and nine months ended December 31, 2000 and 1999, respectively, and $31,000 for the year ended March 31, 1999.

BBO also has a non-qualified, non-contributory retirement compensation plan for certain bank employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to this plan included in the year and nine months ended December 31, 2000 and 1999, and fiscal year ended March 31, 1999 operations were $84,000, $79,000 and $54,000, respectively.

The Company and its subsidiaries also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain bank employees. The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund the plans' future obligations the Company has purchased life insurance polices, contributed to money market investments and purchased common stock of the Company which are held in a "Rabbi Trust." The obligation relating to the purchased shares was reclassified from liabilities to stockholders' equity.
As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was recorded at original cost of $2,552,000 at December 31, 2000 and $2,333,000 at December 31, 1999. The money market investments and cash surrender value of the life insurance policies are included in other assets.

Note 15: EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company established for eligible employees an ESOP and related trust that became effective upon the former mutual holding company's conversion to a stock-based holding company. Eligible employees of BB as of January 1, 1995 and eligible employees of the Company employed after such date who have been credited with at least 1,000 hours during a 12-month period will become participants.

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock. The loan will be repaid principally from the Company's contributions to the ESOP over a period not to exceed 25 years, and the collateral for the loan will be the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP will be discretionary; however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The interest rate for the loan is 8.75%.

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for the year ended December 31, 2000, nine months ended December 31, 1999 and the year ended March 31, 1999 was $1,510,000, $974,000 and $924,000, respectively.

As of December 31, 2000, the Company has 633,278 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $9,657,000 at December 31, 2000.

Note 16:  STOCK BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock based compensation plans as approved
by the shareholders:   the 1996 Management Recognition and Development Plan
(MRP), the 1996 Stock Option Plan and the 1998 Stock Option Plan (together,
SOPs).

Under the MRP, the Company is authorized to grant up to 528,075 shares of restricted stock to directors, officers and employees of BANR (formerly FWWB). The initial grant of 489,181 shares with a total cost of $6.0 million vests over a five-year period starting from the July 26, 1996, MRP approval date. The consolidated statements of income for the year ended December 31, 2000, nine months ended December 31, 1999 and the year ended March 31, 1999 reflect an accrual of $1,137,000, $1,045,000 and $1,307,000, respectively, in compensation expense for the MRP including $84,500, $71,000 and $113,900, respectively, of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the year ended December 31, 2000, nine months ended December 31, 1999 and the year ended March 31, 1999 follows:

                                                      Nine
                                   Year Ended     Months Ended    Year Ended
                                   December 31    December 31      March 31
                                      2000*          1999*          1999*
                                      -----          -----          -----

Shares granted-not vested,
 beginning of period                 183,527       287,753         387,451
  Shares granted                       4,476         3,025              --
  Shares vested                      (90,330)     (106,779)        (97,084)
  Shares forfeited                   (11,349)         (472)         (2,614)
                                    --------      --------         -------

Shares granted not vested,
 end of period                        86,324       183,527         287,753
                                    ========      ========         =======

*  Adjusted for stock dividend: see Note 2

Under the 1996 and 1998 SOPs, the Company has reserved 1,804,186 shares (adjusted for 10% stock dividend) for issuance pursuant to the exercise of stock options which may be granted to directors and employees. The exercise price of the stock options is set at 100% of the fair market value of the stock price at date of grant. Such options will vest ratably over a five-year period and any unexercised options will expire ten years after vesting or 90 days after employment or service ends.

Note 16:  STOCK BASED COMPENSATION PLANS AND STOCK OPTIONS (continued)

Details of stock options granted, vested, exercised, forfeited or terminated are as follows:

                                          Weighted      Weighted
                                          average       average           Number of option shares
                                        fair value at   exercise    -----------------------------------
                                        date of grant    price        Total      Granted    Exercisable
                                        -------------   --------    ---------    -------    -----------
For the year ended March 31, 1999: *
  Beginning balance                                                  1,117,723    899,206      218,517
  Options granted                           $  8.98     $  21.72       304,823    304,823           --
  Options assumed in aisition                 14.22         5.69       179,091         --      179,091
  Options vested                                                            --   (224,805)     224,805
  Options forfeited                                        12.29        (3,099)    (3,099)          --
  Options exercised                                         6.97       (28,441)        --      (28,441)
  Options terminated                                                        --         --           --
                                                                   -----------   --------   ----------
Number of option shares at March 31, 1999               $  13.68     1,570,097    976,125      593,972
                                                                   -----------   --------   ----------

For the nine months ended December 31, 1999: *
  Options granted                           $  5.30     $  14.21       211,463    211,463           --
  Options vested                                                            --   (288,389)     288,389
  Options forfeited                                        17.24       (18,125)   (18,125)          --
  Options exercised                                         8.42        (9,631)        --       (9,631)
  Options terminated                                                        --         --           --
                                                                   -----------   --------   ----------
Number of option shares at December 31, 1999            $  13.75     1,753,804    881,074      872,730
                                                                   -----------   --------   ----------

For the year ended December 31, 2000: *
  Options granted                           $  4.37     $  13.47       224,525    224,525            --
  Options vested                                                            --   (312,039)      312,039
  Options forfeited                                        14.64       (54,902)   (31,668)     (23,234)
  Options exercised                                         8.42       (66,391)        --      (66,391)
  Options terminated                                                        --         --            --
                                                                    ----------   --------------------------
Number of option shares at December 31, 2000            $  13.88     1,857,036    761,892     1,095,144
                                                                   -----------   -------------------------
*   Adjusted for stock dividends:  see Note 2



Note 16:  STOCK BASED COMPENSATION PLANS AND STOCK OPTIONS (continued)

Financial data pertaining to outstanding stock options granted at December 31, 2000 were as follows: *

                  Weighted average                       Number of    Weighted average    Weighted average
                    exercise price       Number of   option shares     exercise price        remaining
       Exercise   of option shares   option shares      vested and    of option shares      contractual
        price         granted            granted       exercisable       exercisable           life
       ------         -------            -------       -----------       -----------         --------
  $        1.18      $   1.18              6,059             6,059        $   1.18            8.0 yrs
   3.82 to 3.89          3.86              8,615             8,615            3.86            7.3 yrs
   4.26 to 5.58          4.90             63,386            63,386            4.90            7.3 yrs
   6.44 to 7.56          6.92                253               253            7.56            8.0 yrs
           8.03          8.03              2,532             2,532            8.03            8.0 yrs
          10.51         10.51             32,482            32,482           10.51            8.0 yrs
 12.19 to 13.95         12.66          1,357,311           852,822           12.45            5.7 yrs
 14.09 to 15.29         14.70             52,250             7,260           15.29            6.0 yrs
 16.31 to 17.95         16.96             24,750             3,850           17.14            8.6 yrs
 20.09 to 21.44         21.32            171,820            71,874           21.27            7.2 yrs
          22.05         22.05            137,578            46,011           22.05            8.0 yrs
                                       ---------         ---------
                                       1,857,036         1,095,144
                                       ---------         ---------






SFAS No. 123, Accounting for Stock-based Compensation, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions in the statement. Companies may continue following those rules to recognize and measure compensation as outlined in Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, but they are now required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provisions of SFAS No. 123. The Company continues to measure its employee stock-based compensation arrangements under the provisions of APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans had been determined consistent with SFAS No. 123, the Company's net income available to diluted common stock and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Nine
                              Year Ended      Months Ended        Year Ended
                             December 31       December 31          March 31
                                    2000              1999              1999
                             -----------       -----------        ----------
                             (dollars in thousands, except per share amounts)
Net income attributable to
 common stock:
  Basic:
   As reported                 $   18,348        $   12,869        $   15,440
   Pro forma                       17,168            11,891            14,113
  Diluted:
   As reported                 $   18,348        $   12,869        $   15,440
   Pro forma                       17,168            11,891            14,113
Net income per common share: *
  Basic:
   As reported                 $     1.62        $     1.12         $    1.33
   Pro forma                         1.52              1.04              1.22
  Diluted:
   As reported                 $     1.60        $     1.09         $    1.27
   Pro forma                         1.49              1.00              1.16

The compensation expense included in the pro forma net income attributable to diluted common stock and diluted earnings per share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

*  Adjusted for stock dividends:  see Note 2

The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants:

                                                      Nine
                              Year Ended      Months Ended        Year Ended
                             December 31       December 31          March 31
                                    2000              1999              1999
                              ----------      ------------        -----------

Annual dividend yield              4.25%             2.75%      1.20 to 1.75%
Expected volatility        28.2 to 41.1%     30.8 to 38.5%      23.9 to 35.7%
Risk free interest rate    6.18 to 6.95%     5.51 to 6.57%      4.96 to 6.79%
Expected lives                5 to 9 yrs   8.5 to 12.5 yrs    8.5 to 12.5 yrs

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company, BB, and BBO to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Banks to maintain minimum ratios of total capital and Tier 1 capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements. For BB and BBO, FDICIA established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and leverage ratio of not less than 4.00%. Any institution which is neither well-capitalized nor adequately capitalized will be considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Banks, individually, to comply with applicable capital requirements would, if unremedied, result in restrictions on their activities and lead to enforcement actions against BB and BBO by the FDIC, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC approval of any regulatory application filed for its review may be dependent on compliance with capital requirements.

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

                                                               Minimum to be
                                                                 categorized
                                                                 as "well-
                                                                 capitalized"
                                              Minimum           under prompt
                                             for capital         corrective
                            Actual            adequacy             action
                                              purposes           provisions
                        ---------------    ---------------     --------------
                        Amount    Ratio    Amount    Ratio     Amount   Ratio
                        ------    -----    ------    -----     ------   -----
                                       (dollars in thousands)
December 31, 2000:
The Company -
consolidated
 Total capital to
  risk-weighted assets $ 176,623  12.29%  $ 114,963  8.00%        N/A    N/A
 Tier 1 capital to
  risk-weighted assets   160,130  11.14      57,481  4.00         N/A    N/A
 Tier 1 leverage capital
  to average assets      160,130   8.25      77,599  4.00         N/A    N/A

BB
 Total capital to
  risk-weighted assets   150,882  12.20      98,975  8.00   $ 123,718  10.00%
 Tier 1 capital to
  risk-weighted assets   136,273  11.01      49,487  4.00      74,231   6.00
 Tier 1 leverage capital
  to average assets      136,273   7.92      68,787  4.00      85,983   5.00

BBO
 Total capital to
  risk-weighted assets    20,702  10.79      15,354  8.00      19,193  10.00
 Tier 1 capital to
  risk-weighted assets    18,833   9.81       7,677  4.00      11,516   6.00
 Tier 1 leverage capital
  to average assets       18,833   8.54       8,818  4.00      11,023   5.00

                                                               Minimum to be
                                                                 categorized
                                                                 as "well-
                                                                 capitalized"
                                              Minimum           under prompt
                                             for capital         corrective
                            Actual            adequacy             action
                                              purposes           provisions
                        ---------------    ---------------     --------------
                        Amount    Ratio    Amount    Ratio     Amount   Ratio
                        ------    -----    ------    -----     ------   -----
                                        (dollars in thousands)
December 31, 1999:
The Company -
consolidated
 Total capital to
  risk-weighted assets $ 160,152  12.79%  $ 100,163  8.00%        N/A    N/A
 Tier 1 capital to
  risk-weighted assets   146,612  11.71      50,082  4.00         N/A    N/A
 Tier 1 leverage capital
  to average assets      146,612   8.39      69,886  4.00         N/A    N/A

FSBW (now BB)
 Total capital to
  risk-weighted assets   107,294  13.27      64,704  8.00    $ 80,879  10.00%
 Tier 1 capital to
  risk-weighted assets    98,465  12.17      32,352  4.00      48,528   6.00
 Tier 1 leverage capital
  to average assets       98,465   7.74      50,907  4.00      63,633   5.00

IEB (now BBO)
 Total capital to
  risk-weighted assets    22,237  13.16      13,516  8.00      16,895  10.00
 Tier 1 capital to
  risk-weighted assets    20,485  12.13       6,758  4.00      10,137   6.00
 Tier 1 leverage capital
  to average assets       20,485   9.96       8,228  4.00      10,285   5.00

TB (now merged into BB)
 Total capital to
  risk-weighted assets    27,034   9.86      21,941  8.00      27,426  10.00
 Tier 1 capital to
  risk-weighted assets    24,075   8.78      10,970  4.00      16,456   6.00
 Tier 1 leverage capital
  to average assets       24,075   8.91      10,812  4.00      13,515   5.00

Company management believes that as of December 31, 2000, the Company, BB and BBO individually met all capital adequacy requirements to which they were subject. There have been no conditions or events since the end of the period that management believes have changed any Bank's individual category. The most recent exam notifications from the FDIC or state banking regulators as of December 31, 2000, individually categorized the Banks as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.

Note 18: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on the results of operations or consolidated financial position at December 31, 2000.

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

Note 20: GOODWILL

Costs in excess of net assets acquired (goodwill) consisted of the following (in thousands):

                                           December 31       December 31
                                                  2000              1999
                                           -----------       -----------

  Acquisitions net of accumulated
   amortization of $9,414,000 and
   $6,244,000, respectively                $   34,617        $   37,733
                                           ==========        ==========

Note 21: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments.. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments is as follows (in thousands):




                                                December 31, 2000                     December 31,1999
                                          ----------------------------          ----------------------------
                                            Carrying        Estimated             Carrying         Estimated
                                               value       fair value                value        fair value
                                          ----------       -----------          ----------        ----------
Assets:
  Cash                                    $   67,356       $   67,356           $   44,769        $   44,769
  Securities available for sale              308,798          308,798              348,347           348,347
  Securities held to maturity                 17,717           18,269               13,770            13,716
  Loans receivable held for sale               7,934            8,011                9,519             9,519
  Loans receivable                         1,463,835        1,455,901            1,298,645         1,274,360
  FHLB stock                                  28,807           28,807               24,543            24,543
  Mortgage servicing rights                    1,728            1,860                1,584             1,776

Liabilities:
  Demand, NOW and Money Market accounts      349,636          349,636              342,952           342,952
  Regular savings                             44,427           44,427               53,305            53,305
  Certificates of deposit                    798,652          802,231              682,255           679,706
  FHLB advances                              507,098          510,708              466,524           455,868
  Other borrowings                            74,538           74,667               81,655            81,636

Off-balance-sheet financial instruments:
  Commitments to sell loans               $       --       $       --           $       --        $       --
  Commitments to originate loans                  --               --                   --                --
  Commitments to purchase securities              --               --                   --                --
  Commitments to sell securities                  --               --                   --                --


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

Loans Receivable: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential, commercial/agricultural, consumer and other. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and non-performing categories.

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

Commitments: Commitments to sell loans with a notional balance of $7,940,000 and $2,647,000 at December 31, 2000 and 1999, respectively, have a carrying value of zero, representing the cost of such commitments. Commitments to originate loans, $262,418,000 and $166,921,000 at December 31, 2000 and 1999,
respectively, also have a carrying value of zero.  There were no commitments
to purchase or sell securities at December 31, 2000.   The fair value of such
commitments is also estimated to be zero based upon current market rates for similar loans and any fees received to enter into similar agreements.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 22: BANNER CORPORATION (BANR)
         (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):


BANR
Balance Sheets
December 31, 2000 and 1999
                                              December 31        December 31
                                                     2000               1999
                                                     ----               ----

 ASSETS
  Cash                                        $     2,544        $     2,446
  Investment in subsidiaries                      188,771            175,586
  Deferred tax asset                                  405                405
  Other assets                                      3,034              2,556
                                              -----------        -----------
                                              $   194,754        $   180,993
                                              ===========        ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                   $       959        $     1,820
  Stockholders' equity                            193,795            179,173
                                              -----------        -----------
                                              $   194,754        $   180,993
                                              ===========        ===========

BANR
Statements of Income
For the year ended December 31, 2000 and 1999, the nine months ended December 31, 1999 and the year ended March 31, 1999

                                                 Nine
                            Years Ended      Months Ended   Year Ended
                            December 31       December 31    March 31
                           ---------------    -----------   ----------
                           2000       1999       1999          1999
                           ----       ----       -----         ----
                                (Unaudited)

 INTEREST INCOME:
  Certificates and
   time deposits        $    48    $    93    $      81     $      56
  Investments                --         40           --           401
  ESOP loan                  --         --           --           325
                        -------    -------    ---------     ---------
                             48        133           81           782

 OTHER INCOME:
  Dividend income
   from subsidiaries      8,351      8,032        6,041         6,914
  Equity in
   undistributed
   income of
   subsidiaries          11,288      9,915        7,638         9,096

 OTHER EXPENSE            2,027      1,751        1,331         1,653
                       --------    -------    ---------     ---------
                         17,660     16,329       12,429        15,139
 PROVISION FOR
 (BENEFIT FROM)
 INCOME TAXES              (688)      (569)        (440)         (301)
                       --------    -------    ---------     ---------
 NET INCOME            $ 18,348    $16,898    $  12,869     $  15,440
                       ========    =======    =========     =========

BANR
Statements of Cash Flows
For the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999

                                                      Nine
                              Year Ended      Months Ended        Year Ended
                             December 31       December 31          March 31
                                    2000              1999              1999
                             -----------      ------------      ------------

OPERATING ACTIVITIES:
  Net income                  $   18,348        $   12,869        $   15,440
  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Equity in undistributed
    earnings of subsidiaries     (11,288)           (7,638)           (9,096)
   Net amortization of
    investment discounts              --                --              (394)
   Amortization of MRP
    liability                        302               339               339
   (Increase) decrease in
    deferred taxes                    --               (67)               --
   (Increase) decrease in
    other assets                    (447)               52                44
   Increase (decrease) in
    other liabilities             (1,167)              147              (123)
                             -----------      ------------      ------------
    Net cash provided (used)
     by operating activities      (5,748)           (5,702)           (6,210)
                             -----------      ------------      ------------
 INVESTING ACTIVITIES:
  Purchase of securities
   available for sale                 --                --          (136,831)
  Principal repayments and
   maturities of securities
   available for sale                 --                --           149,200
  Funds transferred to
   deferred compensation
   trust                             (60)              (66)              (80)
  Acquisitions of
   subsidiaries                       (7)               --            (7,824)
  Dividends received from
   subsidiaries                    4,000            12,000                --
  Payments received on loan
   to ESOP for release of
   shares                          1,510             1,305               633
  Additional investment
   in subsidiaries                (1,100)           (4,494)           (5,730)
                             -----------      ------------      ------------
    Net cash provided (used)
     by investing activities       4,343             8,745              (632)
                             -----------      ------------      ------------

 FINANCING ACTIVITIES:
  Repurchases of stock            (5,233)           (8,568)          (15,266)
  Repurchase of forfeited
   MRP shares                       (120)               --               (32)
  Net proceeds from exercise
   of stock options                  914               166               250
  Cash dividends paid             (5,554)           (3,709)           (3,597)
                             -----------      ------------      ------------
    Net cash provided (used)
     by financing activities      (9,993)          (12,111)          (18,645)
                             -----------      ------------      ------------

NET INCREASE (DECREASE)
IN CASH                               98             2,336           (13,067)
CASH, BEGINNING OF PERIOD          2,446               110            13,177
                             -----------      ------------      ------------
CASH, END OF PERIOD          $     2,544      $      2,446      $        110
                             ===========      ============      ============

BANR
Statements of Cash Flows (continued)
For the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999


                                                      Nine
                                 Year Ended   Months Ended     Year Ended
                                December 31    December 31       March 31
                                       2000           1999           1999
                                   --------        -------       --------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
 Interest paid                     $     --        $     --     $      --
 Taxes paid                        $     --        $     --     $      --
 Non-cash transactions:
  Net change in accrued
   dividends payable               $    336        $     52     $     477
  Increase of investment
   in subsidiary for
   shares released to
   ESOP participants
   as compensation                 $     --        $     --     $     291
  Net change in unrealized
   gain (loss) in deferred
   compensation trust and
   related liability,
   including subsidiaries          $    173        $     56     $   5,516
  Recognize tax benefit of
   vested MRP shares,
   including subsidiaries          $      2        $    188     $     276
  Non-cash portion of 10%
   stock dividend                  $ 14,731        $     --     $  24,360

The following summarizes the
non-cash activities relating
to acquisitions:
 Fair value of assets acquired     $    (48)       $      -     $(270,436)
 Fair value of liabilities
  assumed                          $     --        $     --     $ 230,012
 Fair value of stock issued
  to acquisitions' shareholders    $     48        $     --     $  32,527
                                   --------        --------     ---------
 Cash paid out in acquisition      $     --        $     --     $  (7,897)
 Less cash acquired                $     --        $     --     $  21,774
                                   --------        --------     ---------
 Net cash acquired (used)          $     --        $     --     $  13,877
                                   ========        ========     =========

Note 23: STOCK REPURCHASE

On November 19, 1996, the Company completed its stock repurchase program initiated in April 1996 which authorized the repurchase of 660,085 shares of its outstanding common stock. On November 20, 1996, the Company's Board of Directors approved continuance of the stock repurchase program authorizing the purchase of up to 10% of total shares outstanding over the next 12 months. Similar authorizations were approved by the Board of Directors in November 1997, October 1998, November 1999 and November 2000 (for 5% of outstanding shares). As of December 31, 2000, the Company has repurchased a total of 3,287,923 shares at an average price of $17.02 per share. The Company has reserved 528,074 shares for its MRP of which 479,149 shares were awarded as of December 31, 2000 (see Note 16 to financial statements). The remaining 48,925 unallocated shares are held as authorized but unissued shares reserved for the MRP. Management reissued 941,246 shares in connection with the acquisition of TB, and 557,758 shares in connection with the acquisition of WSB.

Note 24: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE
 (in thousands)
                                                     Nine
                                 Years Ended      Months Ended    Year Ended
                                 December 31       December 31      March 31
                              ------------------  ------------    ----------
                                2000       1999*      1999*          1999*
                              ------      ------  ------------    ----------
                                       (Unaudited)

 Total shares issued          13,202     13,202        13,202        13,202
  Less stock repurchased/
   retired including shares
   allocated to MRP           (1,151)      (819)         (909)         (749)
  Less unallocated shares
   held by the ESOP             (746)      (820)         (820)         (849)
                              ------     ------        ------       ------
 Basic weighted average
  shares outstanding          11,305     11,563        11,473        11,604
  Plus MRP and stock option
   incremental shares
   considered outstanding
   for diluted EPS
   calculations                  182        411           378           543
                              ------     ------        ------        ------
 Diluted weighted average
  shares outstanding          11,487     11,974        11,851        12,147
                              ======     ======        ======        ======

 *  Weighted average shares, restated for stock dividend: see Note 2




Note 25: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Results of operations on a quarterly basis were as follows (in thousands):

                                                                  Year Ended December 31, 2000
                                                    -------------------------------------------------------
                                                      First          Second          Third          Fourth
                                                     Quarter         Quarter        Quarter         Quarter
                                                    --------         -------        -------         -------
Interest income                                    $  36,630       $  39,108      $  40,923       $  41,637
Interest expense                                      19,985          21,777         23,690          24,142
                                                    --------        --------       --------        --------
  Net interest income                                 16,645          17,331         17,233          17,495
Provision for loan losses                                545             819            651             852
                                                    --------        --------       --------        --------
  Net interest income after provision for loan losses 16,100          16,512         16,582          16,643
Non-interest income                                    1,631           1,822          2,225           3,573
Non-interest expense                                  10,810          11,285         11,686          12,721
                                                    --------        --------       --------        --------
  Income before provision for income taxes             6,921           7,049          7,121           7,495
Provision for income taxes                             2,496           2,506          2,515           2,721
                                                    --------        --------       --------        --------
Net operating income                                $  4,425        $  4,543       $  4,606        $  4,774
                                                    ========        ========       ========        ========

 *Basic earnings per share                         $    0.39       $    0.40      $    0.41       $    0.42
 *Diluted earnings per share                       $    0.38       $    0.40      $    0.40       $    0.42
 *Cash dividends declared                          $    0.13       $    0.13      $    0.13       $    0.14

                                   107

Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED), continued
Results of operations on a quarterly basis were as follows (in thousands):

                                                       Nine Months Ended December 31, 1999
                                                   ---------------------------------------
                                                     First          Second          Third
                                                    Quarter         Quarter        Quarter
                                                    -------         -------        -------
Interest income                                    $  32,173       $  33,595      $  35,264
Interest expense                                      16,926          17,609         18,666
  Net interest income                                 15,247          15,986         16,598
Provision for loan losses                                710             510            665
                                                    --------        --------       --------
  Net interest income after provision
    for loan losses                                   14,537          15,476         15,933
Non-interest income                                    1,861           1,919          1,735
Non-interest expense                                   9,783          10,594         10,145
                                                    --------        --------       --------
  Income before provision for income taxes             6,615           6,801          7,523
Provision for income taxes                             2,558           2,594          2,918
                                                    --------        --------       --------
Net operating income                                $  4,057        $  4,207       $  4,605
                                                    ========        ========       ========

 *Basic earnings per share                          $   0.35        $   0.37       $   0.34
 *Diluted earnings per share                        $   0.34        $   0.36       $   0.33
 *Cash dividends declared                           $   0.11        $   0.11       $   0.11


                                                                     Year Ended December 31, 2000
                                                    -------------------------------------------------------
                                                      First           Second        Third           Fourth
                                                     Quarter         Quarter       Quarter          Quarter
                                                     -------         -------       -------          -------
Interest income                                     $ 25,799        $ 27,676       $ 28,347        $ 30,470
Interest expense                                      13,940          14,919         15,424          16,159
                                                    --------        --------       --------        --------
  Net interest income                                 11,859          12,757         12,923          14,311
Provision for loan losses                                667             703            840             631
                                                    --------        --------       --------        --------
  Net interest income after provision for loan losses 11,192          12,054         12,083          13,680
Non-interest income                                    1,593           1,792          1,971           2,097
Non-interest expense                                   7,073           7,487          7,834           9,351
                                                    --------        --------       --------        --------
  Income before provision for income taxes             5,712           6,359          6,220           6,426
Provision for income taxes                             2,164           2,392          2,324           2,397
                                                    --------        --------       --------        --------
Net operating income                                $  3,548        $  3,967       $  3,896        $  4,029
                                                    ========        ========       ========        ========

 *Basic earnings per share                          $   0.30        $   0.34       $   0.34        $   0.34
 *Diluted earnings per share                        $   0.29        $   0.33       $   0.33        $   0.33
 *Cash dividends declared                           $   0.07        $   0.08       $   0.08        $   0.11

*  Restated to reflect 10% stock dividend declared to stockholders of record as of August 10, 1998 and
October 31, 2000.

Note 27:  BUSINESS SEGMENTS

The Company is managed by legal entity or Bank, not by lines of business.
Each Bank is managed by its executive management team that is responsible for its own lending, deposit operations, information systems and administration. Marketing, sales training assistance, credit card administration and human resources administration is provided from a central source at BB, and costs are allocated to the individual Banks using appropriate methods based on usage. In addition, corporate overhead and centralized administrative costs are allocated to each Bank. The accounting policies followed by each Bank are the same as those described in Note 1 to the Consolidated Financial Statements.

FSBW (now BB) was a community oriented savings bank which traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. FSBW has increased its involvement in non-mortgage commercial and agricultural lending while continuing to be actively engaged in residential mortgage lending for the purchase of homes and home construction. FSBW's primary business is originating loans for portfolio in its primary market area, which consists of the states of Washington and Idaho. FSBW has two wholly owned subsidiaries, Northwest Financial Corporation, which provides trustee services for FSBW, is engaged in real estate sales and receives commissions from the sale of annuities. Community Financial Corporation (CFC) is a new mortgage lending subsidiary located in the Lake Oswego area of Portland, OR. CFC's primary lending activities are in the area of construction and permanent financing for one- to four-family residential dwellings. FSBW includes WSB and SCB effective January 1, 1999 and April 1, 1999, respectively.

IEB (now known as BBO) is a community oriented commercial bank chartered in the State of Oregon. IEB's lending activities consist of granting agribusiness, commercial and consumer loans to customers throughout the northeastern Oregon region. IEB has two wholly owned subsidiaries: Pioneer American Property Company, which owns a building that is leased to IEB, and Inland Securities Corporation, which previously made a market for IEB's stock but is currently inactive.

TB (merged into BB) was a community oriented commercial bank chartered in the State of Washington. TB's lending activities consist of granting commercial and consumer loans to customers throughout the Seattle, Washington, metropolitan area.

The performance of each Bank is reviewed by the Company's executive management team and the Board of Directors on a monthly basis.

Financial highlights by legal entity were as follows:



                                                        Year Ended December 31, 2000
                                    -----------------------------------------------------------------
                                                           (dollars in thousands)
Condensed Income Statement                                            TB
                                           FSBW           IEB     (now merged
                                        (now BB)     (now BBO)      into BB)      Other *    Total
                                     ----------    ----------      ---------   ---------   ----------
Net interest income (loss)           $   40,304    $   10,734     $   17,616   $      50   $   68,704
Provision for loan losses                 1,557           230          1,080          --        2,867
Other income                              5,645         1,980          1,699         (73)       9,251
Other expenses                           25,938         7,149         11,460       1,955       46,502
                                     ----------    ----------      ---------   ---------   ----------
Income (loss) before income taxes        18,454         5,335          6,775      (1,978)      28,586
Income taxes (benefit)                    5,645         2,423          2,858        (688)      10,238
                                     ----------    ----------      ---------   ---------   ----------
Net income (loss)                    $   12,809    $    2,912      $   3,917   $  (1,290)  $   18,348
                                     ==========    ==========      =========   =========   ==========

                                                                 December 31, 2000
                                     ----------------------------------------------------------------
Total Assets                         $1,391,409     $ 240,528      $ 365,829   $ (14,935)  $1,982,831
                                     ==========     =========      =========   =========   ==========

 *Includes intercompany eliminations and holding company amounts.

Note 27:  BUSINESS SEGMENTS (continued)

                                                        Year Ended December 31, 1999
                                    -----------------------------------------------------------------
                                                           (dollars in thousands)
Condensed Income Statement                                            TB
                                           FSBW           IEB     (now merged
                                        (now BB)     (now BBO)      into BB)      Other *    Total
                                     ----------    ----------      ---------   ---------   ----------
Net interest income (loss)           $   38,026    $   10,810      $  13,173   $     133   $   62,142
Provision for loan losses                   967           169          1,380          --        2,516
Other income                              4,238         2,215          1,227         (68)       7,612
Other expenses                           22,196         6,997          8,997       1,683       39,873
                                     ----------    ----------      ---------   ---------   ----------
Income (loss) before income taxes        19,101         5,859          4,023      (1,618)      27,365
Income taxes (benefit)                    6,499         2,632          1,905        (569)      10,467
                                     ----------    ----------      ---------   ---------   ----------
Net income (loss)                    $   12,602    $    3,227      $   2,118   $  (1,049)  $   16,898
                                     ==========    ==========      =========   =========   ==========

                                                      December 31, 1999 (Unaudited)
                                     ----------------------------------------------------------------
Total Assets                         $1,302,054    $  215,302      $ 302,309   $     445   $1,820,110
                                     ==========    ==========      =========   =========   ==========


                                                     Nine Months Ended December 31, 1999
                                    -----------------------------------------------------------------
                                                           (dollars in thousands)
Condensed Income Statement                                            TB
                                           FSBW           IEB     (now merged
                                        (now BB)     (now BBO)      into BB)      Other *    Total
                                     ----------    ----------      ---------   ---------   ----------
Net interest income (loss)           $   38,026    $   10,810      $  13,173   $     133   $   62,142
Net interest income (loss)           $   29,100    $    8,316      $  10,334   $      81   $   47,831
Provision for loan losses                   650           135          1,100          --        1,885
Other income                              2,997         1,631            934         (47)       5,515
Other expenses                           17,181         5,143          6,913       1,285       30,522
                                     ----------    ----------      ---------   ---------   ----------
Income (loss) before income taxes        14,266         4,669          3,255      (1,251)      20,939
Income taxes (benefit)                    4,906         2,090          1,515        (441)       8,070
                                     ----------    ----------      ---------   ---------   ----------
Net income (loss)                    $    9,360    $    2,579      $   1,740   $    (810)  $   12,869
                                     ==========    ==========      =========   =========   ==========

                                                                December 31, 1999
                                     -----------------------------------------------------------------------
Total Assets                         $1,302,054    $  215,302      $ 302,309   $     445   $1,820,110
                                     ==========    ==========      =========   =========   ==========


 *Includes intercompany eliminations and holding company amounts.

Note 27:  BUSINESS SEGMENTS (continued)
                                                        Year Ended December 31, 1999
                                    -----------------------------------------------------------------
                                                           (dollars in thousands)
Condensed Income Statement                                            TB
                                           FSBW           IEB     (now merged
                                        (now BB)     (now BBO)      into BB)      Other *    Total
                                     ----------    ----------      ---------   ---------   ----------
Net interest income (loss)           $   40,304    $   10,734     $   17,616   $      50   $   68,704
Net interest income (loss)           $   30,712    $   10,114     $   10,242   $     782   $   51,850
Provision for loan losses                 1,870           226            745          --        2,841
Other income                              3,875         2,528          1,071         (21)       7,453
Other expenses                           16,049         6,841          7,223       1,632       31,745
                                     ----------    ----------      ---------   ---------   ----------
Income (loss) before income taxes        16,668         5,575          3,345        (871)      24,717
Income taxes (benefit)                    5,442         2,490          1,646        (301)       9,277
                                     ----------    ----------      ---------   ---------   ----------
Net income (loss)                    $   11,226    $    3,085     $    1,699   $    (570)  $   15,440
                                     ==========    ==========      =========   =========   ==========



                                                        March 31, 1999
                                     ----------------------------------------------------------------

Total Assets                         $1,193,269    $  204,539      $ 233,485   $     607   $1,631,900
                                     ==========    ==========      =========   =========   ==========


* Includes intercompany eliminations and holding company amounts.

                           Banner Corporation
                           Index of Exhibits
Exhibit
-------

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

21    Subsidiaries of the Registrant.

23    Independent Auditors Consent.

                                 Exhibit 21
                       Subsidiaries of the Registrant

Parent
------

Banner Corporation

                                      Percentage of       Jurisdiction of
Subsidiaries                           ownership      State of Incorporation
------------                           ---------      ----------------------

Banner Bank (1)                           100%              Washington

Banner Bank of Oregon (1)                 100%              Oregon

Community Financial Corporation (2)       100%              Oregon

Northwest Financial Corporation (2)       100%              Washington

Pioneer American Property Company (3)     100%              Oregon

Inland securities Corporation (3)         100%              Oregon

------------------
(1)  Wholly-owned by Banner Corporation
(2)  Wholly-owned by Banner Bank
(3)  Wholly-owned by Banner Bank of Oregon

                               Exhibit 23
                       Independent Auditors Consent

INDEPENDENT AUDITORS' CONSENT
=============================================================================

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, and 333-71625 of Banner Corporation on Form S-8 of our report dated February 26, 2001, appearing in the Annual Report on Form 10-K of Banner Corporation for the year ended December 31, 2000.

/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Seattle, Washington
March 28, 2001