Form 10-Q
period 2001-03-31
BANNER CORP
filed 2001-05-15
CIK 946673

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the quarterly period ended ........................  MARCH 31, 2001
                                                                --------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    ---------------

                        Commission File Number      0-26584
                                                -----------------

                               BANNER CORPORATION
                               ------------------
                (Exact name of registrant as specified in its charter)

             WASHINGTON                                       91-1691604
            ------------                                     ------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)


             10 S. FIRST AVENUE        WALLA WALLA, WASHINGTON  99362
            ----------------------------------------------------------
              (Address of principal executive offices and zip code)


                              (509)  527-3636
                             ------------------
               (Registrant's telephone number, including area code)

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

         (1)      Yes [X]                   No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of class:                                   As of April 30, 2001
       ---------------                                   --------------------
 Common stock, $.01 par value                             11,896,226 shares *

        * Includes 633,278 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts.

                  BANNER CORPORATION AND SUBSIDIARIES
                           Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

    Consolidated Statements of Financial Condition
    as of March 31, 2001 and December 31, 2000............................... 2

    Consolidated Statements of Income
    for the Quarters Ended March 31, 2001 and 2000........................... 3

    Consolidated Statements of Comprehensive Income
    for the Quarters ended March 31, 2001 and 2000........................... 4

    Consolidated Statements of Changes in Stockholders' Equity
    for the Quarters Ended March 31, 2001 and 2000............................5

    Consolidated Statements of Cash Flows
    for the Quarters Ended March 31, 2001 and 2000........................... 7

    Selected Notes to Consolidated Financial Statements...................... 9

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

    General................................................................. 13

    Recent Developments and Significant Events.............................. 14

    Comparison of Financial Condition at March 31, 2001 and
     December 31, 2000...................................................... 14

    Comparison of Results of Operations for the Quarters Ended March 31,
     2001 and 2000.......................................................... 14

    Asset Quality........................................................... 20

    Market Risk and Asset/Liability Management.............................. 21

    Liquidity and Capital Resources......................................... 24

    Capital Requirements.................................................... 25

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings............................................ 26

    Item 2.    Changes in Securities........................................ 26

    Item 3.    Defaults upon Senior Securities.............................. 26

    Item 4.    Submission of Matters to a Vote of Stockholders.............. 26

    Item 5.    Other Information............................................ 26

    Item 6.    Exhibits and Reports on Form 8-K............................. 26

SIGNATURES.................................................................. 27

                   BANNER CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                   March 31, 2001 and December 31, 2000
                                                         (Unaudited)
                                                          March 31  December 31
ASSETS                                                       2001       2000
                                                         ----------- ----------
Cash and due from banks                                  $   55,981 $   67,356
Securities available for sale, cost $292,680
 and $310,539
    Encumbered                                               60,401     66,405
    Unencumbered                                            233,836    242,393
                                                         ----------- ----------
                                                            294,237    308,798
Securities held to maturity, fair value $17,141
 and $18,269                                                 17,064     17,717
Federal Home Loan Bank stock                                 29,269     28,807
Loans receivable:
   Held for sale, fair value $30,161 and $8,011              29,755      7,934
   Held for portfolio                                     1,506,630  1,479,149
   Allowance for loan losses                                (15,980)   (15,314)
                                                        ----------- ----------
                                                          1,520,405  1,471,769

Accrued interest receivable                                  12,634     12,963
Real estate owned, held for sale, net                         5,097      3,287
Property and equipment, net                                  17,687     17,746
Costs in excess of net assets acquired (goodwill), net       33,822     34,617
Deferred income tax asset, net                                1,157      2,337
Bank owned life insurance                                    19,408     14,190
Other assets                                                  4,244      3,244
                                                        ----------- ----------
                                                        $ 2,011,005 $1,982,831
LIABILITIES                                             =========== ==========
Deposits:
   Non-interest-bearing                                 $   133,318 $  140,779
   Interest-bearing                                       1,085,359  1,051,936
                                                        ----------- ----------
                                                          1,218,677  1,192,715

Advances from Federal Home Loan Bank                        502,583    507,098
Other borrowings                                             69,972     74,538
Accrued expenses and other liabilities                       16,730     10,857
Deferred compensation                                         2,392      2,293
Income taxes payable                                          3,368      1,535
                                                        ----------- ----------
                                                          1,813,722  1,789,036
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares
 authorized, no shares issued                                     -         --
Common stock - $0.01 par value, 27,500,000 shares
 authorized, 13,201,418 shares issued:
 11,893,753 shares and 12,005,302 shares outstanding
 at March 31, 2001 and December 31, 2000, respectively      131,955    133,839
Retained earnings                                            69,889     66,893
Accumulated other comprehensive income:
  Unrealized gain (loss) on securities available
   for sale                                                     993     (1,125)
Unearned shares of common stock issued to Employee Stock
  Ownership Plan (ESOP) trust:
   633,278 and 633,278 restricted shares outstanding
    at March 31, 2001 and December 31, 2000,
    respectively, at cost                                    (5,234)    (5,234)

Carrying value of shares held in trust for stock
 related compensation plans                                  (2,872)    (3,130)
Liability for common stock issued to deferred, stock
 related, compensation plan                                   2,552      2,552
                                                        ----------- ----------
                                                               (320)      (578)
                                                        ----------- ----------
                                                            197,283    193,795
                                                        ----------- ----------
                                                        $ 2,011,005 $1,982,831
                                                        =========== ==========
               See notes to consolidated financial statements

                   BANNER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited) (in thousands except for per share amounts)

                                                             Quarters Ended
                                                                March 31
                                                         ---------------------
                                                            2001         2000
INTEREST INCOME:                                           ------       ------
  Loans receivable                                       $ 34,662     $ 29,932
  Mortgage-backed securities                                3,272        3,955
  Securities and deposits                                   2,644        2,743
                                                         --------     --------
                                                           40,578       36,630
INTEREST EXPENSE:
  Deposits                                                 14,219       11,762
  Federal Home Loan Bank advances                           7,820        7,036
  Other borrowings                                          1,068        1,187
                                                         --------     --------
                                                           23,107       19,985
                                                         --------     --------
    Net interest income before provision
    for loan losses                                        17,471       16,645

PROVISION FOR LOAN LOSSES                                     950          545
                                                         --------     --------
  Net interest income                                      16,521       16,100

OTHER OPERATING INCOME:
  Loan servicing fees                                         310          232
  Other fees and service charges                            1,463        1,157
  Gain on sale of loans                                       861          187
  Gain (loss) on sale of securities                            --           --
  Miscellaneous                                               231           55
                                                         --------     --------
    Total other operating income                            2,865        1,631

OTHER OPERATING EXPENSES:
  Salary and employee benefits                              7,379        6,256
  Less capitalized loan origination costs                  (1,065)        (791)
  Occupancy and equipment                                   1,859        1,677
  Information/computer data services                          643          575
  Advertising                                                 203          160
  Deposit insurance                                            56           54
  Amortization of goodwill                                    795          792
  Miscellaneous                                             2,241        2,087
                                                         --------     --------
    Total other operating expenses                         12,111       10,810
                                                         --------     --------
    Income before provision for income taxes                7,275        6,921

PROVISION FOR INCOME TAXES                                  2,626        2,496
                                                         --------     --------
NET INCOME                                               $  4,649     $  4,425
                                                         ========     ========
Net income per common share, see Note 5:
  Basic                                                  $    .41     $    .39
  Diluted                                                $    .40     $    .38

Cumulative dividends declared per common share:          $    .14     $    .13

                  BANNER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Unaudited) (in thousands)

                                                           Quarters Ended
                                                              March 31
                                                         -------------------
                                                          2001         2000
                                                         ------       ------
NET INCOME:                                             $ 4,649      $ 4,425

OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAXES:
 Unrealized holding gain (loss) during the period, net
   of deferred income tax (benefit) of $1,180 and $1,     2,118           20
   respectively.
 Less adjustment for gains included in net income,
   net of income tax of $0 and $0                            --           --
                                                        -------      -------
 Other comprehensive income (loss)                        2,118           20
                                                        -------      -------
COMPREHENSIVE INCOME                                    $ 6,767      $ 4,445
                                                        =======      =======

                  BANNER CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (Unaudited) ( in thousands)
            For the Quarters Ended March 31, 2001 and 2000

                                                    2001          2000
                                                ---------     ---------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of period                   $ 133,839     $ 123,204
   Purchase of forfeited shares from MRP               --           (11)
   Net proceeds (cost) of treasury stock
     reissued for exercised stock options              28           113
   Purchase and retirement of treasury stock       (1,912)       (1,599)
                                                ---------     ---------
 Balance, end of period                           131,955       121,707

RETAINED EARNINGS:
 Balance, beginning of period                      66,893        69,170
   Net income                                       4,649         4,425
   Cash dividends                                  (1,653)       (1,529)
                                                ---------     ---------
 Balance, end of period                            69,889        72,066

ACCUMULATED OTHER COMPREHENSIVE INCOME:
 Balance, beginning  of period                     (1,125)       (5,331)
   Other comprehensive income (loss), net of
     related income taxes                           2,118            20
                                                ---------     ---------
 Balance, end of period                               993        (5,311)

UNEARNED, RESTRICTED ESOP SHARES AT COST:
 Balance, beginning of period                      (5,234)       (6,162)
   Release of earned ESOP shares                       --            --
                                                ---------     ---------
 Balance, end of period                            (5,234)       (6,162)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS:
 Balance, beginning of period                        (578)       (1,708)
   Net change in number and/or valuation of
     shares held in trust                              --            11
   Amortization of compensation related to MRP        258           280
                                                ---------     ---------
 Balance, end of period                              (320)       (1,417)
                                                ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                      $ 197,283     $ 180,883
                                                =========     =========

                  BANNER CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (Unaudited) (continued) ( in thousands)
             For the Quarters Ended March 31, 2001 and 2000

                                                     2001          2000*
                                                ---------     ---------
COMMON STOCK , SHARES ISSUED:
Number of shares, beginning of period              13,201        13,201
                                                ---------     ---------
Number of shares, end of period                    13,201        13,201
                                                ---------     ---------
LESS TREASURY STOCK PURCHASED AND RETIRED:
  Number of shares, beginning of period            (1,196)         (864)
    Purchase of shares forfeited from MRP              --            (1)
    Reissuance of treasury stock to deferred
      compensation plan and/or exercised
      stock options                                     3            25
    Purchase and retirement of treasury stock        (114)         (124)
                                                ---------     ---------
  Number of shares retired/repurchased,
    end of period                                  (1,307)         (964)
                                                ---------     ---------
  Shares issued and outstanding, end of period     11,894        12,237
                                                =========     =========

UNEARNED, RESTRICTED ESOP SHARES:
  Number of shares, beginning of period              (633)         (746)
  Release of earned shares                             --            --
                                                ---------     ---------
  Number of shares, end of period                    (633)         (746)
                                                =========     =========


*Adjusted for stock dividend, see note 2

                       BANNER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)
                 For the Quarters Ended March 31, 2001 and 2000

                                                              2001        2000
                                                          --------    --------
OPERATING ACTIVITIES
  Net income                                              $  4,649    $  4,425
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Deferred taxes                                                --          --
  Depreciation                                                 686         628
  Loss (gain) on sale of securities                             --          --
  Net amortization of premiums and discounts on investments    (32)         37
  Increase in cash surrender value of bank owned
    life insurance                                            (218)        (44)
  Amortization of costs in excess of net assets acquired       795         792
  Amortization of MRP compensation liability                   258         280
  Loss (gain) on sale of loans                                (805)       (173)
  Net changes in deferred loan fees, premiums and discounts    (60)        245
  Loss (gain) on disposal of real estate held for sale          16           2
  Loss (gain) on disposal of property and equipment            (15)          8
  Amortization of mortgage servicing rights                    130          68
  Capitalization of mortgage servicing rights from sale of
    mortgages with servicing retained                          (56)        (14)
  Provision for losses on loans and real estate held
    for sale                                                   950         554
  FHLB stock dividend                                         (462)       (403)
  Net change in:
    Loans held for sale                                    (21,821)     (2,373)
    Accrued interest receivable                                329      (1,404)
    Other assets                                            (1,050)        589
    Deferred compensation                                       99         141
    Accrued expenses and other liabilities                   5,889       4,644
    Income taxes payable                                     1,833       2,343
                                                          --------    --------
     Net cash provided (used) by operating activities       (8,885)     10,345
                                                          --------    --------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                (8,000)    (10,751)
  Principal repayments and maturities of securities
    available for sale                                      25,891       8,577
  Proceeds from sales of securities available for sale          --           -
  Purchases of securities held to maturity                      --      (3,249)
  Principal repayments and maturities of securities
    held to maturity                                           653         114
  Net sales (purchases) of FHLB stock                           --        (866)
  Origination of loans, net of principal repayments        (75,466)    (61,246)
  Purchases of loans and participating interest in loans      (489)     (4,665)
  Proceeds from sales of loans and participating interest
    in loans                                                47,006      15,896
  Purchases of property and equipment                         (635)     (1,034)
  Proceeds from sale of property and equipment                  23          10
  Additional capitalized costs of real estate
    held for sale, net of insurance proceeds                   (71)        (33)
  Proceeds from sale of real estate held for sale              397         369
  Funds transferred to deferred compensation plan trusts       (24)        (61)
  Investment in bank owned life insurance                   (5,000)          -
                                                          --------    --------
    Net cash used by investing activities                  (15,715)    (56,939)
                                                          --------    --------
                            (Continued on next page)

                     BANNER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)  (in thousands)
               For the Quarters Ended March 31, 2001 and 2000
                        (Continued from prior page)

                                                              2001        2000

                                                          --------    --------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                         $ 25,962    $ 45,570
  Proceeds from FHLB advances                               69,465     236,000
  Repayment of FHLB advances                               (73,980)   (206,172)
  Proceeds from repurchase agreement borrowings                 --
  Repayments of repurchase agreement borrowings             (5,432)     (1,561)
  Increase (decrease) in other borrowings                      763      (6,573)
  Cash dividends paid                                       (1,669)     (1,323)
  Net (cost) proceeds of exercised stock options                28         113
  Repurchases of stock, net of forfeitures                  (1,912)     (1,599)
                                                          --------    --------
      Net cash provided by financing activities             13,225      64,455
                                                          --------    --------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS         (11,375)     17,861

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                67,356      44,769
                                                          --------    --------
CASH AND DUE FROM BANKS, END OF PERIOD                    $ 55,981    $ 62,630
                                                          ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $ 22,685    $ 19,251
  Taxes paid                                              $    792    $    150
  Non-cash transactions:
    Loans, net of discounts, specific loss allowances
      and unearned income transferred to real
      estate owned                                        $  2,152    $    605

    Net change in accrued dividends payable               $     16    $    206

    Net change in unrealized gain (loss) in deferred
      compensation trust and related liability            $     --    $     59

    Treasury stock forfeited by MRP                       $     --    $     11

    Treasury stock issued to MRP                          $     --    $     --

                        BANNER CORPORATION AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    BASIS OF PRESENTATION

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, Banner Bank (BB) and Banner Bank of Oregon (BBO) (together, the Banks). BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and its 32 branch offices and four loan production offices located in Washington, Oregon and Idaho. BBO is an Oregon-chartered commercial bank and its deposits are insured by the FDIC under BIF. BBO conducts business from its main office in Hermiston, Oregon, and its six branch offices and one loan production office located in northeast Oregon.

The Company and its Bank subsidiaries are subject to regulation by the Federal Reserve Board (FRB) and the FDIC. In addition BB and BBO are subject to the state banking regulations applicable to their state charters.

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

Certain reclassifications have been made to the 2000 financial statements and/or schedules to conform to the 2001 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of such reclassifications is considered immaterial. All significant intercom any transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with Banner Corporation's 2000 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

NOTE 2:    RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Name Change/Consolidation of Banking Operations: On October 30, 2000 First Washington Bancorp, Inc. (FWWB) changed its name to Banner Corporation in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank (TB) merged with First Savings Bank of Washington
(FSBW), FSBW converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank and changed its name, along with the names of its divisions, Whatcom State Bank and Seaport Citizens Bank, to Banner Bank. At the same time, Inland Empire Bank (IEB) changed its name to Banner Bank of Oregon.

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

Recent Accounting Standard Not Yet Adopted: In September 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions of this statement are not expected to have a material effect on the Company's financial position or results of operations.

NOTE 3:  BUSINESS SEGMENTS

The Company presently is managed by legal entity or Bank, not by lines of business. Each Bank is managed by its management team that is responsible for its own lending, deposit operations, information systems and administration. Marketing support, sales training assistance, credit card administration and human resource services are provided from a central source at BB, and costs are allocated to the individual Banks using appropriate methods based on usage. In addition, corporate overhead and centralized administrative costs are allocated to each Bank.

BB is a community oriented commercial bank chartered in the State of Washington. As explained above under Consolidation of Banking Operations in Note 2, BB includes the operation of the former First Saving Bank of Washington including its divisions Whatcom State Bank and Seaport Citizens Bank, and the former Towne Bank. BB offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real state, commercial/agriculture business and consumer loans. BB's primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its primary market area. BB is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, BB receives other income from deposit servicing charges, loan servicing fees and from the sale of loans and investments. On April 1, 2000, BB opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon. CFC's primary lending activities are in the area of construction and permanent financing for one- to four-family residential dwellings.

BBO (formerly IEB) is a community oriented commercial bank chartered in the State of Oregon which historically has offered a wide variety of deposit and loan products to its consumer and commercial customers. Lending activities have included origination of consumer, commercial, agribusiness and real estate loans. BBO also has engaged in mortgage banking activity with respect to residential lending within its local markets and originating loans for sale generally on a servicing released basis. BBO operates a division, Inland Financial Services, which offers insurance and brokerage services to its customers.

The performance of each Bank is reviewed by the Company's executive management team and the Board of Directors on a monthly basis.

Financial highlights by legal entity were as follows:

                                             Quarter Ended March 31, 2001
                                  ---------------------------------------------
                                                (dollars in thousands)
Condensed Income Statement

                                       BB         BBO       Other *   Total
                                  -----------  ---------    ------  ----------

Net interest income                  $ 14,783    $ 2,664   $    24    $ 17,471
Provision for loan losses                 905         45        --         950
Other income                            2,376        489        --       2,865
Other expenses                          9,719      1,858       534      12,111
                                  -----------  ---------    ------  ----------
Income (loss) before income taxes       6,535      1,250      (510)      7,275

Income taxes (benefit)                  2,235        571      (180)      2,626
                                  -----------  ---------    ------  ----------
Net income (loss)                 $     4,300  $     679    $ (330) $    4,649
                                  ===========  =========    ======  ==========

                                                    March 31, 2001
                                  --------------------------------------------

Total Assets                      $ 1,779,972  $ 230,120    $  913  $2,011,005
                                  ===========  =========    ======  ==========

                                           Quarter Ended March 31, 2000
                          ----------------------------------------------------
                                             (dollars in thousands)
Condensed Income Statement

                                                     TB
                                                   Now merged
                              BB          BBO      into BB     Other*   Total
                          ----------   --------   --------    ------  --------
Net interest income       $    9,983   $  2,605   $  4,040    $   17  $ 16,645
Provision for loan losses        275         70        200        --       545
Other income                     816        436        393       (14)    1,631
Other expenses                 5,910      1,765      2,675       460    10,810
                          ----------   --------   --------    ------  --------
Income (loss) before income
  taxes                        4,614      1,206      1,558      (457)    6,921

Income taxes (benefit)         1,429        558        669      (160)    2,496
                          ----------   --------   --------    ------  --------
Net income (loss)         $    3,185   $    648   $    889    $ (297) $  4,425
                          ==========   ========   ========    ======  ========

                                               March 31, 2000
                          -----------------------------------------------------

Total Assets              $1,350,352   $221,412   $324,113    $  474 $1,896,351
                          ==========   ========   ========    ====== ==========

* Includes intercompany eliminations and holding company amounts.

NOTE 4:    ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND
           SECURITIES

The following table sets forth additional detail on BANR's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                               March 31         December 31
                                                 2001               2000
                                                 ----                ----
Interest-bearing deposits included
   in cash and due from banks                  $ 11,192            $ 15,661

Mortgage-backed securities                      198,351             194,073
Other securities-taxable                         81,160             100,261
Other securities-tax exempt                      27,969              28,212
Other stocks with dividends                       3,821               3,969
                                               --------            --------
   Total securities                             311,301             326,515

Federal Home Loan Bank (FHLB) stock              29,269              28,807
                                               --------            --------
                                               $351,762            $370,983
                                               ========            ========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                             Quarters Ended
                                                March 31
                                         -----------------------
                                          2001             2000
                                         ------           ------
Mortgage-backed securities               $3,272           $3,955
                                         ------           ------

Taxable interest and dividends            1,766            1,865
Tax-exempt interest                         416              476
Federal  Home Loan Bank stock-dividends     462              402
                                         ------           ------
                                          2,644            2,743
                                         ------           ------
                                         $5,916           $6,698
                                         ======           ======

NOTE 5: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS)

                                                      Calculation of
                                            Weighted Average Shares Outstanding
                                                  for Earnings Per Share
                                                  -----------------------
                                                      (in thousands)

                                                      Quarters Ended
                                                         March 31
                                                 --------------------------
                                                  2001                2000
                                                 ------              ------
Total shares originally issued                   13,201              13,201
  Less retired shares and treasury stock plus
    unvested shares allocated to MRP             (1,305)             (1,071)
  Less unallocated shares held by the ESOP         (633)               (746)
                                                 ------              ------
Basic weighted average shares outstanding        11,263              11,384
Plus unvested MRP and stock option incremental
  shares considered outstanding for diluted
  EPS calculations                                  359                 192
                                                 ------              ------
Diluted weighted average shares outstanding      11,622              11,576
                                                 ======              ======

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

GENERAL

Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries, Banner Bank (BB) and Banner Bank of Oregon (BBO). Prior to the consolidation and name change, which occurred on October 30, 2000, the Company's subsidiaries included First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). As of March 31, 2001, Banner Bank is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). As of March 31, 2001, BB conducted business from its main office in Walla Walla, Washington, and its 32 branch offices and four loan production offices located in Washington, Idaho and Oregon. Banner Bank of Oregon is an Oregon-chartered commercial bank and its deposits are insured by the FDIC, under the BIF. BBO conducts business from its main office in Hermiston, Oregon, and its six branch offices and one loan production office located in northeast Oregon. Prior to merging with FSBW on October 30, 2000, TB was a Washington-chartered commercial bank whose deposits were insured by the FDIC under BIF. As of October 30, 2000, TB conducted business from seven full service branches in the Seattle, Washington, metropolitan area. An eighth Seattle area office opened in November 2000.

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank
(FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income increased for the quarter ended March 31, 2001, when compared to the same quarter one year prior. This increase in net interest income was due to the significant asset and liability growth, which occurred at BANR. The increase in net interest income occurred despite a 7 basis point reduction of the interest rate spread for the quarter, which resulted from changes in the mix of assets and liabilities and changes in the levels of various market interest rates. The net interest margin also declined 6 basis points for the quarter ended March 31, 2001, when compared to the same quarter one year prior reflecting the reduced interest rate spread and the increased use of interest-bearing liabilities relative to interest-earning assets as the Company continued to leverage its equity capital. BANR's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements.

RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

See Note 2 to Financial Statements

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

Total assets increased $28.2 million, or 1.4%, from $1.983 billion at December 31, 2000, to $2.011 billion at March 31, 2001. The growth of $28.2 million occurred mostly at BB and was funded primarily with deposit growth. This growth represented a continuation of management's plans to further leverage BANR's capital and reflects the solid economic conditions in the markets where BANR operates. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $48.6 million, or 3.3%, from $1.472 billion at December 31, 2000, to $1.520 billion at March 31, 2001. This loan growth included an increase of $21.8 million in loans held for sale which increased to $29.8 million at March 31, 20001. The increase in net loans consisted of $4.0 million of residential mortgages, $13.7 million of mortgages secured by commercial and multifamily real estate, $26.7 million of construction and land loans and $5.0 million of non-mortgage loans such as commercial, agricultural and consumer loans. These balances reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate, construction and land development, and non-mortgage loans. While these loans are of inherently higher risk than residential mortgages, management believes they can produce higher credit adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with the borrowers than most residential mortgages. The majority of the increase in assets was funded by a net increase of $26.0 million in deposits. Asset growth was also funded by net income from operations. Deposits grew $26.0 million, or 2.2%, from $1.193 billion at December 31, 2000, to $1.219 billion at March 31, 2001. FHLB advances decreased $4.5 million from $507.1 million at December 31, 2000, to $502.6 million at March 31, 2001. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $4.6 million, from $74.5 million at December 31, 2000, to $70.0 million at March 31, 2001. Securities available for sale and held to maturity decreased $15.2 million, or 4.7%, from $326.5 million at December 31, 2000, to $311.3 million at March 31, 2001, as much of the proceeds from maturing or called securities and amortizations or prepayments on mortgage-related securities were used to fund loan growth. FHLB stock increased $462,000, as a result of the regular quarterly stock dividend paid by the FHLB. The Company's investment in bank owned life insurance increased by $5.2 million reflecting accumulated earnings from increased cash surrender value and an initial premium of $5.0 million for the purchase of additional insurance.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2001 AND
2000

GENERAL. Net income for the quarter ended March 31, 2001 was $4.6 million, or $.40 per share (diluted), compared to net income of $4.4 million, or $.38 per share (diluted), for the quarter ended March 31, 2000. Net income for the quarter ended March 31, 2001 increased $224,000 from the comparable quarter ended March 31, 2000. BANR's improved operating results primarily reflect the significant growth of assets and liabilities which was offset somewhat by the decline in net interest margin and increased operating expenses. Compared to levels a year ago, total assets increased 6.0% to $2.011 billion at March 31, 2001, net loans rose 11.8% to $1.520 billion, deposits grew 8.5% to $1.219 billion and borrowings increased 0.5% to $572.6 million. Average equity was 9.93% of average assets for the quarter ended March 31, 2001, compared to 9.80% of average assets for the quarter ended March 31, 2000. In addition to other activity reflected in the capital accounts, average equity increased significantly from the quarter ended March 31, 2000 as a result of changes in the market value of securities accounted for as available for sale. In accordance with FAS 115, changes in the market value of those securities, net of a related tax effect, are recorded in equity as accumulated other comprehensive income.

Net interest margin declined 6 basis points for the quarter reflecting changes in the level of market rates and the mix of assets and liabilities. Over the past eighteen months the Company encountered a period of very volatile market interest rates. The effects of this volatility were generally adverse to the Company's interest rate spread and net interest margin, causing interest expense to increase by 40 basis points compared to the same quarter a year earlier. Interest income also increased, up 33 basis points compared to the March 31, 2000 quarter; however, in contrast to interest expense, much of this increase reflects changes in the asset mix. Continued pressure on net interest margin appears likely over the near term as decreases in funding costs are expected to lag declines in asset yields, which reflect in particular the lower level of the prime rate. Changes in the level of interest rates also impacted mortgage banking activity resulting in significantly greater gain on sale of loans in the most recent quarter compared to the same period a year earlier. Results for the quarter ended March 31, 2001, also reflect a substantially higher provision for loan losses than was recognized in the same quarter a year ago.

INTEREST INCOME. Interest income for the quarter ended March 31, 2001 was $40.6 million compared to $36.6 million for the quarter ended March 31, 2000, an increase of $3.9 million, or 15.8%. The increase in interest income was a result of a $130.2 million, or 7.5%, growth in average balances of interest-earning assets, and a 33 basis point increase in the average yield on those assets. The yield on average interest-earning assets increased to 8.78% for the quarter ended March 31, 2001 compared to 8.45% for the same period a year earlier. Average loans receivable for the quarter ended March 31, 2001 increased by $174.4 million, or 13.0%, when compared to the quarter ended March 31, 2000, reflecting the Banks' significant internal growth. Interest income on loans increased by $4.7 million, or 15.8%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 30 basis point increase in the average yield. The increase in average loan yield resulted largely from the changes in the mix of the loan portfolio. In particular, the portion of the portfolio invested in lower yielding one- to four-family residential loans declined, while the portion invested in higher yielding construction, land development and commercial loans increased. Adding to this effect was the higher level of market interest rates in the nine months immediately preceding the current quarter than existed during the nine months preceding the quarter ending March 31, 2000. Those higher market rates in preceding periods resulted in higher yields for certain fixed and adjustable rate loans during the March 31, 2001 quarter than were realized in the March 31, 2000 quarter. On the other hand, the average prime rate, which affects many of the Company's floating rate loans, while trending in opposite directions, was nearly the same for the two quarters being compared. Loans yielded 9.27% for the quarter ended March 31, 2001 compared to 8.97% for the quarter ended March 31, 2000. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $44.2 million for the quarter ended March 31, 2001, while the interest and dividend income from those investments decreased $782,000 compared to the quarter ended March 31, 2000. The average yield on mortgage-backed securities decreased from 6.74% for the quarter ended March 31, 2000, to 6.71% for the comparable period in 2001. Yields on mortgage-backed securities were lower in the 2001 period reflecting the impact of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable interest rates. The average yield on investment securities and short term cash investments increased from 6.65% for the quarter ended March 31, 2000 to 6.72% for the comparable quarter in 2001, reflecting a modest change in the mix of the securities portfolio which was generally offset by the lower level of market rates. Earnings on FHLB stock increased by $60,000, resulting from an increase of $3.9 million in the average balance of FHLB stock for the quarter ended March 31, 2001. The dividend yield on FHLB stock was 6.50% for both the quarter ended March 31, 2001, and the quarter ended March 31, 2000. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2001 was $23.1 million compared to $20.0 million for the comparable period in 2000, an increase of $3.1 million, or 15.6%. The increase in interest expense was due to the $127.7 million growth in average interest-bearing liabilities and the increase in the average cost of all interest-bearing liabilities from 4.88% to 5.28%. The $99.1 million increase in average interest-bearing deposits for the quarter ended March 31, 2001 reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense increased $2.5 million for the quarter ended March 31, 2001 compared to the same quarter a year ago. Average deposit balances increased from $1.093 billion for the quarter ended March 31, 2000, to $1.193 billion for the quarter ended March 31, 2001, while, at the same time, the average rate paid on deposit balances increased 51 basis points. The increase in the rate paid on deposits reflects the significant increase in market interest rates in the periods just prior to the current quarter compared to the levels that prevailed in the same periods a year earlier. To a significant degree deposit costs for a quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates were higher for the nine months preceding the quarter ended March 31, 2001 than for the same period preceding the March 31, 2000 quarter. Average FHLB advances totaled $508.8 million during the quarter ended March 31, 2001, compared to $476.4 million during the quarter ended March 31, 2000, an increase of $32.4 million that, combined with a 29 basis point increase in average cost of advances, resulted in a $784,000 increase in related interest expense. The average rate paid on those advances increased to 6.23% for the quarter ended March 31, 2001 from 5.94% for the quarter ended March 31, 2000. Other borrowings consist of retail repurchase agreements wit customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $3.7 million from $78.4 million for the quarter ended March 31, 2000, to $74.7 million for the same period in 2001, while the related interest expense decreased $119,000 from $1.2 million to $1.1 million for the respective periods. The average rate paid on other borrowings was 5.8% in the quarter ended March 31, 2001 compared to 6.09% for the same quarter in 2000. Similar to deposits, the cost of FHLB advances reflects to a degree a lagged effect from prior period market interest rate levels, while the Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly.

The following tables provide additional comparative data on the Company's operating performance:

                                                          Quarters Ended
   Average Balances                                         March 31
   ----------------                                ---------------------------
        (in thousands)                                   2001            2000
                                                   -----------     -----------
Investment securities and deposits                 $   131,710     $   141,498
Mortgage-backed obligations                            197,634         235,986
Loans                                                1,516,361       1,341,942
FHLB stock                                              28,817          24,873
                                                   -----------     -----------
     Total average interest-earning asset            1,874,522       1,744,299

Non-interest-earning assets                            114,086          94,054
                                                   -----------     -----------
     Total average assets                          $ 1,988,608     $ 1,838,353
                                                   ===========     ===========

Deposits                                           $ 1,192,515     $ 1,093,444
Advances from FHLB                                     508,785         476,415
Other borrowings                                        74,704          78,411
                                                   -----------     -----------
     Total average interest-bearing liabilities      1,776,004       1,648,270

Non-interest-bearing liabilities                        15,212           9,858
                                                   -----------     -----------
     Total average liabilities                       1,791,216       1,658,128

Equity                                                 197,392         180,225
                                                   -----------     -----------
     Total average liabilities and equity          $ 1,988,608     $ 1,838,353
                                                   ===========     ===========

    Interest Rate Yield/Expense (Rates Are Annualized)
    --------------------------------------------------
Interest Rate Yield:
   Investment securities and deposits                     6.72%           6.65%
   Mortgage-backed obligations                            6.71%           6.74%
   Loans                                                  9.27%           8.97%
   FHLB stock                                             6.50%           6.50%
                                                   -----------     -----------
     Total interest rate yield on interest-
       earning assets                                     8.78%           8.45%
                                                   -----------     -----------
Interest Rate Expense:
   Deposits                                               4.84%           4.33%
   Advances from FHLB                                     6.23%           5.94%
   Other borrowings                                       5.80%           6.09%
                                                   -----------     -----------
     Total interest rate expense on
       interest-bearing liabilities                       5.28%           4.88%
                                                   -----------     -----------
     Interest spread                                      3.50%           3.57%
                                                   ============    ===========

     Net interest margin on interest earning assets       3.78%           3.84%
                                                   -----------     -----------

     Additional Key Financial Ratios (Ratios Are Annualized)
     -------------------------------------------------------

Return on average assets                                  0.95%           0.97%
Return on average equity                                  9.55%           9.88%
Average equity / average assets                           9.93%           9.80%
Average interest-earning assets /
  interest-bearing liabilities                          105.55%         105.83%
Non-interest [other operating] expenses/average assets
  Excluding amortization of costs in excess of net
    assets acquired (goodwill)                            2.35%           2.24%
  Including amortization of costs in excess of net
     assets acquired (goodwill)                           2.47%           2.37%
Efficiency ratio [non-interest (other operating)
 expenses/revenues]
  Excluding amortization of costs in excess of net
     assets acquired (goodwill)                          55.65%          54.82%
  Including amortization of costs in excess of net
     assets acquired (goodwill)                          59.55%          59.15%

PROVISION FOR LOAN LOSSES. During the quarter ended March 31, 2001, the provision for loan losses was $950,000, compared to $545,000 for the quarter ended March 31, 2000, an increase of $405,000. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the current quarter reflects changes in the portfolio mix, slightly higher levels of non-performing loans and net charge offs, and concerns about the current economic environment. Non-performing loans increased modestly to $5.5 million at March 31, 2001, compared to $5.4 million at March 31, 2000. Net charge offs were $284,000 for the current quarter compared to $135,000 for the same quarter a year earlier. A comparison of the allowance for loan losses at March 31, 2001 and 2000 shows an increase of $2.0 million from $14.0 million at March 31, 2000 to $16.0 million at March 31, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.04% and 1.02% at March 31, 2001 and March 31, 2000, respectively. The allowance for loan losses equaled 292% of non-performing loans at March 31, 2001 compared to 259% of non-performing loans at March 31, 2000.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Additions to the allowance are charged to earnings. Provisions for losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to provide additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Banks' control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment by the Banks include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value o impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance, and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Banks' loan portfolios including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company's historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management's judgment, affect th collectibility of the portfolio as of the evaluation date. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                                     March 31     December 31
                                                       2001          2000
                                                     --------     -----------
Loans (including loans held for sale):
   Secured by real estate
     One- to four-family                          $   412,582     $   408,613
     Commercial                                       381,301         366,071
     Multifamily                                       82,709          84,282
     Construction and land                            297,969         271,273
   Commercial business                                235,186         228,676
   Agricultural business                               68,255          67,809
   Consumer                                            58,383          60,359
                                                  -----------     -----------
        Total Loans                               $ 1,536,385     $ 1,487,083
   Less allowance for loan losses                      15,980          15,314
                                                  -----------     -----------
        Total net loans at end of period          $ 1,520,405     $ 1,471,769
                                                  ===========     ===========
Allowance for loan losses as a percentage of
  net loans outstanding                                  1.04%           1.03%

                                                          Quarters Ended
                                                              March 31
                                                  ---------------------------
                                                        2001            2000
                                                  -----------     -----------
Balance, beginning of the year                    $    15,314     $    13,541

Allowances added through business combinations             --              --

Provision                                                 950             545
Recoveries of loans previously charged off:
  Secured by real estate
    One- to four-family                                    --              --
    Commercial                                             --               1
    Multifamily                                            --              --
    Construction and land                                  --               4
  Commercial business                                       6              11
  Agricultural business                                    --              --
  Consumer                                                  5               3
                                                  -----------     -----------
                                                           11              19
Loans charged off:
  Secured by real estate
    One- to four-family                                   (32)             (6)
    Commercial                                             --              --
    Multifamily                                            --              --
    Construction and land                                  --              --
  Commercial business                                    (102)            (59)
  Agricultural business                                  (100)             --
  Consumer                                                (61)            (89)
                                                  -----------     -----------
                                                         (295)           (154)
                                                  -----------     -----------
Net charge offs                                          (284)           (135)
                                                  -----------     -----------
Balance, end of period                            $    15,980     $    13,951
                                                  ===========     ===========

Net charge-offs as a percentage of average
  net book value of loans outstanding for
  the period                                             0.02%           0.01%
                                                  -----------     -----------

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                                     March 31     December 31
                                                       2001          2000
                                                  -----------     -----------
Specific or allocated loss allowances:
  Secured by real estate:
   One- to four-family                            $     2,289     $    2,256
   Commercial                                           4,146          4,556
   Multifamily                                            765            731
   Construction and land                                2,842          2,738
Commercial business                                     3,195          2,859
Agricultural business                                     758            851
Consumer                                                  966            879
                                                  -----------     -----------
         Total allocated                               14,961         14,870
Unallocated                                             1,019            444
                                                  -----------     -----------
         Total allowance for loan losses          $    15,980     $   15,314
                                                  ===========     ==========
Ratio of allowance for loan losses to non-
  performing loans                                       2.92           1.83
Allowance for loan losses as a percent of net loans
  (loans receivable excluding allowance for losses)      1.04%          1.03%

OTHER OPERATING INCOME. Other operating income at $2.9 million for the quarter ended March 31, 2001, increased by $1.2 million compared to the quarter ended March 31, 2000. This included a $674,000 increase in the gain on sale of loans and a $306,000 increase in other fees and service charges in the current quarter. Loan sales for the quarter ended March 31, 2001 totaled $47.0 million, including $9.4 million of loans sold by CFC, compared to $15.9 million for the quarter ended March 31, 2000. Gain on sale of loans for BANR included $66,000 of fees on $5.5 million of loans brokered by CFC, which are not reflected in the volume of loans sold. In addition to selling fewer loans, gains on loan sales in the year earlier period also were lower as a result of the adverse impact of rising interest rates on the profitability of those sales. Other fee and service charge income increased at BANR, reflecting deposit growth and pricing adjustments. Miscellaneous income increased by $176,000 in large part reflecting the Company's increased investment in bank owned life insurance and the resulting increase in cash surrender value.

OTHER OPERATING EXPENSES. Other operating expenses increased $1.3 million from $10.8 million for the quarter ended March 31, 2000, to $12.1 million for the quarter ended March 31, 2001. Increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as BANR continues to expand. The increase in expenses reflects the inclusion of two new bank branches opened subsequent to March 31, 2000. The increase also reflects expenses associated with the new lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $274,000 increase in capitalized loan origination costs. The higher operating expenses associated with BANR's transition to more of a commercial bank profile, coupled with pressure on net interest margin, caused BANR's efficiency ratio, excluding the amortization of goodwill, to increase to 55.65% (59.55% including goodwill), for the quarter ended March 31, 2001, from 54.82% (59.15% including goodwill) for the comparable period ended March 31, 2000. Other operating expenses as a percentage of average assets increased to 2.47% (2.35% excluding the amortization of goodwill) for the quarter ended March 31, 2001, compared to 2.24% (2.37% excluding the amortization of goodwill) for the quarter ended March 31, 2000.

INCOME TAXES. Income tax expense was $2.6 million for the quarter ended March 31, 2001, compared to $2.5 million for the comparable period in 2000. The Company's effective tax rates for the quarters ended March 31, 2001 and 2000, were 36% and 36%, respectively.

ASSET QUALITY

The following tables are provided to disclose additional details on asset quality (in thousands):

                                                      March 31     December 31
                                                        2001          2000
                                                   -----------     -----------
Non-performing assets at end of the period:
 Nonaccrual Loans:
   Secured by real estate
     One- to four-family                           $       571     $       873
     Multifamily real estate                                62           1,741
     Commercial real estate                                 --              --
     Construction and land                               1,884           2,937
   Commercial business                                     958           1,734
   Agricultural business                                   829             529
   Consumer                                                115              18
                                                   -----------     -----------
                                                         4,419           7,832
Loans more than 90 days delinquent, still on accrual:
  Secured by real estate
    One- to four-family                                     --              20
    Multifamily real estate                                 --              --
    Commercial real estate                                  --              --
    Construction and land                                   --              --
  Commercial business                                       59               1
  Agricultural business                                    878             467
  Consumer                                                 121              54
                                                   -----------     -----------
                                                         1,058             542
                                                   -----------     -----------
Total non-performing loans                               5,477           8,374

Real estate owned, held for sale, net (REO), and
  other repossessed assets                               5,097           3,287
                                                   -----------     -----------
Total non-performing assets at the end of
  the period                                       $    10,574     $    11,661
                                                   ===========     ===========

Non-performing loans as a percentage of total
  net loans before allowance for loan losses
  at end of the period                                    0.36%           0.56%
Ratio of allowance for loan losses to non-
  performing loans at end of the period                    292%            183%
Non-performing assets as a percentage of total
   assets at end of the period.                           0.53%           0.59%

Troubled debt restructuring [TDRs]
   at end of the period                            $       311     $       337
                                                   ===========     ===========

Troubled debt restructuring as a percentage of:
  Total gross principal of loans outstanding at end
     of the period                                        0.02%           0.02%
  Total assets at end of the period                       0.02%           0.02%

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

SENSITIVITY ANALYSIS

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2001, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

TABLE OF INTEREST RATE RISK INDICATORS

                                               Estimated Change in
                                 ------------------------------------------
Change (In Basis Points)         Net Interest Income
in Interest Rates (1)              Next 12 Months          Net Market Value
------------------------         -------------------       ----------------
                                            (Dollars in thousands)
   +400                          $ 1,864        2.6%      $(66,272)  (34.3%)
   +300                            1,503        2.1%       (50,570)  (26.2%)
   +200                            1,162        1.6%       (31,393)  (16.3%)
   +100                              751        1.0%       (12,583)   (6.5%)
      0                                0          0              0      0
   -100                           (1,927)      (2.6%)          633     0.3%
   -200                           (4,702)      (6.4%)      (11,060)   (5.7%)
   -300                           (8,477)     (11.6%)      (29,980)  (15.5%)
   -400                          (12,168)     (16.7%)      (47,599)  (24.7%)

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2001. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 2001, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $38.8 million, representing a one-year gap to total assets ratio of (1.93%).

TABLE OF INTEREST SENSITIVITY GAP
As of March 31, 2001
                                                  6 Months
                                         Within      to      1-3       3-5       5-10     Over 10
                                        6 Months  One Year   Years    Years      Years     Years      Total
                                        --------  --------   -----    -----      -----     -----      -----
                                                                       (dollars in thousands)
Interest-earning assets(1):
 Construction loans                     $150,336 $  66,059  $  2,223 $  1,116  $     --  $      -- $  219,734
 Fixed-rate mortgage loans                59,378    50,585   159,870  120,371   160,931     81,496    632,631
 Adjustable-rate mortgage loans          180,303    57,807    80,004    6,000        --         --    324,114
 Fixed-rate mortgage-backed securities    10,393    11,629    52,443   20,340    10,595      4,483    109,883
 Adjustable-rate mortgage-backed
   securities                             89,643     4,164        --       --        --         --     93,807
 Fixed-rate commercial/agriculture
   loans                                  13,621     7,719    20,456   25,615     8,141      2,788     78,340
 Adjustable-rate commercial/
   agriculture loans                     224,986        --        --       --        --         --    224,986
 Consumer and other loans                 22,093     5,478    16,676   13,274     1,328      2,668     61,517
 Investment securities and interest-
   bearing deposits                       47,425     6,535    22,965    5,490    10,400     55,851    148,666
                                        -------- ---------  -------- --------  --------   -------- ----------
    Total rate-sensitive assets          798,178   209,976   354,637  192,206   191,395    147,286  1,893,678
                                        -------- ---------  -------- --------  --------   -------- ----------
Interest-bearing liabilities(2):
 Regular savings and NOW accounts         18,136    18,135    42,315   42,315        --         --    120,901
 Money market deposit accounts            66,644    39,986    26,658       --        --         --    133,288
 Certificates of deposit                 425,885   215,565   164,005   18,268     7,412         34    831,169
 FHLB advances                           110,500    86,600   166,054   60,500    78,079        849    502,582
 Other borrowings                         57,958        --        --       --        --         --     57,958
 Retail repurchase agreements              7,308       208     1,215    1,354     1,929          1     12,015
                                        -------- ---------  -------- --------  --------   -------- ----------
    Total rate-sensitive liabilities     686,431   360,494   400,247  122,437    87,420        884  1,657,913
                                        -------- ---------  -------- --------  --------   -------- ----------
Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities                  $111,747 $(150,518)  (45,610)  69,769   103,975   $146,402 $  235,765
                                        ======== =========  ======== ========  ========   ======== ==========
Cumulative excess (deficiency) of
 interest-sensitive assets              $111,747 $ (38,771)  (84,381) (14,612)   89,363   $235,765 $  235,765
                                        ======== =========  ======== ========  ========   ======== ==========
Cumulative ratio of interest-earning
 assets to interest-bearing liabilities  116.28%    96.30%    94.17%   99.07%   105.39%    114.22%    114.22%
                                        ======== =========  ======== ========  ========   ======== ==========
Interest sensitivity gap to total assets   5.56%    (7.48%)   (2.27%)   3.47%     5.17%      7.28%     11.72%
                                        ======== =========  ======== ========  ========   ======== ==========
Ratio of cumulative gap to total assets    5.56%    (1.93%)   (4.20%)  (0.73%)    4.44%     11.72%     11.72%
                                        ======== =========  ======== ========  ========   ======== ==========
                                     (footnotes on following page)

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $150.1 million or (7.46%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the earlier Table I, Analysis of Net Interest Spread.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, borrowings, proceeds from loan principal and interest payments and sales of loans, and the maturity of and interest income on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayment are greatly influenced by market interest rates, economic conditions and competition.

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During th quarter ended March 31, 2001, the Company purchased loans in the amount of $489,000 while loan origination, net of repayments totaled $75.5 million. This activity was funded primarily by principal repayments on securities, sales of loans, and deposit growth. During the quarter ended March 31, 2001, the Company sold $47.0 million of loans. Net deposit growth was $26.0 million for the quarter ended March 31, 2001. FHLB advances decreased $4.5 million for the quarter ended March 31, 2001. Other borrowings also decreased $4.6 million for the quarter ended March 31, 2001.

The Banks must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended March 31, 2001, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pa maturing savings certificates and deposit withdrawals. At March 31, 2001, the Banks had outstanding loan commitments totaling $159.4 million and undisbursed loans in process totaling $121.1 million. The Banks generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs. BB maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 45% of B s assets or unencumbered qualifying collateral, which as of March 31, 2001 could give a maximum total credit line of $801 million. Advances under this credit facility totaled $481.5 million, or 27% of BB's assets at March 31, 2001. BBO also maintains credit lines with various institutions, including the FHLB-Seattle, that would allow them to borrow up to $16.5 million.

At March 31, 2001, savings certificates amounted to $830.9 million or 68.0%, of the Banks' total deposits, including $639.5 million which were scheduled to mature by March 31, 2002. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, FHLB Seattle advances, other borrowings and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

CAPITAL REQUIREMENTS

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks),
(ii) a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and
(iii) a ratio of total capital to risk-weighted assets of at least 8.0%. At March 31, 2001, BANR's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

BANR, as a bank holding company, is regulated by the Federal Reserve Board
(FRB). The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements of the FDIC for banks with $150 million or more in total consolidated assets. BANR's total regulatory capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.

The actual regulatory capital ratios calculated for BANR along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                      Minimum for capital
                                      Actual           adequacy purposes
                                ----------------      -------------------
                                Amount     Ratio        Amount     Ratio
                                ------     -----       -------     -----
MARCH 31, 2001:
BANR--consolidated
   Total capital to risk-
     weighted assets          $179,396     12.83%     $111,901      8.00%

   Tier 1 capital to risk-
     weighted assets           162,303     11.61        55,950      4.00

   Tier 1 leverage capital
     average assets            162,303      8.31        78,145      4.00

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time BANR or its subsidiaries are engaged in legal proceedings in he ordinary course of business, none of which is considered to have a material mpact on the BANR's financial position or results of operations.


ITEM 2.    CHANGES IN SECURITIES

Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None


ITEM 5.    OTHER INFORMATION

Not Applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8K

   Report (s) on Form 8-K filed during the quarter ended March 31, 2001, are as follows:

      Date Filed                                   Purpose
      ----------                                   -------
                  NONE

SIGNATURES
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Banner Corporation


May 15, 2001                             /s/ Gary Sirmon
                                         ----------------
                                         Gary Sirmon
                                         President and Chief Executive Officer


May 15, 2001                             /s/ Lloyd W. Baker
                                         -------------------
                                         Lloyd W. Baker
                                         Treasurer and Executive Vice President