Form 10-Q/A
period 2001-03-31
BANNER CORP
filed 2001-11-14
CIK 946673

FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                                                                  RESTATED
       For the quarterly period ended ........................  MARCH 31, 2001
                                                                --------------

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

                    Banner Corporation and Subsidiaries


This amendment on Form 10-Q/A of Banner Corporation incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed except where specifically noted. The amendment reflects the restatement of the registrant's consolidated financial statements as of and for the three months ended March 31, 2001 related to losses incurred as a result of a check kiting scheme and credit manipulation activities associated with a former senior lending officer. See Note 6 for further discussion of this matter.

                  BANNER CORPORATION AND SUBSIDIARIES
                           Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

    Consolidated Statements of Financial Condition
    as of March 31, 2001, (as restated, see Note 6), and
    December 31, 2000........................................................ 3

    Consolidated Statements of Income
    for the Quarters Ended March 31, 2001, (as restated, see
    Note 6), and 2000........................................................ 4

    Consolidated Statements of Comprehensive Income
    for the Quarters ended March 31, 2001, (as restated, see
    Note 6), and 2000........................................................ 5

    Consolidated Statements of Changes in Stockholders' Equity
    for the Quarters Ended March 31, 2001, (as restated, see
    Note 6), and 2000.........................................................6

    Consolidated Statements of Cash Flows
    for the Quarters Ended March 31, 2001, (as restated, see
    Note 6), and 2000........................................................ 8

    Selected Notes to Consolidated Financial Statements......................10

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

    Special note regarding Forward Looking Statements....................... 15

    General................................................................. 15

    Recent Developments and Significant Events.............................. 16

    Comparison of Financial Condition at March 31, 2001
    and December 31, 2000................................................... 16

    Comparison of Results of Operations for the Quarters Ended March 31,
     2001 and 2000.......................................................... 16

    Asset Quality........................................................... 22

    Market Risk and Asset/Liability Management.............................. 23

    Sensitivity Analysis.................................................... 24

    Liquidity and Capital Resources......................................... 26

    Capital Requirements.................................................... 27

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings............................................ 28

    Item 2.    Changes in Securities........................................ 28

    Item 3.    Defaults upon Senior Securities.............................. 28

    Item 4.    Submission of Matters to a Vote of Stockholders.............. 28

    Item 5.    Other Information............................................ 28

    Item 6.    Exhibits and Reports on Form 8-K............................. 28

SIGNATURES.................................................................. 29

                   BANNER CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                   March 31, 2001 and December 31, 2000
                               (Unaudited)
                                                         (Restated,
                                                         See Note 6)
                                                          March 31  December 31
ASSETS                                                       2001       2000
                                                         ----------- ----------
Cash and due from banks                                  $   51,781 $   67,356
Securities available for sale, cost $292,680
 and $310,539
    Encumbered                                               60,401     66,405
    Unencumbered                                            233,836    242,393
                                                         ----------- ----------
                                                            294,237    308,798
Securities held to maturity, fair value $17,141
 and $18,269                                                 17,064     17,717
Federal Home Loan Bank stock                                 29,269     28,807
Loans receivable:
   Held for sale, fair value $30,161 and $8,011              29,755      7,934
   Held for portfolio                                     1,506,630  1,479,149
   Allowance for loan losses                                (15,980)   (15,314)
                                                        ----------- ----------
                                                          1,520,405  1,471,769

Accrued interest receivable                                  12,634     12,963
Real estate owned, held for sale, net                         5,097      3,287
Property and equipment, net                                  17,687     17,746
Costs in excess of net assets acquired (goodwill), net       33,822     34,617
Deferred income tax asset, net                                1,157      2,337
Bank owned life insurance                                    19,408     14,190
Other assets                                                  4,244      3,244
                                                        ----------- ----------
                                                        $ 2,006,805 $1,982,831
LIABILITIES                                             =========== ==========
Deposits:
   Non-interest-bearing                                 $   132,718 $  140,779
   Interest-bearing                                       1,085,359  1,051,936
                                                        ----------- ----------
                                                          1,218,077  1,192,715

Advances from Federal Home Loan Bank                        502,583    507,098
Other borrowings                                             69,972     74,538
Accrued expenses and other liabilities                       16,730     10,857
Deferred compensation                                         2,392      2,293
Income taxes payable                                          2,108      1,535
                                                        ----------- ----------
                                                          1,811,862  1,789,036
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares
 authorized, no shares issued                                     -         --
Common stock - $0.01 par value, 27,500,000 shares
 authorized, 13,201,418 shares issued:
 11,893,753 shares and 12,005,302 shares outstanding
 at March 31, 2001 and December 31, 2000, respectively      131,955    133,839
Retained earnings                                            67,549     66,893
Accumulated other comprehensive income:
  Unrealized gain (loss) on securities available
   for sale                                                     993     (1,125)
Unearned shares of common stock issued to Employee Stock
  Ownership Plan (ESOP) trust:
   633,278 and 633,278 restricted shares outstanding
    at March 31, 2001 and December 31, 2000,
    respectively, at cost                                    (5,234)    (5,234)

Carrying value of shares held in trust for stock
 related compensation plans                                  (2,872)    (3,130)
Liability for common stock issued to deferred, stock
 related, compensation plan                                   2,552      2,552
                                                        ----------- ----------
                                                               (320)      (578)
                                                        ----------- ----------
                                                            194,943    193,795
                                                        ----------- ----------
                                                        $ 2,006,805 $1,982,831
                                                        =========== ==========

               See notes to consolidated financial statements

                   BANNER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited) (in thousands except for per share amounts)

                                                             Quarters Ended
                                                                March 31
                                                         ---------------------
                                                         (Restated,
                                                         See Note 6)
                                                            2001         2000
INTEREST INCOME:                                           ------       ------
  Loans receivable                                       $ 34,662     $ 29,932
  Mortgage-backed securities                                3,272        3,955
  Securities and deposits                                   2,644        2,743
                                                         --------     --------
                                                           40,578       36,630
INTEREST EXPENSE:
  Deposits                                                 14,219       11,762
  Federal Home Loan Bank advances                           7,820        7,036
  Other borrowings                                          1,068        1,187
                                                         --------     --------
                                                           23,107       19,985
                                                         --------     --------
    Net interest income before provision
    for loan losses                                        17,471       16,645

PROVISION FOR LOAN LOSSES                                     950          545
                                                         --------     --------
  Net interest income                                      16,521       16,100

OTHER OPERATING INCOME:
  Loan servicing fees                                         310          232
  Other fees and service charges                            1,463        1,157
  Gain on sale of loans                                       861          187
  Gain (loss) on sale of securities                            --           --
  Miscellaneous                                               231           55
                                                         --------     --------
    Total other operating income                            2,865        1,631

OTHER OPERATING EXPENSES:
  Salary and employee benefits                              7,379        6,256
  Less capitalized loan origination costs                  (1,065)        (791)
  Occupancy and equipment                                   1,859        1,677
  Information/computer data services                          643          575
  Advertising                                                 203          160
  Check kiting loss                                         3,600           --
  Amortization of goodwill                                    795          792
  Miscellaneous                                             2,297        2,141
                                                         --------     --------
    Total other operating expenses                         15,711       10,810
                                                         --------     --------
    Income before provision for income taxes                3,675        6,921

PROVISION FOR INCOME TAXES                                  1,366        2,496
                                                         --------     --------
NET INCOME                                               $  2,309     $  4,425
                                                         ========     ========
Net income per common share, see Note 5:
  Basic                                                  $    .21     $    .39
  Diluted                                                $    .20     $    .38

Cumulative dividends declared per common share:          $    .14     $    .13

               See notes to consolidated financial statements

                  BANNER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Unaudited) (in thousands)

                                                           Quarters Ended
                                                              March 31
                                                         -------------------
                                                       (Restated,
                                                       See Note 6)
                                                          2001         2000
                                                         ------       ------
NET INCOME:                                             $ 2,309      $ 4,425

OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAXES:
 Unrealized holding gain (loss) during the period, net
   of deferred income tax (benefit) of $1,180 and $1,     2,118           20
   respectively.
 Less adjustment for gains included in net income,
   net of income tax of $0 and $0                            --           --
                                                        -------      -------
 Other comprehensive income (loss)                        2,118           20
                                                        -------      -------
COMPREHENSIVE INCOME                                    $ 4,427      $ 4,445
                                                        =======      =======

               See notes to consolidated financial statements

                  BANNER CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (Unaudited) ( in thousands)
            For the Quarters Ended March 31, 2001 and 2000

                                                (Restated,
                                                See Note 6)
                                                   2001          2000
                                                ---------     ---------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of period                   $ 133,839     $ 123,204
   Purchase of forfeited shares from MRP               --           (11)
   Net proceeds (cost) of treasury stock
     reissued for exercised stock options              28           113
   Purchase and retirement of treasury stock       (1,912)       (1,599)
                                                ---------     ---------
 Balance, end of period                           131,955       121,707

RETAINED EARNINGS:
 Balance, beginning of period                      66,893        69,170
   Net income                                       2,309         4,425
   Cash dividends                                  (1,653)       (1,529)
                                                ---------     ---------
 Balance, end of period                            67,549        72,066

ACCUMULATED OTHER COMPREHENSIVE INCOME:
 Balance, beginning  of period                     (1,125)       (5,331)
   Other comprehensive income (loss), net of
     related income taxes                           2,118            20
                                                ---------     ---------
 Balance, end of period                               993        (5,311)

UNEARNED, RESTRICTED ESOP SHARES AT COST:
 Balance, beginning of period                      (5,234)       (6,162)
   Release of earned ESOP shares                       --            --
                                                ---------     ---------
 Balance, end of period                            (5,234)       (6,162)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS:
 Balance, beginning of period                        (578)       (1,708)
   Net change in number and/or valuation of
     shares held in trust                              --            11
   Amortization of compensation related to MRP        258           280
                                                ---------     ---------
 Balance, end of period                              (320)       (1,417)
                                                ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                      $ 194,943     $ 180,883
                                                =========     =========

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
                                                =========     =========

*Adjusted for stock dividend, see note 2

               See notes to consolidated financial statements

                       BANNER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)
                 For the Quarters Ended March 31, 2001 and 2000

                                                         (Restated,
                                                         See Note 6)
                                                            2001        2000
                                                          --------    --------
OPERATING ACTIVITIES
  Net income                                              $  2,309    $  4,425
  Adjustments to reconcile net income to net cash
    Provided (used) by operating activities:
  Deferred taxes                                                --          --
  Depreciation                                                 686         628
  Loss (gain) on sale of securities                             --          --
  Net amortization of premiums and discounts on investments    (32)         37
  Increase in cash surrender value of bank owned
    life insurance                                            (218)        (44)
  Amortization of costs in excess of net assets acquired       795         792
  Amortization of MRP compensation liability                   258         280
  Loss (gain) on sale of loans                                (805)       (173)
  Net changes in deferred loan fees, premiums and discounts    (60)        245
  Loss (gain) on disposal of real estate held for sale          16           2
  Loss (gain) on disposal of property and equipment            (15)          8
  Amortization of mortgage servicing rights                    130          68
  Capitalization of mortgage servicing rights from sale of
    mortgages with servicing retained                          (56)        (14)
  Provision for losses on loans and real estate held
    for sale                                                   950         554
  FHLB stock dividend                                         (462)       (403)
  Net change in:
    Loans held for sale                                    (21,821)     (2,373)
    Accrued interest receivable                                329      (1,404)
    Other assets                                            (1,050)        589
    Deferred compensation                                       99         141
    Accrued expenses and other liabilities                   5,889       4,644
    Income taxes payable                                       573       2,343
                                                          --------    --------
     Net cash provided (used) by operating activities      (12,485)     10,345
                                                          --------    --------

INVESTING ACTIVITIES:
  Purchases of securities available for sale                (8,000)    (10,751)
  Principal repayments and maturities of securities
    available for sale                                      25,891       8,577
  Proceeds from sales of securities available for sale          --           -
  Purchases of securities held to maturity                      --      (3,249)
  Principal repayments and maturities of securities
    held to maturity                                           653         114
  Net sales (purchases) of FHLB stock                           --        (866)
  Origination of loans, net of principal repayments        (75,466)    (61,246)
  Purchases of loans and participating interest in loans      (489)     (4,665)
  Proceeds from sales of loans and participating interest
    in loans                                                47,006      15,896
  Purchases of property and equipment                         (635)     (1,034)
  Proceeds from sale of property and equipment                  23          10
  Additional capitalized costs of real estate
    held for sale, net of insurance proceeds                   (71)        (33)
  Proceeds from sale of real estate held for sale              397         369
  Funds transferred to deferred compensation plan trusts       (24)        (61)
  Investment in bank owned life insurance                   (5,000)          -
                                                          --------    --------
    Net cash used by investing activities                  (15,715)    (56,939)
                                                          --------    --------
                            (Continued on next page)

                     BANNER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)  (in thousands)
               For the Quarters Ended March 31, 2001 and 2000
                        (Continued from prior page)

                                                         (Restated,
                                                         See Note 6)
                                                            2001        2000
                                                          --------    --------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                         $ 25,362    $ 45,570
  Proceeds from FHLB advances                               69,465     236,000
  Repayment of FHLB advances                               (73,980)   (206,172)
  Proceeds from repurchase agreement borrowings                 --
  Repayments of repurchase agreement borrowings             (5,432)     (1,561)
  Increase (decrease) in other borrowings                      763      (6,573)
  Cash dividends paid                                       (1,669)     (1,323)
  Net (cost) proceeds of exercised stock options                28         113
  Repurchases of stock, net of forfeitures                  (1,912)     (1,599)
                                                          --------    --------
      Net cash provided by financing activities             12,625      64,455
                                                          --------    --------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS         (15,575)     17,861

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                67,356      44,769
                                                          --------    --------
CASH AND DUE FROM BANKS, END OF PERIOD                    $ 51,781    $ 62,630
                                                          ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $ 22,685    $ 19,251
  Taxes paid                                              $    792    $    150
  Non-cash transactions:
    Loans, net of discounts, specific loss allowances
      and unearned income transferred to real
      estate owned                                        $  2,152    $    605

    Net change in accrued dividends payable               $     16    $    206

    Net change in unrealized gain (loss) in deferred
      compensation trust and related liability            $     --    $     59

    Treasury stock forfeited by MRP                       $     --    $     11

    Treasury stock issued to MRP                          $     --    $     --


               See notes to consolidated financial statements

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

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments as well as the restatements explained in Notes 2 and 6) that are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates and may have a material impact on the financial statements.

Certain reclassifications have been made to the 2000 financial statements and/or schedules to conform to the 2001 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of such reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q/A (amended for the restatement of March 31, 2001 financial statements) should be read in conjunction with Banner Corporation's 2000 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

NOTE 2:    RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Restatement of Financial Statements: As discussed in Note 6, on September 17, 2001, the Company announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer of BB, as well as activities designed to conceal credit weaknesses of several loan customers. Upon further review, the Company determined that it would be necessary to file amended quarterly reports on Form 10-Q/A for each of the quarters ended March 31, 2001 and June 30, 2001, to recognize charges in those periods which appropriately reflect the timing of losses incurred as a result of the check kiting scheme and credit manipulation activities.

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

The combination was designed to strengthen the Company by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. Final integration of all data processing into a common system is scheduled for completion by December 31, 2001. The Banks used one name, Banner Bank, and were united under the leadership of an experienced management team. The same ten individuals serve as members of the Board of Directors of the Company and each of the Banks.

In light of the Gramm-Leach-Bliley financial modernization legislation, the Company chose to retain a separate charter for BBO and to operate two banking subsidiaries. That legislation enacted Federal Home Loan Bank (FHLB) System reforms that affected community financial institutions. The intent was for BBO to qualify as a community financial institution allowing it to obtain long-term FHLB advances to fund small business and small agribusiness loans and to offer those loans as collateral for such borrowings. A community financial institution is defined as a "member of the Federal Home Loan Bank (FHLB) System, the deposits of which are insured by the FDIC and that has average total assets (over the preceding three years) of less than $500 million." However, with release of the FHLB's implementing procedures, including rules expanding eligible collateral for members not qualifying as community financial institutions, the Company has determined that potential benefits of additional borrowing capacity are not as substantial as the efficiencies it may derive by operating the Banks under a single bank charter. Therefore, on June 29, 2001, the Company announced its plans to merge its two subsidiary banks. The merger of BB and BBO was completed on September 1, 2001, with the surviving entity operating as a Washington state-chartered commercial bank.

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

Financial highlights by legal entity were as follows:

                                     Quarter Ended March 31, 2001 (Restated)
                                  ---------------------------------------------
                                                (dollars in thousands)
Condensed Income Statement
                                       BB         BBO       Other *   Total
                                  -----------  ---------    ------  ----------

Net interest income before
  provision for loan losses       $    14,783  $   2,664   $    24  $   17,471
Provision for loan losses                 905         45        --         950
Other operating income                  2,376        489        --       2,865
Other operating expenses               13,319      1,858       534      15,711
                                  -----------  ---------    ------  ----------
Income (loss) before income taxes       2,935      1,250      (510)      3,675

Income taxes (benefit)                    975        571      (180)      1,366
                                  -----------  ---------    ------  ----------
Net income (loss)                 $     1,960  $     679    $ (330) $    2,309
                                  ===========  =========    ======  ==========

                                            March 31, 2001 (Restated)
                                  --------------------------------------------

Total Assets                      $ 1,775,772  $ 230,120    $  913  $2,006,805
                                  ===========  =========    ======  ==========

                                           Quarter Ended March 31, 2000
                          ----------------------------------------------------
                                             (dollars in thousands)
Condensed Income Statement
                                                     TB
                                                   Now merged
                              BB          BBO      into BB     Other*   Total
                          ----------   --------   --------    ------  --------
Net interest income
  before provision for
  loan losses             $    9,983   $  2,605   $  4,040    $   17  $ 16,645
Provision for loan losses        275         70        200        --       545
Other operating income           816        436        393       (14)    1,631
Other operating expenses       5,910      1,765      2,675       460    10,810
                          ----------   --------   --------    ------  --------
Income (loss) before income
  taxes                        4,614      1,206      1,558      (457)    6,921

Income taxes (benefit)         1,429        558        669      (160)    2,496
                          ----------   --------   --------    ------  --------
Net income (loss)         $    3,185   $    648   $    889    $ (297) $  4,425
                          ==========   ========   ========    ======  ========

                                               March 31, 2000
                          -----------------------------------------------------

Total Assets              $1,350,352   $221,412   $324,113    $  474 $1,896,351
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
                                                 ======              ======

NOTE 6:       RESTATEMENT OF FINANCIAL STATEMENT

In September 2001, the Company became aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer of Banner Bank, as well as activities designed to conceal credit weaknesses of several loan customers. As a result, the Company's financial statements as of and for the quarter ended March 31, 2001 have been restated from the amounts previously reported to recognize an expense of $3.6 million ($2.3 million after tax) related to the check kiting scheme. The following table shows the effects of the restatement for the quarter ended March 31, 2001.

                                As Previously Reported      As Restated
                                ----------------------      -----------
At March 31, 2001:

Cash and due from banks              $ 55,981                 $ 51,781
Non-interest-bearing deposits         133,318                  132,718
Income taxes payable                    3,368                    2,108
Retained earnings                      69,889                   67,549

For the quarter ended March 31, 2001:

Check kiting loss                    $     --                 $  3,600
Income before provision for
  income taxes                          7,275                    3,675
Provision for income taxes              2,626                    1,366
Net income                              4,649                    2,309
Comprehensive income                    6,767                    4,427
Net income per common share:
  Basic                              $    .41                 $    .21
  Diluted                                 .40                      .20

The Company also determined that the financial statements for the quarter ended June 30, 2001 needed to be restated to reflect charges relating to both the check kiting scheme and the credit manipulation activities. During the restated quarter ended June 30, 2001, the Company recorded $2.6 million ($1.7 after tax) of expense related to the check kiting scheme and an additional $2.0 million ($1.3 million after tax) was added to the provision for loan losses relating to the credit manipulation (see the Company's Form 10-Q/A for the quarter ended June 30, 2001 for more information). The Company recorded an additional expense of $1.9 million in the quarter ended September 30, 2001, with respect to the check kiting scheme and also recognized $4.2 million of additional provision for loan losses associated with the credit manipulation (see the Company's Form 10-Q for the quarter ended September 30, 2001 for more information).

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

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank
(FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income increased for the quarter ended March 31, 2001, when compared to the same quarter one year prior. This increase in net interest income was due to the significant asset and liability growth, which occurred at BANR. The increase in net interest income occurred despite a 7 basis point reduction of the interest rate spread for the quarter, which resulted from changes in the mix of assets and liabilities and changes in the levels of various market interest rates. The net interest margin also declined 6 basis points for the quarter ended March 31, 2001, when compared to the same quarter one year prior reflecting the reduced interest rate spread and the increased use of interest-bearing liabilities relative to interest-earning assets as the Company continued to leverage its equity capital. BANR's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. As explained in Note 6 of the Selected Notes to Consolidated Financial Statements, BANR's net income for the quarter ended March 31, 2001 has been restated to reflect a charge of $3.6 million ($2.3 million after tax) as a result of a check kiting scheme involving a single commercial loan customer that had been concealed by a former senior lending officer of BB. The accompanying discussion and analysis gives effect to the restatement.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements.

RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

See Notes 2 and 6 to Selected Notes to Consolidated Financial Statements

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001, (RESTATED) AND DECEMBER 31, 2000

Total assets increased $24.0 million, or 1.2%, from $1.983 billion at December 31, 2000, to $2.007 billion at March 31, 2001. The growth of $24.0 million occurred mostly at BB and was funded primarily with deposit growth. This growth represented a continuation of management's plans to further leverage BANR's capital and reflects the solid economic conditions in the markets where BANR operates. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $48.6 million, or 3.3%, from $1.472 billion at December 31, 2000, to $1.520 billion at March 31, 2001. This loan growth included an increase of $21.8 million in loans held for sale which increased to $29.8 million at March 31, 20001. The increase in net loans consisted of $4.0 million of residential mortgages, $13.7 million of mortgages secured by commercial and multifamily real estate, $26.7 million of construction and land loans and $5.0 million of non-mortgage loans such as commercial, agricultural and consumer loans. These balances reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate, construction and land development, and non-mortgage loans. While these loans are of inherently higher risk than residential mortgages, management believes they can produce higher credit adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with the borrowers than most residential mortgages. The majority of the increase in assets was funded by a net increase of $25.4 million in deposits. Asset growth was also funded by net income from operations. Deposits grew $25.4 million, or 2.1%, from $1.193 billion at December 31, 2000, to $1.218 billion at March 31, 2001. FHLB advances decreased $4.5 million from $507.1 million at December 31, 2000, to $502.6 million at March 31, 2001. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $4.6 million, from $74.5 million at December 31, 2000, to $70.0 million at March 31, 2001. Securities available for sale and held to maturity decreased $15.2 million, or 4.7%, from $326.5 million at December 31, 2000, to $311.3 million at March 31, 2001, as much of the proceeds from maturing or called securities and amortizations or prepayments on mortgage-related securities were used to fund loan growth. FHLB stock increased $462,000, as a result of the regular quarterly stock dividend paid by the FHLB. The Company's investment in bank owned life insurance increased by $5.2 million reflecting accumulated earnings from increased cash surrender value and an initial premium of $5.0 million for the purchase of additional insurance.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2001, (RESTATED) AND 2000

GENERAL. Net income for the quarter ended March 31, 2001 was $2.3 million, or $.20 per share (diluted), compared to net income of $4.4 million, or $.38 per share (diluted), for the quarter ended March 31, 2000. Net income for the quarter ended March 31, 2001 decreased $2.1 million from the comparable quarter ended March 31, 2000. The decrease in net income resulted from the expense associated with the check kiting scheme described earlier in Note 6. Excluding this expense and the related tax effect, net income for the quarter ended March 31, 2001, would have increased $244,000 compared to the quarter ended March 31, 2001. BANR's improved operating results (excluding the check kiting charge) primarily reflect the significant growth of assets and liabilities which was offset somewhat by the decline in net interest margin and increased operating expenses. Compared to levels a year ago, total assets increased 5.8% to $2.007 billion at March 31, 2001, net loans rose 11.8% to $1.520 billion, deposits grew 8.4% to $1.218 billion and borrowings increased 0.5% to $572.6 million. Average equity was 9.93% of average assets for the quarter ended March 31, 2001, compared to 9.80% of average assets for the quarter ended March 31, 2000. In addition to other activity reflected in the capital accounts, average equity increased significantly from the quarter ended March 31, 2000 as a result of changes in the market value of securities accounted for as available for sale. In accordance with FAS 115, changes in the market value of those securities, net of a related tax effect, are recorded in equity as accumulated other comprehensive income.


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

The following tables provide additional comparative data on the Company's operating performance:

                                                          Quarters Ended
   Average Balances                                         March 31
   ----------------                                ---------------------------
   (in thousands)                                  (Restated,
                                                   See Note 6)
                                                       2001            2000
                                                   -----------     -----------
Investment securities and deposits                 $   131,710     $   141,498
Mortgage-backed obligations                            197,634         235,986
Loans                                                1,516,361       1,341,942
FHLB stock                                              28,817          24,873
                                                   -----------     -----------
     Total average interest-earning asset            1,874,522       1,744,299

Non-interest-earning assets                            114,039          94,054
                                                   -----------     -----------
     Total average assets                          $ 1,988,561     $ 1,838,353
                                                   ===========     ===========

Deposits                                           $ 1,192,508     $ 1,093,444
Advances from FHLB                                     508,785         476,415
Other borrowings                                        74,704          78,411
                                                   -----------     -----------
     Total average interest-bearing liabilities      1,775,997       1,648,270

Non-interest-bearing liabilities                        15,198           9,858
                                                   -----------     -----------
     Total average liabilities                       1,791,195       1,658,128

Equity                                                 197,366         180,225
                                                   -----------     -----------
     Total average liabilities and equity          $ 1,988,561     $ 1,838,353
                                                   ===========     ===========

    Interest Rate Yield/Expense (Rates Are Annualized)
    --------------------------------------------------
Interest Rate Yield:
   Investment securities and deposits                     6.72%           6.65%
   Mortgage-backed obligations                            6.71%           6.74%
   Loans                                                  9.27%           8.97%
   FHLB stock                                             6.50%           6.50%
                                                   -----------     -----------
     Total interest rate yield on interest-
       earning assets                                     8.78%           8.45%
                                                   -----------     -----------
Interest Rate Expense:
   Deposits                                               4.84%           4.33%
   Advances from FHLB                                     6.23%           5.94%
   Other borrowings                                       5.80%           6.09%
                                                   -----------     -----------
     Total interest rate expense on
       interest-bearing liabilities                       5.28%           4.88%
                                                   -----------     -----------
     Interest spread                                      3.50%           3.57%
                                                   ============    ===========

     Net interest margin on interest earning assets       3.78%           3.84%
                                                   -----------     -----------

     Additional Key Financial Ratios (Ratios Are Annualized)
     -------------------------------------------------------

Return on average assets                                  0.47%           0.97%
Return on average equity                                  4.74%           9.88%
Average equity / average assets                           9.93%           9.80%
Average interest-earning assets /
  interest-bearing liabilities                          105.55%         105.83%
Non-interest [other operating] expenses/average assets
  Excluding amortization of costs in excess of net
    assets acquired (goodwill)                            3.10%           2.24%
  Including amortization of costs in excess of net
     assets acquired (goodwill)                           3.20%           2.37%
Efficiency ratio [non-interest (other operating)
 expenses/revenues]
  Excluding amortization of costs in excess of net
     assets acquired (goodwill)                          73.35%          54.82%
  Including amortization of costs in excess of net
     assets acquired (goodwill)                          77.26%          59.15%

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

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                                     March 31     December 31
                                                       2001          2000
                                                     --------     -----------
Loans (including loans held for sale):
   Secured by real estate
     One- to four-family                          $   422,964     $   418,057
     Commercial                                       381,301         366,071
     Multifamily                                       82,709          84,282
     Construction and land                            297,969         271,273
   Commercial business                                235,186         228,676
   Agricultural business                               68,255          67,809
   Consumer                                            48,001          50,915
                                                  -----------     -----------
        Total Loans                               $ 1,536,385     $ 1,487,083
   Less allowance for loan losses                      15,980          15,314
                                                  -----------     -----------
        Total net loans at end of period          $ 1,520,405     $ 1,471,769
                                                  ===========     ===========
Allowance for loan losses as a percentage of
  net loans outstanding                                  1.04%           1.03%

                                                        Quarters Ended
                                                            March 31
                                                  ---------------------------
                                                        2001            2000
                                                  -----------     -----------
Balance, beginning of the year                    $    15,314     $    13,541

Allowances added through business combinations             --              --

Provision                                                 950             545
Recoveries of loans previously charged off:
  Secured by real estate
    One- to four-family                                    --              --
    Commercial                                             --               1
    Multifamily                                            --              --
    Construction and land                                  --               4
  Commercial business                                       6              11
  Agricultural business                                    --              --
  Consumer                                                  5               3
                                                  -----------     -----------
                                                           11              19
Loans charged off:
  Secured by real estate
    One- to four-family                                   (32)             (6)
    Commercial                                             --              --
    Multifamily                                            --              --
    Construction and land                                  --              --
  Commercial business                                    (102)            (59)
  Agricultural business                                  (100)             --
  Consumer                                                (61)            (89)
                                                  -----------     -----------
                                                         (295)           (154)
                                                  -----------     -----------
Net charge offs                                          (284)           (135)
                                                  -----------     -----------
Balance, end of period                            $    15,980     $    13,951
                                                  ===========     ===========

Net charge-offs as a percentage of average
  net book value of loans outstanding for
  the period                                             0.02%           0.01%
                                                  -----------     -----------

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                                     March 31     December 31
                                                       2001          2000
                                                  -----------     -----------
Specific or allocated loss allowances:
  Secured by real estate:
   One- to four-family                            $     2,289     $    2,256
   Commercial                                           4,146          4,556
   Multifamily                                            765            731
   Construction and land                                2,842          2,738
Commercial business                                     3,195          2,859
Agricultural business                                     758            851
Consumer                                                  966            879
                                                  -----------     -----------
         Total allocated                               14,961         14,870
Unallocated                                             1,019            444
                                                  -----------     -----------
         Total allowance for loan losses          $    15,980     $   15,314
                                                  ===========     ==========
Ratio of allowance for loan losses to non-
  performing loans                                       2.92           1.83
Allowance for loan losses as a percent of net loans
  (loans receivable excluding allowance for losses)      1.04%          1.03%

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

OTHER OPERATING EXPENSES. Other operating expenses increased $4.9 million from $10.8 million for the quarter ended March 31, 2000, to $15.7 million for the quarter ended March 31, 2001. As noted earlier, other operating expenses for the quarter ended March 31, 2001, included a charge of $3.6 million associated with a check kiting scheme which previously had been concealed by a former senior lending officer of BB. Excluding the check kiting charge, other operating expense increased $1.3 million compared to the same quarter a year earlier. Increases in other operating expenses, excluding the check kiting charge, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as BANR continues to expand. The increase in expenses reflects the inclusion of two new bank branches opened subsequent to March 31, 2000. The increase also reflects expenses associated with the new lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $274,000 increase in capitalized loan origination costs. The higher operating expenses associated with BANR's transition to more of a commercial bank profile, coupled with pressure on net interest margin, and the recognition of the check kiting loss caused BANR's efficiency ratio, excluding the amortization of goodwill, to increase to 73.35% (77.26% including goodwill), for the quarter ended March 31, 2001, from 54.82% (59.15% including goodwill) for the comparable period ended March 31, 2000. Other operating expenses as a percentage of average assets increased to 3.10% (3.20% excluding the amortization of goodwill) for the quarter ended March 31, 2001, compared to 2.24% (2.37% excluding the amortization of goodwill) for the quarter ended March 31, 2000. Excluding the check kiting loss and the amortization of goodwill for the quarter ended March 31, 2001, BANR's efficiency ratio would have been 55.65% and other operating expenses as a percentage of average assets would have been 2.35%.

INCOME TAXES. Income tax expense was $1.4 million for the quarter ended March 31, 2001, compared to $2.5 million for the comparable period in 2000. The Company's effective tax rates for the quarters ended March 31, 2001 and 2000, were 37% and 36%, respectively. The higher effective tax rate in the current quarter is a result of a larger relative effect of the non-deductible goodwill amortization expense compared to the quarter one year earlier.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During th quarter ended March 31, 2001, the Company purchased loans in the amount of $489,000 while loan origination, net of repayments totaled $75.5 million. This activity was funded primarily by principal repayments on securities, sales of loans, and deposit growth. During the quarter ended March 31, 2001, the Company sold $47.0 million of loans. Net deposit growth was $25.4 million for the quarter ended March 31, 2001. FHLB advances decreased $4.5 million for the quarter ended March 31, 2001. Other borrowings also decreased $4.6 million for the quarter ended March 31, 2001.

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

At March 31, 2001, savings certificates amounted to $830.9 million or 68.2%, of the Banks' total deposits, including $639.5 million which were scheduled to mature by March 31, 2002. Historically, the Banks have been able to retain a significant amount of their deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, FHLB Seattle advances, other borrowings and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

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

The actual regulatory capital ratios calculated for BANR along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                      Minimum for capital
                                      Actual           adequacy purposes
                                ----------------      -------------------
                                Amount     Ratio        Amount     Ratio
                                ------     -----       -------     -----
MARCH 31, 2001: (Restated)
BANR--consolidated
   Total capital to risk-
     weighted assets          $177,056     12.67%     $111,834      8.00%

   Tier 1 capital to risk-
     weighted assets           159,963     11.44        55,917      4.00

   Tier 1 leverage capital
     average assets            159,936      8.19        78,145      4.00

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

                                         Banner Corporation


October 31, 2001                         /s/ Gary Sirmon
                                         ----------------
                                         Gary Sirmon
                                         President and Chief Executive Officer


October 31, 2001                         /s/ Lloyd W. Baker
                                         -------------------
                                         Lloyd W. Baker
                                         Treasurer and Executive Vice President