Form 10-Q/A
period 2001-06-30
BANNER CORP
filed 2001-11-14
CIK 946673

FORM 10-Q/A

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                                                                (RESTATED)
         For the quarterly period ended ....................  JUNE 30, 2001
                                                           ------------------

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------   ------------------

                         Commission File Number      0-26584
                                               -------------------

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

                    BANNER CORPORATION AND SUBSIDIARIES

This amendment on Form 10-Q/A of Banner Corporation incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this report as originally filed except where specifically noted. The amendment reflects the restatement of the registrant's consolidated financial statements as of and for the three and six months ended June 30, 2001 related to losses incurred as a result of a check kiting scheme and credit manipulation activities associated with a former senior lending officer. See Note 6 for further discussion of this matter. It also includes revised forward looking statements relating to the conversion of the data processing system.

                        BANNER CORPORATION AND SUBSIDIARIES
                               Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

  Consolidated Statements of Financial Condition
  as of June 30, 2001, (as restated, see Note 6), and December 31, 2000.... 3

  Consolidated Statements of Income
  for the Quarters and Six Months Ended June 30, 2001, (as restated, see Note 6), and 2000.  ................................................. 4

  Consolidated Statements of Comprehensive Income
  for the Quarters and Six Months Ended June 30, 2001, (as restated, see Note 6), and 2000.................................................... 5

  Consolidated Statements of Changes in Stockholders' Equity
  for the Six months Ended June 30, 2001, (as restated,
  see Note 6), and 2000.................................................... 6

  Consolidated Statements of Cash Flows
  for the Six Months Ended June 30, 2001, (as restated, see Note 6), and 2000................................................................. 8

  Selected Notes to Consolidated Financial Statements......................10

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

   Special Note Regarding Forward-Looking Statements...................... 17

   General................................................................ 17

   Recent Developments and Significant Events............................. 19

   Comparison of Financial Condition at June 30, 2001
   and December 31, 2000.................................................. 19

   Comparison of Results of Operations for the Quarters and Six Months
   Ended June 30, 2001 and 2000........................................... 19

   Asset Quality.......................................................... 27

   Market Risk and Asset/Liability Management..............................28

   Sensitivity Analysis................................................... 29

   Liquidity and Capital Resources........................................ 31

   Capital Requirements....................................................32

PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings........................................... 33

   Item 2.    Changes in Securities....................................... 33

   Item 3.    Defaults upon Senior Securities............................. 33

   Item 4.    Submission of Matters to a Vote of Stockholders............. 33

   Item 5.    Other Information........................................... 33

   Item 6.    Exhibits and Reports on Form 8-K............................ 33

SIGNATURES................................................................ 34

                    BANNER CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARES)
                    JUNE 30, 2001 AND DECEMBER 31, 2000
                                (Unaudited)

                                                      (Restated,
                                                      See Note 6)
                                                        June 30     December 31
ASSETS                                                   2001          2000
                                                      -------------------------
Cash and due from banks                              $   50,316     $   67,356
Securities available for sale, cost $280,735
 and $310,539
  Encumbered                                             56,681         66,405
  Unencumbered                                          225,552        242,393
                                                      ---------      ---------
                                                        282,233        308,798

Securities held to maturity, fair value $16,483
 and $18,269                                             16,557         17,717
Federal Home Loan Bank stock                             29,780         28,807
Loans receivable:
  Held for sale,  fair value $26,473 and $8,011          26,139          7,934
  Held for portfolio                                  1,555,751      1,479,149
  Allowance for loan losses                             (16,775)       (15,314)
                                                      ---------      ---------
                                                      1,565,115      1,471,769

Accrued interest receivable                              12,875         12,963
Real estate owned, held for sale, net                     3,227          3,287
Property and equipment, net                              18,167         17,746
Costs in excess of net assets acquired (goodwill), net   33,027         34,617
Deferred income tax asset, net                            1,859          2,337
Bank owned life insurance                                19,682         14,190
Other assets                                              3,758          3,244
                                                      ---------      ---------
                                                     $2,036,596     $1,982,831
                                                      =========      =========
LIABILITIES
Deposits:
  Non-interest-bearing                               $  140,513     $  140,779
  Interest-bearing                                    1,119,490      1,051,936
                                                      ---------      ---------
                                                      1,260,003      1,192,715

Advances from Federal Home Loan Bank                    504,082        507,098
Other borrowings                                         65,097         74,538
Accrued expenses and other liabilities                   12,001         10,857
Deferred compensation                                     2,434          2,293
Income taxes payable                                         --          1,535
                                                      ---------      ---------
                                                      1,843,617      1,789,036
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares
 authorized, no shares issued                                --             --
Common stock - $0.01 par value, 27,500,000 shares
 authorized, 13,201,418 shares issued:
 11,839,957 shares and 12,005,302 shares outstanding
 at June 30, 2001 and December 31, 2000, respectively   129,843        133,839
Retained earnings                                        67,523         66,893
Accumulated other comprehensive income:
  Unrealized gain (loss) on securities available for sale   958         (1,125)
Unearned shares of common stock issued to Employee Stock
  Ownership Plan (ESOP) trust:
   633,278 and 633,278 restricted shares outstanding at
   June 30, 2001 and December 31, 2000, respectively,
   at cost                                               (5,234)        (5,234)

Carrying value of shares held in trust for stock
  related compensation plans                             (2,713)        (3,130)
Liability for common stock issued to deferred, stock
  related, compensation plan                              2,602          2,552
                                                      ---------      ---------
                                                           (111)          (578)
                                                      ---------      ---------
                                                        192,979        193,795
                                                      ---------      ---------
                                                     $2,036,596     $1,982,831
                                                     ==========     ==========

                See notes to consolidated financial statements

                       BANNER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED) (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                       Quarters Ended       Six Months Ended
                                          June 30               June 30
                                      -----------------    ------------------
                                    (Restated,           (Restated,
                                    See Note 6)          See Note 6)
                                       2001       2000       2001       2000
                                      ------     ------     ------     ------
INTEREST INCOME:
  Loans receivable                   $34,257    $32,214    $68,919    $62,146
  Mortgage-backed securities           3,005      3,951      6,277      7,906
  Securities and deposits              2,477      2,943      5,121      5,686
                                    --------   --------   --------   --------
                                      39,739     39,108     80,317     75,738
INTEREST EXPENSE:
  Deposits                            13,992     12,928     28,211     24,690
  Federal Home Loan Bank advances      7,686      7,694     15,506     14,730
  Other borrowings                       867      1,115      1,935      2,342
                                    --------   --------   --------   --------
                                      22,545     21,777     45,652     41,762
                                    --------   --------   --------   --------
     Net interest income before
       provision for loan losses      17,194     17,331     34,665     33,976

PROVISION FOR LOAN LOSSES              2,950        819      3,900      1,364
                                    --------   --------   --------   --------
     Net interest income              14,244     16,512     30,765     32,612

OTHER OPERATING INCOME:
 Loan servicing fees                     285        248        595        480
 Other fees and service charges        1,468      1,222      2,931      2,379
 Gain on sale of loans                 1,222        282      2,083        469
 Gain (loss) on sale of securities       360         15        360         15
 Miscellaneous                           300         55        531        110
                                    --------   --------   --------   --------
    Total other operating income       3,635      1,822      6,500      3,453

OTHER OPERATING EXPENSES:
 Salary and employee benefits          7,625      6,526     15,004     12,782
 Less capitalized loan origination
  costs                               (1,371)      (901)    (2,436)    (1,692)
 Occupancy and equipment               1,885      1,767      3,744      3,444
 Information/computer data services      859        626      1,502      1,201
 Advertising                             215        169        418        329
 Check kiting loss                     2,600         --      6,200         --
 Amortization of goodwill                795        792      1,590      1,584
 Miscellaneous                         2,593      2,306      4,890      4,447
                                    --------   --------   --------   --------
     Total other operating expenses   15,201     11,285     30,912     22,095
                                    --------   --------   --------   --------
     Income before provision for
      income taxes                     2,678      7,049      6,353     13,970

PROVISION FOR INCOME TAXES             1,059      2,506      2,425      5,002
                                    --------   --------   --------   --------
NET INCOME                           $ 1,619    $ 4,543    $ 3,928    $ 8,968
                                    ========   ========   ========   ========

Net income per common share, see Note 5:

    Basic                            $   .14    $   .40    $   .35    $   .79
    Diluted                          $   .14    $   .40    $   .34    $   .78

Cumulative dividends declared per
  common share:                      $   .14    $   .13    $   .28    $   .26


                See notes to consolidated financial statements

                      BANNER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED) (IN THOUSANDS)

                                       Quarters Ended       Six Months Ended
                                          June 30               June 30
                                      -----------------    ------------------
                                    (Restated,           (Restated,
                                    See Note 6)          See Note 6)
                                       2001       2000       2001       2000
                                      ------     ------     ------     ------
NET INCOME:                          $ 1,619    $ 4,543    $ 3,928    $ 8,968

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF INCOME TAXES:
  Unrealized holding gain (loss) during
   the period, net of deferred income tax
   (benefit) of $102, $(68), $1,282 and
   $(67); respectively.                  199       (117)     2,317        (97)
  Less adjustment for (gains)/losses
   included in net income, net of
   income tax (benefit) of $126, $5,
   $126 and $5; respectively.           (234)       (10)      (234)       (10)
                                    --------   --------   --------   --------
   Other comprehensive income (loss)     (35)      (127)     2,083       (107)
                                    --------   --------   --------   --------
COMPREHENSIVE INCOME                 $ 1,584    $ 4,416   $  6,011    $ 8,861
                                    ========   ========   ========   ========

                See notes to consolidated financial statements

                       BANNER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (UNAUDITED) ( IN THOUSANDS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                        (Restated,
                                                        See Note 6)
                                                           2001         2000
                                                         --------     --------
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period                          $ 133,839    $ 123,204
    Adjustment of and/or issuance of stock in
     connection with acquisitions                              --           53
    Issuance of shares to MRP                                  52           43
    Purchase of forfeited shares from MRP                      (3)         (23)
    Net proceeds (cost) of treasury stock reissued
      for exercised stock options                           1,384          130
    Purchase and retirement of treasury stock              (5,429)      (2,254)
                                                         --------     --------
  Balance, end of period                                  129,843      121,153

RETAINED EARNINGS:
  Balance, beginning of period                             66,893       69,170
    Net income                                              3,928        8,968
    Cash dividends                                         (3,298)      (3,057)
    Adjustment of stock issued and related stock dividend
      in connection with acquisitions                          --           (7)
                                                         --------     --------
  Balance, end of period                                   67,523       75,074

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning  of period                            (1,125)      (5,331)
    Other comprehensive income (loss), net of related
     income taxes                                           2,083         (107)
                                                         --------     --------
  Balance, end of period                                      958       (5,438)

UNEARNED, RESTRICTED ESOP SHARES AT COST:
  Balance, beginning of period                             (5,234)      (6,162)
    Release of earned ESOP shares                              --           --
                                                         --------     --------
  Balance, end of period                                   (5,234)      (6,162)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
 STOCK-RELATED COMPENSATION PLANS:
  Balance, beginning of period                               (578)      (1,708)
    Issuance of treasury stock for MRP grant                  (52)         (43)
    Net change in number and/or valuation of shares
     held in trust                                              3           23
    Amortization of compensation related to MRP               516          562
                                                         --------     --------
  Balance, end of period                                     (111)      (1,166)
                                                         --------     --------
TOTAL STOCKHOLDERS' EQUITY                               $192,979     $183,461
                                                         ========     ========

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
                                                         ========     ========

*Adjusted for stock dividend, see note 2

                See notes to consolidated financial statements

                       BANNER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                           (Restated,
                                                           See Note 6)
                                                              2001      2000
                                                            --------  --------
OPERATING ACTIVITIES
  Net income                                                $  3,928  $  8,968
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
    Deferred taxes                                              (678)      776
    Depreciation                                               1,388     1,289
    Loss (gain) on sale of securities                           (360)      (15)
    Net amortization of premiums and discounts on investments    (53)       69
    Increase in cash surrender value of bank owned life
     insurance                                                  (492)     (156)
    Amortization of costs in excess of net assets acquired     1,590     1,584
    Amortization of MRP compensation liability                   516       562
    Loss (gain) on sale of loans                              (1,991)     (446)
    Net changes in deferred loan fees, premiums and discounts   (306)      752
    Loss (gain) on disposal of real estate held for sale           8         3
    Loss (gain) on disposal of property and equipment            (16)        8
    Amortization of mortgage servicing rights                    292       125
    Capitalization of mortgage servicing rights from sale of
     mortgages with servicing retained                           (92)      (23)
    Provision for losses on loans and real estate held for
     sale                                                      3,991     1,373
    FHLB stock dividend                                         (973)     (810)
    Net change in:
      Loans held for sale                                    (18,205)     (300)
      Accrued interest receivable                                 88    (1,818)
      Other assets                                              (684)      383
      Deferred compensation                                      152        99
      Accrued expenses and other liabilities                   1,167       627
      Income taxes payable                                    (1,535)     (459)
                                                            --------   -------
     Net cash provided (used) by operating activities        (12,265)   12,591
                                                            --------   -------
INVESTING ACTIVITIES:
  Purchases of securities available for sale                 (32,118)  (11,351)
  Principal repayments and maturities of securities
   available for sale                                         60,960    18,536
  Proceeds from sales of securities available for sale         1,372        --
  Purchases of securities held to maturity                        --    (3,249)
  Principal repayments and maturities of securities held
   to maturity                                                 1,163       117
  Net sales (purchases) of FHLB stock                             --    (1,654)
  Origination of loans, net of principal repayments         (212,170) (143,897)
  Purchases of loans and participating interest in loans      (1,311)   (8,435)
  Proceeds from sales of loans and participating interest
   in loans                                                  134,418    38,682
  Purchases of property and equipment                         (1,816)   (2,095)
  Proceeds from sale of property and equipment                    23        10
  Additional capitalized costs of real estate
    held for sale, net of insurance proceeds                    (246)      (47)
  Proceeds from sale of real estate held for sale              2,629       562
  Funds transferred to deferred compensation plan trusts         (41)      (61)
  Investment in bank owned life insurance                     (5,000)       (7)
                                                            --------  --------
   Net cash used by investing activities                     (52,137) (112,889)
                                                            --------  --------
                           (Continued on next page)

                       BANNER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                           (CONTINUED FROM PRIOR PAGE)

                                                           (Restated,
                                                           See Note 6)
                                                              2001      2000
                                                            --------  --------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                           $ 67,288  $ 75,130
  Proceeds from FHLB advances                                106,464   456,579
  Repayment of FHLB advances                                (109,480) (402,105)
  Proceeds from repurchase agreement borrowings                   --       234
  Repayments of repurchase agreement borrowings               (9,628)   (1,561)
  Increase (decrease) in other borrowings                         84    (5,480)
  Cash dividends paid                                         (3,321)   (2,859)
  Net (cost) proceeds of exercised stock options               1,384       131
  Repurchases of stock, net of forfeitures                    (5,429)   (2,255)
                                                            --------  --------
     Net cash provided by financing activities                47,362   117,814
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS           (17,040)   17,516

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                  67,356    44,769
                                                            --------  --------
CASH AND DUE FROM BANKS, END OF PERIOD                      $ 50,316  $ 62,285
                                                            ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                            $ 45,332  $ 40,788
   Taxes paid                                               $  5,607  $  4,685
   Non-cash transactions:
     Loans, net of discounts, specific loss allowances
      and unearned income transferred to real estate owned  $  2,422  $    965
     Net change in accrued dividends payable                $     23  $    200
     Net change in unrealized gain (loss) in deferred
       compensation trust and related liability             $     39  $      7
     Treasury stock forfeited by MRP                        $      3  $     14
     Treasury stock issued to MRP                           $     52  $      6
     Fair value of stock issued and options assumed in
      connection with acquisitions                          $     --  $     48

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

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments as well as the restatements explained in Note 2 and 6) that are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates and may have a material impact on the financial statements.

Certain reclassifications have been made to the 2000 financial statements and/or schedules to conform to the 2001 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of such reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q/A (amended for the restatement of June 30, 2001 financial statements) should be read in conjunction with Banner Corporation's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

NOTE 2:    RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Restatement of Financial Statements: As explained in Note 6, on September 17, 2001, Banner Corporation announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer of Banner Bank, as well as activities designed to conceal credit weaknesses of several loan customers. Upon further review, the Company determined that it would be necessary to file amended quarterly reports on Form 10-Q/A for each of the quarters ended March 31, 2001 and June 30, 2001, to recognize charges in those periods which appropriately reflect the timing of losses incurred as a result of the check kiting and credit manipulation activities.

Name Change/Consolidation of Banking Operations: On October 30, 2000 First Washington Bancorp, Inc. (FWWB) changed its name to Banner Corporation in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank (TB) merged with First Savings Bank of Washington
FSBW), FSBW converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank and changed its name, along with the names of its divisions, Whatcom State Bank and Seaport Citizens Bank, to Banner Bank (BB). At the same time, Inland Empire Bank (IEB) changed its name to Banner Bank of Oregon (BBO).

The combination was designed to strengthen the Company by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. Final integration of all data processing into a common system is scheduled for completion by December 31, 2001. The Banks use one name, Banner Bank, and were united under the leadership of an experienced management team. The same ten individuals serve as members of the Board of Directors of the Company and each of the Banks.

In light of the Gramm-Leach-Bliley financial modernization legislation, the Company chose to retain a separate charter for BBO and to operate two banking subsidiaries. That legislation enacted Federal Home Loan Bank System reforms that impacted community financial institutions. The intent was for BBO to qualify as a community financial institution allowing it to obtain long-term Federal Home Loan Bank (FHLB) advances to fund small business and small agribusiness loans and to offer those loans as collateral for such borrowings.
A community financial institution is defined as a "member of the Federal Home Loan Bank (FHLB) System, the deposits of which are insured by the FDIC and that has average total assets (over the preceding three years) of less than $500 million." However, with release of the FHLB's implementing procedures, including rules expanding eligible collateral for members not qualifying as community financial institutions, the Company has determined that potential benefits of additional borrowing capacity are not as substantial as the efficiencies it may derive by operating under a single bank charter. Therefore, on June 29, 2001, the Company announced its plans to merge its two subsidiary banks. The merger of BB and BBO was completed on September 1, 2001, with the surviving entity operating as a Washington state-chartered commercial bank.

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

Financial highlights by legal entity were as follows:

                                        Quarter Ended June 30, 2001 (Restated)
                                       ---------------------------------------
                                                (dollars in thousands)
Condensed Income Statement
                                         BB         BBO      Other*     Total
                                       ------     ------     ------     ------
Net interest income before
  provision for loan losses          $ 14,462    $ 2,715      $  17   $ 17,194
Provision for loan losses               2,905         45         --      2,950
Other operating income                  3,059        576         --      3,635
Other operating expenses               12,962      1,760        479     15,201
                                       ------     ------     ------     ------
Income (loss) before income taxes       1,654      1,486       (462)     2,678

Income taxes (benefit)                    557        665       (163)     1,059
                                       ------     ------     ------     ------
Net income (loss)                     $ 1,097     $  821     $ (299)   $ 1,619
                                      =======     ======     ======    =======


                                           Quarter Ended June 30, 2000
                                 ---------------------------------------------
                                             (dollars in thousands)

Condensed Income Statement
                                                      TB
                                                 (Now merged
                                   BB      BBO      into BB)  Other*    Total
                                 ------   ------     ------   ------    ------
Net interest income before
  provision for loan losses     $10,274   $2,783    $4,309    $ 10     $17,331
Provision for loan losses           399       70       350      --         819
Other operating income              970      502       370     (20)      1,822
Other operating expenses          6,287    1,780     2,712     506      11,285
                                 ------   ------     ------   ------    ------
Income(loss) before income taxes  4,558    1,390     1,617    (516)      7,049

Income taxes (benefit)            1,360      630       691    (175)      2,506
                                 ------   ------     ------   ------    ------
Net income (loss)                $3,198   $  760     $ 926    (341)     $4,543
                                 ======   ======     =====    ======    ======


* Includes intercompany eliminations and holding company amounts.

                                   Six Months Ended June 30, 2001 (Restated)
                                  -------------------------------------------
                                            (dollars in thousands)

Condensed Income Statement

                                     BB         BBO        Other*      Total
                                   ------      ------      ------      ------
Net interest income before
 provision for loan losses        $29,245     $ 5,379      $   41     $34,665
Provision for loan losses           3,810          90          --       3,900
Other operating income              5,435       1,065          --       6,500
Other operating expenses           26,281       3,618       1,013      30,912
                                   ------      ------      ------      ------
Income(loss) before income taxes    4,589       2,736        (972)      6,353

Income taxes (benefit)              1,532       1,236        (343)      2,425
                                   ------      ------      ------      ------
Net income (loss)                  $3,057      $1,500      $ (629)     $3,928
                                   ======      ======      =======     ======


                                           Six Months Ended June 30, 2000
                                 --------------------------------------------
                                               (dollars in thousands)
Condensed Income Statement
                                                      TB
                                                 (Now merged
                                   BB      BBO      into BB)  Other*    Total
                                 ------   ------    -------   ------    ------
Net interest income before
 provision for loan losses      $20,257   $5,343    $ 8,349   $   27   $33,976
Provision for loan losses           674      140        550       --     1,364
Other operating income            1,786      938        763      (34)    3,453
Other operating expenses         12,197    3,545      5,387      966    22,095
                                 ------   ------    -------   ------    ------
Income(loss) before income taxes  9,172    2,596      3,175     (973)   13,970

Income taxes (benefit)            2,789    1,188      1,360     (335)    5,002
                                 ------   ------    -------   ------    ------
Net income (loss)                $6,383   $1,408    $ 1,815   $ (638)   $8,968
                                 ======   ======    =======   ======    ======

*Includes intercompany eliminations and holding company amounts.

                                                      TB
                                                 (Now merged
                                   BB      BBO      into BB)  Other*    Total
                                 ------   ------    -------   ------    ------

                                         June 30, 2001 (Restated)
                             --------------------------------------------------
Total Assets                 $1,805,661  $230,018             $ 917  $2,036,596
                             ==========  ========             =====  ==========


                                              June 30, 2000
                             --------------------------------------------------
Total Assets                 $1,376,835  $230,143  $339,787   $ 818  $1,947,583
                             ==========  ========  ========   =====  ==========

NOTE 4:    ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND
           SECURITIES

The following table sets forth additional detail on BANR's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
                                                 JUNE 30         December 31
                                                  2001              2000
                                                 --------        ----------
Interest-bearing deposits included
   in cash and due from banks                   $   9,001        $   15,661
Mortgage-backed securities                        183,617           194,073
Other securities-taxable                           83,754           100,261
Other securities-tax exempt                        27,465            28,212
Other stocks with dividends                         3,954             3,969
                                                ---------         ---------
   Total securities                               298,790           326,515

Federal Home Loan Bank (FHLB) stock                29,780            28,807
                                                ---------         ---------
                                                $ 337,571         $ 370,983
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
                                      ========  ========    ========  ========

NOTE 6:  RESTATEMENT OF FINANCIAL STATEMENT

In September 2001, the Company became aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer of Banner Bank, as well as activities designed to conceal credit weaknesses of several loan customers. As a result, the Company's financial statements as of and for the quarters ended March 31, 2001 and June 30, 2001, have been restated from the amounts previously reported to recognize charges in those periods to reflect the losses incurred as a result of the check kiting and credit manipulation activities. For the restated quarter ended March 31, 2001, the Company has recorded an expense of $3.6 million ($2.3 million after tax) as a result of the check kiting scheme (see the Company's Form 10-Q/A for the quarter ended March 31, 2001 for more information.) For the restated quarter ended June 30, 2001, the Company recorded $2.6 million ($1.7 million after tax) of expense related to the check kiting scheme and an additional $2.0 million ($1.3 million after tax) as added to the provision for loan losses relating to the credit manipulation activities. The following table shows the effects of the restatement for the quarter ended and six-months ended June 30, 2001, for both the check kiting scheme and the credit manipulation activities:


                               As Previously Reported          As Restated
-------------------------------------------------------------------------------
                                Quarter    Six-months     Quarter    Six-months
                                 ended       ended         ended        ended

At June 30, 2001:

Cash and due from balances      $   --     $   57,066     $   --    $   50,316
Loans held for portfolio            --      1,557,751         --     1,555,251
Allowance for loan losses           --        (16,275)        --       (16,775)
Deferred income tax assets          --          1,684         --         1,859
Other assets                        --          3,364         --         3,758
Interest-bearing-deposits           --      1,120,040         --     1,119,490
Income taxes payable                --          2,301         --            --
Retained earnings                   --         72,853         --        67,523

For the quarter and
six-months ended June 30, 2001:

Check kiting loss               $   --     $       --     $2,600    $    6,200
Provision for loan losses          950          1,900      2,950         3,900
Income before provision for
  income taxes                   7,278         14,553      2,678         6,353
Provision for income taxes       2,669          5,295      1,059         2,425
Net income                       4,609          9,258      1,619         3,928
Comprehensive income             4,574         11,341      1,584         6,011
Net income per common share:
  Basic                         $  .41     $      .83     $  .14    $      .35
  Diluted                       $  .39     $      .79     $  .14    $      .34


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

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank
(FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income decreased for the quarter-ended June 30, 2001 compared to the same period a year earlier, as significantly lower levels of market interest rates led to an 18 basis point reduction in the interest rate spread. While the Company's interest rate spread also declined 13 basis points for the six months ended June 30, 2001, net interest income for the first six months increased slightly from the year earlier periods as a result of the significant asset and liability growth that occurred at BANR. The net interest margin also declined 20 and 13 basis points, respectively, for the quarter and six months ended June 30, 2001, when compared to the same periods one year prior reflecting the reduced interest rate spread and the increased use of interest-bearing liabilities relative to interest-earning assets. BANR's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. Other operating income increased significantly for both the quarter and six months ended June 30, 2001, largely as a result of increased gain on the sale of loans. Non-interest expenses, excluding the check kiting charges noted above and below, also increased reflecting the continued growth of the Company. As explained in Notes 2 and 6 of the Selected Notes to the Consolidated Financial Statements, BANR's net income for the quarter and six months ended June 30, 2001, have been restated to reflect charges associated with a check kiting scheme involving a single commercial loan customer as well as additional provisions for loan losses as result of credit weaknesses that had been concealed by a former senior loan officer of BB. The restated financial results reflect a check kiting loss of $2.6 million ($1.7 million after tax) for the quarter ended June 30, 2001, and $6.2 million ($4.0 million after tax) for the six months ended June 30, 2001. For the quarter and six months ended June 30, 2001 the Company also recorded additional provision for loan losses of $2.0 million ($1.3 million after tax) as a result of the credit manipulation activities. The accompanying discussion and analysis gives effect to the restatement.

In addition, the restated financial results reflect an additional $1.5 million of loans charged off for the quarter and six months ended June 30, 2001, as well as an additional $1.7 million of non-accrual loans at June 30, 2001.

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

RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

See Notes 2 and 6 to Selected Notes to Consolidated Financial Statements

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001, (RESTATED) AND DECEMBER 31, 2000

Total assets increased $53.8 million, or 3.1%, from $1.983 billion at December 31, 2000, to $2.037 billion at June 30, 2001. The growth of $53.8 million occurred substantially at BB and was funded primarily with deposit growth. This growth reflects the economic conditions in the markets where BANR operates. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $93.4 million, or 6.3%, from $1.472 billion at December 31, 2000, to $1.565 billion at June 30, 2001. This loan growth included an increase of $18.2 million in loans held for sale which increased to $26.1 million at June 30, 2001. The increase in net loans consisted of $29.5 million of mortgages secured by commercial and multifamily real estate, $56.0 million of construction and land loans and $25.1 million of non-mortgage loans such as commercial, agricultural and consumer loans reduced by a decrease of $15.8 million in residential mortgages. These balances reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate, construction and land development, and non-mortgage loans. While these loans are of inherently higher risk than residential mortgages, management believes they can produce higher credit adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with the borrowers than most residential mortgages. The majority of the increase in loans was funded by a net increase of $67.3 million in deposits. Loan growth was also funded by a $27.7 million net decrease in securities. Net income from operations also helped to fund asset growth. Deposits grew $67.3 million, or 5.6%, from $1.193 billion at December 31, 2000, to $1.260 billion at June 30, 2001. FHLB advances decreased $3.0 million from $507.1 million at December 31, 2000, to $504.1 million at June 30, 2001. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $9.4 million, from $74.5 million at December 31, 2000, to $65.1 million at June 30, 2001. Securities available for sale and held to maturity decreased $27.7 million, or 8.5%, from $326.5 million at December 31, 2000, to $298.8 million at June 30, 2001, as much of the proceeds from maturing or called securities and amortizations or prepayments on mortgage-related securities were used to fund loan growth. FHLB stock increased $973,000 as a result of the regular quarterly stock dividend paid by the FHLB. The Company's investment in bank owned life insurance increased by $5.8 million reflecting $800,000 of accumulated earnings from increased cash surrender value and an initial premium of $5.0 million for the purchase of additional insurance.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001, (RESTATED) AND 2000

GENERAL. Net income for the quarter ended June 30, 2001 was $1.6 million, or $.14 per share (diluted), compared to net income of $4.5 million, or $.40 per share (diluted), for the quarter ended June 30, 2000 a decrease of $2.9 million. Net income for the first six months of the current year was $3.9 million, a decrease of $5.0 million from the six months ended June 30, 2000. The decreases in net income resulted from the expenses associated with the check kiting scheme and additional loan loss provision described in Notes 2 and 6. Excluding those charges and the related tax effect, net income for the quarter and six months ended June 30, 2001, would have increased $66,000 and $290,000, respectively, compared to the same periods a year earlier. BANR's modestly improved operating results (excluding the check kiting and credit manipulation charges) reflect the significant growth of assets and liabilities which was essentially offset by the decline in net interest margin. Net interest margin declined 20 basis points for the quarter and 13 basis points for the six month period reflecting changes in the level of market rates and the increased use of interest-bearing liabilities relative to interest-earning assets. The Company's operating results also reflect a significant increase in non-interest revenues, particularly gain on sale of loans, and non-interest expenses including costs associated with conversion of its data processing systems and expenses incurred as a result of increased mortgage lending. Compared to levels a year ago, total assets increased 4.6% to $2.037 billion at June 30, 2001, net loans rose 10.3% to $1.565 billion, deposits grew 9.3% to $1.260 billion and borrowings decreased 4.5% to $569.2 million. Average equity was 9.83% of average assets for the quarter ended June 30, 2001, compared to 9.51% of average assets for the quarter ended June 30, 2000. The modest changes in net interest spread and net interest margin are notable in light of the significant changes in the level of market interest rates over the past twelve months.

INTEREST INCOME. Interest income for the quarter ended June 30, 2001 was $39.7 million compared to $39.1 million for the quarter ended June 30, 2000, an increase of $631,000, or 1.6%. The increase in interest income was a result of an $81.0 million, or 4.5%, growth in average balances of interest-earning assets and occurred despite a 26 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 8.41% for the quarter ended June 30, 2001 compared to 8.67% for the same period a year earlier. Average loans receivable for the quarter ended June 30, 2001 increased by $148.2 million, or 10.6%, when compared to the quarter ended June 30, 2000, reflecting the Banks' significant internal growth. Interest income on loans increased by $2.0 million, or 6.3%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 38 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates, particularly the prime rate, compared to year earlier levels, which offset continued changes in the mix of the loan portfolio. The portfolio mix continued to change as the portion of the portfolio invested in lower yielding one- to four-family residential loans declined, while the portion invested in higher yielding construction, land development and commercial loans increased. Loans yielded 8.85% for the quarter ended June 30, 2001 compared to 9.23% for the quarter ended June 30, 2000. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $67.2 million for the quarter ended June 30, 2001, and the interest and dividend income from those investments decreased $1.4 million, compared to the quarter ended June 30, 2000. The average yield on mortgage-backed securities decreased from 6.89% for the quarter ended June 30, 2000, to 6.23% for the comparable period in 2001. Yields on mortgage-backed securities were lower in the 2001 period reflecting the impact of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable rates and more rapid prepayments on certain higher yielding portions of the portfolio. The average yield on investment securities and short term cash investments decreased from 6.59% for the quarter ended June 30, 2000 to 6.54% for the comparable quarter in 2001, also reflecting the lower level of market rates. Earnings on FHLB stock increased by $89,000, resulting from an increase of $3.2 million in the average balance of FHLB stock for the quarter ended June 30, 2001 and a higher dividend yield. The dividend yield on FHLB stock was 7.0% for the quarter ended June 30, 2001, compared to 6.51% for the quarter ended June 30, 2000. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

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

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2001 was $22.5 million compared to $21.8 million for the comparable period in 2000, an increase of $768,000, or 3.5%. The increase in interest expense was due to the $83.7 million growth in average interest-bearing liabilities which was somewhat offset by a decrease in the average cost of all interest-bearing liabilities from 5.10% to 5.02%. The $88.8 million increase in average interest-bearing deposits for the quarter ended June 30, 2001, compared to June 30, 2000, reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense increased $1.1 million for the quarter ended June 30, 2001 compared to the same quarter a year ago. Average deposit balances increased from $1.137 billion for the quarter ended June 30, 2000, to $1.226 billion for the quarter ended June 30, 2001, while, at the same time, the average rate paid on deposit balances increased 1 basis point. To a significant degree, deposit costs for a quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were higher for the nine months preceding the quarter ended June 30,2001 than for the same period preceding the June 30, 2000 quarter. Average FHLB advances totaled $504.6 million during the quarter ended June 30, 2001, compared to $505.9 million during the quarter ended June 30, 2000, a decrease of $1.3 million that, combined with a 1 basis point decrease in average cost of advances, resulted in an $8,000 decrease in related interest expense. The average rate paid on those advances decreased to 6.11% for the quarter ended June 30, 2001 from 6.12% for the quarter ended June 30, 2000. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $4.4 million from $73.5 million for the quarter ended June 30, 2000, to $69.1 million for the same period in 2001, while the related interest expense decreased $288,000 from $1.2 million to $867,000 for the respective periods. The average rate paid on other borrowings was 5.03% in the quarter ended June 30, 2001 compared to 6.32% for the same quarter in 2000. Similar to deposits, the cost of FHLB advances reflects to a degree a lagged effect from prior period market interest rate levels, while the Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly.

A comparison of total interest expense for the six months ended June 30, 2001, shows an increase of $3.9 million, or 9.3%, from the comparable period in June 2000. The increase in interest expense reflects an increase in average deposits of $93.9 million combined with a $11.5 million increase in FHLB advances and other borrowings. The effect on interest expense of the $105.4 million increase in average interest-bearing liabilities was augmented by a 16 basis point increase in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance:

                                         Quarters Ended      Six Months Ended
   AVERAGE BALANCES                          June 30              June 30
   ----------------                  --------------------  --------------------
                                    (Restated,            (Restated,
                                    See Note 6)           See Note 6)
          (in thousands)                2001       2000       2001       2000
                                     ---------  ---------  ---------  ---------
Investment securities and deposits   $ 120,662  $ 153,793  $ 126,187  $ 147,646
Mortgage-backed obligations            193,511    230,791    195,573    233,389
Loans                                1,551,811  1,403,569  1,534,087  1,372,757
FHLB stock                              29,280     26,085     29,049     25,479
                                     ---------  ---------  ---------  ---------
   Total average interest-
     earning asset                   1,895,264  1,814,238  1,884,896  1,779,271

Non-interest-earning assets            117,462     95,942    115,751     94,998
                                     ---------  ---------  ---------  ---------
   Total average assets             $2,012,726 $1,910,180 $2,000,647 $1,874,269
                                    ========== ========== ========== ==========

Deposits                             1,226,077  1,137,251 $1,209,293  1,115,348
Advances from FHLB                     504,614    505,924    506,700    491,170
Other borrowings                        69,083     73,524     71,894     75,968
                                    ---------- ---------- ---------- ----------
   Total average interest-bearing
     liabilities                     1,799,774  1,716,699  1,787,887  1,682,486
Non-interest-bearing liabilities        15,179     11,865     15,190     10,862
                                    ---------- ---------- ---------- ----------
   Total average liabilities         1,814,953  1,728,564  1,803,077  1,693,348
Equity                                 197,773    181,616    197,570    180,921
                                    ---------- ---------- ---------- ----------
   Total average liabilities and
    equity                          $2,012,726 $1,910,180 $2,000,647 $1,874,269
                                    ========== ========== ========== ==========

  INTEREST RATE YIELD/EXPENSE (RATES ARE ANNUALIZED)
  --------------------------------------------------
Interest Rate Yield:
 Investment securities and deposits      6.54%      6.59%      6.63%      6.62%
 Mortgage-backed obligations             6.23%      6.89%      6.47%      6.81%
 Loans                                   8.85%      9.23%      9.06%      9.10%
 FHLB stock                              7.00%      6.51%      6.75%      6.50%
                                        ------     ------     ------     ------
   Total interest rate yield on interest-
    earning assets                       8.41%      8.67%      8.59%      8.56%
                                        ------     ------     ------     ------
Interest Rate Expense:
 Deposits                                4.58%      4.57%      4.70%      4.45%
 Advances from FHLB                      6.11%      6.12%      6.17%      6.03%
 Other borrowings                        5.03%      6.32%      5.43%      6.20%
                                        ------     ------     ------     ------
   Total interest rate expense on
    interest-bearing liabilities         5.02%      5.10%      5.15%      4.99%
                                        ------     ------     ------     ------
   Interest spread                       3.39%      3.57%      3.44%      3.57%
                                        ======     ======     ======     ======
   Net interest margin on interest
    earning assets                       3.64%       3.84%     3.71%      3.84%
                                        ------     ------     ------     ------

  ADDITIONAL KEY FINANCIAL RATIOS (RATIOS ARE ANNUALIZED)
  -------------------------------------------------------
Return on average assets                 0.32%       0.96%     0.40%      0.96%
Return on average equity                 3.28%      10.06%     4.01%      9.97%
Average equity / average assets          9.83%       9.51%     9.88%      9.65%
Average interest-earning assets/
 interest-bearing liabilities          105.31%     105.68%   105.43%    105.75%
Non-interest [other operating] expenses/
 average assets Excluding amortization
 of costs in excess of net assets
 acquired (goodwill)                     2.92%       2.25%     3.01%      2.24%
Including amortization of costs in excess
 of net assets acquired (goodwill)       3.03%       2.38%     3.12%      2.37%
Efficiency ratio [non-interest (other
 operating) expenses / revenues]
 Excluding amortization of costs in excess
 of net assets acquired (goodwill) 69.16% 54.79% 71.23% 54.80% Including amortization of costs in excess
 of net assets acquired (goodwill)      72.98%      58.92%    75.09%     59.03%

PROVISION FOR LOAN LOSSES.

During the quarter ended June 30, 2001, the provision for loan losses was $2.95 million, compared to $819,000 for the quarter ended June 30, 2000, an increase of $2.1 million. A comparison of the provision for loan losses for the six month periods ended June 30, 2001 and 2000 shows an increase of $2.54 million from $1.36 million to $3.90 million. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the current quarter reflects changes in the portfolio mix, higher levels of non-performing loans and net charge offs, and concerns about the current economic environment. The provision for loan losses for the quarter and six months ended June 30, 2001, has been restated to reflect an additional $2.0 million of charges associated with credit manipulation activities by a former senior loan officer which were designed to conceal credit weaknesses of several loan customers. Non-performing loans increased to $8.1 million at June 30, 2001, compared to $5.0 million at June 30, 2000. Non-performing loans as restated at June 30, 2001, includes an additional $1.7 million of non-accrual loans associated with the credit manipulation activities. Net charge offs were $2.2 million for the current quarter compared to $279,000 for the same quarter a year earlier. Net charge offs for the quarter and six months ended June 30, 2001, include $1.5 million of charges associated with the credit manipulation activities. A comparison of the allowance for loan losses at June 30, 2001 and 2000 shows an increase of $2.3 million from $14.5 million at June 30, 2000 to $16.8 million at June 30, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.06% and 1.01% at June 30, 2001 and June 30, 2000, respectively. The allowance for loan losses equaled 207% of non-performing loans at June 30, 2001 compared to 290% of non-performing loans at June 30, 2000.

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

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                                  (Restated,
                                                  See Note 6)
                                                    June 30      December 31
                                                     2001            2000
                                                  ----------     -----------
Loans (including loans held for sale):
 Secured by real estate
   One- to four-family                            $  404,314      $  418,057
   Commercial                                        396,017         366,071
   Multifamily                                        83,853          84,282
   Construction and land                             327,261         271,273
 Commercial business                                 252,308         228,676
 Agricultural business                                73,053          67,809
 Consumer                                             45,084          50,915
                                                   ---------       ---------
      Total Loans                                 $1,581,890      $1,487,083
   Less allowance for loan losses                     16,775          15,314
                                                   ---------       ---------
      Total net loans at end of period            $1,565,115      $1,471,769
                                                  ==========      ==========

Allowance for loan losses as a percentage of
  net loans outstanding                                1.06%           1.03%

                                     Quarters Ended          Six Months Ended
                                         June 30                 June 30
                                    ------------------      ------------------
                                  (Restated)              (Restated)
                                     2001        2000        2001        2000
                                    ------      ------      ------      ------
Balance, beginning of the period   $15,980     $13,951     $15,314     $13,541
Provision                            2,950         819       3,900       1,364
Recoveries of loans previously
 charged off:
 Secured by real estate
   One- to four-family                   1          --           1           1
   Commercial                           --          --          --          --
   Multifamily                          --          --          --          --
   Construction and land                --          --          --          --
 Commercial business                    21          11          27          27
 Agricultural business                  --          --          --          --
 Consumer                               --          99           5         101
                                    ------      ------      ------      ------
                                        22         110          33         129
Loans charged off:
 Secured by real estate
   One- to four-family                 (65)        (54)        (97)        (60)
   Commercial                           --          --          --          --
   Multifamily                          --          --          --          --
   Construction and land               (14)        (12)        (14)        (12)
 Commercial business                (1,940)       (114)     (2,042)       (173)
 Agricultural business                  --          --         100          --
 Consumer                             (158)       (209)       (219)       (298)
                                    ------      ------      ------      ------
                                    (2,177)       (389)     (2,472)       (543)
                                    ------      ------      ------      ------
Net charge offs                     (2,155)       (279)     (2,439)       (414)
                                    ------      ------      ------      ------
Balance, end of period             $16,775     $14,491     $16,775     $14,491
                                   =======     =======     =======     =======

Net charge-offs as a percentage of
 average net book value of loans
 outstanding for the period          0.14%       0.02%       0.16%       0.03%
                                    ------      ------      ------      ------

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                               (Restated,
                                               See Note 6)
                                                 June 30       December 31
                                                  2001            2000
                                                ---------      -----------
Specific or allocated loss allowances:
Secured by real estate:
  One- to four-family                             $ 2,229        $ 2,256
  Commercial                                        4,032          4,556
  Multifamily                                         682            731
  Construction and land                             3,663          2,738
Commercial business                                 3,835          2,859
Agricultural business                                 890            851
Consumer                                              948            879
                                                 --------       --------
     Total allocated                               16,279         14,870
  Unallocated                                         496            444
                                                 --------       --------
     Total allowance for loan losses             $ 16,775       $ 15,314
                                                 ========       ========
Ratio of allowance for loan losses to non-
 performing loans                                    207%           183%
Allowance for loan losses as a percent of
 net loans (loans receivable excluding
 allowance for losses)                              1.06%          1.03%

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

OTHER OPERATING EXPENSES. Other operating expenses increased $3.9 million from $11.3 million for the quarter ended June 30, 2000, to $15.2 million for the quarter ended June 30, 2001. As noted above, other operating expense for the quarter ended June 30, 2001, included a charge of $2.6 million associated with a check kiting scheme that had been concealed by a former senior lending officer of BB. Excluding the check kiting charge, other operating expenses increased $1.3 million compared to the same quarter a year earlier. Increases in other operating expenses, excluding the check kiting charge, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as BANR continues to expand. The increase in expenses reflects the inclusion of two new bank branches opened subsequent to June 30, 2000. The increase also reflects expenses associated with the new lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $470,000 increase in capitalized loan origination costs reflecting a greater level of loan origination activity. Additionally, during the quarter ended June 30, 2001, the Company incurred approximately $285,000 of expenses associated with the conversion of its data processing systems. The Company incurred an additional $800,000 of conversion related expenses in the quarter ended September 30, 2001 and expects to incur about $300,000 of additional conversion related expenses during the third quarter. The Company had previously projected that it would incur $400,000 of conversion related expense in the quarter ended September 30, 2001. The higher operating expenses associated with BANR's transition to more of a commercial bank profile, coupled with pressure on net interest margin, and the recognition of the check kiting loss caused BANR's efficiency ratio, excluding the amortization of goodwill, to increase to 69.16% (72.98% including goodwill), for the quarter ended June 30, 2001, from 54.79% (58.92% including goodwill) for the comparable period ended June 30, 2000. Other operating expenses as a percentage of average assets increased to 3.03% (2.92% excluding the amortization of goodwill) for the quarter ended June 30, 2001, compared to 2.38% (2.25% excluding the amortization of goodwill) for the quarter ended June 30, 2000. Excluding the check kiting loss and the amortization of goodwill for the quarter ended June 30, 2001, BANR's efficiency ratio would have been 56.68% and other operating expenses as a percentage of average assets would have been 2.39%.

Other operating expenses for the six months ended June 30, 2001 increased $8.8 million from $22.1 million for the first six months of 2000 to $30.9 million in the current period. As explained earlier, the increase is largely due to the previously noted check kiting loss ($6.2 million) and growth in BANR's operations for the current six month period.

Other operating expenses for the six months ended June 30, 2001 increased $2.6 million from $22.1 million for the first six months of 2000 to $24.7 million in the current period. As explained earlier, the increase is largely due to the previously noted growth in BANR's operations for the current six month period.

INCOME TAXES. Income tax expense was $1.1 million for the quarter ended June 30, 2001, compared to $2.5 million for the comparable period in 2000. The Company's effective tax rates for the quarters ended June 30, 2001 and 2000 were 40% and 36%, respectively. The higher effective tax rate in the current quarter is a result of a larger relative effect of the non-deductible goodwill amortization expense compared to the quarter one year earlier.

Income tax expense for the six months ended June 30, 2001 decreased to $2.4 million, compared to $5.0 million in the comparable period in 2000. The Company's effective tax rates for the six months ended June 30, 2001 and 2000 were 38% and 36%, respectively. Similar to the quarterly results, the higher effective tax rate in the current period is a result of a larger relative effect of the non-deductible goodwill amortization expense compared to the same period a year earlier.

ASSET QUALITY

The following tables are provided to disclose additional details on asset quality (in thousands):

                                                (Restated,
                                                See Note 6)
                                                  June 30        December 31
                                                   2001             2000
                                                -----------      -----------
Non-performing assets at end of the period:
Nonaccrual Loans:
 Secured by real estate
  One- to four-family                           $       832       $       873
  Multifamily real estate                                --             1,741
  Commercial real estate                                 --                --
  Construction and land                               3,201             2,937
 Commercial business                                  3,015             1,734
 Agricultural business                                  147               529
 Consumer                                               291                18
                                                -----------       -----------
                                                      7,486             7,832
Loans more than 90 days delinquent, still on accrual:
 Secured by real estate
  One- to four-family                                    48                20
  Multifamily real estate                               108                --
  Commercial real estate                                 --                --
  Construction and land                                  --                --
 Commercial business                                     99                 1
 Agricultural business                                  333               467
 Consumer                                                23                54
                                                -----------       -----------
                                                        611               542
                                                -----------       -----------
Total non-performing loans                            8,097             8,374

Real estate owned, held for sale, net (REO),
  and other repossessed assets                        3,227             3,287
                                                -----------       -----------
Total non-performing assets at the end of
 the period                                     $    11,324       $    11,661
                                                ===========       ===========

Non-performing loans as a percentage of total
 net loans before allowance for loan losses at
 end of the period                                    0.51%             0.56%
Ratio of allowance for loan losses to non-
 performing loans at end of the period                 207%              183%
Non-performing assets as a percentage of total
 assets at end of the period.                         0.56%             0.59%
Troubled debt restructuring [TDRs]
 at end of the period                           $       305       $       337
                                                ===========       ===========

Troubled debt restructuring as a percentage of:

 Total gross principal of loans outstanding at
  end of the period                                   0.02%             0.02%
 Total assets at end of the period                    0.01%             0.02%

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

TABLE OF INTEREST SENSITIVITY GAP
As of June 30, 2001                    Within    6 Months to  1-3      3-5       5-10      Over 10
                                       6 Months   One Year    Years    Years     Years     Years      Total
                                       --------   --------    -----    -----     -----     -----     -------
                                                                       (dollars in thousands)
Interest-earning assets(1):
 Construction loans                   $169,355   $ 78,171  $  1,961  $    953  $     --  $     --  $  250,440
 Fixed-rate mortgage loans              62,878     51,995   154,758   122,588   159,734    94,151     646,104
 Adjustable-rate mortgage loans        165,298     50,775    85,214     3,904        --        --     305,191
 Fixed-rate mortgage-backed
  securities                             7,638      7,402    39,391    23,042    15,404     5,901      98,778
 Adjustable-rate mortgage-backed
  securities                            85,031      4,678        --        --        --        --      89,709
 Fixed-rate commercial /agriculture
  loans                                 17,960      7,797    23,134    22,381     7,744     2,408      81,424
 Adjustable-rate commercial/
  agriculture loans                    245,777         --        --        --        --        --     245,777
 Consumer and other loans               19,919      5,572    17,286    12,820     1,374     2,564      59,535
 Investment securities and interest-
  bearing deposits                      39,261      6,610    19,845    20,760     7,100    56,338     149,914
                                      --------   --------  --------  --------  --------  --------  ----------
    Total rate-sensitive assets        813,117    213,000   341,589   206,448   191,356   161,362   1,926,872
                                      --------   --------  --------  --------  --------  --------  ----------
Interest-bearing liabilities(2):
 Regular savings and NOW accounts       17,202     17,202    40,138    40,138        --        --     114,680
 Money market deposit accounts          71,974     43,184    28,789        --        --        --     143,947
 Certificates of deposit               470,912    194,542   168,887    19,905     7,131        37     861,414
 FHLB advances                         108,300    120,600   133,754    62,500    78,079       849     504,082
 Other borrowings                       53,762         --        --        --        --        --      53,762
 Retail repurchase agreements            6,782        100     2,610        --     1,843        --      11,335
                                      --------   --------  --------  --------  --------  --------  ----------
  Total rate-sensitive liabilities     728,932    375,628   374,178   122,543    87,053       886   1,689,220
                                      --------   --------  --------  --------  --------  --------  ----------
Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities                $ 84,185  $(162,628) $(32,589) $ 83,905  $104,303  $160,476  $  237,652
Cumulative excess (deficiency) of     ========  =========  ========  ========  ========  ========  ==========
 interest-sensitive assets            $ 84,185  $ (78,443) (111,032)  (27,127) $ 77,176  $237,652  $  237,652
                                      ========  =========  ========  ========  ========  ========  ==========
Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities                   111.55%     92.90%    92.49%    98.31%   104.57%   114.07%     114.07%
                                      ========  =========  ========  ========  ========  ========  ==========
Interest sensitivity gap to
 total assets                            4.12%     (7.95%)   (1.59%)    4.10%     5.10%     7.85%      11.62%
                                      ========  =========  ========  ========  ========  ========  ==========
Ratio of cumulative gap to
 total assets                            4.12%     (3.84%)   (5.43%)   (1.33%)    3.77%    11.62%      11.62%
                                      ========  =========  ========  ========  ========  ========  ==========

                                              (footnotes on following page)
                                       30

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the six months ended June 30, 2001, the Company purchased loans in the amount of $1.3 million while loan originations, net of repayments, totaled $212.2 million. This activity was funded primarily by principal repayments on securities, sales of loans, and deposit growth. During the six months ended June 30, 2001, the Company sold $134.4 million of loans. Net deposit growth was $67.3 million for the six months ended June 30, 2001. FHLB advances decreased $3.0 million for the six months ended June 30, 2001. Other borrowings also decreased $9.6 million for the six months ended June 30, 2001.

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

The actual regulatory capital ratios calculated for BANR along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                       Minimum for capital
                                     Actual            adequacy purposes
                               -----------------       -------------------
                               Amount      Ratio       Amount        Ratio
                               ------      -----       ------        -----
June 30, 2001: (Restated)
BANR--consolidated
 Total capital to risk-
  weighted assets            $176,791      11.68%     $121,122        8.00%

 Tier 1 capital to risk-
  weighted assets             158,841      10.49        60,561        4.00

 Tier 1 leverage capital
  average assets              158,841       8.03        79,144        4.00

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The annual meeting of stockholders of the Company (meeting) was held on April 20, 2001. At the meeting there were a total number of 12,000,753 shares eligible to vote of which 9,723,781 were received or cast at the meeting. The result of the vote on the election of directors, the first proposal presented at the meeting, is as follows:

     The following individuals were elected as directors:

                                 FOR                     WITHHELD
                     --------------------------  -------------------------
                                  percentage of               percentage of
                     # of votes   shares voted   # of votes   shares voted
                     ----------   -------------  ----------   -------------
Gary Sirmon           8,741,304      89.9%         982,477       10.1%
Wilbur Pribilsky      8,744,961      89.9%         978,820       10.1%
Robert D. Adams       8,745,173      89.9%         978,608       10.1%
Steve Sundquist       8,748,971      90.0%         974,810       10.0%

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

                                       Banner Corporation

October 31, 2001                       /s/ Gary Sirmon
                                       --------------------
                                       Gary Sirmon
                                       President and Chief Executive Officer

October 31, 2001                       /s/ Lloyd W. Baker
                                       --------------------
                                       Lloyd W. Baker
                                       Treasurer and Executive Vice President