Form 10-Q
period 2001-09-30
BANNER CORP
filed 2001-11-14
CIK 946673

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the quarterly period ended .................. September 30, 2001
                                                           ------------------

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

         (1)      Yes [X]                        No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of class:                            As of October 31, 2001
      ---------------                            -------------------

 Common Stock, $.01 Par Value                     11,838,570 shares *

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

                      Banner Corporation and Subsidiaries
                                Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

  Consolidated Statements of Financial Condition
  as of September 30, 2001 and December 31, 2000..........................  2

  Consolidated Statements of Income
  for the Quarters and Nine Months Ended September 30, 2001 and 2000......  3

  Consolidated Statements of Comprehensive Income
  for the Quarters and Nine Months Ended September 30, 2001 and 2000......  4

  Consolidated Statements of Changes in Stockholders' Equity
  for the Nine months Ended September 30, 2001 and 2000...................  5

  Consolidated Statements of Cash Flows
  for the Nine Months Ended September 30, 2001 and 2000...................  7

  Selected Notes to Consolidated Financial Statements.....................  9

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

  General................................................................. 15

  Recent Developments and Significant Events.............................. 16

  Comparison of Financial Condition at September 30, 2001
  and December 31, 2000................................................... 16

  Comparison of Results of Operations for the Quarters and
  Nine Months Ended September 30, 2001 and 2000........................... 16

  Asset Quality........................................................... 24

  Market Risk and Asset/Liability Management.............................. 25

  Liquidity and Capital Resources......................................... 28

  Capital Requirements.................................................... 29

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings............................................... 30

  Item 2. Changes in Securities........................................... 30

  Item 3. Defaults upon Senior Securities................................. 30

  Item 4. Submission of Matters to a Vote of Stockholders................. 30

  Item 5. Other Information............................................... 30

  Item 6. Exhibits and Reports on Form 8-K................................ 30

SIGNATURES................................................................ 31

                        BANNER CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                     September 30, 2001 and December 31, 2000
                                    (Unaudited)

                                                    September 30  December 31
ASSETS                                                  2001          2000
                                                 -----------     -----------
Cash and due from banks                          $    56,093     $    67,356
Securities available for sale, cost $309,275
 and $310,539
   Encumbered                                         64,462          66,405
   Unencumbered                                      248,996         242,393
                                                 -----------     -----------
                                                     313,458         308,798

Securities held to maturity, fair value $15,663
 and $18,269                                          15,546          17,717
Federal Home Loan Bank stock                          30,305          28,807
Loans receivable:
 Held for sale,  fair value $22,631 and $8,011        22,150           7,934
 Held for portfolio                                1,579,502       1,479,149
 Allowance for loan losses                           (18,593)        (15,314)
                                                 -----------     -----------
                                                   1,583,059       1,471,769

Accrued interest receivable                           14,832          12,963
Real estate owned, held for sale, net                  2,871           3,287
Property and equipment, net                           17,919          17,746
Costs in excess of net assets acquired
 (goodwill), net                                      32,232          34,617
Deferred income tax asset, net                         1,209           2,337
Bank owned life insurance                             19,968          14,190
Other assets                                           7,341           3,244
                                                 -----------     -----------
                                                 $ 2,094,833     $ 1,982,831
                                                 ===========     ===========
LIABILITIES
Deposits:
  Non-interest-bearing                           $   173,061     $   140,779
  Interest-bearing                                 1,125,653       1,051,936
                                                 -----------     -----------
                                                   1,298,714       1,192,715

Advances from Federal Home Loan Bank                 513,783         507,098
Other borrowings                                      73,370          74,538
Accrued expenses and other liabilities                13,307          10,857
Deferred compensation                                  2,595           2,293
Income taxes payable                                      --           1,535
                                                 -----------     -----------
                                                   1,901,769       1,789,036
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                      --              --
Common stock - $0.01 par value, 27,500,000
 shares authorized, 13,201,418 shares issued:
   11,838,570 shares and 12,005,302 shares
   outstanding at September 30, 2001 and
   December 31, 2000, respectively.                  129,987         133,839
Retained earnings                                     65,724          66,893
Accumulated other comprehensive income:
 Unrealized gain (loss) on securities
  available for sale                                   2,698          (1,125)
Unearned shares of common stock issued to
 Employee Stock Ownership Plan (ESOP) trust:
  633,278 and 633,278 restricted shares out-
  standing at September 30, 2001 and December
  31, 2000, respectively, at cost                     (5,234)         (5,234)

Carrying value of shares held in trust for
 stock related compensation plans                     (2,713)         (3,130)
Liability for common stock issued to deferred,
 stock related, compensation plan                      2,602           2,552
                                                 -----------     -----------
                                                        (111)           (578)
                                                 -----------     -----------
                                                     193,064         193,795
                                                 -----------     -----------
                                                 $ 2,094,833     $ 1,982,831
                                                 ===========     ===========

             See notes to consolidated financial statements

                    BANNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
         (Unaudited) (in thousands except for per share amounts)

                                      Quarters Ended      Nine Months Ended
                                        September 30         September 30
                                    -------------------  -------------------
                                       2001      2000      2001       2000
                                    --------   --------  --------   --------
INTEREST INCOME:
  Loans receivable                  $ 34,468   $ 34,060  $103,387   $ 96,206
  Mortgage-backed securities           2,940      3,826     9,217     11,732
  Securities and deposits              2,450      3,037     7,571      8,723
                                    --------   --------  --------   --------
                                      39,858     40,923   120,175    116,661
INTEREST EXPENSE:
  Deposits                            13,342     13,986    41,553     38,676
  Federal Home Loan Bank advances      7,463      8,412    22,969     23,142
  Other borrowings                       739      1,292     2,674      3,634
                                    --------   --------  --------   --------
                                      21,544     23,690    67,196     65,452
                                    --------   --------  --------   --------
     Net interest income before
     provision for loan losses        18,314     17,233    52,979     51,209

PROVISION FOR LOAN LOSSES              5,959        651     9,859      2,015
                                    --------   --------  --------   --------
     Net interest income              12,355     16,582    43,120     49,194

OTHER OPERATING INCOME:
  Loan servicing fees                    308        264       903        744
  Other fees and service charges       1,228      1,297     4,159      3,676
  Gain on sale of loans                1,327        558     3,410      1,027
  Gain (loss) on sale of securities       --         44       360         59
  Miscellaneous                          451         62       982        172
                                    --------   --------  --------   --------

     Total other operating income      3,314      2,225     9,814      5,678

OTHER OPERATING EXPENSES:
  Salary and employee benefits         7,817      6,822    22,821     19,604
  Less capitalized loan
    origination costs                 (1,146)      (874)   (3,582)    (2,566)
  Occupancy and equipment              2,026      1,764     5,770      5,208
  Information/computer data services   1,718        623     3,220      1,824
  Advertising                            269        220       687        549
  Check kiting loss                    1,900         --     8,100         --
  Amortization of goodwill               795        793     2,385      2,377
  Miscellaneous                        2,222      2,338     7,112      6,785
                                    --------   --------  --------   --------
     Total other operating expenses   15,601     11,686    46,513     33,781
                                    --------   --------  --------   --------
     Income before provision for
       income taxes                       68      7,121     6,421     21,091

PROVISION FOR INCOME TAXES               212      2,515     2,637      7,517
                                    --------   --------  --------   --------

NET INCOME (LOSS)                   $   (144)  $  4,606  $  3,784   $ 13,574
                                    ========   ========  ========   ========

Net income (loss) per common
share, see Note 5:
  Basic                              $  (.01)   $   .41   $   .34   $   1.20
  Diluted                            $  (.01)   $   .40   $   .32   $   1.18

Cumulative dividends declared
per common share:                    $   .14    $   .13   $   .42   $    .38

            See notes to consolidated financial statements

                     BANNER CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (Unaudited) (in thousands)

                                       Quarters Ended     Nine Months Ended
                                        September 30        September 30
                                       2001      2000      2001       2000
                                    --------   --------  --------   --------

NET INCOME:                         $   (144)  $  4,606  $  3,784   $ 13,574

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF INCOME TAXES:
    Unrealized holding gain (loss)
      during the period, net of
      deferred income tax (benefit)
      of $945, $706                    1,740      1,267     4,057      1,170
      $2,227 and $639; respectively.
    Less adjustment for (gains)/
      losses included in net income,
      net of income tax (benefit)
      of $-0-, $15, $284 and $126;
      respectively.                       --        (29)     (234)       (39)
                                    --------   --------  --------   --------
    Other comprehensive income (loss)  1,740      1,238     3,823      1,131
                                    --------   --------  --------   --------

COMPREHENSIVE INCOME                $  1,596   $  5,844  $  7,607   $ 14,705
                                    ========   ========  ========   ========

               See notes to consolidated financial statements

                     BANNER CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Unaudited) (in thousands)
            For the Nine Months Ended September 30, 2001 and 2000


                                                          2001        2000
                                                       ---------   ---------
Common stock and Additional paid-in capital:
  Balance, beginning of period                         $ 133,839   $ 123,204
    Adjustment of and/or issuance of stock in
      connection with acquisitions                            --          53
    Recognition of tax benefit due to vesting
      of MRP shares                                          259           2
    Issuance of shares to MRP                                 52          62
    Purchase of forfeited shares from MRP                     (3)        (25)
    Net proceeds (cost) of treasury stock reissued
      for exercised stock options                          1,380         139
    Purchase and retirement of treasury stock             (5,540)     (2,780)
                                                       ---------   ---------
  Balance, end of period                                 129,987     120,655

Retained earnings:
  Balance, beginning of period                            66,893      69,170
    Net income                                             3,784      13,574
    Cash dividends                                        (4,953)     (4,591)
    Adjustment of stock issued and related
      stock dividend in connection with acquisitions          --          (7)
                                                       ---------   ---------
  Balance, end of period                                  65,724      78,146

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning of period                            (1,125)     (5,331)
    Other comprehensive income (loss), net of
      related income taxes                                 3,823       1,131
                                                       ---------   ---------
  Balance, end of period                                   2,698      (4,200)

UNEARNED, RESTRICTED ESOP SHARES AT COST:
  Balance, beginning of period                            (5,234)     (6,162)
    Release of earned ESOP shares                             --          --
                                                       ---------   ---------
  Balance, end of period                                  (5,234)     (6,162)

CARRYING VALUE OF SHARES HELD IN TRUST FOR
STOCK-RELATED COMPENSATION PLANS:
  Balance, beginning of period                              (578)     (1,708)
    Issuance of treasury stock for MRP grant                 (52)        (62)
    Net change in number and/or valuation of shares
      held in trust                                            3          25
    Amortization of compensation related to MRP              516         844
                                                       ---------   ---------
  Balance, end of period                                    (111)       (901)
                                                       ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                             $ 193,064   $ 187,538
                                                       =========   =========

           See notes to consolidated financial statements

                    BANNER CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Unaudited) (continued) (in thousands)
          For the Nine Months Ended September 30, 2001 and 2000

                                                          2001        2000*
                                                       ---------   ---------
COMMON STOCK , SHARES ISSUED:
  Number of shares, beginning of period                   13,201      13,201
                                                       ---------   ---------
  Number of shares, end of period                         13,201      13,201
                                                       ---------   ---------

LESS Treasury stock PURCHASED AND RETIRED:
  Number of shares, beginning of period                   (1,196)       (864)
    Purchase of shares forfeited from MRP                     --          (2)
    Reissuance of treasury stock to deferred
      compensation plan and/or exercised
      stock options                                          127          31
    Shares reissued in connection with acquisitions                        2
    Purchase and retirement of treasury stock               (293)       (212)
                                                       ---------   ---------
  Number of shares retired/repurchased, end of period     (1,362)     (1,045)
                                                       ---------   ---------

  Shares issued and outstanding, end of period            11,839      12,156
                                                       =========   =========
UNEARNED, RESTRICTED ESOP SHARES:
  Number of shares, beginning of period                     (633)       (746)
    Release of earned shares                                  --          --
                                                       ---------   ---------
  Number of shares, end of period                           (633)       (746)
                                                       =========   =========

*Adjusted for stock dividend, see note 2

              See notes to consolidated financial statements

                      BANNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (in thousands)
             For the Nine Months Ended September 30, 2001 and 2000

                                                          2001        2000
                                                      ---------    ---------
OPERATING ACTIVITIES
  Net income                                          $   3,784    $  13,574
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Deferred taxes                                           (714)         678
  Depreciation                                            2,181        2,013
  Loss (gain) on sale of securities                        (360)         (59)
  Net amortization of premiums and discounts
    on investments                                          14            72
  Increase in cash surrender value of bank
    owned life insurance                                  (778)         (188)
  Amortization of costs in excess of net
    assets acquired                                      2,385         2,377
  Amortization of MRP compensation liability               516           844
  Loss (gain) on sale of loans                          (3,318)         (990)
  Net changes in deferred loan fees, premiums
    and discounts                                         (418)          961
  Loss (gain) on disposal of real estate held for sale      31            52
  Loss (gain) on disposal of property and equipment        167             8
  Amortization of mortgage servicing rights                365           186
  Capitalization of mortgage servicing rights
    from sale of mortgages with servicing retained         (92)          (37)
  Provision for losses on loans and real estate
    held for sale                                        9,950         2,036
  FHLB stock dividend                                   (1,498)       (1,247)
  Net change in:
    Loans held for sale                                (14,216)         (758)
    Accrued interest receivable                         (1,869)       (2,475)
    Other assets                                        (4,323)          (63)
    Deferred compensation                                  313           192
    Accrued expenses and other liabilities               2,476         6,325
    Income taxes payable                                (1,535)         (616)
                                                      ---------    ---------

      Net cash provided (used) by operating activities  (6,939)       22,885
                                                      ---------    ---------

INVESTING ACTIVITIES:
  Purchases of securities available for sale          (100,985)      (11,351)
  Principal repayments and maturities of
    securities available for sale                      101,219        32,908
  Proceeds from sales of securities available for sale   1,372         4,131
  Purchases of securities held to maturity                  --        (4,662)
  Principal repayments and maturities of
    securities held to maturity                          2,175           188
  Net sales (purchases) of FHLB stock                       --        (2,257)
  Origination of loans, net of principal repayments (307,498) (220,467) Purchases of loans and participating
    interest in loans                                   (2,736)      (10,382)
  Proceeds from sales of loans and participating
    interest in loans                                  204,389        71,402
  Purchases of property and equipment                   (2,544)       (2,731)
  Proceeds from sale of property and equipment              23            10
  Additional capitalized costs of real estate
    held for sale, net of insurance proceeds              (257)          (62)
  Proceeds from sale of real estate held for sale        3,302         1,301
  Funds transferred to deferred compensation plan trusts   (58)         (101)
  Investment in bank owned life insurance               (5,000)           (6)
                                                      ---------    ---------

      Net cash used by investing activities           (106,598)     (142,079)
                                                      ---------    ---------

                                (Continued on next page)
                                           7



                      BANNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)  (in thousands)
             For the Nine Months Ended September 30, 2001 and 2000
                          (Continued from prior page)


                                                          2001        2000
                                                      ---------    ---------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                     $ 105,999    $  93,988
  Proceeds from FHLB advances                           180,965      724,479
  Repayment of FHLB advances                           (174,280)    (660,705)
  Proceeds from repurchase agreement borrowings           9,430          935
  Repayments of repurchase agreement borrowings         (11,893)      (2,929)
  Increase (decrease) in other borrowings                 1,192       (2,265)
  Cash dividends paid                                    (4,979)      (4,398)
  Net (cost) proceeds of exercised stock options          1,380          139
  Repurchases of stock, net of forfeitures               (5,540)      (2,781)
                                                      ---------    ---------

     Net cash provided by financing activities          102,274      146,463
                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      (11,263)      27,269

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD             67,356       44,769
                                                      ---------    ---------
CASH AND DUE FROM BANKS, END OF PERIOD                $  56,093    $  72,038
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                        $  67,063    $  64,848
 Taxes paid                                           $   7,678    $   7,455
 Non-cash transactions:
   Loans, net of discounts, specific loss
     allowances and unearned income, transferred
     to real estate owned                             $   2,751    $  1,439
   Net change in accrued dividends payable            $      26    $    195
   Net change in unrealized gain (loss) in deferred
    compensation trust and related liability          $      39    $     47
   Treasury stock forfeited by MRP                    $       3    $     35
   Treasury stock issued to MRP                       $      52    $     62
   Tax benefit of vested MRP shares                   $     259    $      2
   Fair value of stock issued and options
     assumed in connection with acquisitions          $      --    $     48

                See notes to consolidated financial statements

                BANNER CORPORATION AND SUBSIDIARIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank (BB or the Bank). BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and its 38 branch offices and six loan production offices located in Washington, Oregon and Idaho.

The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

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

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Restatement of Financial Statements: As explained in Note 6, on September 17, 2001, Banner Corporation announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer of Banner Bank, as well as activities designed to conceal credit weaknesses of several loan customers. Upon further review, the Company determined that it would be necessary to file amended quarterly reports on Form 10-Q/A for each of the quarters ended March 31, 2001 and June 30, 2001, to recognize charges in those periods which appropriately reflect the timing of losses incurred as a result of the check kiting and credit manipulation activities. The Company also recorded charges in the quarter ended September 30, 2001, as a result of these irregularities. (See Note 6 for additional details.)

Mergers and Acquisitions: The Company recently signed a definite agreement to acquire Oregon Business Bank of Lake Oswego, Oregon, in an all cash transaction valued at approximately $10.0 million. Opened in October 1999, Oregon Business Bank is an Oregon state-chartered commercial community bank with $41.5 million in assets, $32.5 million in gross loans, $35.8 million in deposits and shareholders equity of $4.7 million at August 31, 2001. The acquisition, which has been approved by the Board of Directors of each company, is subject to, among other contingencies, approval by regulators and Oregon Business Bank's shareholders. The transaction is expected to close in the first quarter of 2002.

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

The combination was designed to strengthen the Company by more effectively sharing the resources of the existing subsidiaries, improving operating
efficiency and developing a broader regional brand identity.    The banks used
one name, Banner Bank, and were united under the leadership of an experienced management team. The same ten individuals became members of the Board of Directors of the Company and each of the banks. Final integration of all data processing into a common system is scheduled for completion by December 31, 2001.

In light of the Gramm-Leach-Bliley financial modernization legislation, the Company chose to retain a separate charter for Banner Bank of Oregon (formerly
IEB) and to operate two banking subsidiaries. That legislation enacted Federal Home Loan Bank System reforms that affected community financial institutions. The intent was for Banner Bank of Oregon to qualify as a community financial institution allowing it to obtain long-term Federal Home Loan Bank advances to fund small business and small agribusiness loans and to offer those loans as collateral for such borrowings. A community financial institution is defined as a "member of the Federal Home Loan Bank (FHLB) System, the deposits of which are insured by the FDIC and that has average total assets (over the preceding three years) of less than $500 million." However, with release of the FHLB's implementing procedures, including rules expanding eligible collateral for members not qualifying as community financial institutions, the Company determined that the potential benefits of additional borrowing capacity were not as substantial as the efficiencies it may derive by operating under a single bank charter. Therefore, on June 29, 2001, the Company announced its plans to merge the two subsidiary banks. The merger of BB and BBO was completed on September 1, 2001, with the surviving entity operating as a Washington state-chartered commercial bank.

Declaration of 10% Stock Dividend: On October 19, 2000 BANR's Board of Directors declared a 10% stock dividend payable November 10, 2000 to shareholders of record on October 31, 2000. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

Mortgage Lending Subsidiary: On April 1, 2000 BB opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, with John Satterberg as President. Primary lending activities for CFC are in the area of construction and permanent financing for one- to four-family residential dwellings. CFC, an Oregon corporation, functions as a wholly-owned subsidiary of BB. BB has capitalized CFC with $2 million of equity capital and provides funding support for CFC's lending operations.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation which compares the implied fair value of goodwill to its carrying amount must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The Company will be required to adopt this statement on January 1, 2002. The adoption of this statement is expected to have a material impact on the Company's results of operation. Goodwill will no longer be amortized, which will reduce other operating expenses by an estimated $793,000 per quarter, or $3.2 million a year, with a corresponding increase in net income.

Note 3:  BUSINESS SEGMENTS

The Company has been managed by legal entity or bank, not by lines of business. Each bank has been managed by its management team that was responsible for its own lending, deposit operations, information systems and administration. Marketing support, sales training assistance, and human resource services were provided from a central source at BB, and costs were allocated to the individual banks using appropriate methods based on usage.
In addition, corporate overhead and centralized administrative costs were allocated to each bank. In prior periods, business segment reporting included results for each subsidiary bank; however, over the past year all of the subsidiary banks have been merged into a single legal entity, BB, with a consolidated management team. For comparative purposes prior period segment information has been regrouped to match current business segments/grouping after merger of the bank subsidiaries. All of the executive officers of BANR are members of the BB management team.

BB is a community oriented commercial bank chartered in the State of Washington. As explained above under Consolidation of Banking Operations in
Note 2, BB includes the operations of the former First Savings Bank of Washington and its divisions, Whatcom State Bank and Seaport Citizens Bank, the former Towne Bank and BBO (formerly IEB). BB offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real estate, commercial/agriculture business and consumer loans. BB's primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its primary market area. BB is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, BB receives other income from deposit servicing charges, loan servicing fees and from the sale of loans and investments. BB also has a mortgage lending subsidiary, CFC, located in the Lake Oswego area of Portland, Oregon, that was established in fiscal 2000. CFC's primary lending activities are in the area of construction and permanent financing for one- to four-family residential dwellings.

BBO (formerly IEB) was a community oriented commercial bank chartered in the State of Oregon which historically offered a wide variety of deposit and loan products to its consumer and commercial customers. Lending activities included origination of consumer, commercial, agribusiness and real estate loans. BBO also engaged in mortgage banking activity with respect to residential lending within its local markets and originating loans for sale generally on a servicing released basis. BBO operated a division, Inland Financial Services, which offered insurance and brokerage services to its
customers.   BBO was merged into BB on September 1, 2001.

The performance of the Bank is reviewed by the Company's executive management team and the Board of Directors on a monthly basis.

Financial highlights by legal entity were as follows:

                                           Quarter Ended September 30, 2001
                                      ---------------------------------------
                                                (dollars in thousands)

Condensed Income Statement                          BBO
                                               (now merged
                                         BB       into BB)   Other*    Total
                                       ------     ------     ------    ------

Net interest income                  $ 18,259    $    --     $  55   $ 18,314
Provision for loan losses               5,959         --        --      5,959
Other operating income                  3,345         --       (31)     3,314
Other operating expenses               14,959         --      (642)    15,601
                                       ------     ------     ------    ------
Income (loss) before income taxes         686         --      (618)        68

Income taxes (benefit)                    363         --      (151)       212
                                       ------     ------     ------    ------

Net income (loss)                    $    323    $    --     $(467)  $   (144)
                                       ======     ======     ======    ======

                                     Quarter Ended September 30, 2000 (1)
                                 ---------------------------------------------
                                             (dollars in thousands)

Condensed Income Statement
                                           BBO        TB
                                       (Now merged (Now merged
                                   BB    into BB)    into BB)  Other*  Total
                                 ------   ------     ------   ------   ------

Net interest income            $ 17,222   $   --     $   --   $  11  $ 17,233
Provision for loan losses           651       --         --       -       651
Other operating income            2,243       --         --     (18)    2,225
Other operating expenses         11,191       --         --     495    11,686
                                 ------    -----     ------   ------   ------
Income (loss) before income
 taxes                            7,623       --         --    (502)    7,121

Income taxes (benefit)            2,691        -         --    (176)    2,515
                                 ------   ------     ------   ------   ------

Net income (loss)              $  4,932   $   --     $   --   $(326) $  4,606
                                 ======   ======     ======   ======   ======

* Includes intercompany eliminations and holding company amounts.

(1) For comparative purposes prior period segment information has been regrouped to match current business segments/grouping after merger of subsidiaries.

                                        Nine Months Ended September 30, 2001
                                      ---------------------------------------
                                              (dollars in thousands)

Condensed Income Statement                          BBO
                                               (now merged
                                         BB       into BB)   Other*    Total
                                       ------     ------     ------    ------
Net interest income (loss)           $ 52,925    $    --     $  54   $ 52,979
Provision for loan losses               9,859         --         -      9,859
Other operating income                  9,814          -        --      9,814
Other operating expenses               45,046         --     1,467     46,513
                                       ------     ------     ------    ------
Income (loss) before income taxes       7,834         --    (1,413)     6,421

Income taxes (benefit)                  3,130         --      (493)     2,637
                                       ------     ------     ------    ------

Net income (loss)                    $  4,704    $    --     $(920)   $ 3,784
                                       ======     ======     ======    ======


                                    Nine Months Ended September 30, 2000(1)
                                 ---------------------------------------------
                                             (dollars in thousands)

Condensed Income Statement
                                           BBO        TB
                                       (Now merged (Now merged
                                   BB    into BB)    into BB)  Other*  Total
                                 ------   ------     ------   ------   ------
Net interest income (loss)     $ 51,171   $   --     $   --   $  38  $ 51,209
Provision for loan losses         2,015       --          -      --     2,015
Other operating income            5,730       --         --     (52)    5,678
Other operating expenses         32,320       --          -   1,461    33,781
                                 ------   ------     ------   ------   ------
Income (loss) before income
 taxes                           22,566       --          -  (1,475)   21,091

Income taxes (benefit)            8,028       --         --    (511)    7,517
                                 ------   ------     ------   ------   ------

Net income (loss)             $  14,538   $   --     $    -   $(964) $ 13,574
                                 ======   ======     ======   ======   ======

Condensed Income Statement
                                        BBO        TB
                                   (Now merged (Now merged
                              BB     into BB)    into BB)   Other*   Total
                          ----------  -------    ------     ------   ------
                                            September 30, 2000
                          ----------------------------------------------------

Total Assets              $2,093,970  $   --                $  863  $2,094,833
                          ==========  =======               ======  ==========

                                           September 30, 2000 (1)
                          ----------------------------------------------------

Total Assets             $ 1,986,929 $    --   $    --     $  865   $1,987,794
                          ==========  =======   =======     ======  ==========

*Includes intercompany eliminations and holding company amounts.

(1) For comparative purposes prior period segment information has been regrouped to match current business segments/grouping after merger of subsidiaries.

Note 4:    ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND
           SECURITIES

The following table sets forth additional detail on BANR's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                            September 30        December 31
                                                2001                2000
                                            ---------           ---------
Interest-bearing deposits included
 in cash and due from banks                 $   2,400           $  15,661

Mortgage-backed securities                    221,181             194,073
Other securities-taxable                       77,034             100,261
Other securities-tax exempt                    27,239              28,212
Other stocks with dividends                     3,550               3,969
                                            ---------           ---------
 Total securities                             329,004             326,515

Federal Home Loan Bank (FHLB) stock            30,305              28,807
                                            ---------           ---------
                                            $ 361,709           $ 370,983
                                            =========           =========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                        Quarters Ended      Nine Months Ended
                                         September 30          September 30
                                      ------------------    ------------------
                                        2001      2000        2001      2000
                                      --------  --------    --------  --------

Mortgage-backed securities            $  2,940  $  3,826    $  9,217  $ 11,732
                                      --------  --------    --------  --------

Taxable interest and dividends           1,515     2,134       4,836     6,043
Tax-exempt interest                        410       458       1,237     1,411
Federal  Home Loan Bank stock-dividends    525       445       1,498     1,269
                                      --------  --------    --------  --------
                                         2,450     3,037       7,571     8,723
                                      --------  --------    --------  --------

                                      $  5,390  $  6,863    $ 16,788  $ 20,455
                                      ========  ========    ========  ========


Note 5: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS PER SHARE (EPS) (IN THOUSANDS)


                                        Quarters Ended      Nine Months Ended
                                         September 30          September 30
                                      ------------------    -----------------
                                        2001      2000        2001      2000
                                      -------   -------     -------   -------
Total shares originally issued         13,201    13,201      13,201    13,201
 Less retired shares and treasury
  stock plus unvested shares
  allocated to MRP                     (1,393)   (1,142)     (1,363)   (1,127)
 Less unallocated shares held by
  the ESOP                               (633)     (746)       (633)     (746)
                                      -------   -------     -------   -------

Basic weighted average shares
  outstanding                          11,175    11,313      11,205    11,328
 Plus unvested MRP and stock option
  incremental shares considered
  outstanding for diluted
  EPS calculations                        488       147         451       181
                                      -------   -------     -------   -------
Diluted weighted average shares
 outstanding                           11,663    11,460      11,656    11,509
                                      =======   =======     =======   =======

Note 6:  RESTATEMENT OF FINANCIAL STATEMENTS

On September 17, 2001, the Company announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer of BB, as well as activities designed to conceal credit weaknesses of several loan customers. Upon further review, the Company determined that it would be necessary to file amended quarterly reports on Form 10-Q/A for each of the quarters ended March 31, 2001 and June 30, 2001, to recognize charges in those periods which appropriately reflect the timing of losses incurred as a result of the check kiting and credit manipulation activities. For the restated quarter ended March 31, 2001, the Company has recorded an expense of $3.6 million ($2.3 million after tax) as a result of the check kiting scheme. During the restated quarter ended June 30, 2001, the Company recorded $2.6 million ($1.7 after tax) of expense related to the check kiting scheme and an additional $2.0 million ($1.3 million after tax) was added to the provision for loan losses. The Company recorded an additional expense of $1.9 million in the quarter ended September 30, 2001, with respect to the check kiting scheme and also recognized $4.2 million of additional provision for loan losses associated with the credit manipulation. The changes in the financial statements resulted in restated net income of $1.6 million for the quarter ended June 30, 2001, compared to $4.6 million as previously reported. For the six months ended June 30, 2001, restated net income was $3.9 million compared to $9.2 million as previously reported.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of Banner Corporation. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, the Company's ability to successfully complete consolidation and conversion activities, successfully resolve outstanding credit issues and/or recover check kiting losses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

GENERAL
Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB). Prior to the consolidation and name change, which occurred on October 30, 2000, the Company's subsidiaries included First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). As of September 30, 2001, BB is a Washington-chartered commercial bank the deposits of which are insured by the FDIC under both the BIF and the SAIF. BB conducts business from its main office in Walla Walla, Washington, and its 38 branch offices and six loan production offices located in Washington, Idaho and Oregon. Prior to merging with FSBW on October 30, 2000, TB was a Washington-chartered commercial bank and its deposits were insured by the FDIC under BIF. As of October 30, 2000, TB conducted business from seven full service branches in the Seattle, Washington, metropolitan area. An eighth Seattle area office opened in November 2000. Prior to merging with BB on September 1, 2001, Banner Bank of Oregon (BBO) was an Oregon-chartered commercial bank whose deposits were insured by the FDIC under BIF. BBO conducted business from its main office in Hermiston, Oregon, and its six branch offices and one loan production office located in northeast Oregon.
The Company completed its merger of BBO with and into BB as of September 1, 2001.

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income increased for the quarter ended September 30, 2001 compared to the same period a year earlier, reflecting a 12 basis point increase in the interest rate spread and growth in interest bearing assets and liabilities. The net interest margin also increased, expanding four basis points for the quarter ended September 30, 2001, when compared to the same period one year prior, reflecting the improved interest rate spread which was somewhat offset by the increased use of interest-bearing liabilities relative to interest-earning assets. While the Company's interest rate spread declined four basis points for the nine months ended September 30, 2001, net interest income for the first nine months increased from the year earlier period as a result of the significant asset and liability growth that occurred at BANR. Net interest margin declined by seven basis points for the nine months ended September 30, 2001, compared to the same period a year earlier. BANR's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses increased sharply for both the quarter and nine months ended September 30, 2001, compared to the same periods ended September 30, 2000. As explained more fully below and in Notes 2 and 6 of the Selected Notes to the Consolidated Financial Statements, much of this increase reflects impaired loans associated with a former senior commercial loan officer that had been manipulated to conceal credit weaknesses. Other operating income increased significantly for both the quarter and nine months ended September 30, 2001, largely as a result of increased gain on the sale of loans, although other non-interest revenues also increased. Other operating expenses also increased significantly for the quarter and nine months ended September 30, 2001, compared to the same periods ended September 30, 2000. As explained below and in Notes 2 and 6 of the Selected Notes to the Consolidated Financial Statements, non-interest expenses for the quarter and nine months ended September 30, 2001, included check kiting losses of $1.9 million and $8.1 million, respectively. Other operating expenses (excluding the check kiting losses) also increased compared to the year earlier amounts, reflecting the continued growth of the Company and costs associated with conversion of the company's core data processing system.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements.

RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

See Notes 2 and 6 to Consolidated Financial Statements

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Total assets increased $112.0 million, or 5.6%, from $1.983 billion at December 31, 2000, to $2.095 billion at September 30, 2001. The growth of $112.0 million occurred substantially at BB and was funded primarily with deposit growth. This growth reflects the economic conditions in the markets where BANR operates. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $111.0 million, or 7.6%, from $1.472 billion at December 31, 2000, to $1.583 billion at September 30, 2001. This loan growth included an increase of $14.2 million in loans held for sale which increased to $22.2 million at September 30, 2001, reflecting increased mortgage banking activity in the current low interest rate environment. Loans held for sale are generally sold in the secondary market within sixty days following the loan closing date. The increase in net loans included growth of $30.5 million of mortgages secured by commercial real estate, $69.6 million of construction and land loans, and $28.6 million of non-mortgage commercial and agricultural loans. Partially offsetting these increases were declines of $8.0 million of one to four-family and $3.0 million of multi-family real estate loans and a decline of $3.2 million in non-mortgage consumer loans. These balances reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate, construction and land development, and non-mortgage loans. While these loans are of inherently higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with the borrowers than most residential mortgages. The majority of the increase in loans was funded by a net increase of $106.0 million in deposits. Increased borrowings and net income from operations also helped to fund asset growth. Deposits grew $106.0 million, or 8.9%, from $1.193 billion at December 31, 2000, to $1.299 billion at September 30, 2001. FHLB advances increased $6.7 million from $507.1 million at December 31, 2000, to $513.8 million at September 30, 2001. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $1.1 million, from $74.5 million at December 31, 2000, to $73.4 million at September 30, 2001. Securities available for sale and held to maturity increased $2.5 million, or 0.8%, from $326.5 million at December 31, 2000, to $329.0 million at September 30, 2001. FHLB stock increased $1.5 million as a result of the regular quarterly stock dividends paid by the FHLB. The Company's investment in bank owned life insurance increased by $5.8 million reflecting $800,000 of accumulated earnings from increased cash surrender value and an initial premium of $5.0 million for the purchase of additional insurance.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL. For the quarter ended September 30, 2001, the Company had a net loss of $144,000, or $.01 per share (diluted), compared to net income of $4.6 million, or $.40 per share (diluted), for the quarter ended September 30, 2000, a decrease of $4.8 million. Net income for the first nine months of the current year was $3.8 million, a decrease of $9.8 million from the nine months ended September 30, 2000. The decreases in net income resulted from the expenses associated with the check kiting scheme and additional loan loss provision described in Notes 2 and 6. Excluding those charges and the related tax effect, net income for the quarter and nine months ended September 30, 2001, would have decreased $135,000 and increased $340,000, respectively, compared to the same periods a year earlier. BANR's operating results (excluding the check kiting and credit manipulation charges) reflect significant growth of assets and liabilities which was offset by a higher level of loan loss provision and other operating expenses. As explained below, provision for loan losses increased for reasons other than the credit manipulation activities and other operating expense included certain unusual data processing conversion and related technology expenses. Net interest margin increased four basis points for the quarter yet decreased by seven basis points for the nine-month period reflecting changes in the level of market rates and the increased use of interest-bearing liabilities relative to interest-earning assets. The Company's operating results also reflect a significant increase in other operating revenues, particularly gain on sale of loans, and other operating expenses including costs associated with the conversion of its data processing systems and expenses incurred as a result of increased mortgage lending. Compared to levels a year ago, total assets increased 5.4%, to $2.095 billion, at September 30, 2001, net loans rose 8.1%, to $1.583 billion, deposits grew 10.8%, to $1.299 billion, and borrowings
decreased 3.4%, to $587.2 million.   Average equity was 9.49% of average
assets for the quarter ended September 30, 2001, compared to 9.43% of average assets for the quarter ended September 30, 2000. The modest changes in net interest spread and net interest margin are notable in light of the significant volatility and changes in the level of market interest rates over the past twelve months.

INTEREST INCOME. Interest income for the quarter ended September 30, 2001, was $39.9 million compared to $40.9 million for the quarter ended September 30, 2000, a decrease of $1.0 million, or 2.6%. The decrease in interest income occurred despite an $88.8 million, or 4.8%, growth in average balances of interest-earning assets as a result of a 64 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 8.08% for the quarter ended September 30, 2001, compared to 8.72% for the same period a year earlier. Average loans receivable for the quarter ended September 30, 2001, increased by $144.3 million, or 9.9%, when compared to the quarter ended September 30, 2000, reflecting the Banks' significant internal growth. Interest income on loans increased by $408,000, or 1.2%, compared to the prior year, as the impact of the increase in average loan balances was substantially offset by a 76 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates, particularly the prime rate, compared to prior year levels, which offset continued changes in the mix of the loan portfolio. The loan mix continued to change as the portion of the portfolio invested in lower yielding one- to four-family residential loans declined, while the portion invested in higher yielding construction, land development and commercial loans increased. Loans yielded 8.51% for the quarter ended September 30, 2001, compared to 9.27% for the quarter ended September 30, 2000. While the level of market interest rates continued a steep decline during the quarter, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $55.5 million for the quarter ended September 30, 2001, and the interest and dividend income from those investments decreased $1.5 million, compared to the quarter ended September 30, 2000. The average yield on mortgage-backed securities decreased from 6.80% for the quarter ended September 30, 2000, to 5.86% for the comparable period in 2001. Yields on mortgage-backed securities were lower in the 2001 period reflecting the affect of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable rates and more rapid prepayments on certain higher-yielding portions of the portfolio. The average yield on investment securities and short term cash investments decreased from 6.67% for the quarter ended September 30, 2000, to 6.30% for the comparable quarter in 2001, also reflecting the lower level of market rates. Earnings on FHLB stock increased by $81,000, resulting from an increase of $2.6 million in the average balance of FHLB stock for the quarter ended September 30, 2001, and a higher dividend yield. The dividend yield on FHLB stock was 6.99% for the quarter ended September 30, 2001, compared to 6.49% for the quarter ended September 30, 2000. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest income for the nine months ended September 30, 2001, increased $3.5 million, or 3.0%, from the comparable period in 2000. Interest income from loans increased $7.2 million, or 7.5%, from the comparable period in 2000. The increase in loan interest income reflected the effect of a $155.6 million growth in average loans receivable balances and occurred despite a 29 basis point decrease in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended September 30, 2001, decreased $1.1 million, from $8.7 million in 2000, to $7.6 million in the current period, reflecting a $22.2 million decrease in average balances along with a four basis point decrease in yield. The yield on average earning assets decreased from 8.62% for the nine months ended September 30, 2000, to 8.42% for the nine months ended September 30, 2001, as a result of declines in the level of market interest rates, which more than offset changes in the relative amount of loans and investments.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2001, was $21.5 million compared to $23.7 million for the comparable period in 2000, a decrease of $2.2 million, or 9.1%. The decrease in interest expense was due to a decrease in the average cost of all interest-bearing liabilities from 5.33% to 4.57%. The $127.3 million increase in average interest-bearing deposits for the quarter ended September 30, 2001, compared to September 30, 2000, reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense decreased $644,000 for the quarter ended September 30, 2001, compared to the same quarter a year ago. Average deposit balances increased from $1.161 billion for the quarter ended September 30, 2000, to $1.288 billion for the quarter ended September 30, 2001, while, at the same time, the average rate paid on deposit balances decreased 68 basis points. To a significant degree, deposit costs for a quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower for the nine months preceding the quarter ended September 30, 2001, than for the same period preceding the September 30, 2000, quarter. The reduction in deposit costs, which tends to lag declines in market rates, accelerated during the most recent quarter as a result of the cumulative effect of declining rates in the two preceding quarters as well as sharply lower rates in the current quarter. Average FHLB advances totaled $509.3 million during the quarter ended September 30, 2001, compared to $530.9 million during the quarter ended September 30, 2000, a decrease of $21.6 million that, combined with a 49 basis point decrease in the average cost of advances, resulted in a $949,000 decrease in related interest expense. The average rate paid on those advances decreased to 5.81% for the quarter ended September 30, 2001, from 6.30% for the quarter ended September 30, 2000. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $3.1 million from $76.4 million for the quarter ended September 30, 2000, to $73.3 million for the same period in 2001, while the related interest expense decreased $553,000 from $1.3 million to $739,000 for the respective periods. The average rate paid on other borrowings was 4.00% in the quarter ended September 30, 2001 compared to 6.73% for the same quarter in 2000. Similar to deposits, the cost of FHLB advances reflects to a degree a lagged effect from prior period market interest rate levels, while the Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly.

Total interest expense for the nine months ended September 30, 2001, increased $1.7 million, or 2.7%, from the comparable period in September 2000. The increase in interest expense reflects an increase in average deposits of $105.1 million combined with a $566,000 decrease in FHLB advances and other borrowings. The effect on interest expense of the $104.5 million increase in average interest-bearing liabilities was offset by a 16 basis point decrease in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance:

                                    Quarters Ended       Nine Months Ended
     AVERAGE BALANCES                September 30          September 30
     ----------------          ----------------------  ----------------------
     (in thousands)                2001      2000          2001      2000
                               ----------  ----------  ----------  ----------
Investment securities
 and deposits                  $  121,191  $  154,646  $  124,521  $  149,979
Mortgage-backed obligations       199,083     223,699     196,743     230,159
Loans                           1,606,375   1,462,106   1,558,183   1,402,539
FHLB stock                         29,796      27,231      29,298      26,063
                               ----------  ----------  ----------  ----------
   Total average interest-
   earning asset                1,956,445   1,867,682   1,908,745   1,808,740

Non-interest-earning assets       127,244      96,998     119,582      95,665
                               ----------  ----------  ----------  ----------
   Total average assets        $2,083,689  $1,964,680  $2,028,327  $1,904,405
                               ==========  ==========  ==========  ==========

Deposits                        1,288,163   1,160,889  $1,235,583   1,130,528
Advances from FHLB                509,331     530,906     507,577     504,415
Other borrowings                   73,328      76,365      72,372      76,100
                               ----------  ----------  ----------  ----------
   Total average interest-
    bearing liabilities         1,870,822   1,768,160   1,815,532   1,711,043

Non-interest-bearing
 liabilities                       15,079      11,184      15,153      10,970
                               ----------  ----------  ----------  ----------
Total average liabilities       1,885,901   1,779,344   1,830,685   1,722,013

Equity                            197,788     185,336     197,642     182,392
                               ----------  ----------  ----------  ----------
   Total average liabilities
    and equity                 $2,083,689  $1,964,680  $2,028,327  $1,904,405
                               ==========  ==========  ==========  ==========

     INTEREST RATE YIELD/EXPENSE (RATES ARE ANNUALIZED)
     --------------------------------------------------

Interest Rate Yield:
 Investment securities and
  deposits                           6.30%       6.67%       6.52%       6.64%
 Mortgage-backed obligations         5.86%       6.80%       6.26%       6.81%
 Loans                               8.51%       9.27%       8.87%       9.16%
 FHLB stock                          6.99%       6.49%       6.84%       6.50%
                               ----------   ---------   ---------   ---------
   Total interest rate yield on
    interest-earning assets          8.08%       8.72%       8.42%       8.62%
                               ----------   ---------   ---------   ---------
Interest Rate Expense:
 Deposits                            4.11%       4.79%       4.50%       4.57%
 Advances from FHLB                  5.81%       6.30%       6.05%       6.13%
 Other borrowings                    4.00%       6.73%       4.94%       6.38%
                               ----------   ---------   ---------   ---------
   Total interest rate expense
    on interest-bearing
    liabilities                      4.57%       5.33%       4.95%       5.11%
                               ----------   ---------   ---------   ---------

Interest spread                      3.51%       3.39%       3.47%       3.51%
                               ==========   =========   =========   =========

Net interest margin on interest
 earning assets                      3.71%       3.67%       3.71%       3.78%
                               ----------   ---------   ---------   ---------
     ADDITIONAL KEY FINANCIAL RATIOS (RATIOS ARE ANNUALIZED)
     -------------------------------------------------------

Return on average assets            (0.03%)      0.93%       0.25%       0.95%
Return on average equity            (0.29%)      9.89%       2.56%       9.94%
Average equity / average assets      9.49%       9.43%       9.74%       9.58%
Average interest-earning assets /
 interest-bearing liabilities      104.58%     105.63%     105.13%     105.71%
Non-interest [other operating]
 expenses / average assets
  Excluding amortization of costs
   in excess of net assets
   acquired (goodwill)               2.86%       2.25%       2.96%       2.25%
  Including amortization of costs
   in excess of net assets
   acquired (goodwill)               2.97%       2.37%       3.07%       2.37%
Efficiency ratio [non-interest
 (other operating) expenses /
  revenues]
   Excluding amortization of costs
    in excess of net assets
    acquired (goodwill)             68.46%      55.98%      70.28%      55.20%
   Including amortization of costs
    in excess of net assets
    acquired (goodwill)             72.13%      60.06%      74.07%      59.38%

PROVISION FOR LOAN LOSSES. During the quarter ended September 30, 2001, the provision for loan losses was $6.0 million, compared to $651,000 for the quarter ended September 30, 2000, an increase of $5.3 million. A comparison of the provision for loan losses for the nine-month periods ended September 30, 2001, and 2000, shows an increase of $7.9 million from $2.0 million to $9.9 million. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provisions in the current periods reflect changes in the portfolio mix, higher levels of non-performing loans and net charge offs, and concerns about the current economic environment. The provision for loan losses for the quarter and nine months ended September 30, 2001, includes $4.2 million and $6.2 million, respectively, of charges associated with credit manipulation activities of a former senior commercial loan officer which were designed to conceal weaknesses of several loan customers. Non-performing loans increased to $13.4 million at September 30, 2001, compared to $11.9 million at September 30, 2000. Non-performing loans at September 30, 2001, include $6.3 million of non-accrual loans associated with the credit manipulation activities. Net charge offs were $4.1 million for the current quarter compared to $118,000 for the same quarter a year earlier. Net charge offs for the nine months ended September 30, 2001, were $6.6 million compared to $532,000 for the nine months ended September 30, 2000. Net charge offs for the quarter and nine months ended September 30, 2001, included $3.4 million and $4.9 million associated with the credit manipulation activities. A comparison of the allowance for loan losses at September 30, 2001, and 2000, shows an increase of $3.6 million from $15.0 million at September 30, 2000, to $18.6 million at September 30, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.16% and 1.02% at September 30, 2001, and September 30, 2000, respectively. The allowance for loan losses equaled 138% of non-performing loans at September 30, 2001, compared to 127% of non-performing loans at September 30, 2000.

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

The following tables are provided to disclose additional detail on the Banks' loans and allowance for loan losses (in thousands):

                                                  September 30     December 31
                                                      2001             2000
                                                 -----------     -----------
Loans (including loans held for sale):
  Secured by real estate
   One- to four-family                           $   410,018     $   408,613
   Commercial                                        396,539         366,071
   Multifamily                                        81,286          84,282
   Construction and land                             340,907         271,273
  Commercial business                                254,716         228,676
  Agricultural business                               70,444          67,809
  Consumer                                            47,742          60,359
                                                 -----------     -----------
      Total Loans                                $ 1,601,652     $ 1,487,083


   Less allowance for loan losses                     18,593          15,314
                                                 -----------     -----------

Total net loans at end of period                 $ 1,583,059     $ 1,471,769
                                                 ===========     ===========

Allowance for loan losses as a percentage
  of net loans outstanding                             1.16%           1.03%


                                    Quarters Ended       Nine Months Ended
                                     September 30          September 30
                               ----------------------  ----------------------
                                   2001       2000         2001       2000
                               ----------  ----------  ----------  ----------
Balance, beginning of
the period                     $   16,775  $   14,491  $   15,314  $   13,541

Provision                          5,959          651       9,859       2,015
Recoveries of loans
previously charged off:
  Secured by real estate
    One- to four-family               --           --           1           2
    Commercial                        --            1          --           1
    Multifamily                       --           --          --          --
    Construction and land             --           --          --          --
    Commercial business               45            5          72          31
    Agricultural business             --           --          --          --
    Consumer                          16           26          21         127
                               ---------   ----------  ----------  ----------
                                      61           32          94         161
Loans charged off:
  Secured by real estate
    One- to four-family               --           (4)        (97)        (65)
    Commercial                        --          (16)         --         (16)
    Multifamily                       --           --          --          --
    Construction and land             --           --         (14)        (12)
    Commercial business           (3,984)         (75)     (6,026)       (248)
    Agricultural business             --           --        (100)         --
    Consumer                        (218)         (55)       (437)       (352)
                               ---------   ----------  ----------  ----------
                                  (4,202)        (150)     (6,674)       (693)
                               ---------   ----------  ----------  ----------
Net charge offs                   (4,141)        (118)     (6,580)       (532)
                               ---------   ----------  ----------  ----------

Balance, end of period         $  18,593   $   15,024  $   18,593  $   15,024
                               =========   ==========  ==========  ==========

Net charge offs as a
  percentage of average net
  book value of loans
  outstanding for the period        0.26%        0.01%       0.42%       0.04%
                               ---------   ----------  ----------  ----------

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                              September 30   December 31
                                                  2001          2000
                                               ----------     ----------

Specific or allocated loss allowances:
Secured by real estate:
 One- to four-family                           $    2,292     $    2,256
 Commercial                                         4,119          4,556
 Multifamily                                          615            731
 Construction and land                              3,755          2,738
 Commercial business                                4,957          2,859
 Agricultural business                                979            851
 Consumer                                             777            879
                                               ----------     ----------
     Total allocated                               17,494         14,870

Unallocated                                         1,099            444
                                               ----------     ----------
     Total allowance for loan losses           $   18,593     $   15,314
                                               ==========     ==========

Ratio of allowance for loan losses to
 non-performing loans                                138%           183%

Allowance for loan losses as a percent
 of net loans (loans receivable excluding
 allowance for losses)                              1.16%          1.03%


Other Operating Income. Other operating income was $3.3 million for the quarter ended September 30, 2001, an increase of $1.1 million from the quarter ended September 30, 2000. This included a $769,000 increase in the gain on sale of loans for the current quarter. Loan sales for the quarter ended September 30, 2001 totaled $70.0 million, including $12.9 million of loans sold by CFC, compared to $32.7 million for the quarter ended September 30, 2000. Gain on sale of loans for BANR included $119,000 of fees on $11.7 million of loans brokered by CFC, which are not reflected in the volume of loans sold. Other fee and service charge income for BANR decreased by $69,000 to $1.2 million for the quarter ended September 30, 2001, compared to $1.3 million for the quarter ended September 30, 2000. Miscellaneous income increased by $389,000 in large part reflecting the Company's increased investment in bank owned life insurance and the resulting increase in cash surrender value.

Other operating income for the nine months ended September 30, 2001, increased $4.1 million from the comparable period in 2000. This includes a $2.4 million increase in the gain on sale of loans, $483,000 increase in other fee and service charge income, $301,000 increase in gain on sale of securities and an $810,000 increase in miscellaneous income. Loan sales increased from $71.4 million for the nine months ended September 30, 2000, to $204.4 million for the nine months ended September 30, 2001. Miscellaneous income includes an increase of $800,000 of cash surrender value for bank owned life insurance.

Other Operating Expenses. Other operating expenses increased $3.9 million from $11.7 million for the quarter ended September 30, 2000, to $15.6 million for the quarter ended September 30, 2001. As noted above, other operating expense for the quarter ended September 30, 2001, includes a charge of $1.9 million associated with a check kiting scheme that had been concealed by a former senior lending officer of BB. Excluding the check kiting charge, other operating expense increased $2.0 million compared to the same quarter a year earlier. Increases in other operating expenses, excluding the check kiting charge, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as BANR continues to expand. The increase in expenses reflects the inclusion of two new bank branches opened subsequent to September 30, 2000. The increase also reflects expenses associated with the expanding operations at BB's lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $272,000 increase in capitalized loan origination costs reflecting a greater level of loan origination activity. Additionally, during the quarter ended September 30, 2001, the Company incurred approximately $800,000 of expenses associated with the conversion of the Company's core data processing system and an additional $200,000 for other technology enhancements. The Company expects to incur about $300,000 of conversion related expenses during the fourth quarter. The higher operating expenses associated with BANR's transition to more of a commercial bank profile, coupled with the recognition of the check kiting loss, caused BANR's efficiency ratio, excluding the amortization of goodwill, to increase to 68.46% (72.13% including goodwill), for the quarter ended September 30, 2001, from 55.98% (60.06% including goodwill) for the comparable period ended September 30, 2000. Other operating expenses as a percentage of average assets increased to 2.97% (2.86% excluding the amortization of goodwill) for the quarter ended September 30, 2001, compared to 2.37% (2.25% excluding the amortization of goodwill) for the quarter ended September 30, 2000. BANR's efficiency ratio adjusted to exclude amortization of goodwill, the check kiting loss and the unusual conversion and technology expenses, would have been 55.05% for the quarter and, excluding the same items, adjusted operating expenses as a percentage of average assets would have been 2.27%.

Other operating expenses for the nine months ended September 30, 2001, increased $12.7 million from $33.8 million for the first nine months of 2000 to $46.5 million in the current period. As explained earlier, the increase is largely due to the previously noted check kiting loss ($8.1 million) and conversion and technology expenses ($1.3 million) as well as growth in BANR's operations for the current nine month period.

Income Taxes. Income tax expense was $212,000 for the quarter ended September 30, 2001, compared to $2.5 million for the comparable period in 2000. The Company's effective tax rates for the quarters ended September 30, 2001 and 2000 were 312% and 35%, respectively. The higher effective tax rate in the current quarter is primarily a result of a larger relative effect of the non-deductible goodwill amortization expense compared to the quarter one year earlier.

Income tax expense for the nine months ended September 30, 2001 decreased to $2.6 million, compared to $7.5 million in the comparable period in 2000. The Company's effective tax rates for the nine months ended September 30, 2001 and 2000 were 41% and 36%, respectively. Similar to the quarterly results the higher effective tax rate in the current period is primarily a result of a larger relative effect of the non-deductible goodwill amortization expense compared to the same period a year earlier.

Asset Quality

The following tables are provided to disclose additional details on asset quality (in thousands):

                                              September 30   December 31
                                                  2001          2000
                                               ----------     ----------
Non-performing assets at end of the period:
Nonaccrual Loans:
   Secured by real estate
     One- to four-family                       $    1,021     $      873
     Multifamily real estate                          750          1,741
     Commercial real estate                            52             --
     Construction and land                          2,370          2,937
   Commercial business                              7,977          1,734
   Agricultural business                              188            529
   Consumer                                           314             18
                                               ----------     ----------
                                                   12,672          7,832

Loans more than 90 days delinquent, still on accrual:
   Secured by real estate
     One- to four-family                               75             20
     Multifamily real estate                           --             --
     Commercial real estate                           372             --
     Construction and land                             --             --
   Commercial business                                 49              1
   Agricultural business                              127            467
   Consumer                                           151             54
                                               ----------     ----------
                                                      774            542

                                               ----------     ----------
Total non-performing loans                         13,446          8,374

Real estate owned, held for sale, net (REO),
 and other repossessed assets                       2,871          3,287
                                               ----------     ----------

Total non-performing assets at the end of
 the period                                    $   16,317     $   11,661
                                               ==========     ==========

Non-performing loans as a percentage of total
 net loans before allowance for loan losses
 at end of the period                                0.84%          0.56%
Ratio of allowance for loan losses to
 non-performing loans at end of the period            138%           183%
Non-performing assets as a percentage of total
 assets at end of the period.                        0.78%          0.59%

Troubled debt restructuring [TDRs]
 at end of the period                          $      302     $      337
                                               ==========     ==========

Troubled debt restructuring as a percentage of:
Total gross principal of loans outstanding
 at end of the period                               0.02%           0.02%

Total assets at end of the period                   0.01%           0.02%

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

The activities of the Company, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution's earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution's assets, liabilities, and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting the Company's financial performance.

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

Sensitivity Analysis

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2001, the estimated changes in the Company's net interest income over a one year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators


                                        Estimated Change in
                          ------------------------------------------------
Change (In Basis Points)  Net Interest Income
in Interest Rates (1)       Next 12 Months             Net Market Value
------------------------  -------------------      ----------------------
                                  (Dollars in thousands)

         +400            $  2,628      3.4%        $ (59,536)     (30.1%)
         +300               2,777      3.6%          (32,781)     (16.6%)
         +200               2,050      2.7%          (13,625)      (6.9%)
         +100                 719      0.9%           (1,783)      (0.9%)
            0                   0        0                 0          0
         -100                (848)    (1.1%)          (7,177)      (3.6%)
         -200              (2,766)    (3.6%)         (22,992)     (11.6%)
         -300              (7,909)   (10.3%)         (27,657)     (14.0%)
         -400            $    N/A      N/A         $     N/A        N/A

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2001. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At September 30, 2001, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $3.9 million, representing a one-year gap to total assets ratio of 0.18%.

                                              6 Months
As of September 30, 2001             Within      to         1-3       3-5      5-10    Over 10
                                    6 Months  One Year     Years     Years    Years     Years       Total
                                    --------  ---------  --------  --------  --------  -------   ----------
                                                                       (dollars in thousands)

Interest-earning assets(1):
 Construction loans                 $263,561  $   5,771  $  2,857  $  1,308  $     --  $    --   $  273,497
 Fixed-rate mortgage loans            78,633     66,108   183,191   117,374   126,894   38,743      610,943
 Adjustable-rate mortgage loans      186,910     57,556    72,700     4,824        --       --      321,990
 Fixed-rate mortgage-backed
   securities                         11,322     12,381    53,382    24,514    21,119   13,815      136,533
 Adjustable-rate mortgage-backed
   securities                         80,620      4,875        --        --        --       --       85,495
 Fixed-rate commercial /
   agriculture loans                  28,921     10,102    32,457    25,552     5,639    1,611      104,282
 Adjustable-rate commercial/
   agriculture loans                 233,290         --        --        --        --       --      233,290
 Consumer and other loans             23,322      7,416    18,064     9,970     1,966    2,325       63,063
 Investment securities and
   interest-bearing deposits          24,846      6,820    25,305    16,110     7,200   56,467      136,748
                                    --------  ---------  --------  --------  -------- --------   ----------
    Total rate-sensitive assets      931,425    171,029   387,956   199,652   162,818  112,961    1,965,841
                                    --------  ---------  --------  --------  -------- --------   ----------

Interest-bearing liabilities(2):
 Regular savings and NOW accounts     18,197     18,197    42,459    42,459        --        -      121,312
 Money market deposit accounts        78,799     47,279    31,520        --        --       --      157,598
 Certificates of deposit             448,591    233,280   131,861    26,854     6,288      124      846,998
 FHLB advances                       106,900     76,370   106,984    97,600   125,079      849      513,782
 Other borrowings                     60,927         --        --        --        --       --       60,927
 Retail repurchase agreements          9,422        626     2,395        --        --       --       12,443
                                    --------  ---------  --------  --------  -------- --------   ----------

    Total rate-sensitive liabilities 722,836    375,752   315,219   166,913   131,367      973    1,713,060
                                    --------  ---------  --------  --------  -------- --------   ----------

Excess (deficiency) of interest-sensitive
  assets over interest-sensitive
   liabilities                      $208,589  $(204,723) $ 72,737  $ 32,739  $ 31,451 $111,988   $  252,781
                                    ========  =========  ========  ========  ======== ========   ==========
Cumulative excess (deficiency) of
  interest-sensitive assets         $208,589  $   3,866  $ 76,603  $109,342  $140,793 $252,781   $  252,781
                                    ========  =========  ========  ========  ======== ========   ==========

Cumulative ratio of interest-earning
  assets to interest-bearing
   liabilities                        128.86%    100.35%   105.42%   106.92%   108.22%  114.76%      114.76%
                                    ========  =========  ========  ========  ======== ========   ==========

Interest sensitivity gap to
  total assets                          9.96%     (9.77%)    3.47%     1.56%     1.50%    5.35%       12.07%
                                    ========  =========  ========  ========  ======== ========   ==========

Ratio of cumulative gap to
 total assets                           9.96%      0.18%     3.66%     5.22%     6.72%   12.07%       12.07%
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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Banks' regular savings, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $112.6 million or (5.37%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest bearing deposits which are included in the average balance calculations in the table included in the comparison of Results of Operations section of this document.


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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the nine months ended September 30, 2001, the Company purchased loans in the amount of $2.7 million while loan originations, net of repayments, totaled $307.5 million. This activity was funded primarily by principal repayments on securities, sales of loans, and deposit growth. During the nine months ended September 30, 2001, the Company sold $204.4 million of loans. Net deposit growth was $106.0 million for the nine months ended September 30, 2001. FHLB advances increased $6.7 million for the nine months ended September 30, 2001. Other borrowings decreased $1.2 million for the nine months ended September 30, 2001.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2001, the Banks used their sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At September 30, 2001, BB had outstanding loan commitments totaling $243.3 million. BB generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. BB maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 45% of BB's assets or unencumbered qualifying collateral, which as of September 30, 2001 could give a maximum total credit line of $942 million. Advances under this credit facility totaled $513.8 million, or 25% of BB's assets at September 30, 2001.

At September 30, 2001, savings certificates amounted to $847.0 million, or 65%, of the Bank's total deposits, including $681.9 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, FHLB-Seattle advances, other borrowings and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and (iii) a ratio of total capital to risk-weighted assets of at least 8.0%. At September 30, 2001, BANR's banking subsidiaries exceeded all current regulatory capital requirements to be classified as well capitalized institutions, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for BANR along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                        Minimum for capital
                                   Actual                adequacy purposes
                             -----------------          -------------------
                             Amount      Ratio           Amount      Ratio
                             ------      -----           ------      -----

September 30, 2001:
BANR consolidated
   Total capital to risk-
    weighted assets         $177,574      11.60%        $122,481       8.00%
   Tier 1 capital to risk-
    weighted assets          157,989      10.32           61,240       4.00
   Tier 1 leverage capital
    average assets           157,989       7.74           81,625       4.00

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

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Stockholders

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on Form 8K

   Report (s) on Form 8-K filed during the quarter ended September 30, 2001, are as follows:

     Date Filed                                Purpose
     ----------                                -------

September 7, 2001                       Announcement of consummation of merger
                                        of the company's wholly owned
                                        subsidiary banks, Banner Bank and
                                        Banner Bank of Oregon.

September 18, 2001                      Announcement of irregularities
                                        associated with a former senior
                                        lending officer.  The irregularities
                                        include a check kiting scheme and will
                                        result in the recognition of a loss
                                        and recording of additional loan loss
                                        provision.

September 26, 2001                      Announcement of entering into an
                                        agreement and plan of merger between
                                        wholly-owned subsidiary, Banner Bank,
                                        and Oregon Business Bank.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Banner Corporation

November 14, 2001                       /s/ Gary Sirmon
                                        -------------------------------------
                                        Gary Sirmon
                                        President and Chief Executive Officer


November 14, 2001                       /s/ Lloyd W. Baker
                                        -------------------------------------
                                        Lloyd W. Baker
                                        Treasurer and Executive Vice President