Form 10-K405
period 2001-12-31
BANNER CORP
filed 2002-04-02
CIK 946673

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ....................................................................... December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-26584

Banner Corporation
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification No.)

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

Yes [X]               No [   ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on the Nasdaq national Market on February 28, 2002, was:

Common Stock - $226,145,615

The number of shares outstanding of the issuer’s classes of common stock as of February 28, 2002:

Common Stock, $.01 par value - 11,597,211 shares


DOCUMENT INCORPORATED BY REFERENCE
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 19, 2002 are incorporated by reference into Part III.
BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I		Page #
Item 1.	Business ................................................................................................................................................................	3
	General ..................................................................................................................................................................	3
	Acquisition and Mergers ..............................................................................................................................................	3
	Lending Activities ..............................................................................................................................................	4
	Asset Quality ..............................................................................................................................................	8
	Allowance for Loan Losses ............................................................................................................................	9
	Investment Activities ............................................................................................................................................	9
	Deposit Activities and Other Sources of Funds ....................................................................................................	10
	Personnel ..........................................................................................................................................................	10
	Taxation ............................................................................................................................................................	10
	Environmental Regulation .................................................................................................................................	11
	Competition ........................................................................................................................................................	12
	Regulation .......................................................................................................................................................	12
	Management Personnel .........................................................................................................................................	17
Item 2.	Properties ..........................................................................................................................................................	18
Item 3.	Legal Proceedings ...............................................................................................................................................	18
Item 4.	Submission of Matters to a Vote of Security Holders .........................................................................................................	18

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters .................................................................................	19
Item 6.	Selected Financial Data ........................................................................................................................................	20
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation ...............................................................................................................	22
	Comparison of Results of Operations
	Years ended December 31, 2001 vs. 2000 ..........................................................................................................	37
	Years ended December 31, 2000 vs. 1999 ............................................................................................................	42
	Nine months ended December 31, 1999 vs. 1998 ...................................................................................................	44
	Market Risk and Asset/ Liability Management ....................................................................................................	50
	Liquidity and Capital Resources ........................................................................................................................	55
	Capital Requirements .....................................................................................................................................	56
	Effect of Inflation and Changing Prices ..............................................................................................................	57
Item 8.	Financial Statements and Supplementary Data ............................................................................................	57
Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure ..........................................................................................	57

PART III

Item 10.	Directors and Executive Officers of the Registrant .......................................................................................	58
Item 11.	Executive Compensation ...............................................................................................................................	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management .................................................................................	58
Item 13.	Certain Relationships and Related Transactions .....................................................................................	58

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................................................................................................................................	59
	SIGNATURES .....................................................................................................................................................	60


PART 1
Item 1 - Business

General

Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB, or the Bank). Prior to the consolidation and name change, which occurred on October 30, 2000, the Company’s subsidiaries included First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). From October 30, 2000 until September 1, 2001, the Company’s subsidiaries were Banner Bank and Banner Bank of Oregon (BBO) (formerly IEB). On September 1, 2001 BBO merged with BB and as of December 31, 2001, BB operates as a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and, as of January 1, 2002, its 39 branch offices and six loan production offices located in 18 counties in Washington, Idaho and Oregon.

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR’s interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. BANR’s net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

BB is a community oriented bank which has traditionally offered a wide variety of deposit products to its retail customers while concentrating its lending activities on real estate loans. Lending activities historically have been focused on the origination of loans secured by one- to four-family residential dwellings, including significant emphasis on loans for construction of residential dwellings. To an increasing extent in recent years, lending activities also have included the origination of multifamily, commercial real estate and consumer loans. BB’s primary business has been that of a traditional banking institution, originating loans for portfolio in its primary market area. BB has also been an active participant in the secondary market, originating residential loans for sale and on occasion acquiring loans for portfolio. More recently, BB has begun making non-mortgage commercial and agribusiness loans to small businesses and farmers and has increased the amount of business related customer deposit accounts on its books. For the past four years non-mortgage lending, especially commercial lending, has received significant attention and has become an increasingly important part of BB’s operations. Prior acquisitions of other commercial banks have added substantially to the amount of non-mortgage loans held and being originated by BB. In addition to loans, BB has maintained a significant portion of its assets in marketable securities. The securities portfolio has been weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also has included a significant amount of tax-exempt municipal securities, primarily issued by entities located in the State of Washington. In addition to interest income on loans and investment securities, BB receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. On April 1, 2000, BB opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon. CFC is an Oregon corporation and is a wholly owned subsidiary of BB. CFC’s primary lending activities are in the area of construction and permanent financing for one- to four-family residential dwellings. BB also has a wholly owned subsidiary, Northwest Financial Corporation, which serves as the trustee under BB’s mortgage loan documents and receives commissions from the sale of annuities.

The Company and the Bank are subject to regulation by the Federal Reserve Board (FRB) and the FDIC, the State of Washington Department of Financial Institutions, Division of Banks (Division), the State of Oregon Department of Consumer and Business Services and the State of Idaho, Department of Finance.

Acquisitions and Mergers

Acquisition of Oregon Business Bank: On January 1, 2002, the Company completed the acquisition of Oregon Business Bank (OBB). BB paid $10.0 million in cash for all the outstanding common shares of OBB, which was headquartered in Lake Oswego, Oregon. As a result of the merger of OBB into BB, OBB operates as a division of BB. The acquisition was accounted for as a purchase and resulted in the recording of $4.7 million of costs in excess of the fair value of OBB’s net assets acquired (goodwill). In addition, an estimated $714,000 of core deposit intangibles was recorded which will be amortized on an accelerated basis over a five-year period resulting in a first-year charge to earnings of $286,000. Opened in 1999, OBB was an Oregon state-chartered community bank which had, before recording of purchase accounting adjustments, approximately $39 million in total assets, $33 million in deposits, $33 million in loans, and $4.7 million in shareholders’ equity at December 31, 2001. OBB operates one full service branch in Lake Oswego, Oregon.


Lending Activities

General: The Bank has offered a wide range of loan products to meet the demands of its customers. The Bank originates loans for both its own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a significant percentage of assets in the loan portfolio with more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, the Bank has developed a variety of floating or adjustable interest rate products that correlate more closely with the Bank’s cost of funds. However, in response to customer demand, the Bank continues to originate fixed-rate loans including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Historically, BB’s primary lending focus has been on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. BB also has originated, to a lesser degree, consumer, commercial real estate and multifamily real estate (including construction loans) and land loans. More recently, BB has begun marketing non-mortgage commercial and agribusiness loans to small businesses and farmers. Recent acquisitions of commercial banks have added significantly to the amount of non-real estate loan activity at BB. Management expects this type of lending to continue to increase at BB subject to market conditions. At December 31, 2001, BB’s net loan portfolio totaled $1.6 billion.

One- to Four-Family Residential Real Estate Lending: The Bank originates loans secured by first mortgages on one- to four-family residences and loans for the construction of one- to four-family residences in the communities where it has established full service branches. In addition, the Bank operates loan production offices in Bothell, Puyallup and Oak Harbor, Washington. The Bank’s new mortgage lending subsidiary, CFC, provides residential and construction lending in the Portland, Oregon area, complementing a previous relationship the Bank had with a mortgage loan broker in that market area. At December 31, 2001, $422.5 million, or 26.5% of the Company’s loan portfolio, consisted of permanent loans on one- to four-family residences. For additional information concerning the Bank’s loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2001 and 2000-Lending.” See also Table 5 contained therein, which sets forth the composition of the Company’s loan portfolio, and Tables 6 and 6(a), which contain information regarding the loans maturing in the Company’s portfolio.

In the loan approval process, the Bank assesses the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit worthiness of the borrower. As part of the loan application process, qualified independent appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by a loan underwriter and, if necessary, by the Bank’s chief appraiser. The Bank’s residential loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac (FHLMC) and Fannie Mae (FNMA). Government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA). The Bank’s loan underwriters are approved as underwriters under HUD’s delegated underwriter program.

The Bank and CFC sell whole loans on either a servicing-retained or servicing-released basis. All loans are sold without recourse. Occasionally, the Bank will sell a participation interest in a loan or pool of loans to an investor. In these instances, the Bank retains a small percentage of the loan(s) and pass through a net yield to the investor on the percentage sold. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. During the past three years, the Bank has sold a significant portion of its conventional fixed-rate mortgage originations and essentially all of its government insured loans into the secondary market

The Bank and CFC offer adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. The Bank and CFC offer several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 1.0% to 2.0% and an overall limitation of 5.0% to 6.0%. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. Generally these ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. ARM loans held in the Bank’s portfolios do not permit negative amortization of principal and carry no prepayment restrictions. The retention of ARM loans in the Bank’s loan portfolios can help reduce the Company’s exposure to changes in interest rates. However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years borrower demand for ARM loans has been limited and the Bank has chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates. As a result ARM loans have represented only a very small portion of loans originated during this period.

Generally the Bank lends up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although ARM loans are normally restricted to not more than 90%. Higher loan-to-value ratios are available on certain government insured programs. The Bank generally requires private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.


Construction and Land Lending: The Bank invests a significant proportion of its loan portfolio in residential construction loans to professional home builders. To a lesser extent, the Bank also originates land loans and construction loans for commercial and multifamily real estate. At December 31, 2001, construction and land loans totaled $335.8 million (including $88.0 million of land or land development loans and $65.1 million of commercial and multifamily real estate construction loans), or 21.1% of total loans of the Company. Residential construction lending is a primary focus of the Bank’s subsidiary, CFC, and the Company’s largest concentration of construction and development loans is in the Portland/Vancouver market area. The Bank also has a significant amount of construction loans for properties in the Puget Sound region and in the Tri-Cities markets in Washington State.

Construction loans made by the Bank include both those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. The Bank monitors the number of unsold homes in its construction loan portfolio, and generally maintains the portfolio so approximately 25% of its construction loans are secured by homes for which there is a sale contract in place.

Construction and land lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does single-family permanent mortgage lending. Construction and land lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan is dependent on the builder’s ability to sell the property prior to the time that the construction loan is due. The Banks have sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices.

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

Loans for the construction of one- to four-family residences are generally made for a term of twelve months. The Bank’s loan policies include maximum loan-to-value ratios of up to 80% for speculative loans. Each individual speculative loan request is supported by an independent appraisal of the property and the loan file includes a set of plans, a cost breakdown and a completed specifications form. All speculative construction loans must be approved by senior loan officers

The Company regularly monitors the construction loan portfolio and the economic conditions and housing inventory in each of its markets and will decrease construction lending if it perceives there are unfavorable market conditions. The Company believes that the internal monitoring system in place mitigates many of the risks inherent in its construction lending.

To a lesser extent, the Bank makes land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land. In making land loans the Bank follows underwriting policies and disbursement procedures similar to those for construction loans. The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released.

Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate. At December 31, 2001, the Company’s loan portfolio included $79.0 million in multifamily and $363.6 million in commercial real estate loans. Multifamily and commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. In all multifamily and commercial real estate lending, the Bank considers the location, marketability and overall attractiveness of the properties. The Bank’s current underwriting guidelines for commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process the Bank assesses the borrowers’ willingness and ability to repay and the adequacy of the collateral.

Multifamily and commercial real estate loans originated by the Bank are both fixed and adjustable rate loans generally with intermediate terms of five to ten years. More recently originated multifamily and commercial loans are linked to various U.S. Treasury indices or certain prime rates. Rates on these adjustable-rate loans generally adjust annually after an initial period ranging from one to ten years. Rate adjustments for the more seasoned adjustable-rate loans in the portfolio predominantly reflect changes in the Federal Home Loan Bank (FHLB) National Monthly Median Cost of Funds index. The Bank’s commercial real estate portfolio consists of loans on a variety of property types including motels, nursing homes, office buildings, and mini-warehouses. Multifamily loans generally are secured by small to medium sized projects. At December 31, 2001 multifamily and commercial real estate loans comprised 27.8% of total loans of the Company.


Commercial Lending: The Bank has been active in small business lending, and to a lesser extent has engaged in agricultural lending. The Bank has sold most of its Small Business Administration (SBA) guaranteed loans into the secondary market on a servicing retained basis. Bank officers have devoted a great deal of effort to developing customer relationships and the ability to serve this type of borrower. It is management’s belief that many very large banks have in the past neglected small business lending, thus contributing to the Bank’s success. The Bank will continue to emphasize this segment of lending in its market areas. Management intends to leverage its past success and local decision making ability to continue to expand this market niche. In addition to providing higher yielding assets, it is anticipated that this type of lending will increase the deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant effort at the Bank and staffing is being increased in the areas of credit administration, business development, and loan and deposit operations.

Commercial loans may entail greater risk than do residential mortgage loans. Commercial loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, inventory and receivables which may not provide an adequate source of repayment on defaulted loans. In addition, commercial loans are dependent on the borrower’s continuing financial strength and management ability as well as market conditions for various products, services and commodities. For these reasons, commercial loans generally provide higher yields than residential loans but also require more administrative and management attention. Loan terms including the fixed or adjustable interest rate, the loan maturity and the collateral considerations vary significantly and are negotiated on an individual loan basis. At December 31, 2001, commercial loans totaled $270.0 million, or 17.0% of total loans of the Company.

The Bank underwrites its commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. The Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. All closely held business borrowers typically require personal guarantees by the principals.

The Bank’s commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.

Agricultural Lending: Agriculture is a major industry in many eastern Washington and Oregon locations. While not a large part of the portfolio, the Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. At December 31, 2001 agricultural loans, including collateral secured loans to purchase farm land and equipment totaled $76.5 million, or 4.8% of the loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. In the case of crops, consideration is given to projected yields and prices from each commodity. The interest rate is normally fully floating based on the prime rate as published in the Wall Street Journal, plus a negotiated margin of up to 2%. Because such loans are made to finance a farm or ranch’s annual operations, they are written on a one-year review and renewable basis. The renewal is dependent upon prior year’s performance and the forthcoming year’s projections as well as overall financial strength of the borrower. The Bank carefully monitors these loans and prepares monthly variance reports on income and expenses. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the expected income stream as well as the value of collateral used to secure the loans. Collateral generally consists of cattle or cash crops produced by the farm, such as grains, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa. In addition to considering cash flow and obtaining a blanket security interest in the farm’s cash crop, the Bank may also collateralize an operating loan with the farm’s operating equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

The Bank also originates loans to finance the purchase of farm equipment and will continue to pursue this type of lending in the future. Loans to purchase farm equipment are made for terms of up to seven years. Agricultural real estate loans primarily are secured by first liens on farmland and improvements thereon located in the Bank’s market area, to service the needs of the Bank’s existing customers. Loans are generally written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from 10 to 20 years. Such loans have interest rates that generally adjust at least every five years based typically upon a Treasury Index plus a negotiated margin. Fixed rate loans are granted on terms generally not to exceed five years with rates established at inception based on margins set above the current five year Treasury Note or another generally accepted index. In originating agricultural real estate loans, the Bank considers the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower’s past performance with the Bank and/or market area. Such loans generally are not made to start-up businesses but are generally reserved for profitable operations with substantial equity and a proven history.


Among the greatest and more common risks to agricultural lending can be weather conditions and disease. These risks can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be reduced by the use of set price contracts. Required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies.

In addition to the above mentioned risks, the Bank also considers management succession, life insurance and business continuation plans when evaluating agricultural loans.

Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. Consumer and other lending has traditionally been a small part of the Bank’s business with loans made primarily to accommodate its existing customer base. At December 31, 2001, the Company had $45.6 million, or 2.9% of its loans receivable, in outstanding consumer and other loans.

Similar to commercial loans, consumer loans often entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

Loan Solicitation and Processing: The Bank originates real estate loans by direct solicitation of real estate brokers, builders, depositors, and walk-in customers. Loan applications are taken by the Bank’s loan officers and are processed in each branch location. Most underwriting and all audit functions are performed by loan administration personnel at central locations. Applications for fixed-rate and adjustable-rate mortgages on one- to four-family properties are generally underwritten and closed based on Freddie Mac/Fannie Mae standards, and other loan applications are underwritten and closed based on the Bank’s own written guidelines.

Commercial and agricultural loans are solicited by loan officers by means of call programs focused on local businesses and farmers. While commercial loan officers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of the Bank or the Company.

Consumer loans are originated through various marketing efforts directed primarily toward existing deposit and loan customers of the Bank. Consumer loan applications may be processed at branch locations or by administrative personnel at the Bank’s main office.

Loan Originations, Sales and Purchases

The Company’s net loan portfolio grew $103.7 million or 7.0% during the year ended December 31, 2001 compared to $163.6 million of growth during the year ended December 31, 2000 and $205.5 million of growth in the nine months ended December 31, 1999 ($178.5 million excluding acquisitions). While the Company originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. For the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999, the Company originated, net of repayments, $346.3 million, $292.2 million and $272.7 million of loans, respectively.

In recent years, the Company generally has sold most of its 30-year fixed-rate one- to four-family residential mortgage loans and a portion of its SBA generated loans to secondary market purchasers as part of its interest rate risk management strategy. Proceeds from sales of loans by the Company for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 totaled $270.3 million, $135.7 million and $99.3 million, respectively. Sales of loans generally are beneficial to the Company since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. See “Loan Servicing.” At December 31, 2001, the Company had $43.2 million in loans held for sale.

The Company purchases whole loans and loan participation interests primarily during periods of reduced loan demand in their primary market. Any such purchases are made consistent with the Bank’s underwriting standards; however, the loans may be located outside of the Bank’s normal lending area. During the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999, the Company purchased $4.9 million, $12.0 million and $13.2 million, respectively, of loans and loan participation interests. For additional information concerning the Company’s loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2001 and 2000-Lending” and Tables 5, 6 and 6(a) contained therein.


Loan Servicing

General: The Bank receives fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At December 31, 2001, the Bank was servicing $224.0 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Bank receives the gross loan payment from individual borrowers, it remits to the investor a predetermined net amount based on the yield on that loan. The difference between the coupon on the underlying loan and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Bank retains certain amounts in escrow for the benefit of the lender for which the Bank incurs no interest expense but is able to invest the funds into earning assets. At December 31, 2001, the Bank held $4.4 million in escrow for its portfolio of loans serviced for others. The loan servicing portfolio at December 31, 2001 was composed primarily of $21.0 million of FNMA mortgage loans and $155.7 million of FHLMC mortgage loans. The remaining balance of the loan servicing portfolio at December 31, 2001, consisted of loans serviced for a variety of private investors. At December 31, 2001, the portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended December 31, 2001, $1.2 million of loan servicing fees, net of $574,000 of servicing rights amortization, were recognized in operations.

Asset Quality

Asset Quality: The Bank’s asset classification committee meets at least monthly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves. The committee reports to the Board of Directors quarterly as to the current status of classified assets and action taken in the preceding quarter. For additional information concerning the Bank’s asset classification of assets, see Item 7, “Managements Discussion and Analysis of Financial Condition at December 31, 2001 and 2000-Asset Quality.”

State and federal regulations require that the Bank reviews and classifies its problem assets on a regular basis. In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a significant possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

Non-performing Assets and Delinquencies.

Real Estate Loans: When a borrower fails to make a required payment when due, the Bank follows established collection procedures. The first notice is mailed to the borrower within ten to seventeen days after the payment due date and attempts to contact the borrower by telephone begin within five to ten days after the late notice is mailed to the borrower. If the loan is not brought current by the thirtieth day after the payment due date, the Bank will mail a second written notice to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Generally, for residential loans within 30 to 45 days into the delinquency procedure, the Bank notifies the borrower that home ownership counseling is available. In most cases, delinquencies are cured promptly; however, if after 90 days of delinquency no response has been received nor an approved reinstatement plan established, foreclosure according to the terms of the security instrument and applicable law is initiated. Interest income on loans after 90 days of delinquency is no longer accrued and the full amount of accrued and uncollected interest is reversed.

Commercial/Agricultural and Consumer Loans: When a borrower fails to make payments as required, a late notice is sent to the borrower. If payment is still not made the responsible loan officer is advised and contact is made by telephone or letter. Continuous follow-up contacts are attempted until the loan has been brought current. Generally, if the loan is not current within 45 to 60 days, action is initiated to take possession of the security. A small claims or lawsuit is normally filed on unsecured loans or deficiency balances at 90 to 120 days. Loans over 90 days delinquent, repossessions, loans in foreclosure and bankruptcy no longer accrue interest unless a satisfactory repayment plan has been agreed upon, the loan is a full recourse contract or fully secured by a deposit account. For additional information concerning the Bank’s non-performing assets, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2001 and 2000—Non-Performing Assets and Delinquencies” and Table 10 contained therein.


Allowance for Loan Losses

General: In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Bank maintains an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines. The Bank has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company’s income. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves. The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.

At December 31, 2001, the Company had an allowance for loan losses of $17.6 million which represented 1.10% of net loans and 97% of non-performing loans compared to 1.03% and 183%, respectively, at December 31, 2000. For additional information concerning the Company’s allowance for loan losses, see Item 7, “Managements Discussion and Analysis of Financial Condition-Comparison of Results of Operations for the Years ended December 31, 2001 and 2000-Provision and Allowance for Loan Losses,” Tables 11 and 12 contained therein.

Investment Activities

Under Washington and Oregon state law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political sub-divisions. The investment policies of the Bank are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Bank’s policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities includes those issued or guaranteed by FHLMC, FNMA, Government National Mortgage Association (GNMA) and privately-issued collateralized mortgage-backed securities that have an AA credit rating or higher. A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Bank’s investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s market value.

At December 31, 2001, the Company’s consolidated investment portfolio totaled $316.7 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management’s projections as to the demand for funds to be used in the Bank’s loan originations, deposits and other activities. During the year ended December 31, 2001 investments and securities decreased by $9.8 million. Holdings of mortgage-backed securities increased $13.1 million and U.S. Treasury and agency obligations decreased $10.1 million. Ownership of corporate and other securities decreased $8.4 million. Municipal bonds decreased $4.4 million.

For a detailed discussion of the Company’s investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2001 and 2000-Investments.”

For information regarding the Company’s consolidated portfolio of securities classified as available for sale and held to maturity, see Tables 1 and 2 contained in Item 7, “Management’s Discussion and Analysis of Financial Condition.”

For information regarding the maturity or period to repricing of the Company’s consolidated portfolio of securities available for sale, see Table 3 contained in Item 7, “Managements Discussion and Analysis of Financial Condition.”

For information regarding the maturity or period to repricing of Company’s consolidated portfolio of securities held to maturity, see Table 4 contained in Item 7, Managements Discussion and Analysis of Financial Condition.”

Off Balance Sheet Derivatives: Derivatives include “off balance sheet” financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include “forwards,” “futures,” “options” or “swaps.” The Company generally has not invested in “off balance sheet” derivative instruments, although investment policies authorize such investments. On December 31, 2001 the Company had no investment related off balance sheet derivatives and no outstanding commitments to purchase or sell securities.


Deposit Activities and Other Sources of Funds

General: Deposits, FHLB advances (or borrowings) and loan repayments are the major sources of the Bank’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

The Bank competes with other financial institutions and financial intermediaries in attracting deposits. Competition from mutual funds has been particularly strong in recent years due to the performance of the stock market. In addition, there is strong competition for savings dollars from commercial banks, credit unions, and nonbank corporations, such as securities brokerage companies and other diversified companies, some of which have nationwide networks of offices.

Deposit Accounts: Deposits generally are attracted from within the Bank’s primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, the Bank considers currents market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns. At December 31, 2001, the Bank had $1.3 billion of deposits including $485.6 million of transaction and savings accounts and $810.2 million in time deposits, of which $494.5 million had original maturities of one year or longer. For additional information concerning the Bank’s deposit accounts, see item 7, “Management’s Discussion and Analysis of Financial Condition-Comparison of financial Condition at December 31, 2001 and 2000-Deposit Accounts.” See also Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts offered by the Bank, and Table 8, which sets forth the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2001.

Borrowings: While deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes, the Bank also uses borrowing to supplement is supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage its capital position. The FHLB-Seattle serves as the Company’s primary borrowing source. At December 31, 2001, the Company had $501.9 million of combined borrowings from FHLB-Seattle at a weighted average rate of 5.68%. At December 31, 2001 the Company, on a combined basis, has been authorized by the FHLB-Seattle to borrow up to $837.6 million under a blanket floating lien security agreement. Additional short-term funds can also be obtained through $28.0 million in commercial banking credit lines. At December 31, 2001 the Company had no short-term funds outstanding. For additional information concerning the Company’s borrowings from the FHLB-Seattle, see Item 7, “Management’s Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2001 and 2000-Borrowings” and Table 9 contained therein.

The Bank also uses retail repurchase agreements due generally within 90 days as a source of funds. At December 31, 2001, retail repurchase agreements totaling $16.9 million with a weighted average interest rate of 2.75% were secured by a pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a market value of $13.1 million.

The Bank also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds Bank securities while it continues to receive the principal and interest payments from the security. The Bank’s outstanding borrowings at December 31, 2001, under wholesale repurchase agreements totaled $59.8 million with a weighted average rate of 2.34% and were collateralized by mortgage-backed securities with a fair value of $64.1 million.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” contained in Item 7 therein and Notes 10, 11 and 12 of the Notes to the Consolidated Financial Statements contained in Item 8 therein.

Personnel

As of December 31, 2001, the Company had 552 full-time and 89 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Taxation

Federal Taxation

General: For tax reporting purposes, the Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The Company and the Bank are subject to federal income taxation in the same manner as other corporations with some exceptions including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank. Reference is made to Note 13 of the Notes to the Consolidated Financial Statements contained in Item 7 of this Form 10-K for additional information concerning the income taxes payable by the Bank.

Provisions of the Small Business Job Protection Act of 1996 (the “Job Protection Act”) significantly altered the Company’s tax bad debt


deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows thrifts to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income. The tax liability for this recapture is included in the Consolidated Financial Statements contained in Item 8 therein.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company’s tax bad debt reserves subject to recapture in these circumstances approximates $5.3 million at December 31, 2001. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired business. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

Corporate Alternative Minimum Tax: The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which the corporation’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million was imposed on corporations, including the Banks, whether or not an Alternative Minimum Tax (“AMT”) is paid.

Dividends-Received Deduction and Other Matters: The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

There have not been any IRS audits of the Company’s or the Bank’s federal income tax returns during the past five years.

State Taxation

Washington Taxation: The Company and the Bank are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax. The Company’s B&O tax expense was $1.2 million and $1.1 million for 2000 and 2001, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax. The Company’s operations in those states resulted in corporate income taxes of approximately $320,000 and $281,000 (net of federal tax benefit) for 2001 and 2000, respectively. As the Company’s operations in these states increase, the state income tax provision will have an increasing effect on the Company’s effective tax rate and results of operations.

Environmental Regulation

The business of the Company is affected from time to time by federal and state laws and regulations relating to hazardous substances. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect the Company both as an owner of branches and other properties used in its business and as a lender holding a security interest in property which is found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect the Company’s decision of whether or not to foreclose on a property. Before foreclosing on commercial real estate, it is the Company’s general policy to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause the Company to elect not to foreclose on the property, thereby reducing the Company’s flexibility in handling the loan.


Competition

The Bank encounters significant competition both in attracting deposits and in originating real estate loans. The Bank’s most direct competition for deposits has come historically from other commercial and savings banks, savings associations and credit unions in their market areas. The Bank also experiences competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles. The Bank expects continued strong competition from such financial institutions and investment vehicles in the foreseeable future. The ability of the Bank to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk of loss of principal, convenience of locations and other factors. The Bank competes for deposits by offering depositors a variety of deposit accounts and financial services at competitive rates, convenient business hours, and a high level of personal service and expertise.

The competition for loans comes principally from commercial banks, loan brokers, mortgage banking companies, savings banks and credit unions. The competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Bank’s market areas as well as the increased efforts by commercial banks and credit unions to expand mortgage loan originations.

The Bank competes for loans primarily through offering competitive rates and fees and providing excellent services to borrowers and home builders. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets.

Regulation

The Bank

General: As a state-chartered, federally insured commercial bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and state banking regulators and files periodic reports concerning its activities and financial condition with its regulators. The Bank’s relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank has authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

State Regulation and Supervision: The Bank is subject to the applicable provisions of Washington, Oregon and Idaho law and regulations. State law and regulations govern the Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Bank is subject to periodic examination and reporting requirements by and of state banking regulators.

Deposit Insurance: The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

Banner Bank’s accounts are insured by both the BIF and the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution’s capital—“well capitalized,” “adequately capitalized,” and “undercapitalized”—which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications.

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For BB this amount is currently equal to about 1.90 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured


for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

Prompt Corrective Action: Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2001, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

Capital Requirements: FDIC regulations recognize two types or tiers of capital: core (“Tier 1”) capital and supplementary (“Tier 2”) capital. Tier 1 capital generally includes common stockholders’ equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may in included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios. The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight—0%, 20%, 50% or 100%--based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect a bank’s financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for the bank is greater than the minimum standards established in the regulation.

The Company believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.


For additional information concerning the Bank’s capital, see Note 17 of the Notes to the Consolidated Financial Statements contained in Item 7 of this Form 10-K.

Activities and Investments of Insured State-Chartered Banks: Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Federal law provides that an insured state-chartered bank may not, directly or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Federal Reserve System: The Federal Reserve Board requires, under Regulation D, reserves on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $35.6 million of transaction accounts, of which the first $5.7 million is exempt, and 10% on the remainder. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of December 31, 2001, the Bank met its reserve requirements.

Affiliate Transactions: The Company and the Bank are legal entities separate and distinct. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an “affiliate”), generally limiting such transactions with the affiliate to 10% of the Bank’s capital and surplus and limiting all such transactions to 20% of the Bank’s capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

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

Community Reinvestment Act: The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank’s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

Dividends: Dividends from the Bank constitute the major source of funds for dividends paid by the Company. The amount of dividends payable by the Bank to the Company will depend upon the Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies.

Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.


The Company

General: The Company, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. The Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The Act modernizes the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

(a)	repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;
(b)	provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;
(c)	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;
(d)	provided an enhanced framework for protecting the privacy of consumer information;
(e)	adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;
(f)	modified the laws governing the implementation of the Community Reinvestment Act; and
(g)	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Interstate Banking and Branching. The Federal Reserve must approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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


permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

Dividends: The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

The Company’s total risk based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 2001 the Company’s total risk based capital was 11.57% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 10.36% of risk-weighted assets.

Stock Repurchases. Bank holding companies, except for certain “well-capitalized” and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

At its October, 2001 meeting, the Board of Directors authorized the repurchase of up to 5% (approximately 600,000 shares) of the Company’s outstanding common stock over a twelve month period. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. During the year ended December 31, 2001, the Company repurchased 569,166 shares of its common stock, compared to the repurchase of 393,673 shares of common stock under the prior plan during the comparable prior year period. As of December 31, 2001, the Company has repurchased a total of 3,857,089 shares.


MANAGEMENT PERSONNEL

Executive Officers

The following table sets forth information with respect to the executive officers of the Company as of December 31, 2001.

Name	Age (1)	Position with Company	Position with Bank
Gary Sirmon	58	Chief Executive Officer, President and Director	Chief Executive Officer and Director
Lloyd W. Baker	53	Executive Vice President, Chief Financial Officer	Executive Vice President and Chief Financial Officer
Michael K. Larsen	59	Executive Vice President, Chief Lending Officer	Executive Vice President and Chief Lending Officer
Cynthia D. Purcell	44	Executive Vice President, Chief Operating Officer	Executive Vice President and Chief Operating Officer
Jesse G. Foster	63	Director	Executive Vice President, and Director
S. Rick Meikle (2)	54	Director	President and Director
D. Michael Jones (3)	59	Director	President, Chief Executive Officer and Director

(1)  As of December 31, 2001.
(2)  Mr. Meikle resigned his position with the Company and the Bank effective January 31, 2002.
(3)  Mr. Jones joined the Company and the Bank as of February 11, 2002.

Biographical Information

Set forth is certain information regarding the executive officers of the Company, directors or executive officers. There are no family relationships among or between the directors or executive officers.

Gary Sirmon is Chief Executive Officer, President and a Director of the Company and a Director of Banner Bank. He joined FSBW (now Banner Bank) in 1980 as an executive vice president and served as its Chief Executive Officer from 1982 until February11, 2002.

Lloyd W. Baker is Executive Vice President and Chief Financial Officer of the Company and the Bank. He joined FSBW (now Banner Bank) in 1995 as a Vice President.

Michael K. Larsen is Executive Vice President and Chief Lending Officer of the Bank and is an Executive Vice President of the Company. He joined FSBW (now Banner Bank) in 1981.

Cynthia D. Purcell is Executive Vice President and Chief Operating Officer of the Company and the Bank. She joined IEB (now Banner Bank) in 1981.

Jesse G. Foster is the Executive Vice President and a Director of the Company. He joined IEB (now Banner Bank) in 1962.

S. Rick Meikle is President and a Director of the Bank and a Director of the Company. He helped form TB (now Banner Bank) in 1991. Mr. Meikle resigned his positions with the Company and the Bank effective January 31, 2002.

D. Michael Jones is the President and Chief Executive Officer of Banner Bank and a Director of the Company and the Bank. He joined Banner Bank February 11, 2002 following an extensive career in banking, finance and accounting. Mr. Jones is a Certified Public Accountant (Inactive) and served as President and Chief Executive Officer from 1996 to 2001 of Source Capital Corporation, a lending company in Spokane, Washington. From 1987 to 1995, Mr. Jones served as President of West One Bancorp, a large regional banking franchise based in Boise, Idaho.


Item 2 - Properties

The Company’s home office, which is owned by the Company, is located in Walla Walla, Washington. As of January 1, 2002 the Bank has, in total, 39 branch offices, located in Washington, Oregon and Idaho. These offices are located in the cities of Walla Walla (4), Kennewick (2), Richland, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee, Dayton, Bellingham, Ferndale, Lynden, Blaine, Point Roberts, Spokane, Woodinville, Bothell, Everett, Kirkland, Bellevue, Redmond, Renton and Seattle, Washington, Hermiston, Pendleton (2), Umatilla, Boardman and Stanfield, Oregon and Lewiston (2), Idaho. Of these offices, 19 are owned by the Company and 20 are leased. The leases expire from 2002 through 2010. In addition to these, the Bank has five leased loan production offices in Bothell, Puyallup, Bellingham and Oak Harbor, Washington and Condon, Oregon plus it leases two administration offices in Walla Walla and one in Woodinville, Washington. Community Financial Corporation (CFC), the wholly owned subsidiary of the Bank, located in Lake Oswego, Oregon, leases space to operate it’s two loan production offices in Lake Oswego, Oregon and Vancouver, Washington. The leases expire from 2002 through 2010. The Company’s net investment in its offices, premises, equipment and leaseholds was $18.2 million at December 31, 2001.

Item 3 - Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Bank, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Company and the Bank are not a party to any pending legal proceedings that they believe would have a material adverse effect on the financial condition or operations of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

None


Part II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Listing

The Company’s common stock is traded over-the-counter on The Nasdaq Stock Market® under the symbol “BANR” and newspaper stock tables list the company as “Banner Corp.” Stockholders of record at December 31, 2001 totaled 1,049. This total does not reflect the number of persons or entitles who hold stock in nominee or “street” name through various brokerage firms. The following tables show the reported high and low sale prices of the Company’s common stock for the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999.

Year Ended December 31, 2001	High	Low	Cash Dividend Declared
First quarter	$17.00	$15.06	$0.140
Second quarter	23.10	16.00	0.140
Third quarter	22.90	15.15	0.140
Fourth quarter	20.08	15.85	0.140

Year Ended December 31, 2000	High	Low	Cash Dividend Declared
First quarter (1)	$16.59	$11.93	$0.127
Second quarter (1)	15.91	11.70	0.127
Third quarter (1)	14.87	11.99	0.127
Fourth quarter	15.25	12.94	0.140
Nine Months Ended December 31, 1999 (1)	High	Low	Cash Dividend Declared
First quarter	$20.00	$16.42	$0.109
Second quarter	18.18	15.85	0.109
Third quarter	17.50	13.41	0.109

        (1) Restated to reflect 10% stock dividend granted in November, 2000 see Note 2 to of the Notes to the Consolidated Financial Statements contained in Item 8 therein.


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

FINANCIAL CONDITION DATA:	At December 31			At March 31 (2)
(In thousands)	2001	2000	1999	1999	1998
Total assets	$2,087,094	$1,982,831	$1,820,110	$1,631,900	$1,154,072
Loans receivable, net	1,575,425	1,471,769	1,308,164	1,102,669	756,917
Cash and securities (1)	384,403	393,871	406,886	436,679	345,142
Deposits	1,295,811	1,192,715	1,078,152	950,848	602,522
Borrowings	578,697	581,636	548,179	486,719	389,272
Stockholders' equity	192,340	193,795	179,173	183,608	150,184
Shares outstanding excluding unearned, restricted shares held in ESOP	11,057	11,372	11,591	11,992	11,176

OPERATING DATA:	For the Years Ended December 31			For the 9-month period Ended December 31		For the Years Ended March 31 (2)
(In thousands)	2001	2000	1999	1999	1998	1999	1998
			(Unaudited)		(Unaudited)
Interest income	$157,666	$158,298	$131,502	$101,032	$81,822	$112,292	$85,147
Interest expense	85,944	89,594	69,360	53,201	44,283	60,442	46,651
Net interest income	71,722	68,704	62,142	47,831	37,539	51,850	38,496
Provision for loan losses	13,959	2,867	2,516	1,885	2,210	2,841	1,628
Net interest income after provision for loan losses	57,763	65,837	59,626	45,946	35,329	49,009	36,868
Gains from sale of:
Loans	4,575	2,517	1,989	1,157	2,052	2,884	1,377
Securities	687	63	6	2	7	11	2
Other operating income	8,203	6,671	5,617	4,356	3,297	4,558	3,341
Other operating expenses	59,636	46,502	39,873	30,522	22,394	31,745	21,020
Income before provision for income taxes	11,592	28,586	27,365	20,939	18,291	24,717	20,568
Provision for income taxes	4,142	10,238	10,467	8,070	6,880	9,277	7,446
Net income	$ 7,450	$ 18,348	$ 16,898	$ 12,869	$ 11,411	$ 15,440	$ 13,122
PER SHARE DATA: (3)	For the Years Ended December 31			For the 9-month period Ended December 31		For the Years Ended March 31 (2)
(In thousands)	2001	2000	1999	1999	1998	1999	1998
			(Unaudited)		(Unaudited)
Net income: Basic	$ 0.67	$ 1.62	$ 1.46	$ 1.12	$ 0.99	$ 1.33	$ 1.18
Diluted	0.64	1.60	1.41	1.09	0.94	1.27	1.13
Stockholders' equity (4)	17.40	17.04	15.46	15.46	14.72	15.31	13.44
Cash dividends	0.56	0.52	0.44	0.33	0.24	0.35	0.25
Dividend payout ratio (diluted)	87.50%	32.63%	30.92%	30.25%	25.00%	27.14%	21.60%

(footnotes on following page)


KEY FINANCIAL RATIOS: (5)	For the Years Ended December 31			For the 9-month period Ended December 31		For the Years Ended March 31 (2)
(In thousands)	2001	2000	1999	1999	1998	1999	1998
			(Unaudited)		(Unaudited)
Performance Ratios:
Return on average assets (6)	0.36%	0.95%	1.00%	0.99%	1.09%	1.08%	1.21%
Return on average equity (7)	3.78	9.96	9.38	9.49	8.86	8.91	8.70
Average equity to average assets	9.64	9.58	10.65	10.44	12.35	12.07	13.86
Interest rate spread (8)	3.52	3.49	3.63	3.64	3.42	3.45	3.13
Net interest margin (9)	3.73	3.77	3.90	3.91	3.81	3.83	3.68
Non-interest income to average assets	0.66	0.48	0.45	0.42	0.51	0.52	0.43
Non-interest expense to average assets	2.92	2.42	2.36	2.35	2.15	2.21	1.93
Efficiency ratio (10)	70.01	59.65	57.16	57.22	52.21	53.53	48.64
Average interest-earning assets to interest-bearing liabilities	104.89	105.67	106.27	106.01	108.76	108.30	112.53
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.10	1.03	1.02	1.02	1.10	1.10	1.03
Net charge-offs as a percent of average outstanding loans during the period	0.75	0.06	0.10	0.09	0.10	0.14	0.08
Non-performing assets as a percent of total assets	1.01	0.59	0.48	0.48	0.37	0.57	0.20
Ratio of allowance for loan losses to non-performing loans (11)	0.97	1.83	2.67	2.67	3.30	1.60	5.53
Consolidated Capital Ratio:
Tier 1 leverage capital ratio	7.71	8.25	8.39	8.39	9.82	9.44	12.17
(1)	Includes securities available for sale and held to maturity.
(2)	Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications have affected certain ratios for the prior periods. The effect of such reclassifications is immaterial.
(3)	Per share data have been adjusted for the 10% stock dividend paid in August 1998 and November 2000.
(4)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(5)	Ratios are annualized.
(6)	Net income divided by average assets.
(7)	Net income divided by average equity.
(8)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(9)	Net interest income before provision for loan losses as a percent of average interest-earning assets.
(10)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(11)	Non-performing loans consist of nonaccrual and 90 days past due loans.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis (MD&A) and other portions of this report contain certain “forward-looking statements” concerning the future operations of the Company. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward-looking statements” contained in this report and our Annual Report. We have used “forward-looking statements” to describe future plans and strategies, including our expectations of the Company’s future financial results. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, competition, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services and the Company’s ability to successfully resolve the outstanding credit issues and recover check kiting losses. Accordingly, these factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any “forward-looking statements.”

General

Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB, or the Bank). Prior to the consolidation and name change, which occurred on October 30, 2000, the Company’s subsidiaries included First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank (TB) (together, the Banks). From October 30, 2000 until September 1, 2001, the Company’s subsidiaries were Banner Bank and Banner Bank of Oregon (BBO) (formerly IEB). As of December 31, 2001, BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and, as of January 1, 2002, its 39 branch offices and six loan production offices located in 18 counties in Washington, Idaho and Oregon. Prior to merging with FSBW on October 30, 2000, TB was a Washington-chartered commercial bank and its deposits were insured by the FDIC under BIF. As of October 30, 2000, TB conducted business from seven full service branches in the Seattle, Washington, metropolitan area. An eighth Seattle area office opened in November 2000. Prior to merging with BB on September 1, 2001, BBO was an Oregon-chartered commercial bank whose deposits were insured by the FDIC under BIF. BBO conducted business from its main office in Hermiston, Oregon, and its six branch offices and one loan production office located in northeast Oregon. The Company completed its merger of BBO with and into BB as of September 1, 2001.

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR’s interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR’s net interest income increased for the year ended December 31, 2001 compared to the prior year, reflecting a three basis point increase in the interest rate spread and growth in interest-bearing assets and liabilities. The net interest margin, on the other hand, decreased four basis points for the year ended December 31, 2001, when compared to the prior year, as the improved interest rate spread was offset by the increased use of interest-bearing liabilities relative to interest-earning assets. While the Company’s net interest margin declined four basis points for the year ended December 31, 2001, net interest income for the year increased from the prior year as a result of the significant asset and liability growth that occurred at BANR. BANR’s net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses increased sharply for the year ended December 31, 2001, compared to the prior year. As explained more fully below and in Note 2 of the Notes to the Consolidated Financial Statements, much of this increase reflects impaired loans associated with a former senior commercial loan officer that had been manipulated to conceal credit weaknesses. Other operating income increased significantly for the year ended December 31, 2001, largely as a result of increased gain on the sale of loans, although other non-interest revenues also increased. Other operating expenses also increased significantly for the year ended December 31, 2001, compared to the prior year. As explained below and in Note 2 of the Notes to the Consolidated Financial Statements, non-interest expenses for the year ended December 31, 2001, included a check kiting loss of $8.1 million. Other operating expenses (excluding the check kiting losses) also increased compared to the year earlier amounts, reflecting the continued growth of the Company and costs associated with conversion of the Company’s core data processing system.

Management’s discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements.

During May 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. For discussion and analysis purposes, the years ended December 31, 2001 and 2000 are compared to the unaudited year ended December 31, 1999.


Recent Developments and Significant Events

Restatement of Financial Statements: As explained in Note 2 of the Notes to the Consolidated Financial Statement, on September 17, 2001, Banner Corporation announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer of Banner Bank, as well as activities designed to conceal credit weaknesses of several loan customers. Upon further review, the Company determined that it would be necessary to file amended quarterly reports on Form 10-Q/A for each of the quarters ended March 31, 2001 and June 30, 2001, to recognize charges in those periods which appropriately reflect the timing of losses incurred as a result of the check kiting and credit manipulation activities. The Company also recorded charges in the quarters ended September 30, 2001 and December 31, 2001, as a result of these irregularities and recently announced that it expects to record an additional $1.9 million charge in the quarter ended March 31, 2002. (See Note 2 for additional details.)

Name Change/Consolidation of Banking Operations: On October 30, 2000, First Washington Bancorp, Inc. (FWWB) changed its name to Banner Corporation in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank (TB) merged with First Savings Bank of Washington (FSBW), FSBW converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank and changed its name, along with the names of its divisions, Whatcom State Bank (WSB) and Seaport Citizens Bank (SCB), to Banner Bank. At the same time, Inland Empire Bank (IEB) changed its name to Banner Bank of Oregon (BBO). The combination was designed to strengthen the Company by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. The Banks adopted one name, Banner Bank, and were united under the leadership of an experienced management team. The same ten individuals became members of the Board of Directors of the Company and each of the Banks. Final integration of all data processing into a common system was completed by December 31, 2001. In light of the Gramm-Leach-Bliley financial modernization legislation, the Company initially chose to retain a separate charter for Banner Bank of Oregon (formerly IEB) and to operate two banking subsidiaries. However, with release of the FHLB’s implementing procedures, including rules expanding eligible collateral for members not qualifying as community financial institutions, the Company determined that the potential benefits of additional borrowing capacity were not as substantial as the efficiencies it would derive by operating under a single bank charter. Therefore, the Company merged BB and BBO on September 1, 2001, with BB, the surviving entity, operating as a Washington state-chartered commercial bank.

Declaration of 10% Stock Dividend: On October 19, 2000, BANR’s Board of Directors declared a 10% stock dividend payable November 10, 2000 to shareholders of record on October 31, 2000. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

Mortgage Lending Subsidiary: On April 1, 2000, BB opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, with John Satterberg as President. Primary lending activities for CFC are in the area of construction and permanent financing for one- to four-family residential dwellings. CFC, an Oregon corporation, functions as a wholly owned subsidiary of Banner Bank. BB capitalized CFC with $2 million of equity capital and provides funding support for CFC’s lending operations.

Acquisition of Oregon Business Bank: On January 1, 2002, the Company completed the acquisition of Oregon Business Bank (OBB). BB paid $10.0 million in cash for all the outstanding common shares of OBB, which was headquartered in Lake Oswego, Oregon. As a result of the merger of OBB into BB, OBB operates as a division of BB. The acquisition was accounted for as a purchase and resulted in the recording of $4.7 million of costs in excess of the fair value of OBB’s net assets acquired (goodwill). In addition an estimated $714,000 of core deposit intangibles was recorded which will be amortized on an accelerated basis over a five-year period resulting in a first-year charge to earnings of $286,000. Opened in 1999, OBB was an Oregon state-chartered community bank which had, before recording of purchase accounting adjustments, approximately $39 million in total assets, $33 million in deposits, $33 million in loans, and $4.7 million in shareholders’ equity at December 31, 2001. OBB operates one full service branch in Lake Oswego, Oregon.

Recently Issued Accounting Standards: In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which applies to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for using the purchase method of accounting; the use of the pooling-of-interests method is no longer permitted. The purchase method of accounting requires goodwill to be measured as the excess of the cost of an acquired entity over the estimated fair value of net amounts assigned to assets acquired and liabilities assumed. This statement also addressees the disclosures required in the financial statements pertaining to business combinations. The provisions of this statement did not have a material effect on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation which compares the implied fair value of goodwill to its carrying amount must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The Company adopted this statement on January 1, 2002. The adoption of this statement is expected to have a material impact on the Company’s results of operations. Goodwill will no longer be amortized, which will reduce other operating expenses by an estimated $793,000 per quarter, or $3.2 million a year, with a corresponding increase in net income, although goodwill will need to be evaluated for impairment at least annually.


In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. The statement became effective January 1, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Bank.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the methodology for the determination of our allowance for loan and lease losses, the valuation of goodwill, and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management’s Discussion and Analysis and in Note 1 of the Notes to the Consolidated Financial Statements included herein. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Comparison of Financial Condition at December 31, 2001 and 2000

General: Total assets increased $104.3 million, or 5.3%, from $1.983 billion at December 31, 2000, to $2.087 billion at December 31, 2001. The growth largely resulted from an increase in loans receivable and was funded primarily with deposit growth. This growth represented a continuation of management’s plans to further leverage BANR’s capital and reflects the economic conditions in the markets where BANR operates. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $103.7 million, or 7.0%, from $1.472 billion at December 31, 2000, to $1.575 billion at December 31, 2001. The increase in net loans included a $13.8 million increase in residential mortgages, a decrease of $7.8 million in mortgages secured by commercial and multifamily real estate, an increase of $64.5 million in construction and land loans and an increase of $35.3 million in non-mortgage loans such as commercial, agricultural and consumer loans. These increased balances reflect the Company’s continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in construction, land development, and commercial loans. While these loans are inherently of higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with borrowers than most residential mortgages. The Company also had an increase of $6.1 million in bank owned life insurance as a result of the purchase of $5.0 million of new policies and the growth of cash surrender values on both new and existing policies. The majority of the increase in assets was funded by a growth in deposits. Asset growth was also funded by net income from operations. Deposits grew $103.1 million, or 8.6%, from $1.193 billion at December 31, 2000, to $1.296 billion at December 31, 2001. Non-interest-bearing deposits increased $40.0 million, or 28.4%, while interest-bearing deposits increased by $63.1 million, or 6.0% from the prior year-end amounts. FHLB advances decreased $5.1 million from $507.1 million at December 31, 2000, to $502.0 million at December 31, 2001. Other borrowings, primarily reverse repurchase agreements with securities dealers, increased $2.2 million, from $74.5 million at December 31, 2000, to $76.7 million at December 31, 2001. Securities available for sale and held to maturity decreased $9.8 million, or 3.0%, from $326.5 million at December 31, 2000, to $316.7 million at December 31, 2001, as a result of principal repayments and the sale of certain securities. FHLB stock increased $2.0 million as a result of dividends paid by the FHLB in the form of additional shares of stock.

Investments: At December 31, 2001, the Company’s consolidated investment portfolio totaled $316.7 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management’s projections as to the demand for funds to be used in the Bank’s loan originations, deposits and other activities. During the year ended December 31, 2001 investments and securities decreased by $9.8 million. Holdings of mortgage-backed securities increased $13.1 million and U.S. Treasury and agency obligations decreased $10.1 million. Ownership of corporate and other securities decreased $8.4 million. Municipal bonds decreased $4.4 million.


Mortgage-Backed Obligations: The Company’s mortgage-backed securities generally are collateralized by loans on one- to four-family residential real estate. The average life of a mortgage-backed security is usually less than its stated maturity due to principal amortization and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgage loans exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company’s mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgage loans or mortgage-backed securities underlying CMOs or REMICs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs and REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. At December 31, 2001 the Company held CMOs and REMICs with a net carrying value of $140.1 million, including $45.9 million of privately issued CMOs.

At December 31, 2001, net mortgage-backed securities including CMOs and REMICs totaled $207.2 million, or 9.9% of total assets. At December 31, 2001, 37.9% of the mortgage-backed securities were adjustable-rate and 62.1% were fixed-rate. The estimated fair value of the Company’s mortgage-backed securities at December 31, 2001, was $207.3 million, which is $1.5 million higher than the amortized cost of $205.8 million. At December 31, 2001, the Company’s portfolio of mortgage-backed securities had a weighted average coupon rate of 5.96%. The estimated weighted average remaining life of the portfolio was 3.3 years based on the latest three months’ “constant prepayment rate” (CPR) or the most recent CPR if less than three months history was available.

Municipal Bonds: The Company’s tax exempt municipal bond portfolio, which at December 31, 2001, totaled $23.7 million at estimated fair value ($23.2 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various authorities, hospitals, water and sanitation districts located in the states of Washington and Oregon. At December 31, 2001, general obligation bonds and revenue bonds had total estimated fair values of $12.0 million and $11.7 million, respectively. The Company also has taxable revenue bonds as of December 31, 2001 totaling $6.3 million at estimated fair value ($6.4 million at amortized cost). Many of the Bank’s qualifying municipal bonds are not rated by a nationally recognized credit rating agency (e.g., Moody’s or Standard and Poor’s) due to their smaller size. At December 31, 2001, the Company’s municipal bond portfolio had a weighted average maturity of approximately 9.8 years and an average coupon rate of 6.27%. The largest security in the portfolio was an industrial revenue bond issued by the City of Kent, Washington, with an amortized cost of $3.3 million and a fair value of $3.3 million.

Corporate Bonds: The Company’s corporate bond portfolio, which totaled $21.8 million at fair value ($23.0 million at amortized cost) at December 31, 2001, was composed principally of short and long-term fixed-rate and adjustable-rate capital securities issued by financial institutions. At December 31, 2001, the portfolio had a weighted average maturity of 26.0 years and a weighted average coupon rate of 6.44%.

U.S. Government and Agency Obligations: The Company’s portfolio of U.S. Government and agency obligations had a fair value of $51.3 million ($50.5 million at amortized cost) at December 31, 2001, a weighted average maturity of 3.0 years and a weighted average coupon rate of 5.39%. Many of the U.S. Government and agency obligations owned by the Company include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

Asset-backed Securities: The Company has invested a small portion of its investment portfolio in asset-backed securities collateralized by equipment lease contracts. At December 31, 2001 the investment totaled $2.9 million at fair value ($2.9 at amortized cost), was yielding 8.66%, and matures in 2004.


The following tables set forth certain information regarding carrying values and percentage of total carrying values, of the Company’s consolidated portfolio of securities classified as available for sale, carried at estimated fair market value, and held to maturity, carried at amortized cost (in thousands):

	At December 31						At March 31
Table 1: Securities Available for Sale	2001		2000		1999		1999
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government Treasury and agency obligations	$51,285	16.99%	$ 61,425	19.89%	$ 58,868	16.90%	$ 56,518	15.61%
Municipal bonds:
Taxable	5,173	1.71	5,115	1.66	4,751	1.36	2,833	0.78
Tax exempt	21,569	7.15	25,773	8.35	30,585	8.78	32,259	8.91
Corporate bonds	14,827	4.91	20,435	6.62	21,564	6.19	24,335	6.72
Equities	3,558	1.17	3,969	1.28	3,769	1.08	3,441	0.95
Mortgage-backed or related securities:
Mortgage-backed securities:
GNMA	37,903	12.56	16,642	5.39	18,306	5.26	22,508	6.22
FHLMC	1,544	0.51	3,044	0.98	3,324	0.95	3,502	0.97
FNMA	17,888	5.93	5,365	1.74	5,452	1.57	6,841	1.89
Other	8,000	2.65	--	--	--	--	--	--
Total mortgage-backed securities	65,335	21.65	25,051	8.11	27,082	7.78	32,851	9.08
Mortgage-related securities
CMOs-agency backed	94,184	31.21	111,963	36.26	141,333	40.57	150,438	41.56
CMOs-non-agency	45,916	15.21	55,067	17.83	60,395	17.34	59,346	16.39
Total mortgage-related securities	140,100	46.42	167,030	54.09	201,728	57.91	209,784	57.95
Total	205,435	68.07	192,081	62.20	228,810	65.69	242,635	67.03
Total securities available for sale	$301,847	100.00%	$308,798	100.00%	$348,347	100.00%	$362,021	100.00%

Table 2: Securities Held to Maturity
Municipal bonds:
Taxable	$ 1,100	7.42%	$ 997	5.63%	$ 1,096	7.96%	$ --	-- %
Tax exempt	2,104	14.19	2,438	13.76	1,613	11.71	1,991	92.39
Corporate bonds	7,000	47.21	7,000	39.51	4,000	29.05	--	--
Mortgage-backed securities:
FHLMC certificates	1,062	7.16	1,992	11.24	1,196	8.69	--	--
FNMA certificates	688	4.64	--	--	--	--	--	--
Total mortgage-backed securities	1,750	7.39	1,992	11.24	1,196	8.69	--	--
CMOs-agency backed	--	--	--	--	--	--	164	7.61
Asset-backed securities	2,874	19.38	5,290	29.86	5,865	42.59	--	--
Total	$14,828	100.00%	$17,717	100.00%	$13,770	100.00%	$ 2,155	100.00%
Estimated market value	$14,902		$18,269		$13,716		$ 2,235


The following table shows the maturity or period to repricing of the Company’s consolidated portfolio of securities available for sale (dollars in thousands):

Table 3: Securities–Available for Sale—Maturity/Repricing and Rates

	Available for Sale at December 31, 2001
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government Treasury and agency obligations:
Fixed-rate	$4,111	6.48%	$47,072	5.30%	$ 102	5.38%	$ --	-- %	$ --	-- %	$51,285	5.39%
Municipal bonds:
Taxable	100	6.75	1,604	6.61	1,978	7.15	1,320	8.08	171	5.05	5,173	7.15
Tax exempt	1,886	6.67	5,261	5.38	4,749	6.00	6,421	6.87	3,252	5.53	21,569	6.10
	1,986	6.67	6,865	5.67	6,727	6.34	7,741	7.08	3,424	5.51	26,742	6.28
Corporate bonds:
Fixed-rate	--	--	--	--	--	--	--	--	5,952	6.86	5,952	6.86
Adjustable-rate	8,875	3.07	--	--	--	--	--	--	--	--	8,875	3.07
	8,875	3.07	--		--		--		5,952	6.86	14,827	4.00
Mortgage-backed obligations:
Fixed-rate	--	--	1	7.75	418	8.85	9,091	6.56	45,026	5.64	54,536	5.82
Adjustable-rate	10,799	5.88	--	--	--	--	--	--	--	--	10,799	5.88
	10,799	5.88	1	7.75	418	8.85	9,091	6.56	45,026	5.64	65,335	5.83
Mortgage-related obligations:
Fixed-rate	--	--	--	--	5,323	5.99	4,285	7.70	62,825	6.33	72,433	6.39
Adjustable-rate	67,667	3.95	--	--	--	--	--	--	--	--	67,667	3.95
	67,667	3.95	--	--	5,323	5.99	4,285	7.70	62,825	6.33	140,100	5.21
Total mortgage-backed or related obligations	78,466	4.22	1	7.75	5,741	6.20	13,376	6.93	107,851	6.04	205,435	5.41
Equities	3,558	7.04	--	--	--	--	--	--	--	--	3,558	7.04
Total securities available for sale-carrying value	$96,996	4.35%	$53,938	5.15%	$12,570	5.14%	$21,117	6.48%	$117,227	6.06%	$301,847	5.46%
Total securities available for sale-amortized cost	$95,972		$53,042		$12,332		$21,131		$115,855		$298,332


The following table shows the maturity or period to repricing of the Company’s consolidated portfolio of securities held to maturity (dollars in thousands):

Table 4: Securities–Held to Maturity—Maturity/Repricing and Rates

	Held to Maturity at December 31, 2001
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Municipal bonds:
Taxable	$ --	-- %	$ 998	6.54%	$ 102	9.63%	$ --	-- %	$ --	-- %	$ 1,100	6.83%
Tax exempt	375	4.90	900	4.83	--	--	--	--	829	6.60	2,104	5.54
	375	4.90	1,898	5.73	102	9.63	--	--	829	6.6	3,204	5.98
Corporate bonds:
Fixed-rate	--	--	--	--	--	--	--	--	7,000	10.36	7,000	10.36
Mortgage-backed obligations:
Fixed-rate	--	--	--	--	--	--	--	--	1,750	7.27	1,750	7.27
Other asset-backed securities:
Fixed-rate	--	--	2,874	8.66	--	--	--	--	--	--	2,874	8.66
Total securities held to maturity:
Carrying value	$ 375	4.90%	$ 4,772	7.49%	$ 102	9.63%	$ --	--%	$9,579	9.47%	$14,828	8.72%
Total securities held to maturity:
Fair market value	$ 382		$ 4,826		$ 110		$ --		$9,584		$14,902


Lending: The Company’s net loan portfolio grew $103.7 million or 7.0% during the year ended December 31, 2001 compared to $163.6 million of growth during the year ended December 31, 2000 and $205.5 million of growth in the nine months ended December 31, 1999 ($178.5 million excluding acquisitions). While the Company originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. For the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999, the Company originated, net of repayments, $346.3 million, $292.2 million and $272.7 million of loans, respectively.

In recent years, the Company generally has sold most of its 30-year fixed-rate one- to four-family residential mortgage loans and a portion of its Small Business Administration (SBA) generated loans to secondary market purchasers as part of its interest rate risk management strategy. Proceeds from sales of loans by the Company for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 totaled $270.3 million, $135.7 million and $99.3 million, respectively. Sales of loans generally are beneficial to the Company since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. See “Loan Servicing Portfolio.” At December 31, 2001, the Company had $43.2 million in loans held for sale.

The Company purchases whole loans and loan participation interests primarily during periods of reduced loan demand in their primary market. Any such purchases are made consistent with the Bank’s underwriting standards; however, the loans may be located outside of the Bank’s normal lending area. During the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999, the Company purchased $4.9 million, $12.0 million and $13.2 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending: The Bank originates loans secured by first mortgages on one- to four-family residences and loans for the construction of one- to four-family residences in the communities where it has established full service branches. In addition, the Bank operates loan production offices in Bothell, Puyallup and, Oak Harbor, Washington. In April 2000, the Bank formed a new mortgage lending subsidiary, CFC, to provide residential and construction lending in the Portland, Oregon area, complementing a previous relationship it had with a mortgage loan broker in that market area. The Bank and CFC sell residential loans on either a servicing-retained or servicing-released basis. All loans are sold without recourse. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. At December 31, 2001, $422.5 million, or 26.5% of the Company’s loan portfolio, consisted of permanent loans on one- to four-family residences.

Construction and Land Lending: The Bank invests a significant proportion of its loan portfolio in residential construction loans to professional home builders. To a lesser extent, the Bank also originates land loans and construction loans for commercial and multifamily real estate. At December 31, 2001 construction and land loans totaled $335.8 million (including $88.0 million of land or land development loans and $65.1 million of commercial and multifamily real estate construction loans), or 21.1% of total loans of the Company. Residential construction lending is a primary focus at the Bank’s subsidiary CFC and the Company’s largest concentration of construction and development loans is in the Portland/Vancouver market area.

Construction and land lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does single-family permanent mortgage lending. Construction and land lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. The Company regularly monitors the construction loan portfolio and the economic conditions and housing inventory in each of its markets and believes that the internal monitoring system it has in place mitigates many of the risks inherent in its construction lending.

Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate. At December 31, 2001, the Company’s loan portfolio included $79.0 million in multifamily and $363.6 million in commercial real estate loans. Multifamily and commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Multifamily and commercial real estate loans originated by the Bank are both fixed and adjustable rate loans generally with intermediate terms of five to ten years. More recently originated multifamily and commercial loans are linked to various U.S. Treasury indices or certain prime rates. Rates on these adjustable rate loans generally adjust annually after an initial period ranging from one to ten years. Rate adjustments for the more seasoned adjustable rate loans in the portfolio predominantly reflect changes in the Federal Home Loan Bank (FHLB) National Monthly Median Cost of Funds index. The Bank’s commercial real estate portfolio consists of loans on a variety of property types including motels, nursing homes, office buildings, and mini-warehouses. Multifamily loans generally are secured by small to medium sized projects. At December 31, 2001 multifamily and commercial real estate loans comprised 27.8% of total loans of the Company.

Commercial Lending: The Bank has been active in small business lending, and to a lesser extent has engaged in agricultural lending. The Bank has sold most of its SBA guaranteed loans into the secondary market on a servicing retained basis. Bank officers have devoted a great deal of effort to developing customer relationships and the ability to serve this type of borrower. It is management's belief that many very large


banks have in the past neglected small business lending, thus contributing to the Bank's success. The Bank will continue to emphasize this segment of lending in its market areas. Management intends to leverage their past success and local decision making ability to continue to expand this market niche. In addition to providing higher yielding assets, it is anticipated that this type of lending will increase the deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant effort at the Bank.

Commercial loans may entail greater risk than do residential mortgage loans. Commercial loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, inventory and receivables which may not provide an adequate source of repayment on defaulted loans. In addition, commercial loans are dependent on the borrower’s continuing financial strength and management ability as well as market conditions for various products, services and commodities. For these reasons, commercial loans generally provide higher yields than residential loans but also require more administrative and management attention. Loan terms including the fixed or adjustable interest rate, the loan maturity and the collateral considerations vary significantly and are negotiated on an individual loan basis. At December 31, 2001, commercial loans totaled $270.0 million, or 17.0% of total loans of the Company.

Agricultural Lending: Agriculture is a major industry in many eastern Washington and Oregon locations. While not a large part of the portfolio, the Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. At December 31, 2001 agricultural loans totaled $76.5 million, or 4.8% of the loan portfolio.

Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. Consumer and other lending has traditionally been a small part of the Bank’s business with loans made primarily to accommodate its existing customer base. At December 31, 2001, the Company had $45.6 million, or 2.9% of its loans receivable, in outstanding consumer and other loans.

Loan Servicing Portfolio: At December 31, 2001, the Bank was servicing $224.0 million of loans for others. The loan servicing portfolio at December 31, 2001 was composed primarily of $21.0 million of Fannie Mae mortgage loans and $155.7 million of Freddie Mac mortgage loans. The remaining balance of the loan servicing portfolio at December 31, 2001, consisted of loans serviced for a variety of private investors. At December 31, 2001, the portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended December 31, 2001, $1.2 million of loan servicing fees, net of $574,000 of servicing rights amortization, were recognized in operations.

Mortgage Servicing Rights: The Bank records mortgage servicing rights (MSRs) with respect to loans it originates and sells in the secondary market on a servicing retained basis. In addition to the MSRs on the loans that it originates and sells, the Bank has also purchased mortgage servicing rights, although not in recent years. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2001 and 2000, and the nine months ending December 31, 1999, the Company capitalized $107,000, $395,000 and $128,000, respectively, of MSRs relating to loans sold with servicing retained. No MSRs were purchased in those periods. Amortization of MSRs for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 was $574,000, $251,000 and $215,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. At December 31, 2001, MSRs were carried at a value, net of amortization, of $1,261,000. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.


The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) by type of loan as of the dates indicated.

Table 5: Loan Portfolio Analysis

	December 31						March 31
	2001		2000		1999		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
					(Dollars in thousands)
Type of Loan:
Secured by real estate:
One- to four-family	$422,456	26.52%	$418,057	28.11%	$419,132	31.71%	$389,468	34.93%	$408,766	53.45%
Commercial	363,560	22.82	366,071	24.62	330,258	24.99	265,393	23.80	108,123	14.14
Multifamily	79,035	4.96	84,282	5.67	66,287	5.02	54,053	4.85	58,598	7.66
Construction and land	335,798	21.08	271,273	18.24	194,625	14.73	165,270	14.82	90,775	11.87
Commercial business	270,022	16.95	228,676	15.38	194,817	14.74	149,569	13.42	30,579	4.00
Agricultural business	76,501	4.80	67,809	4.56	55,052	4.17	46,839	4.20	37,102	4.85
Consumer, credit card and other	45,605	2.87	50,915	3.42	61,534	4.64	44,338	3.98	30,831	4.03
Total loans	1,592,977	100.00%	1,487,083	100.00%	1,321,705	100.00%	1,114,930	100.00%	764,774	100.00%
Less allowance for loan losses	(17,552)		(15,314)		(13,541)		(12,261)		(7,857)
Total net loans at end of period	$1,575,425		$1,471,769		$1,308,164		$1,102,669		$756,917


The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Company’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, and exclude the allowance for loan losses (in thousands):

Table 6: Loan Maturity

	Maturing Within One Year	Maturing within 1 to 3 Years	Maturing within 3 to 5 Years	Maturing within 5 to 10 Years	Maturing Beyond 10 Years	Total
Secured by real estate:
One- to four-family	$ 28,376	$ 4,963	$ 10,686	$ 26,633	$351,798	$422,456
Commercial	42,283	42,537	62,254	151,442	65,044	363,560
Multifamily	1,046	1,989	3,480	50,200	22,319	79,035
Construction and land	295,618	31,262	1,654	2,744	4,520	335,798
Commercial business	135,508	40,813	54,111	31,072	8,518	270,022
Agricultural business	45,352	11,512	7,950	7,792	3,895	76,501
Consumer, credit card and other	10,128	10,162	11,779	5,354	8,183	45,605
Total loans	$558,311	$143,238	$151,914	$275,237	$464,277	$1,592,977

Contractual maturities of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual maturities because of scheduled principal repayments and principal prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

The following table sets forth the dollar amount of all loans due after December 31, 2002, which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6(a): Loans Repricing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Secured by real estate:
One- to four-family	$336,143	$57,937	$394,080
Commercial	211,684	109,593	321,277
Multifamily	22,040	55,949	77,989
Construction and land	11,402	28,778	40,180
Commercial business	64,788	69,726	134,514
Agricultural business	14,718	16,431	31,149
Consumer, credit card and other	30,931	4,546	35,477
Total	$691,706	$342,961	$1,034,666


Deposit Accounts: Deposits generally are attracted from within the Bank’s primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, the Bank considers currents market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns. At December 31, 2001, the Bank had $1.3 billion of deposits including $485.6 million of transaction and savings accounts and $810.2 million in time deposits, of which $494.5 million had original maturities of one year or longer. As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have transaction accounts. However, as reflected in the balances and percentages in the table, the Company added significantly to demand, NOW and money market accounts in the year ended December 31, 2001.


The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (in thousands):

Table 7: Deposits

	At December 31
	2001			2000			1999
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Demand and NOW checking	$307,548	23.73%	$90,153	$217,395	18.23%	$19,745	$197,649	18.34%
Regular savings accounts	42,228	3.26	(2,199)	44,427	3.72	(8,878)	53,305	4.94
Money market accounts	135,828	10.48	3,587	132,241	11.09	(12,702)	144,943	13.44
Certificates which mature:
Within 1 year	669,133	51.64	54,260	614,873	51.56	137,761	477,112	44.26
After 1 year, but within 2 years	87,376	6.74	(33,953)	121,329	10.17	21,907	99,422	9.22
After 2 years, but within 5 years	48,025	3.71	(5,808)	53,833	4.51	(43,005)	96,838	8.98
Certificates maturing thereafter	5,673	0.44	(2,944)	8,617	0.72	(265)	8,883	0.82
Total	$1,295,811	100.00%	$103,096	$1,192,715	100.00%	$114,563	$1,078,152	100.00%

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of December 31, 2001. Jumbo certificates of deposit require a minimum deposit of $100,000 and rates paid on such accounts are negotiable (in thousands):

Table 8: Maturity Period—Jumbo CDs

Jumbo Certificates of deposit
Due in three months or less	$ 138,135
Due after three months through six months	100,036
Due after six months through twelve months	100,936
Due after twelve months	45,963
Total	$ 385,070


Borrowings: While deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes, the Bank also uses borrowing to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to more effectively leverage its capital position. The FHLB-Seattle serves as the Bank’s primary borrowing source. At December 31, 2001, the Bank had $501.9 million of borrowing from FHLB-Seattle at a weighted average rate of 5.68%. At December 31, 2001 the Bank was authorized by the FHLB-Seattle to borrow up to $837.6 million under a blanket floating lien security agreement. Additional short-term funds are also obtained through $28.0 million in commercial banking credit lines. At December 31, 2001 the Bank had no balances advanced on these commercial banking credit lines.

The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

The Bank also uses retail repurchase agreements due generally within 90 days as a source of funds. At December 31, 2001, retail repurchase agreements totaling $16.9 million with a weighted average rate of 2.75% were secured by a pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a market value of $13.1 million.

In addition, the Bank borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The Bank’s outstanding borrowings at December 31, 2001, under wholesale repurchase agreements totaled $59.8 million at a weighted average rate of 2.34% and were collateralized by mortgage-backed securities with a fair value of $64.1 million.

Table 9: FHLB Advances Outstanding at December 31, 2001
(dollars in thousands)

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount
Due in one year or less	1.87%	$27,500	5.43%	$278,970	5.11%	$306,470
Due after one year through two years	--	--	5.87	101,890	5.87	101,890
Due after two years through three years	--	--	5.06	29,094	5.06	29,094
Due after three years through four years	--	--	6.58	34,600	6.58	34,600
Due after four years through five years	--	--	5.12	5,000	5.12	5,000
Due after five years	--	--	6.16	24,928	6.16	24,928
	1.87%	$27,500	5.62%	$474,482	5.42%	$501,982

*Weighted average interest rate

Asset Quality: The Bank’s asset classification committee meets at least monthly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves. The committee reports to the Board of Directors quarterly as to the current status of classified assets and action taken in the preceding quarter.

State and federal regulations require that the Bank reviews and classifies its problem assets on a regular basis. In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a significant possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

At December 31, 2001, 2000 and 1999, the aggregate amounts of the Bank’s classified assets were as follows (in thousands):

	December 31
	2001	2000	1999
Loss	$ --	$ --	$ --
Doubtful	171	61	--
Substandard assets	32,658	12,166	6,637
Special mention	34,140	9,936	1,762


The following table sets forth information with respect to the Bank’s non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (Dollars in thousands):

Table 10: Non-Performing Assets

	At December 31			At March 31
	2001	2000	1999	1999	1998
Nonaccrual loans: (1)
Loans secured by real estate:
One- to four-family	$1,006	$ 873	$ 623	$3,564	$ 448
Commercial	415	1,741	129	351	--
Multifamily	--	--	--	--	--
Construction/land	6,827	2,937	2,514	767	367
Commercial business	8,884	1,734	1,203	1,392	410
Agricultural business	86	529	--	47	4
Consumer, credit card and other	291	18	9	17	41
Total loans outstanding	17,509	7,832	4,478	6,138	1,270
Loans more than 90 days delinquent, still on accrual:
Loans secured by real estate:
One- to four-family	18	20	155	20	52
Commercial	325	--	--	384	33
Multifamily	--	--	--	--	--
Construction/land	--	--	--	--	32
Commercial business	39	1	25	--	--
Agricultural business	--	467	334	1,052	--
Consumer, credit card and other	152	54	79	82	33
Total loans outstanding	534	542	593	1,538	150
Total non-performing loans	18,043	8,374	5,071	7,676	1,420
Real estate/repossessed assets held for sale (2)	3,011	3,287	3,576	1,644	882
Total non-performing assets	$21,054	$11,661	$8,647	$9,320	$2,302
Restructured loans (3)	$ 302	$ 337	$ 369	$ 380	$ 305
Total non-performing loans to net loans before allowance for loan losses	1.13%	0.56%	0.38%	0.69%	0.19%
Total non-performing loans to total assets	0.86%	0.42%	0.28%	0.47%	0.12%
Total non-performing assets to total assets	1.01%	0.59%	0.48%	0.57%	0.20%

(1) For the year ended December 31, 2001, $493,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on such loans was included in net income for such period.

(2) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs), or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price less selling and holding costs. At December 31, 2001, the Company had $3.0 million of real estate owned and no other repossessed assets.

(3) These loans are performing under their restructured terms but are classified substandard.


Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000

General: Net income for the year ended December 31, 2001 was $7.5 million, or $0.64 per share (diluted), compared to net income of $18.3 million, or $1.60 per share (diluted), for the year ended December 31, 2000. The decreases in net income resulted from the expenses associated with the check kiting scheme and additional loan loss provision described in Notes 2 and 6. Excluding those charges and the related tax effect, net income for the year ended December 31, 2001, would have increased $1.0 million compared to the prior year. BANR’s operating results (excluding the check kiting and credit manipulation charges) reflect significant growth of assets and liabilities which was offset by a higher level of loan loss provision and other operating expenses. As explained below, provision for loan losses increased for reasons other than the credit manipulation activities and other operating expense included certain unusual data processing conversion and related technology expenses. Net interest margin decreased by four basis points for the year reflecting changes in the level of market rates and the increased use of interest-bearing liabilities relative to interest-earning assets. The Company’s operating results also reflect a significant increase in other operating revenues, particularly gain on sale of loans and miscellaneous income. Average equity was 9.64% of average assets for the year ended December 31, 2001, compared to 9.58% of average assets for the prior year. The modest changes in net interest spread and net interest margin are notable in light of the significant volatility and changes in the level of market interest rates over the past twelve months. After declining on a sequential basis in the first and second quarters of the year 2001, both net interest spread and net interest margin expanded in the two most recent quarters as deposit costs, which tend to lag changes in market rates, declined more rapidly than asset yields. More recently market rates have remained in a narrow range and with approximately $500 million of fixed-rate deposits and borrowings scheduled to reprice during the next two quarters, as the Federal Reserve has adopted a more neutral approach to monetary policy, funding costs should continue to decline in the current interest rate environment. Mitigating to a degree the expected improvement in funding costs will be additional repayments of higher yielding loans and securities. Nonetheless, barring any aggressive actions by the Federal Reserve, it appears likely that the net interest margin will continue to improve in the first half of 2002.

Interest Income: Interest income for the year ended December 31, 2001, was $157.7 million compared to $158.3 million for the year ended December 31, 2000, a decrease of $632,000, or 0.4%. The decrease in interest income occurred despite a $97.4 million, or 5.3%, growth in average balances of interest-earning assets as a result of a 47 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 8.21% for the year ended December 31, 2001, compared to 8.68% for the prior year. Average loans receivable for the year ended December 31, 2001, increased by $146.5 million, or 10.3%, when compared to the year ended December 31, 2000, reflecting the Bank’s significant internal growth. Interest income on loans increased by $4.4 million or 3.3%, compared to the prior year, as the impact of the increase in average loan balances was substantially offset by a 58 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates, particularly the prime rate, compared to prior year levels, which offset continued changes in the mix of the loan portfolio. The loan mix continued to change as the portion of the portfolio invested in lower yielding one- to four-family residential loans declined, while the portion invested in higher yielding construction, land development and commercial loans increased. Loans yielded 8.65% for the year ended December 31, 2001, compared to 9.23% for the year ended December 31, 2000. While the level of market interest rates experienced a steep decline throughout the year, during the third and fourth quarters, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $49.0 million for the year ended December 31, 2001, and the interest and dividend income from those investments decreased $5.0 million, compared to the prior year. The average yield on mortgage-backed securities decreased from 6.80% for the year ended December 31, 2000, to 6.08% for the current year. Yields on mortgage-backed securities were lower in 2001 reflecting the effect of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable rates and more rapid prepayments on certain higher-yielding portions of the portfolio. The average yield on investment securities and short term cash investments decreased from 6.65% for the year ended December 31, 2000, to 6.34% for the current year, also reflecting the lower level of market rates. Earnings on FHLB stock increased by $305,000, resulting from an increase of $3.0 million in the average balance of FHLB stock for the year ended December 31, 2001, and a higher dividend yield. The dividend yield on FHLB stock was 6.88% for the year ended December 31, 2001, compared to 6.50% for the year ended December 31, 2000. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB and are paid by distribution of additional shares of FHLB stock.

Interest Expense: Interest expense for the year ended December 31, 2001, was $85.9 million compared to $89.6 million for the prior year, a decrease of $3.7 million, or 4.1%. The decrease in interest expense was due to a decrease in the average cost of all interest-bearing liabilities from 5.19% to 4.69%. The $111.3 million increase in average interest-bearing deposits for the year ended December 31, 2001, compared to December 31, 2000, reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense decreased $418,000 for the year ended December 31, 2001, compared to the prior year. Average deposit balances increased from $1.141 billion for the year ended December 31, 2000, to $1.252 billion for the year ended December 31, 2001, while, at the same time, the average rate paid on deposit balances decreased 45 basis points. To a significant degree, deposit costs for each quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower throughout the year ended December 31, 2001, than in the year ended December 31, 2000. The reduction in deposit costs, which tends to lag declines in market rates, accelerated during the most recent quarter as a result of the cumulative effect of declining rates in the two preceding quarters as well as sharply lower rates in that quarter. The significant decline in the cost of deposits for the fourth quarter was largely responsible for the improved net interest margin for both the quarter and year ended December 31, 2001. Average FHLB advances totaled $505.6 million during the year ended December 31, 2001, compared to $509.7 million during the prior year, a decrease of $4.0 million that, combined with a 26 basis point decrease in the average cost of advances, resulted in a $1.6 million decrease in related interest expense. The average rate paid on those advances decreased to 5.93% for the year


ended December 31, 2001, from 6.19% for the prior year. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $1.6 million from $75.3 million for the year ended December 31, 2000, to $73.7 million for the current year, while the related interest expense decreased $1.7 million from $4.9 million to $3.3 million for the respective periods. The average rate paid on other borrowings was 4.41% in the year ended December 31, 2001 compared to 6.52% for the prior year. Similar to deposits, the cost of FHLB advances reflects to a degree a lagged effect from prior year market interest rate levels, while the Company’s other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly.

Provision and Allowance for Loan Losses: During the year ended December 31, 2001, the provision for loan losses was $14.0 million, compared to $2.9 million for the prior year, an increase of $11.1 million. As noted above, provision for loan losses is one of the most critical accounting estimates included in the Company’s financial statements requiring significant management judgment. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the current periods reflects changes in the portfolio mix, higher levels of non-performing loans and net charge-offs, and concerns about the current economic environment, but primarily reflects charges associated with the credit manipulation activities of a former senior commercial loan officer which were designed to conceal weaknesses of several loan customers. The provision for loan losses for the year ended December 31, 2001, includes $10.2 million of charges associated with the credit manipulation activities. Non-performing loans increased to $18.0 million at December 31, 2001, compared to $8.4 million at December 31, 2000. Non-performing loans at December 31, 2001, include $9.2 million of nonaccrual loans associated with the credit manipulation activities. Net charge-offs were $11.7 million for the current year compared to $1.0 million for the prior year. Net charge-offs for the year ended December 31, 2001, included $9.3 million associated with the credit manipulation activities. A comparison of the allowance for loan losses at December 31, 2001 and 2000, shows an increase of $2.2 million from $15.3 million at December 31, 2000, to $17.6 million at December 31, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.10% and 1.03% at December 31, 2001 and December 31, 2000, respectively. The allowance for loan losses equaled 97% of non-performing loans at December 31, 2001, compared to 183% of non-performing loans at December 31, 2000.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the generally accepted accounting principles (GAAP) guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company’s income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. The adequacy of general and specific reserves is based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of December 31, 2001, the Company had identified $16.7 million of impaired loans as defined by SFAS No. 114 and had established $1.8 million of specific reserves for these loans.


The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance, and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Bank’s loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company’s historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The unallocated allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

The following table sets forth an analysis of the Company’s gross allowance for possible loan losses for the periods indicated (dollars in thousands):

Table 11: Changes in Allowance for Loan Losses

	Years Ended December 31		Nine Months Ended December 31		Years Ended March 31
	2001	2000	1999	1999	1998
Balance, beginning of period	$ 15,314	$13,541	$12,261	$ 7,857	$ 6,748
Allowances added through business combinations	--	--	477	2,693	--
Sale of credit card portfolio	--	(174)	--	--	--
Provision	13,959	2,867	1,885	2,841	1,628
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	2	2	--	--	6
Commercial	--	2	1	60	29
Multifamily	--	--	--	--	--
Construction and land	--	--	--	--	--
Commercial business	118	40	450	143	--
Agricultural business	--	1	6	1	--
Consumer, credit card and other	22	66	11	21	16
	142	111	468	225	51
Loans charged off:
Secured by real estate:
One- to four-family	(97)	(90)	(532)	(25)	(359)
Commercial	--	(31)	--	(35)	--
Multifamily	--	--	--	--	--
Construction and land	(107)	(12)	(24)	(69)	(11)
Commercial business	(10,541)	(403)	(841)	(911)	(19)
Agricultural business	(208)	(16)	(19)	(5)	--
Consumer, credit card and other	(910)	(479)	(134)	(310)	(181)
	(11,863)	(1,031)	(1,550)	(1,355)	(570)
Net charge-offs	(11,721)	(920)	(1,082)	(1,130)	(519)

Balance, end of period	$ 17,552	$15,314	$13,541	$ 12,261	$ 7,857

Ratio of allowance to net loans before allowance for loan losses	1.10%	1.03%	1.02%	1.10%	1.03%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.75%	0.06%	0.09%	0.14%	0.08%

While the Company believes that the Banks have established their existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.


The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

Table 12: Allocation of Allowance for Loan Losses

	At December 31						At March 31
	2001		2000		1999		1999		1998
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Specific or allocated loss allowances: Loans secured by real estate:
One- to four-family	$ 2,366	26.52%	$ 2,256	27.48%	$ 2,334	31.71%	$ 2,757	34.93%	$ 1,059	53.45%
Commercial/multifamily	4,560	27.78	5,457	30.29	4,273	30.01	3,567	23.80	849	14.14
Construction and land	3,431	21.08	2,738	18.24	1,638	14.73	1,597	14.82	856	11.87
Commercial/agricultural business	5,650	21.75	3,540	19.94	2,830	18.91	2,522	13.42	835	4.00
Consumer, credit card and other	774	2.87	879	4.05	1,023	4.64	841	3.98	307	4.03
Unallocated general loss allowance (1)	771	N/A	444	N/A	1,443	N/A	977	N/A	3,951	N/A
Total allowance for loan losses	$17,552	100.00%	$15,314	100.00%	$13,541	100.00%	$12,261	100.00%	$7,857	100.00%

(1) The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured). The remainder of the allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.


Other Operating Income: Other operating income was $13.5 million for the year ended December 31, 2001, an increase of $4.2 million from the year ended December 31, 2000. This included a $2.1 million increase in the gain on sale of loans for the current year as lower interest rates led to increased mortgage banking activity including expansion at CFC. Loan sales for the year ended December 31, 2001 totaled $265.8 million, including $59.3 million of loans sold by CFC, compared to $143.8 million for the year ended December 31, 2000. Gain on sale of loans for the Company included $306,000 of fees on $29.4 million of loans brokered by CFC, which are not reflected in the volume of loans sold. Other fee and service charge income for the Company increased by $453,000 to $5.7 million for the year ended December 31, 2001, compared to $5.3 million for the year ended December 31, 2000. Miscellaneous income increased by $990,000 in large part reflecting the Company’s increased investment in bank owned life insurance and the resulting increase in cash surrender value.

Other Operating Expenses: Other operating expenses increased $13.1 million from $46.5 million for the year ended December 31, 2000, to $59.6 million for the year ended December 31, 2001. As noted above, other operating expense for the year ended December 31, 2001, includes a charge of $8.1 million associated with a check kiting scheme that had been concealed by a former senior lending officer of BB. Excluding the check kiting charge, other operating expense increased $5.0 million compared to the prior year. Increases in other operating expenses, excluding the check kiting charge, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The increase in expenses reflects the inclusion of a full year of cost associated with two new bank branches that were opened during the year ended December 31, 2000. The increase also reflects expenses associated with the expanding operations at BB’s lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $1.4 million increase in capitalized loan origination costs reflecting a greater level of loan origination activity. Additionally, during the year ended December 31, 2001, the Company incurred approximately $1.4 million of expenses associated with the conversion of the Company’s core data processing system and an additional $200,000 for other technology enhancements. The higher operating expenses associated with the Company’s transition to more of a commercial bank profile, coupled with the recognition of the check kiting loss, caused the Company’s efficiency ratio, excluding the amortization of goodwill, to increase to 66.27% (70.01% including goodwill), for the year ended December 31, 2001, from 55.59% (59.65% including goodwill) for the prior year ended December 31, 2000. Other operating expenses as a percentage of average assets increased to 2.92% (2.81% excluding the amortization of goodwill) for the year ended December 31, 2001, compared to 2.42% (2.30% excluding the amortization of goodwill) for the prior year. The Company’s efficiency ratio adjusted to exclude amortization of goodwill, the check kiting loss and the unusual conversion and technology expenses, would have been 54.89% for the quarter and, excluding the same items, adjusted operating expenses as a percentage of average assets would have been 2.33%.

Income Taxes: Income tax expense was $4.1 million for the year ended December 31, 2001, compared to $10.2 million for the prior year. The Company’s effective tax rates for the years ended December 31, 2001 and 2000 were 35.7% and 35.8%, respectively. The effective tax rate was nearly unchanged as a larger relative effect of the non-deductible goodwill amortization expense in the current year was offset by the recovery of amounts accrued for certain tax matters relating to years now closed to audit.


Comparison of Results of Operations for the Years Ended December 31, 2000 and 1999

General: Net income for the year ended December 31, 2000 was $18.3 million, or $1.60 per share (diluted), compared to net income of $16.9 million, or $1.41 per share (diluted), for the year ended December 31, 1999. The Company’s improved operating results primarily reflect the significant growth of assets and liabilities which was offset somewhat by the decline in net interest margin, increased operating expenses and amortization of goodwill. Net interest margin declined 13 basis points for the year reflecting changes in the level of market rates and the increased use of interest-bearing liabilities relative to interest-earning assets as the Company continued to leverage its equity capital. Average equity was 9.58% of average assets for the year ended December 31, 2000, compared to 10.65% of average assets for the year ended December 31, 1999. The modest changes in net interest spread and net interest margin for the year are notable in light of the significant changes in the level of market interest rates over the 18-month period ending December 31, 2000. However, margin compression was significant for the final two quarters, as liability costs increased 14 basis points more than asset yields during that period.

Interest Income: Interest income for the year ended December 31, 2000 was $158.3 million compared to $131.5 million for the year ended December 31, 1999, an increase of $26.8 million, or 14.4%. The increase in interest income was a result of a $229.7 million, or 14.4%, growth in average balances of interest-earning assets, and a 43 basis point increase in the average yield on those assets. The yield on average interest-earning assets increased to 8.68% for the year ended December 31, 2000 compared to 8.25% for the same period a year earlier. Average loans receivable for the year ended December 31, 2000 increased by $227.2 million, or 19.0%, when compared to the year ended December 31, 1999, reflecting the Bank’s significant internal growth. Interest income on loans increased by $24.9 million, or 23.4%, compared to the prior year, reflecting the impact of the increase in average loan balances and a 33 basis point increase in the average loan yield. The increase in average loan yield largely resulted from the significant increase in market interest rates, including a 175 basis point increase in the prime rate from the second calendar quarter of 1999 to the end of 2000. Adding to this effect were changes in the mix of the loan portfolio and the impact on adjustable and floating rate loans and new loan originations at higher levels than other market interest rates over the 18-month period ending December 31, 2000. Although certain market rates declined in the second half of 2000 they remained significantly higher than 12 to 18 months earlier. Loans yielded 9.23% for the year ended December 31, 2000, compared to 8.90% for the year ended December 31, 1999. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $2.5 million for the year ended December 31, 2000, and the interest and dividend income from those investments increased $1.9 million compared to the year ended December 31, 1999 reflecting a 43 basis point increase in yield. The average yield on mortgage-backed securities increased from 6.26% for the year ended December 31, 1999, to 6.80% for the comparable period in 2000. Yields on mortgage-backed securities were lower in the 1999 period reflecting the adverse impact of higher prepayments on the amortization of purchase premiums on those securities as well as the impact of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable interest rates. In the year ended December 31, 2000, prepayments diminished and market rates increased reversing both of those effects on mortgage-backed securities yields. The average yield on investment securities and short-term cash investments increased from 6.18% for the year ended December 31, 1999, to 6.65% for the year ended December 31, 2001, also reflecting the rise in interest rates during 1999 and early 2000. Earnings on FHLB stock increased by $17,000, resulting from an increase of $3.2 million in the average balance of FHLB stock for the year ended December 31, 2000, and despite an 87 basis point decrease in the dividend yield on that stock. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest Expense: Interest expense for the year ended December 31, 2000 was $89.6 million compared to $69.4 million for the year ended December 31, 1999, an increase of $20.2 million, or 29.2%. The increase in interest expense was due to the $226.0 million growth in average interest-bearing liabilities and the increase in the average cost of all interest-bearing liabilities from 4.62% to 5.19%. The $140.0 million increase in average interest-bearing deposits for the year ended December 31, 2000 reflects solid internal deposit growth throughout the Company over that twelve-month period. Deposit interest expense increased $12.4 million for the year ended December 31, 2000. Average deposit balances increased from $1.001 billion for the year ended December 31, 1999, to $1.141 billion for the year ended December 31, 2000, while, at the same time, the average rate paid on deposit balances increased 58 basis points. The increase in the rate paid on deposits reflects the significant increase in market interest rates over the level that prevailed a year earlier. Average FHLB advances totaled $509.7 million during the year ended December 31, 2000, compared to $420.6 million during the year ended December 31, 1999, an increase of $89.0 million that, combined with a 42 basis point increase in the average cost of advances, resulted in a $7.3 million increase in related interest expense. The average rate paid on those advances increased to 6.19% for the year ended December 31, 2000 from 5.77% for the year ended December 31, 1999. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $3.0 million from $78.3 million for the year ended December 31, 1999, to $75.3 million for the same period in 2000, while the related interest expense increased $631,000 from $4.3 million to $4.9 million for the respective periods. The average rate paid on other borrowings was 6.52% in the year ended December 31, 2000, compared to 5.46% for the same period in 1999 also reflecting the increase in market interest rates.

Provision for Loan Losses: During the year ended December 31, 2000, the provision for loan losses was $2.9 million, compared to $2.5 million for the year ended December 31, 1999, an increase of $351,000. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves. The higher provision in the year ended December 31, 2000 reflects changes in the portfolio mix and a higher level of non-performing loans, although the amount of net charge-offs declined modestly from what occurred in the prior year. Net charge-offs decreased from $1.2 million for the year ended December 31, 1999, to $920,000 for the year ended December 31, 2000. Non-performing loans increased to $8.4 million at December 31, 2000, compared to $5.1 million at December 31, 1999. A comparison of the allowance for loan losses at December 31, 2000 and 1999 shows an increase of $1.8 million to $15.3 million at December 31, 2000 from $13.5 million at December 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.03% and 1.02% at December 31, 2000 and 1999, respectively. The allowance for loan losses


 equaled 183% of non-performing loans at December 31, 2000 compared to 267% of non-performing loans at December 31, 1999.

Other Operating Income: Other operating income for the year ended December 31, 2000, increased $1.6 million from the comparable period in 1999. The $528,000 increase in gains from the sale of loans and securities for the year ended December 31, 2000, occurred despite the adverse impact of the rising rate environment that occurred during the first few months of the year and a slight decline in loan sales from $143.8 million for the year ended December 31, 1999, to $135.7 million for the year ended December 31, 2000. Gains on loan sales increased significantly in the most recent quarter as the interest rate environment improved for mortgage banking activities. Gain on sale of loans also was augmented in the second half of 2000 by activity at CFC. In addition, the Company recorded $519,000 of gain on sale in the fourth quarter of the year as a result of a portfolio restructuring transaction which included the sale of approximately $27.5 million of slightly seasoned one- to four-family loans. Gain on sale of loans for the year ended December 31, 2000, also includes a $289,000 gain on the sale of all of the Company’s $7.6 million credit card loans. Income from other fees and service charges increased by $853,000 primarily due to growth in customer relationships and deposits.

Other Operating Expenses: Other operating expenses increased $6.6 million from $39.9 million for the year ended December 31, 1999, to $46.5 million for the year ended December 31, 2000. Increases in other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as BANR continued to expand. The increase in expenses reflects approximately $900,000 in non-recurring costs associated with reorganizing under the Banner name, as well as the addition of two new bank branches opened during the year. The increase also reflects expenses associated with the new lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $257,000 increase in capitalized loan origination costs. The higher operating expenses associated with BANR’s transition to more of a commercial bank profile, coupled with pressure on net interest margin, caused BANR’s efficiency ratio, excluding the amortization of goodwill, to increase to 55.59% (59.65% including goodwill), for the year ended December 31, 2000, from 52.79% (57.16% including goodwill) for the year ended December 31, 1999. Other operating expenses as a percentage of average assets increased to 2.42% (2.30% excluding the amortization of goodwill) for the year ended December 31, 2000, compared to 2.36% (2.23% excluding the amortization of goodwill) for the year ended December 31, 1999.

Income Taxes: Income tax expense was $10.2 million for the year ended December 31, 2000, compared to $10.5 million for the comparable period in 1999. The $229,000 decrease in the provision for income taxes reflects a higher level of income being taxed at slightly lower effective rates. The lower effective rate is due to a reduction in future expected state tax liability; the declining relative contribution of BBO, which is subject to Oregon state income taxes; the fact that a declining relative portion of the expense recorded in the release of the Employee Stock Ownership Plan (ESOP) shares is not deductible for tax purposes; the decline in the relative amount of goodwill amortization which is also not deductible for tax purposes and the recovery of amounts previously accrued for certain tax matters relating to years now closed to audit. The Company’s effective tax rates for the years ended December 31, 2000 and 1999, were 36% and 38%, respectively.


Comparison of Results of Operations for the Nine Months Ended December 31, 1999 and 1998

General: Net income for the nine-month period ended December 31, 1999 was $12.9 million, or $1.09 per share (diluted), compared to net income of $11.4 million, or $0.94 per share (diluted), for the nine months ended December 31, 1998. Net income for the nine months ended December 31, 1999 increased $1.5 million from the comparable nine-month period ended December 31, 1998. The Company’s improved operating results for the 1999 period reflect the significant growth of assets and liabilities as well as improvements in net interest margin and non-interest revenues which were offset somewhat by increased operating expenses and amortization of goodwill. Compared to levels a year earlier, total assets increased 23.9% to $1.820 billion at December 31, 1999, total loans rose 34.0% to $1.308 billion, deposits grew 33.2% to $1.078 billion and borrowings increased 14.6% to $548.2 million. Net interest margin improved, despite the adverse effects of prepayment of certain higher yielding seasoned loans in late 1998 and early 1999 and rising market rates throughout most of 1999, reflecting the acquisitions of WSB and SCB, continuing changes in the asset and liability mix and the lagging impact of rising rates on deposit costs.

Interest Income: Interest income for the nine-month period ended December 31, 1999 was $101.0 million compared to $81.8 million for the nine months ended December 31, 1998, an increase of $19.2 million, or 23.5%. The increase in interest income was a result of a $317.6 million, or 24.3%, growth in average balances of interest-earning assets, moderated by a 6 basis point decrease in the average yield on those assets. The yield on average assets declined to 8.25% for the nine months ended December 31, 1999 compared to 8.31% for the same period a year earlier. Average loans receivable for the nine months ended December 31, 1999 increased by $284.6 million, or 30.1%, when compared to the nine months ended December 31, 1998, reflecting the previously discussed acquisitions and internal growth. Interest income on loans increased by $16.9 million, or 25.8%, compared to the prior year, reflecting the impact of the increase in average loan balances and despite a 30 basis point decrease in the average yield. The decline in average loan yield largely resulted from the significant decline in market interest rates, including a 75 basis point decline in the prime rate, in the third and fourth calendar quarters of 1998, and the subsequent prepayment and refinancing of many higher yielding loans in a lower interest rate environment. Loans yielded 8.85% for the nine months ended December 31, 1999 compared to 9.15% for the nine months ended December 31, 1998. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $33.0 million for the nine months ended December 31, 1999, causing the interest and dividend income from those investments to increase $2.4 million for the nine months ended December 31, 1999, compared to the nine months ended December 31, 1998. The average yield on mortgage-backed securities increased from 6.00% for the nine months ended December 31, 1998, to 6.38% for the comparable period in 1999. Yields on mortgage-backed securities were particularly low in the 1998 period reflecting the adverse impact of accelerated prepayments on the amortization of purchase premiums on those securities as well as the impact of low market rates on the interest rates paid on the significant portion of those securities that have adjustable interest rates. In the nine-month period ended December 31, 1999, the accelerated prepayments diminished and market rates increased reversing both of those effects on mortgage-backed securities yields. The average yield on investment securities and short-term cash investments increased from 6.03% for the nine months ended December 31, 1998, to 6.21% for the comparable nine months in 1999, also reflecting the rise in interest rates during 1999. Earnings on FHLB stock increased by $176,000, reflecting an increase of $4.4 million in the average balance of FHLB stock for the nine months ended December 31, 1999, which was partially offset by a 44 basis point decrease in the dividend yield on that stock.

Interest Expense: Interest expense for the nine months ended December 31, 1999 was $53.2 million compared to $44.3 million for the comparable period in 1998, an increase of $8.9 million, or 20.1%. The increase in interest expense was due to the $330.8 million growth in average interest-bearing liabilities which was offset somewhat by the average cost of all interest-bearing liabilities declining to 4.61% from 4.89%. The $268.5 million increase in average interest-bearing deposits for the nine months ended December 31, 1999 reflects the $125.4 million of deposits acquired in the acquisitions of WSB and SCB as well as solid deposit growth throughout the Company. Deposit interest expense increased $6.8 million for the nine months ended December 31, 1999. Average deposit balances increased from $761.2 million for the nine months ended December 31, 1998, to $1.030 billion for the nine months ended December 31, 1999, while, at the same time, the average rate paid on deposit balances decreased 25 basis points. The decline in the rate paid on deposits reflects the $10.8 million growth in non-interest-bearing deposits, as well as generally lower rates paid on interest-bearing accounts resulting from declining market rates in the second half of 1998. While market rates subsequently rose throughout much of 1999, the lagging impact of changing market rates on deposit costs helped to keep the cost of deposits low when compared to the prior period. Average FHLB advances totaled $425.3 million during the nine months ended December 31, 1999, as compared to $348.8 million during the nine months ended December 31, 1998, resulting in a $2.9 million increase in related interest expense. The average rate paid on those advances decreased to 5.78% for the nine months ended December 31, 1999 from 5.96% for the nine months ended December 31, 1998. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $14.2 million from $91.9 million for the nine months ended December 31, 1998, to $77.7 million for the same period in 1999, and the related interest expense decreased $718,000 from $3.9 million to $3.2 million for the respective periods. The average rate paid on other borrowings was 5.50% in the December 1999 nine-month period compared to 5.69% for the same nine-month period in 1998.

Provision for Loan Losses: During the nine months ended December 31, 1999, the provision for loan losses was $1.9 million, compared to $2.2 million for the nine months ended December 31, 1998, a decrease of $325,000. The decrease in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves. The higher provision in the earlier period reflected more significant changes in the portfolio mix and non-performing loans and a higher level of net charge-offs during that period than occurred in the nine months ended December 31, 1999. A comparison of the allowance for loan losses at December 31, 1999 and 1998 shows an increase of $2.8 million to $13.5 million at December 31, 1999 from $10.7 million at December 31, 1998. The allowance for loan losses increased by $1.2 million, to $13.5 million at December 31, 1999, compared to $12.3 million at March 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.02% and 1.09% at December 31,


1999 and December 31, 1998, respectively. The allowance for loan losses equaled 267% of non-performing loans at December 31, 1999 compared to 330% of non-performing loans at December 31, 1998.

Other Operating Income: Other operating income increased $159,000 from $5.4 million for the nine-month period ended December 31, 1998, to $5.5 million for the nine months ended December 31, 1999. The increase included an $824,000 increase in other fees and service charges due in part to the addition of WSB and SCB operations. Fee and service charge income also increased at FSBW, TB and IEB (now combined and operating as BB), reflecting deposit growth and pricing adjustments. There also was an $895,000 decrease in net gains on loans sold in the nine-month period ended December 31, 1999, as compared to the same period in 1998. This decrease primarily reflected decreased sales of loans by FSBW and IEB and the adverse impact of rising interest rates on the profitability of loan sales when compared to the comparable period in the prior year. The volume of loan sales and related net gain on sale of loans decreased from $117.4 million and $2.1 million, respectively, for the nine months ended December 31, 1998, to $99.3 million and $1.0 million, respectively, for the nine months ended December 31, 1999. The $80,000 increase in miscellaneous other income reflects a gain on the sale of IEB real property sold in the second quarter of the nine months ended December 31, 1999.

Other Operating Expenses: Other operating expenses increased $8.1 million, from $22.4 million for the nine-month period ended December 31, 1998, compared to $30.5 million for the nine months ended December 31, 1999. The increase in expenses was largely due to the inclusion of WSB and SCB’s operating expenses in the nine months ended December 31, 1999 that were not present in the nine months ended December 31, 1998 and the additional expenses of two new branches opened in the nine months ended December 31, 1999. The increase in other operating expenses was partially offset by a $573,000 increase in capitalized loan origination costs resulting from an increased volume of loan originations. In addition to the acquisitions of WSB and SCB, increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continued to expand. The higher operating expenses associated with the transition to more of a commercial bank profile caused the Company’s efficiency ratio, excluding the amortization of goodwill, to increase 4.55 percentage points, to 52.78% (57.22% including goodwill), for the nine-month period ended December 31, 1999, from 48.23% (52.21% including goodwill) for the comparable period ended December 31, 1998. Other operating expenses as a percentage of average assets were 2.35% (2.17% excluding the amortization of goodwill) for the nine months ended December 31, 1999, compared to 2.15% (1.98% excluding the amortization of goodwill) for the nine months ended December 31, 1998.

Income Taxes: Income tax expense was $8.1 million for the nine months ended December 31, 1999, compared to $6.9 million for the comparable period in 1998. The $1.2 million increase in the provision for income taxes reflects the higher level of income being taxed at higher effective rates due to the phase out of the 34% surtax exemption; the net effect of IEB paying Oregon state income taxes; and the fact that the expenses from the amortization of goodwill acquired in purchasing IEB, TB, WSB and SCB and part of the expense recorded in the release of the ESOP shares are not deductible for tax purposes. The Company’s effective tax rates for the nine months ended December 31, 1999 and 1998, were 39% and 38%, respectively.


Yields Earned and Rates Paid

The earnings of the Company depend largely on the spread between the yield on interest-earning assets (primarily loans and investment securities) and the cost of interest-bearing liabilities (primarily deposit accounts and FHLB advances), as well as the relative size of the Company’s interest-earning assets and interest-bearing liability portfolio.

Changes in the economic and interest rate environment, competition in the marketplace and changes in asset and liability mix can cause the Company’s average interest rate spread to increase or decrease. Strong competition for both loans and deposits has placed pressure on average interest rate spreads for all of the periods reflected in Table 13. In addition, volatile market interest rates over those periods have impacted spreads both positively and negatively. After increasing in prior periods, the Company’s net interest margin declined modestly in each of the past two years. Much of the margin expansion that occurred in the earlier periods reflects the positive impact of changes in the mix of assets and liabilities. In particular during this time the relative portion of the Company’s assets invested in securities declined while the amount invested in loans increased. In addition the mix of the loan portfolio shifted to include a greater amount of relatively higher yielding construction and commercial loans. On the liability side increases in lower costing transaction accounts were generally offset by increasing use of higher costing borrowings. Counterbalancing to a degree the positive impact of mix changes on the net interest spread has been the somewhat adverse impact on net interest margin resulting from the increased use of leverage which can be seen in the declining ratio of average interest-earning assets to interest-bearing liabilities. Over the past two years the net interest spread and net interest margin have been adversely impacted by very volatile changes in market interest rates. However, while changes in asset yields and liability costs have been significant, rising sharply in 2000 and then declining sharply in 2001, the changes in net interest spread and margin have been relatively modest. Looking forward management believes that in the future increased net interest income will come primarily from increased volumes, although continued changes in asset and liability mix and a slightly more favorable interest rate environment may also add to net interest income.

Table 13, Analysis of Net Interest Spread, sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances for a period have been calculated using the daily average during such period.


Table 13:  Analysis of Net Interest Spread (dollars in thousands)

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999 (unaudited)
	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans	$1,197,445	$103,459	8.64%	$1,083,775	$97,106	8.96%	$921,520	$80,289	8.71%
Commercial/agricultural loans	316,081	27,003	8.54	271,144	27,372	10.10	219,982	20,751	9.43
Consumer and other loans	56,379	5,303	9.41	68,531	6,916	10.09	54,736	5,428	9.92
Total loans (1)	1,569,905	135,765	8.65	1,423,450	131,394	9.23	1,196,238	106,468	8.90
Mortgage-backed securities	200,429	12,196	6.08	225,794	15,358	6.80	238,888	14,953	6.26
Securities and deposits	120,993	7,672	6.34	147,607	9,818	6.65	135,223	8,360	6.18
FHLB stock	29,551	2,033	6.88	26,580	1,728	6.50	23,360	1,721	7.37
Total investment securities	350,973	21,901	6.24	399,981	26,904	6.73	397,471	25,034	6.30
Total interest-earning assets	1,920,878	157,666	8.21	1,823,431	158,298	8.68	1,593,709	131,502	8.25
Non-interest-earning assets	122,712			98,282			97,338
Total assets	$2,043,590			$1,921,713			$1,691,097
Interest-bearing liabilities:
Savings accounts	$ 42,946	725	1.69	$ 49,523	1,449	2.93	$ 58,568	1,752	2.99
Checking and NOW accounts (2)	243,171	1,364	0.56	199,394	1,169	0.59	186,862	1,161	0.62
Money market accounts	129,896	4,249	3.27	137,876	5,632	4.08	145,182	5,358	3.69
Certificates of deposit	835,957	46,364	5.55	753,922	44,870	5.95	610,136	32,530	5.33
Total deposits	1,251,970	52,702	4.21	1,140,715	53,120	4.66	1,000,748	40,801	4.08
Other interest-bearing liabilities:
FHLB advances	505,631	29,990	5.93	509,665	31,568	6.19	420,647	24,284	5.77
Other borrowings	73,695	3,252	4.41	75,260	4,906	6.52	78,292	4,275	5.46
Total borrowings	579,326	33,242	5.74	584,925	36,474	6.24	498,939	28,559	5.72
Total interest-bearing liabilities	1,831,296	85,944	4.69	1,725,640	89,594	5.19	1,499,687	69,360	4.62
Non-interest-bearing liabilities	15,277			11,906			11,251
Total liabilities	1,846,573			1,737,546			1,510,938
Stockholders' equity	197,017			184,167			180,159
Total liabilities and Stockholders' equity	$2,043,590			$1,921,713			$1,691,097
Net interest income/rate spread		$71,722	3.52%		$68,704	3.49%		$62,142	3.63%
Net interest margin			3.73%			3.77%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.89%			105.67%			106.27%

Footnotes on following page


Table 13: Analysis of Net Interest Spread (dollars in thousands) (continued)

	Nine Months Ended December 31, 1999 (3)			Year Ended March 31, 1999 (4)
	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Interest-earning assets:
Mortgage loans	$943,498	$61,589	8.66%	$784,534	$70,193	8.95%
Commercial/agricultural loans	230,067	16,230	9.36	153,706	15,047	9.79
Consumer and other loans	57,600	4,288	9.88	44,568	4,375	9.82
Total loans (1)	1,231,165	82,107	8.85	982,808	89,615	9.12
Mortgage-backed securities	241,760	11,630	6.38	218,648	13,025	5.96
Securities and deposits	128,330	6,009	6.21	134,014	8,107	6.05
FHLB stock	23,565	1,286	7.24	20,066	1,545	7.70
Total investment securities	393,655	18,925	6.38	372,728	22,677	6.08
Total interest-earning assets	1,624,820	101,032	8.25	1,355,536	112,292	8.28
Non-interest-earning assets	99,356			80,038
Total assets	$1,724,176			$1,435,574
Interest-bearing liabilities:
Savings accounts	$58,942	1,336	3.01	$47,487	1,356	2.86
Checking and NOW accounts (2)	191,705	896	0.62	154,108	1,110	0.72
Money market accounts	149,269	4,152	3.69	109,379	4,154	3.80
Certificates of deposit	629,856	25,091	5.29	488,377	27,399	5.61
Total deposits	1,029,772	31,475	4.06	799,351	34,019	4.26
Other interest-bearing liabilities:
FHLB advances	425,293	18,505	5.78	363,279	21,430	5.90
Other borrowings	77,680	3,221	5.50	88,967	4,993	5.61
Total borrowings	502,973	21,726	5.73	452,246	26,423	5.84
Total interest-bearing liabilities	1,532,745	53,201	4.61	1,251,597	60,442	4.83
Non-interest-bearing liabilities	11,422			10,682
Total liabilities	1,544,167			1,262,279
Stockholders' equity	180,009			173,295
Total liabilities and stockholders' equity	$ 1,724,176			$ 1,435,574
Net interest income/rate spread		$ 47,831	3.64%		$ 51,850	3.45%
Net interest margin			3.91%			3.83%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.01%			108.30%

(1)   Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortized net deferred loan fees are included with interest and dividends on loans.
(2)   Average balances include non-interest-bearing deposits.
(3)   Yield/cost rates are annualized.
(4)   Restated to be comparable to current period's presentation.


Table 14, Rate/Volume Analysis, sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Effects on interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) have been allocated between changes in rate and changes in volume.

Table 14: Rate/Volume Analysis (in thousands)

	Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 Increase (Decrease) Due to			Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 Increase (Decrease) Due to			Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Mortgage loans	$(3,560)	$ 9,913	$ 6,353	$ 2,357	$14,460	$16,817	$(1,889)	$11,985	$10,096
Commercial/agricultural loans	(4,557)	4,188	(369)	1,549	5,072	6,621	(559)	6,263	5,704
Consumer and other loans	(444)	(1,169)	(1,613)	95	1,393	1,488	44	1,009	1,053
Total loans (1)	(8,561)	12,932	4,371	4,001	20,925	24,926	(2,404)	19,257	16,853
Mortgage-backed securities	(1,534)	(1,628)	(3,162)	1,250	(845)	405	646	1,282	1,928
Securities and deposits	(441)	(1,705)	(2,146)	662	796	1,458	178	75	253
FHLB stock	105	200	305	(215)	222	7	(67)	243	176
Total investment securities	(1,870)	(3,133)	(5,003)	1,697	173	1,870	757	1,600	2,357
Total net change in interest income on interest-earning assets	(10,431)	9,799	(632)	5,698	21,098	26,796	(1,647)	20,857	19,210
Interest-bearing liabilities:
Deposits	(5,366)	4,948	(418)	6,209	6,110	12,319	(1,505)	8,287	6,782
FHLB advances	(1,328)	(250)	(1,578)	1,865	5,419	7,284	(486)	3,340	2,854
Other borrowings	(1,641)	(13)	(1,654)	946	(315)	631	(358)	(360)	(718)
Total borrowings	(2,969)	(263)	(3,232)	2,811	5,104	7,915	(844)	2,980	2,136
Total net change in interest expense on interest-bearing liabilities	(8,335)	4,685	(3,650)	9,020	11,214	20,234	(2,349)	11,267	8,918
Net change in net interest income	$(2,096)	$ 5,114	$ 3,018	$(3,322)	$ 9,884	$ 6,562	$ 702	$ 9,590	$10,292

(1) Does not include interest on loans 90 days or more past due.


Market Risk and Asset/Liability Management

The financial condition and operations of the Company are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. The Company’s profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities.

The activities of the Company, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution’s earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution’s assets, liabilities, and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk impacting the Company’s financial performance.

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

The principal objectives of asset/liability management are to evaluate the interest rate risk exposure of the Company; to determine the level of risk appropriate given the Company’s operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company’s interest rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its earnings and capital position to changes in the level of interest rates. The Company’s actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of the Company’s senior management. The committee closely monitors the Company’s interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.

Sensitivity Analysis

The Company’s primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk. The Company also utilizes market value analysis, which addresses changes in estimated net market value of equity arising from changes in the level of interest rates. The net market value of equity is estimated by separately valuing the Company’s assets and liabilities under varying interest rate environments. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net equity value to changes in interest rates and provides an additional measure of interest rate risk.

The interest rate sensitivity analysis performed by the Company incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model. The Company updates and prepares simulation modeling at least quarterly for review by senior management and the directors. The Company believes the data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Company’s net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.


Tables 15 and 15(a), Interest Rate Risk Indicators, set forth as of December 31, 2001 and 2000, the estimated changes in the Company’s net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table 15: Interest Rate Risk Indicators

	As of December 31, 2001 (dollars in thousands) Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
+400	$ 631	0.8%	$ (84,482)	(43.7%)
+300	1,123	1.4%	(53,360)	(27.6%)
+200	698	0.9%	(30,333)	(15.7%)
+100	(186)	(0.2%)	(11,231)	(5.8%)
0	0	0%	0	0%
-100	(334)	(0.4%)	1,846	1.0%
-200	(1,258)	(1.6%)	(1,692	(0.9%)
-300	n/a	n/a	n/a	n/a
-400	n/a	n/a	n/a	n/a

Table 15(a): Interest Rate Risk Indicators

	As of December 31, 2001 (dollars in thousands) Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
+400	$ (752)	(1.1%)	$ (79,954)	(41.7%)
+300	(431)	(0.6%)	(61,510)	(32.3%)
+200	103	0.1%	(40,766)	(21.4%)
+100	168	0.2%	(17,654)	(9.3%)
0	0	0%	0	0%
-100	(1,179)	(1.7%)	4,842	2.5%
-200	(3,074)	(4.3%)	(377)	(0.2%)
-300	(5,796)	(8.1%)	(14,435)	(7.6%)
-400	(8,883)	(12.4%)	(30,652)	(16.1%)

_________
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.


Another although less reliable monitoring tool for assessing interest rate risk is “gap analysis.” The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive” and by monitoring an institution’s interest sensitivity “gap.” An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities. A gap is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

Tables 16 and 16(a), Interest Sensitivity Gap, present the Company’s interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2001 and 2000. The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2001, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $46.5 million, representing a one-year gap to total assets ratio of (2.23%).

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps for the Company as of December 31, 2001 and 2000 are within policy guidelines. Management considers that the Company’s current level of interest rate risk is reasonable.


Table 16: Interest Sensitivity Gap as of December 31, 2001

	below 6 Mo.	above 6 Mo. above1 Yr.	above 1 Yr. below 3 Yrs	above 3 Yrs below 5 Yrs	above 5 Yrs below 10 Yrs	above 10 Yrs	Total
	(dollars in thousands)
Interest-earning assets:(1)
Construction loans	$226,785	$ 4,000	$ 2,581	$ 1,284	$ --	$ --	$234,650
Fixed-rate mortgage loans	55,894	39,456	129,272	97,285	158,105	172,712	652,724
Adjustable-rate mortgage loans	184,250	60,550	57,062	11,278	--	--	313,140
Fixed-rate mortgage-backed securities	8,421	8,143	41,922	27,563	25,418	17,357	128,824
Adjustable-rate mortgage-backed securities	74,579	3,562	--	--	--	--	78,141
Fixed-rate commercial/agricultural loans	13,181	10,950	36,882	25,072	8,655	1,285	96,025
Adjustable-rate commercial/agricultural loans	239,283	--	--	--	--	--	239,283
Consumer and other loans	27,170	8,472	15,561	6,817	3,981	--	62,001
Investment securities and interest-earning deposits	48,873	17,880	17,535	5,520	16,338	43,824	149,970
Total rate sensitive assets	878,436	153,013	300,815	174,819	212,497	235,178	1,954,758
Interest-bearing liabilities:(2)
Regular savings and NOW accounts	25,407	25,409	59,287	59,287	--	--	169,390
Money market deposit accounts	67,971	40,783	27,189	--	--	--	135,943
Certificates of deposit	419,725	249,007	105,815	29,583	5,558	114	809,802
FHLB advances	88,100	87,370	99,984	100,600	125,079	849	501,982
Other borrowings	59,826	--	--	--	--	--	59,826
Retail repurchase agreements	13,937	447	2,368	--	--	--	16,752
Total rate sensitive liabilities	674,966	403,016	294,643	189,470	130,637	963	1,693,695
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$203,470	$(250,003)	$ 6,172	$(14,651)	$81,860	$234,215	$261,063
Cumulative excess (deficiency) of interest-sensitive assets	$203,470	$(46,533)	$(40,361)	$(55,012)	$26,848	$261,063	$261,063
Cumulative ratio of interest-earning assets to interest-bearing liabilities	130.15%	95.68%	97.06%	96.48%	101.59%	115.41%	115.41%
Interest sensitivity gap to total assets	9.75%	(11.98%)	0.30%	(0.70%)	3.92%	11.22%	12.51%
Ratio of cumulative gap to total assets	9.75%	(2.23%)	(1.93%)	(2.64%)	1.29%	12.51%	12.51%
	(footnotes follow tables)


Table 16(a): Interest Sensitivity Gap as of December 31, 2000

	below 6 Mo.	above 6 Mo. below 1 Yr.	above 1 Yr. below 3 Yrs.	above 3 Yrs. below 5 Yrs.	above 5 Yrs. below 10 Yrs.	abovr 10 Yrs.	Total
	(dollars in thousands)
Interest-earning assets:(1)
Construction loans	$136,187	$55,635	$ 2,360	$ 1,159	$ --	$ --	$195,341
Fixed-rate mortgage loans	52,404	42,496	148,831	115,422	158,734	99,446	617,333
Adjustable-rate mortgage loans	169,556	55,251	69,860	22,877	--	--	317,544
Fixed-rate mortgage-backed securities	9,945	9,521	48,648	28,051	17,376	2,287	115,828
Adjustable-rate mortgage-backed securities	85,718	1,466	--	--	--	--	87,184
Fixed-rate commercial/agricultural loans	13,598	4,634	20,565	28,801	10,710	4,677	82,985
Adjustable-rate commercial/agricultural loans	219,228	--	--	--	--	--	219,228
Consumer and other loans	19,724	4,706	16,241	14,818	1,467	2,213	59,169
Investment securities and interest-earning deposits	35,851	2,350	39,895	24,076	9,395	61,156	172,723
Total rate sensitive assets	742,211	176,059	346,400	235,204	197,682	169,779	1,867,335
Interest-bearing liabilities:(2)
Regular savings and NOW accounts	17,989	17,990	41,976	41,976	--	--	119,931
Money market deposit accounts	66,985	40,191	26,794	--	--	--	133,970
Certificates of deposit	394,195	222,388	155,786	17,633	8,586	32	798,620
FHLB advances	107,280	103,000	236,390	39,500	20,079	849	507,098
Other borrowings	63,390	--	--	--	--	--	63,390
Retail repurchase agreements	6,253	197	1,224	2,046	1,429	--	11,149
Total rate sensitive liabilities	656,092	383,766	462,170	101,155	30,094	881	1,634,158
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$86,119	$(207,707)	$(115,770)	$134,049	$167,588	$168,898	$233,177
Cumulative excess (deficiency) of interest-sensitive assets	$86,119	$(121,588)	$(237,358)	$(103,309)	$64,279	$233,177	$233,177
Cumulative ratio of interest-earning assets to interest-bearing liabilities	113.13%	88.31%	84.20%	93.56%	103.94%	114.27%	114.27%
Interest sensitivity gap to total assets	4.34%	(10.48%)	(5.84%)	6.76%	8.45%	8.52%	11.76%
Ratio of cumulative gap to total assets	4.34%	(6.13%)	(11.97%)	(5.21%)	3.24%	11.76%	11.76%


Footnotes for Tables 16 and 16(a): Interest Sensitivity Gap
(1) Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the period in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments. Mortgage loans and other loans are not reduced for allowances for loan losses and non-performing loans. Mortgage loans, mortgage-backed securities, other loans, and investment securities are not adjusted for deferred fees and unamortized acquisition premiums and discounts.

(2) Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank’s regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(192.3) million, or (9.21%) of total assets at December 31, 2001 and $(232.3) million, or (11.72%) at December 31, 2000. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the earlier Table 13, Analysis of Net Interest Spread.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, borrowings, proceeds from loan principal and interest payments and sales of loans, and the maturity of and interest income on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, the Company purchased loans of $4.9 million, $17.0 million and $13.2 million, respectively while loan originations, net of repayments, totaled $346.3 million, $292.2 million and $272.7 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, increases in FHLB advances, other borrowings, and deposit growth. During the years ended December 31, 2001 and 2000, and the nine-month period ended December 31, 1999 the Company sold $270.3 million, $135.7 million and $99.3 million, respectively, of loans. FHLB advances decreased $5.1 million for the year ended December 31, 2001 and decreased $40.6 million and $58.3 million, respectively, for the year ended December 31, 2000, and the nine-month period ended December 31, 1999. Other borrowings increased $2.2 million for the years ended December 31, 2001, decreased $7.1 million for the year ended December 31, 2000 and increased $3.2 million for the nine months ended December 31, 1999. Net deposit growth was $103.1 million and $114.6 million for the years ended December 31, 2001 and 2000, and $86.7 million (excluding $40.6 million of deposits acquired with SCB) for the nine months ended December 31, 1999.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999, the Bank used its source of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At December 31, 2001, the Bank had outstanding loan commitments totaling $374.5 million including undisbursed loans in process totaling $334.4 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances which in aggregate may equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $837.6 million. Advances under this credit facility totaled $502.0 million, or 24.1% of the Bank’s assets at December 31, 2001.

At December 31, 2001, savings certificates amounted to $810.2 million, or 62.5%, of the Bank’s total deposits, including $669.1 million which were scheduled to mature by December 31, 2002. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.


Capital Requirements

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. Banner Bank, as a state-chartered, federally insured institution, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require the Company and its subsidiary Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets (see further discussion in Note 17 of the Notes to the Consolidated Financial Statements).

At December 31, 2001 the Company and its banking subsidiary, BB, exceeded all current regulatory capital requirements.

The most recent notifications from the FDIC or state banking regulators as of September 30, 2001, individually categorized BB as “well-capitalized” under the regulatory framework for prompt corrective action.

Table 17, Regulatory Capital Ratios, shows the regulatory capital ratios of the Company and its subsidiary Bank and minimum regulatory requirements for the Bank to be categorized as “well-capitalized.”

Table 17: Regulatory Capital Ratios

Capital Ratios	The Company	BB	"Well-capitalized" Minimum Ratio
Total capital to risk- weighted assets	11.57%	11.40%	10.00%
Tier 1 capital to risk- weighted assets	10.36	10.18	6.00
Tier 1 leverage capital weighted assets	7.71	7.56	5.00

Effect of Inflation and Changing Prices

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


ITEM 7 - Quantitative and Qualitative Disclosures about Market Risk

See pages 22-56 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 61.

ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable


Part III

ITEM 10 - Directors and Executive Officers of the Registrant

The information contained under the section captioned “Proposal I - Election of Directors” in the Registrant’s Proxy Statement is incorporated herein by reference.

Information regarding the executive officers of the Registrant is provided herein in Part I, Item 1 hereof.

Reference is made to the cover page of this Annual Report and the section captioned “Compliance with Section 16(a) of the Exchange Act” of the Proxy Statement for the Annual Meeting of the Stockholders regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11- Executive Compensation

Information regarding management compensation and transactions with management and others is incorporated by reference to the section captioned “Proposal I - Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

{a} Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Stockholders.

{b} Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Stockholders.

{c} Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13 - Certain Relationships and Related Transactions

The information contained under the sections captioned “Transactions with Management” in the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.


Part IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

{a}	{1}	Financial Statements
See Index to Consolidated Financial Statements on page 61.
	{2}	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

{b}	Reports on 8-K:
Reports on Form 8-K filed during the quarter ended December 31, 2001 are as follows:
Date Filed Purpose
None

{c}	Exhibits
See Index of Exhibits on page 101.


Signatures of Registrant

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

Banner Corporation

/s/ Gary Sirmon Gary Sirmon President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2002.

/s/ Gary Sirmon Gary Sirmon President and Chief Executive Officer; Director (Principal Executive Officer)	/s/ Lloyd W. Baker Lloyd W. Baker Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David Casper David Casper Director	/s/ Robert D. Adams Robert D. Adams Director

/s/ Steven Sundquist Steven Sundquist Director	/s/Jesse G. Foster Jesse G. Foster Director

/s/ D. Michael Jones D. Michael Jones Director	/s/ Dean W. Mitchell Dean W. Mitchell Chairman of the Board

/s/ Brent A. Orrico Brent A. Orrico Director	/s/Wilber Pribilsky Wilber Pribilsky Director

/s/ Margaret C. Langlie Margaret C. Langlie Director


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Banner CORPORATION AND SUBSIDIARIES
(Item 8 and Item 14 (a) (1))

Page
Report of Management..................................................................................................................................	62
Report of Audit Committee............................................................................................................................	62
Independent Auditors' Report........................................................................................................................	63
Consolidated Statements of Financial Condition as of December 31, 2001 and 2000......................................	64
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999, and the Nine Months Ended December 31, 1999..............................................................................................................	65
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999, and the Nine Months Ended December 31, 1999.........................................................................................	66
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999, and the Nine Months Ended December 31, 1999..........................................................................	67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999, and the Nine Months Ended December 31, 1999.......................................................................................................	69
Notes to the Consolidated Financial Statements..............................................................................................	71


March 12, 2002

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

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company’s management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Gary Sirmon, Chief Executive Officer      Lloyd W. Baker, Chief Financial Officer

March 12, 2002

Report of the Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors is comprised entirely of directors who are not employees of the Company. The Audit Committee has reviewed the audited financial statements of Banner Corporation with management of the Company, including a discussion of the quality of the accounting principles applied and significant judgments and estimates affecting the financial statements. The Audit Committee has also discussed with the outside auditors the auditors’ opinion of the quality of those principles and significant judgments as applied by management in preparation of the financial statements. In addition, the members of the Audit Committee have discussed among themselves, without management or the outside auditors present, the information disclosed to the committee by management and the outside auditors and have met regularly with the internal audit staff, without management present, to review compliance with approved policies and procedures. In reliance on these reviews and discussions, the Audit Committee believes that the financial statements of Banner Corporation and subsidiaries are fairly presented.

Robert D. Adams
Audit Committee Chairman


INDEPENDENT AUDITORS’ REPORT

Board of Directors
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Banner Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and the nine-month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte and Touche LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
March 12, 2002


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATEDSTATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2001 and 2000

	2001	2000
ASSETS
Cash and due from banks	$ 67,728	$ 67,356
Securities available for sale, cost $298,332 and $310,538
Encumbered	64,126	66,405
Unencumbered	237,721	242,393
	301,847	308,798

Securities held to maturity, fair value $14,902 and $18,269	14,828	17,717
Federal Home Loan Bank stock	30,840	28,807
Loans receivable:
Held for sale, fair value $43,647 and $8,011	43,235	7,934
Held for portfolio	1,549,742	1,479,149
Allowance for loan losses	(17,552)	(15,314)
	1,575,425	1,471,769

Accrued interest receivable	12,929	12,963
Real estate held for sale, net	3,011	3,287
Property and equipment, net	18,151	17,746
Costs in excess of net assets acquired (goodwill), net	31,437	34,617
Deferred income tax asset, net	1,443	2,337
Bank owned life insurance	9,151
Other assets	9,151	3,244
	$2,087,094	$1,982,831

LIABILITIES
Deposits:
Non-interest-bearing	$ 180,813	$ 140,779
Interest-bearing	1,114,998	1,051,936
	1,295,811	1,192,715

Advances from Federal Home Loan Bank	501,982	507,098
Other borrowings	76,715	74,538
Accrued expenses and other liabilities	17,591	10,857
Deferred compensation	2,655	2,293
Income taxes payable	--	1,535
	1,894,754	1,789,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, no shares issued	--	--
Common stock - $0.01 par value, 27,500,000 shares authorized, 13,201,418 shares issued: 11,634,159 shares and 12,005,302 shares outstanding at December 31, 2001 and 2000, respectively	126,844	133,839
Retained earnings	68,104	66,893
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	2,264	(1,125)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:
577,039 and 633,278 restricted shares outstanding at December 31, 2001 and 2000, respectively, at cost	(4,769)	(5,234)

Carrying value of shares held in trust for stock related compensation plans	(2,870)	(3,130)
Liability for common stock issued to deferred, stock related, compensation plan	2,767	2,552
	(103)	(578)
	192,340	193,795
	$2,087,094	$ 1,982,831

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for per share data)
For the Years Ended December 31, 2001, 2000 and 1999 and the Nine Months Ended December 31, 1999

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
INTEREST INCOME:			(Unaudited)
Loans receivable	$135,765	$ 131,394	$ 106,468	$ 82,107
Mortgage-backed securities	12,196	15,358	14,953	11,630
Securities and cash equivalents	9,705	11,546	10,081	7,295
	157,666	158,298	131,502	101,032

INTEREST EXPENSE:
Deposits	52,702	53,120	40,801	31,475
Federal Home Loan Bank advances	29,990	31,568	24,284	18,505
Other borrowings	3,252	4,906	4,275	3,221
	85,944	89,594	69,360	53,201
Net interest income before provision for loan losses	71,722	68,704	62,142	47,831
PROVISION FOR LOAN LOSSES	13,959	2,867	2,516	1,885
Net interest income	57,763	65,837	59,626	45,946

OTHER OPERATING INCOME:
Loan servicing fees	1,158	1,069	953	741
Other fees and service charges	5,704	5,251	4,398	3,367
Gain on sale of loans	4,575	2,517	1,989	1,157
Gain on sale of securities	687	63	6	2
Miscellaneous	1,341	351	266	248
Total other operating income	13,465	9,251	7,612	5,515

OTHER OPERATING EXPENSES:
Salary and employee benefits	29,865	26,392	23,121	17,503
Less capitalized loan origination costs	(4,897)	(3,519)	(3,262)	(2,572)
Occupancy and equipment	7,947	7,084	6,051	4,660
Information/computer data services	4,191	2,526	2,224	1,751
Advertising	1,171	788	688	514
Check kiting loss	8,100	--	--	--
Amortization of goodwill	3,180	3,170	3,047	2,364
Miscellaneous	10,079	10,061	8,004	6,302
Total other operating expenses	59,636	46,502	39,873	30,522
Income before provision for income taxes	11,592	28,586	27,365	20,939

PROVISION FOR INCOME TAXES	4,142	10,238	10,467	8,070

NET INCOME	$ 7,450	$ 18,348	$ 16,898	$ 12,869

Earnings per common share: see Notes 2 and 24
Basic	$ 0.67	$ 1.62	$ 1.46	$ 1.12
Diluted	$ 0.64	$ 1.60	$ 1.41	$ 1.09
Cumulative dividends declared per common share	$ 0.56	$ 0.52	$ 0.44	$ 0.33

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2001, 2000 and 1999 and the Nine Months Ended December 31, 1999
	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
			(Unaudited)
NET INCOME	$ 7,450	$18,348	$16,898	$12,869

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $2,107, $2,344, $(4,201) and $(4,123)	3,836	4,248	(7,767)	(7,626)
Less adjustment for gains included in net income, net of income tax of $240, $21, $2 and $1	(447)	(42)	(4)	(1)
Other comprehensive income (loss)	3,389	4,206	(7,771)	(7,627)

COMPREHENSIVE INCOME	$ 10,839	$22,554	$ 9,127	$ 5,242

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'; EQUITY
(in thousands)
For the Years Ended December 31, 2001, 2000 and 1999 and the Nine Months Ended December 31, 1999

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
COMMON STOCK:			(Unaudited)
Balance, beginning of period	$ 133,839	$ 123,204	$ 122,049	$130,770
Issuance of stock in connection with acquisitions	--	53	11,516	--
Assumption of options in connection with acquisitions	--	--	527	--
Net proceeds (cost) of common stock reissued for exercised stock options	2,277	578	100	80
Issuance of shares--10% stock dividend: see Note 2	--	14,731	--	--
Purchase and retirement of common stock	(10,162)	(5,373)	(12,515)	(8,572)
Net issuance of stock through employees' stock plans, including tax benefit	890	646	1,527	926
Balance, end of period	126,844	133,839	123,204	123,204

RETAINED EARNINGS:
Balance, beginning of period	66,893	69,170	57,273	59,958
Net income	7,450	18,348	16,898	12,869
Issuance of shares--10% stock dividend	--	(14,731)	--	--
Cash dividends	(6,239)	(5,887)	(5,001)	(3,657)
Other	--	(7)	--	--
Balance, end of period	68,104	66,893	69,170	69,170

ACCUMULATED OTHER COMPREHENSIVE INCOME (loss):
Balance, beginning of period	(1,125)	(5,331)	2,440	2,296
Other comprehensive income (loss), net of related income taxes	3,389	4,206	(7,771)	(7,627)
Balance, end of period	2,264	(1,125)	(5,331)	(5,331)
UNEARNED, RESTRICTED ESOP SHARES AT COST:
Balance, beginning of period	(5,234)	(6,162)	(6,781)	(6,781)
Release of earned ESOP shares	465	928	619	619
Balance, end of period	(4,769)	(5,234)	(6,162)	(6,162)

CARRYING VALUE OF SHARES HELD IN TRUST FOR STOCK RELATED COMPENSATION PLANS:
Balance, beginning of period	$ (578)	$ (1,708)	$ (4,098)	$ (2,635)
Cumulative effect of change in accounting for Rabbi Trust: see Note 1	--	--	673	--
Stock issued to fund Rabbi Trust plans	--	--	(601)	--
Net change in number and/or valuation of shares held in trust	4	140	1,095	5
Issuance of stock for MRP grant	(52)	(62)	(52)	(52)
Amortization of compensation related to MRP	523	1,052	1,275	974
Balance, end of period	(103)	(578)	(1,708)	(1,708)
TOTAL STOCKHOLDERS' EQUITY	$ 192,340	$ 193,795	$ 179,173	$ 179,173

continued on next page


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2001, 2000 and 1999 and the Nine Months Ended December 31, 1999
(Continued from prior page)

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
COMMON STOCK, SHARES ISSUED:*			(Unaudited)
Number of shares, beginning of period	13,201	13,201	13,201	13,201
Number of shares, end of period	13,201	13,201	13,201	13,201
LESS COMMON STOCK RETIRED/REPURCHASED:*
Number of shares, beginning of period	(1,196)	(864)	(769)	(388)
Purchase and retirement of common stock	(569)	(394)	(693)	(487)
Reissuance of common stock to deferred compensation plan and/or exercised stock options	198	70	44	13
Stock issued in acquisitions	--	2	558	--
Repurchase of stock forfeited from MRP	--	(10)	(4)	(2)
Shares of stock retired/repurchased, end of period	(1,567)	(1,196)	(864)	(864)
SHARES OUTSTANDING, END OF PERIOD *	11,634	12,005	12,337	12,337
UNEARNED, RESTRICTED ESOP SHARES:*
Number of shares, beginning of period	(633)	(746)	(821)	(821)
Release of earned shares	56	113	75	75
Number of shares, end of period	(577)	(633)	(746)	(746)
* Adjusted for stock dividends: see Note 2.

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2001, 2000 and 1999 and the Nine Months Ended December 31, 1999

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
OPERATING ACTIVITIES:			(Unaudited)
Net income	$ 7,450	$ 18,348	$ 16,898	$ 12,869
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(973)	678	(303)	(302)
Depreciation	3,021	2,718	2,369	1,764
Loss (gain) on sale of securities	(687)	(63)	(6)	(2)
Increase in cash surrender value of bank owned life insurance	(1,114)	(348)	(331)	(242)
Net amortization of premiums and discounts on investments	89	86	655	325
Amortization of costs in excess of net assets acquired	3,180	3,170	3,047	2,364
Amortization of MRP compensation liability	523	1,052	1,275	974
Loss (gain) on disposal of equipment	166	41	(7)	(7)
Loss (gain) on sale of loans	(4,468)	(2,121)	(1,619)	(1,029)
Net change in deferred loan fees, premiums and discounts	(980)	765	1,931	1,934
Loss (gain) on disposal of real estate held for sale	123	43	(50)	(61)
Amortization of mortgage servicing rights	574	251	296	215
Capitalization of mortgage servicing rights from sale of mortgages with servicing retained	(107)	(395)	(370)	(128)
Provision for losses on loans and REO	14,050	3,058	2,516	1,885
FHLB stock dividend	(2,033)	(1,727)	(1,722)	(1,287)
Net change in:
Loans held for sale	(35,301)	1,585	5,187	1,737
Accrued interest receivable	34	(2,231)	(1,345)	(454)
Other assets	(6,136)	(136)	1,233	238
Deferred compensation	514	463	520	382
Accrued expenses and other liabilities	6,779	(3)	1,599	2,512
Income taxes payable	(1,535)	(601)	1,261	1,092
Net cash (used) provided by operating activities	(16,831)	24,633	33,034	24,779
INVESTING ACTIVITIES:
Purchases of securities available for sale	(125,381)	(17,969)	(116,025)	(45,021)
Principal repayments and maturities of securities available for sale	133,351	42,303	106,384	53,120
Sales of securities available for sale	4,828	21,703	6,260	5,829
Purchases of securities held to maturity	--	(4,759)	(12,058)	(12,058)
Principal repayments and maturities of securities held to maturity	2,896	830	586	449
Origination of loans, net of principal repayments	(346,316)	(292,237)	(340,904)	(272,692)
Purchases of loans and participating interest in loans	(4,860)	(11,986)	(40,236)	(13,171)
Sales of loans and participating interest in loans	270,254	135,670	143,799	99,316
Net sales (purchases) of FHLB stock	--	(2,537)	269	(119)
Proceeds from sale of property and equipment	23	19	10	10
Purchases of property and equipment	(3,615)	(3,887)	(2,539)	(1,866)
Additional investment in real estate held for sale, net of insurance proceeds	(286)	(88)	(426)	(346)
Proceeds from sale of real estate held for sale	4,507	1,608	3,395	2,407
Funds transferred to deferred compensation plans	(131)	(136)	(489)	(99)
(Investment in) proceeds from bank owned life insurance	(5,000)	(10,000)	280	280
Acquisitions, net of cash acquired	--	(6)	(874)	(5,423)
Net cash used by investing activities	(69,730)	(141,472)	(252,568)	(189,384)

continued on next page


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2001, 2000 and 1999 and the Nine Months Ended December 31, 1999
(continued from prior page)

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
FINANCING ACTIVITIES:			(Unaudited)
Increase (decrease) in deposits	$ 103,096	$ 114,563	$ 142,885	$ 86,302
Proceeds from FHLB advances	213,064	873,179	477,153	420,90
Repayment of FHLB advances	(218,180)	(832,605)	(411,480)	(362,628)
Proceeds from repurchase agreement borrowings	9,430	993	4,500	4,500
Repayment of repurchase agreement borrowings	(12,994)	(4,301)	(12,246)	(10,492)
Increase (decrease) in other borrowings	5,638	(3,705)	5,029	9,180
Compensation expense recognized for shares released for allocation to participants of the ESOP:
Original basis of shares	465	928	619	619
Excess of fair value of released shares over basis	579	582	685	686
Cash dividends paid	(6,284)	(5,553)	(4,694)	(3,709)
Net (cost) proceeds from exercised stock options	2,277	578	100	80
Repurchases of stock, net of forfeitures	(10,158)	(5,233)	(12,481)	(8,567)
Net cash provided by financing activities	86,933	139,426	190,07	136,871
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	372	22,587	(29,464)	(27,734)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	67,356	44,769	74,233	72,503
CASH AND DUE FROM BANKS, END OF PERIOD	$ 67,728	$ 67,356	$ 44,769	$ 44,769

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 86,684	$ 88,444	$ 70,719	$ 54,792
Taxes paid	7,580	10,161	9,037	7,298
Non-cash transactions:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate held for sale	4,159	1,922	3,890	3,854
Net change in accrued dividends payable	45	336	333	52
Net change in unrealized gain (loss) in deferred compensation trust and related liability	184	113	2,17	66
Stock issued to Rabbi Trust/MRP	52	86	653	52
Stock forfeited by MRP	4	5	34	5
Recognize tax benefit of vested MRP shares	259	2	188	188
Non-cash portion of 10% stock dividend	--	14,731	--	--

The following summarizes the non-cash activities relating to acquisitions:
Fair value of assets acquired	$	$(48)	$(157,278)	$(51,374)
Fair value of liabilities assumed		--	134,917	41,201
Fair value of stock issued and options assumed to acquisitions' shareholders	--	48	12,043	--
Cash paid out in acquisition	--	--	(10,318)	(10,173)
Less cash acquired	--	--	9,444	4,750
Net cash acquired (used)	$ --	$ --	$ (874)	$ (5,423)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities for its wholly owned subsidiary, Banner Bank (BB or the Bank). BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and, as of January 1, 2002, its 39 branch offices and six loan production offices located in 18 counties in Washington, Oregon and Idaho.

The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the FDIC.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits, Federal Home Loan Bank (FHLB) advances and repurchase agreements. Net interest income is a function of the Company’s interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.

In addition to interest income on loans and securities, the Bank receives other income from deposit service charges, loan origination and servicing fees and from the sale of loans and investments.

Change in Fiscal Year End: During May of 1999, the Company announced its decision to change its fiscal year from April 1 through March 31 to January 1 through December 31. Results of operations are shown for the nine-month transition period April 1, 1999 through December 31, 1999.

Principles of Consolidation: The consolidated financial statements include the accounts of BANR and its wholly owned subsidiary, BB. All material intercompany transactions, profits and balances have been eliminated.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements. The Company has used significant estimates in determining reported reserves and allowances for loan losses, goodwill, tax liabilities and other contingencies.

Securities: Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity due to decreases in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income, a component of stockholders’ equity, until realized. Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

Loans Receivable: The Bank originates mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis. The Bank also originates commercial, financial, agribusiness and installment credit loans for portfolio investment. Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts, and premiums. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Interest is accrued as earned unless management doubts the collectibility of the loan or the unpaid interest. Interest accruals are generally discontinued when loans become 90 days past due for interest. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Future collection of interest is included in interest income based upon an assessment of the likelihood that the loans will be repaid or recovered. A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the loan may be uncollectible. Such interest is then recognized as income only if it is ultimately collected.

Allowance for Loan Losses: The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated


for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance, and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Bank’s loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company’s historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The unallocated allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

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

Loan Origination and Commitment Fees: Loan origination fees, net of certain specifically defined direct loan origination costs, are deferred and recognized as an adjustment of the loans’ interest yield using the level-yield method over the contractual term of each loan adjusted for actual loan prepayment experience. Net deferred fees or costs related to loans held for sale are recognized in income at the time the loans are sold. Loan commitment fees are deferred until the expiration of the commitment period unless management believes there is a remote likelihood that the underlying commitment will be exercised, in which case the fees are amortized to fee income using the straight-line method over the commitment period. If a loan commitment is exercised, the deferred commitment fee is accounted for in the same manner as a loan origination fee. Deferred commitment fees associated with expired commitments are recognized as fee income.

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the principal balance of the defaulted loan. Development, improvement, and direct holding costs relating to the property are capitalized. The carrying value of such property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value. Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized. The amounts the Bank will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of future market factors beyond the Bank’s control or because of changes in the Bank’s strategy for recovering the investment.

Property and Equipment: The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year at rates adequate to charge off the related costs over their estimated useful lives:

     Buildings and leased improvements.................................................10-30 years
       Furniture and equipment................................................................... 3-10 years

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

Costs in Excess of Net Assets Acquired: Costs in excess of net assets acquired (goodwill) is an intangible asset arising from the Company’s acquisitions. Through December 31, 2001, goodwill has been amortized on a straight-line basis over the 14-year period of expected benefit. The Company periodically evaluates goodwill for impairment. This policy will be modified due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, (see Note 2).

Mortgage Servicing Rights: Purchased servicing rights represent the cost of acquiring the right to service mortgage loans. Originated servicing rights are recorded when mortgage loans are originated and subsequently sold or securitized with the servicing rights retained. The total cost of


mortgage loans sold is allocated to the servicing rights and the loans (without the servicing rights) based on relative fair values. The cost relating to purchased and originated servicing is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

The Bank assesses the fair value of unamortized servicing rights for impairment on a stratum by stratum basis every quarter by using secondary market quotes for comparable packages of serviced loans and a valuation model that calculates the present value of future cash flows using market discount rates and market based assumptions for prepayment speeds, servicing costs and ancillary income for those pools of serviced mortgages for which secondary market quotes are not readily available. For purposes of measuring impairment, the servicing rights are stratified based on their interest rate, original and remaining terms to maturity and balances outstanding.

Derivative Instruments: In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company adopted SFAS No. 133 effective on January 1, 2001. The adoption did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Transfers and Servicing of Financial Assets: In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions of this statement did not have a material effect on the Company’s financial position or results of operations.

Income Taxes: The Company files a consolidated income tax return including all of its wholly owned subsidiaries on a calendar year basis. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. Where state income tax laws do not permit consolidated income tax returns, applicable state income tax returns are filed.

Stock Compensation Plans: The Company loaned the Employees Stock Ownership Plan (ESOP) the funds necessary to fund the purchase of 8% of the Company’s initial public offering of common stock. The loan to the ESOP will be repaid principally from the Company’s contribution to the ESOP, and the collateral for the loan is the Company’s common stock purchased by the ESOP. As the debt is repaid, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants’ accounts. As shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest (see additional discussion in Note 15). The Company stock purchased for a Rabbi Trust obligation and the related liability for deferred compensation are recorded at acquisition cost.

Average Balances: Average balances are obtained from the best available daily, weekly or monthly data, which the Company’s management believes approximate the average balances calculated on a daily basis.

Reclassification: Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation.

Note 2: RECENT DEVELOPMENTS AND ACQUISITIONS

Restatement of Financial Statements: On September 17, 2001, the Company announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer, as well as activities designed to conceal credit weaknesses of several loan customers. Upon further review, the Company determined that it would be necessary to file amended quarterly reports on Form 10-Q/A for each of the quarters ended March 31, 2001 and June 30, 2001, to recognize charges in those periods which appropriately reflect the timing of losses incurred as a result of the check kiting and credit manipulation activities. For the restated quarter ended March 31, 2001, the Company recorded an expense of $3.6 million ($2.3 million after tax) as a result of the check kiting scheme. During the restated quarter ended June 30, 2001, the Company recorded $2.6 million ($1.7 after tax) of expense related to the check kiting scheme and an additional $2.0 million ($1.3 million after tax) was added to the provision for loan losses. The Company recorded an additional expense of $1.9 million in the quarter ended September 30, 2001, with respect to the check kiting scheme and also recognized $4.2 million and $4.0 million, respectively of additional provision for loan losses associated with the credit manipulation in the quarters ended September 30, 2001 and December 31, 2001. The changes in the financial statements resulted in restated net income of $1.6 million for the quarter ended June 30, 2001, compared to $4.6 million as previously reported. For the six months ended June 30, 2001, restated net income was $3.9 million compared to $9.2 million as previously reported.

Subsequent Event: On February 25, 2002, the Company announced that it expected to record an additional $1.9 million of loan loss provision in the quarter ended March 31, 2002, as a recent result of further deterioration in the quality of five of the problem loans


associated with the former senior lending officer as referenced above. All five of these problem credits were identified in 2001 with associated loss provisions recorded in that year and workout plans were developed for each of these credits at that time. However, they have not performed as planned, prompting the Company to announce the expected additional loan loss provision.

Name Change/Consolidation of Banking Operations: On October 30, 2000, First Washington Bancorp, Inc. (FWWB) changed its name to Banner Corporation in conjunction with a consolidation of banking operations affecting its banking subsidiaries. Towne Bank (TB) merged with First Savings Bank of Washington (FSBW), FSBW converted from a Washington state-chartered savings bank to a Washington state-chartered commercial bank and changed its name, along with the names of its divisions, Whatcom State Bank and Seaport Citizens Bank, to Banner Bank. At the same time, Inland Empire Bank (IEB) changed its name to Banner Bank of Oregon (BBO). The combination was designed to strengthen the Company by more effectively sharing the resources of the existing subsidiaries, improving operating efficiency and developing a broader regional brand identity. The Banks adopted one name, Banner Bank, and were united under the leadership of an experienced management team. The same ten individuals became members of the Board of Directors of the Company and each of the Banks. Final integration of all data processing into a common system was completed by December 31, 2001. In light of the Gramm-Leach-Bliley financial modernization legislation, the Company initially chose to retain a separate charter for Banner Bank of Oregon (formerly IEB) and to operate two banking subsidiaries. However, with release of the FHLB’s implementing procedures, including rules expanding eligible collateral for members not qualifying as community financial institutions, the Company determined that the potential benefits of additional borrowing capacity were not as substantial as the efficiencies it would derive by operating under a single bank charter. Therefore, the Company merged BB and BBO on September 1, 2001, with BB, the surviving entity, operating as a Washington state-chartered commercial bank.

Declaration of 10% Stock Dividend: On October 19, 2000 BANR’s Board of Directors declared a 10% stock dividend payable November 10, 2000 to shareholders of record on October 31, 2000. All earnings per share and share data have been adjusted to reflect the 10% stock dividend.

Recently Issued Accounting Standards: In July 2001, the FASB issued SFAS No. 141, Business Combinations, which applies to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for using the purchase method of accounting; the use of the pooling-of-interests method is no longer permitted. The purchase method of accounting requires goodwill to be measured as the excess of the cost of an acquired entity over the estimated fair value of net amounts assigned to assets acquired and liabilities assumed. This statement also addresses the disclosures required in the financial statements pertaining to business combinations. The provisions of this statement did not have a material effect on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill must be allocated to each reporting unit and must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation which compares the implied fair value of goodwill to its carrying amount must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The Company will be required to adopt this statement on January 1, 2002. The adoption of this statement is expected to have a material impact on the Company’s results of operations. Goodwill will no longer be amortized, which will reduce other operating expenses by an estimated $793,000 per quarter, or $3.2 million a year, with a corresponding increase in net income.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. The statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. The statement became effective January 1, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Bank.

Mortgage Lending Subsidiary: On April 1, 2000 BB opened a new mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, with John Satterberg as President. Primary lending activities for CFC are in the area of construction and permanent financing for one- to four-family residential dwellings. CFC, an Oregon corporation, functions as a wholly-owned subsidiary of BB. BB has capitalized CFC with $2 million of equity capital and provides funding support for CFC’s lending operations.

Acquisition of Oregon Business Bank: On January 1, 2002, the Company completed the acquisition of Oregon Business Bank (OBB). BB paid $10.0 million in cash for all the outstanding common shares of OBB, which was headquartered in Lake Oswego, Oregon. As a result of the merger of OBB into BB, OBB operates as a division of BB. The acquisition was accounted for as a purchase and resulted in the recording of approximately $4.7 million of costs in excess of the fair value of OBB’s net assets acquired (goodwill). In addition, approximately $714,000 of core deposit intangibles was recorded which will be amortized on an accelerated basis over an estimated five-year period resulting in a first-year charge to earnings of $286,000. Opened in 1999, OBB was an Oregon state-chartered commercial community bank which had, before recording of purchase accounting adjustments, approximately $39 million in total assets, $33 million


in deposits, $33 million in loans, and $4.7 million in shareholders' equity at December 31, 2001. OBB operates one full service branch in Lake Oswego, Oregon.

Acquisition of Seaport Citizens Bank: On April 1, 1999, the Company and FSBW (now operating as BB) completed the acquisition of Seaport Citizens Bank (SCB). FSBW paid $10.1 million in cash for all the outstanding common shares of SCB, which was headquartered in Lewiston, Idaho. As a result of the merger of SCB into FSBW, SCB became a division of FSBW. The acquisition was accounted for as a purchase and resulted in the recording of $6.1 million of costs in excess of the fair value of SCB’s net assets acquired (goodwill). As noted above, effective January 1, 2002, goodwill will no longer be subject to amortization but will be evaluated for impairment on at least an annual basis. Founded in 1979, SCB was a commercial bank which had, before recording of purchase accounting adjustments, approximately $45 million in total assets, $41 million in deposits, $27 million in loans, and $4.1 million in shareholders’ equity at March 31, 1999. SCB operated two full service branches in Lewiston, Idaho. SCB’s results of operations are included in the Company’s consolidated results of operations and financial statements for all periods subsequent to April 1,1999.

Acquisition of Whatcom State Bancorp, Inc.: On January 1, 1999 the Company completed the acquisition of Whatcom State Bancorp, Inc.

The Company paid $12.1 million in common stock for all the outstanding common shares and stock options of Whatcom State Bancorp, Inc., which was the holding company for Whatcom State Bank (WSB), headquartered in Bellingham, Washington. As a result of the merger of Whatcom State Bancorp, Inc. into the Company, WSB became a division of FSBW (now operating as BB). The acquisition was accounted for as a purchase and resulted in the recording of approximately $6.0 million of costs in excess of the fair value of Whatcom State Bancorp, Inc. net assets acquired (goodwill). As noted above, effective January 1, 2002, goodwill will no longer be subject to amortization but will be evaluated for impairment on at least an annual basis. Founded in 1980, WSB was a community commercial bank which had, before recording of purchase accounting adjustments, approximately $99 million in total assets, $85 million in deposits, $79 million in loans, and $5.4 million in shareholders’ equity at December 31, 1998. WSB operated five branches in the Bellingham, Washington, area—Bellingham, Ferndale, Lynden, Blaine and Point Roberts. WSB’s results of operations are included in the Company’s consolidated results of operations and financial statements for all periods subsequent to January 1, 1999.


Note 3: CASH AND DUE FROM BANKS

Cash and due from banks consisted of the following (in thousands):
	December 31 2001	December 31 2000
Cash on hand and due from banks	$ 55,320	$ 52,053
Cash equivalents:
Short-term cash investments	10,008	4,073
Federal funds sold	2,400	11,230
	$ 67,728	$ 67,356

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $26.0 million and $12.5 million at December 31, 2001 and 2000, respectively.

Note 4: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (in thousands):

	December 31, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total
U.S. Government and agency obligations	$ 50,535	$ 750	$ --	$ 51,285	16.99%
Municipal bonds:
Taxable	5,315	97	(239)	5,173	1.71%
Tax exempt	21,093	601	(125)	21,569	7.15%
Corporate bonds	15,962	--	(1,135)	14,827	4.91%
Mortgage-backed securities:
FHLMC certificates	1,509	37	(2)	1,544	0.51%
FHLMC collateralized mortgage obligations	35,738	549	(69)	36,218	12.00%
Total FHLMC mortgage-backed securities	37,247	586	(71)	37,762	12.51%
GNMA certificates	37,840	166	(103)	37,903	12.56%
GNMA collateralized mortgage obligations	566	1	--	567	0.19%
Total GNMA mortgage-backed securities	38,406	167	(103)	38,470	12.75%
FNMA certificates	17,744	162	(18)	17,888	5.93%
FNMA collateralized mortgage obligations	57,191	396	(188)	57,399	19.02%
Total FNMA mortgage-backed securities	74,935	558	(206)	75,287	24.95%
Other mortgage backed securities	8,000	--	--	8,000	2.65%
Other collateralized mortgage obligations	45,480	711	(275)	45,916	15.21%
Equities:
FHLMC stock	1,026	2,029	(2)	3,053	1.01%
FNMA stock	303	100	--	403	0.13%
FARMERMAC stock	10	65	--	75	0.02%
Miscellaneous equities	20	7	--	27	0.01%
	$298,332	$ 5,671	$ (2,156)	$301,847	100.00%

Proceeds from sales of securities during the year ended December 31, 2001 were $4,828,000. Gross gains of $687,000 and gross losses of $0 were realized on those sales.


Note 4: SECURITIES AVAILABLE FOR SALE (continued)

	December 31, 2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total
U.S. Government and agency obligations	$ 61,468	$ 181	$ (224)	$ 61,425	19.89%
Municipal bonds:
Taxable	5,354	20	(259)	5,115	1.66
Tax exempt	25,383	583	(193)	25,773	8.35
Corporate bonds	21,350	--	(915)	20,435	6.62
Mortgage-backed securities:
FHLMC certificates	3,025	40	(21)	3,044	0.99
FHLMC collateralized mortgage obligations	38,643	29	(1,284)	37,388	12.10
Total FHLMC mortgage-backed securities	41,668	69	(1,305)	40,432	13.09
GNMA certificates	16,808	76	(242)	16,642	5.39
GNMA collateralized mortgage obligations	7,220	19	(39)	7,200	2.33
Total GNMA mortgage-backed securities	24,028	95	(281)	23,842	7.72
FNMA certificates	5,311	81	(27)	5,365	1.74
FNMA collateralized mortgage obligations	67,641	482	(1,700)	66,423	21.51
Total FNMA mortgage-backed securities	72,952	563	(1,727)	71,788	23.25
Other collateralized mortgage obligations	56,987	129	(1,097)	56,019	18.14
Equities:
FHLMC stock	1,035	2,479	--	3,514	1.14
FNMA stock	303	101	--	404	0.13
FARMERMAC stock	10	34	--	44	0.01
Miscellaneous equities	--	7	--	7	--
	$310,538	$ 4,261	$(6,001)	$308,798	100.00%

Proceeds from sales of securities during the year ended December 31, 2000 were $21,703,000. Gross gains of $957,000 and gross losses of $894,000 were realized on those sales.

At December 31, 2001 and 2000, the Company’s investment portfolio did not contain any securities of an issuer (other than the U.S. Government, its agencies and U.S. Government sponsored enterprises) which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at that date.

The amortized cost and estimated fair value of securities available for sale at December 31, 2001 and 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2001		December 31, 2000
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
Due in one year or less	$ 13,943	$ 14,097	$ 12,034	$ 12,016
Due after one year through five years	53,042	53,938	61,413	61,449
Due after five years through ten years	20,250	20,427	24,991	24,785
Due after ten years	209,738	209,827	210,752	206,579
	296,973	298,289	309,190	304,829
Equity securities	1,359	3,558	1,348	3,969
	$298,332	$301,847	$310,538	$308,798


Note 5: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (in thousands):

	December 31, 2001
	Percent of total	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FHLMC certificates	7.16%	$ 1,062	$ 43	$ --	$ 1,105
FNMA certificates	4.64	688	29	--	717
	11.80	1,750	72	--	1,822
Municipal bonds:
Taxable	7.42	1,100	34	--	1,134
Tax exempt	14.19	2,104	36	--	2,140
Corporate bonds	47.21	7,000	--	(67)	6,933
Asset-backed securities	19.38	2,874	--	(1)	2,873
	100.00%	$ 14,828	$ 142	$ (68)	$ 14,902
	December 31, 2000
	Percent of total	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FHLMC certificates	11.24%	$ 1,992	$ 44	$ --	$ 2,036
Municipal bonds:
Taxable	5.63	997	8	--	1,005
Tax exempt	13.76	2,438	34	(27)	2,445
Corporate bonds	39.51	7,000	493	--	7,493
Asset-backed securities	29.86	5,290	--	--	5,290
	100.00%	$ 17,717	$ 579	$ (27)	$ 18,269

The amortized cost and estimated fair value of securities held to maturity at December 31, 2001 and 2000, by contractual maturity, are shown below (in thousands):

	December 31, 2001		December 31, 2000
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value
Due in one year or less	$ 375	$ 382	$ 227	$ 226
Due after one year through five years	4,772	4,826	7,557	7,562
Due after five years through ten years	102	110	102	113
Due after ten years	9,579	9,584	9,831	10,368
	$14,828	$14,902	$17,717	$18,269


Note 6: ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities and cash equivalents for the periods indicated (in thousands):

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
		(Unaudited)
Taxable interest income	$ 5,952	$ 7,853	$ 6,239	$ 4,409
Tax-exempt interest income	1,619	1,859	2,036	1,517
Other stock--dividend income	101	106	85	83
Federal Home Loan Bank stock--dividend income	2,033	1,728	1,721	1,286
Total income from securities and cash equivalents	$ 9,705	$ 11,546	$ 10,081	$ 7,295

Note 7: LOANS RECEIVABLE

Loans receivable at December 31, 2001 and 2000 are summarized as follows (in thousands) (includes loans held for sale):

	December 31, 2001		December 31, 2000*
	Amount	Percent	Amount	Percent
Loans:
Secured by real estate:
One- to four-family	$ 422,456	26.52%	$ 418,057	28.11%
Commercial	363,560	22.82	366,071	24.62
Multifamily	79,035	4.96	84,282	5.67
Construction and land	335,798	21.08	271,273	18.24
Commercial business	270,022	16.95	228,676	15.38
Agricultural business	76,501	4.80	67,809	4.56
Consumer, credit card and other	45,605	2.87	50,915	3.42
Total loans	1,592,977	100.00%	1,487,083	100.00%
Less allowance for loan losses	17,552		15,314
Total net loans at end of period	$1,575,425		$1,471,769

* Amounts have been reclassified to conform to the current periods presentation.

Loan amounts are net of unearned, unamortized loan fees of $5,945,000 and $6,005,000 at December 31, 2001 and 2000, respectively.

A substantial portion of the loans are to borrowers in the states of Washington, Oregon and Idaho. Accordingly, their ultimate collectivity is particularly susceptible to changes in market and economic conditions within these states.

Loans serviced for others totaled $224,034,000 and $284,551,000 at December 31, 2001 and 2000, respectively. Custodial accounts maintained in connection with this servicing totaled $4,432,000 and $2,469,000 at December 31, 2001 and 2000, respectively.

The Bank’s outstanding loan commitments totaled $374,458,000 and $262,418,000 at December 31, 2001 and 2000, respectively. In addition, the Bank had outstanding commitments to sell loans of $48,303,000 at December 31, 2001.


The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

	December 31 2001		December 31 2000
	Loan amount	Allocated reserves	Loan amount	Allocated reserves
Impaired loans:
Non-accrual	$ 16,659	$ 1,783	$ 3,865	$ 133
Accrual	--	--	--	--
	$ 16,659	$ 1,783	$ 3,865	$ 133

The average balance of impaired loans and the related interest income recognized were as follows:

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
(Unaudited)
Average balance of impaired loans	$ 8,923	$ 3,899	$ 3,455	$ 3,447
Interest income recognized	--	--	--	--

The Bank originates both adjustable- and fixed-rate loans. At December 31, 2001, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31 2001	December 31 2000
Fixed-rate (term to maturity):
Due in one year or less	$ 98,438	$ 49,844
Due after one year through three years	78,152	80,466
Due after three years through five years	108,710	95,240
Due after five years through ten years	152,968	142,888
Due after ten years	349,197	342,179
	$ 787,465	$ 710,617
Adjustable-rate (term to rate adjustment):
Due in one year or less	$ 772,367	$ 601,110
Due after one year through three years	14,501	65,676
Due after three years through five years	15,574	70,911
Due after five years through ten years	3,070	32,173
Due after ten years	--	6,596
	$ 805,512	$ 776,466

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the Bank’s internal cost of funds, the FHLB’s National Cost of Funds Index and 11th District Cost of Funds, One Year Constant Maturity Treasury Index, or Prime Rate (The Wall Street Journal). Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that primarily have been utilized to fund these loans.


Note 8: ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses is as follows (in thousands):

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
		(Unaudited)
Balance, beginning of period	$ 15,314	$ 13,541	$ 10,718	$ 12,261
Allowance added through business combinations	--	--	1,554	477
Sale of credit card portfolio	--	(174)	--	--
Provision	13,959	2,867	2,516	1,885
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	2	2	2	--
Commercial	--	2	--	1
Multifamily	--	--	--	--
Commercial business	118	40	458	450
Agricultural business	--	1	6	6
Consumer, credit card and other	22	66	21	11
	142	111	487	468
Loans charged off:
Secured by real estate:
One- to four-family	(97)	(90)	(532)	(532)
Commercial	--	(31)	(29)	--
Multifamily	--	--	--	--
Construction and land	(107)	(12)	(33)	(24)
Commercial business	(10,541)	(403)	(856)	(841)
Agricultural business	(208)	(16)	(19)	(19)
Consumer, credit card and other	(910)	(479)	(265)	(134)
	(11,863)	(1,031)	(1,734)	(1,550)
Net charge-offs	(11,721)	(920)	(1,247)	(1,082)
Balance, end of period	$ 17,552	$ 15,314	$ 13,541	$ 13,541
Ratio of allowance to net loans before allowance for loan losses	1.10%	1.03%	1.02%	1.02%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.75%	0.06%	0.10%	0.09%

The following is a schedule of the Company’s allocation of the allowance for loan losses (in thousands):

	December 31 2001	December 31 2000	December 31 1999
Specific or allocated loss allowance:
Secured by real estate:
One- to four-family	$ 2,366	$ 2,256	$ 2,334
Commercial	3,967	4,556	3,685
Multifamily	593	731	588
Construction and land	3,431	2,738	1,638
Commercial business	4,660	3,540	2,330
Agricultural business	990	170	500
Consumer, credit card and other	774	879	1,023
Total allocated	16,781	14,870	12,098
Unallocated	771	444	1,443
Total allowance for loan losses	$ 17,552	$ 15,314	$ 13,541
Ratio of allowance for loan losses to non-performing loans	0.97%	1.83%	2.67%
Allowance for loan losses as a percent of net loans (loans receivable excluding allowance for losses)	1.10%	1.03%	1.02%


Note 9: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2001 and 2000 are summarized as follows (in thousands):

	December 31 2001	December 31 2000
Buildings and leasehold improvements	$ 18,751	$ 17,789
Furniture and equipment	17,247	15,320
	35,998	33,109
Less accumulated depreciation	20,171	17,694
	15,827	15,415
Land	2,324	2,331
	$ 18,151	$ 17,746

Note 10: DEPOSITS

Deposits consist of the following at December 31, 2001 and 2000 (in thousands):

	December 31 2001	Percent of Total	December 31 2000	Percent of Total
Demand, NOW and money market accounts, including non-interest-bearing deposits at December 31, 2001 and 2000 of $180,813 and $140,779, respectively, 0% to 6%	$443,376	34.22%	$349,636	29.32%
Regular savings, 2% to 6%	42,228	3.26	44,427	3.72
Certificate accounts:
0.00% to 2%	18,364	1.42	257	0.02
2.01% to 4%	338,342	26.11	2,015	0.17
4.01% to 6%	272,614	21.03	217,799	18.26
6.01% to 8%	180,857	13.96	425,456	35.67
8.01% to 10%	22	--	153,075	12.83
10.01% to 12%	8	--	50	0.01
	810,207	62.52	798,652	66.96
	$1,295,811	100.00%	$1,192,715	100.00%

Deposits at December 31, 2001 and 2000 include public funds of $109,127,000 and $82,205,000, respectively. CDs and securities with a carrying value of $15,562,000 and $14,092,000 were pledged as collateral on these deposits at December 31, 2001 and 2000, respectively, which exceeds the minimum collateral requirements established by state regulations.

Scheduled maturities of certificate accounts at December 31, 2001 and 2000 are as follows (in thousands):

	December 31 2001	December 31 2000
Due in one year or less	$ 669,133	$ 614,873
Due after one year through two years	87,376	121,329
Due after two years through three years	18,443	36,202
Due after three years through four years	11,227	8,050
Due after four years through five years	18,355	9,581
Due after five years	5,673	8,617
	$ 810,207	$ 798,652

Included in deposits are deposit accounts in excess of $100,000 of $385,070,000 and $314,889,000 at December 31, 2001 and 2000, respectively. Interest on deposit accounts in excess of $100,000 totaled $19,024,000 for the year ended December 31, 2001, $13,103,000 for the year ended December 31, 2000 and $8,786,000 for the nine months ended December 31, 1999.


The following table sets forth the deposit activities of the Bank for the periods indicated (in thousands).

	Years Ended December 31		Nine Months Ended December 31
	2001	2000	1999
Beginning balance	$1,192,715	$1,078,152	$ 950,848
Acquisitions	--	--	40,645
Net increase (decrease) before interest credited	50,394	61,443	55,184
Interest credited	52,702	53,120	31,475
Net increase in deposits	103,096	114,563	127,304
Ending balance	$1,295,811	$1,192,715	$1,078,152

Deposit interest expense by type for the years ended December 31, 2001, 2000 and 1999, and the nine months ended December 31, 1999 was as follows (in thousands):

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
			(Unaudited)
Certificates	$ 46,367	$ 44,892	$ 32,553	$ 25,105
Demand, NOW and money market accounts	5,604	6,782	6,497	5,034
Regular savings	731	1,446	1,751	1,336
	$ 52,702	$ 53,120	$ 40,801	$ 31,475

Note 11: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Bank has entered into borrowing arrangements with the FHLB to borrow funds under a short-term cash management advance program and long-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB. Additionally, specific securities issued, insured, or guaranteed by the U.S. Government or agencies thereof with a carrying value of $107,165,000 at December 31, 2001 are pledged as security for the loans along with a blanket pledge of qualifying loans receivable. At December 31, 2001, FHLB advances were scheduled to mature as follows (in thousands):

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount
Due in one year or less	6.61%	$ 27,500	5.43%	$278,970	5.54%	$306,470
Due after one year through two years	--	--	5.87	101,890	5.87	101,890
Due after two years through three years	--	--	5.06	29,094	5.06	29,094
Due after three years through four years	--	--	6.58	34,600	6.58	34,600
Due after four years through five years	--	--	5.12	5,000	5.12	5,000
Due after five years	--	--	6.16	24,928	6.16	24,928
	6.61%	$ 27,500	5.62%	$474,482	5.68%	$501,982

* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2001, 2000 and 1999, and the nine months ended December 31, 1999 (in thousands):

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
			(Unaudited)
Maximum outstanding at any month end	$ 515,598	$ 545,198	$ 466,524	$ 466,524
Average outstanding	505,631	509,665	420,647	425,293
Weighted average interest rates:
Annual	5.93%	6.19%	5.77%	5.78%
End of period	5.68	6.27	5.86	5.86
Interest expense during the period	$ 29,990	$ 31,568	$ 24,284	$ 18,505


Note 12: OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other short-term borrowings.

Retail Repurchase Agreements: At December 31, 2001, retail repurchase agreements carry interest rates ranging from 1.83% to 7.20%, payable at maturity, and are secured by the pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a carrying value of $13,079,000 as of December 31, 2001. As required under the terms of the repurchase agreements the Bank pledged, subsequent to year end, additional collateral for the agreements consisting of a GNMA mortgage-related security with a fair value of $7,991,000 at December 31, 2001.

A summary of retail repurchase agreements at December 31, 2001 and 2000 by the period remaining to maturity is as follows (in thousands):

	December 31, 2001		December 31, 2000
	Weighted average rate	Balance	Weighted average rate	Balance

Retail repurchase agreements:
Due in one year or less	2.04%	$ 14,521	6.24%	$ 6,449
Due after one year through two years	7.18	941	6.82	251
Due after two years through three years	7.00	1,427	7.19	973
Due after three years through four years	--	--	6.45	2,046
Due after five years	--	--	5.75	1,429
	2.75%	$ 16,889	6.31%	$ 11,148

The maximum and average outstanding balances and average interest rates on retail repurchase agreements and other short-term borrowings were as follows for the years ended December 31, 2001, 2000 and 1999, and the nine months ended December 31, 1999, respectively, (in thousands):

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
			(Unaudited)
Maximum outstanding at any month end	$ 16,889	$ 12,806	$ 14,957	$ 9,917
Average outstanding	14,769	10,217	7,928	8,698
Weighted average interest rates:
Annual	3.38%	6.67%	5.60%	5.49%
End of period	2.75	6.31	5.53	5.53
Interest expense during the period	$ 499	$ 681	$ 444	$ 360

Wholesale Repurchase Agreements: The table below outlines the wholesale repurchase agreements as of December 31, 2001 and 2000. The agreements to repurchase are secured by mortgage-backed securities with a carrying value of $64,126,000 at December 31, 2001. The broker holds the security while BB continues to receive the principal and interest payments from the security. Upon maturity of the agreement the pledged securities will be returned to BB.

A summary of wholesale repurchase agreements at December 31, 2001 and 2000 by the period remaining to maturity is as follows (in thousands):

	December 31, 2001		December 31, 2000
	Weighted average rate	Balance	Weighted average rate	Balance
Due in one year or less	2.34%	$59,826	6.64%	$63,390


Note 12:  OTHER BORROWINGS (continued)

The maximum and average outstanding balances and average interest rates on wholesale repurchase agreements were as follows for the year ended December 31, 2001, 2000 and 1999, and the nine months ended December 31, 1999 (in thousands):

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
			(Unaudited)
Maximum outstanding at any month end	$ 63,160	$ 65,810	$ 74,444	$ 71,099
Average outstanding	58,926	65,043	70,364	68,982
Weighted average interest rates:
Annual	4.67%	6.50%	5.44%	5.50%
End of period	2.34	6.64	6.02	6.02
Interest expense during the period	$ 2,753	$ 4,225	$ 3,831	$ 4,409

Note 13: INCOME TAXES

Provisions of the Small Business Job Protection Act of 1996 (the “Job Protection Act”) significantly altered the Company’s tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows thrifts to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income. The tax liability for this recapture is included in the accompanying Consolidated Financial Statements.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company’s tax bad debt reserves subject to recapture in these circumstances approximates $5,318,000 at December 31, 2001. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired institution. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

The provision for income taxes for the years ended December 31, 2001 and 2000, and the nine-month period ended December 31, 1999 differs from that computed at the statutory corporate tax rate as follows (in thousands):

	Years Ended December 31		Nine Months Ended December 31
	2001	2000	1999
Taxes at statutory rate	$ 4,057	$ 10,005	$ 7,329
Increase (decrease) in taxes:
Tax-exempt interest	(465)	(571)	(463)
Amortization of costs in excess of net assets acquired	1,099	1,096	817
Investment in life insurance	(386)	(115)	(48)
Difference in fair market value versus basis of released ESOP shares	100	(10)	32
State income taxes net of federal tax benefit	320	281	229
Other	(583)	(448)	174
	$ 4,142	$ 10,238	$ 8,070


Note 13: INCOME TAXES (continued)

The provision for income tax expense for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 is composed of the following (in thousands):

	Years Ended December 31		Nine Months Ended December 31
	2001	2000	1999
Current	$ 5,115	$ 9,560	$ 8,346
Deferred	(973)	678	(276)
	$ 4,142	$ 10,238	$ 8,070

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company’s net deferred tax assets (liabilities) at December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31 2001	December 31 2000
Deferred tax assets:
Loan loss reserves per books	$ 6,191	$ 5,461
Deferred compensation and vacation	1,863	1,869
Other	490	121
	8,544	7,451
Deferred tax liabilities:
Change in method of accounting for amortization of premium and discount on investments	84	59
Tax basis bad debt reserves to be recovered	240	439
FHLB stock dividends	3,959	3,256
Depreciation	797	984
Deferred loan fees and servicing rights	760	827
Other	10	165
	5,850	5,730
	2,694	1,721
Income benefit related to unrealized gain/loss on securities available for sale	(1,251)	616
Deferred tax asset (liability), net	$ 1,433	$ 2,337

Note 14: EMPLOYEE BENEFIT PLANS

The Bank has its own profit sharing plan for all eligible employees. The plan is funded annually at the discretion of the Board of Directors. Contributions charged to operations for the year ended December 31, 2001 were $449,000. There were no contributions for the year ended December 31, 2000 and the nine months ended December 31, 1999.

The Bank has entered into a salary continuation agreement with certain of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $240,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. The Bank is recording the salary obligation over the estimated remaining service lives of the participants. Expenses related to this program for the years ended December 31, 2001 and 2000 and nine months ended December 31, 1999 were $149,500, $241,300 and $162,300, respectively. The plan’s projected benefit obligation is $2,117,000, of which $1,143,700 was vested at December 31, 2001. The assumed discount rate was 7.00% for the years ended December 31, 2001 and 2000 and the nine months ended December 31, 1999, respectively. At December 31, 2001, an obligation of $1,143,700 and cash value of life insurance of $3,031,300 were recorded. At December 31, 2000, an obligation of $1,039,500 and cash value of life insurance of $2,441,800 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program resulting in a net cost of $40,000 and $131,200 for the years ended December 31, 2001 and 2000, respectively, and $82,700 for the nine months ended December 31, 1999.

The Bank also has a non-qualified, non-contributory retirement compensation plan for certain employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to the plan included in the years and nine months ended December 31, 2001, 2000 and 1999 results of operations were $96,000, $84,000 and $102,000, respectively.

The Company and the Bank also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain employees. The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund the plans’ future obligations the Company has purchased life insurance polices, contributed to money market investments and purchased common stock of the Company which are held in a “Rabbi


Trust.” As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company’s policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was recorded at original cost of $2,767,000 at December 31, 2001 and $2,552,000 at December 31, 2000. The money market investments and cash surrender value of the life insurance policies are included in other assets.

During the year ended December 31, 2001 the Company adopted a Supplemental Executive Retirement Program (SERP) for selected senior executives (individually, the Executive). At termination of employment at or after attaining age 62 with at least 15 years of service, the Executive’s annual benefit under the SERP would be computed as the product of 3% of the Executive’s final average compensation (defined as the three calendar years of Executive’s annual cash compensation, including bonuses, which produce the highest average within the Executive’s final eight full calendar years of employment) and the Executive’s annual years of service, reduced by certain amounts, such as the amount payable to the Executive under the Company’s 401(k) profit sharing plan and its ESOP, employer-contributed deferred compensation, and any amount payable to an Executive under the salary continuation agreements described above and in Note 15. The maximum benefit would be 60% of final average compensation, less applicable reductions. A reduced benefit is payable at termination of employment at or after attaining age 59½ with at least 15 years of service. Expenses relating to this SERP totaled $180,000 for the year ended December 31, 2001 and none in the prior periods.

Note 15: EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company established for eligible employees an ESOP and related trust that became effective upon the former mutual holding company’s conversion to a stock-based holding company. Eligible employees of BB as of January 1, 1995 and eligible employees of the Company employed after such date who have been credited with at least 1,000 hours during a twelve-month period are participants.

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock. The loan will be repaid principally from the Company’s contributions to the ESOP over a period not to exceed 25 years, and the collateral for the loan is the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP will be discretionary; however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The interest rate for the loan is 8.75%.

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control of the Company. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability, or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 was $1,093,000, $1,510,000 and $974,000, respectively.

As of December 31, 2001, the Company has 577,039 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $9,758,000 at December 31, 2001.


Note 16: STOCK BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (together, SOPs).

Under the MRP, the Company is authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees of BANR. Shares granted under the MRP vest ratably over a five-year period. The consolidated statements of income for the year ended December 31, 2001 and 2000, and nine months ended December 31, 1999 reflect an accrual of $543,000, $1,137,000 and $1,045,000, respectively, in compensation expense for the MRP including $19,500, $84,500 and $71,000, respectively, of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999 follows:

	Years Ended December 31 2001	Years Ended December 31 2000	Nine Months Ended December 31 1999*
Shares granted--not vested, beginning of period	86,324	183,527	287,753
Shares granted	3,025	4,476	3,025
Shares vested	(80,597)	(90,330)	(106,779)
Shares forfeited	(331)	(11,349)	(472)
Shares granted--not vested, end of period	8,421	86,324	183,527
* Adjusted for stock dividend: see Note 2

Under the 1996, 1998 and 2001 SOPs, the Company has reserved 2,284,186 shares for issuance pursuant to the exercise of stock options which may be granted to directors and employees. The exercise price of the stock options is set at 100% of the fair market value of the stock price at date of grant. Such options will vest ratably over a five-year period and any unexercised options will expire ten years after date of grant or 90 days after employment or service ends.

Details of stock options granted, vested, exercised, forfeited or terminated are as follows:

	Weighted average fair value at	Weighted average exercise	Number of option shares
	date of grant	price	Total	Granted	Exercisable
For the nine months ended December 31, 1999: *
Options granted	$ 5.30	$ 14.21	211,463	211,463	--
Options vested			--	(288,389)	288,389
Options forfeited		17.24	(18,125)	(18,125)	--
Options exercised		8.42	(9,631)	--	(9,631)
Options terminated			--	--	--
Number of option shares at December 31, 1999		$ 13.75	1,753,804	881,074	872,730
For the year ended December 31, 2000: *
Options granted	$ 4.37	$ 13.47	224,525	224,525	--
Options vested			--	(312,039)	312,039
Options forfeited		14.64	(54,902)	(31,668)	(23,234)
Options exercised		8.42	(66,391)	--	(66,391)
Options terminated			--	--	--
Number of option shares at December 31, 2000		$ 13.88	1,857,036	761,892	1,095,144
For the year ended December 31, 2001: *
Options granted	$ 7.03	$ 16.62	152,825	152,825	--
Options vested			--	(338,365)	338,365
Options forfeited		18.79	(35,459)	(21,214)	(14,245)
Options exercised		11.55	(195,288)	--	(195,288)
Options terminated			--	--	--
Number of option shares at December 31, 2001		$ 14.28	1,779,114	555,138	1,223,976
* Adjusted for stock dividends: see Note 2


Note 16: STOCK BASED COMPENSATION (continued)

Financial data pertaining to outstanding stock options granted or assumed as a result of certain acquisitions at December 31, 2001 were as follows: *

Exercise Price	Weighted average exercise price of option shares granted	Number of option shares granted	Number of option shares vested and exercisable	Weighted average exercise price of option shares exercisable	Weighted average remaining contractual life
$ 1.18	$ 1.18	3,373	3,373	$ 1.18	7.0 yrs
3.82 to 3.89	3.88	4,098	4,098	3.88	6.3 yrs
4.26 to 5.58	4.93	54,275	54,275	4.93	6.3 yrs
7.56	7.56	253	253	7.56	7.0 yrs
8.03	8.03	2,532	2,532	8.03	7.0 yrs
10.51	10.51	24,044	24,044	10.51	7.0 yrs
12.19 to 13.95	12.53	1,174,050	939,700	12.70	5.0 yrs
14.09 to 15.29	14.94	52,250	17,710	14.70	6.5 yrs
16.31 to 17.84	17.04	174,575	8,800	16.57	7.7 yrs
20.09 to 21.44	21.28	170,368	105,366	21.32	6.2 yrs
22.05 to 22.57	22.05	119,296	63,825	22.06	7.0 yrs
	$ 13.40	1,779,114	1,223,976	$ 14.28	5.4 yrs

* Adjusted for stock dividends: see Note 2

SFAS No. 123, Accounting for Stock-based Compensation, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions in the statement. Companies may continue following those rules to recognize and measure compensation as outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but they are required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the company elected to follow the fair value recognition provisions of SFAS No. 123. The Company continues to measure its employee stock-based compensation arrangements under the provisions of APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company’s compensation plans had been determined consistent with SFAS No. 123, the Company’s net income available to diluted common stock and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31		Nine Months Ended December 31
	2001	2000	1999
	(dollars in thousands, except per share amounts)
Net income attributable to common stock:
Basic:
As reported	$ 7,450	$ 18,348	$ 12,869
Pro forma	6,561	17,168	11,891
Diluted:
As reported	$ 7,450	$ 18,348	$ 12,869
Pro forma	6,561	17,168	11,891

Net income per common share: *
Basic:
As reported	$ 0.67	$ 1.62	$ 1.12
Pro forma	0.59	1.52	1.04
Diluted:
As reported	$ 0.64	$ 1.60	$ 1.09
Pro forma	0.57	1.49	1.00

The compensation expense included in the pro forma net income attributable to diluted common stock and diluted earnings per share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

   *   Adjusted for stock dividends:  see Note 2


Note 16:  STOCK BASED COMPENSATION (continued)

The fair value of options granted under the Company’s SOPs is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants:

	Years Ended December 31		Nine Months Ended December 31
	2001	2000	1999
Annual dividend yield	3.25%	4.25%	2.75%
Expected volatility	28.3 to 57.8%	28.2 to 41.1%	30.8 to 38.5%
Risk free interest rate	4.25 to 5.09%	6.18 to 6.95%	5.51 to 6.57%
Expected lives	5 to 9 yrs	5 to 9 yrs	8.5 to 12.5 yrs

Note 17: REGULATORY CAPITAL REQUIREMENTS

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. Banner Bank is a state-chartered federally insured institution subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of total capital and Tier 1 capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements. For the Bank, FDICIA established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies (including the FDIC) have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and leverage ratio of not less than 4.00%. Any institution which is neither well-capitalized nor adequately capitalized will be considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions against it by the FDIC, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC approval of any regulatory application filed for its review may be dependent on compliance with capital requirements.

Federal law requires that the federal banking agencies’ risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multifamily mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the FDIC amended its risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multifamily residences. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause the Company and the Bank to cease to be well-capitalized. In June 1996, the FDIC and certain other federal banking agencies issued a joint policy statement providing guidance on prudent interest rate risk management principles. The agencies stated that they would determine banks’ interest rate risk on a case-by-case basis, and would not adopt a standardized measure or establish an explicit minimum capital charge for interest rate risk.


Note 17: REGULATORY CAPITAL REQUIREMENTS (continued)

The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
December 31, 2001:
The Company--consolidated
Total capital to risk-weighted assets	$ 177,054	11.57%	$ 122,458	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	158,513	10.36	61,229	4.00	N/A	N/A
Tier 1 leverage capital to average assets	158,513	7.71	82,222	4.00	N/A	N/A
BB
Total capital to risk-weighted assets	173,773	11.40	121,982	8.00	$152,477	10.00%
Tier 1 capital to risk-weighted assets	155,232	10.18	60,991	4.00	91,486	6.00
Tier 1 leverage capital to average assets	155,232	7.56	82,169	4.00	102,712	5.00
December 31, 2000:
The Company--consolidated
Total capital to risk-weighted assets	176,623	12.29	114,963	8.00	N/A	N/A
Tier 1 capital to risk-weighted assets	160,130	11.14	57,481	4.00	N/A	N/A
Tier 1 leverage capital to average assets	160,130	8.25	77,599	4.00	N/A	N/A
BB
Total capital to risk-weighted assets	150,882	12.20	98,975	8.00	123,718	10.00
Tier 1 capital to risk-weighted assets	136,273	11.01	49,487	4.00	74,231	6.00
Tier 1 leverage capital to average assets	136,273	7.92	68,787	4.00	85,983	5.00
BBO
Total capital to risk-weighted assets	20,702	10.79	15,354	8.00	19,193	10.00
Tier 1 capital to risk-weighted assets	18,833	9.81	7,677	4.00	11,516	6.00
Tier 1 leverage capital to average assets	18,833	8.54	8,818	4.00	11,023	5.00

Company management believes that as of December 31, 2001, the Company and BB individually met all capital adequacy requirements to which they were subject. There have been no conditions or events since the end of the period that management believes have changed the Bank’s individual category. The most recent exam notifications from the FDIC or state banking regulators as of September 30, 2001, individually categorized BB as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table above.


Note 18: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on the results of operations or consolidated financial position at December 31, 2001.

Note 19: INTEREST RATE RISK

The financial condition and operation of the Company are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. The Company’s profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities.

The activities of the Company, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution’s earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution’s assets, liabilities, and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk impacting the Company’s financial performance.

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

The Company’s primary monitoring tool for assessing interest rate risk is “asset/liability simulation modeling,” which is designed to capture the dynamics of balance sheet, interest rate and spread movements, and to quantify variations in net interest income and net market value resulting from those movements under different rate environments. Another monitoring tool used by the Company to assess interest rate risk is “gap analysis.” The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive” and by monitoring the Company’s interest sensitivity “gap.” Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible, and considers that the Company’s current level of interest rate risk is reasonable.

Note 20: GOODWILL

Costs in excess of net assets acquired (goodwill) consisted of the following (in thousands):

	December 31 2001	December 31 2000
Acquisitions net of accumulated amortization of $12,594,000 and $9,414,000, respectively	$ 31,437	$ 34,617


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

	December 31, 2001		December 31, 2000
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Assets:
Cash	$ 67,728	$ 67,728	$ 67,356	$ 67,356
Securities available for sale	301,847	301,847	308,798	308,798
Securities held to maturity	14,828	14,902	17,717	18,269
Loans receivable held for sale	43,235	43,647	7,934	8,011
Loans receivable	1,532,190	1,547,699	1,463,835	1,455,901
FHLB stock	30,840	30,840	28,807	28,807
Mortgage servicing rights	1,261	1,375	1,728	1,860
Liabilities:
Demand, NOW and money market accounts	443,376	443,376	349,636	349,636
Regular savings	42,228	42,228	44,427	44,427
Certificates of deposit	810,207	820,147	798,652	802,231
FHLB advances	501,982	509,016	507,098	510,708
Other borrowings	76,715	76,875	74,538	74,667
Off-balance-sheet financial instruments:
Commitments to sell loans	$ --	$ 83	$ --	$ --
Commitments to originate loans	--	(83)	--	--
Commitments to purchase securities	--	--	--	--
Commitments to sell securities	--	--	--	--


Fair value estimates, methods, and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

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

Commitments: Commitments to sell loans with a notional balance of $48,303,000 and $7,940,000 at December 31, 2001 and 2000, respectively, have a carrying value of zero, representing the cost of such commitments. Commitments to originate loans, $337,425,000 and $262,418,000 at December 31, 2001 and 2000, respectively, also have a carrying value of zero. There were no commitments to purchase or sell securities at December 31, 2001.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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


Note 22: BANNER CORPORATION (BANR)
          (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

BANR
Balance Sheets

	December 31 2001	December 31 2000
ASSETS
Cash	$ 540	$ 2,544
Investment in subsidiaries	189,059	188,771
Deferred tax asset	405	405
Other assets	2,896	3,034
	$ 192,900	$ 194,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$ 560	$ 959
Stockholders' equity	192,340	193,795
	$ 192,900	$ 194,754

BANR

Statements of Income

For the years ended December 31, 2001, 2000 and 1999, and the nine months ended December 31, 1999

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999	1999
			(Unaudited)
INTEREST INCOME:
Certificates and time deposits	$ 61	$ 48	$ 93	$ 81
Investments	--	--	40	--
ESOP loan	--	--	--	--
	61	48	133	81
OTHER INCOME:
Dividend income from subsidiaries	8,644	8,351	8,032	6,041
Equity in undistributed income of subsidiaries	--	11,288	9,915	7,638
OTHER EXPENSE	1,898	2,027	1,751	1,331
	6,807	17,660	16,329	12,429
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(643)	(688)	(569)	(440)
NET INCOME	$ 7,450	$ 18,348	$ 16,898	$ 12,869


BANR

Statements of Cash Flows

For the years ended December 31, 2001 and 2000, and the nine months ended December 31, 1999

	Years Ended December 31		Nine Months Ended December 31
	2001	2000	1999
OPERATING ACTIVITIES:
Net income	$ 7,450	$ 18,348	$ 12,869
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	--	(11,288)	(7,638)
Amortization of MRP liability	177	302	339
(Increase) decrease in deferred taxes	--	--	(67)
(Increase) decrease in other assets	141	(447)	52
Increase (decrease) in other liabilities	(203)	(1,167)	147
Net cash provided (used) by operating activities	7,565	5,748	5,702
INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(76)	(60)	(66)
Acquisitions of subsidiaries	--	(7)	--
Dividends received from subsidiaries	2,265	4,000	12,000
Payments received on loan to ESOP for release of shares	1,043	1,510	1,305
Additional funds returned from (invested in) subsidiaries	--	(1,100)	(4,494)
Net cash provided (used) by investing activities	3,232	4,343	8,745
FINANCING ACTIVITIES:
Repurchases of stock	(10,158)	(5,233)	(8,568)
Repurchase of forfeited MRP shares	(4)	(120)	--
Net proceeds from exercise of stock options	3,645	913	165
Cash dividends paid	(6,284)	(5,553)	(3,709)
Net cash provided (used) by financing activities	(12,801)	(9,993)	(12,111)
NET INCREASE (DECREASE) IN CASH	(2,004)	98	2,336
CASH, BEGINNING OF PERIOD	2,544	2,446	110
CASH, END OF PERIOD	$ 540	$ 2,544	$ 2,446


BANR Statements of Cash Flows (continued)

For the year ended December 31, 2001 and 2000, and the nine months ended December 31, 1999

	Years Ended December 31		Nine Months Ended December 31
	2001	2000	1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ --	$ --	$ --
Taxes paid	--	--	--
Non-cash transactions:
Net change in accrued dividends payable	45	336	52
Net change in unrealized gain (loss) in deferred compensation trust and related liability, including subsidiaries	133	173	56
Recognize tax benefit of vested MRP shares, including subsidiaries	259	2	188
Non-cash portion of 10% stock dividend	--	14,731	--
The following summarizes the non-cash activities relating to acquisitions:
Fair value of assets acquired--adjustment	$ --	$ (48)	$ --
Fair value of liabilities assumed	--	--	--
Fair value of stock issued to acquisitions' shareholders--subsequent adjustments	n/a	48	--
Cash paid out in acquisition	--	--	--
Less cash acquired	--	--	--
Net cash acquired (used)	$ --	$ --	$ --

Note 23: STOCK REPURCHASE

The Company has periodically engaged in stock repurchase activity. Through December 31, 2001, the Company has repurchased a total of 3,857,089 shares at an average price of $17.14 per share. On October 25, 2001, the Company’s Board of Directors approved continuance of a stock repurchase program authorizing the purchase of up to 5% of total shares outstanding over the next twelve months.

Note 24: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE (in thousands)

	Years Ended December 31			Nine Months Ended December 31
	2001	2000	1999*	1999*
			(Unaudited)
Total shares issued	13,201	13,201	13,201	13,201
Less stock repurchased/retired including shares allocated to MRP	(1,389)	(1,150)	(818)	(908)
Less unallocated shares held by the ESOP	(633)	(746)	(820)	(820)
Basic weighted average shares outstanding	11,179	11,305	11,563	11,473
Plus MRP and stock option incremental shares considered outstanding for diluted EPS calculations	421	182	411	378
Diluted weighted average shares outstanding	11,600	11,487	11,974	11,851
* Weighted average shares, restated for stock dividend: see Note 2


Note 25: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (in thousands):

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$ 40,578	$ 39,739	$ 39,858	$ 37,491
Interest expense	23,107	22,545	21,544	18,748
Net interest income	17,471	17,194	18,314	18,743
Provision for loan losses	950	2,950	5,959	4,100
Net interest income after provision for loan losses	16,521	14,244	12,355	14,643
Non-interest income	2,865	3,635	3,314	3,651
Non-interest expense	15,711	15,201	15,601	13,123
Income before provision for income taxes	3,675	2,678	68	5,171
Provision for income taxes	1,366	1,059	212	1,505
Net operating income	$ 2,309	$ 1,619	$ (144)	$ 3,666
*Basic earnings per share	$ 0.21	$ 0.14	$ (0.01)	$ 0.33
*Diluted earnings per share	$ 0.20	$ 0.14	$ (0.01)	$ 0.32
*Cash dividends declared	$ 0.14	$ 0.14	$ 0.14	$ 0.14
	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$ 36,630	$ 39,108	$ 40,923	$ 41,637
Interest expense	19,985	21,777	23,690	24,142
Net interest income	16,645	17,331	17,233	17,495
Provision for loan losses	545	819	651	852
Net interest income after provision for loan losses	16,100	16,512	16,582	16,643
Non-interest income	1,631	1,822	2,225	3,573
Non-interest expense	10,810	11,285	11,686	12,721
Income before provision for income taxes	6,921	7,049	7,121	7,495
Provision for income taxes	2,496	2,506	2,515	2,721
Net operating income	$ 4,425	$ 4,543	$ 4,606	$ 4,774
*Basic earnings per share	$ 0.39	$ 0.40	$ 0.41	$ 0.42
*Diluted earnings per share	$ 0.38	$ 0.40	$ 0.40	$ 0.42
*Cash dividends declared	$ 0.13	$ 0.13	$ 0.13	$ 0.14
	Nine Months Ended December 31, 1999
	First Quarter	Second Quarter	Third Quarter
Interest income	$ 32,173	$ 33,595	$ 35,264
Interest expense	16,926	17,609	18,666
Net interest income	15,247	15,986	16,598
Provision for loan losses	710	510	665
Net interest income after provision for loan losses	14,537	15,476	15,933
Non-interest income	1,861	1,919	1,735
Non-interest expense	9,783	10,594	10,145
Income before provision for income taxes	6,615	6,801	7,523
Provision for income taxes	2,558	2,594	2,918
Net operating income	$ 4,057	$ 4,207	$ 4,605
*Basic earnings per share	$ 0.35	$ 0.37	$ 0.34
*Diluted earnings per share	$ 0.34	$ 0.36	$ 0.33
*Cash dividends declared	$ 0.11	$ 0.11	$ 0.11
* Adjusted for stock dividends, see Note 2


Note 26: BUSINESS SEGMENTS

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

BB is a community oriented commercial bank chartered in the State of Washington. As explained above under Consolidation of Banking Operations in Note 2, BB includes the operations of the former First Savings Bank of Washington and its divisions, Whatcom State Bank and Seaport Citizens Bank, the former Towne Bank and BBO (formerly IEB). BB offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real estate, commercial/agricultural business and consumer loans. BB’s primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its primary market area. BB is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, BB receives other income from deposit servicing charges, loan servicing fees and from the sale of loans and investments. BB also has a mortgage lending subsidiary, CFC, located in the Lake Oswego area of Portland, Oregon, that was established in fiscal 2000. CFC’s primary lending activities are in the area of construction and permanent financing for one- to four-family residential dwellings.

BBO (formerly IEB) was a community oriented commercial bank chartered in the State of Oregon which historically offered a wide variety of deposit and loan products to its consumer and commercial customers. Lending activities included origination of consumer, commercial, agricultural and real estate loans. BBO also engaged in mortgage banking activity with respect to residential lending within its local markets and originating loans for sale generally on a servicing released basis. BBO operated a division, Inland Financial Services, which offered insurance and brokerage services to its customers. BBO was merged into BB on September 1, 2001.

The performance of the Bank is reviewed by the Company’s executive management team and the Board of Directors on a monthly basis.

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has concluded that as a result of the mergers completed during the 2001 year it has one segment.

Financial highlights by legal entity were as follows:
	Year Ended December 31, 2001 (dollars in thousands)
Condensed Income Statement
	BB	BBO (now merged into BB)	TB (now merged into BB)	Other *	Total
Net interest income (loss)	$71,660	$ --	$ --	$ 62	$71,722
Provision for loan losses	13,959	--	--	--	13,959
Other income	13,465	--	--	--	13,465
Other expenses	57,738	--	--	1,898	59,636
Income (loss) before income taxes	13,428	--	--	(1,836)	11,592
Income taxes (benefit)	4,785	--	--	(643)	4,142
Net income (loss)	$ 8,643	$ --	$ --	$ (1,193)	$ 7,450
	December 31, 2001
Total Assets	$2,081,147	$ --	$ --	$ (5,947)	$2,087,094

* Includes intercompany eliminations and holding company amounts.


	Year Ended December 31, 2000 (dollars in thousands)
Condensed Income Statement
	BB	BBO (now merged into BB)	TB (now merged into BB)	Other *	Total
Net interest income (loss)	$68,654	$ --	$ --	$50	$68,704
Provision for loan losses	2,867	--	--	--	2,867
Other income	9,324	--	--	(73)	9,251
Other expenses	44,547	--	--	1,955	46,502
Income (loss) before income taxes	30,564	--	--	(1,978)	28,586
Income taxes (benefit)	10,926	--	--	(688)	10,238
Net income (loss)	$ 19,638	$ --	$ --	$ (1,290)	$ 18,348
	December 31, 2000
Total Assets	$1,997,766	$ --	$ --	$ (14,935)	$1,982,831
	Year Ended December 31, 1999 (dollars in thousands) (Unaudited)
Condensed Income Statement
	BB	BBO (now merged into BB)	TB (now merged into BB)	Other *	Total
Net interest income (loss)	$62,009	$ --	$ --	$133	$62,142
Provision for loan losses	2,516	--	--	--	2,516
Other income	7,680	--	--	(68)	7,612
Other expenses	38,190	--	--	1,683	39,873
Income (loss) before income taxes	28,983	--	--	(1,618)	27,365
Income taxes (benefit)	11,036	--	--	(569)	10,467
Net income (loss)	$17,947	$ --	$ --	$(1,049)	$16,898
	December 31, 1999 (Unaudited)
Total Assets	$1,819,665	$ --	$ --	$445	$1,820,110

*Includes intercompany eliminations and holding company amounts.


BANNER CORPORATION

Index of Exhibits

Exhibit
3{a}	Certificate of Incorporation of Registrant [incorporated by reference to Registration Statement on Form S-1, as amended (File No. 33-93386)].
3{b}	Bylaws of Registrant [incorporated by reference to exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (file No. 0-26584)].
10{a}	Employment Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1996 (File No. 0-26584)].
10{b}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1996 (File No. 0-26584)].
10{c}	Employment Agreement with D. Allan Roth [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1996 (File No. 0-26584)].
10{d}	Executive Salary Continuation Agreement with D. Allan Roth [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1996 (File No. 0-26584)].
10{e}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1996 (File No. 0-26584)].
10{f}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1996 (File No. 0-26584)].
10{g}	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders held on July 26, 1996).
10{h}	1996 Management Recognition and Development Plan (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders held on July 26, 1996).
10{i}	Employment and Non-competition Agreement with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1997 (file No. 0-26584)].
10{j}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K dated March 31, 1997 (file No. 0-26584)].
10{k}	Towne Bank of Woodinville 1992 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated April 2, 1999 (file No. 333-49193)].
10{l}	Employment Agreement with Lloyd W. Baker.

10{n}	Separation and Transition Agreement with S. Rick Meikle.
10{o}	Employment Agreement with D. Michael Jones.
10{p}	Form of Supplemental Executive Retirement Program Agreement.
10{q}	1998 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders held on July 24, 1998).
10{r}	2001 Stock Option Plan (incorporated by reference to Exhibit B to the Proxy Statement of the Annual Meeting of Stockholders held on April 20, 2001)
21	Subsidiaries of the Registrant.
23	Independent Auditors Consent.


Exhibit 10{l}

Employment Agreement with Lloyd W. Baker


EMPLOYMENT AGREEMENT

        THIS EMPLOYMENT AGREEMENT is made effective as of July 1, 1998, by and between First Savings Bank of Washington (the "Bank"); First Washington Bancorp, Inc. (the "Holding Company"), a Washington corporation; and Lloyd Baker, (the "Executive").

        WHEREAS, the Executive serves in a position of substantial responsibility;

        WHEREAS, the Bank and the Holding Company wish to be assured of the services of the Executive for the Period provided in this Agreement; and

        WHEREAS, the Executive is willing to serve in the employ of the Bank and the Holding Company on a full-time basis for said period.

        NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

        1.         Employment. The Executive shall be employed as a Senior Vice President of the Bank. The Executive shall render administrative and management services to the Bank such as are customarily performed by persons situated in a similar executive capacity. He shall also promote, by entertainment of otherwise, as and to the extent permitted by law, the business of the Bank. The Executive's other duties shall be such as the Board of Directors of the Bank (the "Board") may from time to time reasonably direct, including normal duties as an officer of the Bank. During the term of this Agreement, the Executive also agrees to serve, if elected, as an officer of the Holding Company or any subsidiary or affiliate of the Holding Company or the Bank.

        2.         Base Compensation. The Bank agrees to pay the Executive during the term of this Agreement a base salary at the rate of $88,147.92 per annum, payable in accordance with the Bank's customary payroll practices. Such rate of salary, or increased rate of salary, if any, as the case may be, shall be reviewed by the Board no less often than annually.

        3.         Discretionary Bonuses. The Executive shall be entitled to participate in an equitable manner with all other key management personnel of the Bank in discretionary bonuses authorized and declared by the Board for key management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive's right to participate in such discretionary bonuses when and as declared by the Board. Any such bonus shall take into account the Bank's current financial condition, operations, and the Board's evaluation of the performance of the Executive.

        4.         (a)         Participation in Retirement and Medical Plans. The Executive shall be entitled to participate in any plan of the Bank relating to pension, profit-sharing, or other retirement benefits and medical coverage or reimbursement plans that the Bank may adopt for the benefit of its employees.


                    (b)         Employee Benefits; Expenses. The Executive shall be eligible to participate in any fringe benefits that may be or become applicable to the Bank's executive employees, including participation in a stock option or incentive plan adopted by the Board, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Executive under this Agreement. The Bank shall reimburse the Executive for all out-of-pocket expenses that the Executive shall incur in connection with his services for the Bank.

        5.         Term. The initial term of employment under this Agreement shall be for the period commencing July 1, 1998 and ending June 30, 2001. The said 36-month period of employment may be extended for an additional twelve (12) full calendar months by action of the Board prior to July 1, 1999, and on each succeeding July 1 thereafter, respectively.

        6.         Loyalty; Noncompetition. (a) The Executive shall devote his full time and best efforts to the performance of his employment under this Agreement. During the term of this Agreement, the Executive shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the bank or be a director, officer or the Executive of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in any location in which the Bank or any other affiliate of the Holding Company operates a full-service branch office.

                    (b)         Upon termination of this Agreement for any reason, other than the reasons set forth in paragraph 9 of this Agreement, for a period of one (1) year from the termination of this Agreement, the Executive shall not be a director, officer or Executive of or consultant to any bank, savings and loan association, credit union or similar thrift or savings bank in the geographic area described in paragraph 6(a) of this Agreement.

                    (c)         Nothing in the foregoing subparagraphs in this paragraph 6 shall limit the right of Executive to invest in the capital stock or other securities of any business dissimilar from that of Holding Company or solely as a passive investor in any business.

                    (d)         Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Bank, the Holding Company or any affiliate of the Holding Company shall include engaging in business as owner, partner, agent or the Executive of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

                    (e)             In the event of violation by the Executive of this agreement for loyalty and noncompetition, the Executive will be subject to damages and because of the relationship of employer and Executive, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

        7.         Standards. The Executive shall perform his duties under this Agreement in accordance with such reasonable standards expected of persons with comparable positions in comparable organizations and as may be established from time to time by the Board and the Board of Directors of the Holding Company (the "Holding Company Board").


        8.         Vacation and Sick Leave. At such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

                    (a)         The Executive shall be entitled to any annual vacation in accordance with the policies as periodically established by the Board for senior management officials of the Bank, which shall in no event be less than the current policies of the Bank.

                    (b)         The timing of vacations shall be scheduled in a reasonable manner by the Executive. The Executive shall not be entitled to receive any additional compensation from the Bank on account of his failure to take a vacation; nor shall he be entitled to accumulate unused vacation from one fiscal year to the next except to the extent authorized by the Board for senior management officials of the Bank.

                    (c)         In addition to the aforesaid paid vacations, the Executive shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment with the Bank for such additional period of time and for such valid and legitimate reasons as the Board in its discretion may determine. Further, the Board shall be entitled to grant to the Executive a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

                    (d)         In addition, the Executive shall be entitled to an annual sick leave as established by the Board for senior management officials of the Bank. In the event any sick leave time shall not have been used during any year, such leave shall accrue to subsequent years only to the extent authorized by the Board. Upon termination of his employment, the Executive shall not be entitled to receive any additional compensation from the Bank for unused sick leave, except to the extent authorized by the Board.

        9.         Termination and Termination Pay.

        This Agreement shall be terminated upon the following occurrences:

                    (a)         The death of the Executive during the term of this Agreement, in which event the Executive's estate shall be entitled to receive the compensation due the Executive through the last day of the calendar month in which his death shall have occurred.

                    (b)         This Agreement may be terminated at any time by a decision of the Board for conduct not constituting termination for "Just Cause," or by the Executive upon sixty (60) days written notice to the Bank, as the case may be. In the event this Agreement is terminated by the Board without Just Cause, the Bank shall be obligated to continue to pay the Executive his salary up to the date of termination of the term (including any renewal term) of this Agreement. In the event this Agreement is terminated by the Executive, the compensation and benefits provided for herein will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board.


                    (c)         The Bank reserves the right to terminate this Agreement at any time for Just Cause. Termination for "Just Cause" shall mean termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense), final cease-and-desist order, termination under the provisions of subparagraphs (d) and (e) below, or material breach of any provision of this Agreement. Subject to the provisions of paragraph 12 hereof, in the event this Agreement is terminated for Just Cause, the Bank shall only be obligated to continue to pay the Executive his salary up to the date of termination.

                    (d)         If the Executive is suspended and/or temporarily prohibited from participation in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act or similar statute, rule or regulations, the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

                    (e)         If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(3)(4) or (g)(1) of the Federal Deposit Insurance Act or similar statue, rule or regulations, all obligations of the Bank under this Agreement shall terminate as of the effective date of that order.

                    (f)         If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the Executive.

                    (g)         If, after a "Change of Control" (as hereinafter defined) of the Bank or the Holding Company, the Bank shall terminate the employment of the Executive during the period of employment under this Agreement for any reason other than Just Cause, as defined in paragraph 9(c), or otherwise change the present capacity or circumstances in which the Executive is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Executive's responsibilities or authority or compensation or other benefits provided under this Agreement without the Executive's written consent, then the Bank shall pay to the Executive and provide the Executive, or to his beneficiaries, dependents and estate, as the case may be, with the following:

                        (i)         The Bank shall promptly pay to the Executive an amount equal to the product of 2.99 times the Executive's "base amount" as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended.

                        (ii)         During the period of 36 calendar months beginning with the event of termination, the Executive, his dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Bank, including without limitation the Bank's tax-qualified retirement plans, life insurance, disability and health insurance as if the Executive were still employed during such period under this Agreement.


                        (iii)         If and to the extent that benefits or service credit for benefits provided by paragraph 9(g)(ii) shall not be payable or provided under any such plans to the Executive, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Bank, the Bank (or any successor thereto) shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his dependents, beneficiaries and estate.

                        (iv)         The Bank shall pay all legal fees and expenses which the Executive may incur as a result of the Bank's contesting the validity or enforceability of this Agreement that results in a legal judgment in his favor or legal settlement and the Executive shall be entitled to receive interest thereon for the period of any delay in payment from the date such payment was due at the rate determined by adding two hundred basis points to the six month Treasury Bill rate.

                        (v)         The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts received from other employment or otherwise by the Executive offset in any manner the obligations of the Bank hereunder.

                        (vi)         Notwithstanding the preceding paragraphs of this Section 9(g), in the event that the aggregate payments or benefits to be made or afforded to the Executive under Section 9(g), together with any other payments or benefits received or to be received by the Executive in connection with a Change of Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of the Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under Section 280G(b)(3) of the Code or (ii) the payments or benefits to be provided under the Section 9(g) shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction amount such payments and benefits to be determined by the Executive.

        10.         Change of Control. For purposes of this Agreement a "Change in Control" shall mean an event deemed to occur if and when (a) an offeror other than the Holding Company purchases shares of the stock of the Holding Company pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Holding Company representing twenty-five percent (25%) or more of the combined voting power of the Holding Company's then outstanding securities, (c) the membership of the Holding Company Board changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Holding Company Board at the end of such period, or (d) shareholders of the Holding Company approve a merger, consolidation, sale or disposition of all or substantially all of the Holding Company's assets, or a plan of partial or complete liquidation

        11.         Disability. If the Executive shall become disabled or incapacitated to the extent that he is unable to perform the duties of the position set forth in Paragraph 1 of this Agreement, the Executive shall receive short-term disability benefits equal to 100 percent of his monthly compensation beginning on the 15th day of disability and continuing until the 180th day of disability and long-term disability benefits equal to 66 2/3 percent of monthly salary beginning on the 181st


day of disability and continuing until the Executive attains age 65. Such short-and long-term disability benefits shall be reduced by the amount of any benefits payable to the Executive under any other disability program of the Bank. In addition, during any period of disability, the Executive and his dependents shall, to the greatest extent possible, continue to be covered under all Executive benefits plans of the Bank, including without limitation, the Bank's retirement plan(s), life insurance plan, and health insurance plans, as if the Executive were actively employed by the Bank. Upon returning to full-time employment, the Executive's full compensation as set forth in this Agreement shall be reinstated. In the event that the Executive returns to active employment on other than a full-time basis, then his compensation (as set for the in Paragraph 2 of this Agreement) shall be reduced in proportion to the time spent in said employment. Subject to the provisions of this section 11, if the Executive is disabled for a continuous period exceeding six (6) calendar months, the Bank may, at it election, terminate the Agreement.

        12.         Expenses to Enforce Agreement. In the event any dispute shall arise between the Executive and the Bank or the Holding Company as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by Executive in defending against any action taken by the Bank or the Holding Company, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a cancelled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

        13.         Successor and Assigns. (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Bank and the Holding Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Bank or the Holding Company.

                    (b)         Since the Bank is contracting for the unique and personal skills of the Executive, the Executive shall be precluded from assigning or delegating his rights or duties hereunder without first obtaining the written consent of the Bank.

        14.         Entire Agreement; Amendments. This Agreement supercedes and replaces any prior agreements, whether oral or written, between the parties hereto. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

        15.         Applicable Law: This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of Washington, except to the extent that Federal law shall be deemed to apply.

        16.         Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.


        17.         Source of Payments. All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Holding Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to the Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Holding Company.

IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.

Attest:                                                                             FIRST SAVINGS BANK OF WASHINGTON

 D. Allan Roth                                                                   By: Gary Sirmon

Attest:                                                                             FIRST WASHINGTON BANCORP, INC.

  D. Allan Roth                                                                  By: Gary Sirmon

Attest:

Michael K. Larsen                                                             Lloyd W. Baker
                                                                                           Lloyd W. Baker


Exhibit 10{m}

Employment Agreement with S. Rick Meikle


EMPLOYMENT AGREEMENT

        THIS EMPLOYMENT AGREEMENT is made effective as of April 1, 2001, by andbetween BANNER BANK (the "Bank"); BANNER CORPORATION (the "Holding Company"), a Washington corporation; and S. Rick Meikle (the "Executive").

       WHEREAS, the Executive serves in a position of substantial responsibility;

        WHEREAS, the Bank and the Holding Company wish to be assured of the services of the Executive for the Period provided in this Agreement; and

       WHEREAS, the Executive is willing to serve in the employ of the Bank and the Holding Company on a full-time basis for said period.

        NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

        1. Employment. The Executive shall be employed as the President of the Bank. The Executive shall render administrative and management services to the Bank such as are customarily performed by persons situated in a similar executive capacity. He shall also promote, by entertainment of otherwise, as and to the extent permitted by law, the business of the Bank. The Executive’s other duties shall be such as the Board of Directors of the Bank (the “Board”) may from time to time reasonably direct, including normal duties as an officer of the Bank. During the term of this Agreement, the Executive also agrees to serve, if elected, as an officer of the Holding Company or any subsidiary or affiliate of the Holding Company or the Bank.

        2. Base Compensation. The Bank agrees to pay the Executive during the term of this Agreement a base salary at the rate of $225,000.00 per annum, payable in accordance with the Bank’s customary payroll practices. Such rate of salary, or increased rate of salary, if any, as the case may be, shall be reviewed by the Board no less often than annually.

        3. Discretionary Bonuses. The Executive shall be entitled to participate in an equitable manner with all other key management personnel of the Bank in discretionary bonuses authorized and declared by the Board for key management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive’s right to participate in such discretionary bonuses when and as declared by the Board. Any such bonus shall take into account the Bank’s current financial condition, operations, and the Board’s evaluation of the performance of the Executive.

        4.  (a)  Participation in Retirement and Medical Plans. The Executive shall be entitled to participate in any plan of the Bank relating to pension, profit-sharing, or other retirement benefits and medical coverage or reimbursement plans that the Bank may adopt for the benefit of its employees.


              (b)  Employee Benefits; Expenses. The Executive shall be eligible to participate in any fringe benefits that may be or become applicable to the Bank's executive employees, including participation in a stock option or incentive plan adopted by the Board, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Executive under this Agreement. The Bank shall reimburse the Executive for all out-of-pocket expenses that the Executive shall incur in connection with his services for the Bank.

        5. Term. The initial term of employment under this Agreement shall be for the period commencing April 1, 2001 and ending April 1, 2004. The said thirty-six (36) month period of employment may be extended for an additional twelve (12) full calendar months by action of the Board prior to April 1, 2002, and on each succeeding April 1 thereafter, respectively.

        6. Loyalty; Noncompetition. (a) The Executive shall devote his full time and best efforts to the performance of his employment under this Agreement. During the term of this Agreement, the Executive shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the bank or be a director, officer or the Executive of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in any location in which the Bank or any other affiliate of the Holding Company operates a full-service branch office.

               (b) Upon termination of this Agreement for any reason, other than the reasons set forth in paragraph 9 of this Agreement, for a period of one (1) year from the termination of this Agreement, the Executive shall not be a director, officer or Executive of or consultant to any bank, savings and loan association, credit union or similar thrift or savings bank in the geographic area described in paragraph 6(a) of this Agreement.

               (c) Nothing in the foregoing subparagraphs in this paragraph 6 shall limit the right of Executive to invest in the capital stock or other securities of any business dissimilar from that of Holding Company or solely as a passive investor in any business.

               (d) Directly or indirectly engaging in any business or activity in competition withthe business affairs or interests of the Bank, the Holding Company or any affiliate of the Holding Company shall include engaging in business as owner, partner, agent or the Executive of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

               (e) In the event of violation by the Executive of this agreement for loyalty and noncompetition, the Executive will be subject to damages and because of the relationship of employer and Executive, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

        7. Standards. The Executive shall perform his duties under this Agreement in accordance with such reasonable standards expected of persons with comparable positions in comparable organizations and as may be established from time to time by the Board and the Board of Directors of the Holding Company (the “Holding Company Board”).


        8. Vacation and Sick Leave. At such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

                 (a) The Executive shall be entitled to any annual vacation in accordance with the policies as periodically established by the Board for senior management officials of the Bank, which shall in no event be less than the current policies of the Bank.

                  (b) The timing of vacations shall be scheduled in a reasonable manner by the Executive. The Executive shall not be entitled to receive any additional compensation from the Bank on account of his failure to take a vacation; nor shall he be entitled to accumulate unused vacation from one fiscal year to the next except to the extent authorized by the Board for senior management officials of the Bank.

                   (c) In addition to the aforesaid paid vacations, the Executive shall be entitled without loss of pay, to absent himself voluntarily from the performance of his employment with the Bank for such additional period of time and for such valid and legitimate reasons as the Board in its discretion may determine. Further, the Board shall be entitled to grant to the Executive a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

                   (d) In addition, the Executive shall be entitled to an annual sick leave as established by the Board for senior management officials of the Bank. In the event any sick leave time shall not have been use d during any year, such leave shall accrue to subsequent years only to the extent authorized by the Board. Upon termination of his employment, the Executive shall not be entitled to receive any additional compensation from the Bank for unused sick leave, except to the extent authorized by the Board.

        9. Termination and Termination Pay.

         This agreement shall be terminated upon the following occurrences:

                   (a) The death of the Executive during the term of this Agreement, in which event the Executive's estate shall be entitled to receive the compensation due the Executive through the last day of the calendar month in which his death shall have occurred.

                   (b) This Agreement may be terminated at any time by a decision of the Board for conduct not constituting termination for "Just Cause," or by the Executive upon sixty (60) days written notice to the Bank, as the case may be. In the event this Agreement is terminated by the Board without Just Cause, the Bank shall be obligated to continue to pay the Executive his salary up to the date of termination of the term (including any renewal term) of this Agreement. In the event this Agreement is terminated by the Executive, the compensation and benefits provided for herein will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board.


       (c) The Bank reserves the right to terminate this Agreement at any time for Just Cause. Termination for "Just Cause" shall mean termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense), final cease-and-desist order, termination under the provisions of subparagraphs (d) and (e) below, or material breach of any provision of this Agreement. Subject to the provisions of paragraph 12 hereof, in the event this Agreement is terminated for Just Cause, the Bank shall only be obligated to continue to pay the Executive his salary up to the date of termination.

                   (d) If the Executive is suspended and/or temporarily prohibited from participation in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act or similar statute, rule or regulations, the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

                   (e) If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(3)(4) or (g)(1) of the Federal Deposit Insurance Act or similar statue, rule or regulations, all obligations of the Bank under this Agreement shall terminate as of the effective date of that order.

                   (f) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the Executive.

                   (g) If, after a "Change of Control" (as hereinafter defined) of the Bank or the Holding Company, the Bank shall terminate the employment of the Executive during the period of employment under this Agreement for any reason other than Just Cause, as defined in paragraph 9(c), or otherwise change the present capacity or circumstances in which the Executive is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Executive's responsibilities or authority or compensation or other benefits provided under this Agreement without the Executive's written consent, then the Bank shall pay to the Executive and provide the Executive, or to his beneficiaries, dependents and estate, as the case may be, with the following:

                           (i) The Bank shall promptly pay to the Executive an amount equal to the product of 2.99 times the Executive's "base amount" as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended.

                           (ii) During the period of 36 calendar months beginning with the event of termination, the Executive, his dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Bank, including without limitation the Bank’s tax-qualified retirement plans, life insurance, disability and health insurance as if the Executive were still employed during such period under this Agreement.


                           (iii) If and to the extent that benefits or service credit for benefits provided by paragraph 9(g)(ii) shall not be payable or provided under any such plans to the Executive, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Bank, the Bank (or any successor thereto) shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his dependents, beneficiaries and estate.

                           (iv) The Bank shall pay all legal fees and expenses which the Executive may incur as a result of the Bank’s contesting the validity or enforceability of this Agreement that results in a legal judgment in his favor or legal settlement and the Executive shall be entitled to receive interest thereon for the period of any delay in payment from the date such payment was due at the rate determined by adding two hundred basis points to the six month Treasury Bill rate.

                          (v) The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts received from other employment or otherwise by the Executive offset in any manner the obligations of the Bank hereunder.

                           (vi) Notwithstanding the preceding paragraphs of this Section 9(g), in the event that the aggregate payments or benefits to be made or afforded to the Executive under Section 9(g), together with any other payments or benefits received or to be received by the Executive in connection with a Change of Control, would be deemed to include an “excess parachute payment” under §280G of the Code, then, at the election of the Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive’s “base amount” under §280G(b)(3) of the Code or (ii) the payments or benefits to be provided under the Section 9(g) shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction amount such payments and benefits to be determined by the Executive.

        10. Change of Control. For purposes of determining this Agreement, a “Change of Control” shall mean an event deemed to occur if and when (a) an offer other than the Holding Company purchases shares of the stock of the Holding Company pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Holding Company representing twenty-five percent (25%) or more of the combined voting power of the Holding Company’s then outstanding securities, (c) the membership of the Holding Company board changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Holding Company Board at the end of such period, or (d) shareholders of the Holding Company approve a merger, consolidation, sale or disposition of all or substantially all of the Holding Company’s assets, or a plan of partial or complete liquidation.

        11. Disability. If the Executive shall become disabled or incapacitated to the extent that he is unable to perform the duties of the position set forth in Paragraph 1 of this Agreement, the Executive shall receive short-term disability benefits equal to 100 percent of his monthly


compensation beginning on the 15th day of disability and continuing until the 180th day of disability and long-term disability benefits equal to 66 2/3 percent of monthly salary beginning on the 181st day of disability and continuing until the Executive attains age 65. Such short-and long-term disability benefits shall be reduced by the amount of any benefits payable to the Executive under any other disability program of the Bank. In addition, during any period of disability, the Executive and his dependents shall, to the greatest extent possible, continue to be covered under all Executive benefits plans of the Bank, including without limitation, the Bank’s retirement plan(s), life insurance plan, and health insurance plans, as if the Executive were actively employed by the Bank. Upon returning to full-time employment, the Executive’s full compensation as set forth in this Agreement shall be reinstated. In the event that the Executive returns to active employment on other than a full-time basis, then his compensation (as set for the in Paragraph 2 of this Agreement) shall be reduced in proportion to the time spent in said employment. Subject to the provisions of this section 11, if the Executive is disabled for a continuous period exceeding six (6) calendar months, the Bank may, at it election, terminate the Agreement.

        12. Expenses to Enforce Agreement. In the event any dispute shall arise between the Executive and the Bank or the Holding Company as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by Executive in defending against any action taken by the Bank or the Holding Company, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney’s fees, arising from such dispute, proceedings or actions. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a cancelled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

        13. Successor and Assigns. (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Bank and the Holding Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Bank or the Holding Company.        (b) Since the Bank is contracting for the unique and personal skills of the Executive, the Executive shall be precluded from assigning or delegating his rights or duties hereunder without first obtaining the written consent of the Bank.

        14. Entire Agreement; Amendments. This Agreement supercedes and replaces any prior agreements, whether oral or written, between the parties hereto. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

       15. Applicable Law: This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of Washington, except to the extent that Federal law shall be deemed to apply.

       16. Severability. The provisions of this Agreement shall be deemed severable and the


invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

        17. Source of Payments. All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Holding Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to the Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Holding Company.

IN WITNESS WHEREOF, the parties have executed this Agreement on April 1, 2001 .

                                                                                BANNER CORPORATION

Attest:

 /s/Lloyd W. Baker                                                  By:    /s/ Gary Sirmon
                                                                                        Gary Sirmon

                                                                                    BANNER CORPORATION

Attest:

  /s/Lloyd W. Baker                                                  By: /s/Gary Sirmon
                                                                                        Gary Sirmon

Witness:

  /s/Lloyd W. Baker                                                        /s/S. Rick Meikle
                                                                                     S. Rick Meikle


Exhibit 10{n}

Separation and Transition Agreement with S. Rick Meikle


SEPARATION AND TRANSITION AGREEMENT

                           BETWEEN:     RICK MEIKLE (hereafter "Employee"),

     AND:               BANNER BANK (hereafter "Employer," and all such references will     include its affiliates, subsidiaries, or any related or parent organizations or entities of which it is a part, and their successors).

                1.         Background. The purpose of this document is to recite an agreement between the parties concerning Employee's voluntary separation from employment effective as of the close of business on January 31, 2002.

                2.         Employer Payments. Employee will receive payment for salary earned through January 31, 2002, as well as any accrued benefits (such as vacation pay) which are paid to separating employees under Employer's policies and practices, in accordance with the time periods established by Washington law. Except as provided in paragraph 3 below, Employee will not be entitled to any additional compensation or benefit accruals from Employer after January 31, 2002.

                3.         Severance Pay. Employee will receive severance pay for a period of one (1) year (through January 31, 2003) at his current salary of $225,000, payable monthly by automatic deposit, and subject to required statutory deductions, withholdings and taxes. In consideration of this severance pay, and the benefit continuation referenced in paragraph 4 below, Employee agrees to the provisions of paragraph 11 below and further agrees to provide Employer with the transition assistance described in paragraph 12 below.

                4.         Benefit Continuation. Employee will receive notice of his right to continue participating in certain of Employer's benefit plans at his own expense from and after February 1, 2002, as allowed by the Consolidated Omnibus Budget Reconciliation Act ("COBRA"), but Employer agrees to pay Employee's COBRA premiums (based on his existing elections) for coverage through the month of July 2002.

                5.         Stock Options. Nothing in this Agreement is intended to modify or otherwise affect any of Employee's rights under existing stock option agreements.

                6.         Waiver and Release. Employee and Employer accept the benefits and promises granted by this Agreement in full settlement and satisfaction of all claims, charges, actions and lawsuits, known or unknown, suspected or unsuspected, past, present or future, on account of or in any way related to or arising from the employment relationship previously existing between them or the termination of that relationship, which either could have asserted against the other.

1            January 29, 2002


                This means that Employee releases and forever discharges Employer, and each of its individual directors, officers, employees, agents and insurers, and their successors, individually and collectively, and any and all other persons who might be claimed to be liable, of and from any and all such claims, charges, actions and lawsuits. This release and discharge includes, but is not limited to, any claims, charges, actions or lawsuits which have or might have been asserted under local, state and federal laws, regulations, wage payment, and equal employment opportunity legislation such as the Washington Law Against Discrimination, Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act, all as amended, under any and all state law, common law, tort or wrongful discharge causes of action, and under any employment contract, express or implied, including the employment contract dated April 1, 2001, which might otherwise have governed the employment relationship previously existing between them.

                7.         Exceptions. Nothing in this Agreement will waive, release, modify or otherwise affect any of Employee's rights or Employer's obligations under existing pension and profit-sharing or stock option plans, or under Washington workers' compensation or unemployment laws.

                8.         Nonadmission of Liability. Nothing in this Agreement shall operate or be interpreted as an admission of liability by Employee or Employer as to any of the claims, charges, actions and lawsuits released hereby.

                9.         Confidentiality and Disparagement. Except as may be necessary for bona fide business purposes or (in Employee's case) communications to family members, Employee and Employer mutually agree that the terms, amounts and fact of this Agreement shall be kept strictly confidential. Employee and Employer further agree that neither will, directly or indirectly, do or say anything which disparages or derogates the other or their respective business interests or reputation or (in the case of Employer) that of any of its directors, officers or employees.

                10.         Property. Employee acknowledges that he has possession of all of his personal property and that he has returned all Employer property, including documents and disks, containing any confidential, proprietary or sensitive information.

                11.         Noncompetition and Solicitation. Employer releases Employee from the noncompetition covenant in his employment agreement and Employee agrees not to solicit, directly or indirectly, any of Employer's employees and/or customers for the period through July 31, 2002. Except as otherwise agreed in writing in advance by Employer's President, it is further agreed that should any of Employer's current employees resign prior to July 31, 2002, and accept employment with Employee, or with any person or entity with whom Employee is directly or indirectly associated, it will be automatically deemed a violation of this provision. Employee further agrees that, should any questions arise concerning the scope or application of this provision, Employee will contact Employer's President.

2            January 29, 2002


                12.         Transition Assistance. Employee agrees to make himself available at such reasonable times as may be necessary to cooperate with Employer in evaluating, prosecuting and/or defending any potential, threatened or filed claims, charges, actions or lawsuits involving Employer or any of its current or former individual directors, officers or employees, where he may have knowledge of the underlying facts. Employee further agrees to actively assist Employer with its efforts to analyze and/or collect amounts owed by customers with whom Employee had contacts or dealings and/or when Employee could otherwise offer information or assistance.

                13.         Mediation/Arbitration. Employee and Employer commit to resolving any disputes or questions arising under this Agreement in an amicable, expedited and cost-effective manner, and thereby agree that any unresolved issues shall be referred to mediation and/or final and binding arbitration. Mediation shall be by mutual agreement and, failing agreement, or failing resolution through mediation, arbitration shall follow the procedures (unless mutually agreed otherwise) established in Chapter 7.04 of the Revised Code of Washington.

                14.         Public Announcements. Except as otherwise required by law, all public announcements relating to Employee's resignation shall be mutually-agreed by the parties. Failing agreement, each party shall be free to make an announcement or response as it deems appropriate.

                15.         Final, Binding and Entire Agreement. This Agreement contains the entire agreement and understanding between the parties and supersedes and replaces all prior negotiations and understandings, written or oral, including all the terms and conditions of the Employment Agreement dated April 1, 2001, and may only be amended by a written document signed by the parties which specifically states that it was intended as an amendment.

                16.         Controlling Law. Except as governed by federal law, this Agreement will be governed by the law of the State of Washington.

                17.         Voluntary and Knowing Agreement. Employee and Employer state that each has carefully read this Agreement which is four pages in length, that each has had the opportunity to have it reviewed and explained by an attorney of their choosing, that each fully understands its final and binding effect and is signing voluntarily and with the full intent of releasing the other from all claims.

                18.         Consideration and Revocation Periods. This Agreement is made in accordance with the Older Workers' Benefits Protection Act. Employee acknowledges that he is releasing legal rights, including any claim he may have under the Age Discrimination in Employment Act, and that he has been and hereby is advised in writing to consult with an attorney prior to signing this Agreement.

                Employee further acknowledges that he has 21 days from the date of receipt of this Agreement to consider its terms and conditions, and another period of seven (7) days after signing in which to revoke this Agreement by written notice to Employer's President. This

3             January 29, 2002


Agreement shall be binding upon Employer as of its signing by an Employer representative, and shall become binding on Employee on the eighth (8th) day after his signing provided that he has not exercised his right to revoke within the seven (7) calendar day period. If Employee timely exercises his right to revoke, this Agreement shall become void and unenforceable by either party for any purpose.

                IN WITNESS WHEREOF, the parties have executed this Agreement as of this   29th  day of January, 2002.

EMPLOYEE:                                                         EMPLOYER:

/s/Rick Meikle                                                      By /s/Gary Sirmon

4             January 29, 2002


Exhibit 10{o}

Employment Agreement with D. Michael Jones


EMPLOYMENT AGREEMENT

        THIS EMPLOYMENT AGREEMENT is made effective this 11th day of February 2002, by and between BANNER BANK (the "Bank") BANNER CORPORATION (the "Holding Company"), a Washington corporation; and D. Michael Jones (the "Executive").

        WHEREAS, the Executive serves in a position of substantial responsibility;

        WHEREAS, the Bank and the Holding Company wish to be assured of the services of the Executive for the period provided in this Agreement; and

        WHEREAS, the Executive is willing to serve in the employ of the Bank and the Holding Company on a full-time basis for said period.

        NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

        1.     Employment. The Executive shall be employed as a President and CEO of the Bank. The Executive shall render administrative and management services to the Bank such as are customarily performed by persons situated in a similar executive capacity. He or she shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Bank. The Executive's other duties shall be such as the Board of Directors of the Bank (the "Board") may from time to time reasonably direct, including normal duties as an officer of the Bank. During the term of this Agreement, the Executive also agrees to serve, if elected, as an officer of the Holding Company or any subsidiary or affiliate of the Holding Company or the Bank.

        2.     Base Compensation. The Bank agrees to pay the Executive during the term of this Agreement a base salary at the rate of $300,000.00 per annum, payable in accordance with the Bank's customary payroll practices. Such rate of salary, or increased rate of salary, if any, as the case may be, shall be reviewed by the Board no less often than annually.

        3.     Discretionary Bonuses. The Executive shall be entitled to participate in an equitable manner with all other key management personnel of the Bank in discretionary bonuses authorized and declared by the Board for key management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Executive's right to participate in such discretionary bonuses when and as declared by the Board. Any such bonus shall take into account the Bank's current financial condition, operations, and the Board's evaluation of the performance of the Executive.

        4.      (a) Participation in Retirement and Medical Plans. The Executive shall be entitled to participate in any plan of the Bank relating to pension, profit-sharing, or other retirement benefits and medical coverage or reimbursement plans that the Bank may adopt for the benefit of its employees.

1 of 7


                (b) Executive Benefits; Expenses. The Executive shall be eligible to participate in any fringe benefits that may be or become applicable to the Bank's executive employees, including participation in a stock option or incentive plan adopted by the Board, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Executive under this Agreement. The Bank shall reimburse Executive for all out-of-pocket expenses that the Executive shall incur in connection with his or her services for the Bank.

        5.     Term. The initial term of employment under this Agreement shall be for the period commencing February 11, 2002, and ending February 10, 2005. Said thirty-six (36) month period of employment may be extended for an additional 12 full calendar months by action of the Board prior to February 10, 2003, and on or about each succeeding February 10 thereafter respectively.

        6.     Loyalty; Noncompetition. (a) The Executive shall devote his or her full time and best efforts to the performance of his or her employment under this Agreement. During the term of this Agreement, the Executive shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Bank or be a director, officer or executive of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in any location in which the Bank or any other affiliate of the Holding Company operates a full service branch office.

                (b) Upon termination of this Agreement for any reason other than the reasons set forth in paragraph 9 of this Agreement, for a period of one (1) year from the termination of this Agreement, the Executive shall not be a director, officer or Executive of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank in the geographic area described in paragraph 6(a) of this Agreement.

                (c) Nothing in the foregoing subparagraphs in paragraph 6 shall limit the right of the Executive to invest in the capital stock or other securities of any business dissimilar from that of Holding Company or solely as a passive investor in any business.

                (d) Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Bank, the Holding Company or any affiliate of the Holding Company shall include engaging in business as owner, partner, agent or the Executive of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

                (e) In the event of violation by Executive of this agreement for loyalty and noncompetition, the Executive will be subject to damages and because of the relationship of employer and Executive, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

        7.     Standards. The Executive shall perform his or her duties under this Agreement in accordance with such reasonable standards expected of persons with comparable positions in comparable organizations and as may be established from time to time by the Board and the Board of Directors of the Holding Company (the "Holding Company Board").

2 of 7


        8.     Vacation and Sick Leave. At such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself or herself voluntarily from the performance of his or her employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

               (a) The Executive shall be entitled to any annual vacation in accordance with the policies as periodically established by the Board for senior management officials of the Bank, which shall in no event be less than the current policies of the Bank.

                (b) The timing of vacations shall be scheduled in a reasonable manner by the Executive. The Executive shall not be entitled to receive any additional compensation from the Bank on account of his or her failure to take a vacation; nor shall he be entitled to accumulate unused vacation from one fiscal year to the next except to the extent authorized by the Board for senior management officials of the Bank.

                (c) In addition to the aforesaid paid vacations, the Executive shall be entitled without loss of pay, to absent himself voluntarily from the performance of his or her employment with the Bank for such additional period of time and for such valid and legitimate reasons as the Board in its discretion may determine. Further, the Board shall be entitled to grant to the Executive a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

                (d) In addition, the Executive shall be entitled to an annual sick leave as established by the Board for senior management officials of the Bank. In the event any sick leave time shall not have been used during any year, such leave shall accrue to subsequent years only to the extent authorized by the Board. Upon termination of his or her employment, the Executive shall not be entitled to receive any additional compensation from the Bank for unused sick leave, except to the extent authorized by the Board.

        9.     Termination and Termination Pay.

        This agreement shall be terminated upon the following occurrences:

                (a) The death of the Executive during the term of this Agreement, in which event the Executive's estate shall be entitled to receive the compensation due the Executive through the last day of the calendar month in which his or her death shall have occurred.

                (b) This Agreement may be terminated at any time by a decision of the Board for conduct not constituting termination for "Just Cause," or by the Executive upon sixty (60) days written notice to the Bank, as the case may be. In the event this Agreement is terminated by the Board without Just Cause, the Bank shall be obligated to continue to pay the Executive his or her salary up to the date of termination of the term (including any renewal term) of this Agreement. In the event this Agreement is terminated by the Executive, the compensation and benefits provided for herein will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board.

3 of 7


                (c) The Bank reserves the right to terminate this Agreement at any time for Just Cause. Termination for "Just Cause" shall mean termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense), final cease-and-desist order, termination under the provisions of subparagraphs (d) and (e) below, or material breach of any provision of this Agreement. Subject to the provisions of paragraph 12 hereof, in the event this Agreement is terminated for Just Cause, the Bank shall only be obligated to continue to pay the Executive his or her salary up to the date of termination.

                (d) If the Executive is suspended and/or temporarily prohibited from participation in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act or similar statute, rule or regulations, the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

                (e) If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act or similar statue, rule or regulations, all obligations of the Bank under this Agreement shall terminate as of the effective date of that order.

                (f) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the Executive.

                (g) If, after a "Change of Control" (as hereinafter defined) of the Bank or the Holding Company, the Bank shall terminate the employment of the Executive during the period of employment under this Agreement for any reason other than Just Cause, as defined in paragraph 9(c), or otherwise change the present capacity or circumstances in which the Executive is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Executive's responsibilities or authority or compensation or other benefits provided under this Agreement without the Executive's written consent, then the Bank shall pay to the Executive and provide the Executive, or to his or her beneficiaries, dependents and estate, as the case may be, with the following:

                        (i) The Bank shall promptly pay to the Executive an amount equal to the product of 2.99 times the Executive's "base amount" as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended.

                        (ii) During the period of 36 calendar months beginning with the event of termination, the Executive, his or her dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Bank, including without limitation the Bank's tax qualified retirement plans, life insurance, disability and health insurance as if the Executive was still employed during such period under this Agreement.

4 of 7


                        (iii) If and to the extent that benefits or service credit for benefits provided by paragraph 9(g)(ii) shall not be payable or provided under any such plans to the Executive, his or her dependents, beneficiaries and estate, by reason of his or her no longer being an employee of the Bank, the Bank (or any successor thereto) shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his or her dependents, beneficiaries and estate.

                        (iv) The Bank shall pay all legal fees and expenses which the Executive may incur as a result of the Bank's contesting the validity or enforceability of this Agreement that results in a legal judgment in his or her favor or legal settlement and the Executive shall be entitled to receive interest thereon for the period of any delay in payment from the date such payment was due at the rate determined by adding two hundred basis points to the six month Treasury Bill rate.

                        (v) The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts received from other employment or otherwise by the Executive offset in any manner the obligations of the Bank hereunder.

                        (vi) Notwithstanding the preceding paragraphs of this Section 9(g), in the event that the aggregate payments or benefits to be made or afforded to the Executive under Section 9(g), together with any other payments or benefits received or to be received by the Executive in connection with a Change of Control, would be deemed to include an "excess parachute payment" under Section 280G of the Code, then, at the election of the Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under Section 280G (b)(3) of the Code or (ii) the payments or benefits to be provided under this Section 9(g) shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction among such payments and benefits to be determined by the Executive.

        10.     Change of Control. For purposes of determining this Agreement, a "Change of Control" shall mean an event deemed to occur if and when (a) an offer other than the Holding Company purchases shares of the stock of the Holding Company pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Holding Company representing twenty-five percent (25%) or more of the combined voting power of the Holding Company's then outstanding securities, (c) the membership of the Holding Company Board changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Holding Company Board at the end of such period, or (d) shareholders of the Holding Company approve a merger, consolidation, sale or disposition of all or substantially all of the Holding Company's assets, or a plan of partial or complete liquidation.

5 of 7


        11.     Disability. If the Executive shall become disabled or incapacitated to the extent that he or she is unable to perform the duties of the position set forth in Paragraph 1 of this Agreement, the Executive shall receive short-term disability benefits equal to 100 percent of his monthly compensation beginning on the 15th day of disability and continuing until the 180th day of disability and long-term disability benefits equal to 66 2/3 percent of monthly salary beginning on the 181st day of disability and continuing until the Executive attains age 65. Such short and long term disability benefits shall be reduced by the amount of any benefits payable to the Executive under any other disability program of the Bank. In addition, during any period of disability, the Executive and his dependents shall, to the greatest extent possible, continue to be covered under all Executive benefit plans of the Bank, including without limitation, the Bank's retirement plan(s), life insurance plan, and health insurance plans, as if the Executive were actively employed by the Bank. Upon returning to full-time employment, the Executive's full compensation as set forth in this Agreement shall be reinstated. In the event that the Executive returns to active employment on other than a full-time basis, then his or her compensation (as set forth in Paragraph 2 of this Agreement) shall be reduced in proportion to the time spent in said employment. Subject to the provision of this Section 11, if the Executive is disabled for a continuous period exceeding six (6) calendar months, the Bank may, at its election, terminate the Agreement.

        12.     Expenses to Enforce Agreement. In the event any dispute shall arise between the Executive and the Bank or the Holding Company as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by Executive in defending against any action taken by the Bank or the Holding Company, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a cancelled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

        13.     Successor and Assigns. (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Bank and the Holding Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Bank or the Holding Company.

                (b) Since the Bank is contracting for the unique and personal skills of the Executive, the Executive shall be precluded from assigning or delegating his or her rights or duties hereunder without first obtaining the written consent of the Bank.

        14.     Entire Agreement; Amendments. This Agreement supercedes and replaces any prior agreements, whether oral or written, between the parties hereto. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

        15.     Applicable Law: This Agreement shall be governed in all respects whether as to validity, construction, capacity, and performance or otherwise, by the laws of Washington, except to the extent that Federal law shall be deemed to apply.

6 of 7


        16.     Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

        17.     Source of Payments. All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Holding Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to the Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Holding Company.

IN WITNESS WHEREOF, the parties have executed this Agreement on February 11, 2002.

                                                                                BANNER BANK

Attest:

 /s/Lloyd W. Baker                                                  By:    /s/ Gary Sirmon
                                                                                        Gary Sirmon

                                                                                    BANNER CORPORATION

Attest:

  /s/Lloyd W. Baker                                                      By: /s/Gary Sirmon
                                                                                        Gary Sirmon

Witness:

  /s/Kelly Watson                                                          /s/D. Michael Jones
                                                                                    D. Michael Jones

7 of 7


Exhibit 10{p}

Form of Supplemental Executive Retirement Program Agreement


SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENT

        THIS SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENT (the "Agreement"), is made and entered into as of the 9thday of July, 2001, by and between BANNER BANK (the "Bank"), a Washington-chartered commercial bank, and _______________________________ (the "Executive"), a senior management employee of the Bank.

RECITALS

        The Executive is a senior management employee of the Bank, and as such has rendered and is expected to continue to render valuable services to the Bank. The Board of Directors of the Bank desires for the Bank to provide the Executive with supplemental retirement benefits in recognition of such services.

        NOW, THEREFORE, the Bank and the Executive hereby mutually agree as follows:

        Section 1.        Definitions. When used herein, the words and phrases below shall have the meanings set forth, unless a different meaning is clearly required by the context. Masculine pronouns include feminine pronouns wherever used and vice versa.

        "Board" means the Board of Directors of the Bank.

        "Change in Control" means an event deemed to occur if and when (a) an offeror other than the Company purchases shares of the stock of the Company pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act), other than an employee benefit plan maintained by the Company or any affiliate of the Company, is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period or (d) there occurs a merger, consolidation, sale or disposition of all or substantially all of the Company's assets or a plan of partial or complete liquidation in which the Company is not the resulting entity.

        "Code" means the Internal Revenue Code of 1986, as amended.

        "Company" means Banner Corporation, Inc., a Washington corporation


        "Disability" means any physical or mental injury or disease of a permanent nature which renders the Executive incapable of meeting the requirements of the employment or service performed by the Executive immediately prior to the commencement of such disability. The determination of whether a Participant is disabled shall be made by the Board of Directors in its sole and absolute discretion..

        "Final Average Compensation" means the average of the annual compensation of the Executive for the three (3) full calendar years within the final eight (8) full calendar years of his employment which will produce the highest average. For this purpose, the annual compensation of the Executive shall mean his total cash remuneration from the Bank, the Company or any affiliate of the Company (including, but not limited to, base salary, bonuses and other incentive compensation), plus the sum of: (i) any salary reduction amounts which the Executive elects to have contributed with respect to him to a qualified cash or deferred arrangement under Section 401(k) of the Code, to a cafeteria plan under Section 125 of the Code, or to any similar plan or arrangement and (ii) any amounts deferred by Executive under any deferred compensation plan or contract to which he is a party. Amounts described in (i) and (ii) shall be deemed received at the time the Executive would have received them but for the programs described in (i) and (ii).

        "Retirement Date" means the effective date of Executive's termination of employment (other than upon a Termination for Cause) as an employee of the Bank, the Company or an affiliate of the Company at or after attaining age 62 and upon the completion of at least fifteen (15) Years of Service.

        "Other Retirement Benefits" means the monthly benefits available to the Executive under any (i) retirement plan in which the Executive is a participant, which is qualified under Section 401(a) of the Code and which is maintained by the Bank, the Company or any affiliate of the Company and (ii) non-tax-qualified supplemental retirement plan, agreement or similar arrangement (other than this Agreement) which is maintained by the Bank, the Company or any affiliate of the Company for the benefit of the Executive or to which the Executive is a party. For purposes of determining the monthly Supplemental Benefit payable to the Executive under this Agreement, the monthly benefits available to the Executive as Other Retirement Benefits shall be (i) limited solely to those benefits which are attributable to contributions or accruals made by the Bank, the Company or any affiliate of the Company on behalf of the Executive and shall not include any benefits which are attributable to the Executive's own contributions, (ii) determined as if such benefits were payable to the Executive in the form of a twenty year annuity using a 7.5% earnings rate, and (iii) based on the value of the Executive's Other Retirement Benefits on the Executive's Retirement Date (without regard to whether the Executive is actually receiving such Other Retirement Benefits on such date).

        "Spouse's Supplemental Benefit" means a benefit payable under Section 5 to the Executive's surviving spouse.


        "Supplemental Benefit" means the monthly benefit payable to the Executive under this Agreement.

        "Termination for Cause" means termination of employment because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or material breach of any provision of any employment agreement between the Executive and the Bank, the Company or any affiliate of the Company.

        "Termination for Good Reason" means, the Executive's voluntary termination of employment after the occurrence of one or more of the following (without the Executive's prior written consent):

(1) Assignment to the Executive of duties of a non-executive nature or duties for which he is not reasonably     equipped by his skills and experience;

(2) Termination of incentive and benefit plans, programs or arrangements, or reduction of the Executive's participation to such an extent as to materially reduce their aggregate value below their aggregate value as of the effective date of this Agreement; or

(3) A requirement that the Executive relocate his principal business office or his principal place of residence outside of the area consisting of a thirty-five (35) mile radius from the current main office and any branch of the Bank, or the assignment to the Executive of duties that would reasonably require such a relocation.

        Notwithstanding the foregoing, a reduction or elimination of the Executive's benefits under one or more benefit plans maintained by the Company or the Bank as part of a good faith, overall reduction or elimination of such plan or plans or benefits thereunder applicable to all participants in a manner that does not discriminate against the Executive (except as such discrimination may be necessary to comply with law) shall not constitute a basis for Termination for Good Reason, provided that benefits of the type or to the general extent as those offered under such plans prior to such reduction or elimination are not available to other officers of the Company or the Bank or any company that controls either of them under a plan or plans in or under which the Executive is not entitled to participate.

        "Year of Service" means each twelve (12) month period of Executive's employment with the Bank, the Company or any affiliate of the Company, beginning on Executive's hire date and determined without regard to hours of service during such period.


        Section 2.        Termination of Employment on a Retirement Date.

        (a)        Upon the Executive's termination of employment on a Retirement Date, the Executive shall receive a benefit equal to the sum of the (i) monthly amount payable from his Other Retirement Benefits and (ii) monthly Supplemental Benefit payable under this Agreement. The monthly amount of the Supplemental Benefit shall equal one-twelfth (1/12) of the product of three percent (3%) of the Executive's Final Average Compensation and the Executive's Years of Service. Notwithstanding anything in this Agreement to the contrary, the sum of the amounts set forth in clauses (i) and (ii) of this Section 2(a) (as determined in accordance with this Agreement as of the Executive's Retirement Date) shall not exceed sixty percent (60%) of the Executive's Final Average Compensation, and the Executive's monthly Supplemental Benefit shall be reduced to the extent necessary to comply with this limitation; provided, however, that nothing in this Agreement shall be construed or interpreted to require a reduction in the Executive's Other Retirement Benefits if the amount of such Other Retirement Benefits, determined without regard to any Supplemental Benefit payable under this Agreement, exceeds sixty percent (60%) of the Executive's Final Average Compensation.

        (b)        Subject to Section 6, payment of the Supplemental Benefit shall commence on the first day of the month next following the Executive's Retirement Date and continue monthly for the Executive's life.

        Section 3.        Termination of Employment Prior to a Retirement Date

        (a)        Except as provided in this Section 3(a), in the event of the Executive's termination of employment prior to a Retirement Date, other than by reason of his death, Disability or on or after the effective date of a Change in Control, no Supplemental Benefit shall be payable to the Executive. In the event of the Executive's voluntary termination of employment prior to a Retirement Date other than by reason of his death, Disability or on or after the effective date of a Change in Control, if the Executive has attained age 59.5 as of the effective date of his termination of employment and has at least 15 Years of Service as of such date, then the Executive shall receive a Supplemental Benefit determined in accordance with and payable under Section 2, except that the sixty percent (60%) limitation described in Section 2(a) shall be reduced by two percent (2%) for each full six-month period by which the Executive's date of termination precedes the Executive's 62nd birthday. In no event, however, will the payment(s) be made prior to the executive reaching 59 .5 years of age.

        (b)        In the event of the Executive's termination of employment prior to a Retirement Date by reason of his Disability or for Good Reason, the Executive (or, if applicable, his surviving spouse), shall receive a Supplemental Benefit in an amount determined in accordance with and payable under Section 2 as if the Executive's Retirement Date had occurred on the date immediately preceding his termination of employment (without regard to whether the Executive satisfied the otherwise applicable minimum age and service requirements as of such date).


        (c)        In the event of the Executive's termination of employment prior to a Retirement Date by reason of his death, the Executive's surviving spouse shall receive a Spouse's Supplemental Benefit in an amount determined under Section 5.

        Section 4.        Termination of Employment On or After the Effective Date of a Change in Control. In the event of the Executive's involuntary termination of employment on or after the effective date of a Change in Control, the date of termination shall be the Executive's Retirement Date and the Executive shall be entitled to receive a Supplemental Benefit as determined in accordance with Section 2(a) (without regard to whether the Executive satisfied the otherwise applicable age and service requirements as of such date); provided, however, that, at the election of the Executive submitted in writing to the Board of Directors not later than ninety (90) days prior to the effective date of the Change in Control, the Executive's Supplemental Benefit shall be payable (i) as provided in Section 2, (ii) commencing on a date specified by the Executive, or (iii) in the form of a lump sum distribution as provided in Section 6. In no event, however, will the payment(s) be made prior to the executive reaching 59 .5 years of age.

        In the event of the Executive's involuntary termination of employment following a Change in Control, for purposes of determining the Executive's Supplemental Benefit under Section 2(a), (i) cash compensation payable to the Executive in connection with the Change in Control as severance and/or pursuant to any employment agreement between the Executive and the Bank, the Company or any affiliate of the Company shall be included in the determination of the Executive's Final Average Compensation but only to the extent that such inclusion results in an increase in the Executive's Supplemental Benefit when compared to the amount determined by reference to the Executive's final eight (8) calendar years of employment, and (ii) if the Executive has at least ten (10) Years of Service as of his date of termination, the Executive's Supplemental Benefit shall be determined as if the product of his Years of Service and three percent (3%) was equal to the greater of (A) fifty percent (50%) or (B) the percentage determined by reference to his actual Years of Service (but in any event not greater than sixty percent (60%)).

        Section 5.        Spouse's Supplemental Benefit.

        (a)        In the event of the Executive's death following his Retirement Date, if the Executive is married on the date of his death, his surviving spouse shall be entitled to a Spouse's Supplemental Benefit, payable for life, equal to fifty percent (50%) of the monthly amount of the Supplemental Benefit payable to the Executive prior to his death.

        (b)        In the event of the Executive's death while actively employed by the Bank, the Company or an affiliate of the Company, if the Executive is married on his date of death, his surviving spouse shall receive a Spouse's Supplemental Benefit equal to fifty percent (50%) of the amount the Executive would have received as a Supplemental Benefit if his Retirement Date had occurred on the date immediately preceding his death (without regard to whether the Executive satisfied the otherwise applicable minimum age and service requirements on such date).


        (c)        The monthly amount of the Spouse's Supplemental Benefit shall be payable on the first day of each calendar month following the death of the Executive and preceding the death of such spouse.

        (d)        Notwithstanding any provision of this Agreement to the contrary, in the event that both the Executive and his spouse (if any) die after a Retirement Date but before the date on which the Executive would have attained age 85, their designated beneficiary (or the estate of the last to die if no beneficiary has been designated) shall receive a lump sum death benefit (the "Death Benefit"). The Death Benefit shall be equal to the product of (i) fifty percent (50%) of the annual amount of the Supplemental Benefit payable to the Executive, and (ii) the difference between 85 and the age that the Executive attained (or would have attained) as of the later of the date on which he died or the date on which his spouse died.

        (e)        Notwithstanding any provision of this Agreement to the contrary, if the Executive (or a trust created by the Executive) is a party to a split dollar life insurance agreement with the Bank which is in effect on his date of death, the benefits payable to the Executive's designated beneficiar(ies) under such agreement shall reduce dollar-for-dollar the amount otherwise payable to the Executive's surviving spouse (or, for purposes of Section 6(d), the Executive's beneficiary or estate) under Section 6 of this Agreement (but only to the extent that such life insurance benefits exceed $250,000). For purposes of determining the applicable reduction, the benefits payable under this Agreement shall be calculated as an actuarially equivalent lump sum amount in the same manner as under Section 7.

        Section 6.        Optional Forms of Payment. Notwithstanding any provision of this Agreement to the contrary, the present value of the sum of the Supplemental Benefit and the Spouse's Supplemental Benefit (if any) may, at the request of the Executive and with the consent of the Executive's spouse (if any) and the Board of Directors, be payable in cash in a lump sum within thirty days following the Retirement Date of the Executive. Such present value shall be the actuarial equivalent of the Supplemental Benefit and Spouse's Supplemental Benefit (if any) determined by reference to reasonable actuarial factors consistent with the requirements of Section 417(e) of the Code. The request for a lump sum distribution, and the consent of the Executive's spouse, must be filed by the Executive with the Board of Directors at least thirty (30) days prior to the Retirement Date. Such consent shall be in writing on a form provided by the Board of Directors. In addition, following the death of the Executive, the Board of Directors may authorize the payment of a Spouse's Supplemental Benefit in the form of a lump sum distribution determined on an actuarially equivalent basis.

        Section 7.        Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, no Supplemental Benefit or Spouse's Supplemental Benefit shall be payable hereunder in the event of the Executive's Termination for Cause.


        Section 8.            Miscellaneous.

        (a)        The Supplemental Benefit shall cease to be paid to the Executive (and rights to the Spouse's Supplemental Benefit shall terminate) if he shall disclose material confidential information or trade secrets concerning the Bank or any of it subsidiaries without the Bank's consent, or shall engage in any activity that is materially damaging to the Bank including, but not limited to, engaging in competitive employment during the three-year period beginning on his Retirement Date. The Executive shall be deemed to engage in competitive employment if he shall render services as an owner, employee, officer, director, consultant or otherwise, for himself or any bank, savings and loan association, credit union or similar thrift or, savings bank or institution in any location in which the Bank or any affiliate of the Holding Company operates a full-service branch office.

        (b)        Nothing in this Agreement shall be construed as giving the Executive the right to be retained in the employ of the Bank or any subsidiary of the Bank at all or for any specified period in any particular position, or any right to any payment whatsoever except to the extent provided for by this Agreement.

        (c)        Notwithstanding any other provisions hereof, if any person entitled to receive payments hereunder (the "recipient") shall be physically or mentally or legally incapable of receiving or acknowledging receipt of such payment, the Bank, upon the receipt of satisfactory evidence that another person or institution is maintaining the recipient and that no guardian or committee has been appointed for the recipient, may cause such payment to be made to such person or institution so maintaining the recipient.

        (d)        Nothing in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or shall be construed as creating a trust of any kind, or a fiduciary relationship between the Bank and the Executive or any other person. Any amounts which are or may be set aside hereunder shall continue for all purposes to be a part of the general funds of the Bank, and no person other than the Bank shall, by virtue of the provisions of this Agreement, have any interest in such funds. To the extent that any person acquires a right to receive payments from the Bank hereunder, such right shall be no greater than the right of any unsecured general creditor of the Bank.

        (e)        The benefits payable under this Agreement may not be assigned by the Executive or any other person nor anticipated in any way.

        (f)        This Agreement may not be amended, altered or modified, except by a written instrument signed by the parties hereto, or their respective successors or assigns.

        (g)        This Agreement shall be governed by and construed in accordance with the laws of the State of Washington, to the extent not preempted by applicable federal law.


        (h)        All notices hereunder shall be in writing and deemed properly given if delivered by hand and receipted or if mailed by registered mail, return receipt requested. Notices to the Bank shall be directed to the Secretary of the Bank. Notices to the Executive shall be directed to his last known address. Notice may not be provided by e-mail.

        (i)        This Agreement shall be binding upon the Executive, the Bank and their successors and assigns.

        Section 9.        Administration.

        (a)        This Agreement shall be administered by the Board of Directors. The Board of Directors shall interpret this Agreement, establish regulations to further the purposes of this Agreement and take any other action necessary to the proper operation of this Agreement. Prior to paying any benefit under this Agreement, the Board of Directors may require the Executive or his spouse to provide such information or material as the Bank, in its sole discretion, shall deem necessary for it to make any determination it may be required to make under this Agreement. The Board of Directors shall have authority to cease payments under this paragraph (a), and the determination of the Board of Directors shall be final and conclusive. Upon the request of the Executive, the Board of Directors may grant an advance opinion as to whether a proposed activity would violate the provisions of this paragraph (a).

        (b)        If for any reason a benefit payable under this Agreement is not paid when due, the Executive or his spouse may file a written claim with the Board of Directors. If the claim is denied or no response is received within forty-five (45) days after the date on which the claim was filed with the Board of Directors (in which case the claim will be deemed to have been denied), the Executive or his spouse may appeal the denial to the Board of Directors within sixty (60) days of receipt of written notification of the denial or the end of the forty-five day period, whichever occurs first. In pursuing an appeal, the Executive or his spouse may request that the Board of Directors review the denial, may review pertinent documents, and may submit issues and documents in writing to the Board of Directors. A decision on appeal will be made within thirty (30) days after the appeal is made, unless special circumstances require the Board of Directors to extend the period for another thirty (30) days.

        (c)        The Board of Directors may appoint one or more persons to act as administrator and delegate its administrative responsibilities to such administrator.

        (d)        It is acknowledged by the Bank that the procedures set forth in Section 9(b) are not the exclusive remedy available to the Executive or his beneficiaries in the event of a dispute over the interpretation of this Agreement.


        IN WITNESS WHEREOF, this Agreement has been executed in behalf of the Bank by its duly authorized officers and by the Executive as of the day and year first above stated.

                                                            BANNER BANK

By:_______________________________

_____________________________
Executive


Exhibit 21
Subsidiaries of the Registrant

Parent
Banner Corporation

Subsidiaries	Percentage of ownership	Jurisdiction of State of Incorporation
Banner Bank (1)	100%	Washington

Community Financial Corporation (2)	100%	Oregon

Northwest Financial Corporation (2)	100%	Washington

(1) Wholly-owned by Banner Corporation
(2) Wholly-owned by Banner Bank
