Form 10-K/A
period 2001-12-31
BANNER CORP
filed 2002-04-18
CIK 946673

FORM 10-K/A

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


The Registrant hereby amends Part II, Item 8 of its Annual Report for the fiscal year ended December 31, 2001 for the purpose of correcting typographical errors that occured in the Edgarization process. These corrections include: (i) correcting a line item entitled "Bank owned life insurance" contained in the Consolidated Statements of Financial Condition; (ii) moving "unaudited" from the 2000 column to the 1999 column in Notes 6, 7 and 8 to the Notes to Consolidated Financial Statements. No revisions were made to the Registrant's Consolidated Financial Statements for the year ended December 31, 2001.

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

/s/Deloitte and Touche LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
March 12, 2002


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATEDSTATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2001 and 2000

	2001	2000
ASSETS
Cash and due from banks	$ 67,728	$ 67,356
Securities available for sale, cost $298,332 and $310,538
Encumbered	64,126	66,405
Unencumbered	237,721	242,393
	301,847	308,798

Securities held to maturity, fair value $14,902 and $18,269	14,828	17,717
Federal Home Loan Bank stock	30,840	28,807
Loans receivable:
Held for sale, fair value $43,647 and $8,011	43,235	7,934
Held for portfolio	1,549,742	1,479,149
Allowance for loan losses	(17,552)	(15,314)
	1,575,425	1,471,769

Accrued interest receivable	12,929	12,963
Real estate held for sale, net	3,011	3,287
Property and equipment, net	18,151	17,746
Costs in excess of net assets acquired (goodwill), net	31,437	34,617
Deferred income tax asset, net	1,443	2,337
Bank owned life insurance	20,304	14,190
Other assets	9,151	3,244
	$2,087,094	$1,982,831

LIABILITIES
Deposits:
Non-interest-bearing	$ 180,813	$ 140,779
Interest-bearing	1,114,998	1,051,936
	1,295,811	1,192,715

Advances from Federal Home Loan Bank	501,982	507,098
Other borrowings	76,715	74,538
Accrued expenses and other liabilities	17,591	10,857
Deferred compensation	2,655	2,293
Income taxes payable	--	1,535
	1,894,754	1,789,036

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, no shares issued	--	--
Common stock - $0.01 par value, 27,500,000 shares authorized, 13,201,418 shares issued: 11,634,159 shares and 12,005,302 shares outstanding at December 31, 2001 and 2000, respectively	126,844	133,839
Retained earnings	68,104	66,893
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	2,264	(1,125)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:
577,039 and 633,278 restricted shares outstanding at December 31, 2001 and 2000, respectively, at cost	(4,769)	(5,234)

Carrying value of shares held in trust for stock related compensation plans	(2,870)	(3,130)
Liability for common stock issued to deferred, stock related, compensation plan	2,767	2,552
	(103)	(578)
	192,340	193,795
	$2,087,094	$ 1,982,831

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
December 31, 2001 and 2000

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


Signatures of Registrant

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2002.

Banner Corporation

/s/ Gary Sirmon
Gary Sirmon President and Chief Executive Officer