Form 10-Q
period 2002-03-31
BANNER CORP
filed 2002-05-14
CIK 946673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended ............................................................................................... March 31, 2002

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
     (1)     Yes  [X]               No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 Par Value	As of April 30, 2002 11,661,813 shares *

* Includes 577,039 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts.


BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of March 31, 2002 and December 31, 2001......................................................................................	2

	Consolidated Statements of Income for the Quarter Ended March 31, 2002 and 2001..................................................................................	3

	Consolidated Statements of Comprehensive Income for the Quarter Ended March 31, 2002 and 2001..................................................................................	4

	Consolidated Statements of Changes in Stockholders' Equity for the Quarter Ended March 31, 2002 and 2001..................................................................................	5

	Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2002 and 2001..................................................................................	7

	Selected Notes to Consolidated Financial Statements.............................................................................	9

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operation

	General.................................................................................................................................................	13

	Recent Developments and Significant Events.........................................................................................	14

	Comparison of Financial Condition at March 31, 2002 and December 31, 2001...................................	14

	Comparison of Results of Operations for the Quarter Ended March 31, 2002 and 2001......................	14

	Asset Quality.......................................................................................................................................	20

	Liquidity and Capital Resources...........................................................................................................	21

	Capital Requirements...........................................................................................................................	21

ITEM 3 -	Quantitative and Qualitative Disclosures About Market Risk

	Market Risk and Asset/Liability Management.......................................................................................	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings....................................................................................................................	26

Item 2.	Changes in Securities................................................................................................................	26

Item 3.	Defaults upon Senior Securities.................................................................................................	26

Item 4.	Submission of Matters to a Vote of Stockholders......................................................................	26

Item 5.	Other Information.....................................................................................................................	26

Item 6.	Exhibits and Reports on Form 8-K...........................................................................................	26

SIGNATURES	................................................................................................................................................	27


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
March 31, 2002 (Unaudited) and December 31, 2001

ASSETS	(Unaudited) March 31 2002	December 31 2001
Cash and due from banks	$ 85,165	$ 67,728
Securities available for sale, cost $345,447 and $298,332
Encumbered	75,796	64,126
Unencumbered	269,886	237,721
	345,682	301,847

Securities held to maturity, fair value $15,100 and $14,902	15,022	14,828
Federal Home Loan Bank stock	31,330	30,840
Loans receivable:
Held for sale, fair value $14,435 and $43,647	14,240	43,235
Held for portfolio	1,583,121	1,549,742
Allowance for loan losses	(18,899)	(17,552)
	1,578,462	1,575,425

Accrued interest receivable	13,485	12,929
Real estate owned, held for sale, net	2,762	3,011
Property and equipment, net	18,299	18,151
Costs in excess of net assets acquired (goodwill), net	36,742	31,437
Deferred income tax asset, net	2,782	1,443
Bank owned life insurance	20,535	20,304
Other assets	1,993	9,151
	$ 2,152,259	$ 2,087,094
LIABILITIES
Deposits:
Non-interest-bearing	$ 199,328	$ 180,813
Interest-bearing	1,213,409	1,114,998
	1,412,737	1,295,811

Advances from Federal Home Loan Bank	461,182	501,982
Other borrowings	72,677	76,715
Accrued expenses and other liabilities	10,210	17,591
Deferred compensation	2,826	2,655
Income taxes payable	708	--
	1,960,340	1,894,754

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value, 27,500,000 shares authorized, 13,201,418 shares issued: 11,621,426 shares and 11,634,159 shares outstanding at March 31, 2002 and December 31, 2001, respectively.	126,375	126,844
Retained earnings	70,276	68,104
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale	133	2,264
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust: 577,039 and 577,039 restricted shares outstanding at March 31, 2002 and December 31, 2001, respectively, at cost	(4,769)	(4,769)

Carrying value of shares held in trust for stock related compensation plans	(2,863)	(2,870)
Liability for common stock issued to deferred, stock related, compensation plan	2,767	2,767
	(96)	(103)
	191,919	192,340
	$ 2,152,259	$ 2,087,094

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (in thousands except for per share amounts)

	Quarter Ended March 31
		Restated (See Note 7)
	2002	2001
INTEREST INCOME:
Loans receivable	$ 31,251	$ 34,662
Mortgage-backed securities	2,556	3,272
Securities and deposits	2,211	2,644
	36,018	40,578
INTEREST EXPENSE:
Deposits	10,144	14,219
Federal Home Loan Bank advances	6,468	7,820
Other borrowings	492	1,068
	17,104	23,107
Net interest income before provision for loan losses	18,914	17,471

PROVISION FOR LOAN LOSSES	3,000	950
Net interest income	15,914	16,521

OTHER OPERATING INCOME:
Loan servicing fees	344	310
Other fees and service charges	1,258	1,463
Gain on sale of loans	1,291	861
Gain (loss) on sale of securities	5	--
Miscellaneous	320	231
Total other operating income	3,218	2,865

OTHER OPERATING EXPENSES:
Salary and employee benefits	8,694	7,379
Less capitalized loan origination costs	(1,313)	(1,065)
Occupancy and equipment	2,083	1,859
Information/computer data services	613	643
Advertising	299	203
Check kiting loss	--	3,600
Amortization of goodwill and intangibles	75	795
Miscellaneous	2,875	2,297
Total other operating expenses	13,326	15,711
Income before provision for income taxes	5,806	3,675

PROVISION FOR INCOME TAXES	1,897	1,366
NET INCOME	$ 3,909	$ 2,309
Net income per common share, see Note 5:
Basic	$ .35	$ .21
Diluted	$ .34	$ .20

Cumulative dividends declared per common share:	$ .15	$ .14

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Quarter Ended March 31
		Restated (See Note 7)
	2002	2001
NET INCOME:	$ 3,909	$ 2,309

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $(1,146) and $1,180; respectively.	(2,128)	2,118
Less adjustment for (gains)/losses included in net income, net of income tax (benefit) of $2 and $0; respectively.	(3)	--
Other comprehensive income (loss)	(2,131)	2,118
COMPREHENSIVE INCOME	$ 1,778	$ 4,427

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands)
For the Quarter Ended March 31, 2002 and 2001

	Common Stock And Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Restricted ESOP Share	Carrying Value Of Shares Held in Trust for Stock-Related Compensation Plans	Total Stockholders' Equity
Restated (See Note 7) BALANCE, January 1, 2001	$ 133,839	$ 66,893	$ (1,125)	$ (5,234)	$ (578)	$ 193,795

Net income		2,309				2,309

Change in valuation of securities available for sale, net of income taxes			2,118			2,118

Cash dividend on common stock ($.14/share cumulative)		(1,653)				(1,653)

Purchase and retirement of common stock	(1,912)					(1,912)

Proceeds from issuance of common stock for exercise of stock options	28					28

Amortization of compensation related to MRP					258	258
BALANCE, March 31, 2001	$ 131,955	$ 67,549	$ 993	$ (5,234)	$ (320)	$ 194,943

BALANCE, January 1, 2002	$ 126,844	$ 68,104	$ 2,264	$ (4,769)	$ (103)	$ 192,340

Net income		3,909				3,909

Change in valuation of securities available for sale, net of income taxes			(2,131)			(2,131)

Cash dividend on common stock ($.15/share cumulative)		(1,737)				(1,737)

Purchase and retirement of common stock	(738)					(738)

Proceeds from issuance of common stock for exercise of stock options	269					269

Amortization of compensation related to MRP					7	7
Balance, March 31, 2002	$ 126,375	$ 70,276	$ 133	$ (4,769)	$ (96)	$ 191,919

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (continued) ( in thousands)
For the Quarter Ended March 31, 2002 and 2001

	2002	2001
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201
LESS COMMON STOCK PURCHASED AND RETIRED:
Number of shares, beginning of period	(1,567)	(1,196)
Purchase and retirement of common stock	(40)	(114)
Issuance of common stock to deferred compensation plan and/or exercised stock options	27	3
Number of shares repurchased/retired, end of period	(1,580)	(1,307)
Shares issued and outstanding, end of period	11,621	11,894
UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(577)	(633)
Release of earned shares	--	--
Number of shares, end of period	(577)	(633)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Quarter Ended March 31, 2002 and 2001

		Restated (See Note 7)
	2002	2001
OPERATING ACTIVITIES
Net income	$ 3,909	$ 2,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	435	1,721
Loss (gain) on sale of securities	(5)	--
Increase in cash surrender value of bank owned life insurance	(231)	(218)
Loss (gain) on sale of loans	(1,021)	(805)
Loss (gain) on disposal of real estate held for sale and property and equipment	29	1
Provision for losses on loans and real estate held for sale	3,000	950
FHLB stock dividend	(456)	(462)
Net change in:
Loans held for sale	28,995	(21,821)
Other assets	7,043	(721)
Other liabilities	(6,865)	6,561
Net cash provided (used) by operating activities	34,833	(12,485)
INVESTING ACTIVITIES:
Purchases of securities	(94,960)	(8,000)
Principal repayments and maturities of securities	47,456	26,544
Proceeds from sales of securities	1,529	--
Origination of loans, net of principal repayments	(73,984)	(75,466)
Purchases of loans and participating interest in loans	(18,399)	(489)
Proceeds from sales of loans and participating interest in loans	91,684	47,006
Purchases of property and equipment-net	(657)	(612)
Proceeds from sale of real estate held for sale-net	413	326
Other	(97)	(24)
Investment in bank owned life insurance	--	(5,000)
Cash (used for) provided by acquisitions	(6,520)	--
Net cash used by investing activities	(53,535)	(15,715)
FINANCING ACTIVITIES
Increase (decrease) in deposits	$ 83,774	$ 25,362
Proceeds from FHLB advances	151,500	69,465
Repayment of FHLB advances	(192,300)	(73,980)
Proceeds from repurchase agreement borrowings	1,226	--
Repayments of repurchase agreement borrowings	(1,701)	(5,432)
Increase (decrease) in other borrowings	(4,264)	763
Cash dividends paid	(1,627)	(1,669)
Other	269	28
Repurchases of stock, net of forfeitures	(738)	(1,912)
Net cash provided by financing activities	36,139	12,625
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANK	17,437	(15,575)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	67,728	67,356
CASH AND DUE FROM BANKS, END OF PERIOD	$ 85,165	$ 51,781

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Quarter Ended March 31, 2002 and 2001
(Continued from prior page)

		Restated (See Note 7)
	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$ 16,847	$ 22,685
Taxes paid in cash	$ --	$ 792
Non-cash transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned	$ 199	$ 2,152
Net change in accrued dividends payable	$110	$ 16
The following summarizes the non-cash activities relating to acquisitions:
Fair value of assets and intangibles acquired	$ (44,860)	$ --
Fair value of liabilities assumed	34,768	--
Fair value of stock issued and options assumed to acquisitions' shareholders	--	--
Cash paid out in acquisition	(10,092)	--
Less cash acquired	3,572	--
Net cash acquired (used)	$ (6,520)	--

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:      Basis of Presentation

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank (BB or the Bank). BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and its 39 branch offices and six loan production offices located in Washington, Oregon and Idaho.

The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the FDIC.

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates and may have a material impact on the financial statements.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the methodology for the determination of our allowance for loan and lease losses, the valuation of goodwill, and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 of the Notes to the Consolidated Financial Statements which is part of Banner Corporation's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Certain reclassifications have been made to the 2001 financial statements and/or schedules to conform to the 2002 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of such reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with Banner Corporation's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Note 2:     Recent Developments and Significant Events

Mergers and Acquisitions: On January 1, 2002, the Company completed the acquisition of Oregon Business Bank (OBB), which was headquartered in Lake Oswego, Oregon. BB paid $10.1 million in cash for all the outstanding common shares of OBB. OBB was merged with and into BB and operates as a division of BB. The acquisition was accounted for as a purchase and resulted in the recording of approximately $4.8 million of costs in excess of the fair value of OBB's net assets acquired (goodwill). In addition an estimated $714,000 of core deposit intangibles recorded which will be amortized on an accelerated basis over a five-year period resulting in a first-year charge to earnings of $286,000. Opened in 1999, OBB was an Oregon state-chartered community bank which had, before recording of purchase accounting adjustments, approximated $38.9 million in total assets, $33.1 million in loans, $33.2 million in deposits and $4.7 million in shareholder' equity at December 31, 2001. OBB operates one full service branch in Lake Oswego, Oregon.

Sale of $25 Million of Trust Preferred Securities: On April 10, 2002, the Company completed the issuance of $25 million of Trust Preferred Securities in a private placement. The Trust Preferred Securities were issued by a special purpose business trust owned by the Company and sold to a pooled investment vehicle sponsored by Sandler O'Neill & Partners and Salomon Smith Barney. The Trust Preferred Securities will be recorded as a liability on the statement of financial condition but are expected to qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, or may also be used to fund the Company's stock repurchase program and other general corporate purposes as necessary.

Under the terms of the transaction, the Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the Trust Preferred Securities will be entitled to receive cumulative cash distributions at a variable annual rate, with a current interest rate of 6.0154%, reset semi-annually equal to six month LIBOR plus 3.70%.


Accounting Standards Recently Adopted: In January 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation, which compares the implied fair value of goodwill to its carrying amount, must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The adoption of this statement has a material impact on the Company's results of operation. Goodwill will no longer be amortized, which reduces other current period operating expenses by an estimated $795,000 per quarter, or $3.2 million a year, with a corresponding increase in net income. The Company is required to perform its initial assessment of goodwill impairment by June 30, 2002. The Company will perform its assessment during the second quarter of 2002.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. The statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The statement was adopted by the Company on January 1, 2002 and did not have a material impact on the results of operations or financial condition of the Bank.

Note 3 :      Adoption of SFAS No. 141 and 142--Goodwill, Intangible Assets and Acquisitions

        The following table shows the pro forma effects of SFAS No. 142 applied to the prior comparative period (in thousands except per share amounts):

	Quarter Ended March 31
	2002	2001
Reported Net Income	$ 3,909	$ 2,309
Add back: Goodwill amortization	--	795
Adjusted Net Income	$ 3,909	$ 3,104

Basic earnings per share as reported:	$0.35	$0.21
Goodwill amortization	--	.07
Adjusted basic earnings per share	$0.35	$0.28

Diluted earnings per share as reported:	$0.34	$0.20
Goodwill amortization	--	.07
Adjusted diluted earnings per share	$0.34	$0.27

Acquisition of OBB: The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of calculating valuations of certain intangible assets and interest-bearing liabilities; therefore, the final allocation of the purchase price is subject to adjustment.

January 1, 2002 (in thousands)
Cash	$ 3,572
Securities/Investments	1,531
Loans receivable	33,648
Property and Equipment	237
Other Assets	364
Intangible Assets	714
Goodwill	4,794
Total Assets Acquired	44,860
Deposits	(33,499)
Borrowings	(701)
Other Liabilities	(568)
Total Liabilities Assumed	(34,768)
Net Assets Acquired	$ 10,092

The $714,000 of acquired intangible assets was assigned to core deposit intangible that will be amortized on an accelerated basis over a five-year useful life. Loans receivable and deposits were assigned fair market valuation premiums of $534,000 (three-year average life) and $347,000 (two-year average life), respectively. The premiums will be amortized using a level yield method. The $4.8 million of goodwill was assigned to OBB's ongoing business relationships. None of the goodwill is expected to be deductible for income tax purposes.


Intangible Assets: The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of March 31, 2002 is as follows (in thousands):

March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangible (CDI)	$ 714	$ (75)	$ 639
Mortgage Servicing Rights (MSR)*	$ 1,447	$ (50)	$ 1,397
	$ 2,161	$ (125)	$ 2,036

* Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income.

Amortization Expense for the quarter ended March 31, 2002 includes $75,000 of expense related to the CDI and $97,000 of expense related to the MSRs.

       Estimated amortization expense in future years with respect to existing intangibles (in thousands):

	CDI	MSR	TOTAL
December 31, 2002	$ 255	$ 267	$ 522
December 31, 2003	100	219	319
December 31, 2004	143	183	326
December 31, 2005	86	152	238
December 31, 2006	30	127	157

Note 4:      Business Segments

BB is a community oriented commercial bank chartered in the State of Washington. BB's primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its primary market area. BB offers a wide variety of deposit products to its consumers and commercial customers. Lending activities include the origination of real estate, commercial/agriculture business and consumer loans. BB is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, BB receives other income from deposit servicing charges, loan servicing fees and from the sale of loans and investments. BB also has a mortgage lending subsidiary, Community Financial Corporation (CFC), located in the Lake Oswego area of Portland, Oregon, that was established in fiscal 2000. CFC's primary lending activities are in the area of construction and permanent financing for one- to four-family residential dwellings.

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operation segments in interim reports to stockholders. They also establish standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that its current business and operations consist of a single business segment.

Note 5:      Additional Information Regarding Interest-Bearing Deposits and Securities

Encumbered Securities: Securities labeled “Encumbered” are pledged securities that are subject to certain agreements which may allow the secured party to either sell and replace them with similar but not the exact same security or otherwise pledge the securities. In accordance with SFAS No. 140, the amounts have been separately identified in the Consolidated Statements of Financial Condition as “Encumbered.”

The following table sets forth additional detail on BANR's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	March 31 2002	December 31 2001	March 31 2001
Interest-bearing deposits included in cash and due from banks	$ 24,555	$ 12,408	$ 11,192

Mortgage-backed securities	212,028	207,185	198,351
Other securities-taxable	122,953	82,259	81,160
Other securities-tax exempt	22,836	23,673	27,969
Other stocks with dividends	2,887	3,558	3,821
Total securities	360,704	316,675	311,301
Federal Home Loan Bank (FHLB) stock	31,330	30,840	29,269
	$416,589	$ 359,923	$351,762


The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarter Ended March 31
	2002	2001
Mortgage-backed securities-interest	$ 2,556	$ 3,272

Taxable interest and dividends	1,422	1,766
Tax-exempt interest	333	416
Federal Home Loan Bank stock-dividends	456	462
	2,211	2,644
	$ 4,767	$ 5,916

NOTE 6 :      Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data
   (in thousands):

	Quarter Ended March 31
	2002	2001
Total shares originally issued	13,201	13,201
Less retired shares and treasury stock plus unvested shares allocated to MRP	(1,591)	(1,305)
Less unallocated shares held by the ESOP	(577)	(633)
Basic weighted average shares outstanding	11,033	11,263
Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	416	359

Diluted weighted average shares outstanding	11,449	11,622

NOTE 7:      Restatement of Financial Statements and Additional First Quarter Loan Loss Provision

Restatement of Financial Statements: On September 17, 2001, the Company announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer, as well as activities designed to conceal credit weaknesses of several loan customers. Upon further review, the Company determined that it would be necessary to file amended quarterly reports on Form 10-Q/A for each of the quarters ended March 31, 2001 and June 30, 2001, to recognize charges in those periods which appropriately reflect the timing of losses incurred as a result of the check kiting and credit manipulation activities. For the restated quarter ended March 31, 2001, the Company recorded an expense of $3.6 million ($2.3 million after tax) as a result of the check kiting scheme. During the restated quarter ended June 30, 2001, the Company recorded $2.6 million ($1.7 after tax) of expense related to the check kiting scheme and an additional $2.0 million ($1.3 million after tax) was added to the provision for loan losses. The Company recorded an additional expense of $1.9 million in the quarter ended September 30, 2001, with respect to the check kiting scheme and also recognized $4.2 million and $4.0 million, respectively, of additional provision for loan losses associated with the credit manipulation in the quarters ended September 30, 2001 and December 31, 2001. The changes in the financial statements resulted in restated net income of $2.3 million for the quarter ended March 31, 2001 and $1.6 million for the quarter ended June 30, 2001, compared to $4.6 million and $4.6 million, respectively, as previously reported. For the six months ended June 30, 2001, restated net income was $3.9 million compared to $9.2 million as previously reported.

Announcement of Additional First Quarter Loan Loss Provision: On February 25, 2002, the Company announced that it expected to record an additional $1.9 million of loan loss provision in the quarter ended March 31, 2002, as a result of further deterioration in the quality of five of the problem loans associated with the former senior lending officer as referenced above. All five of these problem credits were identified in 2001 with associated loss provisions recorded in that year and workout plans were developed for each of these credits at that time. However, they did not perform as planned, prompting the Company to announce the expected additional loan loss provision.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain “forward-looking statements” concerning the future operations of Banner Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward-looking statements” contained in this report and our Annual Report. We have used “forward-looking statements” to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, the Company's ability to successfully complete consolidation and conversion activities, successfully resolve outstanding credit issues and/or recover check kiting losses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements.

General

Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB). BB is a Washington-chartered commercial bank the deposits of which are insured by the FDIC under both the BIF and the SAIF. BB conducts business from its main office in Walla Walla, Washington, and its 39 branch offices and six loan production offices located in 18 counties in Washington, Idaho and Oregon.

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income increased for the quarter ended March 31, 2002 compared to the same period a year earlier, reflecting a 27 basis point increase in the interest rate spread and growth in interest bearing assets and liabilities. The net interest margin also increased, expanding twelve basis points for the quarter ended March 31, 2002, when compared to the same period one year prior. BANR's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses increased sharply for the quarter ended March 31, 2002, compared to the same period ended March 31, 2001. As explained more fully below and in Note 7 of the Selected Notes to the Consolidated Financial Statements, much of this increase reflects impaired loans associated with a former senior commercial loan officer that had been manipulated to conceal credit weaknesses. Other operating income increased significantly for the quarter ended March 31, 2002, largely as a result of increased gain on the sale of loans, although other non-interest revenues also increased. Other operating expenses decreased for the quarter ended March 31, 2002, compared to the same period ended March 31, 2001. As explained below and in Note 7 of the Selected Notes to the Consolidated Financial Statements, non-interest expenses for the quarter ended March 31, 2001, included check kiting losses of $3.6 million which was not a factor in 2002. In addition the Company's amortization expense for goodwill and other intangibles decreased $720,000 with the adoption of SFAS No. 142 which no longer requires amortization of goodwill. Excluding the check kiting losses and adoption of SFAS No. 142, other operating expenses increased compared to the year earlier amounts reflecting the continued growth of the Company.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements.


Recent Developments and Significant Events

See Notes 2 and 7 to Consolidated Financial Statements

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets increased $65.2 million, or 3.1%, from $2.087 billion at December 31, 2001, to $2.152 billion at March 31, 2002. The growth of $65.2 million largely reflects the acquisition of OBB on January 1, 2002, and economic conditions in the markets where BANR operates. Securities investments increased $44.0 million from $316.7 million to $360.7 million. The OBB acquisition provided $1.5 million of this increase. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) grew $3.0 million, or 0.2%, from $1.575 billion at December 31, 2001, to $1.578 billion at March 31, 2002. This loan growth occurred despite a decrease of $29.0 million in loans held for sale to $14.2 million at March 31, 2002, reflecting the sale of loan inventory built up in the prior quarter. Loans held for sale are generally sold in the secondary market within sixty days following the loan closing date. The increase in net loans included growth of $15.9 million of mortgages secured by commercial real estate, $16.3 million of construction and land loans, $1.2 million of mortgages secured by multi-family real estate and $7.4 million of non-mortgage commercial and agricultural loans. Generally offsetting these increases were declines of $33.9 million of one- to four-family and $2.5 million in non-mortgage consumer loans. These balances reflect the acquisition of OBB on January 1, 2002, which provided $33.6 million of gross loans consisting of $14.3 million of commercial and multi-family mortgages, $9.0 million of construction and land loans, $839,000 of residential mortgages and $9.5 million of commercial and consumer loans. These balances reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate, construction and land development, and non-mortgage loans. While these loans are of inherently higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with the borrowers than most residential mortgages. The majority of the increase in loans and securities was funded by a net increase of $116.9 million in deposits offset by a $44.8 million decrease in borrowings. Net income from operations also helped to fund asset growth. Deposits grew $116.9 million, or 9.0%, from $1.296 billion at December 31, 2001, to $1.413 billion at March 31, 2002. FHLB advances decreased $40.8 million from $502.0 million at December 31, 2001, to $461.2 million at March 31, 2002. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $4.0 million, from $76.7 million at December 31, 2001, to $72.7 million at March 31, 2002.

Comparison of Results of Operations for the Quarter Ended March 31, 2002 and 2001

General. For the quarter ended March 31, 2002, the Company had net income of $3.9 million, or $.34 per share (diluted), compared to net income of $2.3 million, or $.20 per share (diluted), for the quarter ended March 31, 2001, an increase of $1.6 million. The prior period contained expenses associated with the check kiting scheme and additional loan loss provision described in Note 7. BANR's operating results (excluding the check kiting charges) reflect significant growth of assets and liabilities and an improved net interest margin which were offset by a higher level of loan loss provision and other operating expenses. As explained below, provision for loan losses increased as a result not only of the credit manipulation activities but also as a result of an increased level of non-performing loans. The Company's operating results also reflect a significant increase in other operating revenues, particularly gain on sale of loans, and other operating expenses incurred as a result of increased mortgage lending. Compared to levels a year ago, total assets increased 7.2%, to $2.152 billion, at March 31, 2002, net loans rose 3.8%, to $1.578 billion, deposits grew 16.0%, to $1.413 billion, and borrowings decreased 6.8%, to $533.9 million. Average equity was 9.35% of average assets for the quarter ended March 31, 2002, compared to 9.93% of average assets for the quarter ended March 31, 2001. Net interest margin increased twelve basis points for the quarter reflecting a 27 basis point increase in net interest rate spread, which was partially offset by the increased use of interest-bearing liabilities relative to interest-earning assets. The changes in net interest spread and net interest margin are notable in light of the significant volatility and changes in the level of market interest rates over the past two years. Changes in the level of interest rates during this period initially reduced the Company's net interest margin; however, largely as a result of declining funding costs, net interest margin has increased in each of the past three quarters.


Interest Income. Interest income for the quarter ended March 31, 2002, was $36.0 million compared to $40.6 million for the quarter ended March 31, 2001, a decrease of $4.6 million, or 1.3%. The decrease in interest income occurred despite a $90.0 million, or 4.8%, growth in average balances of interest-earning assets as a result of a 134 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 7.44% for the quarter ended March 31, 2002, compared to 8.78% for the same period a year earlier. Average loans receivable for the quarter ended March 31, 2002, increased by $91.3 million ($33.1 million from the acquisition of OBB), or 6.0%, when compared to the quarter ended March 31, 2001, reflecting the Bank's significant internal growth as well as the acquisition of OBB. Interest income on loans decreased by $3.4 million, or 9.8%, compared to the prior year, as the impact of the increase in average loan balances was substantially offset by a 139 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates, particularly the prime rate, compared to prior year levels, which offset continued changes in the mix of the loan portfolio. The loan mix continued to change as the portion of the portfolio invested in lower yielding one- to four-family residential loans declined, while the portion invested in higher yielding construction, land development and commercial loans increased. Loans yielded 7.88% for the quarter ended March 31, 2002, compared to 9.27% for the quarter ended March 31, 2001. While the level of market interest rates was significantly lower than a year earlier, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $1.3 million for the quarter ended March 31, 2002, and the interest and dividend income from those investments decreased $1.1 million, compared to the quarter ended March 31, 2001. The average yield on mortgage-backed securities decreased from 6.71% for the quarter ended March 31, 2001, to 5.23% for the comparable period in 2002. Yields on mortgage-backed securities were lower in the 2002 period reflecting the effect of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable rates and more rapid prepayments on certain higher-yielding portions of the portfolio. The average yield on investment securities and short term cash investments decreased from 6.72% for the quarter ended March 31, 2001, to 5.58% for the comparable quarter in 2002, also reflecting the lower level of market rates. Earnings on FHLB stock decreased by $6,000 to $456,000 in the quarter ended March 31, 2002 from $462,000 in the comparable quarter in 2001. This resulted from a 51 basis point decrease in the yield received on FHLB stock offset by an increase of $2.1 million in the average balance of FHLB stock for the quarter ended March 31, 2002. The dividend yield on FHLB stock was 5.99% for the quarter ended March 31, 2002, compared to 6.50% for the quarter ended March 31, 2001. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest Expense. Interest expense for the quarter ended March 31, 2002, was $17.1 million compared to $23.1 million for the comparable period in 2001, a decrease of $6.0 million, or 26.0%. The decrease in interest expense was due to a decrease in the average cost of all interest-bearing liabilities from 5.28% to 3.67%. The $143.4 million increase ($33.2 million from the OBB acquisition) in average interest-bearing deposits for the quarter ended March 31, 2002, compared to March 31, 2001, reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense decreased $4.1 million for the quarter ended March 31, 2002, compared to the same quarter a year ago. Average deposit balances increased from $1.193 billion for the quarter ended March 31, 2001, to $1.336 billion for the quarter ended March 31, 2002, while, at the same time, the average rate paid on deposit balances decreased 176 basis points. To a significant degree, deposit costs for a quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower for the nine months preceding the quarter ended March 31, 2002, than for the same period preceding the March 31, 2001, quarter. The reduction in deposit costs, which tends to lag declines in market rates, continued in the most recent quarter as a result of the cumulative effect of declining rates in the four preceding quarters as well as sharply low rates in the current quarter. Average FHLB advances totaled $476.2 million during the quarter ended March 31, 2002, compared to $508.8 million during the quarter ended March 31, 2001, a decrease of $32.6 million that, combined with a 72 basis point decrease in the average cost of advances, resulted in a $1.4 million decrease in related interest expense. The average rate paid on those advances decreased to 5.51% for the quarter ended March 31, 2002, from 6.23% for the quarter ended March 31, 2001. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $5.3 million from $74.7 million for the quarter ended March 31, 2001, to $80.0 million for the same period in 2002, while the related interest expense decreased $576,000 from $1.1 million to $492,000 for the respective periods. The average rate paid on other borrowings was 2.49% in the quarter ended March 31, 2002 compared to 5.80% for the same quarter in 2001. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances which generally lag current market rates.


The following tables provide additional comparative data on the Company's operating performance:

Average Balances	Quarter Ended March 31
(in thousands)	2002	2001
Investment securities and deposits	$ 127,626	$ 131,710
Mortgage-backed obligations	198,301	197,634
Loans	1,607,697	1,516,361
FHLB stock	30,890	28,817
Total average interest-earning asset	1,964,514	1,874,522

Non-interest-earning assets	134,909	114,039
Total average assets	$2,099,423	$1,988,561

Deposits	1,335,890	1,192,508
Advances from FHLB	476,239	508,785
Other borrowings	80,035	74,704
Total average interest-bearing liabilities	1,892,164	1,775,997

Non-interest-bearing liabilities	11,040	15,198
Total average liabilities	1,903,204	1,791,195

Equity	196,219	197,366
Total average liabilities and equity	$ 2,099,423	$ 1,988,561

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and deposits	5.58%	6.72%
Mortgage-backed obligations	5.23%	6.71%
Loans	7.88%	9.27%
FHLB stock	5.99%	6.50%
Total interest rate yield on interest-earning assets	7.44%	8.78%

Interest Rate Expense:
Deposits	3.08%	4.84%
Advances from FHLB	5.51%	6.23%
Other borrowings	2.49%	5.80%
Total interest rate expense on interest-bearing liabilities	3.67%	5.28%

Interest spread	3.77%	3.50%

Net interest margin on interest earning assets	3.90%	3.78%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.76%	0.47%*
Return on average equity	8.08%	4.74%*
Average equity / average assets	9.35%	9.93%
Average interest-earning assets / interest-bearing liabilities	103.82%	105.55%
Non-interest [other operating] expenses / average assets	2.57%	3.20%*
Efficiency ratio
[non-interest (other operating) expenses / revenues]	60.21%	77.26%*

   * includes goodwill amortization


Provision and Allowance for Loan Losses. During the quarter ended March 31, 2002, the provision for loan losses was $3.0 million, compared to $950,000 for the quarter ended March 31, 2001, an increase of $2.1 million. The increase in the provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provisions in the current periods reflect changes in the portfolio mix, higher levels of non-performing loans and net charge offs, and concerns about the current economic environment. The provision for loan losses for the quarter ended March 31, 2002, includes $1.9 million of charges as a result of further deterioration in the quality of five of the problem loans associated with the former senior lending officer as referenced in Note 7 to Consolidated Financial Statements. Non-performing loans increased to $28.7 million at March 31, 2002, compared to $18.0 million at March 31, 2001. Non-performing loans are primarily concentrated in the Seattle metropolitan area where continued economic weakness has diminished certain borrowers' ability to meet loan obligations, and largely, although not exclusively, reflect loans associated with the former senior loan officer noted above. Net charge-offs were $2.1 million for the current quarter compared to $284,000 for the same quarter a year earlier. A comparison of the allowance for loan losses at March 31, 2002, and 2001, shows an increase of $2.9 million from $16.0 million at March 31, 2001, to $18.9 million at March 31, 2002. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.18% and 1.04% at March 31, 2002, and March 31, 2001, respectively. In recent months, the Company has hired additional credit administration and special assets personnel and is directing significant efforts at managing non-performing assets.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the generally accepted accounting principles (GAAP) guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance, and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Bank's loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company's historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. During the current quarter the Company reduced the loss factors associated with one- to four-family loans while at the same time it increased the factors associated with non-residential loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.


The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

		March 31 2002	December 31 2001
Loans (including loans held for sale):
Secured by real estate:
One- to four-family		$ 388,509	$ 422,456
Commercial		379,448	363,560
Multifamily		80,264	79,035
Construction and land		352,076	335,798
Commercial business		269,713	270,022
Agricultural business		84,233	76,501
Consumer		43,118	45,605
Total Loans		1,597,361	1,592,977
Less allowance for loan losses		18,899	17,552
Total net loans at end of period		$ 1,578,462	$ 1,575,425
Allowance for loan losses as a percentage of net loans outstanding		1.18%	1.10%

	Quarter Ended March 31
	2002	2001
Balance, beginning of the period	$ 17,552	$ 15,314

Acquisitions/(Divestitures)	460	--
Provision	3,000	950
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	--	--
Commercial	9	--
Multifamily	--	--
Construction and land	--	--
Commercial business	--	6
Agricultural business	1	--
Consumer	9	5
	19	11

Loans charged off:
Secured by real estate:
One- to four-family	--	(32)
Commercial	(6)	--
Multifamily	--	--
Construction and land	--	--
Commercial business	(1,586)	(102)
Agricultural business	(141)	(100)
Consumer	(399)	(61)
	(2,132)	(295)
Net charge offs	(2,113)	(284)
Balance, end of period	$ 18,899	$ 15,980
Net charge offs as a percentage of average net book value of loans outstanding for the period	0.13%	0.02%


The following is a schedule of the Company's allocation of the allowance for loan losses:

	March 31 2002	December 31 2001
Specific or allocated loss allowances:
Secured by real estate:
One- to four-family	$ 1,034	$ 2,366
Commercial	3,875	3,967
Multifamily	396	593
Construction and land	3,926	3,431
Commercial business	7,144	4,660
Agricultural business	1,125	990
Consumer	593	774
Total allocated	18,093	16,781

Unallocated	806	771
Total allowance for loan losses	$ 18,899	$ 17,552

Allowance for loan losses as a percent of net loans (loans receivable excluding allowance for losses)	1.18%	1.10%

Other Operating Income. Other operating income was $3.2 million for the quarter ended March 31, 2002, an increase of $353,000 from the quarter ended March 31, 2001. This included a $430,000 increase in the gain on sale of loans for the current quarter. Loan sales for the quarter ended March 31, 2002 totaled $91.7 million, including $18.5 million of loans sold by CFC, compared to $47.0 million for the quarter ended March 31, 2001. Gain on sale of loans for BANR included $84,000 of fees on $7.4 million of loans brokered by CFC, which are not reflected in the volume of loans sold. Other fee and service charge income for BANR decreased by $205,000 to $1.3 million for the quarter ended March 31, 2002, compared to $1.5 million for the quarter ended March 31, 2001. ___ Miscellaneous income increased by $89,000 reflecting the Company's increased investment in bank owned life insurance and the resulting increase in cash surrender value.

Other Operating Expenses. Other operating expenses decreased $2.4 million from $15.7 million for the quarter ended March 31, 2001, to $13.3 million for the quarter ended March 31, 2002. As noted above, other operating expenses for the quarter ended March 31, 2001, included a charge of $3.6 million associated with a check kiting scheme that had been concealed by a former senior lending officer of BB. In addition, the amortization of goodwill and intangibles decreased $720,000 as a result of the adoption of SFAS No. 142. Excluding the check kiting charge and change in goodwill amortization, other operating expenses increased $1.9 million compared to the same quarter a year earlier. Increases in other operating expenses, excluding the check kiting charge and change in goodwill amortization, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as BANR continues to expand. The increase in expenses includes operating costs associated with OBB, which was acquired on January 1, 2002. The increase also reflects expenses associated with the expanding operations at BB's mortgage lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $248,000 increase in capitalized loan origination costs reflecting a greater level of loan origination activity. The higher operating expenses associated with BANR's transition to more of a commercial bank profile caused BANR's efficiency ratio, excluding the amortization of goodwill, to increase to 60.21% for the quarter ended March 31, 2002, from 55.65% (73.35% including goodwill and the check kiting loss) for the comparable period ended March 31, 2001. Other operating expenses as a percentage of average assets increased to 2.57% for the quarter ended March 31, 2002, compared to 2.31% (3.10% including goodwill and the check kiting loss) for the quarter ended March 31, 2001.

Income Taxes. Income tax expense was $1.9 million for the quarter ended March 31, 2002, compared to $1.4 million for the comparable period in 2001. The Company's effective tax rates for the quarters ended March 31, 2002 and 2001 were 33% and 37%, respectively. The higher effective tax rate in the prior quarter is primarily a result of a smaller relative effect of the non-deductible intangible amortization expense compared to the current quarter reflecting the discontinuance of the amortization of goodwill.


Asset Quality

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

At March 31, 2002 and December 31, 2001, the aggregate amounts of the Bank's classified assets were as follows (in thousands):

	March 31 2002	December 31 2001
Loss	$ 2	$ --
Doubtful	532	171
Substandard assets	43,486	32,658
Special mention	27,243	34,140

The following tables are provided to disclose additional details on asset quality (in thousands):

	March 31 2002	December 31 2001
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$ 983	$ 1,006
Commercial	--	415
Multifamily	897	--
Construction and land	12,916	6,827
Commercial business	12,245	8,884
Agricultural business	947	86
Consumer	500	291
	28,488	17,509
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	8	18
Commercial	--	325
Multifamily	--	--
Construction and land	--	--
Commercial business	189	39
Agricultural business	--	--
Consumer	25	152
	222	534
Total non-performing loans	28,710	18,043

Real estate owned, held for sale, net (REO), and other repossessed assets	2,762	3,011
Total non-performing assets at the end of the period	$ 31,472	$ 21,054
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	1.80%	1.13%
Non-performing assets as a percentage of total assets at end of the period.	1.46%	1.01%
Troubled debt restructuring [TDRs] at end of the period	$ 158	$ 302


Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, proceeds from loan principal and interest payments and sales of loans, and the maturity of and interest income on mortgage-backed and investment securities. While maturities and scheduled repayments of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the quarter ended March 31, 2002, the Company purchased loans in the amount of $18.4 million while loan originations, net of repayments, totaled $74.0 million. This activity was funded primarily by principal repayments on securities, sales of loans, and deposit growth. During the quarter ended March 31, 2002, the Company sold $91.7 million of loans. Net deposit growth was $116.9 million for the quarter ended March 31, 2002. FHLB advances decreased $40.8 million for the quarter ended March 31, 2002. Other borrowings decreased $4.0 million for the quarter ended March 31, 2002.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended March 31, 2002, the Bank used its source of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At March 31, 2002, BB had outstanding loan commitments totaling $349.2 million including undisbursed loans in process totaling $346.1 million. BB generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. BB maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 40% of BB's assets or unencumbered qualifying collateral, up to a total possible credit line of $860 million. Advances under this credit facility totaled $461.2 million, or 21% of BB's assets at March 31, 2002.

At March 31, 2002, savings certificates amounted to $897.8 million, or 64%, of the Bank's total deposits, including $720.8 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, FHLB-Seattle advances, other borrowings and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and (iii) a ratio of total capital to risk-weighted assets of at least 8.0%. At March 31, 2002, BANR's banking subsidiary exceeded all current regulatory capital requirements to be classified as a well capitalized institution, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for BANR along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes
	Amount	Ratio	Amount	Ratio
March 31, 2002:

BANR--consolidated
Total capital to risk- weighted assets	$ 174,624	11.27%	$ 123,937	8.00%
Tier 1 capital to risk- weighted assets	154,902	10.00	61,969	4.00
Tier 1 leverage capital average assets	154,902	7.51	82,496	4.00


Item 3–Quantitative and Qualitative Disclosures About Market Risk

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


Sensitivity Analysis

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2002, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators

	Estimated Change in
Change (In Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
		(Dollars in thousands)
+400	$ (1,353)	(1.7%)	$ (92,686)	(46.0%)
+300	(59)	(0.1%)	(59,898)	(29.7%)
+200	(2)	0.0%	(35,378)	(17.6%)
+100	(552)	(0.7%)	(15,723)	(7.8%)
0	0	0	0	0
-100	(165)	(0.2%)	(286)	(0.1%)
-200	(676)	(0.8%)	(9,955)	(4.9%)
-300	N/A	N/A	N/A	N/A
-400	N/A	N/A	N/A	N/A

(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

Another although less reliable monitoring tool for assessing interest rate risk is “gap analysis.” The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive” and by monitoring an institution's interest sensitivity “gap.” An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

The table of Interest Sensitivity Gappresents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2002. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 2002, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $1.4 million, representing a one-year gap to total assets ratio of 0.06%.


Table of Interest Sensitivity Gap
As of March 31, 2002

	Within 6 Months	6 Months to One Year	1-3 Years	3-5 Years	5-10 Years	Over 10 Years	Total
			(dollars in thousands)
Interest-earning assets(1):
Construction loans	$ 238,306	$ 1,415	$ 3,425	$ 992	$ --	$ --	$ 244,138
Fixed-rate mortgage loans	61,475	35,338	117,757	90,930	152,155	165,451	623,106
Adjustable-rate mortgage loans	198,248	55,797	78,034	9,751	--	--	341,830
Fixed-rate mortgage-backed securities	8,972	8,674	44,568	29,334	27,191	18,720	137,459
Adjustable-rate mortgage-backed securities	66,878	1,438	6,743	642	--	--	75,701
Fixed-rate commercial /agriculture loans	12,660	14,623	33,150	24,549	7,844	1,346	94,172
Adjustable-rate commercial/ agriculture loans	239,402	--	--	--	--	--	239,402
Consumer and other loans	27,890	7,507	14,106	6,334	3,699	--	59,536
Investment securities and interest- bearing deposits	66,400	50,930	20,535	5,845	16,148	42,967	202,825
Total rate-sensitive assets	920,231	175,722	318,318	168,377	207,037	228,484	2,018,169
Interest-bearing liabilities(2):
Regular savings and NOW accounts	25,420	25,420	59,313	59,313	--	--	169,466
Money market deposit accounts	73,099	43,859	29,239	--	--	--	146,197
Certificates of deposit	525,807	194,102	130,861	42,825	4,070	81	897,746
FHLB advances	88,370	47,290	102,994	100,600	121,079	849	461,182
Other borrowings	59,351	--	--	--	--	--	59,351
Retail repurchase agreements	11,134	740	1,452	--	--	--	13,326
Total rate-sensitive liabilities	783,181	311,411	323,859	202,738	125,149	930	1,747,268
Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$ 137,050	$ (135,689)	$ (5,541)	$ (34,361)	$ 81,888	$ 227,554	$ 270,901
Cumulative excess (deficiency) of interest-sensitive assets	$ 137,050	$ 1,361	$ (4,180)	$ (38,541)	$ 43,347	$ 270,901	$ 270,901
Cumulative ratio of interest-earning assets to interest-bearing liabilities	117.50%	100.12%	99.71%	97.62%	102.48%	115.50%	115.50%
Interest sensitivity gap to total assets	6.37%	(6.30%)	(0.26%)	(1.60%)	3.80%	10.57%	12.59%
Ratio of cumulative gap to total assets	6.37%	0.06%	(0.19%)	(1.79%)	2.01%	12.59%	12.59%

(footnotes on following page)


Footnotes for Table of Interest Sensitivity Gap

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

(2)  Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $146.5 million or (6.81%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table included in the Comparison of Results of Operations section of this document.


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

Not Applicable

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Stockholders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8K

Report(s) on Form 8-K filed during the quarter ended March 31, 2002, are as follows:

Date Filed	Purpose
January 15, 2002	Announcement of consummation of acquisition of Oregon Business Bank by merger with the Company's wholly owned subsidiary bank, Banner Bank.
January 15, 2002	Announcement of increased loan loss provisions for fourth quarter.
January 29, 2002	Announcement of change in management of Banner Bank. Jess Foster appointed interim President after Rick Meikle, former President, resigned.
February 13, 2002	Announcement of D. Michael Jones as new President and CEO of Banner Bank.
February 26, 2002	Announcement of need to record additional loan loss provisions.
March 29, 2002	Announcement that D. Michael Jones will become President and CEO of Banner Corporation effective April 19, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 14, 2002	/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer (Principal Executive Officer)

May 14, 2002	/s/ Lloyd W. Baker Lloyd W. Baker Treasurer and Executive Vice President (Principal Financial and Accounting Officer)
