Form 10-Q
period 2002-06-30
BANNER CORP
filed 2002-08-14
CIK 946673

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the quarterly period ended........................  June 30, 2002
                                                                 -------------

[ X ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------   --------------

                              Commission File Number    0-26584
                                                     -----------

                                BANNER CORPORATION
                                ------------------
               (Exact name of registrant as specified in its charter)

          Washington                                             91-1691604
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

              10 S. First Avenue        Walla Walla, Washington  99362
             ---------------------------------------------------------
             (Address of principal executive offices and zip code)

                                   (509)  527-3636
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
          (1)       Yes    X                      No
                        -------                      -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of class:                              As of July 31, 2002
       ---------------                              -------------------

  Common stock, $.01 par value                      11,580,754 shares *

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

                        Banner Corporation and Subsidiaries
                                Table of Contents
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

   Consolidated Statements of Financial Condition
   as of June 30, 2002 and December 31, 2001..............................  2

   Consolidated Statements of Income
   for the Quarters and Six Months Ended June 30, 2002 and 2001...........  3

   Consolidated Statements of Comprehensive Income
   for the Quarters and Six Months Ended June 30, 2002 and 2001...........  4

   Consolidated Statements of Changes in Stockholders' Equity
   for the Six Months Ended June 30, 2002 and 2001........................  5

   Consolidated Statements of Cash Flows
   for the Quarters and Six Months Ended June 30, 2002 and 2001...........  8

   Selected Notes to Consolidated Financial Statements.................... 10

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

   General................................................................ 14

   Recent Developments and Significant Events............................. 15

   Comparison of Financial Condition at June 30, 2002 and December 31,
   2001..................................................................  15

   Comparison of Results of Operations for the Quarters and Six Months
   Ended June 30, 2002 and 2001..........................................  15

   Asset Quality.........................................................  21

   Liquidity and Capital Resources.......................................  22

   Capital Requirements..................................................  22

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

   Market Risk and Asset/Liability Management............................  23

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings.............................................  27

   Item 2. Changes in Securities.........................................  27

   Item 3. Defaults upon Senior Securities...............................  27

   Item 4. Submission of Matters to a Vote of Stockholders...............  27

   Item 5. Other Information.............................................  27

   Item 6. Exhibits and Reports on Form 8-K..............................  27

SIGNATURES...............................................................  28

CERTIFICATION............................................................  29

                     BANNER CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)

                                                (Unaudited)
                                                    June 30      December 31
ASSETS                                                 2002             2001
                                                -----------      -----------

Cash and due from banks                         $    93,276      $    67,728
Securities available for sale, cost $357,674
 and $298,332
   Encumbered                                        61,877           64,126
   Unencumbered                                     299,727          237,721
                                                -----------      -----------
                                                    361,604          301,847

Securities held to maturity, fair value
 $14,625 and $14,902                                 14,435           14,828
Federal Home Loan Bank stock                         31,800           30,840
Loans receivable:
   Held for sale,  fair value $10,677 and
    $43,647                                          10,491           43,235
   Held for portfolio                             1,558,176        1,549,742
   Allowance for loan losses                        (16,646)         (17,552)
                                                -----------      -----------
                                                  1,552,021        1,575,425

Accrued interest receivable                          13,994           12,929
Real estate owned, held for sale, net                 6,253            3,011
Property and equipment, net                          18,502           18,151
Costs in excess of net assets acquired
 (goodwill and intangibles), net                     36,817           31,437
Deferred income tax asset, net                        1,910            1,443
Bank owned life insurance                            30,895           20,304
Other assets                                          3,191            9,151
                                                -----------      -----------
                                                $ 2,164,698      $ 2,087,094
                                                ===========      ===========

LIABILITIES
Deposits:
   Non-interest-bearing                         $   196,221      $   180,813
   Interest-bearing                               1,230,667        1,114,998
                                                -----------      -----------
                                                  1,426,888        1,295,811

Advances from Federal Home Loan Bank                431,183          501,982
Trust preferred securities                           25,000               --
Other borrowings                                     68,723           76,715
Accrued expenses and other liabilities               12,406           17,591
Deferred compensation                                 2,960            2,655
Income taxes payable                                    555               --
                                                -----------      -----------
                                                  1,967,715        1,894,754

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value, 27,500,000
 shares authorized, 13,201,418 shares issued:
   11,671,937 shares and 11,634,159 shares
   outstanding at June 30, 2002 and December
   31, 2001,  respectively.                         127,250          126,844
Retained earnings                                    72,054           68,104
Accumulated other comprehensive income:
   Unrealized gain (loss) on securities
    available for sale                                2,534            2,264
Unearned shares of common stock issued to
 Employee Stock Ownership Plan (ESOP) trust:
   577,039 and 577,039 restricted shares
    outstanding at June 30, 2002 and December
    31, 2001,  respectively, at cost                 (4,769)          (4,769)
Carrying value of shares held in trust for stock
 related compensation plans                          (2,523)          (2,870)
Liability for common stock issued to deferred,
 stock related, compensation plan                     2,437            2,767
                                                -----------      -----------
                                                        (86)            (103)
                                                -----------      -----------
                                                    196,983          192,340
                                                -----------      -----------
                                                $ 2,164,698      $ 2,087,094
                                                ===========      ===========

             See selected notes to consolidated financial statements

                     BANNER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
        (Unaudited) (in thousands except for per share amounts)

                                      Quarters Ended        Six Months Ended
*Restated (See Note 7)                    June 30                June 30
                                 --------------------     ------------------
                                    2002        2001*        2002      2001*
                                 --------    --------     --------  --------
INTEREST INCOME:
   Loans receivable              $ 30,702    $ 34,257     $ 61,953  $ 68,919
   Mortgage-backed securities       2,886       3,005        5,442     6,277
   Securities and deposits          2,688       2,477        4,899     5,121
                                 --------    --------     --------  --------
                                   36,276      39,739       72,294    80,317

INTEREST EXPENSE:
   Deposits                         9,874      13,992       20,018    28,211
   Federal Home Loan Bank
    advances                        6,231       7,686       12,699    15,506
   Trust preferred securities         338          --          338        --
   Other borrowings                   400         867          892     1,935
                                 --------    --------     --------  --------
                                   16,843      22,545       33,947    45,652
                                 --------    --------     --------  --------
     Net interest income before
      provision for loan losses    19,433      17,194       38,347    34,665

PROVISION FOR LOAN LOSSES           4,000       2,950        7,000     3,900
                                 --------    --------     --------  --------
     Net interest income           15,433      14,244       31,347    30,765

OTHER OPERATING INCOME:
   Loan servicing fees                413         285          757       595
   Other fees and service
    charges                         1,548       1,468        2,806     2,931
   Gain on sale of loans            1,128       1,222        2,419     2,083
   Gain (loss) on sale of
    securities                         12         360           17       360
   Miscellaneous                      448         300          768       531
                                 --------    --------     --------  --------

     Total other operating
      income                        3,549       3,635        6,767     6,500

OTHER OPERATING EXPENSES:
   Salary and employee benefits     9,090       7,625       17,784    15,004
   Less capitalized loan
    origination costs              (1,292)     (1,371)      (2,605)   (2,436)
   Occupancy and equipment          2,039       1,885        4,122     3,744
   Information/computer data
    services                          724         859        1,337     1,502
   Advertising                        298         215          597       418
   Check kiting loss                   --       2,600           --     6,200
   Amortization of goodwill and
    CDI                                53         795          128     1,590
   Miscellaneous                    2,928       2,593        5,803     4,890
                                 --------    --------     --------  --------

     Total other operating
      expenses                     13,840      15,201       27,166    30,912
                                 --------    --------     --------  --------

     Income before provision for
      income taxes                  5,142       2,678       10,948     6,353

PROVISION FOR INCOME TAXES          1,615       1,059        3,512     2,425
                                 --------    --------     --------  --------

NET INCOME                       $  3,527    $  1,619     $  7,436  $  3,928
                                 ========    ========     ========  ========

Net income per common share,
 see Note 5:

   Basic                         $    .32    $    .14     $    .67  $    .35
   Diluted                       $    .30    $    .14     $    .65  $    .34

Cumulative dividends declared
 per common share:               $    .15    $    .14     $    .30  $    .28


            See selected notes to consolidated financial statements

                     BANNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (Unaudited) (in thousands)


                                  Quarters Ended         Six Months Ended
                                      June 30                 June 30
                                -------------------     -------------------
*Restated (See Note 7)            2002       2001*       2002        2001*
                                -------    --------     -------     -------

NET INCOME                      $ 3,527    $ 1,619      $ 7,436     $ 3,928

OTHER COMPREHENSIVE INCOME
 (LOSS), NET OF INCOME TAXES:
   Unrealized holding gain
    (loss) during the period,
    net of deferred income tax
    (benefit) of $1,297, $102,
    $151 and $1,282,
    respectively                  2,409        199          281       2,317
   Less adjustment for (gains)/
    losses included in net
    income, net of income tax
    (benefit) of $4, $126, $6
    and $126, respectively           (8)      (234)         (11)       (234)
                                -------    -------      -------     -------
   Other comprehensive income
    (loss)                        2,401        (35)         270       2,083
                                -------    -------      -------     -------

COMPREHENSIVE INCOME            $ 5,928    $ 1,584      $ 7,706     $ 6,011
                                =======    =======      =======     =======




          See selected notes to consolidated financial statements

                                      BANNER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (Unaudited) (in thousands)
                                For the Six Months Ended June 30, 2002 and 2001
                                                                               Carrying Value,
                                                                               Net of Liability,
                                                                               Of Shares Held
                           Common Stock             Accumulated     Unearned    in Trust for
                          And Additional               Other       Restricted   Stock-Related    Total
                              Paid-in     Retained  Comprehensive  ESOP Shares  Compensation  Stockholders'
Restated (See Note 7)         Capital     Earnings     Income        at cost        Plans        Equity
                            ---------     --------    --------       --------      ------       ---------
BALANCE, January 1, 2001    $ 133,839     $ 66,893    $ (1,125)      $ (5,234)     $ (578)      $ 193,795

  Net income                                 3,928                                                  3,928

  Change in valuation of
   securities available
   for sale, net of income
   taxes                                                 2,083                                      2,083

  Cash dividend on common
   stock ($.28/share
   cumulative)                             (3,298)                                                 (3,298)

  Purchase and retirement
   of common stock             (5,429)                                                             (5,429)

  Proceeds from issuance
   of common stock for
   exercise of stock
   options                      1,384                                                               1,384

  Release of treasury stock
   for MRP grant                   52                                                 (52)

  Amortization of
   compensation related
   to MRP                                                                             516             516

  Forfeiture or net change
   in the number and/or
   carrying value of
   shares held in trust
   for compensation plans          (3)                                                  3              --
                            ---------     --------    --------       --------      ------       ---------
BALANCE, June 30, 2001      $ 129,843     $ 67,523    $    958       $ (5,234)     $ (111)      $ 192,979
                            =========     ========    ========       =========     =======      ==========

                                               Continued

                                                   5

                                      BANNER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (Unaudited) (in thousands)
                                For the Six Months Ended June 30, 2002 and 2001
                                                                               Carrying Value,
                                                                               Net of Liability,
                                                                               Of Shares Held
                           Common Stock             Accumulated     Unearned    in Trust for
                          And Additional               Other       Restricted   Stock-Related    Total
                              Paid-in     Retained  Comprehensive  ESOP Shares  Compensation  Stockholders'
Restated (See Note 7)         Capital     Earnings     Income        at cost        Plans        Equity
                            ---------     --------    -------       --------      ------       ---------
BALANCE, January 1, 2002    $ 126,844     $ 68,104    $ 2,264       $ (4,769)     $ (103)      $ 192,340

  Net income                                 7,436                                                 7,436

  Change in valuation of
   securities available
   for sale, net of income
   taxes                                                  270                                        270

  Cash dividend on common
   stock ($.30/share
   cumulative)                              (3,486)                                               (3,486)

  Purchase and retirement
   of common stock               (738)                                                              (738)

  Proceeds from issuance
   of common stock for
   exercise of stock
   options                      1,144                                                              1,144

  Amortization of
   compensation related
   to MRP                                                                             17              17
                            ---------     --------    -------       --------      ------       ---------

BALANCE, June 30, 2002      $ 127,250     $ 72,054    $ 2,534       $ (4,769)     $  (86)      $ 196,983
                            =========     ========    =======       ========      ======       =========

                       See selected notes to consolidated financial statements

                                                   6

                     BANNER CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Unaudited) (continued) (in thousands)
               For the Six Months Ended June 30, 2002 and 2001

                                                    2002          2001
                                                   ------        ------

COMMON STOCK, SHARES ISSUED:
  Number of shares, beginning of period            13,201        13,201
                                                   ------        ------
  Number of shares, end of period                  13,201        13,201
                                                   ------        ------

LESS COMMON stock PURCHASED AND RETIRED:
  Number of shares, beginning of period            (1,567)       (1,196)
   Purchase and retirement of common stock            (40)         (288)
   Issuance of common stock to deferred
    compensation plan and/or exercised stock
    options                                            78           123
                                                   ------        ------
  Number of shares repurchased/retired, end
   of period                                       (1,529)       (1,361)
                                                   ------        ------

  Shares issued and outstanding, end of period     11,672        11,840
                                                   ======        ======

UNEARNED, RESTRICTED ESOP SHARES:
  Number of shares, beginning of period              (577)         (633)
   Release of earned shares                            --            --
                                                   ------        ------
  Number of shares, end of period                    (577)         (633)
                                                   ======        ======


            See selected notes to consolidated financial statements

                      BANNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)
                 For the Six Months Ended June 30, 2002 and 2001

*Restated (See Note 7)

                                                 2002             2001*
                                              ---------         ---------
OPERATING ACTIVITIES
  Net income                                  $   7,436         $   3,928
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
  Depreciation and amortization                   1,484             3,335
  Loss (gain) on sale of securities                 (17)             (360)
  Increase in cash surrender value of bank
   owned life insurance                            (591)             (492)
  Loss (gain) on sale of loans                   (1,933)           (1,991)
  Loss (gain) on disposal of real estate
   held for sale and property and equipment         130                (8)
  Provision for losses on loans and real
   estate held for sale                           7,000             3,991
  FHLB stock dividend                              (926)             (973)
  Change, net of acquisition, in:
     Loans held for sale                         32,744           (18,205)
     Other assets                                 4,516            (1,274)
     Other liabilities                           (4,565)             (216)
                                              ---------         ---------
       Net cash provided (used) by
        operating activities                     45,278           (12,265)
                                              ---------         ---------

INVESTING ACTIVITIES:
  Purchases of securities                      (140,429)          (32,118)
  Principal repayments and maturities of
   securities                                    78,025            62,123
  Proceeds from sales of securities               4,541             1,372
  Origination of loans, net of principal
   repayments                                  (140,857)         (212,170)
  Purchases of loans and participating
   interest in loans                             (3,919)           (1,311)
  Proceeds from sales of loans and
   participating interest in loans              160,413           134,418
  Purchases of property and equipment-net        (1,618)           (1,793)
  Proceeds from sale of real estate held
   for sale-net                                     626             2,383
  Investment in bank owned life insurance       (10,000)           (5,000)
  Cash (used for) provided by acquisitions       (6,519)               --
  Other                                            (116)              (41)
                                              ---------         ---------

       Net cash used by investing activities    (59,853)          (52,137)
                                              ---------         ---------

FINANCING ACTIVITIES
  Increase (decrease) in deposits                97,578            67,288
  Proceeds from FHLB advances                   156,501           106,464
  Repayment of FHLB advances                   (227,300)         (109,480)
  Proceeds from issuance of trust preferred
   securities                                    25,000                --
  Proceeds from repurchase agreement
   borrowings                                     1,226                --
  Repayments of repurchase agreement
   borrowings                                    (6,754)           (9,628)
  Increase (decrease) in other borrowings        (3,165)               84
  Cash dividends paid                            (3,369)           (3,321)
  Repurchases of stock, net of forfeitures         (738)           (5,429)
  Other                                           1,144             1,384
                                              ---------         ---------

     Net cash provided by financing
      activities                                 40,123            47,362
                                              ---------         ---------

NET INCREASE (DECREASE) IN CASH AND DUE
 FROM BANK                                       25,548           (17,040)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD     67,728            67,356
                                              ---------         ---------
CASH AND DUE FROM BANKS, END OF PERIOD        $  93,276         $  50,316
                                              =========         =========

                            (Continued on next page)

                      BANNER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)
                 For the Six Months Ended June 30, 2002 and 2001
                           (Continued from prior page)


                                                2002               2001*
                                              ---------          ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Interest paid in cash                       $  33,958          $  45,332
  Taxes paid in cash                          $   2,500          $   5,607
  Non-cash transactions:
    Loans, net of discounts, specific loss
     allowances and unearned income,
     transferred to real estate owned         $   4,004          $   2,422
    Net change in accrued dividends payable   $     117          $      23
    Other assets/liabilities                  $      45          $      --

The following summarizes the non-cash
 activities relating to acquisitions:
    Fair value of assets and intangibles
     acquired, including goodwill             $ (44,544)         $      --
    Fair value of liabilities assumed            34,453                 --
    Fair value of stock issued and options
     assumed to acquisitions' shareholders           --                  -
                                              ---------          ---------
    Cash paid out in acquisition                (10,091)                --
    Less cash acquired                            3,572                  -
                                              ---------          ---------
    Net cash acquired (used)                  $  (6,519)                 -
                                              =========          =========



            See selected notes to consolidated financial statements

                      BANNER CORPORATION AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank (BB or the Bank). BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and its 41 branch offices and six loan production offices located in Washington, Oregon and Idaho, including two new branch offices in Washington state opened in August 2002.

The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions' Division of Banks and the FDIC.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the methodology for the determination of our allowance for loan and lease losses, the valuation of goodwill, and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 of the Notes to the Consolidated Financial Statements which is part of Banner Corporation's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission
(SEC). We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Certain reclassifications have been made to the 2001 financial statements and/or schedules to conform to the 2002 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of such reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with Banner Corporation's 2001 Annual Report on Form 10-K filed with the SEC. Interim results are not necessarily indicative of results for a full year.

Note 2:   Recent Developments and Significant Events

Mergers and Acquisitions: On January 1, 2002, the Company completed the acquisition of Oregon Business Bank (OBB), which was headquartered in Lake Oswego, Oregon. BB paid $10.1 million in cash for all the outstanding common shares of OBB. OBB was merged with and into BB and operates as a division of BB. The acquisition was accounted for as a purchase and resulted in the recording of approximately $4.8 million of costs in excess of the fair value of OBB's net assets acquired (goodwill). In addition, an estimated $714,000 of core deposit intangibles were recorded and will be amortized on an accelerated basis over a five-year period resulting in a first-year charge to earnings of $286,000. Opened in 1999, OBB was an Oregon state-chartered community bank which had, before recording of purchase accounting adjustments, approximately $38.9 million in total assets, $33.1 million in loans, $33.2 million in deposits and $4.7 million in shareholders' equity at December 31, 2001. OBB operates one full service branch in Lake Oswego, Oregon.

Sale of $25 Million of Trust Preferred Securities: On April 10, 2002, the Company completed the issuance of $25 million of trust preferred securities
(TPS) in a private placement. The TPS were issued by a special purpose business trust owned by the Company and sold to a pooled investment vehicle
sponsored by Sandler O'Neill & Partners and Salomon Smith Barney.   The TPS
have been recorded as a liability on the statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, or may also be used to fund the Company's stock repurchase program and other general corporate purposes as necessary.

Under the terms of the transaction, the TPS have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the TPS will be entitled to receive cumulative cash distributions at a variable annual rate, with a current interest rate of 6.0154%, reset semi-annually equal to six month LIBOR plus 3.70%.

Accounting Standards Recently Adopted: In January 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation, which compares the implied fair value of goodwill to its carrying amount, must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The adoption of this statement has had a material impact on the Company's results of operation. Goodwill is no longer being amortized, reducing other current period operating expenses by an estimated $795,000 per quarter, or $3.2 million a year, with a corresponding increase in net income. The Company has performed its initial assessment of goodwill impairment during the second quarter of 2002 and has determined that its goodwill is not impaired.

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

Note 3: Adoption of SFAS No. 141 and 142 Goodwill, Intangible Assets and Acquisitions

The following table shows the pro forma effects of SFAS No. 142 applied to the prior comparative period (in thousands except per share amounts):

                                  Quarters Ended       Six Months Ended
                                      June 30               June 30
                               -------------------    ---------------------
                                  2002       2001        2002        2001
                               --------   --------    --------     --------
Reported Net Income            $  3,527   $  1,619    $  7,436     $  3,928
Add back:  Goodwill
 amortization                        --        795          --        1,590
                               --------   --------    --------     --------
  Adjusted Net Income          $  3,527   $  2,414    $  7,436     $  5,518
                               ========   ========    ========     ========

Basic earnings per share as
 reported:                     $   0.32   $   0.14    $   0.67     $   0.35
Goodwill amortization                --        .08          --         0.14
                               --------   --------    --------     --------
  Adjusted basic earnings per
   share                       $   0.32   $   0.22    $   0.67     $   0.49
                               ========   ========    ========     ========

Diluted earnings per share as
 reported:                     $   0.30   $   0.14    $   0.65     $   0.34
Goodwill amortization                --        .07          --         0.13
                               --------   --------    --------     --------
  Adjusted diluted earnings
   per share                   $   0.30   $   0.21    $   0.65     $   0.47
                               ========   ========    ========     ========

Acquisition of OBB: The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                January 1, 2002
                                                   ---------
                                                (in thousands)
Cash                                               $   3,572
Securities                                             1,531
Loans receivable                                      33,648
Property and equipment                                   237
Other assets                                              49
Core deposit intangible (CDI)                            714
Goodwill                                               4,793
                                                   ---------
  Total Assets Acquired                               44,544
                                                   ---------
Deposits                                             (33,499)
Borrowings                                              (701)
Other liabilities                                       (253)
                                                   ---------
  Total Liabilities Assumed                          (34,453)
                                                   ---------
  Net Assets Acquired                              $  10,091
                                                   =========

The $714,000 of acquired intangible assets was assigned to core deposit intangible and is being amortized on an accelerated basis over a five-year useful life. Loans receivable and deposits were assigned fair market valuation premiums of $534,000 (three-year average life) and $347,000 (two-year average life), respectively. The premiums are being amortized using a level yield method. The $4.8 million of goodwill was assigned to OBB's ongoing business relationships. None of the goodwill is expected to be deductible for income tax purposes.

Intangible Assets: The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of June 30, 2002 is as follows (in thousands):
                                                 June 30, 2002
                                      ----------------------------------
                                        Gross                      Net
                                      Carrying    Accumulated    Carrying
                                        Amount    Amortization    Amount
                                      -------     ------------   -------

Core Deposit Intangible  (CDI)        $   714       $  (127)     $   587
Mortgage Servicing Rights  (MSR)*     $ 1,530       $   (70)     $ 1,460
                                      -------       -------      -------
                                      $ 2,244       $  (197)     $ 2,047
                                      =======       =======      =======
* Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income. Mortgage servicing rights are recorded on an individual loan basis with the gross carrying amount and accumulated amortization fully written off if the loan repays in full.

Amortization expense for the quarter and six months ended June 30, 2002 includes $53,000 and $127,000, respectively, of expense related to the CDI amortization and $191,000 and $288,000 for the quarter and six months, respectively, of expense related to the MSR amortization.

     Estimated amortization expense in future years with respect to existing intangibles (in thousands):
          Year Ended                          CDI        MSR        TOTAL
      -----------------                     ------     ------       -----
      December 31, 2002                     $  255     $  267       $ 522
      December 31, 2003                        200        219         419
      December 31, 2004                        143        183         326
      December 31, 2005                         86        152         238
      December 31, 2006                         30        127         157

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

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders. They also establish standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that its current business and operations consist of a single business segment.

Note 5:  Additional Information Regarding Interest-Bearing Deposits and
Securities

Encumbered Securities: Securities labeled "Encumbered" are pledged securities that are subject to certain agreements which may allow the secured party to either sell and replace them with similar but not the exact same security or otherwise pledge the securities. In accordance with SFAS No. 140, the amounts have been separately identified in the Consolidated Statements of Financial Condition as "Encumbered."

The following table sets forth additional detail on BANR's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

                                       June 30     December 31     June 30
                                         2002          2001          2001
                                     ---------      ---------     ---------
Interest-bearing deposits included
 in cash and due from banks          $  24,378      $  12,408     $   9,001

Mortgage-backed securities             206,726        207,185       183,617
Other securities-taxable               144,323         82,259        83,754
Other securities-tax exempt             22,136         23,673        27,465
Other stocks with dividends              2,854          3,558         3,954
                                     ---------      ---------     ---------
  Total securities                     376,039        316,675       298,790

Federal Home Loan Bank (FHLB) stock     31,800         30,840        29,780
                                     ---------      ---------     ---------

                                     $ 432,217      $ 359,923     $ 337,571
                                     =========      =========     =========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                   Quarters Ended      Six Months Ended
                                      June 30               June 30
                                ------------------    ------------------
                                  2002       2001       2002       2001
                                -------    -------    -------    -------
Mortgage-backed securities-
 interest                       $ 2,886    $ 3,005    $ 5,442    $ 6,277
Taxable interest and dividends    1,888      1,554      3,310      3,320
Tax-exempt interest                 330        412        662        828
Federal Home Loan Bank stock-
 dividends                          470        511        927        973
                                -------    -------    -------    -------
                                  2,688      2,477      4,899      5,121
                                -------    -------    -------    -------
                                $ 5,574    $ 5,482    $10,341    $11,398
                                =======    =======    =======    =======

Note 6: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data (in thousands):



                                    Quarters Ended       Six Months Ended
                                        June 30                June 30
                                   -----------------     ------------------
                                    2002       2001       2002        2001
                                   ------     ------     ------      ------

Total shares originally issued     13,201     13,201     13,201      13,201
  Less retired shares and
   treasury stock plus unvested
   shares allocated to MRP         (1,554)    (1,391)    (1,572)     (1,348)
  Less unallocated shares held by
   the ESOP                          (577)      (633)      (577)       (633)
                                   ------     ------     ------      ------

Basic weighted average shares
 outstanding                       11,070     11,177     11,052      11,220
  Plus unvested MRP and stock
   option incremental shares
   considered outstanding for
   diluted EPS calculations           512        506        463         433
                                   ------     ------     ------      ------

Diluted weighted average shares
 outstanding                       11,582     11,683     11,515      11,653
                                   ======     ======     ======      ======

Note 7:  Restatement of Financial Statements

Restatement of Financial Statements: On September 17, 2001, the Company announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer, as well as activities designed to conceal credit weaknesses of several loan customers. Upon further review, the Company determined that it would be necessary to file amended quarterly reports on Form 10-Q/A for each of the quarters ended March 31, 2001 and June 30, 2001, to recognize charges in those periods which appropriately reflect the timing of losses incurred as a result of the check kiting and credit manipulation activities. For the restated quarter ended March 31, 2001, the Company recorded an expense of $3.6 million ($2.3 million after tax) as a result of the check kiting scheme. During the restated quarter ended June 30, 2001, the Company recorded $2.6 million ($1.7 after tax) of expense related to the check kiting scheme and an additional $2.0 million ($1.3 million after tax) was added to the provision for loan losses. The Company recorded an additional expense of $1.9 million in the quarter ended September 30, 2001, with respect to the check kiting scheme and also recognized $4.2 million and $4.0 million, respectively, of additional provision for loan losses associated with the credit manipulation in the quarters ended September 30, 2001 and December 31, 2001. The changes in the consolidated financial statements resulted in restated net income of $2.3 million for the quarter ended March 31, 2001 and $1.6 million for the quarter ended June 30, 2001, compared to $4.6 million and $4.6 million, respectively, as previously reported. For the six months ended June 30, 2001, restated net income was $3.9 million compared to $9.2 million as previously reported.

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

General
Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB). BB is a Washington-chartered commercial bank the deposits of which are insured by the FDIC under both the BIF and the SAIF. BB conducts business from its main office in Walla Walla, Washington, and its 41 branch offices and six loan production offices located in 19 counties in Washington, Idaho and Oregon.

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income increased for the quarter ended June 30, 2002 compared to the same period a year earlier, reflecting a 39 basis point increase in the interest rate spread and growth in interest bearing assets and liabilities. The net interest margin also increased, expanding 26 and 19 basis points for the quarter and six months ended June 30, 2002, respectively, when compared to the same period one year prior. BANR's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses increased significantly for the quarter and six months ended June 30, 2002, compared to the same periods ended June 30, 2001. As explained more fully below and in Note 7 of the Selected Notes to the Consolidated Financial Statements, much of this increase reflects impaired loans associated with a former senior commercial loan officer that had been manipulated to conceal credit weaknesses. Continued weak economic conditions, particularly in some of the Puget Sound market areas serviced by the Company were also a factor with respect to the higher level of provision for loan losses. Other operating income remained relatively flat for both the quarter and six months ended June 30, 2002. Other operating expenses decreased for the quarter and six months ended June 30, 2002, compared to the same periods ended June 30, 2001. As explained below and in Note 7 of the Selected Notes to the Consolidated Financial Statements, non-interest expenses for the quarter and six months ended June 30, 2001, included check kiting losses of $2.6 million and $6.2 million, respectively, which were not a factor in 2002. In addition the Company's amortization expense for goodwill and other intangibles decreased $795,000, for the current quarter, with the adoption of SFAS No. 142 which no longer requires amortization of goodwill. Excluding the check kiting losses and adoption of SFAS No. 142, other operating expenses increased compared to the year earlier amounts reflecting the continued growth of the Company.

The MD&A is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements.

Recent Developments and Significant Events

See Notes 2 and 7 of the Selected Notes to the Consolidated Financial
Statements

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets increased $77.6 million, or 3.7%, from $2.087 billion at December 31, 2001, to $2.165 billion at June 30, 2002. The growth of $77.6 million largely reflects the acquisition of OBB on January 1, 2002, and strong deposit growth. Securities investments increased $59.4 million from $316.7 million to $376.0 million. The OBB acquisition provided $1.5 million of this increase. The increase in securities resulted primarily from the purchase of taxable notes and bonds issued by various federally sponsored agencies many containing provisions for the issuer to call the securities. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $23.4 million, or 1.5%, from $1.575 billion at December 31, 2001, to $1.552 billion at June 30, 2002. This loan decrease occurred due to a decrease of $32.8 million in loans held for sale to $10.5 million at June 30, 2002, reflecting the sale of residential mortgage loan inventory that had built up at December 31, 2001. These balances also reflect the acquisition of OBB on January 1, 2002, which provided $33.6 million of gross loans consisting of $14.3 million of commercial and multi-family mortgages, $9.0 million of construction and land loans, $839,000 of residential mortgages and $9.5 million of commercial and consumer loans. Changes in the loan portfolio mix reflect the Company's continuing effort to increase the portion of its assets invested in loans and more specifically the portion of loans invested in commercial real estate, construction and land development, and non-mortgage loans. While these loans are of inherently higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with the borrowers than most residential mortgages. The majority of the increase in securities was funded by a net increase of $131.1 million in deposits offset by a $53.8 million decrease in borrowings. Net income from operations also helped to fund asset growth. Deposits grew $131.1 million, or 10.1%, from $1.296 billion at December 31, 2001, to $1.427 billion at June 30, 2002. Non-interest bearing deposits grew 8.5% to $196.2 million from $180.8 million ate December 31, 2001. FHLB advances decreased $70.8 million from $502.0 million at December 31, 2001, to $431.2 million at June 30, 2002. Additional funding came from the issuance of $25.0 million of TPS in April of this year. Other borrowings, primarily the reverse repurchase agreements with securities dealers, decreased $8.0 million, from $76.7 million at December 31, 2001, to $68.0 million at June 30, 2002.

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2002 and 2001 (restated),

General. For the quarter ended June 30, 2002, the Company had net income of $3.5 million, or $.30 per share (diluted), compared to net income of $1.6 million, or $.14 per share (diluted), for the quarter ended June 30, 2001, an increase of $1.9 million. Net income for the first six months of the current year was $7.4 million, an increase of $3.5 million from $3.9 million for the six months ended June 30, 2001. The prior period contained expenses associated with the check kiting scheme and additional loan loss provision described in Note 7 of the Selected Notes to the Consolidated Financial Statements. BANR's operating results (excluding the check kiting charges) reflect significant growth of assets and liabilities and an improved net interest margin which were offset by a higher level of loan loss provision and other operating expenses. As explained below, provision for loan losses increased not only as a result of the credit manipulation activities but also as a result of an increased level of non-performing loans and net charge-offs. Compared to levels a year ago, total assets increased 6.3%, to $2.165 billion, at June 30, 2002, net loans declined slightly by 0.8%, to $1.552 billion, deposits grew 13.2%, to $1.427 billion, and borrowings decreased 7.8%, to $524.9 million. Average equity was 9.23% of average assets for the quarter ended June 30, 2002, compared to 9.83% of average assets for the quarter ended June 30, 2001. Net interest margin increased 26 basis points for the quarter reflecting a 39 basis point increase in net interest rate spread, which was partially offset by the increased use of interest-bearing liabilities relative to interest-earning assets and lower yields on assets funded by non-interest-bearing liabilities and stockholders equity. The changes in net interest spread and net interest margin are notable in light of the significant volatility and changes in the level of market interest rates over the past two years. Changes in the level of interest rates during this period initially reduced the Company's net interest margin, however, largely as a result of declining funding costs, net interest margin has increased over the past twelve months.

Interest Income. Interest income for the quarter ended June 30, 2002, was $36.3 million compared to $39.7 million for the quarter ended June 30, 2001, a decrease of $3.5 million, or 8.7%. The decrease in interest income occurred despite a $104.2 million, or 5.5%, growth in average balances of interest-earning assets as a result of a 113 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 7.28% for the quarter ended June 30, 2002, compared to 8.41% for the same period a year earlier. Average loans receivable for the quarter ended June 30, 2002, increased by $34.6 million ($33.1 million from the acquisition of OBB), or 2.2%, when compared to the quarter ended June 30, 2001, reflecting modest internal growth as well as the acquisition of OBB. Interest income on loans decreased by $3.6 million, or 10.4%, compared to $34.3 million for the prior year, as the impact of the increase in average loan balances was offset by a 109 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates, particularly the prime rate, compared to prior year levels, which offset continued changes in the mix of the loan portfolio. The loan mix continued to change as the portion of the portfolio invested in lower yielding one- to four-family residential loans declined, while the portion invested in higher yielding construction, land development and commercial loans increased. Loans yielded 7.76% for the quarter ended June 30, 2002, compared to 8.85% for the quarter ended June 30, 2001. While the level of market interest rates was significantly lower than a year earlier, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $69.6 million for the quarter ended June 30, 2002, and the interest and dividend income from those investments increased $92,000, compared to the quarter ended June 30, 2001. The average yield on mortgage-backed securities decreased from 6.23% for the quarter ended June 30, 2001, to 5.54% for the comparable period in 2002. Yields on mortgage-backed securities were lower in the 2002 period reflecting the effect of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable rates and prepayments on certain higher-yielding portions of the portfolio. The average yield on investment securities and short-term cash investments decreased from 6.54% for the quarter ended June 30, 2001, to 5.15% for the comparable quarter in 2002, also reflecting the lower level of market rates. Earnings on FHLB stock decreased by $41,000 to $470,000 in the quarter ended June 30, 2002 from $511,000 in the comparable quarter in 2001. This resulted from a 99 basis point decrease in the yield received on FHLB stock offset by an increase of $2.1 million in the average balance of FHLB stock for the quarter ended June 30, 2002. The dividend yield on FHLB stock was 6.01% for the quarter ended June 30, 2002, compared to 7.00% for the quarter ended June 30, 2001. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest income for the six months ended June 30, 2002 decreased by $8.0 million, or 10.0%, to $72.3 million from $80.3 million for the comparable period in 2001. Interest income from loans decreased $7.0 million, or 10.1%, from the comparable period in 2001. The decrease in loan interest income reflects the impact of a 124 basis point decrease in the yield on the loan balances and occurred despite a $62.9 million growth in average loans receivable balances. Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended June 30, 2002, decreased $1.1 million, from $11.4 million in 2001 to $10.3 million in the current period, reflecting a $34.4 million increase in average balances offset by a 114 basis point decrease in yield.

Interest Expense. Interest expense for the quarter ended June 30, 2002, was $16.8 million compared to $22.5 million for the comparable period in 2001, a decrease of $5.7 million, or 25.3%. The decrease in interest expense was due to a decrease in the average cost of all interest-bearing liabilities from 5.02% to 3.50%. The $128.2 million increase ($33.2 million from the OBB acquisition) in average interest-bearing deposits for the quarter ended June 30, 2002, compared to June 30, 2001, reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense decreased $4.1 million for the quarter ended June 30, 2002, compared to the same quarter a year ago. Average deposit balances increased from $1.226 billion for the quarter ended June 30, 2001, to $1.386 billion for the quarter ended June 30, 2002, while, at the same time, the average rate paid on deposit balances decreased 172 basis points. To a significant degree, deposit costs for a quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower for the nine months preceding the quarter ended June 30, 2002, than for the same period preceding the June 30, 2001 quarter. The reduction in deposit costs, which tends to lag declines in market rates, continued in the most recent quarter as a result of the cumulative effect of declining rates in the four preceding quarters as well as sharply low rates in the current quarter. Average FHLB advances totaled $450.0 million during the quarter ended June 30, 2002, compared to $504.6 million during the quarter ended June 30, 2001, a decrease of $54.6 million that, combined with a 56 basis point decrease in the average cost of advances, resulted in a $1.5 million decrease in related interest expense. The average rate paid on those advances decreased to 5.55% for the quarter ended June 30, 2002, from 6.11% for the quarter ended June 30, 2001. FHLB advances are generally fixed rate, fixed term borrowings. For the past two quarters, a significant portion of maturing FHLB advances have been repaid as a result of strong deposit growth. In the current quarter additional funding was also provided by the issuance of $25 million of TPS. The average balance of TPS was $22.3 million and the average rate paid was 6.09% (including amortizing prepaid loan underwriting costs) for the quarter ended June 30, 2002. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $985,000 from $69.1 million for the quarter ended June 30, 2001, to $70.1 million for the same period in 2002, while the related interest expense decreased $477,000 from $867,000 to $390,000 for the respective periods. The average rate paid on other borrowings was 2.29% in the quarter ended June 30, 2002 compared to 5.03% for the same quarter in 2001. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances which generally lag current market rates.

A comparison of total interest expense for the six months ended June 30, 2002, shows a decrease of $11.7 million, or 25.6% from the comparable period in June 2001. The interest expense reflects an increase in average deposits of $152.4 million combined with a $43.6 million decrease in FHLB advances and other borrowings. The effect on interest expense of the $122.9 million increase in average interest-bearing liabilities was offset by a 157 basis point decrease in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance:

                                      Quarters Ended      Six Months Ended
   Average Balances                     June 30               June 30
   ----------------               --------------------- ---------------------
*Restated (See Note 7)               2002       2001*     2002      2001*
(in thousands)                    ---------- ---------- ---------- ----------

Investment securities and
 deposits                         $  172,660 $  120,662    150,393 $  126,187
Mortgage-backed obligations          209,030    193,511    203,695    195,573
Loans                              1,586,389  1,551,811  1,596,968  1,534,087
FHLB stock                            31,348     29,280     31,120     29,049
                                  ---------- ---------- ---------- ----------
  Total average interest-earning
    asset                          1,999,427  1,895,264  1,982,176  1,884,896

Non-interest-earning assets          139,813    117,462    137,061    115,751
                                  ---------- ---------- ---------- ----------
  Total average assets            $2,139,240 $2,012,726 $2,119,237 $2,000,647
                                  ========== ========== ========== ==========

Deposits                           1,386,332  1,226,077  1,361,457  1,209,093
Advances from FHLB                   450,018    504,614    463,056    506,700
Trust preferred securities            22,253         --     11,188         --
Other borrowings                      70,068     69,083     75,036     71,894
                                  ---------- ---------- ---------- ----------
  Total average interest-bearing
   liabilities                     1,928,671  1,799,774  1,910,737  1,787,887

Non-interest-bearing liabilities      13,191     15,179     11,716     15,190
                                  ---------- ---------- ---------- ----------
  Total average liabilities        1,941,862  1,814,953  1,922,453  1,803,077

Equity                               197,378    197,773    196,784    197,570
                                  ---------- ---------- ---------- ----------
  Total average liabilities and
   equity                         $2,139,240 $2,012,726 $2,119,237 $2,000,647
                                  ========== ========== ========== ==========

     Interest Rate Yield/Expense (rates are annualized)
     -------------------------------------------------

Interest Rate Yield:
  Investment securities and
   deposits                             5.15%      6.54%      5.33%      6.63%
  Mortgage-backed obligations           5.54%      6.23%      5.39%      6.47%
  Loans                                 7.76%      8.85%      7.82%      9.06%
  FHLB stock                            6.01%      7.00%      6.00%      6.75%
                                  ---------- ---------- ---------- ----------
   Total interest rate yield on
   interest-earning assets              7.28%      8.41%      7.35%      8.59%
                                  ---------- ---------- ---------- ----------
Interest Rate Expense:
  Deposits                              2.86%      4.58%      2.97%      4.70%
  Advances from FHLB                    5.55%      6.11%      5.53%      6.17%
  Trust preferred securities            6.09%        --       6.09%        --
  Other borrowings                      2.29%      5.03%      2.40%      5.43%
                                  ---------- ---------- ---------- ----------
   Total interest rate expense on
    interest-bearing liabilities        3.50%      5.02%      3.58%      5.15%
                                  ---------- ---------- ---------- ----------
   Interest spread                      3.78%      3.39%      3.77%      3.44%
                                  ========== ========== ========== ==========

   Net interest margin on interest-
    earning assets                      3.90%      3.64%      3.90%      3.71%
                                  ========== ========== ========== ==========


     Additional Key Financial Ratios (ratios are annualized)
     ------------------------------------------------------
Return on average assets                0.66%      0.32%      0.71%      0.40%
Return on average equity                7.17%      3.28%      7.62%      4.01%
Average equity / average assets         9.23%      9.83%      9.29%      9.88%
Average interest-earning assets/
 interest-bearing liabilities         103.67%    105.31%    103.74%    105.43%
Non-interest [other operating]
 expenses/average assets
    Excluding amortization of
     costs in excess of net
     assets acquired (goodwill)         2.59%      2.92%      2.58%      3.01%
    Including amortization of
     costs in excess of net
     assets acquired (goodwill)         2.59%      3.03%      2.58%      3.12%
Efficiency ratio [non-interest
 (other operating) expenses/revenues]
    Excluding amortization of
     costs in excess of net assets
     acquired (goodwill)               60.22%     69.16%     60.22%     71.23%
    Including amortization of
     costs in excess of net
     assets acquired (goodwill)        60.22%     72.98%     60.22%     75.09%

Provision and Allowance for Loan Losses. During the quarter ended June 30, 2002, the provision for loan losses was $4.0 million, compared to $3.0 million for the quarter ended June 30, 2001, an increase of $1.0 million. A comparison of the provision for loan losses for the six-month periods ended June 30, 2001 and 2002 shows an increase of $3.1 million from $3.9 million to $7.0 million. The increase in the provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provisions in the current periods reflect changes in the portfolio mix, higher levels of non-performing loans and net charge-offs, and concerns about the current economic environment. The provision for loan losses for the quarter and six months ended June 30, 2002, includes $3.9 million and $5.8 million, respectively, of loan charge-offs as a result of further deterioration in the quality of five of the problem loans associated with the former senior lending officer as referenced in Note 7 of the Selected Notes to the Consolidated Financial Statements. Non-performing loans increased to $19.9 million at June 30, 2002, compared to $8.1 million at June 30, 2001. Non-performing loans are primarily concentrated in the Seattle metropolitan area where continued economic weakness has diminished certain borrowers' ability to meet loan obligations, and largely, although not exclusively, reflect loans associated with the former senior loan officer noted above. Net charge-offs were $6.3 million for the current quarter compared to $2.2 million for the same quarter a year earlier. Net charge-offs were $8.4 million for the six months ended June 30, 2002, compared to $2.5 million for the six months ended June 30, 2001. A comparison of the allowance for loan losses at June 30, 2002 and 2001, shows a decrease of $129,000 from $16.8 million at June 30, 2001, to $16.6 million at June 30, 2002. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.06% at both June 30, 2002, and at June 30, 2001. In recent months, the Company has hired additional credit administration and special assets personnel and is directing significant efforts at identifying problem loans and managing non-performing assets.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the generally accepted accounting principles
(GAAP) guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance, and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Bank's loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company's historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. During the current quarter the Company reduced the loss factors associated with one- to four-family loans while at the same time it increased the factors associated with non-residential loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

*Restated (See Note 7)                      June 30  December 31      June 30
                                               2002         2001        2001*
Loans (including loans held for sale):   ----------   ----------   ----------
 Secured by real estate:
  One- to four-family                    $  378,566   $  422,456   $  404,314
  Commercial                                367,166      363,560      396,017
  Multifamily                                81,942       79,035       83,853
  Construction and land                     340,117      335,798      327,261
 Commercial business                        263,796      270,022      252,308
 Agricultural business                       95,375       76,501       73,053
 Consumer                                    41,705       45,605       45,084
                                         ----------   ----------   ----------
   Total Loans                            1,568,667    1,592,977    1,581,890

 Less allowance for loan losses              16,646       17,552       16,775
                                         ----------   ----------   ----------

   Total net loans at end of period      $1,522,021   $1,575,425   $1,565,115
                                         ==========   ==========   ==========
Allowance for loan losses as a
 percentage of net loans outstanding           1.06%        1.10%        1.06%


                                          Quarters Ended     Six Months Ended
                                             June 30             June 30
                                        -----------------   -----------------
                                          2002      2001*     2002      2001*
                                        -------   -------   -------   -------
Balance, beginning of the period        $18,899   $15,980   $17,552   $15,314
Acquisitions                                 --                 460
Provision                                 4,000     2,950     7,000     3,900
Recoveries of loans previously charged off:
 Secured by real estate:
  One- to four-family                        --         1        --         1
  Commercial                                 (9)       --        --        --
  Multifamily                                --        --        --        --
  Construction and land                      --        --        --        --
  Commercial business                        13        21        13        27
  Agricultural business                       1        --         2        --
  Consumer                                   46        --        55         5
                                        -------   -------   -------   -------
                                             51        22        70        33
Loans charged off:
 Secured by real estate:
  One- to four-family                        (5)      (65)      (11)      (97)
  Commercial                                 --        --        --        --
  Multifamily                                --        --        --        --
  Construction and land                    (487)      (14)     (487)      (14)
  Commercial business                    (5,703)   (1,940)   (7,289)   (2,042)
  Agricultural business                      --        --      (141)     (100)
  Consumer                                 (109)     (158)     (508)     (219)
                                        -------   -------   -------   -------
                                         (6,304)   (2,177)   (8,436)   (2,472)
                                        -------   -------   -------   -------
Net charge-offs                          (6,253)   (2,155)   (8,366)   (2,439)
                                        -------   -------   -------   -------
Balance, end of period                  $16,646   $16,775   $16,646   $16,775
                                        =======   =======   =======   =======
Net charge offs as a percentage of average
  net book value of loans outstanding for
  the period                               0.39%     0.14%     0.52%     0.16%
                                        -------   -------   -------   -------

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                         June 30   December 31        June 30
                                            2002         2001            2001
Specific or allocated loss allowances:   -------       -------        -------
Secured by real estate:
  One- to four-family                    $   670       $ 2,366        $ 2,229
  Commercial                               1,988         3,967          4,032
  Multifamily                                410           593            682
  Construction and land                    3,651         3,431          3,663
Commercial business                        7,231         4,660          3,835
Agricultural business                      1,173           990            890
Consumer                                     637           774            948
                                         -------       -------        -------
        Total allocated                   15,770        16,781         16,279
Unallocated                                  876           771            496
                                         -------       -------        -------
        Total allowance for loan losses  $16,646       $17,552        $16,775
                                         =======       =======        =======
Allowance for loan losses as a percent of
 net loans (loans receivable excluding
 allowance for loan losses)                 1.06%         1.10%         1.06%

Other Operating Income. Other operating income was $3.5 million for the quarter ended June 30, 2002, a decrease of $86,000 from the quarter ended June 30, 2001. This included a $348,000 decrease in the gain on sale of securities for the current quarter. Loan sales for the quarter ended June 30, 2002 totaled $68.5 million, including $16.8 million of loans sold by CFC, compared to $87.4 million for the quarter ended June 30, 2001. Gain on sale of loans for BANR included $156,000 of fees on $13.4 million of loans brokered by CFC, which are not reflected in the volume of loans sold. Other fee and service charge income for BANR increased by $80,000 to $1.5 million for the quarter ended June 30, 2002, compared to $1.5 million for the quarter ended June 30, 2001. Miscellaneous income increased by $148,000, largely reflecting the Company's increased investment in bank owned life insurance and the resulting increase in cash surrender value.

Other operating income for the six months ended June 30, 2002, increased $267,000 from the comparable period in 2001. This includes a $336,000 increase in the gain on sale of loans, $343,000 decrease in gain on sale of securities and a $237,000 increase in miscellaneous income. Loan sales increased from $134.4 million for the six months ended June 30, 2001 to $160.7 million for the six months ended June 30, 2002.

Other Operating Expenses. Other operating expenses decreased $1.4 million from $15.2 million for the quarter ended June 30, 2001, to $13.8 million for the quarter ended June 30, 2002. As noted above, other operating expenses for the quarter ended June 30, 2001, included a charge of $2.6 million associated with a check kiting scheme that had been concealed by a former senior lending officer of BB. In addition, the amortization of goodwill and intangibles decreased $742,000 for the quarter ended June 30, 2002 as a result of the adoption of SFAS No. 142. Excluding the check kiting charge and change in goodwill amortization, other operating expenses increased $2.0 million compared to the same quarter a year earlier. Increases in other operating expenses, excluding the check kiting charge and change in goodwill amortization, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as BANR continues to expand. The higher level of operating expenses in the current quarter includes significant increases in compensation for credit examination and special assets personnel as well as additional executive management and production staff hired to re-position the Company for future growth. The increase in expenses includes operating costs associated with OBB, which was acquired on January 1, 2002. The increase also reflects expenses associated with the expanding operations at BB's mortgage lending subsidiary, CFC. The higher operating expenses associated with BANR's transition to more of a commercial bank profile caused BANR's efficiency ratio, excluding the amortization of goodwill and check kiting loss, to increase to 60.22% for the quarter ended June 30, 2002, from 56.68% (72.98% including goodwill and the check kiting loss) for the comparable period ended June 30, 2001. Other operating expenses as a percentage of average assets increased to 2.59% for the quarter ended June 30, 2002, compared to 2.35% (3.03% including goodwill and the check kiting loss) for the quarter ended June 30, 2001.

Other operating expenses for the six months ended June 30, 2002 decreased $3.7 million from $30.9 million for the first six months of 2001 to $27.2 million in the current period. As explained earlier, the decrease is largely due to the previously noted check kiting loss ($6.2 million) and discontinued amortization ($1.6 million) of goodwill offset by growth in BANR's operations for the current six-month period.

Income Taxes. Income tax expense was $1.6 million for the quarter ended June 30, 2002, compared to $1.1 million for the comparable period in 2001. The Company's effective tax rates for the quarters ended June 30, 2002 and 2001 were 31% and 39%, respectively. The lower effective tax rate in the current quarter is primarily a result of a decrease in the relative effect of the non-deductible intangible amortization expense compared to the prior quarter reflecting the discontinuance of the amortization of goodwill.

Income tax expense for the six months ended June 30, 2002 increased to $3.5 million, compared to $2.4 million in the comparable period in 2001. The Company's effective tax rates for the six months ended June 30, 2002 and 2001 were 32% and 38%, respectively. Similar to the quarterly results, the lower effective tax rate in the current period is primarily a result of a decrease in the relative effect of the non-deductible intangible amortization expense compared to the prior quarter reflecting the discontinuance of the amortization of goodwill.

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

State and federal regulations require that the Bank review and classify its problem assets on a regular basis. In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

At June 30, 2002 and December 31, 2001, the aggregate amounts of the Bank's classified assets were as follows (in thousands):

                                                     June 30    December 31
                                                        2002           2001
                                                     -------    -----------
  Loss                                              $     --       $     --
  Doubtful                                               232            171
  Substandard assets                                  36,206         32,658
  Special mention                                     34,670         34,140


The following tables are provided to disclose additional details on asset quality (in thousands):

                                                     June 30    December 31
                                                        2002           2001
Non-performing assets at end of the period:          -------    -----------
Nonaccrual Loans:
  Secured by real estate:
    One- to four-family                              $   757        $ 1,006
    Commercial                                           859            415
    Multifamily                                           --             --
    Construction and land                              7,102          6,827
  Commercial business                                 10,140          8,884
  Agricultural business                                  429             86
  Consumer                                               275            291
                                                     -------        -------
                                                      19,562         17,509
Loans more than 90 days delinquent, still on accrual:
  Secured by real estate:
    One- to four-family                                   21             18
    Commercial                                            --            325
    Multifamily                                           --             --
    Construction and land                                 --             --
  Commercial business                                     --             39
  Agricultural business                                  290             --
  Consumer                                                 3            152
                                                     -------        -------
                                                         314            534
                                                     -------        -------
Total non-performing loans                            19,876         18,043

Real estate owned, held for sale, net (REO), and
 other repossessed assets                              6,253          3,011
                                                     -------        -------

Total non-performing assets at the end of the period $26,129        $21,054
                                                     =======        =======

Non-performing loans as a percentage of total
 net loans before allowance for loan losses at
 end of the period                                      1.27%          1.13%
Non-performing assets as a percentage of total
 assets at end of the period                            1.21%          1.01%
Troubled debt restructuring [TDRs]
 at end of the period                                $   598        $   302
                                                     =======        =======

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. In addition the Company maintains a securities portfolio which management may increase or decrease in response to changes in loan and deposit activity or market condition. During the six months ended June 30, 2002, the Company purchased loans in the amount of $3.9 million while loan originations, net of repayments, totaled $140.9 million. During this same six month period the securities investments increased $59.4 million. This activity was funded primarily by sales of loans and deposit growth. During the six months ended June 30, 2002, the Company sold $160.4 million of loans. Net deposit growth was $131.1 million (including $33.2 million from acquisitions) for the six months ended June 30, 2002. FHLB advances decreased $70.8 million for the six months ended June 30, 2002. Other borrowings and TPS increased $17.0 million for the six months ended June 30, 2002.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2002, the Bank used its source of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At June 30, 2002, BB had outstanding loan commitments totaling $367.2 million including undisbursed loans in process totaling $308.4 million. BB generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. BB maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 40% of BB's assets or unencumbered qualifying collateral, up to a total possible credit line of $865 million. Advances under this credit facility totaled $431.2 million, or 20% of BB's assets at June 30, 2002.

At June 30, 2002, savings certificates amounted to $915.0 million, or 64%, of the Bank's total deposits, including $707.2 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, FHLB-Seattle advances, other borrowings and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and (iii) a ratio of total capital to risk-weighted assets of at least 8.0%. At June 30, 2002, BANR's banking subsidiary exceeded all current regulatory capital requirements to be classified as a well capitalized institution, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for BANR along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                           Minimum for capital
                                       Actual               adequacy purposes
                                 -----------------          -----------------
                                 Amount      Ratio          Amount     Ratio
June 30, 2002:                   ------      -----          ------     ------

BANR-consolidated
   Total capital to risk-
     weighted assets          $ 199,940      12.84%      $ 124,601      8.00%
   Tier 1 capital to risk-
     weighted assets            182,486      11.72          62,301      4.00
   Tier 1 leverage capital
     average assets             182,486       8.69          83,990      4.00

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

Sensitivity Analysis

The table of Interest Rate Risk Indicators sets forth, as of June 30, 2002, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators

                                              Estimated Change in
                                 ----------------------------------------
    Change (In Basis Points)     Net Interest Income
      in Interest Rates (1)        Next 12 Months        Net Market Value
    -----------------------      -------------------     ----------------
                                            (dollars in thousands)

               +400              $(3,216)     (3.8%)     $(79,016)  (40.2%)
               +300               (2,810)     (3.4%)      (49,836)  (25.3%)
               +200               (3,419)     (4.1%)      (28,623)  (14.5%)
               +100               (3,559)     (4.2%)      (11,839)   (6.0%)
                  0                    0         0              0       0
               -100                1,126       1.3%         1,245     0.6%
               -200                 (481)     (0.6%)        8,963     4.6%
               -300              $   N/A       N/A       $    N/A     N/A



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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2002. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At June 30, 2002, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $111.3 million, representing a one-year gap to total assets ratio of 5.14%.

Table of Interest Sensitivity Gap
As of June 30, 2002

                                     Within    6 Months     1-3       3-5      5-10     Over 10
                                    6 Months  to One Year  Years     Years    Years      Years      Total
                                    --------   --------   --------  --------  --------  -------- ----------
                                                                (dollars in thousands)
Interest-earning assets(1):
 Construction loans                 $233,366   $  1,423   $  2,190  $    797  $     --  $     -- $  237,776
 Fixed-rate mortgage loans            84,592     57,498    140,291   109,561    37,460    49,785    579,187
 Adjustable-rate mortgage loans      209,880     60,919     65,639    15,936     3,743        --    356,117
 Fixed-rate mortgage-backed
  securities                          18,658      5,045     20,074    15,378    32,090    63,857    155,102
 Adjustable-rate mortgage-backed
  securities                          53,273         --         --        --        --        --     53,273
 Fixed-rate commercial /agriculture
  loans                               26,501     26,488     31,479    13,261     6,553       225    104,507
 Adjustable-rate commercial/
  agriculture loans                  226,984      5,574      1,203     1,659       311        --    235,731
 Consumer and other loans             28,657      6,735     14,509     6,997     1,832       342     59,072
 Investment securities and
  interest-bearing deposits           98,478     47,600     10,935     3,330    13,538    49,091    222,972
                                    --------   --------   --------  --------  --------  -------- ----------

  Total rate-sensitive assets        980,389    211,282    286,320   166,919   195,527   163,300  2,003,737
                                    --------   --------   --------  --------  --------  -------- ----------

Interest-bearing liabilities(2):
 Regular savings and NOW accounts     21,377     21,377     49,879    49,879        --        --    142,512
 Money market deposit accounts        86,819     52,091     34,727        --        --        --    173,637
 Certificates of deposit             548,444    156,588    156,244    49,436     4,167        90    914,969
 FHLB advances                        82,370     44,790    106,494    75,600   121,079       849    431,182
 Other borrowings                     54,692         --         --        --        --        --     54,692
 Retail repurchase agreements         11,037        743      1,477        --        --        --     13,257
                                    --------   --------   --------  --------  --------  -------- ----------

  Total rate-sensitive liabilities   804,739    275,589    348,821   174,915   125,246       939  1,730,249
                                    --------   --------   --------  --------  --------  -------- ----------

Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities              $175,650   $(64,307)  $(62,501) $ (7,996) $ 70,281  $162,361 $  273,488
                                    ========   ========   ========  ========  ========  ======== ==========
Cumulative excess (deficiency) of
 interest-sensitive assets          $175,650   $111,343   $ 48,842  $ 40,846  $111,127  $273,488 $  273,488
                                    ========   ========   ========  ========  ========  ======== ==========

Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities                  121.83%    110.31%    103.42%   102.55%   106.43%   115.81%    115.81%
                                    ========   ========   ========  ========  ========  ======== ==========
Interest sensitivity gap to
 total assets                           8.11%     (2.97%)    (2.89%)   (0.37%)    3.25%     7.50%     12.63%
                                    ========   ========   ========  ========  ========  ======== ==========

Ratio of cumulative gap to total
 assets                                 8.11%      5.14%      2.26%     1.89%     5.13%    12.63%     12.63%
                                    ========   ========   ========  ========  ========  ======== ==========

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $23.1 million or (1.07%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are presented in the average balance calculations in the table included in Item 2, Management's Discussion and Analysis of Financial Conditions and Results of Operations, and Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2002 and 2001 (restated).

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

  Not Applicable

  Item 3.  Defaults Upon Senior Securities

  Not Applicable

  Item 4.  Submission of Matters to a Vote of Stockholders

  The annual meeting of stockholders of the Company (meeting) was held on April19, 2002. At the meeting there were a total number of 11,598,103 shares eligible to vote of which 10,362,022 were received or cast at the meeting. The result of the vote on the election of directors, the first proposal presented at the meeting, is as follows:

       The following individuals were elected as directors:

                                 FOR                       WITHHELD
                        -------------------------   -------------------------
                        # of votes  percentage of   # of votes  percentage of
                                    shares voted                shares voted
                        ----------  -------------   ----------  -------------
  Jesse G. Foster       10,265,310     99.07%           96,712     0.93%
  Dean W. Mitchell      10,249,424     98.91%          112,598     1.09%
  Brent A. Orrico       10,186,003     98.30%          176,019     1.70%
  D. Michael Jones      10,269,330     99.11%           92,692     0.89%


  The terms of Directors Robert D. Adams, David B. Casper, Margaret C. Langlie, Wilbur Pribilsky, Gary Sirmon and Steve Sundquist continued. Director S. Rick Meikle resigned effective January 3, 2002.

  The result of the vote on the approval of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2002, the second proposal at the meeting, is as follows:

                  # of votes               percentage of shares voted
                  ----------               --------------------------
  FOR             10,284,959                     99.26%
  AGAINST             44,657                      0.43%
  ABSTAIN             32,406                      0.31%



  Item 5.  Other Information

           Not Applicable

  Item 6.  Exhibits and Reports on Form 8K

   Report(s) on Form 8-K filed during the quarter ended June 30, 2002, are as follows:

     Date Filed                                    Purpose
     ----------                                    -------
                 None

SIGNATURES
----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Banner Corporation




August 14, 2002                    /s/D. Michael Jones
                                   -------------------------------------
                                   D. Michael Jones
                                   President and Chief Executive Officer
                                  (Principal Executive Officer)






August 14, 2002                    /s/ Lloyd W. Baker
                                   -------------------------------------
                                   Lloyd W. Baker
                                   Treasurer and Executive Vice President
                                  (Principal Financial and Accounting Officer)

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                              OF BANNER CORPORATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     - the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     - the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.






August 14, 2002                    /s/D. Michael Jones
                                   ------------------------
                                   D. Michael Jones
                                   Chief Executive Officer






August 14, 2002                    /s/Lloyd W. Baker
                                   ------------------------
                                   Lloyd W. Baker
                                   Chief Financial Officer