Form 10-Q
period 2002-09-30
BANNER CORP
filed 2002-11-14
CIK 946673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended ............................................................................................... September 30, 2002

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
     Yes  [X]               No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [X]               No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 Par Value	As of October 18, 2002 11,359,588 shares *

* Includes 577,039 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts.


BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 -	Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of September 30, 2002 and December 31, 2001...............................................................................	2

	Consolidated Statements of Income for the Quarters and Nine Months Ended September 30, 2002 and 2001...............................................	3

	Consolidated Statements of Comprehensive Income for the Quarters and Nine Months Ended September 30, 2002 and 2001...............................................	4

	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2002 and 2001....................................................................	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001....................................................................	8

	Selected Notes to Consolidated Financial Statements.............................................................................	10

ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operation

	General.................................................................................................................................................	15

	Recent Developments and Significant Events..........................................................................................	16

	Comparison of Financial Condition at September 30, 2002 and December 31, 2001..............................	16

	Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2002 and 2001.....................................................................................................................................	16

	Asset Quality........................................................................................................................................	22

	Liquidity and Capital Resources............................................................................................................	23

	Capital Requirements............................................................................................................................	23

ITEM 3 -	Quantitative and Qualitative Disclosures About Market Risk

	Market Risk and Asset/Liability Management.......................................................................................	24

PART II - OTHER INFORMATION


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)

ASSETS	(Unaudited) September 30 2002	December 31 2001
Cash and due from banks	$ 125,018	$ 67,728
Securities available for sale, cost $368,187 and $298,332
Encumbered	48,847	64,126
Unencumbered	324,902	237,721
	373,749	301,847

Securities held to maturity, fair value $14,297 and $14,902	14,082	14,828
Federal Home Loan Bank stock	32,282	30,840
Loans receivable:
Held for sale, fair value $29,477 and $43,647	29,044	43,235
Held for portfolio	1,563,787	1,549,742
Allowance for loan losses	(19,150)	(17,552)
	1,573,683	1,575,425

Accrued interest receivable	14,263	12,929
Real estate owned, held for sale, net	5,362	3,011
Property and equipment, net	19,025	18,151
Costs in excess of net assets acquired (goodwill and intangibles), net	36,752	31,437
Deferred income tax asset, net	1,364	1,443
Bank owned life insurance	31,356	20,304
Other assets	4,306	9,151
	$ 2,231,242	$ 2,087,094

LIABILITIES
Deposits:
Non-interest-bearing	$ 222,062	$ 180,813
Interest-bearing	1,263,620	1,114,998
	1,485,682	1,295,811

Advances from Federal Home Loan Bank	444,243	501,982
Trust preferred securities	25,000	--
Other borrowings	65,014	76,715
Accrued expenses and other liabilities	15,036	17,591
Deferred compensation	3,083	2,655
Income taxes payable	--	--
	2,038,058	1,894,754

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value, 27,500,000 shares authorized, 13,201,418 shares issued: 11,358,505 shares and 11,634,159 shares outstanding at September 30, 2002 and December 31, 2001, respectively.	120,836	126,844
Retained earnings	73,733	68,104
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale	3,595	2,264
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust: 577,039 and 577,039 restricted shares outstanding at September 30, 2002 and December 31, 2001, respectively, at cost	(4,769)	(4,769)

Carrying value of shares held in trust for stock related compensation plans	(3,150)	(2,870)
Liability for common stock issued to deferred, stock related, compensation plan	2,939	2,767
	(211)	(103)
	193,184	192,340
	$ 2,231,242	$ 2,087,094

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (in thousands except for per share amounts)

	Quarters Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
INTEREST INCOME:
Loans receivable	$ 30,907	$ 34,468	$ 92,860	$ 103,387
Mortgage-backed securities	2,770	2,940	8,212	9,217
Securities and deposits	2,672	2,450	7,571	7,571
	36,349	39,858	108,643	120,175

INTEREST EXPENSE:
Deposits	9,733	13,342	29,751	41,553
Federal Home Loan Bank advances	5,791	7,463	18,490	22,969
Trust preferred securities	380		718
Other borrowings	366	739	1,258	2,674
	16,270	21,544	50,217	67,196
Net interest income before provision for loan losses	20,079	18,314	58,426	52,979

PROVISION FOR LOAN LOSSES	4,000	5,959	11,000	9,859
Net interest income	16,079	12,355	47,426	43,120

OTHER OPERATING INCOME:
Loan servicing fees	239	308	996	903
Other fees and service charges	1,525	1,228	4,331	4,159
Gain on sale of loans	1,602	1,327	4,021	3,410
Gain (loss) on sale of securities	10	--	27	360
Miscellaneous	555	451	1,323	982
Total other operating income	3,931	3,314	10,698	9,814

OTHER OPERATING EXPENSES:
Salary and employee benefits	9,973	7,817	27,757	22,821
Less capitalized loan origination costs	(1,438)	(1,146)	(4,043)	(3,582)
Occupancy and equipment	2,141	2,026	6,263	5,770
Information/computer data services	925	1,718	2,262	3,220
Advertising	723	269	1,320	687
Check kiting loss	--	1,900	--	8,100
Amortization of goodwill and CDI	64	795	192	2,385
Miscellaneous	2,912	2,222	8,715	7,112
Total other operating expenses	15,300	15,601	42,466	46,513
Income before provision for income taxes	4,710	68	15,658	6,421

PROVISION FOR INCOME TAXES	1,329	212	4,841	2,637
NET INCOME (LOSS)	$ 3,381	$ (144)	$ 10,817	$ 3,784

Net income (loss) per common share, see Note 5:

Basic	$ .31	$ (.01)	$ .98	$ .34
Diluted	$ .30	$ (.01)	$ .95	$ .32

Cumulative dividends declared per common share:	$ .15	$ .14	$ .45	$ .42

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands)

	Quarters Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
NET INCOME	$ 3,381	$ (144)	$ 10,817	$ 3,784
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $516, $945, $727 and $2,227, respectively	1,067	1,740	1,348	4,057
Less adjustment for (gains)/losses included in net income, net of income tax (benefit) of $4, $0, $10 and $126, respectively	(6)	--	(17)	(234)
Other comprehensive income (loss)	1,061	1,740	1,331	3,823
COMPREHENSIVE INCOME	$ 4,442	$ 1,596	$ 12,148	$ 7,607

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (in thousands)
For the Nine Months Ended September 30, 2002 and 2001

					Carrying Value,
					Net of Liabilty,
					Of Shares Held
	Common Stock		Accumulated	Unearned	in Trust for
	And Additional		Other	Restricted	Stock-Related	Total
	Paid-in	Retained	Comprehensive	ESOP	Compensation	Stockholders'
	Capital	Earnings	Income	Shares	Plans	Equity
BALANCE, January 1, 2002	$ 126,844	$ 68,104	$ 2,264	$ (4,769)	$ (103)	$ 192,340

Net income		10,817				10,817

Change in valuation of securities available for sale, net of income taxes			1,331			1,331

Cash dividend on common stock ($.45/share cumulative)		(5,188)				(5,188)

Purchase and retirement of common stock	(7,285)					(7,285)

Proceeds from issuance of common stock for exercise of stock options	1,138					1,138

Recognition of tax benefit related to release of MRP shares	4					4

Release of treasury stock from MRP grant	135				(135)	--

Amortization of compensation related to MRP					27	27
BALANCE, September 30, 2002	$ 120,836	$ 73,733	$ 3,595	$ (4,769)	$ (211)	$ 193,184

Continued


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (in thousands)
For the Nine Months Ended September 30, 2002 and 2001

					Carrying Value,
					Net of Liabilty,
					Of Shares Held
	Common Stock		Accumulated	Unearned	in Trust for
	And Additional		Other	Restricted	Stock-Related	Total
	Paid-in	Retained	Comprehensive	ESOP Shares	Compensation	Stockholders'
	Capital	Earnings	Income	at cost	Plans	Equity
BALANCE, January 1, 2001	$ 133,839	$ 66,893	$ (1,125)	$ (5,234)	$ (578)	$ 193,795

Net income		3,784				3,784

Change in valuation of securities available for sale, net of income taxes			3,823			3,823

Cash dividend on common stock ($.42/share cumulative)		(4,953)				(4,953)

Purchase and retirement of common stock	(5,540)					(5,540)

Net issuance of stock through employees' stock plans, including tax benefit	259					259

Proceeds from issuance of common stock for exercise of stock options	1,380					1,380

Release of treasury stock for MRP grant	52				(52)	--

Amortization of compensation related to MRP					516	516

Forfeiture or net change in the number and/or carrying value of shares held in trust for compensation plans	(3)				3	--
BALANCE, September 30, 2001	$ 129,987	$ 65,724	$ 2,698	$ (5,234)	$ (111)	$ 193,064

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (continued) (in thousands)
For the Nine Months Ended September 30, 2002 and 2001

	2002	2001
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK PURCHASED AND RETIRED:
Number of shares purchased and retired, beginning of period	(1,567)	(1,196)
Purchase and retirement of common stock	(364)	(293)
Issuance of common stock to deferred compensation plan and/or exercised stock options	89	127
Number of shares purchased and retired, end of period	(1,842)	(1,362)

Shares issued and outstanding, end of period	11,359	11,839

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(577)	(633)
Release of earned shares	--	--
Number of shares, end of period	(577)	(633)

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Nine Months Ended September 30, 2002 and 2001

	2002	2001
OPERATING ACTIVITIES
Net income	$ 10,817	$ 3,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,802	4,951
Loss (gain) on sale of securities	(27)	(360)
Increase in cash surrender value of bank owned life insurance	(1,052)	(778)
Loss (gain) on sale of loans	(3,405)	(3,318)
Loss (gain) on disposal of real estate held for sale and property and equipment	454	198
Provision for losses on loans and real estate held for sale	11,000	9,950
FHLB stock dividend	(1,408)	(1,498)
Change, net of acquisition, in:
Loans held for sale	14,191	(14,216)
Other assets	3,641	(6,906)
Other liabilities	(2,810)	1,254
Net cash provided (used) by operating activities	34,203	(6,939)

INVESTING ACTIVITIES:
Purchases of securities	(208,012)	(100,985)
Principal repayments and maturities of securities	135,017	103,394
Proceeds from sales of securities	4,670	1,372
Origination of loans, net of principal repayments	(213,239)	(307,498)
Purchases of loans and participating interest in loans	(22,650)	(2,736)
Proceeds from sales of loans and participating interest in loans	245,311	204,389
Purchases of property and equipment-net	(3,002)	(2,521)
Proceeds from sale of real estate held for sale-net	1,679	3,045
Investment in bank owned life insurance	(10,000)	(5,000)
Cash (used for) provided by acquisitions	(6,519)	--
Other	(134)	(58)
Net cash used by investing activities	(76,879)	(106,598)

FINANCING ACTIVITIES
Increase (decrease) in deposits	156,372	105,999
Proceeds from FHLB advances	255,231	180,965
Repayment of FHLB advances	(312,970)	(174,280)
Proceeds from issuance of trust preferred securities	25,000	--
Proceeds from repurchase agreement borrowings	1,275	9,430
Repayments of repurchase agreement borrowings	(15,233)	(11,893)
Increase (decrease) in other borrowings	1,556	1,192
Cash dividends paid	(5,118)	(4,979)
Repurchases of stock, net of forfeitures	(7,285)	(5,540)
Other	1,138	1,380
Net cash provided by financing activities	99,966	102,274

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANK	57,290	(11,263)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	67,728	67,356
CASH AND DUE FROM BANKS, END OF PERIOD	$ 125,018	$ 56,093

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Nine Months Ended September 30, 2002 and 2001
(Continued from prior page)

	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$ 50,110	$ 67,063
Taxes paid in cash	$ 4,900	$ 7,678
Non-cash transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned	$ 4,470	$ 2,751
Net change in accrued dividends payable	$ 70	$ 26
Stock issued to Rabbi Trust/MRP	$ 135	$ 52
Recognize tax benefit of vested MRP shares	$ 4	$ 259
Fair value of derivatives issued on loan rate lock commitments and offsetting commitments to sell	$ 600	$ --
Other assets/liabilities	$ 45	$ 42

The following summarizes the non-cash activities relating to acquisitions:
Fair value of assets and intangibles acquired, including goodwill	$ (44,544)	$ --
Fair value of liabilities assumed	34,453	--
Fair value of stock issued and options assumed to acquisitions' shareholders	--	--
Cash paid out in acquisition	(10,091)	--
Less cash acquired	3,572	--
Net cash acquired (used)	$ (6,519)	--

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Basis of Presentation

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank (BB or the Bank). BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and its 41 branch offices and six loan production offices located in Washington, Oregon and Idaho, including two new branch offices opened in August 2002.

The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions' Division of Banks and the FDIC.

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates and may have a material impact on the financial statements.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the methodology for the determination of our allowance for loan and lease losses, the valuation of goodwill and other intangible assets, and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 of the Notes to the Consolidated Financial Statements which is part of Banner Corporation's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

Accounting Standards Recently Adopted: In January 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation, which compares the implied fair value of goodwill to its carrying


amount, must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The adoption of this statement has had a material impact on the Company's results of operation. Goodwill is no longer being amortized, reducing other current period operating expenses by an estimated $795,000 per quarter, or $3.2 million a year, with a corresponding increase in net income. The Company performed its initial assessment of goodwill impairment during the second quarter of 2002 and determined that its goodwill was not impaired.

In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 147, Acquisitions of Certain Financial Institutions, allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization beginning as of January 1, 2002. SFAS 147 also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets. The Company adopted SFAS No. 147 on October 1, 2002. The adoption of SFAS No. 147 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company will adopt SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 as of June 1, 2002. The adoption of SFAS No. 145 did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

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


Note 3:     Adoption of SFAS No. 141 and 142--Goodwill, Intangible Assets and Acquisitions

The following table shows the pro forma effects of SFAS No. 142 applied to the prior comparative period (in thousands except per share amounts):

	Quarters Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Reported Net Income (loss)	$ 3,381	$ (144)	$ 10,817	$ 3,784
Add back: Goodwill amortization	--	795	--	2,385
Adjusted Net Income	$ 3,381	$ 651	$ 10,817	$ 6,169

Basic earnings per share as reported:	$ 0.31	$ (0.01)	$ 0.98	$ 0.34
Goodwill amortization	--	0.07	--	0.21
Adjusted basic earnings per share	$ 0.31	$ 0.06	$ 0.98	$ 0.55

Diluted earnings per share as reported:	$ 0.30	$ (0.01)	$ 0.95	$ 0.32
Goodwill amortization	--	.07	--	0.21
Adjusted diluted earnings per share	$ 0.30	$ 0.06	$ 0.95	$ 0.53

Acquisition of OBB: The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

January 1, 2002
(in thousands)
Cash	$ 3,572
Securities	1,531
Loans receivable	33,648
Property and equipment	237
Other assets	49
Core deposit intangible	714
Goodwill	4,793
Total Assets Acquired	44,544
Deposits	(33,499)
Borrowings	(701)
Other liabilities	(253)
Total Liabilities Assumed	(34,453)
Net Assets Acquired	$ 10,091


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

Intangible Assets: The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of September 30, 2002 is as follows (in thousands):

September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangible (CDI)	$ 714	$ (192)	$ 522
Mortgage Servicing Rights (MSR)*	$ 1,569	$ (86)	$ 1,483
	$ 2,283	$ (278)	$ 2,005

* Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income. Mortgage servicing rights are recorded on an individual loan basis with the gross carrying amount and accumulated amortization fully written off if the loan repays in full.

Amortization expense for the quarter and nine months ended September 30, 2002 includes $65,000 and $192,000, respectively, of expense related to the CDI amortization and $106,000 and $394,000 for the quarter and nine months, respectively, of expense related to the MSR amortization.

Estimated amortization expense in future years with respect to existing intangibles (in thousands):

Year Ended	CDI	MSR	TOTAL
December 31, 2002	$ 255	$ 466	$ 721
December 31, 2003	200	252	452
December 31, 2004	143	208	351
December 31, 2005	86	173	259
December 31, 2006	30	144	174

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

The following table sets forth additional detail on BANR's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	September 30 2002	December 31 2001	September 30 2001
Interest-bearing deposits included in cash and due from banks	$ 51,736	$ 12,408	$ 2,400

Mortgage-backed securities	225,872	207,185	221,181
Other securities-taxable	138,257	82,259	77,034
Other securities-tax exempt	21,000	23,673	27,239
Other stocks with dividends	2,702	3,558	3,550
Total securities	387,831	316,675	329,004

Federal Home Loan Bank (FHLB) stock	32,282	30,840	30,305
	$ 471,849	$ 359,923	$ 361,709


The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Mortgage-backed securities-interest	$ 2,770	$ 2,940	$ 8,212	$ 9,217

Taxable interest and dividends	1,877	1,516	5,187	4,836
Tax-exempt interest	310	409	973	1,237
Federal Home Loan Bank stock-dividends	485	525	1,411	1,498
	2,672	2,450	7,571	7,571

	$ 5,442	$ 5,390	$ 15,783	$ 16,788

Note 6:     Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Total shares originally issued	13,201	13,201	13,201	13,201
Less retired shares and treasury stock plus unvested shares allocated to MRP	(1,732)	(1,393)	(1,626)	(1,363)
Less unallocated shares held by the ESOP	(577)	(633)	(577)	(633)

Basic weighted average shares outstanding	10,892	11,175	10,998	11,205
Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	395	488	440	451
Diluted weighted average shares outstanding	11,287	11,663	11,438	11,656

Note 7:     Check Kiting Loss in 2001

On September 17, 2001, the Company announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer, as well as activities designed to conceal credit weaknesses of several loan customers. As a result of the check kiting scheme, the Company recorded expense of $1.9 million and $8.1 million, respectively, for the quarter and nine months ended September 30, 2001. The Company also recognized $4.2 million and $6.2 million, respectively, of additional provision for loan losses associated with the credit manipulation activities in the quarter and nine months ended September 30, 2001.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements
Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of Banner Corporation. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, competition, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services, Banner's ability to successfully resolve outstanding credit issues and recover check kiting losses, and the Company's stock repurchase activity. Accordingly, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Banner undertakes no responsibility to update or revise any forward-looking statements.

General
Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB). BB is a Washington-chartered commercial bank the deposits of which are insured by the FDIC under both the BIF and the SAIF. BB conducts business from its main office in Walla Walla, Washington, and its 41 branch offices and six loan production offices located in 19 counties in Washington, Idaho and Oregon, including two new branch offices opened in August 2002.

The operating results of BANR depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As explained more fully below, BANR's net interest income increased for the quarter ended September 30, 2002 compared to the same period a year earlier, reflecting a 38 basis point increase in the interest rate spread and growth in interest-bearing assets and liabilities. The net interest margin also increased, 27 and 22 basis points for the quarter and nine months ended September 30, 2002, respectively, when compared to the same period one year prior. BANR's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses increased significantly for the nine months ended September 30, 2002, compared to the same period ended September 30, 2001. As explained more fully below, much of this increase reflects continued weak economic conditions in some of the Puget Sound market areas serviced by the Company. Other operating income increased for both the quarter and nine months ended September 30, 2002 largely as a result of increased service charges, mortgage banking activity and investment in bank-owned life insurance. Other operating expenses decreased for the quarter and nine months ended September 30, 2002, compared to the same periods ended September 30, 2001. However, as explained below and in Note 7 of the Selected Notes to the Consolidated Financial Statements, other operating expenses for the quarter and nine months ended September 30, 2001, included check kiting losses of $1.9 million and $8.1 million, respectively, which were not a factor in 2002. Other operating expenses for the quarter ended September 30, 2001, also included approximately $800,000 of expenses associated with the conversion of the Company's core data processing system. In addition, the Company's amortization expense for goodwill and other intangibles decreased $795,000 for the current quarter and $2.4 million for the nine months ended September 30, 2002 with the adoption of SFAS No. 142, which no longer requires amortization of goodwill. Excluding the check kiting losses, data processing conversion costs, and adoption of SFAS No. 142, other operating expenses increased significantly compared to the year earlier amounts reflecting the continued growth of the Company, including the acquisition of Oregon Business Bank, opening two new branch offices and strengthening the Company's loan and deposit gathering and credit administration capabilities.

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


Recent Developments and Significant Events

See Notes 2 and 7 of the Selected Notes to the Consolidated Financial Statements

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets increased $144.1 million, or 6.9%, from $2.087 billion at December 31, 2001, to $2.231 billion at September 30, 2002. The growth of $144.1 million reflects the acquisition of OBB on January 1, 2002, and additions to the investment portfolio, as a result of strong deposit growth. Securities investments increased $71.2 million, or 22.5% from $316.7 million at December 31, 2001 to $387.8 million at September 30, 2002. The OBB acquisition provided $1.5 million of this increase. The increase in securities resulted primarily from the purchase of taxable notes and bonds issued by various federally sponsored agencies, many containing provisions for the issuer to call the securities. In the most recent quarter the Company also increased its holdings of mortgage-related securities in anticipation of expected high levels of prepayments, in future periods, on existing mortgage-related securities held in its portfolio. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $1.7 million, or 0.1%, from $1.575 billion at December 31, 2001, to $1.574 billion at September 30, 2002. This loan decrease occurred largely due to a sharp decline in one- to four-family residential loans as a result of the high level of prepayments in the current low interest rate environment. In addition, the decrease reflects a decrease of $14 million in loans held for sale to $29 million at September 30, 2002, as a result of the sale of residential mortgage loan inventory that had built up at December 31, 2001. These balances also reflect the acquisition of OBB on January 1, 2002, which provided $33.6 million of gross loans consisting of $14.3 million of commercial and multi-family mortgages, $9.0 million of construction and land loans, $839,000 of residential mortgages and $9.5 million of commercial and consumer loans. While down slightly on a year-to-date basis, net loans increased $21.6 million during the quarter ended September 30, 2002 largely as a result of increased origination of commercial business loans. Changes in the loan portfolio mix reflect the Company's continuing effort to increase the portion of loans invested in commercial, construction and land development, and non-mortgage loans, as well as the high level of prepayments on one- to four-family residential loans. While these loans are of inherently higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with the borrowers than most residential mortgages. Investment in bank-owned life insurance increased from $20.3 million at December 31, 2001 to $31.4 at September 30, 2002, reflecting a $10 million purchase and $1.1 million of earnings credited to increased cash surrender value on policies owned. The majority of the increase in assets, primarily interest-bearing cash and securities, was funded by a net increase of $189.9 million in deposits offset by a $44.4 million decrease in borrowings. Net income from operations also helped to fund asset growth. Deposits grew $189.9 million, or 14.7%, from $1.296 billion at December 31, 2001, to $1.486 billion at September 30, 2002. Non-interest bearing deposits grew 22.8% to $222.1 million from $180.8 million at December 31, 2001. FHLB advances decreased $57.7 million from $502.0 million at December 31, 2001, to $444.2 million at September 30, 2002. Additional funding came from the issuance of $25.0 million of TPS in April 2002. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $11.7 million, from $76.7 million at December 31, 2001, to $65.0 million at September 30, 2002.

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2002 and 2001

General. For the quarter ended September 30, 2002, the Company had net income of $3.4 million, or $.30 per share (diluted), compared to a net loss of $144,000, or ($.01) per share (diluted), for the quarter ended September 30, 2001, an increase of $3.5 million. Net income for the first nine months of the current year was $10.8 million, an increase of $7.0 million from $3.8 million for the nine months ended September 30, 2001. The prior periods contained expenses associated with the check kiting scheme and additional loan loss provision described in Note 7 of the Selected Notes to the Consolidated Financial Statements. BANR's operating results (excluding the check kiting charges) reflect significant growth of assets and liabilities, an improved net interest margin and higher non-interest income which were offset by a higher level of loan loss provision and increased other operating expenses. As explained below, the provision for loan losses increased not only as a result of the credit manipulation activities but also as a result of an increased level of non-performing loans and net charge-offs and reflects continued weak economic conditions in some of the Puget Sound market areas serviced by the Company. Compared to levels a year ago, total assets increased 6.5%, to $2.231 billion, at September 30, 2002, net loans declined slightly by 0.6%, to $1.574 billion, deposits grew 14.4%, to $1.486 billion, and borrowings decreased 9.0%, to $534.3 million. Average equity was 9.14% of average assets for the quarter ended September 30, 2002, compared to 9.49% of average assets for the quarter ended September 30, 2001. Net interest margin increased 27 basis points for the quarter reflecting a 38 basis point increase in net interest rate spread, which was partially offset by the increased use of interest-bearing liabilities relative to interest-earning assets and lower yields on assets funded by non-interest-bearing liabilities and stockholders' equity. The changes in net interest spread and net interest margin are notable in light of the significant volatility and changes in the level of market interest rates over the past two years. Changes in the level of interest rates during this two-year period initially reduced the Company's net interest margin; however, largely as a result of declining funding costs, net interest margin has increased over the past twelve months.


Interest Income. Interest income for the quarter ended September 30, 2002, was $36.3 million compared to $39.9 million for the quarter ended September 30, 2001, a decrease of $3.5 million, or 8.8%. The decrease in interest income occurred despite a $44.1 million, or 2.3%, growth in average balances of interest-earning assets as a result of an 87 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 7.21% for the quarter ended September 30, 2002, compared to 8.08% for the same period a year earlier. Average loans receivable for the quarter ended September 30, 2002, decreased by $33.5 million, or 2.1%, when compared to the quarter ended September 30, 2001 despite the addition of $33.1 million of loans from the acquisition of OBB. Interest income on loans decreased by $3.6 million, or 10.3%, to $30.9 million compared to $34.5 million for the same period a year earlier, as the decrease in average loan balances was combined with a 71 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates, particularly the prime rate, compared to prior year levels, which offset continued changes in the mix of the loan portfolio. The loan mix continued to change as the portion of the portfolio invested in one- to four-family residential loans declined, while the portion invested in construction, land development and commercial loans increased. Loans yielded 7.80% for the quarter ended September 30, 2002, compared to 8.51% for the quarter ended September 30, 2001. While the level of market interest rates was significantly lower than a year earlier, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $77.6 million for the quarter ended September 30, 2002, while the interest and dividend income from those investments increased $52,000, compared to the quarter ended September 30, 2001. The average yield on mortgage-backed securities decreased from 5.86% for the quarter ended September 30, 2001, to 5.31% for the comparable period in 2002. Yields on mortgage-backed securities were lower in the 2002 period reflecting the effect of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable rates and prepayments on certain higher-yielding portions of the portfolio as well as reinvestment at current market rates. The average yield on investment securities and short-term cash investments decreased from 6.30% for the quarter ended September 30, 2001, to 4.60% for the comparable quarter in 2002, also reflecting the lower level of market rates. Earnings on FHLB stock decreased by $40,000 to $485,000 in the quarter ended September 30, 2002 from $525,000 in the comparable quarter in 2001. This resulted from a 94 basis point decrease in the yield received on FHLB stock offset by an increase of $2.0 million in the average balance of FHLB stock for the quarter ended September 30, 2002. The dividend yield on FHLB stock was 6.05% for the quarter ended September 30, 2002, compared to 6.99% for the quarter ended September 30, 2001. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest income for the nine months ended September 30, 2002 decreased by $11.5 million, or 9.6%, to $108.6 million from $120.2 million for the comparable period in 2001. Interest income from loans decreased $10.5 million, or 10.2%, from the comparable period in 2001. The decrease in loan interest income reflects the impact of a 106 basis point decrease in the yield on the loan balances and occurred despite a $30.7 million growth in average loans receivable balances. Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended September 30, 2002, decreased $1.0 million, from $16.8 million in 2001 to $15.8 million in the current period, despite a $49.0 million increase in average balances, reflecting a 112 basis point decrease in yield.

Interest Expense. Interest expense for the quarter ended September 30, 2002, was $16.3 million compared to $21.5 million for the comparable period in 2001, a decrease of $5.3 million, or 24.5%. The decrease in interest expense was due to a decrease in the average cost of all interest-bearing liabilities from 4.57% to 3.32%. The $75.5 million increase ($33.2 million from the OBB acquisition) in average interest-bearing deposits for the quarter ended September 30, 2002, compared to September 30, 2001, reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense decreased $3.6 million to $9.7 million for the quarter ended September 30, 2002, compared to $13.3 million for the same quarter a year ago. Average deposit balances increased from $1.288 billion for the quarter ended September 30, 2001, to $1.412 billion for the quarter ended September 30, 2002, while, at the same time, the average rate paid on deposit balances decreased 137 basis points. To a significant degree, deposit costs for a quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower for the nine months preceding the quarter ended September 30, 2002, than for the same period preceding the September 30, 2001 quarter. The reduction in deposit costs, which tends to lag declines in market rates, continued in the most recent quarter as a result of the cumulative effect of declining rates in the four preceding quarters as well as sharply low rates in the current quarter. Average FHLB advances totaled $444.6 million during the quarter ended September 30, 2002, compared to $509.3 million during the quarter ended September 30, 2001, a decrease of $64.7 million that, combined with a 64 basis point decrease in the average cost of advances, resulted in a $1.7 million decrease in related interest expense. The average rate paid on those advances decreased to 5.17% for the quarter ended September 30, 2002, from 5.81% for the quarter ended September 30, 2001. FHLB advances are generally fixed-rate, fixed-term borrowings. In recent quarters, a significant portion of maturing FHLB advances have been repaid as a result of strong deposit growth. In the current quarter, additional funding was also provided by the issuance of $25 million of TPS. The average balance of TPS was $25.0 million and the average rate paid was 6.03% (including amortizing prepaid loan underwriting costs) for the quarter ended September 30, 2002. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $8.4 million from $73.3 million for the quarter ended September 30, 2001, to $65.0 million for the same period in 2002, while the related interest expense decreased $373,000 from $739,000 to $366,000 for the respective periods. The average rate paid on other borrowings was 2.24% in the quarter ended September 30, 2002 compared to 4.00% for the same quarter in 2001. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances which generally lag current market rates.

A comparison of total interest expense for the nine months ended September 30, 2002, shows a decrease of $17.0 million, or 25.3% to $50.2 million from $67.2 million in the comparable period in 2001. The interest expense reflects an increase in average deposits of $142.8 million combined with a $35.6 million decrease in FHLB advances and other borrowings. The effect on interest expense of the $107.2 million increase in average interest-bearing liabilities was offset by a 146 basis point decrease in the interest rate paid on those liabilities.


The following tables provide additional comparative data on the Company's operating performance:

Average Balances	Quarters Ended September 30		Nine Months Ended September 30
(in thousands)	2002	2001	2002	2001
Investment securities and deposits	$ 188,744	$ 121,191	$ 163,318	$ 124,521
Mortgage-backed obligations	207,117	199,083	204,848	196,743
Loans	1,572,856	1,606,375	1,588,842	1,558,183
FHLB stock	31,806	29,796	31,351	29,298
Total average interest-earning assets	2,000,523	1,956,445	1,988,359	1,908,745

Non-interest-earning assets	157,773	127,244	144,041	119,582
Total average assets	$ 2,158,296	$ 2,083,689	$ 2,132,400	$ 2,028,327

Deposits	1,411,767	1,288,163	1,378,411	1,235,583
Advances from FHLB	444,585	509,331	456,831	507,577
Trust preferred securities	25,000	--	15,842	--
Other borrowings	64,956	73,328	71,640	72,372
Total average interest-bearing liabilities	1,946,308	1,870,822	1,922,724	1,815,532

Non-interest-bearing liabilities	14,687	15,079	12,719	15,153
Total average liabilities	1,960,995	1,885,901	1,935,443	1,830,685

Equity	197,301	197,788	196,957	197,642
Total average liabilities and equity	$ 2,158,296	$ 2,083,689	$ 2,132,400	$ 2,028,327

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and deposits	4.60%	6.30%	5.04%	6.52%
Mortgage-backed obligations	5.31%	5.86%	5.36%	6.26%
Loans	7.80%	8.51%	7.81%	8.87%
FHLB stock	6.05%	6.99%	6.02%	6.84%
Total interest rate yield on interest-earning assets	7.21%	8.08%	7.31%	8.42%

Interest Rate Expense:
Deposits	2.74%	4.11%	2.89%	4.50%
Advances from FHLB	5.17%	5.81%	5.41%	6.05%
Trust preferred securities	6.03%	--	6.06%	--
Other borrowings	2.24%	4.00%	2.35%	4.94%
Total interest rate expense on interest-bearing liabilities	3.32%	4.57%	3.49%	4.95%

Interest spread	3.89%	3.51%	3.82%	3.47%

Net interest margin on interest earning assets	3.98%	3.71%	3.93%	3.71%

Additional Key Financial Ratios (ratios are annualized)
Non-interest [other operating] expenses / average assets	2.81%	2.97%	2.66%	3.07%

Efficiency ratio [non-interest (other operating) expenses/revenues]	63.72%	72.13%	61.43%	74.07%

Return on average assets	0.62%	(0.03%)	0.68%	0.25%
Return on average equity	6.80%	(0.29%)	7.34%	2.56%
Average equity / average assets	9.14%	9.49%	9.24%	9.74%
Average interest-earning assets / interest-bearing liabilities	102.79%	104.58%	103.41%	105.13%


Provision and Allowance for Loan Losses. During the quarter ended September 30, 2002, the provision for loan losses was $4.0 million, compared to $6.0 million for the quarter ended September 30, 2001, a decrease of $2.0 million. A comparison of the provision for loan losses for the nine-month periods ended September 30, 2001 and 2002 shows an increase of $1.1 million from $9.9 million to $11.0 million. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The provisions in the current periods reflect changes in the portfolio mix, higher levels of non-performing loans and net charge-offs, and concerns about the current economic environment especially with respect to the Puget Sound region. Non-performing loans increased to $22.7 million at September 30, 2002, compared to $13.4 million at September 30, 2001. Non-performing loans are primarily concentrated in the Seattle metropolitan area where continued economic weakness has diminished certain borrowers' ability to meet loan obligations. Net charge-offs were $1.5 million for the current quarter compared to $4.1 million for the same quarter a year earlier. Net charge-offs were $9.9 million for the nine months ended September 30, 2002, compared to $6.6 million for the nine months ended September 30, 2001. A comparison of the allowance for loan losses at September 30, 2002 and 2001, shows an increase of $557,000 from $18.6 million at September 30, 2001, to $19.2 million at September 30, 2002. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.20% at September 30, 2002, and 1.16% at September 30, 2001. In recent months, the Company has hired additional credit administration and special assets personnel and is directing significant efforts at identifying problem loans and managing non-performing assets.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the generally accepted accounting principles (GAAP) guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure.

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


The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

	September 30 2002	December 31 2001	September 30 2001
Loans (including loans held for sale):
Secured by real estate:
One- to four-family	$ 376,557	$ 422,456	$ 410,018
Commercial	379,416	363,560	396,539
Multifamily	81,919	79,035	81,286
Construction and land	335,411	335,798	340,907
Commercial business	278,713	270,022	254,716
Agricultural business	99,899	76,501	70,444
Consumer	40,918	45,605	47,742
Total Loans	1,592,833	1,592,977	1,601,652

Less allowance for loan losses	19,150	17,552	18,593

Total net loans at end of period	$ 1,573,683	$ 1,575,425	$ 1,583,059

Allowance for loan losses as a percentage of net loans outstanding	1.20%	1.10%	1.16%

	Quarters Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Balance, beginning of the period	$ 16,646	$ 16,775	$ 17,552	$ 15,314
Acquisitions	--	--	460	--
Provision	4,000	5,959	11,000	9,859
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	--	--	--	1
Commercial	--	--	--	--
Multifamily	--	--	--	--
Construction and land	--	--	--	--
Commercial business	41	45	54	72
Agricultural business	1	--	3	--
Consumer	4	16	60	21
	46	61	117	94

Loans charged off:
Secured by real estate:
One- to four-family	--	--	(11)	(97)
Commercial	--	--	--	--
Multifamily	--	--	--	--
Construction and land	(120)		(607)	(14)
Commercial business	(1,376)	(3,984)	(8,665)	(6,026)
Agricultural business	--	--	(142)	(100)
Consumer	(46)	(218)	(554)	(437)
	(1,542)	(4,202)	(9,979)	(6,674)
Net charge-offs	(1,496)	(4,141)	(9,862)	(6,580)
Balance, end of period	$ 19,150	$ 18,593	$ 19,150	$ 18,593

Net charge offs as a percentage of average net book value of loans outstanding for the period	0.10%	0.26%	0.62%	0.42%

The following is a schedule of the Company's allocation of the allowance for loan losses:

	September 30 2002	December 31 2001	September 30 2001
Specific or allocated loss allowances:
Secured by real estate:
One- to four-family	$ 711	$ 2,366	$ 2,292
Commercial	2,814	3,967	4,119
Multifamily	414	593	615
Construction and land	4,011	3,431	3,755
Commercial business	9,192	4,660	4,957
Agricultural business	945	990	979
Consumer	642	774	777
Total allocated	18,729	16,781	17,494
Unallocated	421	771	1,099
Total allowance for loan losses	$ 19,150	$ 17,552	$ 18,593

Allowance for loan losses as a percent of net loans (loans receivable excluding allowance for loan losses)	1.20%	1.10%	1.16%


Other Operating Income. Other operating income was $3.9 million for the quarter ended September 30, 2002, an increase of $617,000, or 18.6%, from the quarter ended September 30, 2001. This included a $275,000 increase in the gain on sale of loans for the current quarter as well as a modest $69,000 decline in loan servicing income as a result of more rapid amortization of mortgage servicing rights. Loan sales for the quarter ended September 30, 2002 totaled $84.9 million, compared to $70.0 million for the quarter ended September 30, 2001. Gain on sale of loans for BANR included $172,000 of fees on $11.5 million of loans brokered by CFC, which are not reflected in the volume of loans sold. Other fee and service charge income for BANR increased by $297,000 to $1.5 million for the quarter ended September 30, 2002, compared to $1.2 million for the quarter ended September 30, 2001 primarily reflecting growth in customer transaction accounts. Miscellaneous income increased by $104,000, largely as a result of the Company's increased investment in bank-owned life insurance and the resulting increase in cash surrender value.

Other operating income for the nine months ended September 30, 2002, increased $884,000, or 9.0%, to $10.7 million from $9.8 million in the comparable period in 2001. This includes a $611,000 increase in the gain on sale of loans, a $333,000 decrease in gain on sale of securities and a $341,000 increase in miscellaneous income. Loan sales increased from $204.4 million for the nine months ended September 30, 2001 to $245.6 million for the nine months ended September 30, 2002.

Other Operating Expenses. Other operating expenses decreased $301,000 from $15.6 million for the quarter ended September 30, 2001, to $15.3 million for the quarter ended September 30, 2002. As noted above, other operating expenses for the quarter ended September 30, 2001, included a charge of $1.9 million associated with a check kiting scheme that had been concealed by a former senior lending officer of BB. Other operating expenses for the quarter ended September 30, 2001, also included approximately $800,000 of expenses associated with the conversion of the Company's core data processing system. In addition, the amortization of goodwill and intangibles decreased $731,000 for the quarter ended September 30, 2002 as a result of the adoption of SFAS No. 142. Excluding the check kiting charge, data processing conversion costs, and change in goodwill amortization, other operating expenses increased $3.1 million compared to the same quarter a year earlier. Increases in other operating expenses, excluding the check kiting charge and change in goodwill amortization, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as BANR continues to expand. The higher level of operating expenses in the current quarter includes significant increases in compensation for credit examination and special assets personnel as well as additional executive management and production staff hired to re-position the Company for future growth. The Company also significantly increased its commitment to advertising and marketing expenditures which were $454,000 greater in the quarter ended September 30, 2002 than in the same quarter a year earlier. The increase in expenses includes operating costs associated with OBB, which was acquired on January 1, 2002 and opening new branch offices in Spokane and Pasco, Washington. The increase also reflects expenses associated with the expanding operations at BB's mortgage lending subsidiary, CFC. The higher operating expenses associated with BANR's transition to more of a commercial bank profile caused BANR's efficiency ratio, excluding the amortization of goodwill and check kiting loss, to increase to 63.46% for the quarter ended September 30, 2002, from 59.67% (72.13% including goodwill and the check kiting loss) for the comparable period ended September 30, 2001. Other operating expenses as a percentage of average assets increased to 2.81% for the quarter ended September 30, 2002, compared to 2.50% (2.97% including goodwill and the check kiting loss) for the quarter ended September 30, 2001.

Other operating expenses for the nine months ended September 30, 2002 decreased $4.0 million from $46.5 million for the first nine months of 2001 to $42.5 million in the current period. As explained earlier, the decrease is largely due to the previously noted check kiting loss ($8.1 million), data processing conversion costs ($1.1 million), and reduction in amortization ($2.2 million) of goodwill and intangibles offset by growth in BANR's operations for the current nine-month period.

Income Taxes. Income tax expense was $1.3 million for the quarter ended September 30, 2002, compared to $212,000 for the comparable period in 2001. The Company's effective tax rates for the quarters ended September 30, 2002 and 2001 were 28% and 312%, respectively. The lower effective tax rate in the current quarter is primarily a result of a decrease in the relative effect of the non-deductible intangible amortization expense reflecting the discontinuance of the amortization of goodwill as well as an increase in the relative benefit of tax exempt income compared to the prior comparable quarter.

Income tax expense for the nine months ended September 30, 2002 increased to $4.8 million, compared to $2.6 million in the comparable period in 2001. The Company's effective tax rates for the nine months ended September 30, 2002 and 2001 were 31% and 41%, respectively. Similar to the quarterly results, the lower effective tax rate in the current period is primarily a result of a decrease in the relative effect of the non-deductible intangible amortization expense reflecting the discontinuance of the amortization of goodwill and an increase in the relative benefit of tax exempt income compared to the prior period.


Asset Quality

The following tables are provided to disclose additional details on asset quality (in thousands):

	September 30 2002	December 31 2001
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$ 852	$ 1,006
Commercial	2,745	415
Multifamily	--	--
Construction and land	7,276	6,827
Commercial business	11,028	8,884
Agricultural business	--	86
Consumer	381	291
	22,282	17,509

Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	48	18
Commercial	--	325
Multifamily	--	--
Construction and land	156	--
Commercial business	30	39
Agricultural business	--	--
Consumer	197	152
	431	534
Total non-performing loans	22,713	18,043

Real estate owned, held for sale, net (REO), and other repossessed assets	5,362	3,011

Total non-performing assets at the end of the period	$ 28,075	$ 21,054
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	1.43%	1.13%
Non-performing assets as a percentage of total assets at end of the period.	1.26%	1.01%
Troubled debt restructuring [TDRs] at end of the period	$ 598	$ 302

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. In addition, the Company maintains a securities portfolio which management may increase or decrease in response to changes in loan and deposit activity or market condition. During the nine months ended September 30, 2002, the Company purchased loans in the amount of $22.7 million while loan originations, net of repayments, totaled $213.2 million. During this same nine-month period the securities investments increased $71.2 million. This activity was funded primarily by repayments and sales of loans and deposit growth. During the nine months ended September 30, 2002, the Company sold $245.3 million of loans. Net deposit growth was $189.9 million (including $33.2 million from acquisitions) for the nine months ended September 30, 2002. FHLB advances decreased $57.7 million for the nine months ended September 30, 2002. The balance of other borrowings and TPS increased $13.3 million for the nine months ended September 30, 2002.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2002, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At September 30, 2002, BB had outstanding loan commitments totaling $436.4 million including undisbursed loans in process totaling $341.3 million. BB generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. BB maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of BB's assets or unencumbered qualifying collateral, up to a total possible credit line of $780 million. Advances under this credit facility totaled $444.2 million, or 20% of BB's assets at September 30, 2002.

At September 30, 2002, savings certificates amounted to $933.9 million, or 63%, of the Bank's total deposits, including $617.9 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, FHLB-Seattle advances, other borrowings and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and (iii) a ratio of total capital to risk-weighted assets of at least 8.0%. At September 30, 2002, BANR's banking subsidiary exceeded all current regulatory capital requirements to be classified as a well capitalized institution, the highest regulatory standard. In order to be categorized as a well capitalized institution, the FDIC requires banks it regulates to maintain a leverage ratio, defined as Tier 1 capital divided by total regulatory assets, of at least 5.00%; Tier 1 (or core) capital of at least 6.00% of risk-weighted assets; and total capital of at least 10.00% of risk-weighted assets.

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

The actual regulatory capital ratios calculated for BANR along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes
	Amount	Ratio	Amount	Ratio
September 30, 2002:
BANR--consolidated Total capital to risk-weighted assets	$197,565	12.31%	$128,405	8.00%
Tier 1 capital to risk-weighted assets	177,689	11.07	64,203	4.00
Tier 1 leverage capital average assets	177,689	8.39	84,712	4.00


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

The financial condition and operation of the Company are influenced significantly by general economic conditions, including the level of interest rates as well as changes in interest rates and the slope of the yield curve. The Company's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities.

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


Sensitivity Analysis

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2002, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators

	Estimated Change in
Change (In Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+400	$ 5,623	6.9%	$(51,989)	(26.5%)
+300	3,514	4.3%	(32,445)	(16.6%)
+200	1,163	1.4%	(14,220)	(7.3%)
+100	(1,321)	(1.6%)	(2,398)	(1.2%)
0	0	0	0	0
-100	142	0.2%	(9,909)	(5.1%)
-200	(1,876)	(2.3%)	(8,252)	(4.2%)
-300	$ N/A	N/A	$ N/A	N/A

____________
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

Another, although less reliable, monitoring tool for assessing interest rate risk is "gap analysis." The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive" and by monitoring an institution's interest sensitivity "gap." An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities. A gap is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

The Table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2002. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At September 30, 2002, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $236.0 million, representing a one-year gap to total assets ratio of 10.58%.


Table of Interest Sensitivity Gap As of September 30, 2002	Within 6 Months	6 Months to One Year	1-3 Years	3-5 Years	5-10 Years	Over 10 Years	Total
	(dollars in thousands)
Interest-earning assets(1):
Construction loans	$ 230,482	$ 2,052	$ 1,773	$ 736	$ --	$ --	$ 235,043
Fixed-rate mortgage loans	80,383	57,041	140,128	121,237	134,476	51,510	584,775
Adjustable-rate mortgage loans	201,399	51,878	81,521	23,658	3,699	--	362,155
Fixed-rate mortgage-backed securities	22,971	14,131	44,047	26,332	30,660	13,723	151,864
Adjustable-rate mortgage-backed securities	75,925	--	--	--	--	--	75,925
Fixed-rate commercial /agriculture loans	34,661	15,093	30,729	12,002	6,786	279	99,550
Adjustable-rate commercial/ agriculture loans	248,111	3,144	1,066	1,466	308	--	254,095
Consumer and other loans	29,671	7,049	14,751	7,062	1,995	370	60,898
Investment securities and interest-bearing deposits	151,222	16,775	10,760	3,430	6,823	55,050	244,060

Total rate-sensitive assets	1,074,825	167,163	324,775	195,923	184,747	120,932	2,068,365

Interest-bearing liabilities(2):
Regular savings and NOW accounts	27,276	27,275	63,642	63,642	--	--	181,835
Money market deposit accounts	73,729	44,357	29,571	--	--	--	147,857
Certificates of deposit	481,848	136,071	245,558	63,525	6,814	114	933,930
FHLB advances	49,290	102,900	111,694	58,430	121,079	849	444,242
Other borrowings	45,868	--	--	--	--	--	45,868
Retail repurchase agreements	17,012	125	1,580	--	428	--	19,145

Total rate-sensitive liabilities	695,223	310,728	452,045	185,597	128,321	963	1,772,877

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$ 379,602	$ (143,565)	$ (127,270)	$ 10,326	$ 56,426	$ 119,969	$ 295,488
Cumulative excess (deficiency) of interest-sensitive assets	$ 379,602	$ 236,037	$ 108,767	$ 119,093	$ 175,519	$ 295,488	$ 295,488

Cumulative ratio of interest-earning assets to interest-bearing liabilities	154.60%	123.46%	107.46%	107.25%	109.91%	116.67%	116.67%

Interest sensitivity gap to total assets	17.02%	(6.44%)	(5.71%)	0.46%	2.53%	5.38%	13.25%

Ratio of cumulative gap to total assets	17.02%	10.58%	4.88%	5.34%	7.87%	13.25%	13.25%
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

(2)  Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been a positive $79.2 million or 3.55% of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are presented in the average balance calculations in the table included in Item 2, Management's Discussion and Analysis of Financial Conditions and Results of Operations, and Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2002 and 2001.


PART I - FINANCIAL STATEMENTS

Item 4. Controls and Procedures.

       (a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of the quarterly report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer, in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

       (b) Changes in internal controls:  In the quarter ended September 30, 2002 the Registrant did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect those controls.

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

Not Applicable

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Stockholders

None

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8K

(a) Exhibits

99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Report (s) on Form 8-K filed during the quarter ended September 30, 2002, are as follows:

Date Filed	Purpose

July 9, 2002	Announce increase in loan loss provision in connection with previously disclosed problem loans


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 13, 2002	/s/D. Michael Jones .
D. Michael Jones President and Chief Executive Officer (Principal Executive Officer)

November 13, 2002	/s/ Lloyd W. Baker .
Lloyd W. Baker Treasurer and Executive Vice President (Principal Financial and Accounting Officer)


CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORTION
PURSUANT TO RULES 13a-14 AND 15d -14 UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Banner Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/D. Michael Jones .
D. Michael Jones Chief Executive Officer


CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORTION
PURSUANT TO RULES 13a-14 AND 15d -14 UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Banner Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/Lloyd W. Baker .
Lloyd W. Baker Chief Financial Officer


Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

-  the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

-  the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

November 13, 2002	/s/D. Michael Jones .
D Michael Jones Chief Executive Officer

November 13, 2002	/s/Lloyd W. Baker .
Lloyd W. Baker Chief Financial Officer
