Form 10-K
period 2002-12-31
BANNER CORP
filed 2003-03-25
CIK 946673

------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                               -----------------

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        to      :
                                                              ------    -----

                         Commission File Number 0-26584
                              BANNER CORPORATION
            (Exact name of registrant as specified in its charter)
             ----------------------------------------------------

              Washington                                      91-1691604
(State or other jurisdiction of incorporation              (I.R.S. Employer
           or organization)                             Identification Number)

            10 South First Avenue, Walla Walla, Washington  99362
            (Address of principal executive offices and zip code)

     Registrant's telephone number, including area code;  (509)  527-3636

                             -------------------

      Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to section 12(g) of the Act:
                   Common Stock $.01 par value per share
                              (Title of class)

                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES  X    NO
                                         ---      ---

 The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock quoted on the Nasdaq Stock Market
                           on June 28, 2002, was:
                        Common Stock - $288,880,441

         The number of shares outstanding of the registrant's classes of common stock as of February 28, 2003:
               Common Stock, $.01 par value - 11,338,510 shares

                      Documents Incorporated by Reference
   Portions of Proxy Statement for Annual Meeting of Shareholders to be held
           April 24, 2003 are incorporated by reference into Part III.
------------------------------------------------------------------------------

                      BANNER CORPORATION AND SUBSIDIARIES
                                Table of Contents
PART I                                                                  Page #

Item 1.  Business.......................................................   3
           General......................................................   3
           Lending Activities...........................................   3
           Asset Quality................................................   7
           Investment Activities........................................   7
           Deposit Activities and Other Sources of Funds................   8
           Personnel....................................................   9
           Taxation.....................................................   9
           Environmental Regulation.....................................  10
           Competition..................................................  10
           Regulation...................................................  11
           Management Personnel.........................................  16
           Available Information........................................  17
Item 2.  Properties.....................................................  17
Item 3.  Legal Proceedings..............................................  17
Item 4.  Submission of Matters to a Vote of Security Holders............  17

PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters..........................................  18
Item 6.  Selected Financial Data........................................  19
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  21
             Comparison of Results of Operations
               Years ended December 31, 2002 vs. 2001...................  35
               Years ended December 31, 2001 vs. 2000...................  39
             Market Risk and Asset/Liability Management.................  45
               Liquidity and Capital Resources..........................  50
               Capital Requirements.....................................  51
               Effect of Inflation and Changing Prices..................  51
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  51
Item 8.  Financial Statements and Supplementary Data....................  51
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  51

PART III

Item 10.  Directors and Executive Officers of the Registrant............  52
Item 11.  Executive Compensation........................................  52
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters..................  52
Item 13.  Certain Relationships and Related Transactions................  52
Item 14.  Controls and Procedures.......................................  53

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.................................................  53
          Signatures....................................................  54
          Certifications................................................  55

PART 1
Item 1 - Business                  General

Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB or the Bank). Prior to a consolidation of banking subsidiaries and a corresponding name change which occurred on October 30, 2000, the Company's subsidiaries included First Savings Bank of Washington (FSBW), Inland Empire Bank (IEB) and Towne Bank. From October 30, 2000 until September 1, 2001, the Company's subsidiaries were Banner Bank and Banner Bank of Oregon (BBO) (formerly IEB). On September 1, 2001, BBO merged with BB. On January 1, 2002, the Company completed the acquisition of Oregon Business Bank (OBB), which was also merged with BB on that date. Banner Bank operates as a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The Bank conducts business from its main office in Walla Walla, Washington, and, as of January 1, 2003, its 41 branch offices and seven loan production offices located in 19 counties in Washington, Idaho and Oregon. The Company had total assets of $2.263 billion at December 31, 2002.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits and Federal Home Loan Bank (FHLB) advances. BANR's net income is significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. Net income for the year ended December 31, 2002 was $9.3 million, or $0.82 per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information about the Company's financial performance.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to both businesses and individuals in its primary market areas. The Bank's primary business is that of a traditional banking institution, accepting deposits and originating loans in locations surrounding its offices in portions of Washington, Oregon and Idaho. The Bank is also an active participant in the secondary market, engaging in mortgage banking operation largely through the origination and sale of residential loans. Lending activities include commercial business and commercial real estate loans, construction and land development loans, one- to four-family residential loans and consumer loans. A portion of the Bank's construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon. In addition to loans, the Bank maintains a significant portion of its assets in marketable securities. The securities portfolio is weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also includes a significant amount of U.S. Government and agency (including government-sponsored entities) securities, as well as tax-exempt municipal securities primarily issued by entities located in the State of Washington.

The Company and the Bank are subject to regulation by the Federal Reserve Board (FRB), the FDIC, and the State of Washington Department of Financial Institutions, Division of Banks (Division).


                            Lending Activities

General: All of the Company's lending activities are conducted through the Bank and its subsidiaries. The Bank offers a wide range of loan products to meet the demands of its customers. The Bank originates loans for its own loan portfolio and for sale in the secondary market. Management's strategy has been to maintain a significant percentage of assets in the loan portfolio with more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, the Bank has developed a variety of floating or adjustable interest rate products that correlate more closely with the Bank's cost of funds. However, in response to customer demand, the Bank continues to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Lending activities historically have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties. To an increasing extent in recent years lending activities have also included the origination of multifamily and commercial real estate loans. Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in the Bank's primary market areas. During the past year the Bank has significantly added to its resources engaged in commercial lending, including senior credit administration personnel and experienced officers focused on middle market corporate lending opportunities. The Bank has also recently increased its emphasis on consumer lending. While continuing its commitment to construction and residential lending, management expects commercial, including commercial real estate, and consumer lending to become increasingly important activities for the Bank.

At December 31, 2002, the Bank's net loan portfolio totaled $1.547 billion. For additional information concerning the Bank's loan portfolio, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2002 and 2001-Loans/Lending." See also Table 5 contained therein, which sets forth the composition of the Company's loan portfolio, and Tables 6 and 6(a), which contain information regarding the loans maturing in the Company's portfolio.

One- to Four-Family Residential Real Estate Lending: The Bank originates loans secured by first mortgages on one- to four-family residences and loans for the construction of one- to four-family residences in the communities where it has full service branches. In addition, the Bank operates loan production offices in Bellevue, Puyallup, Kennewick and Oak Harbor, Washington. The Bank's mortgage lending subsidiary, CFC, provides residential and construction lending in the Portland, Oregon area. At December 31, 2002, $355.5 million, or 22.6% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences.

The Bank and CFC offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual increase of 1.0% to 2.0% and an overall limitation of 5.0% to 6.0%. Generally, these ARM products utilize the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. The retention of ARM loans in the Bank's loan portfolio can help reduce the Company's exposure to changes in interest rates. However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years, borrower demand for ARM loans has been limited and the Bank has chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates. As a result, ARM loans have represented only a small portion of loans originated during this period.

The Bank's residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and Federal National Mortgage Corporation (Fannie Mae or FNMA). Government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA). In the loan approval process, the Bank assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit worthiness of the borrower. Generally, the Bank lends up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs.
The Bank usually requires private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

The Bank and CFC sell residential loans on either a servicing-retained or servicing-released basis. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. During the past three years, the Bank has sold a significant portion of its conventional residential mortgage originations and nearly all of its government insured loans into the secondary market.

Construction and Land Lending: The Bank invests a significant portion of its loan portfolio in residential construction loans to professional home builders. To a lesser extent, the Bank also originates land loans and construction loans for commercial and multifamily real estate. At December 31, 2002, construction and land loans totaled $339.5 million (including $54.9 million of land or land development loans and $41.5 million of commercial and multifamily real estate construction loans), or 21.6% of total loans of the Company. Residential construction lending is a primary focus of the Bank's subsidiary, CFC, and the Company's largest concentration of construction and development loans is in the Portland/Vancouver market area. The Bank also has a significant amount of construction loans for properties in the Puget Sound region and in the Tri-Cities market in Washington State.

Construction and land lending afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does single-family permanent mortgage lending. Construction and land lending, however, are generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan is dependent on the builder's ability to sell the property before the construction loan is due. The Bank addresses these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.

Construction loans made by the Bank include those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. The Bank monitors the number of unsold homes in its construction loan portfolio and generally maintains the portfolio so that approximately 25% of its construction loans are secured by homes with a sale contract in place. The maximum number of speculative loans approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains. The Bank has chosen to diversify the risk associated with speculative construction lending by doing business with a large number of smaller builders spread over a relatively large geographic area.

Loans for the construction of one- to four-family residences are generally made for a term of twelve months. The Bank's loan policies include maximum loan-to-value ratios of up to 80% for speculative loans. Individual speculative loan requests are supported by an independent appraisal of the property, a set of plans, a cost breakdown and a completed specifications form. All speculative construction loans must be approved by senior loan officers.

The Bank regularly monitors the construction loan portfolio and the economic conditions and housing inventory in each of its markets and will decrease construction lending if it perceives there are unfavorable market conditions. The Bank believes that the internal monitoring systems it has in place mitigate many of the risks inherent in its construction lending.

To a lesser extent, the Bank makes land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land. In making land loans, the Bank follows underwriting policies and disbursement and monitoring procedures similar to those for construction loans. The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released.

Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate. At December 31, 2002, the Company's loan portfolio included $72.3 million in multifamily and $379.1 million in commercial real estate loans. Multifamily and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, riskier than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. In all multifamily and commercial real estate lending, the Bank considers the location, marketability and overall attractiveness of the properties. The Bank's current underwriting guidelines for commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process the Bank assesses the borrowers' willingness and ability to repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by the Bank are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. More recently originated multifamily and commercial loans are linked to various U.S. Treasury indices or certain prime rates. Rates on these adjustable-rate loans generally adjust annually after an initial period ranging from one to ten years. Rate adjustments for some of the more seasoned adjustable-rate loans in the portfolio predominantly reflect changes in the FHLB National Monthly Median Cost of Funds index. The Bank's commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type or location. At December 31, 2002, multifamily and commercial real estate loans comprised 28.7% of the Company's total loans.

Commercial Lending: The Bank is active in small- to medium-sized business lending, including origination of loans guaranteed by the Small Business Administration (SBA), and has engaged to a lesser extent in agricultural lending primarily by providing crop production loans. The Bank sells most of its SBA guaranteed loans into the secondary market on a servicing-retained basis. Bank officers have devoted a great deal of effort to developing customer relationships and the ability to serve these types of borrowers. Management believes that many large banks have neglected these lending markets, contributing to the Bank's success. Also during the past year, the Bank has added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in the $3 million to $15 million range. Management intends to leverage the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, it is anticipated that this type of lending will increase the Bank's deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant effort at the Bank and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations.

Commercial loans may entail greater risk than residential mortgage loans. Commercial loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, inventory and receivables, which may not provide an adequate source of repayment on defaulted loans. In addition, commercial loans are dependent on the borrower's continuing financial strength and management ability, as well as market conditions for various products, services and commodities. For these reasons, commercial loans generally provide higher yields than residential loans but also require more administrative and management attention. Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. The Bank seeks to structure these loans so that they have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information about the collateral. Closely held business borrowers typically require personal guarantees by the principals.

The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year. Adjustable- or floating-rate loans are generally tied to various prime rate and LIBOR indices. At December 31, 2002, commercial loans totaled $285.2 million, or 18.1% of the Company's total loans.

Agricultural Lending: Agriculture is a major industry in many eastern Washington and Oregon locations. While agricultural loans are not a large part of the portfolio, the Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. At December 31, 2002, agricultural loans, including collateral secured loans to purchase farm land and equipment, totaled $102.6 million, or 6.5% of the loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower's anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. In the case of crops, consideration is given to projected yields and prices from each commodity. The interest rate is normally fully floating based on the prime rate as published in The Wall Street Journal, plus a negotiated margin. Because such loans are made to finance a farm or ranch's annual operations, they are written on a one-year review and renewable basis. The renewal is dependent upon the prior year's performance and the forthcoming year's projections as well as the overall financial strength of the borrower. The Bank carefully monitors these loans and related variance reports on income and expenses compared to budget estimates. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the expected operating results as well as the value of collateral used to secure the loans. Collateral generally consists of cattle or cash crops produced by the farm, such as grains, fruit, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Bank may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

The Bank also originates loans to finance the purchase of farm equipment. Loans to purchase farm equipment are made for terms of up to seven years. The Bank also originates agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in the Bank's market area, and generally only made to service the needs of the Bank's existing customers. Loans are written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from five to 20 years. Such loans have interest rates that generally adjust at least every five years based typically upon a Treasury Index plus a negotiated margin. Fixed-rate loans are granted on terms generally not to exceed five years with rates established at inception based on margins set above the current five-year Treasury Note or another generally accepted index. In originating agricultural real estate loans, the Bank considers the debt service coverage of the borrower's cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower's past performance with the Bank and/or market area. Such loans normally are not made to start-up businesses but are generally reserved for existing customers with substantial equity and a proven history.

Among the more common risks to agricultural lending can be weather conditions and disease. These risks can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be reduced by the use of set price contracts. Normally, required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. In addition to these risks, the Bank also considers management succession, life insurance and business continuation plans when evaluating agricultural loans.

Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. While consumer lending has traditionally been a small part of the Bank's business with loans made primarily to accommodate its existing customer base, it has received renewed emphasis in 2002 and management anticipates increased activity in future periods. At December 31, 2002, the Company had $39.2 million, or 2.5% of its loans receivable, in outstanding consumer related loans.

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

Loan Solicitation and Processing: The Bank originates real estate loans by direct solicitation of real estate brokers, builders, depositors and walk-in customers. Loan applications are taken by the Bank's loan officers and are processed in each branch location. Most underwriting and loan administration functions are performed by loan personnel at central locations.

Loan officers solicit commercial and agricultural loans through call programs focused on local businesses and farmers. While commercial loan officers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of the Bank or the Company.

Consumer loans are originated through various marketing efforts directed primarily toward existing deposit and loan customers of the Bank. Consumer loan applications may be processed at branch locations or by administrative personnel at the Bank's main office.


Loan Originations, Sales and Purchases

While the Bank originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. For the years ended December 31, 2002, 2001 and 2000, the Bank originated loans, net of repayments, of $368.6 million, $346.3 million and $292.2 million, respectively.

In recent years, the Bank generally has sold most of its newly originated fixed-rate one- to four-family residential mortgage loans and a portion of its Small Business Administration (SBA) guaranteed loans to secondary market purchasers as part of its interest rate risk management strategy. Proceeds from sales of loans by the Company for the years ended December 31, 2002, 2001 and 2000, totaled $457.7 million, $270.3 million and $135.7 million, respectively. Sales of loans generally are beneficial to the Bank because these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. All loans are sold without recourse. See "Loan Servicing." At December 31, 2002, the Company had $39.4 million in loans held for sale.

The Bank purchases whole loans and loan participation interests primarily during periods of reduced loan demand in its primary market area. Any such purchases are made consistent with the Bank's underwriting standards; however, the loans may be located outside of the Bank's normal lending area. During the years ended December 31, 2002, 2001 and 2000, the Bank purchased $52.0 million, $4.9 million and $12.0 million, respectively, of loans and loan participation interests.


Loan Servicing

The Bank receives fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At December 31, 2002, the Bank was servicing $252.9 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. In addition to earning fee income, the Bank retains certain amounts in escrow for the benefit of the lender for which the Bank incurs no interest expense but is able to invest the funds into earning assets. At December 31, 2002, the Bank held $6.6 million in escrow for its portfolio of loans serviced for others. The loan servicing portfolio at December 31, 2002 was composed primarily of $174.2 million of FHLMC mortgage loans, $13.7 million of FNMA mortgage loans, and $20.8 million of Oregon Housing Division loans. The remaining balance of the loan servicing portfolio at December 31, 2002 consisted of loans serviced for a variety of private investors. At December 31, 2002, the portfolio included loans secured by property located primarily in the states of Washington and Oregon. For the year ended December 31, 2002, $1.5 million of loan servicing fees, net of $686,000 of servicing rights amortization, was recognized in operations.

Mortgage Servicing Rights: The Bank records mortgage servicing rights (MSRs) with respect to loans it originates and sells in the secondary market on a servicing-retained basis. In addition to the MSRs on the loans that it originates and sells, the Bank has also purchased mortgage servicing rights, although not in recent years. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2002, 2001 and 2000, the Company capitalized $1,046,000, $107,000 and $395,000, respectively, of MSRs relating to loans sold with servicing retained. No MSRs were purchased in those periods. Amortization of MSRs for the years ended December 31, 2002, 2001 and 2000, was $686,000, $574,000 and $251,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2002, MSRs were carried at a value, net of amortization, of $1,621,000.


                               Asset Quality

Classified Assets: State and federal regulations require that the Bank review and classify its problem assets on a regular basis. In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified. The Bank's Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolio, including information on risk concentrations, delinquencies and classified assets. The Credit Policy Division approves all recommendations for new classified assets or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets. The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses. Significant problem loans are transferred to the Bank's Special Assets Department for resolution or collection activities. The Board of Directors is given a detailed report on classified assets and asset quality at least quarterly.

For additional information with respect to asset quality and non-performing loans, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2002 and 2001-Asset Quality," and Table 10 contained therein.

Allowance for Loan Losses: In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Bank maintains an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.

At December 31, 2002, the Company had an allowance for loan losses of $26.5 million, which represented 1.69% of net loans and 74% of non-performing loans compared to 1.10% and 97%, respectively, at December 31, 2001. For additional information concerning the Company's allowance for loan losses, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Results of Operations for the Years ended December 31, 2002 and 2001-Provision and Allowance for Loan Losses," and Tables 11 and 12 contained therein.


                           Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions. The investment policies of the Bank are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Bank's policies generally limit investments to U.S. Government and government agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities includes those issued or guaranteed by FHLMC, FNMA, Government National Mortgage Association (GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher, as well as collateralized mortgage obligations (CMOs). A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Bank's investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's earning performance and/or market value.

At December 31, 2002, the Company's consolidated investment portfolio totaled $434.5 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Bank's loan originations, deposits and other activities. During the year ended December 31, 2002, investments and securities increased by $117.8 million. Holdings of mortgage-backed securities increased $62.0 million to $269.2 million, and U.S. Treasury and agency obligations increased $40.6 million to $91.9 million. Ownership of corporate and other securities increased $17.5 million to $45.8 million. Municipal bonds decreased $2.3 million to $27.6 million.

The Company invests significantly in mortgage-backed securities. The Company's mortgage-backed securities generally are collateralized by loans on one- to four-family residential real estate. The average life of a mortgage-backed security is usually less than its stated maturity due to principal amortization and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgage loans exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgage loans or mortgage-backed securities underlying CMOs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. At December 31, 2002, the Company held CMOs with a net carrying value of $173.0 million, including $70.0 million of privately issued CMOs.

For detailed information on the Company's investment securities, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2002 and 2001-Investments," and Tables 1, 2, 3, and 4 contained therein.

Off-Balance-Sheet Derivatives: Derivatives include "off-balance-sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company and the Bank generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, the Bank issues "rate lock" commitments to borrowers and obtains offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138. Accordingly, on December 31, 2002, the Company recorded an asset of $70,000 and a liability of $70,000, representing the estimated market value of those commitments. On December 31, 2002, the Company and the Bank had no other investment related off-balance-sheet derivatives.


                Deposit Activities and Other Sources of Funds

General: Deposits, FHLB advances (or borrowings) and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced by general economic, interest rate and money market conditions and may vary significantly. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

The Bank competes with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.

Deposit Accounts: Deposits generally are attracted from within the Bank's primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns. At December 31, 2002, the Bank had $1.498 billion of deposits including $573.0 million of transaction and savings accounts and $924.8 million in time deposits. For additional information concerning the Bank's deposit accounts, see Item 7, "Management's

Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2002 and 2001-Deposit Accounts." See also Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts offered by the Bank, and Table 8, which sets forth the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2002.

Borrowings: While deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also uses borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage its capital position. The FHLB-Seattle serves as the Bank's primary borrowing source.
The FHLB-Seattle provides credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2002, the Bank had $465.7 million of combined borrowings from the FHLB-Seattle at a weighted average rate of 4.80%. At that date, the Bank had been authorized by the FHLB-Seattle to borrow up to $695.0 million under a blanket floating lien security agreement. The Bank also has access to additional short-term funds through a $26.0 million commercial bank credit line. At December 31, 2002, the Bank had no short-term funds borrowed on this commercial banking credit line. For additional information concerning the Company's borrowings from the FHLB-Seattle, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2002 and 2001-Borrowings," and Table 9 contained therein.

The Bank issues retail repurchase agreements, generally due within 90 days, as an additional source of funds. At December 31, 2002, the Bank had issued retail repurchase agreements totaling $10.7 million, with a weighted average interest rate of 3.17%, which were secured by a pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a market value of $13.4 million.

The Bank also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds Bank securities while the Bank continues to receive the principal and interest payments from the security. The Bank's outstanding borrowings at December 31, 2002 under wholesale repurchase agreements totaled $30.5 million, with a weighted average rate of 1.43%, and were collateralized by mortgage-backed securities with a fair value of $33.0 million.

In addition to borrowings at the Bank, the Company has generated funding by issuing $40 million of Trust Preferred Securities (TPS). The TPS were issued in 2002 by special purpose business trusts owned by the Company and were sold to pooled investment vehicles sponsored and marketed by investment banking firms. The TPS have been recorded as liabilities on the Company's statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments and Significant Events," and Note 13 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

For additional information about deposits and other sources of funds, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," and Notes 11, 12 and 13 of the Notes to the Consolidated Financial Statements contained in Item 8.


                                  Personnel

As of December 31, 2002, the Bank and its subsidiaries had 627 full-time and 84 part-time employees. The Company has no employees except for those who are also employees of the Bank and its subsidiaries. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.


                                  Taxation
Federal Taxation

General: For tax reporting purposes, the Company and the Bank report their income on a calendar year basis using the accrual method of accounting and file consolidated income tax returns. The Company and the Bank are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank. Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information concerning the income taxes payable by the Bank.

Provisions of the Small Business Job Protection Act of 1996 (the Job Protection Act) significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions (the Bank was previously chartered as a savings institution) were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows savings institutions to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income. The tax liability for this recapture is included in the Consolidated Financial Statements contained in Item 8 herein.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances
was approximately $5.3 million at December 31, 2002.   As a result of the
remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired business. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

Corporate Alternative Minimum Tax: The Internal Revenue Code (Code) imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. AMTI is increased by an amount equal to 75% of the amount by which the corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million was imposed on corporations, including the Company, whether or not an Alternative Minimum Tax (AMT) is paid.

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

There have not been any Internal Revenue Service audits of the Company's or the Bank's federal income tax returns during the past five years.


State Taxation

Washington Taxation: The Company and the Bank are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to such tax. The Company's B&O tax expense was $943,000, $1.1 million and $1.2 million for 2002, 2001 and 2000, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax. The Company's operations in those states resulted in corporate income taxes of approximately $108,000, $320,000 and $281,000 (net of federal tax benefit) for 2002, 2001 and 2000, respectively. As the Company's operations in these states increase, the state income tax provision will have an increasing effect on the Company's effective tax rate and results of operations.


                           Environmental Regulation

The business of the Company is affected from time to time by federal and state laws and regulations relating to hazardous substances. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect the Bank both as an owner of branches and other properties used in its business and as a lender holding a security interest in property which is found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect the Bank's decision whether or not to foreclose on a property. Before foreclosing on commercial real estate, it is the Bank's general policy to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause the Bank to elect not to foreclose on the property, thereby reducing the Bank's flexibility in handling the loan.


                               Competition

The Bank encounters significant competition both in attracting deposits and in originating loans. The Bank's most direct competition for deposits has come historically from other commercial and savings banks, savings associations and credit unions in its market areas. The Bank also experiences competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles. The Bank expects continued strong competition from such financial institutions and investment vehicles in the foreseeable future. The ability of the Bank to attract and retain deposits depends on its ability to provide transaction services and investment opportunities that satisfy the requirements of depositors. The Bank competes for deposits by offering a variety of accounts and financial services with competitive rates and terms, at convenient locations and business hours, and delivered with a high level of personal service and expertise.

Competition for loans comes principally from commercial banks, loan brokers, mortgage banking companies, savings banks and credit unions. The competition for loans is intense as a result of the large number of institutions competing in the Bank's market areas. The Bank competes for loans primarily through offering competitive rates and fees and providing timely decisions and excellent service to borrowers.

                                 Regulation
The Bank

General: As a state-chartered, federally insured commercial bank, the Bank is subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and state banking regulators and files periodic reports concerning its activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.

Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

State Regulation and Supervision: The Bank is subject to the applicable provisions of Washington, Oregon and Idaho law and regulations. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.

Deposit Insurance: The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

Banner Bank's accounts are insured by both the BIF and the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital-"well capitalized," "adequately capitalized," and "undercapitalized"-which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.

Since 1997, the premium schedule for BIF and SAIF insured institutions has ranged from zero to 27 basis points. In recent years, the Bank has not been required to make any premium payments to the FDIC. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the fourth quarter of 2002, the annualized rate was 1.70 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the deposit insurance of the Bank.

Prompt Corrective Action: Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

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

At December 31, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Capital Requirements: FDIC regulations recognize two types or tiers of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may in included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight-0%, 20%, 50% or 100%-based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance-sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for the bank is greater than the minimum standards established in the regulation.

The Company believes that, under the current regulations, the Bank exceeds its minimum capital requirements. However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet is capital requirements. For additional information concerning the Bank's capital, see Note 18 of the Notes to the Consolidated Financial Statements.

Standards for Safety and Soundness: The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions (Guidelines) relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, it may require the Bank to submit to the FDIC an acceptable plan to achieve compliance with the standard. The Company believes that at December 31, 2002, the Bank meets all such standards.

Federal Reserve System: The Federal Reserve Board requires, under Regulation D, reserves on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $42.1 million of transaction accounts, of which the first $6.0 million is exempt, and 10% of the remainder. Currently there is no reserve requirement on nonpersonal time deposits. As of December 31, 2002, the Bank met its reserve requirements.

Affiliate Transactions: The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards that are substantially the same or at least as favorable to the Bank as those prevailing at the time for transactions with unaffiliated companies.

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

Dividends: Dividends from the Bank constitute the major source of funds for dividends paid by the Company. The amount of dividends payable by the Bank to the Company will depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.


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

Gramm-Leach-Bliley Financial Services Act of 1999: On November 12, 1999, the Gramm-Leach-Bliley Financial Services Act of 1999 was signed into law. The Act modernizes the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

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

Acquisitions: Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

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

Interstate Banking and Branching: The Federal Reserve must approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

Dividends: The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 2002 the Company's total risk-based capital was 12.96% of risk-weighted assets and its Tier 1 (core) capital was 11.66% of risk-weighted assets.

Stock Repurchases: A bank holding company, except for certain "well-capitalized" and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

At its August 2002 meeting, the Company's Board of Directors authorized the repurchase of up to 5% (approximately 600,000 shares) of the Company's outstanding common stock over a twelve-month period. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. During the year ended December 31, 2002, the Company repurchased 422,844 shares of its common stock, compared to the repurchase of 569,166 shares of common stock under the prior plan during the comparable prior year period.

The USA PATRIOT Act: In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     (a) Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

     (b) Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened, which were issued in proposed form on July 23, 2002 and are still pending final action.

     (c) Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     (d) Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     (e) Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA PATRIOT Act. To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.

Sarbanes-Oxley Act of 2002:  The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley
Act) was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (SEC), under the Securities Exchange Act of 1934 (Exchange Act).

The Sarbanes-Oxley Act included very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act addressed, among other matters:

     (a)  audit committees

     (b) certification of financial statements by the chief executive officer and the chief financial officer

     (c) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officer in the twelve-month period following initial publication of any financial statements that later require restatement

     (d) a prohibition on insider trading during pension plan black out periods

     (e)  disclosure of off-balance-sheet transactions

     (f)  a prohibition on personal loans to directors and officers

     (g)  expedited filing requirements for Form 4s

     (h) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code

     (i)  "real time" filing of periodic reports

     (j)  the formation of a public accounting oversight board

     (k)  auditor independence

     (l) various increased criminal penalties for violations of securities laws

The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

                             Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of the Company and the Bank as of December 31, 2002.

Name              Age  Position with Company        Position with Bank
----              ---  ---------------------        ------------------

D. Michael Jones  60   President, Chief Executive   President, Chief Executive
                       Officer, Director            Officer, Director


Gary Sirmon       59   Chairman of the Board,       Chairman of the Board,
                       Director                     Director

Jesse G. Foster   64   Vice Chairman of the Board,  Vice Chairman of the
                       Director                     Board, Director


Lloyd W. Baker    54   Executive Vice President,    Executive Vice President,
                       Chief Financial Officer      Chief Financial Officer

Michael K. Larsen 60                                Executive Vice President,
                                                    Real Estate Lending

Cynthia D.
  Purcell         45                                Executive Vice President,
                                                    Bank Operations

Richard B.
  Barton          59                                Executive Vice President,
                                                    Chief Credit Officer

Paul E. Folz      48                                Executive Vice President,
                                                    Community Banking

John R. Neill     54                                Executive Vice President,
                                                    Corporate Lending

Biographical Information

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among or between the directors or executive officers.

D. Michael Jones joined Banner Bank in 2002 following an extensive career in banking, finance and accounting. Mr. Jones served as President and Chief Executive Officer from 1996 to 2001 for Source Capital Corporation, a lending company in Spokane, Washington. From 1987 to 1995, Mr. Jones served as President of West One Bancorp, a large regional banking franchise based in Boise, Idaho.

Gary Sirmon joined First Savings Bank of Washington, Banner Bank's predecessor, in 1980 as an Executive Vice President and served as its Chief Executive Officer from 1982 until 2002.

Jesse G. Foster was formerly the Chief Executive Officer, President and a Director of Inland Empire Bank (now Banner Bank), which he joined in 1962.

Lloyd W. Baker joined FSBW (now Banner Bank) in 1995 as Asset/Liability Manager and has served as its Chief Financial Officer since 2000. His banking career began in 1972.

Michael K. Larsen joined FSBW (now Banner Bank) in 1981 and has been the Bank's senior real estate lending officer since 1982.

Cynthia D. Purcell was formerly the Chief Financial Officer of IEB (now Banner
Bank), which she joined in 1981.

Richard B. Barton joined Banner Bank in 2002. Mr. Barton's banking career began in 1972 with Seafirst Bank and Bank of America, where he served as the credit risk management executive for the west coast.

Paul E. Folz joined Banner Bank in 2002. Mr. Folz formerly served as Washington Mutual's Senior Vice President for new market planning and development, where he spearheaded the expansion of business banking into new markets.

John R. Neill joined Banner Bank in 2002. Mr. Neill, who has over 25 years of commercial banking and community development experience, formerly served as Senior Vice President and Senior Client Manager for Bank of America's Central Washington commercial banking division.

                              Available Information

The Company's website is www.banrbank.com. The website contains a link to the Company's filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments. Copies of these filing are available as soon as reasonably practicable.


Item 2 - Properties

The Company's home office, which is owned by the Company, is located in Walla Walla, Washington. As of December 31, 2002 the Bank has, in total, 41 branch offices located in Washington, Oregon and Idaho. These offices are located in the cities of Walla Walla (4), Kennewick (2), Richland, Pasco, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee, Dayton, Bellingham, Ferndale, Lynden, Blaine, Point Roberts, Spokane (2), Woodinville, Bothell, Everett, Kirkland, Bellevue, Redmond, Renton and Seattle, Washington; Hermiston, Pendleton (2), Umatilla, Boardman, Stanfield and Lake Oswego, Oregon; and Lewiston (2), Idaho. Of these offices, 19 are owned by the Company and 22 are leased. The leases expire from 2003 through 2023. In addition to these branch offices, the Bank has eight leased loan production offices in Bellevue, Puyallup, Kennewick, Spokane, Bellingham and Oak Harbor, Washington and Lake Oswego and Condon, Oregon, and it leases administrative offices in Walla Walla (2), and Bothell and Woodinville, Washington. Community Financial Corporation (CFC), the wholly owned subsidiary of the Bank, located in Lake Oswego, Oregon, leases space to operate its two loan production offices in Lake Oswego, Oregon and Vancouver, Washington. The leases expire from 2003 through 2023. The Company's net investment in its offices, premises, equipment and leaseholds was $20.7 million at December 31, 2002.


Item 3 - Legal Proceedings

In the normal course of business, the Company and the Bank have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest. Presently the Company has three such counter claims by borrowers or involved parties. The Company and the Bank are not a party to any pending legal proceedings that they believe would have a material adverse effect on the financial condition or operations of the Company.


Item 4 - Submission of Matters to a Vote of Security Holders

None

                                    Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Stock Listing

The Company's common stock is traded over-the-counter on The Nasdaq Stock Market(r) under the symbol "BANR" and newspaper stock tables list the Company as "Banner Corp." Stockholders of record at December 31, 2002 totaled 1,016. This total does not reflect the number of persons or entitles who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low closing sale prices of the Company's common stock for the years ended December 31, 2002, 2001 and 2000.


                                                               Cash
        Year Ended                                           Dividend
        December 31, 2002        High         Low            Declared
        -----------------        ----         ---            --------

        First quarter           $22.01      $16.96           $0.150
        Second quarter           24.75       21.28            0.150
        Third quarter            23.55       15.32            0.150
        Fourth quarter           20.60       16.85            0.150

                                                               Cash
        Year Ended                                           Dividend
        December 31, 2001        High         Low            Declared
        -----------------        ----         ---            --------

        First quarter           $17.00      $15.06            $0.140
        Second quarter           23.10       16.00             0.140
        Third quarter            22.90       15.15             0.140
        Fourth quarter           20.08       15.85             0.140

                                                               Cash
        Year Ended                                           Dividend
        December 31, 2000        High         Low            Declared
        -----------------        ----         ---            --------

        First quarter (1)       $16.59      $11.93            $0.127
        Second quarter (1)       15.91       11.70             0.127
        Third quarter (1)        14.87       11.99             0.127
        Fourth quarter           15.25       12.94             0.140

------------
(1) Restated to reflect 10% stock dividend granted in November 2000. See Note 2 of the Notes to the Consolidated Financial Statements.

Item 6 - Selected Consolidated Financial and Other Data

During May 1999, the Company announced its decision to change its fiscal year end from March 31 to December 31 beginning with the period ended on December 31, 1999. The information presented for the nine months ended December 31, 1998 and for the twelve months ended December 31, 1999 is for comparative purposes only and has not been subjected to a financial audit. These tables set forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. This information is derived from and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto presented elsewhere in this or prior filings.


FINANCIAL CONDITION DATA:             At December 31                       At March 31 (1)
(In thousands)          -------------------------------------------------  --------------
                           2002          2001         2000         1999         1999
                           ----          ----         ----         ----         ----
Total assets            $2,263,172   $2,087,094   $1,982,831   $1,820,110    $1,631,900
Loans receivable, net    1,546,927    1,575,425    1,471,769    1,308,164     1,102,669
Cash and securities (2)    567,385      384,403      393,871      406,886       436,679
Deposits                 1,497,778    1,295,811    1,192,715    1,078,152       950,848
Borrowings                 546,945      578,697      581,636      548,179       486,719
Stockholders' equity       190,377      192,340      193,795      179,173       183,608
Shares outstanding
 excluding unearned,
 restricted shares
 held in ESOP               10,791       11,057       11,372       11,591        11,992



                                                                       For the 9-month         For the Year
                                     For the Years                       period Ended              Ended
OPERATING DATA:                    Ended December 31                     December 31            March 31 (1)
(In thousands)       ---------------------------------------------  ----------------------     -------------
                       2002        2001        2000       1999         1999        1998             1999
                       ----        ----        ----       ----         ----        ----             ----
                                                       (Unaudited)              (Unaudited)
Interest income      $ 144,276   $ 157,666  $ 158,298   $ 131,502   $ 101,032   $  81,822       $ 112,292
Interest expense        65,969      85,944     89,594      69,360      53,201      44,283          60,442
                     ---------   ---------  ---------   ---------   ---------   ---------       ---------
  Net interest income   78,307      71,722     68,704      62,142      47,831      37,539          51,850
Provision for loan
 losses                 21,000      13,959      2,867       2,516       1,885       2,210           2,841
                     ---------   ---------  ---------   ---------   ---------   ---------       ---------
  Net interest income
   after provision for
   loan losses          57,307      57,763     65,837      59,626      45,946      35,329          49,009

Gains from sale of:
 Loans                   6,695       4,575      2,517       1,989       1,157       2,052           2,884
 Securities                 27         687         63           6           2           7              11
Other operating income   9,155       8,203      6,671       5,617       4,356       3,297           4,558
Other operating
 expenses               60,445      59,636     46,502      39,873      30,522      22,394          31,745
                     ---------   ---------  ---------   ---------   ---------   ---------       ---------
Income before
 provision for
 income taxes           12,739      11,592     28,586      27,365      20,939      18,291          24,717
Provision for income
 taxes                   3,479       4,142     10,238      10,467       8,070       6,880           9,277
                     ---------   ---------  ---------   ---------   ---------   ---------       ---------

Net income           $   9,260   $   7,450  $  18,348   $  16,898   $  12,869   $  11,411       $  15,440
                     =========   =========  =========   =========   =========   =========       =========


                                                                    At or for the 9-month      At or for the
                                  At or for the Years                    period Ended            Year Ended
PER SHARE DATA:(3)                 Ended December 31                     December 31              March 31
(In thousands)       ---------------------------------------------  ----------------------     -------------
                       2002        2001        2000       1999         1999        1998             1999
                       ----        ----        ----       ----         ----        ----             ----
                                                       (Unaudited)              (Unaudited)

Net income:  Basic   $ 0.85      $ 0.67      $ 1.62      $ 1.46      $ 1.12       $ 0.99          $ 1.33
             Diluted   0.82        0.64        1.60        1.41        1.09         0.94            1.27
Stockholders'
 equity (4)           17.64       17.40       17.04       15.46       15.46        14.72           15.31
Cash dividends         0.60        0.56        0.52        0.44        0.33         0.24            0.35
Dividend payout
 ratio (diluted)      73.17%      87.50%      32.63%      30.92%      30.25%       25.00%          27.14%

                                                  (footnotes follow tables)


KEY FINANCIAL RATIOS: (5)
                                                                    At or For the 9-month      At or For the
                                  At or For the Years                    period Ended            Year Ended
                                   Ended December 31                     December 31            March 31 (1)
                     ---------------------------------------------  ----------------------     -------------
                       2002        2001        2000       1999         1999        1998             1999
                       ----        ----        ----       ----         ----        ----             ----
                                                       (Unaudited)              (Unaudited)

Performance Ratios:
 Return on average
  assets (6)           0.43%       0.36%       0.95%       1.00%       0.99%        1.09%           1.08%
 Return on average
  equity (7)           4.71        3.78        9.96        9.38        9.49         8.86            8.91
 Average equity to
  average assets       9.13        9.64        9.58       10.65       10.44        12.35           12.07
 Interest rate
  spread (8)           3.80        3.52        3.49        3.63        3.64         3.42            3.45
 Net interest
  margin (9)           3.91        3.73        3.77        3.90        3.91         3.81            3.83
 Non-interest in-
  come to average
  assets               0.74        0.66        0.48        0.45        0.42         0.51            0.52
 Non-interest ex-
  pense to average
  assets               2.81        2.92        2.42        2.36        2.35         2.15            2.21
 Efficiency ratio(10) 64.18       70.01       59.65       57.16       57.22        52.21           53.53
 Average interest-
  earning assets
  to interest-
  bearing
  liabilities        103.14      104.89      105.67      106.27      106.01       108.76          108.30

Asset Quality Ratios:
 Allowance for loan
  losses as a percent
  of total loans at
  end of period        1.69        1.10        1.03        1.02        1.02         1.10            1.10
 Net charge-offs as
  a percent of aver-
  age outstanding
  loans during the
  period               0.78        0.75        0.06        0.10        0.09         0.10            0.14
 Non-performing assets
  as a percent of
  total assets         1.86        1.01        0.59        0.48        0.48         0.37            0.57
 Ratio of allowance
  for loan losses to
  non-performing
  loans (11)           0.74        0.97        1.83        2.67        2.67         3.30            1.60

Consolidated Capital
Ratio:
 Tier 1 leverage
  capital ratio        8.77        7.71        8.25        8.39        8.39         9.82            9.44

(1)  Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation.  These reclassifications have affected certain ratios for the prior periods.  The effect of such reclassifications is immaterial.
(2)  Includes securities available for sale and held to maturity.
(3)  Per share data have been adjusted for the 10% stock dividend paid in August 1998 and November 2000.
(4)  Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(5)  Ratios are annualized.
(6)  Net income divided by average assets.
(7)  Net income divided by average equity.
(8)  Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(9)  Net interest income before provision for loan losses as a percent of average interest-earning assets.
(10) Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(11) Non-performing loans consist of nonaccrual and 90 days past due loans.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this Annual Report on Form 10-K and the Annual Report to Stockholders. Management has used "forward-looking statements" to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, competition, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services and the Company's ability to successfully resolve the outstanding credit issues and recover check kiting losses. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."


General

Banner Corporation, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and, as of January 1, 2003, its 41 branch offices and seven loan production offices located in 19 counties in Washington, Idaho and Oregon.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income increased for the year ended December 31, 2002 compared to the prior year, reflecting a growth in interest-bearing assets and liabilities and a net interest margin increase of 18 basis points. BANR's net income also is significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and mortgage banking operations, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses increased significantly for the year ended December 31, 2002, compared to the prior year, by an amount of $7 million. As explained more fully below, much of this increase reflects continued weak economic conditions in some of the Puget Sound market areas serviced by the Company. Other operating income increased for the year ended December 31, 2002 largely as a result of increased service charges, mortgage banking activity and investment in bank-owned life insurance. Other operating expenses increased only slightly for the year ended December 31, 2002, compared to the year earlier amount. However, as explained in the following "Recent Developments and Significant Events" section of this discussion and analysis and also in the "Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001," other operating expenses for the year ended December 31, 2001 included a check kiting loss of $8.1 million, which was not a factor in 2002. In addition, the Company's amortization expense for goodwill decreased $3.2 million for the year ended December 31, 2002 with the adoption of SFAS No. 142, which no longer requires amortization of goodwill. Excluding the check kiting losses and adoption of SFAS No. 142, other operating expense increased significantly compared to the year earlier amounts, reflecting the continued growth of the Company, including the acquisition of Oregon Business Bank, the opening of two new branch offices and the strengthening of the Company's loan and deposit gathering and credit administration capabilities.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.


Recent Developments and Significant Events

Sale of $40 Million of Trust Preferred Securities: During fiscal 2002, the Company completed the issuance of $40 million of trust preferred securities
(TPS) in two private placements of $25 million in April 2002 and $15 million in December 2002. The TPS were issued by special purpose business trusts owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The TPS have been recorded as a liability on the statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. A portion of the proceeds from these offerings was used to augment the Bank's capital with the remainder expected to be used primarily to fund growth, including acquisitions. Remaining proceeds may also be used to fund the Company's stock repurchase program and for other general corporate purposes as necessary.

Under the terms of the transactions, the TPS have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the TPS are entitled to receive cumulative cash distributions at a variable annual rate. The initial $25 million issue has a current interest rate of 5.38175%, which is reset semi-annually to equal six-month LIBOR plus 3.70%. The second $15 million issue has a current rate of 4.760%, which is reset quarterly to equal three-month LIBOR plus 3.35%.

Acquisition of Oregon Business Bank: On January 1, 2002, the Company completed the acquisition of Oregon Business Bank (OBB), which was headquartered in Lake Oswego, Oregon. BB paid $10.1 million in cash for all the outstanding common shares of OBB. As a result of the merger of OBB into BB, OBB operates as a division of BB. The acquisition was accounted for as a purchase and resulted in the recording of $4.8 million of costs in excess of the fair value of OBB's net assets acquired (goodwill). In addition, an estimated $714,000 of core deposit intangibles was recorded, which is being amortized on an accelerated basis over a five-year period resulting in a first-year charge to earnings of $255,000. OBB was an Oregon state-chartered commercial bank which had, before recording of purchase accounting adjustments, approximately $38.9 million in total assets, $33.1 million in loans, $33.2 million in deposits, and $4.7 million in shareholders' equity at December 31, 2001. OBB operated one full service branch in Lake Oswego, Oregon. In November 2002, BB opened a commercial lending office, also in Lake Oswego, and relocated the OBB lending operation into that office.

Check Kiting Loss in 2001: On September 17, 2001, the Company announced that it had become aware of irregularities associated with a former senior lending officer. The irregularities included a check kiting scheme of a single commercial loan customer, as well as activities designed to conceal credit weaknesses of several loan customers. As a result of the check kiting scheme, the Company recorded expense of $8.1 million for the year ended December 31, 2001. The Company also recognized net charge-offs of $9.3 million and $6.5 million for the years ended December 31, 2001 and 2002, respectively, for loan losses associated with the credit manipulation activities.

Accounting Standards Recently Adopted: For additional information regarding recently adopted accounting standards, see Note 2 of the Notes to the Consolidated Financial Statements contained in Item 8.

In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which applies to all acquired intangible assets whether acquired singly, as part of a group or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation, which compares the implied fair value of goodwill to its carrying amount, must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The adoption of this statement has had a material impact on the Company's results of operation. Goodwill is no longer being amortized, reducing the current period operating expenses by $3.2 million a year, with a corresponding increase in net income. The Company performed its initial assessment of goodwill impairment during the second quarter of 2002 and its annual review during the fourth quarter of 2002 and has determined that its goodwill was not impaired.


Critical Accounting Policies

Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements of the Company. These policies relate to the methodology for the determination of the allowance for loan and lease losses and the valuation of goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.


Comparison of Financial Condition at December 31, 2002 and 2001

General: Total assets increased $176.1 million, or 8.4%, from $2.087 billion at December 31, 2001, to $2.263 billion at December 31, 2002. The growth largely resulted from an increase in cash and securities and was funded primarily by deposit growth and borrowings. This asset growth reflects the acquisition of OBB as well as strong deposit growth in the market areas where BANR operates. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $28.5 million, or 1.8%, from $1.575 billion at December 31, 2001, to $1.547 billion at December 31, 2002. The decrease in net loans primarily reflects a $66.9 million decrease in one- to four-family residential mortgages as a result of accelerated prepayment in the current low interest rate environment.
Excluding those residential mortgages, the balance of the loan portfolio experienced net growth, including an increase of $15.5 million in mortgages secured by commercial real estate loans, a decrease of $6.7 million in multifamily real estate loans, an increase of $3.7 million in construction and land loans and an increase of $34.9 million in non-mortgage loans such as commercial, agricultural and consumer loans. These increased balances reflect the Company's continuing effort to increase the portion of its loans invested in commercial real estate, construction, land development, and commercial business and agricultural loans. While these loans are inherently of higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with borrowers than most residential mortgages. Securities available for sale and held to maturity increased $117.8 million, or 37.2%, from $316.7 million at December 31, 2001, to $434.5 million at December 31, 2002, as a result of additional investing. FHLB stock increased $2.0 million as a result of dividends paid by the FHLB in the form of additional shares of stock. The Company also had an increase of $11.5 million in bank-owned life insurance as a result of the purchase of $10.0 million of new policies and the growth of cash surrender values on both new and existing policies. The majority of the increase in assets was funded by a growth in deposits. Asset growth was also funded by the issuance of $40 million of trust preferred securities and net income from operations. Deposits grew $202.0 million, or 15.6%, from $1.296 billion at December 31, 2001, to $1.498 billion at December 31, 2002. Non-interest-bearing deposits increased $19.7 million, or 10.9%, while interest-bearing deposits increased by $182.3 million, or 16.3%, from the prior year-end amounts. FHLB advances decreased $36.2 million from $502.0 million at December 31, 2001, to $465.7 million at December 31, 2002. Other borrowings, primarily reverse repurchase agreements with securities dealers, decreased $35.5 million, from $76.7 million at December 31, 2001 to $41.2 million at December 31, 2002.


Investments: At December 31, 2002, the Company's consolidated investment portfolio totaled $434.5 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and FHLMC stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in the Bank's loan originations, deposits and other activities. During the year ended December 31, 2002 investments and securities increased by $117.8 million. Holdings of mortgage-backed securities increased $62.0 million and U.S. Treasury and agency obligations increased $40.6 million. Ownership of corporate and other securities increased $17.5 million.
Municipal bonds decreased $2.3 million.

Mortgage-Backed Obligations: At December 31, 2002, the Company's net mortgage-backed securities including CMOs totaled $269.2 million, or 62.0% of the consolidated investment portfolio and 11.9% of total assets. The Company held CMOs with a net carrying value of $173.0 million. The estimated fair value of the mortgage-backed securities at December 31, 2002 was $269.2 million, which is $3.5 million greater than the amortized cost of $265.7 million. At December 31, 2002, the Company's portfolio of mortgage-backed securities had a weighted average coupon rate of 5.61%. At that date, 71.4% of the mortgage-backed securities were fixed-rate and 28.6% were adjustable-rate. The estimated weighted average remaining life of the portfolio was 1.7 years based on the latest three months' "constant prepayment rate" (CPR) or the most recent CPR if less than three months' history was available.

Municipal Bonds: The Company's tax-exempt municipal bond portfolio, which at December 31, 2002 totaled $27.6 million at estimated fair value ($20.6 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various authorities, hospitals, water and sanitation districts located in the states of Washington and Oregon. At December 31, 2002, general obligation bonds and revenue bonds had total estimated fair values of $14.6 million and $13.1 million, respectively. The Company also had taxable revenue bonds as of December 31, 2002 totaling $3.1 million at estimated fair value ($3.1 million at amortized cost). Many of the Company's qualifying municipal bonds are not rated by a nationally recognized credit rating agency (e.g., Moody's or Standard and Poor's) due to the smaller size of the bonds. At December 31, 2002, the Company's municipal bond portfolio had a weighted average maturity of approximately 10.2 years and an average coupon rate of 6.12%. The largest security in the portfolio was an industrial revenue bond issued by the City of Kent, Washington, with an amortized cost of $3.1 million and a fair value of $3.1 million.

Corporate Bonds: The Company's corporate bond portfolio, which totaled $41.7 million at fair value ($43.0 million at amortized cost) at December 31, 2002 was composed principally of short- and intermediate-term fixed- and adjustable-rate securities issued by automobile finance companies and long-term fixed- and adjustable-rate capital securities issued by financial institutions. At December 31, 2002, the portfolio had a weighted average maturity of 17.4 years and a weighted average coupon rate of 5.90%.

U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $91.9 million ($91.2 million at amortized cost) at December 31, 2002, a weighted average maturity of 4.0 years and a weighted average coupon rate of 4.84%. Many of the U.S. Government and agency obligations owned by the Company include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity. Certain securities also include step-rate features which provide for increases in the coupon rate at future dates if the security is not called.


The following tables set forth certain information regarding carrying values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as available for sale, carried at estimated fair market value, and held to maturity, carried at amortized cost (dollars in thousands):

Table 1:  Securities Available for Sale
---------------------------------------
                                                            At December 31
                       -----------------------------------------------------------------------------------
                              2002                   2001                   2000               1999
                       -------------------   -------------------   -------------------  ------------------
                       Carrying   Percent    Carrying   Percent    Carrying   Percent   Carrying  Percent
                         value    of Total     value    of Total    value     of Total    value   of Total
                         -----    --------     -----    --------    -----     --------    -----   --------
U.S. Government
 Treasury and agency
 obligations           $ 91,914    21.83%    $ 51,285    16.99%    $ 61,425    19.89%   $ 58,868    16.90%
Municipal bonds:
 Taxable                  5,404     1.28        5,173     1.71        5,115     1.66       4,751     1.36
 Tax exempt              18,383     4.36       21,569     7.15       25,773     8.35      30,585     8.78
Corporate bonds          34,708     8.24       14,827     4.91       20,435     6.62      21,564     6.19
Mortgage-backed or
related securities:
 Mortgage-backed
 securities:
  GNMA                   27,729     6.58       37,903    12.56       16,642     5.39      18,306     5.26
  FHLMC                  38,166     9.06        1,544     0.51        3,044     0.98       3,324     0.95
  FNMA                   21,148     5.02       17,888     5.93        5,365     1.74       5,452     1.57
  Other                   8,000     1.90        8,000     2.65           --       --          --       --
                       --------   ------     --------   ------     --------  ------    ---------   ------
 Total mortgage-backed
  securities             95,043    37.10       65,335    21.65       25,051     8.11      27,082     7.78

Mortgage-related securities
 CMOs-agency backed     102,992    24.45       94,184    31.21      111,963    36.26     141,333    40.57
 CMOs-non-agency         69,967    16.62       45,916    15.21       55,067    17.83      60,395    17.34
                       --------   ------     --------   ------     --------  ------    ---------   ------
Total mortgage-related
 securities             172,959    41.07      140,100    46.42      167,030    54.09     201,728    57.91
                       --------   ------     --------   ------     --------  ------    ---------   ------
         Total          268,002    78.17      205,435    68.07      192,081    62.20     228,810    65.69
                       --------   ------     --------   ------     --------  ------    ---------   ------
Equity securities         2,811     0.66        3,558     1.17        3,969     1.28       3,769     1.08
                       --------   ------     --------   ------     --------  ------    ---------   ------
Total securities
 available for sale    $421,222   100.00%    $301,847   100.00%    $308,798   100.00%  $ 348,347   100.00%
                       ========   ======     ========   ======     ========  ======    =========   ======

Table 2:  Securities Held to Maturity
-------------------------------------
Municipal bonds:
 Taxable               $  1,103     8.32%    $  1,100     7.42%    $    997    5.63%   $   1,096     7.96%
 Tax exempt               2,724    20.55        2,104    14.19        2,438   13.76        1,613    11.71
Corporate bonds           7,000    52.83        7,000    47.21        7,000   39.51        4,000    29.05
Mortgage-backed securities:
 FHLMC certificates         676     5.10        1,062     7.16        1,992   11.24        1,196     8.69
 FNMA certificates          475     3.58          688     4.64           --      --           --       --
                       --------   ------     --------   ------     --------  ------    ---------   ------
Total mortgage-backed
 securities               1,151     8.68        1,750     7.39        1,992   11.24        1,196     8.69

Asset-backed securities   1,275     9.62        2,874    19.38        5,290   29.86        5,865    42.59
                       --------   ------     --------   ------     --------  ------    ---------   ------
         Total         $ 13,253   100.00%    $ 14,828   100.00%    $ 17,717  100.00%   $  13,770   100.00%
                       ========   ======     ========   ======     ========  ======    =========   ======
Estimated market value $ 13,414              $ 14,902              $ 18,269            $  13,716
                       ========              ========              ========            =========



The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available for sale (dollars in thousands):

Table 3:  Securities-Available for Sale-Maturity/Repricing and Rates
--------------------------------------------------------------------

                                          Available for Sale at December 31 2002
                 ------------------------------------------------------------------------------------------
                    One Year      Over One to   Over Five to    Over Ten to         Over
                    or Less       Five Years      Ten Years     Twenty Years    Twenty Years      Total
                 --------------  ------------   -------------   ------------   -------------   ------------
                       Weighted       Weighted        Weighted       Weighted        Weighted       Weighted
                 Carry-  Aver-   Carry- Aver-   Carry-  Aver-   Carry- Aver-    Carry- Aver-   Carry- Aver-
                  ing     age     ing    age     ing     age     ing    age      ing    age     ing    age
                 Value   Yield   Value  Yield   Value   Yield   Value  Yield    Value  Yield   Value  Yield
                 -----   -----   -----  -----   -----   -----   -----  -----    -----  -----   -----  -----
U. S. Government
Treasury and agency
obligations
 Fixed-rate    $  6,872  5.91%  $59,986  4.02%  $ 5,021 4.17%  $    --    --% $    --    --% $ 71,879  4.21%
 Adjustable-
  rate           20,035  3.45        --    --        --   --        --    --       --    --    20,035  3.45
               --------        --------        --------       --------       --------        --------
                 26,907  4.08    59,986  4.02     5,021 4.17        --    --       --    --    91,914  4.04

Municipal bonds:
 Taxable            252  6.80     1,675  6.58     1,845 7.21     1,388  8.08      244  5.05     5,404  7.12
 Tax exempt       2,412  5.51     3,432  5.32     4,836 6.02     4,843  6.61    2,860  5.32    18,383  5.87
               --------        --------        --------       --------       --------        --------
                  2,664  5.63     5,107  5.73     6,681 6.35     6,231  6.94    3,104  5.30    23,787  6.20

Corporate bonds:
 Fixed-rate          --    --    10,625  5.50        --   --        --    --    5,891  7.25    16,516  6.12
 Adjustable-rate 18,192  3.04        --    --        --   --        --    --       --    --    18,192  3.04
               --------        --------        --------       --------       --------        --------
                 18,192  3.04    10,625  5.50        --   --        --    --    5,891  7.25    34,708  4.51

Mortgage-backed
obligations:
 Fixed-rate           1  7.75         7  7.75     9,898 4.80    25,755  5.30   39,412  5.60    75,073  5.39
 Adjustable-rate 10,429  5.37       427  4.31     9,114 5.16        --    --       --    --    19,970  5.25
               --------        --------        --------       --------       --------        --------
                 10,430  5.37       434  4.37    19,012 4.97    25,755  5.30   39,412  5.60    95,043  5.36
Mortgage-related
obligations:
 Fixed-rate          --    --        --    --     4,729 5.97    38,911  4.36   72,182  4.21   115,822  4.33
 Adjustable-rate 57,137  3.83        --    --        --   --        --    --       --    --    57,137  3.83
               --------        --------        --------       --------       --------        --------
                 57,137  3.83        --    --     4,729 5.97    38,911  4.36   72,182  4.21   172,959  4.16
               --------        --------        --------       --------       --------        --------
Total mortgage-
 backed or related
 obligations    67,567   4.07       434  4.37    23,741 5.17    64,666  4.73  111,594  4.70   268,002  4.59

Equity
 securities      2,811   5.62        --    --        --   --        --    --       --    --     2,811  5.62
               --------        --------        --------       --------       --------        --------
Total securities
 available for
 sale-carrying
 value        $118,141   3.97  $ 76,152  4.20  $ 35,443 4.88  $ 70,897  4.77 $120,589  4.83  $421,222  4.47
              ========         ========        ========       ========       ========        ========
Total securities
 available for
 sale-amortized
 cost         $117,507         $ 75,217        $ 34,512       $ 70,279       $118,340        $415,855
              ========         ========        ========       ========       ========        ========



The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities held to maturity (dollars in thousands):

Table 4:  Securities-Held to Maturity-Maturity/Repricing and Rates
------------------------------------------------------------------

                                              Held to Maturity at December 31, 2002
                 ------------------------------------------------------------------------------------------
                    One Year      Over One to   Over Five to    Over Ten to         Over
                    or Less       Five Years      Ten Years     Twenty Years    Twenty Years      Total
                 --------------  ------------   -------------   ------------   -------------   ------------
                       Weighted       Weighted        Weighted       Weighted        Weighted       Weighted
                 Carry-  Aver-   Carry- Aver-   Carry-  Aver-   Carry- Aver-    Carry- Aver-   Carry- Aver-
                  ing     age     ing    age     ing     age     ing    age      ing    age     ing    age
                 Value   Yield   Value  Yield   Value   Yield   Value  Yield    Value  Yield   Value  Yield
                 -----   -----   -----  -----   -----   -----   -----  -----    -----  -----   -----  -----
Municipal bonds:
 Taxable        $ 1,000  6.35%  $    --    --%  $  103   9.62%  $  --   --%  $    --    --%  $ 1,103   6.66%
 Tax exempt         450  4.82       456  4.83       --     --     530 5.05     1,288  6.26     2,724   5.55
                -------         -------         ------          -----        -------         -------
                  1,450  5.88       456  4.83      103   9.62     530 5.05     1,288  6.26     3,827   5.87
Corporate bonds:
 Fixed-rate          --    --        --    --       --     --      --   --     7,000 10.36     7,000  10.36
Mortgage-backed
 obligations:
 Fixed-rate          --    --        --    --       --     --      --   --     1,151  8.47     1,151   8.47
Other asset-backed
 securities:
 Fixed-rate          --    --     1,275  8.66       --     --      --   --        --    --     1,275   8.66
                -------         -------         ------          -----        -------         -------
Total securities
 held to maturity:
 Carrying value $ 1,450  5.88%  $ 1,731 7.65%   $  103   9.62%  $ 530 5.05%  $ 9,439  9.57%  $13,253   8.73%
                =======         =======         ======          =====        =======         =======
Total securities
 held to maturity:
 Fair market
  value         $ 1,457         $ 1,761         $  110          $ 546        $ 9,540         $13,414
                =======         =======         ======          =====        =======         =======


Loans/Lending: The Company's net loan portfolio declined $28.5 million, or 1.8%, during the year ended December 31, 2002, compared to growth of $103.7 million, or 7.0%, during the year ended December 31, 2001 and $163.6 million of growth in the year ended December 31, 2000. While the Company originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. During the past year, the exceptionally low level of interest rates led to very strong demand for new real estate loans, including construction loans; however, the low rates also resulted in very high levels of prepayments on existing loans. By contrast, demand for commercial loans declined during the period in response to generally weak economic conditions. For the years ended December 31, 2002, 2001 and 2000, the Company originated, net of repayments, $368.6 million, $346.3 million and $292.2 million of loans, respectively.

In recent years, the Company generally has sold most of its newly originated fixed-rate one- to four-family residential mortgage loans and a portion of its Small Business Administration (SBA) guaranteed loans to secondary market purchasers. Proceeds from sales of loans by the Company for the years ended December 31, 2002, 2001 and 2000 totaled $457.7 million, $270.3 million and $135.7 million, respectively. The Company sells loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing Portfolio" below. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Loans held for sale decreased to $39.4 million at December 31, 2002 compared to $43.2 million at December 31, 2001.

At various times, the Company also purchases whole loans and loan participation interests in loans. During the years ended December 31, 2002, 2001 and 2000, the Company purchased $52.0 million, $4.9 million and $12.0 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending: At December 31, 2002, $355.5 million, or 22.6% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences. The Bank and its subsidiary, CFC, are active originators of one- to four-family residential loans in communities where they have established offices in Washington, Oregon and Idaho. In the low interest rate environment of the past year, demand for residential loans was particularly strong and the Bank and CFC originated a combined total of $505.4 million of one- to four-family residential loans for the year. Despite this significant origination activity for the year ended December 31, 2002, loans on one- to four-family residences decreased by $66.9 million compared to a year earlier as very low interest rates led to accelerated prepayment activity and management chose to sell a substantial portion of new loans originated.

Construction and Land Lending: The Bank invests a significant proportion of its loan portfolio in residential construction loans to professional home builders. To a lesser extent, the Bank also originates land loans and construction loans for commercial and multifamily real estate. Residential construction lending is a primary focus at the Bank's subsidiary, CFC, and the Company's largest concentration of construction and development loans is in the Portland/Vancouver market area. In addition, the Company has significant construction and development loans concentrated in the greater Puget Sound region and the Tri-Cities market area in Washington State. At December 31, 2002, construction and land loans totaled $339.5 million (including $54.9 million of land or land development loans and $41.5 million of commercial and multifamily real estate construction loans), or 21.6% of total loans of the Company, compared to $335.8, or 21.1%, at December 31, 2001. Construction and land development loan originations totaled $445.0 million for the year ended December 31, 2002.

Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate. Multifamily and commercial real estate loans originated by the Bank are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. More recently originated multifamily and commercial loans are linked to various U.S. Treasury indices or certain prime rates. Rates on these adjustable-rate loans generally adjust annually after an initial period ranging from one to ten years. Rate adjustments for some of the more seasoned adjustable-rate loans in the portfolio predominantly reflect changes in FHLB National Monthly Median Cost of Funds index. The Bank's commercial real estate portfolio consists of loans on a variety of property types with no concentration by property type. At December 31, 2002, the Company's loan portfolio included $72.3 million in multifamily and $379.1 million in commercial real estate loans. Multifamily and commercial real estate loans comprised 28.7% of total loans of the Company at December 31, 2002, compared to 27.8% a year earlier.

Commercial Lending: The Bank is active in small- to medium-sized business lending, including origination of loans guaranteed by the Small Business Administration (SBA), and to a lesser extent has engaged in agricultural lending. Also, during the past year the Bank has added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. Management intends to leverage the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, it is anticipated that this type of lending will help increase the deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant effort at the Bank and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations. At December 31, 2002, commercial loans totaled $285.2 million, or 18.1% of total loans of the Company, compared to $270, or 17.0%, at December 31, 2001. Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

Agricultural Lending: Agriculture is a major industry in many eastern Washington and Oregon locations. While not a large part of the Bank's portfolio, agricultural loans experienced solid growth for the year ended December 31, 2002. The Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. At December 31, 2002, agricultural loans totaled $102.6 million, or 6.5% of the loan portfolio, compared to $76.5, or 4.8%, at December 31, 2001.

Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. While consumer lending has traditionally been a small part of the Bank's business with loans made primarily to accommodate its existing customer base, it has received renewed emphasis in 2002 and management anticipates increased activity in future periods.

At December 31, 2002, the Company had $39.2 million, or 2.5% of its loans receivable, in outstanding consumer loans, compared to $45.6 million, or 2.9%, at December 31, 2001.

Loan Servicing Portfolio: At December 31, 2002, the Bank was servicing $252.9 million of loans for others, compared to $224.0 million at December 31, 2001. The loan servicing portfolio at December 31, 2002 included $174.2 million of FHLMC mortgage loans, $13.7 million of FNMA mortgage loans and $64.1 million of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended December 31, 2002, $1.5 million of loan servicing fees, net of $686,000 of servicing rights amortization, was recognized in operations. For the prior year, net loan servicing fees were $1.2 million.

Mortgage Servicing Rights: The Bank records mortgage servicing rights (MSRs) with respect to loans it originates and sells in the secondary market on a servicing retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2002, 2001 and 2000, the Company capitalized $1,046,000, $107,000 and $395,000, respectively, of MSRs relating to loans sold with servicing retained. Amortization of MSRs for the years ended December 31, 2002, 2001 and 2000, was $686,000, $574,000 and $251,000,
respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2002, MSRs were carried at a value, net of amortization, of $1,621,000, compared to $1,261,000 at December 31, 2001.


The following table sets forth the composition of the Company's loan portfolio (including loans held for sale) by type of loan as of the dates indicated (dollars in thousands):

Table 5:  Loan Portfolio Analysis
---------------------------------

                                                 December 31                                 March 31
                   ---------------------------------------------------------------------  --------------
                         2002               2001             2000             1999             1999
                   ---------------- ------------------  ---------------  ---------------  ---------------
                            Percent            Percent          Percent          Percent          Percent
                              of                 of               of                of               of
                   Amount    Total    Amount    Total   Amount   Total  Amount    Total   Amount   Total
                   ------   -------   ------   -------  ------  -------  ------  -------  ------  -------

Type of Loan:
------------
Secured by real
 estate:
  One- to four-
   family       $ 355,509  22.59% $ 422,456  26.52% $  418,057  28.11% $ 419,132  31.71% $ 389,468  34.93%
  Commercial      379,099  24.09    363,560  22.82     366,071  24.62    330,258  24.99    265,393  23.80
  Multifamily      72,333   4.60     79,035   4.96      84,282   5.67     66,287   5.02     54,053   4.85
  Construction
   and land       339,516  21.58    335,798  21.08     271,273  18.24    194,625  14.73    165,270  14.82
Commercial
 business         285,231  18.13    270,022  16.95     228,676  15.38    194,817  14.74    149,569  13.42
Agricultural
 business         102,626   6.52     76,501   4.80      67,809   4.56     55,052   4.17     46,839   4.20
Consumer           39,152   2.49     45,605   2.87      50,915   3.42     61,534   4.64     44,338   3.98
               ---------- ------  --------- ------   --------- ------  --------- ------  --------- ------
  Total loans   1,573,466 100.00% 1,592,977 100.00%  1,487,083 100.00% 1,321,705 100.00% 1,114,930 100.00%
                          ======            ======             ======            ======            ======
Less allowance
 for loan losses  (26,539)          (17,552)           (15,314)          (13,541)          (12,261)
               ----------        ----------          ---------         ---------         ---------
Total net loans
 at end of
 period        $1,546,927        $1,575,425         $1,471,769        $1,308,164        $1,102,669
               ==========        ==========         ==========        ==========        ==========


The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, and exclude the allowance for loan losses (in thousands):

Table 6:  Loan Maturity
-----------------------
                                                   Maturing   Maturing   Maturing
                                        Maturing   within     within     within     Maturing
                                        Within     1 to 3     3 to 5     5 to 10    Beyond
                                        One Year   Years      Years      Years      10 Years      Total
                                        --------   --------   --------   --------   --------   ----------
Secured by real estate:
 One- to four-family                    $ 32,904   $  6,329   $  9,163  $ 22,302    $248,810   $  355,509
 Commercial                               35,444     37,198     62,887   173,918      69,652      379,099
 Multifamily                               2,659      1,260      8,478    36,308      23,628       72,333
 Construction and land                   165,965    165,038      1,028     1,806       5,677      339,516
Commercial business                      136,098     46,447     54,906    35,765      12,015      285,231
Agricultural business                     58,858     19,065     12,536     5,851       6,316      102,626
Consumer                                   6,479      7,702     10,501     4,251      10,224       39,152
                                        --------   --------   --------  --------    --------   ----------
     Total loans                        $438,407   $283,039   $159,499  $280,201    $412,322   $1,573,466
                                        ========   ========   ========  ========    ========   ==========

Contractual maturities of loans do not reflect the actual life of such assets.  The average life of loans is substantially less than their contractual maturities because of principal prepayments.  In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid.
The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.



The following table sets forth the dollar amount of all loans due after December 31, 2003, which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6(a):  Loans Repricing after One Year
-------------------------------------------

                                               Fixed       Floating or
                                               Rates     Adjustable Rates     Total
                                               -----     ----------------     -----
Secured by real estate:
 One- to four-family                          $267,596      $ 55,009       $  322,605
 Commercial                                    196,027       147,628          343,655
 Multifamily                                    19,272        50,402           69,674
 Construction and land                          10,143       163,408          173,551
Commercial business                             63,010        86,123          149,133
Agricultural business                           21,724        22,044           43,768
Consumer                                        29,432         3,241           32,673
                                              --------      --------       ----------
     Total                                    $607,204      $527,855       $1,135,059
                                              ========      ========       ==========


Deposit Accounts: Deposits generally are attracted from within the Bank's primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. At December 31, 2002, the Bank had $1.498 billion of deposits, including $573.0 million of transaction and savings accounts and $924.8 million in time deposits, of which $667.3 million had remaining maturities of one year or less. Total deposits increased by $202.0 million, or 15.6%, for the year ended December 31, 2002. As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have transaction accounts. However, as reflected in the balances and percentages in the table, the Bank added significantly to demand, NOW and money market accounts in the year ended December 31, 2002. Total transaction accounts (demand, NOW, savings and money market accounts) increased by $87.3 million for the year, to 38.3% of total deposits at December 31, 2002, compared to 37.5% at December 31, 2001. Non-interest-bearing transaction accounts increased by $19.7 million over the same time period. The Bank's deposit balances at December 31, 2002 included $127.9 million of funds owned by various counties, municipalities and other public entities in Washington, Oregon and Idaho. Growing deposits in general and transaction accounts in particular is a core element of the Company's business plan.


The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 7:  Deposits
------------------
                                                                At December 31
                         ---------------------------------------------------------------------------------
                                    2002                           2001                         2000
                         ---------------------------    -------------------------------   ----------------
                                   Percent                         Percent                          Percent
                                     of    Increase                  of       Increase                 of
                         Amount    Total  (Decrease)    Amount     Total     (Decrease)   Amount     Total
                         ------    -----  ----------    ------     -----     ----------   ------     -----
Demand and NOW
 checking             $  380,563   25.41%  $ 73,015   $  307,548   23.73%     $ 90,153  $  217,395   18.23%
Regular savings
 accounts                 44,334    2.96      2,106       42,228    3.26        (2,199)     44,427    3.72
Money market accounts    148,058    9.89     12,230      135,828   10.48         3,587     132,241   11.09
Certificates which
mature:
 Within 1 year           667,322   44.54    107,428      669,133   51.64        54,260     614,873   51.56
 After 1 year, but
  within 2 years         170,698   11.40    (25,953)      87,376    6.74       (33,953)    121,329   10.17
 After 2 years, but
  within 5 years          77,857    5.20     30,823       48,025    3.71        (5,808)     53,833    4.51
 After 5 years             8,946    0.60      2,318        5,673    0.44        (2,944)      8,617    0.72
                      ----------  ------   --------   ----------  ------      --------  ----------  ------
     Total            $1,497,778  100.00%  $201,967   $1,295,811  100.00%     $103,096  $1,192,715  100.00%
                      ==========  ======   ========   ==========  ======      ========  ==========  ======



The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of December 31, 2002. Jumbo certificates of deposit require a minimum deposit of $100,000 and rates paid on such accounts are negotiable (in thousands):

                                                       Jumbo
Table 8:  Maturity Period-Jumbo CDs                Certificates
-----------------------------------                  of Deposit
                                                     ----------
Due in three months or less                         $ 208,833
Due after three months through six months              48,219
Due after six months through twelve months             97,973
Due after twelve months                               112,568
                                                    ---------
   Total                                            $ 467,593
                                                    =========

Borrowings: The FHLB-Seattle serves as the Bank's primary borrowing source. The FHLB-Seattle provides credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. At December 31, 2002, the Bank had $465.7 million of borrowings from the FHLB-Seattle at a weighted average rate of 4.80%, a decrease of $36.2 million compared to a year earlier. Also at that date, the Bank had an investment of $32.8 million in FHLB-Seattle capital stock. Additional short-term funds are also available through a $26.0 million commercial bank credit line; however, at December 31, 2002, the Bank had no balances advanced on that credit line.

Table 9:  FHLB Advances Outstanding at December 31, 2002
--------------------------------------------------------
(dollars in thousands)
                           Adjustable-rate     Fixed-rate         Total
                               advances         advances         advances
                            --------------   ---------------   ---------------
                            Rate*  Amount    Rate*   Amount    Rate*   Amount
                            ----   -------   ----   --------   ----   --------
Due in one year or less     1.41%  $7,000    3.86%  $149,191   3.75%  $156,191
Due after one year through
 two years                    --       --    4.03     65,094   3.93     65,094
Due after two years through
 three years                  --       --    6.21     65,600   6.21     65,600
Due after three years
 through four years           --       --    4.77     45,000   4.27     45,000
Due after four years through
 five years                   --       --    3.60     16,930   3.60     16,930
Due after five years          --       --    6.64    116,928   6.02    116,928
                            ----   ------    ----   --------   ----   --------
                            1.41%  $7,000    4.85%  $458,743   4.80%  $465,743
                                   ======           ========          ========

*Weighted average interest rate

The Bank also issues retail repurchase agreements, generally due within 90 days, and borrows funds through the use of secured wholesale repurchase agreements with securities brokers as a source of funds. At December 31, 2002, retail repurchase agreements totaling $10.7 million, with a weighted average rate of 3.17%, were secured by a pledge of certain mortgage-backed securities with a market value of $13.4 million. The Bank's outstanding borrowings under wholesale repurchase agreements at December 31, 2002 totaled $30.5 million at a weighted average rate of 1.43%, with a weighted average maturity of 18 days, and were collateralized by mortgage-backed securities with a fair value of $33.0 million.

In addition to borrowings at the Bank, the Company has generated funding by issuing $40 million of trust preferred securities (TPS). The TPS were issued in 2002 by special purpose business trusts owned by the Company and were sold to pooled investment vehicles. The TPS have been recorded as liabilities on the Company's statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. See "Recent Developments and Significant Events" and Note 13 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS. At December 31, 2002, the TPS had a weighted average rate of 5.149%.

Asset Quality: During the last two years the Bank has experienced deterioration in asset quality, which has had a significant effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Table 10 highlights the deterioration in the Bank's measures of asset quality during this period. Non-performing assets increased to $42.2 million, or 1.86% of total assets, at December 31, 2002, compared to $21.1 million, or 1.01% of total assets, at December 31, 2001, and $11.7 million, or 0.59% of total assets at December 31, 2000. Problem loans are primarily due from borrowers located in the Puget Sound region and are the result of poor risk assessment at the time they were originated, coupled with
weakened economic conditions in that area.   For the year ended December 31,
2002 the Bank had a $7.0 million increase in non-performing commercial real estate loans and a $9.2 million increase in non-performing construction/land loans. At December 31, 2002, the Bank's largest non-performing loan exposure was two related land development loans totaling $7.0 million secured by property located in the greater Seattle, Washington, area. At that date, the largest non-performing commercial real estate loan had a carrying value of $1.8 million and was secured by an office building also located in the Seattle area. The largest individual exposure on non-performing commercial business loans had an aggregate carrying value of $1.3 million at December 31, 2002. Reducing non-performing loans and improving asset quality will be important activities to enhance the Bank's operating performance in future periods. For additional discussion concerning asset quality, non-performing loans and the allowance for loan losses, see "Provision and Allowance for Loan Losses" and Tables 11 and 12 contained therein.

The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

Table 10:  Non-Performing Assets
--------------------------------
                                         At December 31            At March 31
                             ------------------------------------- -----------
                               2002      2001      2000      1999      1999
                             -------   -------   -------    ------    -------
Nonaccrual loans: (1)
  Loans secured by real
   estate:
    One- to four-family      $   455   $ 1,006   $   873    $  623    $ 3,564
    Commercial                 7,421       415     1,741       129        351
    Multifamily                   --        --        --        --         -
    Construction/land         16,030     6,827     2,937     2,514        767
  Commercial business          9,894     8,884     1,734     1,203      1,392
  Agricultural business          194        86       529        --         47
  Consumer                       255       291        18         9         17
                             -------   -------   -------    ------    -------
    Total loans outstanding   34,249    17,509     7,832     4,478      6,138
                             -------   -------   -------    ------    -------
Loans more than 90 days
 delinquent, still on accrual:
  Loans secured by real estate:
    One- to four-family          343        18        20       155         20
    Commercial                    --       325        --        --        384
    Multifamily                   --        --        --        --         -
    Construction/land          1,283        --        --        --          -
  Commercial business            163        39         1        25          -
  Agricultural business           --        --       467       334      1,052
  Consumer                        70       152        54        79         82
                             -------   -------   -------    ------    -------
    Total loans outstanding    1,859       534       542       593      1,538
                             -------   -------   -------    ------    -------

  Total non-performing loans  36,108    18,043     8,374     5,071      7,676

Real estate/repossessed
 assets held for sale (2)      6,062     3,011     3,287     3,576      1,644
                             -------   -------   -------    ------    -------
  Total non-performing
   assets                    $42,170   $21,054   $11,661    $8,647    $9,320
                             =======   =======   =======    ======    ======

Restructured loans (3)       $ 2,057   $   302   $   337    $  369    $  380

Total non-performing loans to
 net loans before allowance for
 loan losses                    2.29%     1.13%     0.56%     0.38%     0.69%
Total non-performing loans to
 total assets                   1.60%     0.86%     0.42%     0.28%     0.47%
Total non-performing assets to
 total assets                   1.86%     1.01%     0.59%     0.48%     0.57%

(1) For the year ended December 31, 2002, $1.8 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on such loans was included in net income for such period.

(2) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs. At December 31, 2002, the Company had $6.1 million of real estate owned, which consisted of 13 single-family residences valued at $4.2 million, a multifamily complex valued at $1.6 million and land valued at $274,000.

(3) These loans are performing under their restructured terms but are classified substandard.

Comparison of Results of Operations for the Years Ended December 31, 2002 and
2001


General: Net income for the year ended December 31, 2002 was $9.3 million, or $0.82 per share (diluted), compared to net income of $7.5 million, or $0.64 per share (diluted), for the year ended December 31, 2001. Net income for both years was significantly adversely affected by extraordinary levels of provision for loan losses. The prior period contained expenses associated with the check kiting scheme and additional loan loss provision described in the "Recent Developments and Significant Events" section above, as well as expenses associated with conversion of the Bank's core data processing system. BANR's full year 2002 operating results reflect significant growth of assets and liabilities, an improved net interest margin and higher non-interest income which were substantially offset by a higher level of loan loss provision and increased other operating expenses. As explained more fully below, the provision for loan losses increased not only as a result of the credit manipulation activities described in the "Recent Developments and Significant Events" section above, but also as a result of an increased level of non-performing loans and charge-offs and reflects continued weak economic conditions in some of the Puget Sound market areas serviced by the Company. Compared to levels a year ago, total assets increased 8.4% to $2.263 billion at December 31, 2002, net loans declined slightly by 1.8% to $1.547 billion, deposits grew 15.6% to $1.498 billion and borrowings decreased 5.5% to $546.9 million. Average equity was 9.13% of average assets for the year ended December 31, 2002, compared to 9.64% of average assets for the prior year.
Net interest margin increased 18 basis points for the year reflecting a 28 basis point increase in net interest rate spread, which was partially offset by the increased use of interest-bearing liabilities relative to interest-earning assets and lower yields on assets funded by non-interest-bearing liabilities and stockholders' equity. The changes in net interest spread and net interest margin are notable in light of the significant volatility and changes in the level of market interest rates over the last two years. Changes in the level of interest rates during this two-year period initially reduced the Company's net interest margin; however, largely as a result of declining funding costs, net interest margin increased for the year just ended. While net interest margin improved for the year ended December 31, 2002 compared to the year ended December 31, 2001, the margin decreased to 3.86% for the most recent quarter ended December 31, 2002 compared to 3.98% for the quarter ended September 30, 2002. Funding costs will likely continue to decline for the next few quarters; however, mitigating the expected improvement in funding costs will be additional repayments of higher yielding loans and securities.

Interest Income: Interest income for the year ended December 31, 2002 was $144.3 million compared to $157.7 million for the year ended December 31, 2001, a decrease of $13.4 million, or 8.5%. The decrease in interest income occurred despite an $81.6 million, or 4.2%, growth in average balances of interest-earning assets as a result of a 101 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 7.20% for the year ended December 31, 2002, compared to 8.21% for the prior year. Average loans receivable for the year ended December 31, 2002 increased by $19.1 million, or 1.2%, when compared to the year ended December 31, 2001, reflecting only modest growth despite the addition of $33.5 million of loans from the acquisition of OBB. Interest income on loans decreased by $12.4 million, or 9.1%, compared to the prior year, as the effect of the increase in average loan balances was substantially offset by an 89 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates, particularly the prime rate, compared to prior year levels. The loan mix continued to change as the portion of the portfolio invested in one- to four-family residential loans declined, while the portion invested in construction, land development and commercial loans increased. Loans yielded 7.76% for the year ended December 31, 2002, compared to 8.65% for the year ended December 31, 2001. While the level of market interest rates experienced a steep decline throughout the year, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $62.4 million for the year ended December 31, 2002, although the interest and dividend income from those investments decreased $977,000 compared to the prior year. The average yield on mortgage-backed securities decreased from 6.08% for the year ended December 31, 2001 to 5.13% for the current year. Yields on mortgage-backed securities were lower in 2002, reflecting the effect of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable rates and prepayments on certain higher-yielding portions of the portfolio, as well as reinvestment at current market rates. The average yield on investment securities and short-term cash investments decreased from 6.34% for the year ended December 31, 2001 to 4.77% for the current year, also reflecting the lower level of market rates. Earnings on FHLB stock decreased by $73,000 despite an increase of $2.0 million in the average balance of FHLB stock for the year ended December 31, 2002. The dividend yield on FHLB stock was 6.21% for the year ended December 31, 2002, compared to 6.88% for the year ended December 31, 2001. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB and are paid by distribution of additional shares of FHLB stock.

Interest Expense: Interest expense for the year ended December 31, 2002 was $66.0 million, compared to $85.9 million for the prior year, a decrease of $20.0 million, or 23.2%. The decrease in interest expense was as a result of a decrease in the average cost of all interest-bearing liabilities from 4.69% to 3.40%. The $152.5 million increase ($33.2 million from the OBB acquisition) in average interest-bearing deposits for the year ended December 31, 2002, compared to December 31, 2001, reflects the solid deposit growth throughout the Company over the past twelve months. Deposit interest expense decreased $13.5 million for the year ended December 31, 2002, compared to the prior year. Average deposit balances increased from $1.252 billion for the year ended December 31, 2001, to $1.404 billion for the year ended December 31, 2002, while, at the same time, the average rate paid on deposit balances decreased 142 basis points. To a significant degree, deposit costs for each quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower throughout the year ended December 31, 2002, than in the year ended December 31, 2001. The reduction in deposit costs, which tends to lag declines in market rates, continued during the most recent quarter as a result of the cumulative effect of declining rates in preceding quarters, as well as sharply lower rates in that quarter. The significant decline in the cost of deposits was primarily responsible for the improved net interest margin for the year ended December 31, 2002. Average FHLB advances totaled $451.8 million during the year ended December 31, 2002, compared to $505.6 million during the prior year, a decrease of $53.8 million that, combined with a 60 basis point decrease in the average cost of advances, resulted in a $5.9 million decrease in related interest expense. The average rate paid on those advances decreased to 5.33% for the year ended December 31, 2002, from 5.93% for the prior year. FHLB advances are generally fixed-rate, fixed-term borrowings. In recent quarters, a significant portion of maturing FHLB advances have been repaid as a result of strong deposit growth. In the current year, additional funding was also provided by the issuance of $40 million of TPS. The average balance of TPS was $18.7 million and the average rate paid was 6.16% (including amortization of prepaid loan underwriting costs) for the year ended December 30, 2002. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $7.1 million from $73.7 million for the year ended December 31, 2001, to $66.6 million for the current year, while the related interest expense decreased $1.8 million from $3.3 million to $1.5 million for the respective periods. The average rate paid on other borrowings was 2.28% in the year ended December 31, 2002, compared to 4.41% for the prior year. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances which generally lag current market rates.

Provision and Allowance for Loan Losses: During the year ended December 31, 2002, the provision for loan losses was $21.0 million, compared to $14.0 million for the prior year, an increase of $7.0 million. As noted above, provision for loan losses is one of the most critical accounting estimates included in the Company's financial statements requiring significant management judgment. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The higher provision in the current period reflects changes in the portfolio mix, higher levels of non-performing loans and net charge-offs, deterioration in the prospects for collection on previously identified non-performing loans, and concerns about the current economic environment, especially with respect to the Puget Sound region. Non-performing loans increased to $36.1 million at December 31, 2002, compared to $18.0 million at December 31, 2001. Non-performing loans are primarily concentrated in the Seattle metropolitan area where continued economic weakness has diminished certain borrowers' ability to meet loan obligations. Net charge-offs were $12.5 million, or 0.78% of average loans, for the current year, compared to $11.7 million, or 0.75% of average loans, for the prior year. Net charge-offs for the years ended December 31, 2002 and 2001, included $6.5 and $9.3 million, respectively, associated with the credit manipulation activities of a former senior commercial loan officer which were designed to conceal weaknesses of several loan customers as described in the "Recent Developments and Significant Events" section above. A comparison of the allowance for loan losses at December 31, 2002 and 2001, shows an increase of $9.0 million from $17.6 million at December 31, 2001, to $26.5 million at December 31, 2002.
The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.69% and 1.10% at December 31, 2002 and December 31, 2001, respectively. The allowance for loan losses equaled 74% of non-performing loans at December 31, 2002, compared to 97% of non-performing loans at December 31, 2001.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the generally accepted accounting principles
(GAAP) guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure.


The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing evaluation of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors influencing the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current and anticipated economic conditions and analysis of specific loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of December 31, 2002, the Company had identified $33.1 million of impaired loans as defined by SFAS No. 114 and had established $5.4 million of specific reserves for these loans.

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

While the Company believes that it has established existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table sets forth an analysis of the Company's gross allowance for possible loan losses for the periods indicated (dollars in thousands):

Table 11:  Changes in Allowance for Loan Losses
-----------------------------------------------
                                                      Nine Months
                                  Years Ended           Ended      Year Ended
                                  December 31         December 31   March 31
                        ----------------------------  -----------  ----------
                           2002      2001      2000      1999         1999
                        --------  --------  --------   --------     ---------
Balance, beginning of
 period                  $17,552  $ 15,314  $ 13,541   $ 12,261   $   7,857
Allowances added through
 business combinations       460        --        --        477       2,693
Sale of credit card
 portfolio                              --      (174)        --          --
Provision                 21,000    13,959     2,867      1,885       2,841
Recoveries of loans
 previously charged off:
  Secured by real estate:
    One- to four-family       --         2         2         --         -
    Commercial                --        --         2          1         60
    Multifamily               --        --        --         --          -
    Construction and land     39        --        --         --         --
  Commercial business        209       118        40        450        143
  Agricultural business        3        --         1          6          1
  Consumer                    74        22        66         11         21
                        --------  --------  --------   --------   --------
                             325       142       111        468        225
                        --------  --------  --------   --------   --------

Loans charged off:
  Secured by real estate:
    One- to four-family     (102)      (97)      (90)      (532)       (25)
    Commercial              (103)       --       (31)        --        (35)
    Multifamily               --        --        --         --
    Construction and land (1,129)     (107)      (12)       (24)       (69)
  Commercial business    (10,643)  (10,541)     (403)      (841)      (911)
  Agricultural business     (157)     (208)      (16)       (19)        (5)
  Consumer                  (664)     (910)     (479)      (134)      (310)
                        --------  --------  --------   --------   --------
                         (12,798)  (11,863)   (1,031)    (1,550)    (1,355)
                        --------  --------  --------   --------   --------
    Net charge-offs      (12,473)  (11,721)     (920)    (1,082)    (1,130)
                        --------  --------  --------   --------   --------

    Balance, end of
     period             $ 26,539  $ 17,552  $ 15,314   $ 13,541   $ 12,261
                        ========  ========  ========   ========   ========

Ratio of allowance to
 net loans before
 allowance for loan
 losses                     1.69%     1.10%     1.03%      1.02%      1.10%
Ratio of net loan
 charge-offs to the
 average net book value
 of loans outstanding
 during the period          0.78%     0.75%     0.06%      0.09%      0.14%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 12:  Allocation of Allowance for Loan Losses
---------------------------------------------------
                                                    At December 31                             At March 31
                      --------------------------------------------------------------------  ----------------
                              2002            2001             2000             1999               1999
                      -----------------  --------------- ----------------  ---------------  ----------------
                                Percent          Percent          Percent          Percent          Percent
                                of Loans         of Loans         of Loans         of Loans         of Loans
                                in Each          in Each          in Each          in Each          in Each
                                Category         Category         Category         Category         Category
                                to Total         to Total         to Total         to Total         to Total
                       Amount    Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                      -------   -------  -------  ------  ------  -------- ------  -------  ------  -------
Specific or allocated
 loss allowances (1):
  Loans secured by real
   estate:
    One- to four-
     family           $   670    22.59% $ 2,366   26.52% $ 2,256   27.48%  $ 2,334   31.71% $ 2,757   34.93%
    Commercial/
     multifamily        5,645    28.69    4,560   27.78    5,457   30.29     4,273   30.01    3,567   23.80
    Construction and
     land               5,892    21.58    3,431   21.08    2,738   18.24     1,638   14.73    1,597   14.82
  Commercial/
   agricultural
   business            10,952    24.65    5,650   21.75    3,540   19.94     2,830   18.91    2,522   13.42
  Consumer                698     2.49      774    2.87      879    4.05     1,023    4.64      841    3.98
Unallocated general
 loss allowance (1)     2,682     N/A       771    N/A       444    N/A      1,443     N/A      977     N/A
                      -------   ------  -------  ------  -------  ------   -------  ------  -------  ------
  Total allowance for
   loan losses        $26,539   100.00% $17,552  100.00% $15,314  100.00%  $13,541  100.00% $12,261  100.00%
                      =======   ======  =======  ======  =======  ======   =======  ======  =======  ======

(1)  The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Other Operating Income: Other operating income was $15.9 million for the year ended December 31, 2002, an increase of $2.4 million from the year ended December 31, 2001. This included a $313,000 increase in loan servicing income and a $2.1 million increase in the gain on sale of loans for the current year as lower interest rates led to increased mortgage banking activity. Loan sales for the year ended December 31, 2002 totaled $457.7 million, including $96.7 million of loans sold by CFC, compared to $265.8 million for the year ended December 31, 2001. Other fee and service charge income for the Company increased by $100,000 to $5.8 million for the year ended December 31, 2002, from $5.7 million for the year ended December 31, 2001, primarily reflecting growth in customer transaction accounts. Miscellaneous income increased by $539,000, largely as a result of the Company's increased investment in bank-owned life insurance and the resulting increase in cash surrender value.


Other Operating Expenses: Other operating expenses increased $809,000 from $59.6 million for the year ended December 31, 2001, to $60.4 million for the year ended December 31, 2002. However, as explained in the "Recent Developments and Significant Events" section above, other operating expenses for the year ended December 31, 2001 included a check kiting loss of $8.1 million, which was not a factor in 2002. Other operating expenses for the year ended December 31, 2001 also included approximately $1.4 million of expenses associated with the conversion of the Company's core data processing system. In addition, the amortization of goodwill decreased $3.2 million for the year ended December 31, 2002 as a result of the adoption of SFAS No. 142. Excluding the check kiting charge, data processing conversion costs and change in goodwill amortization, other operating expenses increased $13.5 million compared to the prior year. Increases in other operating expenses, excluding the check kiting charge, conversion costs and change in goodwill amortization, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current year includes significant increases in compensation for credit examination and special assets personnel as well as additional executive management and production staff hired to re-position the Company for future growth. In addition, compensation was higher as a result of increased incentive compensation caused by the elevated level of mortgage banking activity in the current year. The Company also significantly increased its commitment to advertising and marketing expenditures which were $1.0 million greater in the year ended December 31, 2002 than in the prior year. The increase in expenses includes operating costs associated with OBB, which was acquired on January 1, 2002, and opening new branch offices in Spokane and Pasco, Washington. The increase also reflects expenses associated with the expanding operations at BB's mortgage lending subsidiary, CFC. Further, in the quarter ended December 31, 2002, the Company opened new commercial lending centers in Portland, Bellevue (greater Seattle), and the Tri-Cities. The higher operating expenses associated with the Company's transition to more of a commercial bank profile caused the Company's efficiency ratio to increase to 64.18% for the year ended December 31, 2002, from 56.76% (70.01% including the amortization of goodwill and the recognition of the check kiting loss) for the prior year ended December 31, 2001. Other operating expenses as a percentage of average assets increased to 2.81% for the year ended December 31, 2002, compared to 2.41% (2.92% including the amortization of goodwill and the check kiting loss) for the prior year.


Income Taxes: Income tax expense was $3.5 million for the year ended December 31, 2002, compared to $4.1 million for the prior year. The Company's effective tax rates for the years ended December 31, 2002 and 2001 were 27.3% and 35.7%, respectively. The lower effective tax rate in the current year is primarily a result of a decrease in the relative effect of the non-deductible intangible amortization expense reflecting the discontinuance of the amortization of goodwill as well as an increase in the relative benefit of tax-exempt income compared to the prior year.


Comparison of Results of Operations for the Years Ended December 31, 2001 and
2000


General: Net income for the year ended December 31, 2001 was $7.5 million, or $0.64 per share (diluted), compared to net income of $18.3 million, or $1.60 per share (diluted), for the year ended December 31, 2000. The decrease in net income resulted from the expenses associated with the check kiting scheme and additional loan loss provision described in the "Recent Developments and Significant Events" section above. Excluding those charges and the related tax effect, net income for the year ended December 31, 2001 would have increased $1.0 million compared to the prior year. BANR's operating results (excluding the check kiting and credit manipulation charges) reflect significant growth of assets and liabilities, which was offset by a higher level of loan loss provision and other operating expenses. As explained below, the provision for loan losses increased for reasons other than the credit manipulation activities and other operating expense included certain unusual data processing conversion and related technology expenses. Net interest margin decreased by four basis points for the year reflecting changes in the level of market rates and the increased use of interest-bearing liabilities relative to interest-earning assets. The Company's operating results also reflect a significant increase in other operating revenues, particularly gain on sale of loans from mortgage banking operations and miscellaneous income. Average equity was 9.64% of average assets for the year ended December 31, 2001, compared to 9.58% of average assets for the prior year. The modest changes in net interest spread and net interest margin are notable in light of the significant volatility and changes in the level of market interest rates during this two-year period. After declining on a sequential basis in the first and second quarters of the year 2001, both net interest spread and net interest margin expanded in the final two quarters as deposit costs, which tend to lag changes in market rates, declined more rapidly than asset yields.


Interest Income: Interest income for the year ended December 31, 2001 was $157.7 million, compared to $158.3 million for the year ended December 31, 2000, a decrease of $632,000, or 0.4%. The decrease in interest income occurred despite a $97.4 million, or 5.3%, growth in average balances of interest-earning assets as a result of a 47 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 8.21% for the year ended December 31, 2001, compared to 8.68% for the prior year. Average loans receivable for the year ended December 31, 2001 increased by $146.5 million, or 10.3%, when compared to the year ended December 31, 2000, reflecting the Bank's significant internal growth.
Interest income on loans increased by $4.4 million, or 3.3%, compared to the prior year, as the impact of the increase in average loan balances was substantially offset by a 58 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates, particularly the prime rate, compared to prior year levels, which offset continued changes in the mix of the loan portfolio. The loan mix continued to change as the portion of the portfolio invested in one- to four-family residential loans declined, while the portion invested in construction, land development and commercial loans increased. Loans yielded 8.65% for the year ended December 31, 2001, compared to 9.23% for the year ended December 31, 2000. While the level of market interest rates experienced a steep decline throughout the year, during the third and fourth quarters, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $49.0 million for the year ended December 31, 2001, and the interest and dividend income from those investments decreased $5.0 million, compared to the prior year. The average yield on mortgage-backed securities decreased from 6.80% for the year ended December 31, 2000, to 6.08% for the year ended December 31, 2001. Yields on mortgage-backed securities were lower in 2001, reflecting the effect of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable rates and more rapid prepayments on certain higher-yielding portions of the portfolio. The average yield on investment securities and short-term cash investments decreased from 6.65% for the year ended December 31, 2000, to 6.34% for the year ended December 31, 2001, also reflecting the lower level of market rates. Earnings on FHLB stock increased by $305,000, resulting from an increase of $3.0 million in the average balance of FHLB stock for the year ended December 31, 2001 and a higher dividend yield. The dividend yield on FHLB stock was 6.88% for the year ended December 31, 2001, compared to 6.50% for the year ended December 31, 2000.


Interest Expense: Interest expense for the year ended December 31, 2001 was $85.9 million, compared to $89.6 million for the prior year, a decrease of $3.7 million, or 4.1%. The decrease in interest expense was due to a decrease in the average cost of all interest-bearing liabilities from 5.19% to 4.69%. The $111.3 million increase in average interest-bearing deposits for the year ended December 31, 2001, compared to December 31, 2000, reflects the solid deposit growth throughout the Company over that period. Deposit interest expense decreased $418,000 for the year ended December 31, 2001, compared to the prior year. Average deposit balances increased from $1.141 billion for the year ended December 31, 2000 to $1.252 billion for the year ended December 31, 2001, while, at the same time, the average rate paid on deposit balances decreased 45 basis points. To a significant degree, deposit costs for each quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower throughout the year ended December 31, 2001, than in the year ended December 31, 2000. The reduction in deposit costs, which tends to lag declines in market rates, accelerated during the fourth quarter as a result of the cumulative effect of declining rates in the two preceding quarters as well as sharply lower rates in that quarter. The significant decline in the cost of deposits for the fourth quarter was largely responsible for an improved net interest spread for both the quarter and year ended December 31, 2001, although as noted above, the net interest margin for the year actually declined by four basis points as a result of the increased use of interest-bearing liabilities relative to interest-bearing deposits. Average FHLB advances totaled $505.6 million during the year ended December 31, 2001, compared to $509.7 million during the prior year, a decrease of $4.0 million that, combined with a 26 basis point decrease in the average cost of advances, resulted in a $1.6 million decrease in related interest expense.
The average rate paid on those advances decreased to 5.93% for the year ended December 31, 2001, from 6.19% for the prior year. Other borrowings consist of retail repurchase agreements with customers and repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $1.6 million from $75.3 million for the year ended December 31, 2000, to $73.7 million for the year ended December 31, 2001, while the related interest expense decreased $1.7 million from $4.9 million to $3.3 million for the respective periods. The average rate paid on other borrowings was 4.41% in the year ended December 31, 2001, compared to 6.52% for the prior year. Similar to deposits, the cost of FHLB advances reflects to a degree a lagged effect from prior year market interest rate levels, while the Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly.


Provision and Allowance for Loan Losses: During the year ended December 31, 2001, the provision for loan losses was $14.0 million, compared to $2.9 million for the prior year, an increase of $11.1 million. As explained above, provision for loan losses is one of the most critical accounting estimates included in the Company's financial statements requiring significant management judgment. The increase in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained above. The higher provision in the year ended December 31, 2001 reflects changes in the portfolio mix, higher levels of non-performing loans and net charge-offs, and concerns about the economic environment, but primarily reflects charges associated with the credit manipulation activities of a former senior commercial loan officer which were designed to conceal weaknesses of several loan customers. The provision for loan losses for the year ended December 31, 2001 included $10.2 million of charges associated with the credit manipulation activities. Non-performing loans increased to $18.0 million at December 31, 2001, compared to $8.4 million at December 31, 2000. Non-performing loans at December 31, 2001 included $9.2 million of nonaccrual loans associated with the credit manipulation activities. Net charge-offs were $11.7 million for the year ended December 31, 2001, compared to $1.0 million for the prior year. Net charge-offs for the year ended December 31, 2001 included $9.3 million associated with the credit manipulation activities. A comparison of the allowance for loan losses at December 31, 2001 and 2000 shows an increase of $2.2 million from $15.3 million at December 31, 2000, to $17.6 million at December 31, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.10% and 1.03% at December 31, 2001 and December 31, 2000, respectively. The allowance for loan losses equaled 97% of non-performing loans at December 31, 2001, compared to 183% of non-performing loans at December 31, 2000.


Other Operating Income: Other operating income was $13.5 million for the year ended December 31, 2001, an increase of $4.2 million from the year ended December 31, 2000. This included a $2.1 million increase in the gain on sale of loans as lower interest rates led to increased mortgage banking activity. Loan sales for the year ended December 31, 2001 totaled $265.8 million, compared to $143.8 million for the year ended December 31, 2000. Other fee and service charge income for the Company increased by $453,000 to $5.7 million for the year ended

December 31, 2001, compared to $5.3 million for the year ended December 31, 2000. Miscellaneous income increased by $990,000, in large part reflecting the Company's increased investment in bank-owned life insurance and the resulting increase in cash surrender value.


Other Operating Expenses: Other operating expenses increased $13.1 million from $46.5 million for the year ended December 31, 2000, to $59.6 million for the year ended December 31, 2001. As noted above, other operating expense for the year ended December 31, 2001 included a charge of $8.1 million associated with a check kiting scheme that had been concealed by a former senior lending officer of BB. Excluding the check kiting charge, other operating expense increased $5.0 million compared to the prior year. Increases in other operating expenses, excluding the check kiting charge, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company expanded. The increase in expenses reflects the inclusion of a full year of costs associated with two new bank branches that were opened during the year ended December 31, 2000. The increase also reflects expenses associated with the expanding operations at BB's lending subsidiary, CFC. The increase in other operating expenses was partially offset by a $1.4 million increase in capitalized loan origination costs, reflecting a greater level of loan origination activity. Additionally, during the year ended December 31, 2001, the Company incurred approximately $1.4 million of expenses associated with the conversion of the Company's core data processing system and an additional $200,000 for other technology enhancements. The higher operating expenses associated with the Company's transition to more of a commercial bank profile, coupled with the recognition of the check kiting loss, caused the Company's efficiency ratio, excluding the amortization of goodwill, to increase to 66.27% (70.01% including goodwill), for the year ended December 31, 2001, from 55.59% (59.65% including goodwill) for the prior year ended December 31, 2000. Other operating expenses as a percentage of average assets increased to 2.92% (2.81% excluding the amortization of goodwill) for the year ended December 31, 2001, compared to 2.42% (2.30% excluding the amortization of goodwill) for the prior year. The Company's efficiency ratio adjusted to exclude amortization of goodwill, the check kiting loss and the unusual conversion and technology expenses, would have been 54.89% for the year and, excluding the same items, adjusted operating expenses as a percentage of average assets would have been 2.33%.


Income Taxes: Income tax expense was $4.1 million for the year ended December 31, 2001, compared to $10.2 million for the prior year. The Company's effective tax rates for the years ended December 31, 2001 and 2000 were 35.7% and 35.8%, respectively. The effective tax rate was nearly unchanged as a larger relative effect of the non-deductible goodwill amortization expense in the current year was offset by the recovery of amounts accrued for certain tax matters relating to years closed to audit.


Yields Earned and Rates Paid

The earnings of the Company depend largely on the spread between the yield on interest-earning assets (primarily loans and investment securities) and the cost of interest-bearing liabilities (primarily deposit accounts and FHLB advances), as well as the relative size of the Company's interest-earning assets and interest-bearing liability portfolio.

Changes in the economic and interest rate environment, competition in the marketplace and changes in asset and liability mix can cause the Company's average interest rate spread to increase or decrease. Strong competition for both loans and deposits has placed pressure on average interest rate spreads for all of the periods reflected in Table 13. In addition, volatile market interest rates over those periods have impacted spreads both positively and negatively. However, while changes in asset yields and liability costs have been significant, rising sharply in 1999 and 2000 and then declining even more sharply in 2001 and 2002, the changes in net interest spread and margin have been relatively modest. After increasing in prior periods, the Company's net interest margin declined modestly in 2000 and 2001 and then increased in 2002, returning to a level comparable with 1999. Much of the margin expansion that occurred in the earlier periods reflects the positive impact of changes in the mix of assets and liabilities. In particular, during this time the relative portion of the Company's assets invested in securities declined while the amount invested in loans increased. In addition, the mix of the loan portfolio shifted to include a greater amount of relatively higher yielding construction and commercial loans. On the liability side, increases in lower costing transaction accounts were generally offset by increasing use of higher costing borrowings. For the year ended December 31, 2002, strong deposit growth, including significant growth in transaction accounts, allowed for less reliance on borrowings which, coupled with lower interest rates, led to an increase in net interest margin for that year. Counterbalancing to a degree the positive impact of mix changes on the net interest spread has been the somewhat adverse impact on net interest margin resulting from the increased use of leverage, which can be seen in the declining ratio of average interest-earning assets to interest-bearing liabilities. Management believes that in the future increased net interest income will come primarily from increased volumes, although continued changes in asset and liability mix and a slightly more favorable interest rate environment may also add to net interest income.

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


Table 13: Analysis of Net Interest Spread (dollars in thousands)
-----------------------------------------

                   Year Ended December 31, 2002   Year Ended December 31, 2001  Year Ended December 31, 2000
                  -----------------------------  ------------------------------ ----------------------------
                   Average   Interest &  Yield/   Average   Interest &  Yield/   Average  Interest &  Yield/
                   Balance   Dividends    Cost    Balance   Dividends    Cost    Balance  Dividends    Cost
                   -------   ---------    ----    -------   ---------    ----    -------  ---------    ----
Interest-earning
assets:
  Mortgage loans $1,180,199   $ 95,342    8.08%  $1,197,445  $103,459    8.64%  $1,083,775 $ 97,106    8.96%
  Commercial/
   agricultural
   loans            366,606     25,217    6.88      316,081    27,003    8.54      271,144   27,372   10.10
  Consumer and
   other loans       42,230      2,793    6.61       56,379     5,303    9.41       68,531    6,916   10.09
                 ----------   --------   -----   ----------  --------   -----   ---------- --------  ------
    Total
     loans(1)     1,589,035    123,352    7.76    1,569,905   135,765    8.65    1,423,450  131,394    9.23
  Mortgage-backed
   securities       209,493     10,738    5.13      200,429    12,196    6.08      225,794   15,358    6.80
  Securities and
   deposits         172,339      8,226    4.77      120,993     7,672    6.34      147,607    9,818    6.65
  FHLB stock         31,587      1,960    6.21       29,551     2,033    6.88       26,580    1,728    6.50
                 ----------   --------   -----   ----------  --------   -----   ---------- --------  ------
    Total investment
     securities     413,419     20,924    5.06      350,973    21,901    6.24      399,981   26,904    6.73
                 ----------   --------   -----   ----------  --------   -----   ---------- --------  ------
    Total interest-
     earning
     assets       2,002,454    144,276    7.20    1,920,878   157,666    8.21    1,823,431  158,298    8.68
                              --------   -----               --------   -----              --------  ------
Non-interest-
 earning assets     148,706                         122,712                         98,282
                 ----------                      ----------                     ----------
 Total assets    $2,151,160                      $2,043,590                     $1,921,713
                 ==========                      ==========                     ==========

Interest-bearing
 liabilities:
  Savings
   accounts      $   43,383        225    1.07   $   42,946      725     1.69   $   49,523    1,449    2.93
  Checking and
   NOW accounts(2)  311,210        644    0.41      243,171    1,364     0.56      199,394    1,169    0.59
  Money market
   accounts         146,504      1,592    2.18      129,896    4,249     3.27      137,876    5,632    4.08
  Certificates of
   deposit          903,329     36,745    3.79      835,957   46,364     5.55      753,922   44,870    5.95
                 ----------   --------   -----   ----------  --------   -----   ---------- --------  ------
    Total
     deposits     1,404,426     39,206    2.79    1,251,970   52,702     4.21    1,140,715   53,120    4.66
  Other interest-
   bearing
   liabilities:
    FHLB advances   451,816     24,094    5.33      505,631   29,990     5.93      509,665   31,568    6.19
    Trust preferred
     securities      18,685      1,151    6.16           --       --       --           --       --       -
    Other
     borrowings      66,578      1,518    2.28       73,695    3,252     4.41       75,260    4,906    6.52
                 ----------   --------   -----   ----------  --------   -----   ---------- --------  ------
    Total
     borrowings     537,079     26,763    4.98      579,326   33,242     5.74      584,925   36,474    6.24
                 ----------   --------   -----   ----------  --------   -----   ---------- --------  ------
    Total interest-
     bearing
     liabilities  1,941,505     65,969    3.40    1,831,296   85,944     4.69    1,725,640   89,594    5.19
                              --------   -----               --------   -----              --------  ------
Non-interest-
 bearing
 liabilities         13,177                          15,277                         11,906
                 ----------                      ----------                     ----------
  Total
   liabilities    1,954,682                       1,846,573                      1,737,546
                 ----------                      ----------                     ----------
Stockholders'
 equity             196,478                         197,017                        184,167
                 ----------                      ----------                     ----------
  Total liabili-
   ties and
   Stockholders'
   equity        $2,151,160                      $2,043,590                     $1,921,713
                 ==========                      ==========                     ==========
Net interest
 income/rate
 spread                       $ 78,307    3.80%              $ 71,722    3.52%             $ 68,704   3.49%
                              ========   =====               ========   =====              ========  =====

Net interest
 margin                                   3.91%                          3.73%                        3.77%
                                         =====                          =====                        =====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                            103.14%                        104.89%                      105.67%
                                        ======                         ======                       ======

                                            (footnotes follow tables)

                                                        42

Table 13: Analysis of Net Interest Spread (dollars in thousands) (continued)
-----------------------------------------

                                Year Ended December 31, 1999         Nine Months Ended December 31, 1999 (3)
                              ---------------------------------      -----------------------------------
                                Average    Interest &    Yield/         Average    Interest &    Yield/
                                Balance    Dividends     Cost           Balance    Dividends      Cost
                                -------    ---------     ----           -------    ---------      ----
Interest-earning assets:
  Mortgage loans              $  921,520   $  80,289      8.71%        $  943,498   $  61,589     8.66%
  Commercial/agricultural
   loans                         219,982      20,751      9.43            230,067      16,230     9.36
  Consumer and other loans        54,736       5,428      9.92             57,600       4,288     9.88
                              ----------   ---------    ------         ----------   ---------   ------
    Total loans (1)            1,196,238     106,468      8.90          1,231,165      82,107     8.85
  Mortgage-backed securities     238,888      14,953      6.26            241,760      11,630     6.38
  Securities and deposits        135,223       8,360      6.18            128,330       6,009     6.21
  FHLB stock                      23,360       1,721      7.37             23,565       1,286     7.24
                              ----------   ---------    ------         ----------   ---------   ------
    Total investment
     securities                  397,471      25,034      6.30            393,655      18,925     6.38
                              ----------   ---------    ------         ----------   ---------   ------
    Total interest-earning
     assets                    1,593,709     131,502      8.25          1,624,820     101,032     8.25
                                           ---------    ------                      ---------   ------
Non-interest-earning assets       97,338                                   99,356
                              ----------                               ----------
    Total assets              $1,691,097                               $1,724,176
                              ==========                               ==========
Interest-bearing liabilities:
  Savings accounts            $   58,568       1,752      2.99         $   58,942       1,336     3.01
  Checking and NOW accounts(2)     1,161       1,161      0.62            191,705         896     0.62
  Money market accounts          145,182       5,358      3.69            149,269       4,152     3.69
  Certificates of deposit        610,136      32,530      5.33            629,856      25,091     5.29
                              ----------   ---------    ------         ----------   ---------   ------
    Total deposits             1,000,748      40,801      4.08          1,029,772      31,475     4.06
  Other interest-bearing
   liabilities:
    FHLB advances                420,647      24,284      5.77            425,293      18,505     5.78
    Trust preferred securities        --          --        --                 --          --        -
    Other borrowings              78,292       4,275      5.46             77,680       3,221     5.50
                              ----------   ---------    ------         ----------   ---------   ------
    Total borrowings             498,939      28,559      5.72            502,973      21,726     5.73
                              ----------   ---------    ------         ----------   ---------   ------
    Total interest-bearing
     liabilities               1,499,687      69,360      4.62          1,532,745      53,201     4.61
                                           ---------    ------                      ---------   ------
Non-interest-bearing
 liabilities                      11,251                                   11,422
                              ----------                               ----------
    Total liabilities          1,510,938                                1,544,167
                              ----------                               ----------
Stockholders' equity             180,159                                  180,009
                              ----------                               ----------
    Total liabilities and
     stockholders' equity     $1,691,097                               $1,724,176
                              ==========                               ==========
Net interest income/
 rate spread                               $  62,142      3.63%                     $  47,831     3.64%
                                           =========    ======                      =========   ======


Net interest margin                                       3.90%                                   3.91
                                                        ======                                  ======
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities                                            106.27%                                 106.01%
                                                        ======                                  ======

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

Table 14:  Rate/Volume Analysis (in thousands)
-------------------------------

                                Year Ended                   Year Ended                  Year Ended
                            December 31, 2002            December 31, 2001           December 31, 2000
                          Compared to Year Ended       Compared to Year Ended      Compared to Year Ended
                            December 31, 2001            December 31, 2000           December 31, 1999
                        Increase (Decrease) Due to   Increase (Decrease) Due to   Increase (Decrease) Due to
                        --------------------------   --------------------------   -------------------------
                          Rate     Volume    Net       Rate    Volume     Net       Rate   Volume     Net
                          ----     ------    ---       ----    ------     ---       ----   -------    ---

Interest-earning assets:
  Mortgage loans       $ (6,641) $ (1,476) $ (8,117) $ (3,560) $ 9,913  $  6,353   $ 2,357  $14,460 $16,817
  Commercial/
   agricultural loans    (5,716)    3,930    (1,786)   (4,557)   4,188      (369)    1,549    5,072   6,621
  Consumer and other
   loans                 (1,362)   (1,148)   (2,510)     (444)  (1,169)   (1,613)       95    1,393   1,488
                       --------  --------  --------  --------  -------  --------   -------  ------- -------
    Total loans (1)     (13,719)    1,306   (12,413)   (8,561)  12,932     4,371     4,001   20,925  24,926
                       --------  --------  --------  --------  -------  --------   -------  ------- -------

  Mortgage-backed
   securities            (1,985)      527    (1,458)   (1,534)  (1,628)   (3,162)    1,250     (845)    405
  Securities and
   deposits              (2,195)    2,749       554      (441)  (1,705)   (2,146)      662      796   1,458
  FHLB stock               (207)      134       (73)      105      200       305      (215)     222       7
                       --------  --------  --------  --------  -------  --------   -------  ------- -------
    Total investment
     securities          (4,387)    3,410      (977)   (1,870)  (3,133)   (5,003)    1,697      173   1,870
                       --------  --------  --------  --------  -------  --------   -------  ------- -------
Total net change in
 interest income on
 interest-earning
 assets                 (18,106)    4,716   (13,390)  (10,431)   9,799      (632)    5,698   21,098  26,796
                       --------  --------  --------  --------  -------  --------   -------  ------- -------

Interest-bearing
 liabilities:
  Deposits              (19,347)    5,851   (13,496)   (5,366)   4,948      (418)    6,209    6,110  12,319
                       --------  --------  --------  --------  -------  --------   -------  ------- -------
  FHLB advances          (2,874)   (3,022)   (5,896)   (1,328)    (250)   (1,578)    1,865    5,419   7,284
  Trust preferred
   securities                --     1,151     1,151        --       --        --        --       --      --
  Other borrowings       (1,678)      (56)   (1,734)   (1,641)     (13)   (1,654)      946     (315)    631
                       --------  --------  --------  --------  -------  --------   -------  ------- -------
    Total borrowings     (4,552)   (1,927)   (6,479)   (2,969)    (263)   (3,232)    2,811    5,104   7,915
                       --------  --------  --------  --------  -------  --------   -------  ------- -------


Total net change in
 interest expense on
 interest-bearing
 liabilities            (23,899)    3,924   (19,975)   (8,335)   4,685    (3,650)    9,020   11,214  20,234
                       --------  --------  --------  --------  -------  --------   -------  ------- -------

Net change in net
 interest income       $  5,793  $    792  $  6,585  $ (2,096) $ 5,114  $  3,018   $(3,322) $ 9,884 $ 6,562
                       ========  ========  ========  ========  =======  ========   =======  ======= =======

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

The activities of the Company, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution's earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution's assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk impacting the Company's financial performance.

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets; however, in the current low interest rate environment, accelerated prepayments and calls on loans and securities have resulted in shorter expected lives on many earning assets than has historically been the case, reversing this general characterization. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company.

The principal objectives of asset/liability management are: to evaluate the interest rate risk exposure of the Company; to determine the level of risk appropriate given the Company's operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company's interest rate risk consistent with regulatory guidelines and policies approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its earnings and capital position to changes in the level of interest rates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of the Company's senior management. The committee closely monitors the Company's interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.


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

Tables 15 and 15(a), Interest Rate Risk Indicators, set forth as of December 31, 2002 and 2001, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table 15: Interest Rate Risk Indicators (dollars in thousands)
---------------------------------------

                                           As of December 31, 2002
                                             Estimated Change in
                               ---------------------------------------------
Change (in Basis Points)        Net Interest Income
 in Interest Rates (1)            Next 12 Months          Net Market Value
------------------------       --------------------   ----------------------

        +400                   $ 3,741       4.7%     $ (52,299)    (27.2%)
        +300                     1,671       2.1%       (34,418)    (18.1%)
        +200                      (606)     (0.8%)      (17,807)     (9.4%)
        +100                    (1,546)     (1.9%)       (5,019)     (2.6%)
           0                         0       0.0%             0       0.0%
        -100                      (683)     (0.9%)       (3,335)     (1.8%)
        -200                    (4,157)     (5.2%)      (10,032)     (5.3%)
        -300                      n/a         n/a          n/a         n/a
        -400                      n/a         n/a          n/a         n/a

Table 15(a): Interest Rate Risk Indicators  (dollars in thousands)
------------------------------------------

                                           As of December 31, 2001
                                             Estimated Change in
                               ---------------------------------------------
Change (in Basis Points)        Net Interest Income
 in Interest Rates (1)            Next 12 Months          Net Market Value
------------------------       --------------------   ----------------------

        +400                   $   631       0.8%     $ (84,482)    (43.7%)
        +300                     1,123       1.4%       (53,360)    (27.6%)
        +200                       698       0.9%       (30,333)    (15.7%)
        +100                      (186)     (0.2%)      (11,231)     (5.8%)
           0                         0         0%             0         0%
        -100                      (334)     (0.4%)        1,846       1.0%
        -200                    (1,258)     (1.6%)       (1,692)     (0.9%)
        -300                      n/a         n/a          n/a         n/a
        -400                      n/a         n/a          n/a         n/a

----------
1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

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

Tables 16 and 16(a), Interest Sensitivity Gap, present the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2002 and 2001. The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2002, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $200.2 million, representing a one-year gap to total assets ratio of 8.84%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps for the Company as of December 31, 2002 and 2001 are within policy guidelines. Management considers that the Company's current level of interest rate risk is reasonable.


Table 16:  Interest Sensitivity Gap
-----------------------------------
as of December 31, 2002
-----------------------
                                            After      After       After       After
                                         6 Months,    1 Year     3 Years,    5 Years
                                Within     Within     Within      Within      Within      Over
                              6 Months     1 Year    3 Years     5 Years    10 Years    10 Years    Total
                             ----------  --------   ---------   ---------  ----------  ----------  --------
                                                              (dollars in thousands)
Interest-earning assets:(1)
  Construction loans        $ 239,747   $   1,236  $   1,818   $    436    $     --   $     --   $  243,237
  Fixed-rate mortgage loans    77,666      47,131    131,239    109,811     141,993     46,425      554,265
  Adjustable-rate mortgage
   loans                      200,050      56,350     74,033     25,392       3,647         --      359,472
  Fixed-rate mortgage-backed
   securities                  29,138      19,318     55,877     35,220      38,205     14,825      192,583
  Adjustable-rate mortgage-
   backed securities           76,167          --         --         --          --         --       76,167
  Fixed-rate commercial/
   agricultural loans          29,776      16,490     33,779     10,489       3,706         90       94,330
  Adjustable-rate commercial/
   agricultural loans         253,248       4,269      5,200      3,718         304         --      266,739
  Consumer and other loans     28,841       7,330     14,135      6,658       1,923        327       59,214
  Investment securities and
   interest-earning deposits  152,375       4,213     19,553      2,350       6,308     56,275      241,074
                            ---------   ---------  ---------   ---------   --------   --------   ----------

  Total rate sensitive
   assets                   1,087,008     156,337    335,634    194,074     196,086    117,942    2,087,081
                            ---------   ---------  ---------   ---------   --------   --------   ----------

Interest-bearing
 liabilities:(2)
  Regular savings and NOW
   accounts                    33,654      33,653     78,524     78,524          --         --      224,355
  Money market deposit
   accounts                    74,049      44,429     29,619         --          --         --      148,097
  Certificates of deposit     436,714     230,610    170,698     77,857       8,917         29      924,825
  FHLB advances                44,790     106,400    130,694     61,930     121,079        849      465,742
  Other borrowings             30,352          --         --         --          --         --       30,352
  Retail repurchase
   agreements                   8,393         125      1,796         --         428         --       10,742
                            ---------   ---------  ---------   ---------   --------   --------   ----------

   Total rate sensitive
    liabilities               627,952     415,217    411,331    218,311     130,424        878    1,804,113
                            ---------   ---------  ---------   ---------   --------   --------   ----------

Excess (deficiency) of
 interest-sensitive assets
  over interest-sensitive
  liabilities               $ 459,056   $(258,880) $ (75,697)  $ (24,237)  $ 65,662   $117,064   $  282,968
                            =========   =========  =========   =========   ========   ========   ==========
Cumulative excess
 (deficiency) of interest-
 sensitive assets           $ 459,056   $ 200,176  $ 124,479   $ 100,242   $165,904   $282,968   $  282,968
                            =========   =========  =========   =========   ========   ========   ==========

Cumulative ratio of
 interest-earning assets
 to interest-bearing
 liabilities                   173.10%     119.19%    108.56%     105.99%    109.20%    115.68%      115.68%
                            =========   =========  =========   =========   ========   ========   ==========
Interest sensitivity gap to
 total assets                   20.28%     (11.44%)    (3.34%)     (1.07%)     2.90%      5.17%       12.50%
                            =========   =========  =========   =========   ========   ========   ==========
Ratio of cumulative gap to
 total assets                   20.28%       8.84%      5.50%       4.43%      7.33%     12.50%       12.50%
                            =========   =========  =========   =========   ========   ========   ==========

                                         (footnotes follow tables)

                                                48


Table 16(a):  Interest Sensitivity Gap
--------------------------------------
 as of December 31, 2001
------------------------

                                            After      After       After       After
                                         6 Months,    1 Year     3 Years,    5 Years
                                Within     Within     Within      Within      Within      Over
                              6 Months     1 Year    3 Years     5 Years    10 Years    10 Years    Total
                             ----------  --------   ---------   ---------  ----------  ----------  --------
                                                              (dollars in thousands)
Interest-earning assets:(1)
  Construction loans         $ 226,785   $   4,000   $  2,581  $   1,284    $     --   $     --  $  234,650
  Fixed-rate mortgage loans     55,894      39,456    129,272     97,285     158,105    172,712     652,724
  Adjustable-rate mortgage
   loans                       184,250      60,550     57,062     11,278          --         --     313,140
  Fixed-rate mortgage-backed
   securities                    8,421       8,143     41,922     27,563      25,418     17,357     128,824
  Adjustable-rate mortgage-
   backed securities            74,579       3,562         --         --          --         --      78,141
  Fixed-rate commercial/
   agricultural loans           13,181      10,950     36,882     25,072       8,655      1,285      96,025
  Adjustable-rate commercial/
   agricultural loans          239,283          --         --         --          --         --     239,283
  Consumer and other loans      27,170       8,472     15,561      6,817       3,981         --      62,001
  Investment securities and
   interest-earning deposits    48,873      17,880     17,535      5,520      16,338     43,824     149,970
                             ---------   ---------   --------  ---------    --------   --------  ----------
  Total rate sensitive
   assets                      878,436     153,013    300,815    174,819     212,497    235,178   1,954,758
                             ---------   ---------   --------  ---------    --------   --------  ----------

Interest-bearing liabilities:(2)
  Regular savings and NOW
   accounts                     25,407      25,409     59,287     59,287          --         --     169,390
  Money market deposit
   accounts                     67,971      40,783     27,189         --          --         --     135,943
  Certificates of deposit      419,725     249,007    105,815     29,583       5,558        114     809,802
  FHLB advances                 88,100      87,370     99,984    100,600     125,079        849     501,982
  Other borrowings              59,826          --         --         --          --         --      59,826
  Retail repurchase
   agreements                   13,937         447      2,368         --          --         --      16,752
                             ---------   ---------   --------  ---------    --------   --------  ----------

   Total rate sensitive
    liabilities                674,966     403,016    294,643    189,470     130,637        963   1,693,695
                             ---------   ---------   --------  ---------    --------   --------  ----------

Excess (deficiency) of
 interest-sensitive assets
 over interest-sensitive
 liabilities                 $ 203,470   $(250,003)  $  6,172  $ (14,651)   $ 81,860   $234,215  $  261,063
                             =========   =========   ========  =========    ========   ========  ==========
Cumulative excess
 (deficiency) of interest-
 sensitive assets            $ 203,470   $ (46,533)  $(40,361) $ (55,012)   $ 26,848   $261,063  $  261,063
                             =========   =========   ========  =========    ========   ========  ==========

Cumulative ratio of
 interest-earning assets
 to interest-bearing
 liabilities                    130.15%      95.68%     97.06%     96.48%     101.59%    115.41%     115.41%
                             =========   =========   ========  =========    ========   ========  ==========
Interest sensitivity gap to
 total assets                     9.75%     (11.98%)     0.30%     (0.70%)      3.92%     11.22%      12.51%
                             =========   =========   ========  =========    ========   ========  ==========
Ratio of cumulative gap to
 total assets                     9.75%      (2.23%)    (1.93%)    (2.64%)      1.29%     12.51%      12.51%
                             =========   =========   ========  =========    ========   ========  ==========

                                        (footnotes follow tables)

                                                  49

Footnotes for Tables 16 and 16(a):  Interest Sensitivity Gap
------------------------------------------------------------

(1) Adjustable-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due to mature, and fixed-rate assets are included in the period in which they are scheduled to be repaid based upon scheduled amortization, in each case adjusted to take into account estimated prepayments. Mortgage loans and other loans are not reduced for allowances for loan losses and non-performing loans. Mortgage loans, mortgage-backed securities, other loans and investment securities are not adjusted for deferred fees and unamortized acquisition premiums and discounts.

(2) Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $13.5 million, or 0.60% of total assets at December 31, 2002, and $(192.3) million, or (9.21%), at December 31, 2001. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 13, Analysis of Net Interest Spread, included in the section, "Yields Earned and Rates Paid."


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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the years ended December 31, 2002, 2001 and 2000, the Company purchased loans of $52.0 million, $4.9 million and $12.0 million, respectively, while loan originations, net of repayments, totaled $368.6 million, $346.3 million and $292.2 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth. During the years ended December 31, 2002, 2001 and 2000, the Company sold $457.7 million, $270.3 million and $135.7 million, respectively, of loans. Net deposit growth was $202.0 million, $103.1 million and $114.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. FHLB advances decreased $36.2 million and $5.1 million for the years ended December 31, 2002 and 2001, respectively, and increased $40.6 million for the year ended December 31, 2000. Other borrowings decreased $35.5 million for the year ended December 31, 2002, increased $2.2 million for the year ended December 31, 2001 and decreased $7.1 million for the year ended December 31, 2000.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the years ended December 31, 2002, 2001 and 2000, the Bank used its source of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At December 31, 2002, the Bank had outstanding loan commitments totaling $410.9 million, including undisbursed loans in process and unused credit lines, totaling $358.4 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances that in the aggregate may equal the lesser of 35% of the Bank's assets or adjusted qualifying collateral, up to a total possible credit line of $695.0 million at December 31, 2002. Advances under this credit facility totaled $465.7 million, or 20.6% of the Bank's assets, at December 31, 2002.

At December 31, 2002, savings certificates amounted to $924.8 million, or 61.7% of the Bank's total deposits, including $667.3 million which were scheduled to mature by December 31, 2003. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

                            Capital Requirements

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. Banner Bank, as a state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At December 31, 2002 the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business Regulation," and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's and the Bank's regulatory capital requirements.

Table 17, Regulatory Capital Ratios, shows the regulatory capital ratios of the Company and its subsidiary Bank as of December 31, 2002 and minimum regulatory requirements for the Bank to be categorized as "well-capitalized."

Table 17:  Regulatory Capital Ratios
------------------------------------

                                  The       The        "Well-capitalized"
     Capital Ratios             Company     Bank          Minimum Ratio
----------------------          -------    ------      ------------------
Total capital to risk-
  weighted assets                12.96%     10.73%           10.00%
Tier 1 capital to risk-
  weighted assets                11.66       9.43             6.00
Tier 1 leverage capital
  to average assets               8.77       7.08             5.00


                   Effect of Inflation and Changing Prices

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary effect of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

See pages 45-50 of Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 57.


ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2002.

                                                                   (c)
                                                          Number of securities
                                                          remaining available
                          (a)                   (b)       for future issuance
                  Number of securities  Weighted average     under equity
                   to be issued upon      exercise price   compensation plans
                      exercise of        of outstanding  (excluding securities
                  outstanding options   options, warrants     reflected in
 Plan category    warrants and rights       and rights         column (a))
----------------  -------------------   -----------------  -------------------
Equity compen-
 sation plans
 approved by
 security holders:
  Option plan        1,760,975               $14.66             310,342
  Restricted stock
   plan                 13,317                 n/a               39,190

Equity compen-
 sation plans
 not approved
 by security
 holders:                none                  n/a                none
                     ---------                                  -------

    Total            1,774,292                                  349,932
                     =========                                  =======

{a} Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders.

{b} Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders.

{c} Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 13 - Certain Relationships and Related Transactions

The information contained under the section captioned "Transactions with Management" in the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13 (a)- 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this Annual Report on form 10-K for the year ended December 31, 2002. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: The Company has not made any significant changes in, nor taken any corrective actions regarding, its internal controls or other factors that could significantly affect these controls subsequent to the date of that evaluation.



                                 Part IV


ITEM 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K


{a}    {1}  Financial Statements

            See Index to Consolidated Financial Statements on page 57.

       {2}  Financial Statement Schedules

    All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.


{b}         Reports on 8-K:

            Reports on Form 8-K filed during the quarter ended December 31, 2002 are as follows:

              Date Filed     Purpose
              ----------     -------
              10/28/2002     On October 28, 2002 the Registrant announced that
                             its Board of Directors had elected a new member, Gordon E. Budke, a Certified Public Accountant who retired from Coopers & Lybrand in October
                             1997. Mr. Budke will stand for election at the Registrant's annual meeting in April 2003.

              12/23/2002     On December 20, 2002 the Registrant announced
                             that as a result of further deterioration in the quality of the loan portfolio, it anticipates its fourth quarter loan loss provision will be approximately $7.0 million. The increase in the provision will substantially eliminate fourth quarter profitability for the Registrant.

{c}         Exhibits

            See Index of Exhibits on page 100.

Signatures of Registrant

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2003.

                                      Banner Corporation


                                      /s/ D. Michael Jones
                                      -------------------------------------
                                      D. Michael Jones
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 20, 2003.


/s/ D. Michael Jones                  /s/ Lloyd W. Baker
---------------------------------     -------------------------------------
D. Michael Jones                      Lloyd W. Baker
President and Chief Executive         Executive Vice President and
Officer; Director                     Chief Financial Officer
(Principal Executive Officer)         (Principal Financial and Accounting
                                      Officer)


/s/ David Casper                      /s/ Robert D. Adams
---------------------------------     -------------------------------------
David Casper                          Robert D. Adams
Director                              Director


/s/ Steven Sundquist                  /s/Jesse G. Foster
---------------------------------     -------------------------------------
Steven Sundquist                      Jesse G. Foster
Director                              Director


/s/ Gary Sirmon                       /s/ Dean W. Mitchell
---------------------------------     -------------------------------------
Gary Sirmon                           Dean W. Mitchell
Chairman of the Board                 Director


/s/ Brent A. Orrico                   /s/Wilber Pribilsky
---------------------------------     -------------------------------------
Brent A. Orrico                       Wilber Pribilsky
Director                              Director


/s/ Margaret C. Langlie               /s/Gordon E. Budke
---------------------------------     -------------------------------------
Margaret C. Langlie                   Gordon E. Budke
Director                              Director

                               CERTIFICATIONS

       CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION PURSUANT TO RULES 13a-14 AND 15d -14 UNDER THE SECURITIES ACT OF 1934


I, D. Michael Jones, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Banner Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003                         /s/D. Michael Jones
                                       -------------------------------
                                       D. Michael Jones

                                       Chief Executive Officer

                               CERTIFICATIONS

       CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION PURSUANT TO RULES 13a-14 AND 15d -14 UNDER THE SECURITIES ACT OF 1934


I, Lloyd W. Baker, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Banner Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003                         /s/Lloyd W. Baker
                                       -------------------------------
                                       Lloyd W. Baker

                                       Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      BANNER CORPORATION AND SUBSIDIARIES
                          (Item 8 and Item 14 (a) (1))



                                                                     Page
                                                                     ----
Report of Management................................................. 58
Report of Audit Committee............................................ 58
Independent Auditors' Report......................................... 59
Consolidated Statements of Financial Condition as of December 31,
 2002 and 2001....................................................... 60
Consolidated Statements of Income for the Years Ended December 31,
 2002, 2001 and 2000................................................. 61
Consolidated Statements of Comprehensive Income for the Years Ended
 December 31, 2002, 2001, and 2000................................... 62
Consolidated Statements of Changes in Stockholders' Equity for the
 Years Ended December 31, 2002, 2001, and 2000....................... 63
Consolidated Statements of Cash Flows for the Years Ended December
 31, 2002, 2001 and 2000............................................. 67
Notes to the Consolidated Financial Statements....................... 69

March 14, 2003

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

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff, which reports to the Audit Committee of the Board of Directors. Internal auditors monitor the operation of the internal control system and report findings to management and the Audit Committee. When appropriate, corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit Committee provides oversight to the financial reporting process. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management. The Audit Committee is responsible for the selection of the independent auditors. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Committee.

/s/D. Michael Jones, Chief Executive Officer
/s/Lloyd W. Baker, Chief Financial Officer





March 14, 2003


Report of the Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors is comprised entirely of independent directors who are not employees of the Company. The Audit Committee has reviewed the audited financial statements of Banner Corporation with management of the Company, including a discussion of the quality of the accounting principles applied and significant judgments and estimates affecting the financial statements. The Audit Committee has also discussed with the outside auditors the auditors' opinion of the quality of those principles and significant judgments as applied by management in preparation of the financial statements. In addition, the members of the Audit Committee have discussed among themselves, without management or the outside auditors present, the information disclosed to the committee by management and the outside auditors and have met regularly with the internal audit staff, without management present, to review compliance with approved policies and procedures. In reliance on these reviews and discussions, the Audit Committee believes that the financial statements of Banner Corporation and subsidiaries are fairly presented.

/s/Gordon E. Budke
Audit Committee Chairman

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Banner Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 3 to the financial statements, the Company adopted Statement of Financial Accountings Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/Deloitte and Touche LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
March 14, 2003

                    BANNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (in thousands, except shares)
                        December 31, 2002 and 2001

                                                      2002           2001
                                                  ----------     ----------
ASSETS
Cash and due from banks                           $  132,910     $   67,728
Securities available for sale, cost
 $415,855 and $298,332
  Encumbered                                          32,955         64,126
  Unencumbered                                       388,267        237,721
                                                  ----------     ----------
                                                     421,222        301,847

Securities held to maturity, fair value
 $13,414 and $14,902                                  13,253         14,828
Federal Home Loan Bank stock                          32,831         30,840
Loans receivable:
  Held for sale, fair value $39,984 and $43,647       39,366         43,235
  Held for portfolio                               1,534,100      1,549,742
  Allowance for loan losses                          (26,539)       (17,552)
                                                  ----------     ----------
                                                   1,546,927      1,575,425

Accrued interest receivable                           13,689         12,929
Real estate held for sale, net                         6,062          3,011
Goodwill and intangibles, net                         36,714         31,437
Property and equipment, net                           20,745         18,151
Deferred income tax asset, net                         2,786          1,443
Bank owned life insurance                             31,809         20,304
Other assets                                           4,224          9,151
                                                  ----------     ----------
                                                  $2,263,172     $2,087,094
                                                  ==========     ==========

LIABILITIES
Deposits:
  Non-interest-bearing                            $  200,500     $  180,813
  Interest-bearing                                 1,297,278      1,114,998
                                                  ----------     ----------
                                                   1,497,778      1,295,811

Advances from Federal Home Loan Bank                 465,743        501,982
Trust preferred securities                            40,000
Other borrowings                                      41,202         76,715
Accrued expenses and other liabilities                24,700         17,591
Deferred compensation                                  3,372          2,655
                                                  ----------     ----------
                                                   2,072,795      1,894,754

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000
 shares authorized, no shares issued                      --              -
Common stock - $0.01 par value, 27,500,000
 shares authorized, 13,201,418 shares issued:
   11,306,977 shares and 11,634,159 shares
    outstanding at December 31, 2002 and
    2001, respectively                               120,554        126,844
Retained earnings                                     70,813         68,104
Accumulated other comprehensive income (loss):
  Unrealized gain (loss) on securities
   available for sale                                  3,488          2,264
Unearned shares of common stock issued to
 Employee Stock Ownership Plan (ESOP) trust:
  515,707 and 577,039 restricted shares outstanding
   at December 31, 2002 and 2001, respectively,
   at cost                                            (4,262)        (4,769)

Carrying value of shares held in trust for
 stock related compensation plans                     (3,190)        (2,870)
Liability for common stock issued to deferred,
 stock related, compensation plan                      2,974          2,767
                                                  ----------     ----------
                                                        (216)          (103)
                                                  ----------     ----------
                                                     190,377        192,340
                                                  ----------     ----------
                                                  $2,263,172     $2,087,094
                                                  ==========     ==========

                 See notes to consolidated financial statements

                      BANNER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except for per share data)
               For the Years Ended December 31, 2002, 2001 and 2000

                                             2002        2001        2000
                                           --------    --------    --------
INTEREST INCOME:
  Loans receivable                         $123,352    $135,765    $131,394
  Mortgage-backed securities                 10,738      12,196      15,358
  Securities and cash equivalents            10,186       9,705      11,546
                                           --------    --------    --------
                                            144,276     157,666     158,298
                                           --------    --------    --------

INTEREST EXPENSE:
  Deposits                                   39,206      52,702      53,120
  Federal Home Loan Bank advances            24,094      29,990      31,568
  Trust preferred securities                  1,151          --           -
  Other borrowings                            1,518       3,252       4,906
                                           --------    --------    --------
                                             65,969      85,944      89,594
                                           --------    --------    --------
  Net interest income before provision
   for loan losses                           78,307      71,722      68,704
PROVISION FOR LOAN LOSSES                    21,000      13,959       2,867
                                           --------    --------    --------
  Net interest income                        57,307      57,763      65,837

OTHER OPERATING INCOME:
  Loan servicing fees                         1,471       1,158       1,069
  Other fees and service charges              5,804       5,704       5,251
  Mortgage banking operations                 6,695       4,575       2,517
  Gain on sale of securities                     27         687          63
  Miscellaneous                               1,880       1,341         351
                                           --------    --------    --------
  Total other operating income               15,877      13,465       9,251

OTHER OPERATING EXPENSES:
  Salary and employee benefits               38,262      29,865      26,392
  Less capitalized loan origination costs    (5,780)     (4,897)     (3,519)
  Occupancy and equipment                     8,522       7,947       7,084
  Information/computer data services          3,331       4,191       2,526
  Advertising                                 2,220       1,171         788
  Check kiting loss                              --       8,100           -
  Amortization of goodwill and intangibles      255       3,180       3,170
  Miscellaneous                              13,635      10,079      10,061
                                           --------    --------    --------
  Total other operating expenses             60,445      59,636      46,502
                                           --------    --------    --------

  Income (loss) before provision for
   income taxes                              12,739      11,592      28,586

PROVISION FOR INCOME TAXES                    3,479       4,142      10,238
                                           --------    --------    --------
NET INCOME (LOSS)                          $  9,260    $  7,450    $ 18,348
                                           ========    ========    ========

Earnings (Loss) per common share: see
 Notes 2 and 25
   Basic                                   $   0.85    $   0.67    $   1.62
   Diluted                                 $   0.82    $   0.64    $   1.60
Cumulative dividends declared per
 common share                              $   0.60    $   0.56    $   0.52

                See notes to consolidated financial statements

                     BANNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (in thousands)
             For the Years Ended December 31, 2002, 2001 and 2000



                                            2002         2001        2000
                                          -------      -------     -------

NET INCOME                                $ 9,260      $ 7,450     $18,348

OTHER COMPREHENSIVE INCOME (LOSS), NET
 OF INCOME TAXES:
   Unrealized holding gain (loss) during
    the period, net of deferred income
    tax (benefit) of $637, $2,107
    and $2,344                              1,241        3,836       4,248
   Less adjustment for gains included in
    net income, net of income tax of $10,
    $240 and $21                              (17)        (447)        (42)
                                          -------      -------     -------
   Other comprehensive income (loss)        1,224        3,389       4,206
                                          -------      -------     -------

COMPREHENSIVE INCOME                      $10,484      $10,839     $22,554
                                          =======      =======     =======

                  See notes to consolidated financial statements

                           BANNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (in thousands)
                  For the Years Ended December 31, 2002, 2001 and 2000
                                                                               Carrying Value,
                                                                               Net of Liability,
                                                                               Of Shares Held
                           Common Stock             Accumulated    Unearned    in Trust for
                           and Additional              Other       Restricted  Stock-Related    Total
                               Paid-in    Retained  Comprehensive    ESOP      Compensation   Stockholders'
                               Capital    Earnings  Income (Loss)   Shares        Plans         Equity
                              ---------   --------  -------------  ----------  ------------   ------------
BALANCE, January 1, 2002      $ 126,844   $ 68,104   $     2,264   $  (4,769)   $     (103)   $    192,340

 Net income                                  9,260                                                   9,260

 Change in valuation of
  securities available for sale,
  net of income taxes                                      1,224                                     1,224

 Cash dividend on common stock              (6,551)                                                 (6,551)
  ($.60/share cumulative)

 Purchase and retirement of
  common stock                   (8,391)                                                            (8,391)

 Proceeds from issuance of
  common stock for exercise
  of stock options                1,205                                                              1,205

 Net issuance of stock through
  employees' stock plans,
  including tax benefit             896                                  507          (155)          1,248

 Amortization of compensation
  related to MRP                                                                        42              42
                              ---------   --------  -------------  ----------  ------------   ------------
BALANCE, December 31, 2002    $ 120,554   $ 70,813   $      3,488  $   (4,262) $      (216)    $   190,377
                              =========   ========  =============  ==========  ============   ============

                                        Continued

                                            63

                           BANNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (in thousands)
                  For the Years Ended December 31, 2002, 2001 and 2000
                                                                               Carrying Value,
                                                                               Net of Liability,
                                                                               Of Shares Held
                           Common Stock             Accumulated    Unearned    in Trust for
                           and Additional              Other       Restricted  Stock-Related    Total
                               Paid-in    Retained  Comprehensive    ESOP      Compensation   Stockholders'
                               Capital    Earnings  Income (Loss)   Shares        Plans         Equity
                              ---------   --------  -------------  ----------  ------------   ------------
BALANCE, January 1, 2001      $ 133,839   $ 66,893  $      (1,125) $   (5,234) $      (578)   $    193,795

 Net income                                  7,450                                                   7,450

 Change in valuation of
  securities available for
  sale, net of income taxes                                 3,389                                    3,389

 Cash dividend on common stock              (6,239)                                                 (6,239)
  ($.56/share cumulative)

 Purchase and retirement of
  common stock                  (10,162)                                                           (10,162)

 Proceeds from issuance of
  common stock for exercise
  of stock options                2,277                                                              2,277

 Net issuance of stock through
  employees' stock plans,
  including tax benefit             890                                   465          (48)          1,307

 Amortization of compensation
  related to MRP                                                                       523             523
                              ---------   --------  -------------  ----------  ------------   ------------
BALANCE, December 31, 2001    $ 126,844   $ 68,104  $       2,264  $   (4,769) $      (103)   $    192,340
                              =========   ========  =============  ==========  ============   ============

                                        Continued

                                            64


                           BANNER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (in thousands)
                  For the Years Ended December 31, 2002, 2001 and 2000
                                                                               Carrying Value,
                                                                               Net of Liability,
                                                                               Of Shares Held
                           Common Stock             Accumulated    Unearned    in Trust for
                           and Additional              Other       Restricted  Stock-Related    Total
                               Paid-in    Retained  Comprehensive    ESOP      Compensation   Stockholders'
                               Capital    Earnings  Income (Loss)   Shares        Plans         Equity
                              ---------   --------  -------------  ----------  ------------   ------------
BALANCE, January 1, 2000      $ 123,204   $ 69,170  $      (5,331) $   (6,162) $     (1,708)  $    179,173

 Net income                                 18,348                                                  18,348

 Change in valuation of
  securities available for
  sale, net of income taxes                                 4,206                                    4,206

 Cash dividend on common stock              (5,887)                                                 (5,887)
  ($.52/share cumulative)

 Stock dividend                  14,731    (14,731)                                                     --

 Purchase and retirement of
  common stock                   (5,373)                                                            (5,373)

 Proceeds from issuance of
  common stock for exercise of
  stock options                     578                                                                578

 Issuance of stock in connection
  with acquisition                   53                                                                 53

 Net issuance of stock through
  employees' stock plans,
  including tax benefit             646                                   928            78          1,652

 Other                                          (7)                                                     (7)

 Amortization of compensation
  related to MRP                                                                      1,052          1,052
                              ---------   --------  -------------  ----------  ------------   ------------
BALANCE, December 31, 2000    $ 133,839   $ 66,893  $      (1,125) $   (5,234) $       (578)  $    193,795
                              =========   ========  =============  ==========  ============   ============
                                               65

                 BANNER CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (in thousands)
         For the Years Ended December 31, 2002, 2001 and 2000

                                                     2002     2001     2000
                                                    ------   ------   ------
COMMON STOCK, SHARES ISSUED
  Number of shares, beginning of period             13,201   13,201   13,201
                                                    ------   ------   ------
  Number of shares, end of period                   13,201   13,201   13,201
                                                    ------   ------   ------

LESS COMMON STOCK RETIRED/REPURCHASED
  Number of shares, beginning of period             (1,567)  (1,196)    (864)
  Purchase and retirement of common stock             (423)    (569)    (394)
  Reissuance of common stock to deferred compensation
    plans and/or exercised stock options                96      198       60
  Stock issued in acquisitions                          --       --        2
  Shares of stock retired/repurchased,              ------   ------   ------
    end of period                                   (1,894)  (1,567)  (1,196)
                                                    ------   ------   ------

SHARES OUTSTANDING, END OF PERIOD*                  11,307   11,634   12,005
                                                    ======   ======   ======

UNEARNED, RESTRICTED ESOP SHARES:*
  Number of shares, beginning of period               (577)    (633)    (746)
  Release of earned shares                              61       56      113
                                                    ------   ------   ------
  Number of shares, end of period                     (516)    (577)    (633)
                                                    ======   ======   ======


* Adjusted for stock dividends:  see Note 2.


              See notes to consolidated financial statements

                   BANNER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
          For the Years Ended December 31, 2002, 2001 and 2000

                                                     2002     2001     2000
                                                    ------   ------   ------
OPERATING ACTIVITIES:
  Net income                                       $ 9,260  $ 7,450  $18,348
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                     3,798    6,300    7,647
   Loss (gain) on sale of securities                   (27)    (687)     (63)
   Increase in cash surrender value of bank
     owned life insurance                           (1,505)  (1,114)    (348)
   Loss (gain) on sale of loans                     (5,649)  (4,468)  (2,121)
   Loss (gain) on disposal of real estate held
     for sale and property and equipment               920      289       84
   Provision for losses on loans and real
     estate held for sale                           21,000   14,050    3,058
   FHLB Stock dividend                              (1,957)  (2,033)  (1,727)
   Change, net of acquisition, in:
     Loans held for sale                             3,869  (35,301)   1,585
     Other assets                                    4,000   (7,075)  (1,689)
     Other liabilities                               7,698    5,758     (141)
                                                    ------   ------   ------
   Net cash (used)provided by operating activities  41,407  (16,831)  24,633
                                                    ------   ------   ------
INVESTING ACTIVITIES:
  Purchases of securities                         (355,224)(125,381) (22,728)
  Principal repayments and maturities of
    securities                                     234,787  136,247   43,133
  Proceeds from sales of securities                  4,670    4,828   21,703
  Origination of loans, net of principal
    repayments                                    (368,621)(346,316)(292,237)
  Purchases of loans and participating interest
    in loans                                       (51,999)  (4,860) (11,986)
  Proceeds from sales of loans and participating
    interest in loans                              457,671  270,254  135,670
  Purchases of property and equipment-net           (5,452)  (3,592)  (3,868)
  Proceeds from sale of real estate held for
    sale-net                                         2,481    4,221    1,520
  Investment in bank owned life insurance          (10,000)  (5,000) (10,000)
  Cash (used for) provided by acquisitions          (6,519)      --       (6)
  Purchases of FHLB stock                               --       --   (2,537)
  Net (Funding) payout of deferred compensation
    plans                                             (311)    (131)    (136)
  Other intangibles                                    (25)      --
                                                    ------   ------   ------
    Net cash used by investing activities          (98,542) (69,730)(141,472)
                                                    ------   ------   ------
FINANCING ACTIVITIES
  Increase (decrease) in deposits                  168,468  103,096  114,563
  Proceeds from FHLB advances                      310,931  213,064  873,179
  Repayment of FHLB advances                      (347,170)(218,180)(832,605)
  Proceeds from issuance of trust preferred
    securities                                      38,723       --       --
  Proceeds from repurchase agreement borrowings      2,082    9,430      993
  Repayments of repurchase agreement borrowings    (31,447) (12,994)  (4,301)
  Increase (decrease) in other borrowings           (6,849)   5,638   (3,705)
  Cash dividends paid                               (6,479)  (6,284)  (5,553)
  Repurchases of stock, net of forfeitures          (8,391) (10,158)  (5,233)
  ESOP shares earned                                 1,244    1,044    1,510
  Exercised stock options                            1,205    2,277      578
                                                    ------   ------   ------
    Net cash provided by financing activities      122,317   86,933  139,426
                                                    ------   ------   ------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANK   65,182      372   22,587

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD        67,728   67,356   44,769
                                                    ------   ------   ------
CASH AND DUE FROM BANK, END OF PERIOD             $132,910  $67,728  $67,356
                                                   =======   ======   ======

                         Continued on next page

                   BANNER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 2002, 2001 and 2000
                             (in thousands)
                       (continued from prior page)

                                                      2002     2001     2000
                                                     ------   ------   ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                      $67,372  $86,684  $88,444
 Taxes paid                                           4,900    7,580   10,161
 Non-cash transactions:
   Loans, net of discounts, specific loss allowances
    and unearned income transferred to real estate
    owned                                             6,442    4,159    1,922
   Net change in accrued dividends payable               72       45      336
   Stock issued to Rabbi Trust/MRP                      155       52       86
   Fair  value of derivatives issued on loan rate
    lock commitments and offsetting commitments to sell  70       --       --
   Recognize tax benefit of vested MRP shares             4      259        2
   Non-cash portion of 10% stock dividend                --       --   14,731
   Other assets/liabilities                           1,418      188      118

The following summarizes the non-cash activities
 relating to acquisitions:
   Fair value of assets and intangibles acquired,
    including goodwill                             $(44,544)  $   --   $  (48)
   Fair value of liabilities assumed                 34,453       --       --
   Fair value of stock issued and
    options assumed to acquisitions' shareholders        --       --       48
                                                     ------   ------   ------
   Cash paid out in acquisition                     (10,091)      --       --
   Less cash acquired                                 3,572       --       --
                                                     ------   ------   ------
   Net cash (used for) provided by acquisitions    $ (6,519)  $   --   $   --
                                                    =======   ======   ======

              See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities for its wholly owned subsidiary, Banner Bank (BB or the Bank). BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and, as of January 1, 2003, its 41 branch offices and seven loan production offices located in 19 counties in Washington, Oregon and Idaho.

The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the FDIC.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of savings deposits, Federal Home Loan Bank (FHLB) advances, trust preferred securities and repurchase agreements. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. BANR's net income is significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

Principles of Consolidation: The consolidated financial statements include the accounts of BANR and its wholly owned subsidiaries. All material intercompany transactions, profits and balances have been eliminated.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the determination of the allowance for loan and lease losses, the valuation of goodwill and other intangible assets, the valuation of mortgage servicing rights, and the valuation for real estate held for sale. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's financial statements to the critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operation of financial condition.

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

Investment in FHLB Stock: The Company's investment in the stock of the FHLB is carried at cost and is classified as restricted, as the Company can only sell stock back to the FHLB at par value or to other member banks. Dividends are included within interest income on securities and cash equivalents.

Loans Receivable: The Bank originates mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis. The Bank also originates commercial, agricultural and consumer loans for portfolio investment. Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Interest is accrued as earned unless management doubts the collectibility of the loan or the unpaid interest. Interest accruals are generally discontinued when loans become 90 days past due for interest. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Future collection of interest is included in interest income based upon an assessment of the likelihood that the loans will be repaid or recovered. A loan may be put on nonaccrual status sooner than this policy would dictate if, in management's judgment, the loan may be uncollectible. Such interest is then recognized as income only if it is ultimately collected.

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

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Bank's loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company's historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

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

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the principal balance of the defaulted loan. Development, improvement and direct holding costs relating to the property are capitalized. The carrying value of such property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value. Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized. The amounts the Bank will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of future market factors beyond the Bank's control or because of changes in the Bank's strategy for recovering the investment.

Property and Equipment: The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year at rates adequate to charge off the related costs over their estimated useful lives:

   Buildings and leased improvements . . . . . . . . . . . . .10-30 years
   Furniture and equipment . . . . . . . . . . . . . . . . . . 3-10 years

Routine maintenance, repairs and replacement costs are expensed as incurred. Expenditures which significantly increase values or extend useful lives are capitalized. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Goodwill and Other Intangible Assets: Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. The excess cost over fair value of net assets acquired consists of goodwill and core deposit premiums. The Company's goodwill was being amortized using the straight-line method over 14 years. Other intangible assets are amortized over their estimated useful lives. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill relating to past and future acquisitions. See further discussion under the heading "Recently Adopted Accounting Standards" in Note 2 as well as the discussion in Notes 3 and 21.

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

The Bank assesses the fair value of unamortized servicing rights for impairment on a stratum-by-stratum basis every quarter by using secondary market quotes for comparable packages of serviced loans. For purposes of measuring impairment, the servicing rights are stratified based on their interest rate, original and remaining terms to maturity and balances outstanding.

Derivative Instruments:  In June 1998 the Financial Accounting Standards Board
(FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company adopted SFAS No. 133 effective on January 1, 2001. Derivatives include "off-balance-sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company and the Bank generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, the Bank issues "rate lock" commitments to borrowers and obtains offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138. Accordingly, on December 31, 2002, the Company recorded an asset of $70,000 and a liability of $70,000, representing the estimated market value of those commitments. On December 31, 2002, the Company and the Bank had no other investment related off-balance-sheet derivatives. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Transfers and Servicing of Financial Assets: In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions of this statement did not have a material effect on the Company's financial position or results of operations.

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

Stock Compensation Plans: The Company loaned the Employees Stock Ownership Plan (ESOP) the funds necessary to fund the purchase of 8% of the Company's initial public offering of common stock. The loan to the ESOP will be repaid principally from the Company's contribution to the ESOP, and the collateral for the loan is the Company's common stock purchased by the ESOP. As the debt is repaid, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants' accounts. As shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest (see additional discussion in Note 16). The Company stock purchased for a Rabbi Trust obligation and the related liability for deferred compensation are recorded at acquisition cost.

The Company measures its employee stock-based compensation arrangements under the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income available to diluted common stockholders and diluted earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                        Years Ended
                                                        December 31
                                                 --------------------------
                                                  2002      2001      2000*
                                                 ------    ------    ------
Net income attributable to common stock:
  Basic:
    As reported                                 $ 9,260   $ 7,450  $ 18,348
    Pro forma                                     8,357     6,561    17,168
  Diluted:
    As reported                                 $ 9,260   $ 7,450  $ 18,348
    Pro forma                                     8,357     6,561    17,168
Net income per common share:
  Basic:
    As reported                                 $  0.85   $  0.67  $   1.62
    Pro forma                                      0.76      0.59      1.52
  Diluted:
    As reported                                 $  0.82   $  0.64  $   1.60
    Pro forma                                      0.74      0.57      1.49

*  Per share amounts adjusted for stock dividends:  see Note 2

The compensation expense included in the pro forma net income attributable to diluted common stockholders and diluted earnings per common share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's SOPs is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                 Years Ended
                                                  December 31
                                --------------------------------------------
                                         2002            2001           2000
                                -------------   -------------  -------------
     Annual dividend yield      2.58 to 3.56%           3.25%          4.25%
     Expected volatility        40.2 to 64.8%   28.3 to 57.8%  28.2 to 41.1%
     Risk free interest rate    2.63 to 5.21%   4.25 to 5.09%  6.18 to 6.95%
     Expected lives                5 to 9 yrs      5 to 9 yrs     5 to 9 yrs

Wholesale Repurchase Agreements: The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the dollar amount of securities underlying the agreements remains in the respective asset accounts. Those securities are classified as encumbered. (See Note 13.)

Average Balances: Average balances are obtained from the best available daily, weekly or monthly data, which the Company's management believes approximate the average balances calculated on a daily basis.

Reclassification: Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation.


Note 2:  RECENT DEVELOPMENTS AND ACQUISITIONS

Sale of $40 Million of Trust Preferred Securities: During 2002, the Company completed the issuance of $40 million of trust preferred securities (TPS) in two private placements of $25 million in April 2002 and $15 million in December 2002. The TPS were issued by special purpose business trusts owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The TPS have been recorded as a liability on the statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. The proceeds from these offerings were partially used to augment the Bank's capital with the remainder expected to be used primarily to fund growth, including acquisitions. Remaining proceeds may also be used to fund the Company's stock repurchase program and other general corporate purposes as necessary.

Under the terms of the transactions, the TPS have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the TPS are entitled to receive cumulative cash distributions at a variable annual rate. The initial $25 million issue has a current interest rate of 5.38175%, which is reset semi-annually to equal six-month LIBOR plus 3.70%. The second $15 million issue has a current rate of 4.760%, which is reset quarterly to equal three-month LIBOR plus 3.35%.

Acquisition of Oregon Business Bank: On January 1, 2002, the Company completed the acquisition of Oregon Business Bank (OBB), which was headquartered in Lake Oswego, Oregon. BB paid $10.1 million in cash for all the outstanding common shares of OBB. As a result of the merger of OBB into BB, OBB operates as a division of BB. The acquisition was accounted for as a purchase and resulted in the recording of $4.8 million of costs in excess of the fair value of OBB's net assets acquired (goodwill). In addition, an estimated $714,000 of core deposit intangibles was recorded which will be amortized on an accelerated basis over a five-year period resulting in a first-year charge to earnings of $255,000. OBB was an Oregon state-chartered commercial bank which had, before recording of purchase accounting adjustments, approximately $38.9 million in total assets, $33.1 million in loans, $33.2 million in deposits, and $4.7 million in shareholders' equity at December 31, 2001. OBB operated one full service branch in Lake Oswego, Oregon.

Declaration of 10% Stock Dividend: On October 19, 2000, BANR's Board of Directors declared a 10% stock dividend payable November 10, 2000 to shareholders of record on October 31, 2000. All earnings per share data have been adjusted to reflect the 10% stock dividend.

Accounting Standards Recently Adopted or Issued: In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis using a two-step approach. The first step used to identify potential impairment compares the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment evaluation, which compares the implied fair value of goodwill to its carrying amount, must be performed to determine the amount of the impairment loss, if any. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The adoption of this statement has had a material impact on the Company's results of operation. Goodwill is no longer being amortized, reducing other current period operating expenses by $3.2 million a year, with a corresponding increase in net income.

The Company performed its initial and annual assessment of goodwill impairment during the second and fourth quarters of 2002, respectively, and determined that its goodwill was not impaired.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see Note 1). SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization beginning as of January 1, 2002. SFAS No. 147 also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets. The Company adopted SFAS No. 147 on October 1, 2002. The adoption of SFAS No. 147 did not materially impact the Company's consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company will adopt SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 as of June 1, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Certain Variable Interest Entities An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a Variable Interest Entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN No. 46 requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN No. 46 is effective for newly created VIEs beginning February 1, 2003 and for existing VIEs as of the third quarter of 2003. The adoption of FIN No. 46 is not expected to have any effect on the Company's financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the Company has no material guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN No. 45 is not expected to have a material impact on the Company's financial statements.

Note 3:  ADOPTION OF SFAS NO. 142 GOODWILL

The following table shows the pro forma effects of SFAS No. 142 applied to the prior comparative periods (in thousands except per share amounts):

                                                 Years Ended December 31
                                                --------------------------
                                                 2002      2001      2000
                                                ------    ------    ------
Reported Net Income (loss)                     $ 9,260   $ 7,450   $18,348
Add Back:  Goodwill amortization                    --     3,180     3,170
                                                ------    ------    ------
  Adjusted Net Income                          $ 9,260   $10,630   $21,518
                                                ======    ======    ======

Basic earnings per share as reported           $  0.85   $  0.67   $  1.62
Goodwill amortization                               --      0.28      0.28
                                                ------    ------    ------
  Adjusted basic earnings per share            $  0.85   $  0.95   $  1.90
                                                ======    ======    ======

Diluted earnings per share as reported         $  0.82   $  0.64   $  1.60
Goodwill amortization                               --      0.28      0.27
                                                ------    ------    ------
  Adjusted diluted earnings per share          $  0.82   $  0.92   $  1.87
                                                ======    ======    ======


Note 4:  CASH, DUE FROM BANKS AND CASH EQUIVALENTS

Cash, due from banks and cash equivalents consisted of the following (in thousands):
                                                December 31    December 31
                                                       2002           2001
                                                      ------        ------
  Cash on hand and due from banks                    $89,989       $55,320
  Cash equivalents:
     Short-term cash investments                         121        10,008
  Federal funds sold                                  42,800         2,400
                                                      ------        ------
                                                    $132,910       $67,728
                                                     =======        ======

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $28 million and $26 million at December 31, 2002 and 2001, respectively.

Note 5:  SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (dollars in thousands):

                                          December 31, 2002
                     -------------------------------------------------------
                                     Gross       Gross  Estimated
                     Amortized  unrealized  unrealized       fair Percent of
                          cost       gains      losses      value      Total
                     ---------  ----------  ----------  --------- ----------
U.S. Government and
 agency obligations  $  91,210  $      704  $       --  $  91,914     21.83%
Municipal bonds:
 Taxable                 5,146         355         (97)     5,404      1.28%
 Tax exempt             17,875         536         (28)    18,383      4.36%
                     ---------  ----------  ----------  --------- ----------
 Total municipal bonds  23,021         891        (125)    23,787      5.64%

Corporate bonds         35,975         274      (1,541)    34,708      8.24%
Mortgage-backed or
related securities:
 FHLMC certificates     37,416         751          (1)    38,166      9.06%
 FHLMC collateralized
   mortgage
   obligations          46,301         296         (58)    46,539     11.05%
 Total FHLMC
   mortgage-backed   ---------  ----------  ----------  --------- ----------
   securities           83,717       1,047         (59)    84,705     20.11%

 GNMA certificates      26,860         869          --     27,729      6.58%
 GNMA collateralized
  mortgage obligations   6,505         108          --      6,613      1.57%
 Total GNMA
   mortgage-backed   ---------  ----------  ----------  --------- ----------
   securities           33,365         977          --     34,342      8.15%

 FNMA certificates      20,552         596          --     21,148      5.02%
 FNMA collateralized
  mortgage obligations  49,617         292         (69)    49,840     11.83%
 Total FNMA
   mortgage-backed   ---------  ----------  ----------  --------- ----------
   securities           70,169         888         (69)    70,988     16.58%

 Other mortgage-backed
   securities            8,000          --          --      8,000      1.90%
 Other collateralized
   mortgage
   obligations          69,308         851        (192)    69,967     16.62%

Equity securities:
 FHLMC stock             1,026       1,595          --      2,621      0.62%
 FNMA stock                  3          74          --         77      0.02%
 FARMERMAC stock            10          46          --         56      0.01%
 Miscellaneous
   equities                 51           6          --         57      0.01%
                     ---------  ----------  ----------  --------- ----------
                     $ 415,855  $    7,353  $   (1,986) $ 421,222    100.00%
                     =========  ==========  ==========  ========= ==========

Proceeds from sales of securities during the year ended December 31, 2002 were $4,670,000. Gross gains of $27,000 and gross losses of $0 were realized on those sales.

                                          December 31, 2001
                     -------------------------------------------------------
                                     Gross       Gross  Estimated
                     Amortized  unrealized  unrealized       fair Percent of
                          cost       gains      losses      value      Total
                     ---------  ----------  ----------  --------- ----------
U.S. Government and
 agency obligations  $  50,535  $      750  $       --  $  51,285     16.99%
Municipal bonds:
 Taxable                 5,315          97        (239)     5,173      1.71%
 Tax exempt             21,093         601        (125)    21,569      7.15%
                     ---------  ----------  ----------  --------- ----------
 Total municipal bonds  26,408         698        (364)    26,742      8.86%

Corporate bonds         15,962          --      (1,135)    14,827      4.91%
Mortgage-backed or
related securities:
 FHLMC certificates      1,509          37          (2)     1,544      0.51%
 FHLMC collater-
   alized mortgage
   obligations          35,738         549         (69)    36,218     12.00%
 Total FHLMC
   mortgage-backed   ---------  ----------  ----------  --------- ----------
   securities           37,247         586         (71)    37,762     12.51%

 GNMA certificates      37,840         166        (103)    37,903     12.56%
 GNMA collateralized
   mortgage obliga-
   tions                   566           1          --        567      0.19%
 Total GNMA
   mortgage-backed   ---------  ----------  ----------  --------- ----------
   securities           38,406         167        (103)    38,470     12.75%

 FNMA certificates      17,744         162         (18)    17,888      5.93%
 FNMA collateralized
   mortgage obliga-
   tions                57,191         396        (188)    57,399     19.02%
 Total FNMA
   mortgage-backed   ---------  ----------  ----------  --------- ----------
   securities           74,935         558        (206)    75,287     24.95%

 Other mortgage-backed
  securities             8,000          --          --      8,000      2.65%
 Other collateralized
  mortgage obligations  45,480         711        (275)    45,916     15.21%

Equity securities:
 FHLMC stock             1,026       2,029          (2)     3,053      1.01%
 FNMA stock                303         100          --        403      0.13%
 FARMERMAC stock            10          65          --         75      0.02%
 Miscellaneous equities     20           7          --         27      0.01%
                     ---------  ----------  ----------  --------- ----------
                     $ 298,332  $    5,671  $   (2,156) $ 301,847    100.00%
                     =========  ==========  ==========  ========= ==========

Proceeds from sales of securities during the year ended December 31, 2001 were $4,828,000. Gross gains of $687,000 and gross losses of $0 were realized on those sales.

At December 31, 2002 and 2001, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government, its agencies and U.S. Government sponsored entities) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.

At December 31, 2002, $11.3 million of purchased and recorded securities were unsettled with the related payable recorded in accrued expenses and other liabilities. In addition, the Bank had entered into forward commitments with notional amounts totaling $25.3 million to purchase "when issued" securities to settle on the first available settlement date in January 2003. These "when issued" securities were not required to be reported as derivatives as they could not be settled until January 2003, the first available day for settlement.

The amortized cost and estimated fair value of securities available for sale at December 31, 2002 and 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                 December 31, 2002      December 31, 2001
                               ---------------------  ---------------------
                               Amortized   Estimated  Amortized   Estimated
                                    Cost  fair value       Cost  fair value
                               ---------  ----------  ---------  ----------
Due in one year or less        $  17,331  $   17,537  $  13,943  $   14,097
Due after one year through
 five years                       79,661      75,725     53,042      53,938
Due after five years through
 ten years                        53,546      59,079     20,250      20,427
Due after ten years              264,227     266,070    209,738     209,827
                               ---------  ----------  ---------  ----------
                                 414,765     418,411    296,973     298,289
Equity securities                  1,090       2,811      1,359       3,558
                               ---------  ----------  ---------  ----------
                               $ 415,855  $  421,222  $ 298,332  $  301,847
                               =========  ==========  =========  ==========

Note 6:  SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (dollars in thousands):

                                           December 31, 2002
                       -----------------------------------------------------
                                                Gross       Gross  Estimated
                       Percent  Amortized  unrealized  unrealized       fair
                       of total      cost       gains      losses      value
                       -------- ---------  ----------  ----------  ---------
Mortgage-backed securities:
 FHLMC certificates:      5.10%  $    676   $      44   $      --   $    720
 FNMA certificates        3.58%       475          26          --        501
                       -------- ---------  ----------  ----------  ---------
                          8.68%     1,151          70          --      1,221

Municipal bonds:
 Taxable                  8.32%     1,103           7          --      1,110
 Tax Exempt              20.55%     2,724          54          --      2,778
                       -------- ---------  ----------  ----------  ---------
                         28.87%     3,827          61          --      3,888

Corporate bonds          52.83%     7,000          30          --      7,030
Asset-backed securities   9.62%     1,275          --          --      1,275
                       -------- ---------  ----------  ----------  ---------
                        100.00%  $ 13,253   $     161   $      --   $ 13,414
                       ======== =========  ==========  ==========  =========

                                           December 31, 2001
                       -----------------------------------------------------
                                                Gross       Gross  Estimated
                       Percent  Amortized  unrealized  unrealized       fair
                       of total      cost       gains      losses      value
                       -------- ---------  ----------  ----------  ---------
Mortgage-backed securities:
 FHLMC certificates       7.16%  $  1,062   $      43   $      --   $  1,105
 FNMA certificates        4.64%       688          29          --        717
                       -------- ---------  ----------  ----------  ---------
                         11.80%     1,750          72          --      1,822
Municipal bonds:
 Taxable                  7.42%     1,100          34          --      1,134
 Tax exempt              14.19%     2,104          36          --      2,140
                       -------- ---------  ----------  ----------  ---------
                         21.61%     3,204          70          --      3,274

Corporate bonds          47.21%     7,000          --         (67)     6,933
Asset-backed securities  19.38%     2,874          --          (1)     2,873
                       -------- ---------  ----------  ----------  ---------
                        100.00%  $ 14,828   $     142   $     (68)  $ 14,902
                       ======== =========  ==========  ==========  =========

The amortized cost and estimated fair value of securities held to maturity at December 31, 2002 and 2001, by contractual maturity, are shown below (in thousands):
                                 December 31, 2002      December 31, 2001
                               ---------------------  ---------------------
                               Amortized   Estimated  Amortized   Estimated
                                    Cost  fair value       Cost  fair value
                               ---------  ----------  ---------  ----------
Due in one year or less         $  1,450   $   1,457   $    375   $     382
Due after one year through
 five years                        1,731       1,761      4,772       4,826
Due after five years through
 ten years                           103         110        102         110
Due after ten years                9,969      10,086      9,579       9,584
                               ---------  ----------  ---------  ----------
                                $ 13,253   $  13,414   $ 14,828   $  14,902
                               =========  ==========  =========  ==========

Note 7: ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities and cash equivalents for the periods indicated (in thousands):

                                                          Years Ended
                                                          December 31
                                                   -------------------------
                                                    2002      2001     2000
                                                   ------    ------   ------
Taxable interest income                           $ 6,869   $ 5,952  $ 7,853
Tax-exempt interest income                          1,274     1,619    1,859
Other stock dividend income                            83       101      106
Federal Home Loan Bank stock dividend income        1,960     2,033    1,728
 Total income from securities and cash             ------    ------   ------
   equivalents                                    $10,186   $ 9,705  $11,546
                                                   ======    ======   ======

Note 8:  LOANS RECEIVABLE

Loans receivable at December 31, 2002 and 2001 are summarized as follows (dollars in thousands) (includes loans held for sale):

                                       December 31, 2002   December 31, 2001
                                       -----------------   -----------------
                                        Amount   Percent    Amount   Percent
                                       -------   -------   -------   -------
Loans:
 Secured by real estate:
  One- to four-family               $  355,509    22.59% $  422,456    26.52%
  Commercial                           379,099    24.09     363,560    22.82
  Multifamily                           72,333     4.60      79,035     4.96
  Construction and land                339,516    21.58     335,798    21.08
 Commercial business                   285,231    18.13     270,022    16.95
 Agricultural business                 102,626     6.52      76,501     4.80
 Consumer                               39,152     2.49      45,605     2.87
                                     ---------   -------  ---------   -------
 Total loans                         1,573,466   100.00%  1,592,977   100.00%
                                                 =======             =======
 Less allowance for loan losses         26,539               17,552
                                     ---------            ---------
 Total net loans at end of period   $1,546,927           $1,575,425
                                     =========            =========

Loan amounts are net of unearned, unamortized loan fees of $5,554,000 and $5,945,000 at December 31, 2002 and 2001, respectively.

A substantial portion of the loans are to borrowers in the states of Washington, Oregon and Idaho. Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

Loans serviced for others totaled $252,936,000 and $224,034,000 at December 31, 2002 and 2001, respectively. Custodial accounts maintained in connection with this servicing totaled $6,584,000 and $4,432,000 at December 31, 2002 and 2001, respectively.

The Company's outstanding loan commitments totaled $410,907,000 and $374,458,000 at December 31, 2002 and 2001, respectively. In addition, the Company had outstanding commitments to sell loans of $66,211,000 and $48,303,000 at December 31, 2002 and 2001, respectively.

The Company's loans by geographic concentration at December 31, 2002 were as follows (in thousands):

                         Washington     Oregon    Idaho    Other    Total
Secured by real estate:  ----------     ------    -----    -----    -----
  One-to four-family     $  284,489   $ 42,402  $ 7,682  $20,936  $ 355,509
  Commercial                215,004    139,980   12,128   11,987    379,099
  Multifamily                59,388      5,485    1,263    6,197     72,333
  Construction and land     191,194    140,320      454    7,548    339,516
Commercial business         217,479     45,817   19,751    2,184    285,231
Agricultural business        35,338     63,615    3,350      323    102,626
Consumer                     24,556     12,225    1,449      922     39,152
                          ---------    -------   ------   ------  ---------
                         $1,027,448   $449,844  $46,077  $50,097 $1,573,466
                          =========    =======   ======   ======  =========

The Company's outstanding loans receivable from directors and officers of the Company and entities related to the directors and officers totaled
$7,387,000 and $6,647,000 as of December 31, 2002 and 2001, respectively.

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

                                 December 31, 2002     December 31, 2001
                                 -----------------     -----------------
                                   Loan  Allocated      Loan   Allocated
                                 amount   reserves     amount   reserves
     Impaired loans:             ------   --------     ------   --------
      Non-accrual               $33,083   $ 5,424     $16,659   $ 1,783
      Accrual                        --        --          --        --
                                 ------    ------      ------    ------
                                $33,083   $ 5,424     $16,659   $ 1,783
                                 ======    ======      ======    ======

As of December 31, 2002, the Company is not committed to advance any more funds on its impaired loans.

The average balance of impaired loans and the related interest income recognized were as follows:

                                                  Years Ended
                                                  December 31
                                           --------------------------
                                            2002      2001      2000
                                           ------    ------    ------

     Average balance of impaired loans   $ 23,334   $ 8,923   $ 3,899
     Interest income recognized                --        --        --

For the years ended December 31, 2002, 2001 and 2000 interest income of $1,842,000, $493,000 and $510,000, respectively, would have been recorded had on-accrual loans been current.

The Company originates both adjustable- and fixed-rate loans. At December 31, 2002 and 2001, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

                                                    December 31 December 31
                                                           2002        2001
     Fixed-rate (term to maturity):                 ----------- -----------

      Due in one year or less                       $    85,935    $ 98,438
      Due after one year through three years             73,482      78,152
      Due after three years through five years          102,545     108,710
      Due after five years through ten years            144,688     152,968
      Due after ten years                               284,847     349,197
                                                    ----------- -----------
                                                    $   691,497    $787,465
                                                    =========== ===========
     Adjustable-rate (term to rate adjustment):
      Due in one year or less                       $   732,867    $772,367
      Due after one year through three years             71,877      14,501
      Due after three years through five years           68,103      15,574
      Due after five years through ten years              9,122       3,070
      Due after ten years                                    --          --
                                                    ----------- -----------
                                                    $   881,969    $805,512
                                                    =========== ===========

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the Bank's internal cost of funds, the FHLB's National Cost of Funds Index and 11th District Cost of Funds, One Year Constant Maturity Treasury Index, or prime rate (The Wall Street Journal). Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that primarily have been utilized to fund these loans.

The Bank has invested, as of December 31, 2002, $20,000 in a limited partnership, Homestead Equity Fund II (HEF), that develops low income housing projects. The Bank's 16.7% partnership interest commits it to invest up to $2,000,000 in the partnership. In connection with HEF's initial development of a project, the Bank has made a commercial loan to the partnership that has an outstanding balance of $4,990,000 at December 31, 2002. The Bank is committed on this loan to advance up to $6,930,000. The loan is secured by notes from the limited partners, which includes the Bank, to make capital contributions to the partnership.

Note 9:  ALLOWANCE FOR LOAN LOSSES
An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):
                                                        Years Ended
                                                        December 31
                                                  --------------------------
                                                   2002      2001      2000
                                                  ------    ------    ------
Balance, beginning of period                    $ 17,552  $ 15,314  $ 13,541

Allowance added through business combinations        460        --        --
Sale of credit card portfolio                         --        --      (174)

Provision                                         21,000    13,959     2,867
Recoveries of loans previously charged off:
 Secured by real estate:
  One- to four-family                                 --         2         2
  Commercial                                          --        --         2
  Multifamily                                         --        --        --
  Construction and Land                               39
 Commercial business                                 209       118        40
 Agricultural business                                 3        --         1
 Consumer                                             74        22        66
                                                  ------    ------    ------
                                                     325       142       111
Loans charged off:
 Secured by real estate:
  One- to four-family                               (102)      (97)      (90)
  Commercial                                        (103)       --       (31)
  Multifamily                                         --        --        --
  Construction and land                           (1,129)     (107)      (12)
 Commercial business                             (10,643)  (10,541)     (403)
 Agricultural business                              (157)     (208)      (16)
 Consumer                                           (664)     (910)     (479)
                                                  ------    ------    ------
                                                 (12,798)  (11,863)   (1,031)
                                                  ------    ------    ------
Net charge-offs                                  (12,473)  (11,721)     (920)
                                                  ------    ------    ------
Balance, end of period                          $ 26,539  $ 17,552  $ 15,314
                                                  ======    ======    ======

Ratio of allowance to net loans before
  allowance for loan losses                        1.69%     1.10%     1.03%
Ratio of net loan charge-offs to the average net
  book value of loans outstanding during the
  period                                           0.78%     0.75%     0.06%

The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):

                                                        December 31
                                                  --------------------------
                                                   2002      2001      2000
                                                  ------    ------    ------
Specific or allocated loss allowance:
Secured by real estate:
  One- to four-family                             $  670   $ 2,366   $ 2,256
  Commercial                                       5,284     3,967     4,556
  Multifamily                                        361       593       731
  Construction and land                            5,892     3,431     2,738
Commercial business                                8,788     4,660     3,540
Agricultural business                              2,164       990       170
Consumer                                             698       774       879
                                                  ------    ------    ------
     Total allocated                              23,857    16,781    14,870
Unallocated                                        2,682       771       444
                                                  ------    ------    ------
     Total allowance for loan losses            $ 26,539  $ 17,552  $ 15,314
                                                  ======    ======    ======

Ratio of allowance for loan losses to non-
  performing loans                                 0.74%     0.97%     1.83%

Note 10:  PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2002 and 2001 are summarized as follows (in thousands):

                                                           December 31
                                                       -------------------
                                                          2002       2001
                                                         ------     ------
Buildings and leasehold improvements                   $ 21,214   $ 18,751
Furniture and equipment                                  19,728     17,247
                                                         ------     ------
                                                         40,942     35,998
Less accumulated depreciation                            23,115     20,171
                                                         ------     ------
                                                         17,827     15,827
Land                                                      2,918      2,324
                                                         ------     ------
                                                       $ 20,745   $ 18,151
                                                         ======     ======

The Bank's obligation under long-term property leases over the next five years is as follows: 2003, $1,824,000; 2004, $1,478,000; 2005, $961,000; 2006,
$836,000; 2007, $529,000; and thereafter, $619,000.


Note 11:  DEPOSITS

Deposits consist of the following at December 31, 2002 and 2001 (dollars in thousands):

                              December 31 Percent of  December 31 Percent of
                                     2002      Total         2001      Total
                              ----------- ----------  ----------- ----------
Demand, NOW and money market
 accounts, including non-
 interest-bearing deposits at
 December 31, 2002 and 2001 of
 $200,500 and $180,813,
 respectively, 0% to 4%        $  528,621     35.30%   $  443,376     34.22%

Regular savings, 0% to 1%          44,334      2.96        42,228      3.26

Certificate accounts:
   0.00% to 2%                     97,727      6.52        18,364      1.42
   2.01% to 4%                    609,870     40.72       338,342     26.11
   4.01% to 6%                    153,431     10.24       272,614     21.03
   6.01% to 8%                     63,773      4.26       180,857     13.96
   8.01% to 10%                        22        --            22        --
   10.01% to 12%                       --        --             8
                                --------- ----------    --------- ----------
                                  924,823     61.74       810,207     62.52
                                --------- ----------    --------- ----------
                               $1,497,778    100.00%   $1,295,811    100.00%
                                ========= ==========    ========= ==========

Deposits at December 31, 2002 and 2001 include public funds of $127,922,000 and $109,127,000, respectively. Securities with a carrying value of $24,811,000 and $15,562,000 were pledged as collateral on these deposits at December 31, 2002 and 2001, respectively, which exceeded the minimum collateral requirements established by state regulations.

Scheduled maturities of certificate accounts at December 31, 2002 and 2001 are as follows (in thousands):
                                                            December 31
                                                         ------------------
                                                          2002        2001
                                                         ------      ------
     Due in one year or less                           $667,322    $669,133
     Due after one year through two years               109,294      87,376
     Due after two years through three years             61,404      18,443
     Due after three years through four years            33,832      11,227
     Due after four years through five years             44,025      18,355
     Due after five years                                 8,946       5,673
                                                         ------      ------
                                                       $924,823    $810,207
                                                        =======     =======

Included in deposits are deposit accounts in excess of $100,000 of $467,470,000 and $385,070,000 at December 31, 2002 and 2001, respectively.
Interest on deposit accounts in excess of $100,000 totaled $16,364,000 for the year ended December 31, 2002 and $19,024,000 for the year ended December 31, 2001.

The following table sets forth the deposit activities of the Bank for the periods indicated (in thousands):
                                                      Years Ended
                                                      December 31
                                        ------------------------------------
                                             2002         2001         2000
                                         ---------    ---------    ---------
 Beginning balance                      $1,295,811   $1,192,715   $1,078,152

 Acquisitions, at book value                33,151           --           --
 Net increase (decrease) before
   interest credited                       129,610       50,394       61,443
 Interest credited                          39,206       52,702       53,120
                                         ---------    ---------    ---------
 Net increase in deposits                  201,967      103,096      114,563
                                         ---------    ---------    ---------
 Ending balance                         $1,497,778   $1,295,811   $1,192,715
                                         =========    =========    =========

Deposit interest expense by type for the years ended December 31, 2002, 2001 and 2000 was as follows (in thousands):
                                                      Years Ended
                                                      December 31
                                            --------------------------------
                                             2002         2001         2000
                                            ------       ------       ------
 Certificates                              $34,263      $46,367      $44,892
 Demand, NOW and money market accounts       4,470        5,604        6,782
 Regular savings                               473          731        1,446
                                            ------       ------       ------
                                           $39,206      $52,702      $53,120
                                            ======       ======       ======

Note 12:  ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Bank has entered into borrowing arrangements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB. Additionally, specific securities issued, insured or guaranteed by the U.S. Government or agencies thereof with a carrying value of $204,739,000 at December 31, 2002 are pledged as security for the loans along with a blanket pledge of qualifying loans receivable. At December 31, 2002, FHLB advances were scheduled to mature as follows; however, certain advances totaling $168,000,000 and due after one year have provisions for early termination exercisable at the discretion of the FHLB (dollars in thousands):

                              Adjustable-rate   Fixed-rate        Total
                                  advances        advances       advances
                             --------------   --------------  --------------
                             Rate*   Amount   Rate*   Amount  Rate*   Amount
                             -----   ------    ----   ------  -----   ------
Due in one year or less      1.41%   $7,000   3.86% $149,191  3.75% $156,191
Due after one year through
  two years                    --        --   4.03    65,094  4.03    65,094
Due after two years through
  three years                  --        --   6.21    65,600  6.21    65,600
Due after three years through
  four years                   --        --   4.77    45,000  4.77    45,000
Due after four years through
  five years                   --        --   3.60    16,930  3.60    16,930
Due after five years           --        --   6.02   116,928  6.02   116,928
                             -----   ------    ----   ------  -----   ------
                             1.41%   $7,000   4.85% $458,743  4.80% $465,743
                                     ======          =======         =======
* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                      Years Ended
                                                      December 31
                                            --------------------------------
                                             2002         2001         2000
                                            ------       ------       ------
 Maximum outstanding at any month end    $ 465,743    $ 515,598    $ 545,198
 Average outstanding                       451,816      505,631      509,665
 Weighted average interest rates:
   Annual                                    5.33%        5.93%        6.19%
   End of period                             4.80%        5.68%        6.27%
 Interest expense during the period       $ 24,094     $ 29,990     $ 31,568

As of December 31, 2002, the Bank has established a borrowing line with the FHLB to borrow up to the lesser of 35% of its total assets or the total blanket pool of unpledged eligible collateral which would give it a maximum total credit line of $695,136,000 at December 31, 2002.

Note 13:  OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other short-term borrowings.

Retail Repurchase Agreements: At December 31, 2002, retail repurchase agreements carry interest rates ranging from 1.59% to 7.20%, payable at maturity, and are secured by the pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a carrying value of $13,393,000 as of December 31, 2002. The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.

A summary of retail repurchase agreements at December 31, 2002 and 2001 by the period remaining to maturity is as follows (dollars in thousands):

                                                       December 31
                                        -------------------------------------
                                                 2002               2001
                                        ----------------- -------------------
                                         Weighted           Weighted
                                          average            average
                                             rate  Balance      rate  Balance
                                         --------  -------  --------  -------
Retail repurchase agreements:
 Due in one year or less                    2.38%  $ 8,518     2.04%  $14,521
 Due after one year through two years       6.76     1,629     7.18       941
 Due after two years through three years    4.04       166     7.00     1,427
 Due after three years through four years     --        --       --        --
 Due after five years                       5.00       428       --        --
                                         --------  -------  --------  -------
                                            3.17%  $10,741     2.75%  $16,889
                                                   =======            =======
The maximum and average outstanding balances and average interest rates on retail repurchase agreements and other short-term borrowings, such as Fed Funds, were as follows for the years ended December 31, 2002, 2001 and 2000, respectively (dollars in thousands):

                                                      Years Ended
                                                      December 31
                                            --------------------------------
                                             2002         2001         2000
                                            ------       ------       ------

 Maximum outstanding at any month end      $19,146      $16,889      $12,806
 Average outstanding                        14,741       14,769       10,217
 Weighted average interest rates:
   Annual                                    3.74%        3.38%        6.67%
   End of period                             3.17%        2.75%        6.31%
 Interest expense during the period        $   552      $   499      $   681

Wholesale Repurchase Agreements: The table below outlines the wholesale repurchase agreements as of December 31, 2002 and 2001. The agreements to repurchase are secured by mortgage-backed securities with a carrying value of $32,955,000 at December 31, 2002. The broker holds the security while BB continues to receive the principal and interest payments from the security. Upon maturity of the agreement the pledged securities will be returned to BB.

A summary of wholesale repurchase agreements at December 31, 2002 and 2001 by the period remaining to maturity is as follows (dollars in thousands):

                                        December 31, 2002  December 31, 2001
                                        -----------------  ------------------
                                         Weighted           Weighted
                                          average            average
                                             rate  Balance      rate  Balance
                                         --------  -------  --------  -------

      Due in one year or less               1.43%  $30,461     2.34%  $59,826

The maximum and average outstanding balances and average interest rates on wholesale repurchase agreements were as follows for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                      Years Ended
                                                      December 31
                                            --------------------------------
                                             2002         2001         2000
                                            ------       ------       ------

 Maximum outstanding at any month end      $60,604      $63,160      $65,810
 Average outstanding                        51,837       58,926       65,043
 Weighted average interest rates:
   Annual                                    1.86%        4.67%        6.50%
   End of period                             1.43%        2.34%        6.64%
 Interest expense during the period        $   966      $ 2,753      $ 4,225

Trust Preferred Securities: The Company is the guarantor of two separate issues of trust preferred securities, as discussed below:

On April 9, 2002, Banner Capital Trust I (BCT I), a wholly owned subsidiary of the Company formed on the same date, issued $25 million of Floating Rate Capital Securities. In connection with BCT I's issuance of these securities, the Company issued to BCT I $25,774,000 of Floating Rate Junior Subordinated Debentures, due 2032 (the Debentures due 2032). The sole assets of BCT I are and will be the Debentures due 2032. The Capital Securities and Debentures due 2032 have floating interest rates equal to six-month LIBOR plus 3.70%. Interest is paid and the rates adjusted on October 22 and April 22. The Capital Securities and Debentures due 2032 were issued at an initial rate of 6.0154% and at December 31, 2002 the rate was 5.38175%.

On December 19, 2002, Banner Capital Trust II (BCT II), a wholly owned subsidiary of the Company formed on the same date, issued $15 million of Floating Rate Capital Securities. In connection with BCT II's issuance of these securities, the Company issued to BCT II $15,446,000 of Floating Rate Junior Subordinated Debentures, due 2033 (the Debentures due 2033). The sole assets of BCT II are and will be the Debentures due 2033. The Capital Securities and the Debentures due 2033 have floating interest rates equal to three-month LIBOR plus 3.35%, with a coupon cap of 12.5% through January 7, 2008. Interest is paid and the rates adjust on January 7, April 7, July 7 and October 7, with the first payment due April 7, 2003. The Capital Securities and Debentures due 2033 were issued at an initial rate of 4.760%.


Financial data pertaining to trust preferred securities were as follows (dollars in thousands):

                                December 31, 2002
                 Aggregate
                 Liquidation  Aggregate    Aggregate
                 Amount of    Liquidation  Principal
                 Trust        Amount of    Amount
                 Preferred    Common         of         Stated     Per Annum      Extension   Redemption
 Name of Trust   Securities   Securities   Debentures   Maturity   Interest Rate  Period      Option
 -------------   ----------   ----------   ----------   --------   -------------  ---------   ----------
 Banner Capital  $   25,000   $      774   $   25,774    2032        5.38175%     Ten         On or after
 Trust I                                                                          Consecutive   April 22,
                                                                                  Semi-annual   2007
                                                                                  Periods

 Banner Capital      15,000          446       15,446    2033        4.760        20          On or after
 Trust II                                                                         Consecutive  January 7,
                 ----------                                                       Quarters     2008
 Consolidated
 TPS liability   $   40,000
                 ==========

Additional Credit Line:  The Bank also has established a $26,000,000 Fed Funds credit line with a correspondent bank that will expire in July 2003.  There were no balances outstanding under this credit line at December 31, 2002 and 2001.



Note 14:  INCOME TAXES

Provisions of the Small Business Job Protection Act of 1996 (the Job Protection Act) significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows savings institutions to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income. The tax liability for this recapture is included in the accompanying Consolidated Financial Statements.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $5,318,000 at December 31, 2002. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired institution. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

The provision for income taxes for the years ended December 31, 2002, 2001, and 2000 differs from that computed at the statutory corporate tax rate as follows (in thousands):
                                                      Years Ended
                                                      December 31
                                            --------------------------------
                                             2002         2001         2000
                                            ------       ------       ------
 Taxes at statutory rate                   $ 4,459      $ 4,057      $10,005
 Increase (decrease) in taxes:
   Tax-exempt interest                        (485)        (465)        (571)
   Amortization of goodwill                     --        1,099        1,096
   Investment in life insurance               (521)        (386)        (115)
   Difference in fair market value versus
     basis of released ESOP shares             147          100          (10)
   State income taxes net of federal tax
     benefit                                   108          320          281
   Other                                      (229)        (583)        (448)
                                            ------       ------       ------
 Provision for income taxes                $ 3,479      $ 4,142      $10,238
                                            ======       ======       ======

The provision for income tax expense for the years ended December 31, 2002, 2001 and 2000 is composed of the following (in thousands):

                                                      Years Ended
                                                      December 31
                                            --------------------------------
                                             2002         2001         2000
                                            ------       ------       ------
  Current                                  $ 5,326      $ 5,115      $ 9,560
  Deferred                                  (1,847)        (973)         678
                                            ------       ------       ------
                                           $ 3,479      $ 4,142      $10,238
                                            ======       ======       ======

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets (liabilities) at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                              December 31
                                                          -------------------
                                                           2002         2001
  Deferred tax assets:                                    ------       ------
    Loan loss reserves per books                         $ 9,345      $ 6,191
    Deferred compensation and vacation                     2,028        1,863
    Book vs. tax amortization of intangibles                 112           --
    Book vs. tax amortization of loan acquisition
      premiums                                               113           --
    Deferred servicing rights                                 31           --
    Other                                                     33          490
                                                          ------       ------
                                                          11,662        8,544
                                                          ------       ------
  Deferred tax liabilities:
    Change in method of accounting for amortization of
      premium and discount on investments                     37           84
    Tax basis bad debt reserves to be recovered               85          240
    FHLB stock dividends                                   4,794        3,959
    Depreciation                                           1,017          797
    Deferred loan fees and servicing rights                  567          760
    Book vs.tax amortization of deposit acquisition
      premium                                                111           --
    Other                                                    386           10
                                                          ------       ------
                                                           6,997        5,850
                                                          ------       ------
                                                           4,665        2,694
Income tax benefit related to unrealized gain/loss
 on securities available for sale                         (1,879)      (1,251)
                                                          ------       ------
Deferred tax asset (liability), net                      $ 2,786      $ 1,443
                                                          ======       ======

Management has evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the net deferred tax asset in future years.

Note 15:  EMPLOYEE BENEFIT PLANS

The Bank has its own profit sharing plan for all eligible employees. The plan is funded annually at the discretion of the Board of Directors. Contributions charged to operations for the years ended December 31, 2002, 2001 and 2000 were $571,000, $467,000 and $0, respectively.

The Bank has entered into a salary continuation agreement with certain of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $240,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. The Bank is recording the salary continuation obligation over the estimated remaining service lives of the participants. Expenses related to this program for the years ended December 31, 2002, 2001 and 2000 were $175,500, $149,500 and $241,300, respectively.
The plan's projected benefit obligation is $2,018,800, of which $1,273,900 was vested at December 31, 2002. The assumed discount rate was 7.00% for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, an accumulated benefit obligation of $1,273,900 and cash value of life insurance of $2,712,700 were recorded. At December 31, 2001, an obligation of $1,143,700 and cash value of life insurance of $2,551,300 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program, resulting in a net cost of $14,100, $40,000 and $131,200 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Bank also has a non-qualified, non-contributory retirement compensation plan for certain employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to the plan included in the years ended December 31, 2002, 2001 and 2000 results of operations were $45,000, $96,000 and $84,000, respectively. The recorded liability under this plan was $805,100 and $759,500 on December 31, 2002 and 2001, respectively. The Bank is carrying life insurance on these employees to partially offset the cost of the plan. The policies had recorded cash surrender values of $490,000 and $480,000 at December 31, 2002 and 2001, respectively.

The Company and the Bank also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain employees. The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund the plans' future obligations the Company has purchased life insurance polices, contributed to money market investments and purchased common stock of the Company which are held in a "Rabbi Trust." As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was recorded at original cost of $2,974,000 at December 31, 2002 and $2,767,000 at December 31, 2001. The money market investments and cash surrender value of the life insurance policies are included in other assets.

During the year ended December 31, 2001, the Company adopted a Supplemental Executive Retirement Program (SERP) for selected senior executives (individually, the Executive). At termination of employment at or after attaining age 62 with at least 15 years of service, the Executive's annual benefit under the SERP would be computed as the product of 3% of the Executive's final average compensation (defined as the three calendar years of Executive's annual cash compensation, including bonuses, which produce the highest average within the Executive's final eight full calendar years of employment) and the Executive's annual years of service, reduced by certain amounts, such as the amount payable to the Executive under the Company's 401(k) profit sharing plan and its ESOP, employer-contributed deferred compensation, and any amount payable to an Executive under the salary continuation agreements described above. The maximum benefit would be 60% of final average compensation, less applicable reductions. A reduced benefit is payable at termination of employment at or after attaining age 59 1\2 with at least 15 years of service. Expenses relating to this SERP totaled $510,000 and $180,000 for the years ended December 31, 2002 and 2001, respectively, and none in the prior periods.


Note 16:  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

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

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control of the Company. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for the years ended December 31, 2002, 2001 and 2000, was $1,259,000, $1,093,000 and $1,510,000, respectively.

As of December 31, 2002, the Company has 515,707 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $9,666,000 at December 31, 2002.

Note 17:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan
(MRP), the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (together, SOPs).

Under the MRP, the Company is authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees of BANR. Shares granted under the MRP vest ratably over a five-year period. The consolidated statements of income for the year ended December 31, 2002, 2001 and 2000, reflect an accrual of $51,000, $543,000 and $1,137,000, respectively, in compensation expense for the MRP including $8,300, $19,500 and $84,500, respectively, of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the years ended December 31, 2002, 2001 and 2000 follows:

                                                          Years Ended
                                                          December 31
                                                   -------------------------
                                                    2002      2001      2000*
                                                   ------    ------    ------
Shares granted not vested, beginning of period      8,421    86,324   183,527
   Shares granted                                   7,000     3,025     4,476
   Shares vested                                   (2,104)  (80,597)  (90,330)
   Shares forfeited                                    --      (331)  (11,349)
                                                   ------    ------    ------
   Shares granted not vested, end of period        13,317     8,421    86,324
                                                   ======    ======    ======

* Adjusted for stock dividend: see Note 2

Under the 1996, 1998 and 2001 SOPs, the Company has reserved 2,284,186 shares for issuance pursuant to the exercise of stock options which may be granted to directors and employees. The exercise price of the stock options is set at 100% of the fair market value of the stock price at date of grant. Such options vest ratably over a five-year period and any unexercised options will expire ten years after date of grant or 90 days after employment or service ends.

Details of stock options granted, vested, exercised, forfeited or terminated are as follows:

                           Weighted
                           average    Weighted   Number of option shares
                           fair value  average ------------------------------
                           at date    exercise
                           of grant      price  Total    Granted  Exercisable
                           --------   -------- --------- -------- -----------

Balances January 1, 2000*             $  13.75 1,753,804  881,074   872,730
                                               ---------  -------   -------
For the year ended
December 31, 2000:*
  Options granted            $ 4.37   $  13.47   224,525  224,525        --
  Options vested                                      -- (312,039)  312,039
  Options forfeited                      14.64   (54,902) (31,668)  (23,234)
  Options exercised                       8.42   (66,391)      --   (66,391)
  Options terminated                                  --       --        --
Number of option shares                        ---------  -------   -------
  at December 31, 2000                $  13.88 1,857,036  761,892 1,095,144
                                               ---------  ------- ---------
For the year ended
December 31, 2001:
  Options granted            $  7.03  $  16.62   152,825  152,825        --
  Options vested                                      -- (338,365)  338,365
  Options forfeited                      18.79   (35,459) (21,214)  (14,245)
  Options exercised                      11.55  (195,288)      --  (195,288)
  Options terminated                                  --       --        --
Number of option shares                        ---------  -------   -------
  at December 31, 2001                $  14.28 1,779,114  555,138 1,223,976
                                               ---------  ------- ---------
For the year ended
December 31, 2002:
  Options granted            $  8.73  $  20.16   158,750  158,750        --
  Options vested                                      -- (163,526)  163,526
  Options forfeited                      18.20   (83,977) (48,174)  (35,803)
  Options exercised                      13.38   (88,662)      --   (88,662)
  Options terminated                     16.43    (4,250)  (4,250)       --
Number of option shares                        ---------  -------   -------
  at December 31, 2002                $  14.66 1,760,975  497,938 1,263,037
                                               =========  ======= =========
* Adjusted for stock dividends:  see Note 2


Note 17:  STOCK BASED COMPENSATION (continued)

Financial data pertaining to outstanding stock options granted or assumed as a result of certain acquisitions at December 31, 2002 were as follows: *

               Weighted average                    Number of     Weighted average   Weighted average
               exercise price       Number of    option shares    exercise price       remaining
 Exercise      of option shares   option shares   vested and     of option shares     contractual
  Price           granted           granted       exercisable      exercisable           life
---------      ----------------   -------------   -----------      -----------        -----------

$ 1.18            $  1.18              1,265          1,265         $  1.18             6.0 yrs
3.82 to 3.89         3.89              3,167          3,167            3.89             5.2 yrs
4.26 to 5.58         4.89             38,328         38,328            4.89             5.2 yrs
  7.56               7.56                253            253            7.56             6.0 yrs
  8.03               8.03              2,532          2,532            8.03             6.0 yrs
 10.51              10.51             14,764         14,764           10.51             6.0 yrs
12.19 to 13.95      12.69          1,109,624        964,375           12.59             4.2 yrs
14.09 to 15.29      14.70             52,250         25,740           14.81             6.1 yrs
16.31 to 17.84      16.60            179,325         41,965           16.67             8.2 yrs
18.55 to 19.82      19.38             84,500             --              --             0.0 yrs
20.02 to 21.44      21.15            124,055         93,846           22.05             5.2 yrs
 23.28              22.21            150,912         76,802              --             6.0 yrs
                                   ---------      ---------
                  $ 14.66          1,760,975      1,263,037         $ 13.69             4.6 yrs
                                   =========      =========

 * Adjusted for stock dividends: see Note 2




Note 18:  REGULATORY CAPITAL REQUIREMENTS

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

FDIC regulations recognize two types or tiers of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may in included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight 0%, 20%, 50% or 100% based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance-sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for the bank is greater than the minimum standards established in the regulation.

The Company believes that, under the current regulations, the Bank exceeds its minimum capital requirements. However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet is capital requirements.

The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements:

                                                              Minimum to be
                                                              categorized as
                                               Minimum      "well-capitalized"
                                              for capital      under prompt
                                               adequacy      corrective action
                                Actual         purposes         provisions
                            --------------   --------------   --------------
                            Amount   Ratio   Amount   Ratio   Amount   Ratio
                            ------   -----   ------   -----   ------   -----
                                         (dollars in thousands)
December 31, 2002:
The Company-consolidated
 Total capital to risk-
    weighted assets       $211,240  12.96% $130,412   8.00%      N/A    N/A
Tier 1 capital to risk-
    weighted assets        190,012  11.66    65,206   4.00       N/A    N/A
 Tier 1 leverage capital
    to average assets      190,012   8.77    86,660   4.00       N/A    N/A

The Bank
 Total capital to risk-
    weighted assets        174,553  10.73   130,100   8.00  $162,625  10.00%
 Tier 1 capital to risk-
    weighted assets        153,373   9.43    65,060   4.00    97,575   6.00
 Tier 1 leverage capital
    to average assets      153,373   7.08    86,593   4.00   108,241   5.00

December 31, 2001:
The Company-consolidated
 Total capital to risk-
    weighted assets        177,054  11.57%  122,458   8.00%      N/A    N/A
 Tier 1 capital to risk-
    weighted assets        158,513  10.36    61,229   4.00       N/A    N/A
 Tier 1 leverage capital
    to average assets      158,513   7.71    82,222   4.00       N/A    N/A

The Bank
 Total capital to risk-
    weighted assets        173,773  11.40   121,982   8.00   152,477  10.00%
 Tier 1 capital to risk-
    weighted assets        155,232  10.18    60,991   4.00    91,486   6.00
 Tier 1 leverage capital
    to average assets      155,232   7.56    82,169   4.00   102,712   5.00


Company management believes that under the current regulations as of December 31, 2002, the Company and the Bank individually met all capital adequacy requirements to which they were subject. Further, there have been no conditions or events since that date that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank. On January 23, 2003, the Company invested $25 million of additional Tier 1 capital in the Bank.

Note 19:  CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest. Presently the Company has three such counter claims by borrowers or involved parties. Based upon the information known to the Company at this time, management believes that any liability ultimately arising from these actions would not have a material adverse effect on the results of operations or consolidated financial position at December 31, 2002.

In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against any loss. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.


Note 20:  INTEREST RATE RISK

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

The activities of the Company, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse effect on the institution's earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution's assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk impacting the Company's financial performance.

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


Note 21:  GOODWILL AND INTANGIBLES

Goodwill and intangibles consisted of the following (in thousands):

                                                          December 31
                                                     ---------------------
                                                      2002           2001
                                                     ------         ------
Costs in excess of net assets acquired (goodwill)
 net of accumulated amortization of $12,594,000
 and $12,594,000, respectively (see Note 3)        $ 36,230       $ 31,437

Core deposit intangible, net of accumulated
 amortization of  $255,000 and $0, respectively         459             --

Internet domain name, net of accumulated
 amortization of $0 and $0, respectively                 25             --
                                                   --------       --------
                                                   $ 36,714       $ 31,437
                                                   ========       ========

Acquisition of OBB: The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):
                                                     January 1, 2002
                                                     ---------------
     Cash                                                 $  3,572
     Securities                                              1,531
     Loans receivable                                       33,648
     Property and equipment                                    237
     Other assets                                               49
     Core deposit intangible                                   714
     Goodwill                                                4,793
                                                          --------
        Total Assets Acquired                               44,544
                                                          --------
     Deposits                                              (33,499)
     Borrowings                                               (701)
     Other liabilities                                        (253)
                                                          --------
        Total Liabilities Assumed                          (34,453)
                                                          --------
        Net Assets Acquired                               $ 10,091
                                                          ========

The $714,000 of acquired intangible assets was assigned to core deposit intangible and is being amortized on an accelerated basis over a five-year useful life. Loans receivable and deposits were assigned fair market valuation premiums of $534,000 (three-year average life) and $347,000 (two-year average life), respectively. The premiums are being amortized using a level-yield method. The $4.8 million of goodwill was assigned to OBB's ongoing business relationships. None of the goodwill is expected to be deductible for income tax purposes.

Intangible Assets: The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2002 is as follows (in thousands):

                                                  December 31, 2002
                                       -------------------------------------
                                          Gross                          Net
                                       Carrying     Accumulated     Carrying
                                         Amount    Amortization       Amount
                                       --------    ------------     --------
  Core Deposit Intangible (CDI)        $    714    $   (255)        $    459
  Mortgage Servicing Rights (MSR)*     $  1,715    $    (94)        $  1,621
  Internet Domain Name                 $     25    $     --         $     25
                                       --------    ------------     --------
                                       $  2,454    $   (349)        $  2,105
                                       ========    ============     ========

  *Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income. Mortgage servicing rights are recorded on an individual basis with the gross carrying amount and accumulated amortization fully written off if the loan repays in full.

Amortization expense for the year ended December 31, 2002 and 2001 includes $255,000 and $0, respectively, of expense related to the CDI amortization and $686,000 and $574,000, respectively, of expense related to the MSR amortization.

Estimated amortization expense in future years with respect to existing intangibles (in thousands):

                                                     Internet
    Year Ended                    CDI       MSR    Domain Name    TOTAL
 -----------------               -----     -----   -----------    -----
 December 31, 2003             $   200   $   300 $      2           502
 December 31, 2004                 143       238        2           383
 December 31, 2005                  86       198        2           286
 December 31, 2006                  30       165        2           197
 December 31, 2007                  --       137        2           139

Note 22:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                           Years Ending December 31
                                   ------------------------------------------
                                          2002                   2001
                                   --------------------  --------------------
                                   Carrying  Estimated   Carrying  Estimated
                                      value  fair value     value  fair value
                                   --------  ----------  --------  ----------
Assets:
  Cash and due from banks         $ 132,910   $ 132,910  $ 67,728    $ 67,728
  Securities available for sale     421,222     421,222   301,847     301,847
  Securities held to maturity        13,253      13,414    14,828      14,902
  Loans receivable held for sale     39,366      39,984    43,235      43,647
  Loans receivable                1,507,561   1,534,437 1,532,190   1,547,699
  FHLB stock                         32,831      32,831    30,840      30,840
  Mortgage servicing rights           1,621       1,903     1,261       1,375

Liabilities:
  Demand, NOW and money market
   accounts                         528,621     528,621   443,376     443,376
  Regular savings                    44,344      44,344    42,228      42,228
  Certificates of deposit           924,823     931,317   810,207     820,147
  FHLB advances                     465,743     486,414   501,982     509,016
  Trust preferred securities and
   other borrowings                  81,202      81,331    76,715      76,875

Off-balance-sheet financial instruments:
  Commitments to sell loans              70          70   $    --     $    83
  Commitments to originate loans        (70)        (70)       --         (83)
  Commitments to purchase securities     --         166        --          --

Fair value estimates, methods, and assumptions are set forth below for the Company's financial and off-balance-sheet instruments:

Cash and due from banks: The carrying amount of these items is a reasonable estimate of their fair value.

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

Fair value for significant non-performing loans is based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

Commitments: Commitments to sell loans with notional balances of $32,568,000 and $48,303,000 at December 31, 2002 and 2001, respectively, have a carrying value of ($70,000) and $0, representing the fair value of such commitments. Interest rate lock commitments to originate loans held for sale with notional balances of $32,568,000 and $48,303,000 at December 31, 2002 and 2001, respectively, have a carrying value of $70,000 and $0. Other commitments to fund loans totaled $378,339,000 and $289,122,000 at December 31, 2002 and 2001, respectively, and have a carrying value of $0 at both dates, representing the cost of such commitments. Commitments to purchase securities at December 31, 2002, with a notional balance of $25.3 million, have a carrying value of zero, representing the cost of such commitments. There were no commitments to sell securities at December 31, 2002. There were no commitments to purchase or sell securities at December 31, 2001.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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


Note 23:  BANNER CORPORATION  (BANR)
         (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

BANR
Balance Sheets
December 31, 2002 and 2001
                                                         December 31
                                                     -------------------
                                                      2002         2001
 ASSETS                                              ------       ------
   Cash                                            $ 34,381     $    540
   Investment in subsidiaries                       194,958      189,059
   Deferred tax asset                                   340          405
   Other assets                                       2,235        2,896
                                                    -------      -------
                                                   $231,914     $192,900
                                                    =======      =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities                                     $    317     $    560
   Trust preferred securities                        41,220           --
   Stockholders' equity                             190,377      192,340
                                                    -------      -------
                                                   $231,914     $192,900
                                                    =======      =======
BANR
Statements of Income
For the years ended December 31, 2002, 2001 and 2000

                                                          Years Ended
                                                          December 31
                                                    2002      2001      2000
                                                   ------    ------    ------
 INTEREST INCOME:
   Certificates and time deposits                  $  442    $   61    $   48
   Investments                                         --        --        --
                                                   ------    ------    ------
                                                      442        61        48
 OTHER INCOME (EXPENSE):
   Dividend income from subsidiaries                6,715     8,644     8,351
   Equity in undistributed income of subsidiaries   4,231        --    11,288
   Interest on other borrowings                    (1,185)       --        --
   Other expense                                   (1,837)    1,898     2,027
                                                   ------    ------    ------
                                                    8,366     6,807    17,660
 PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                      (894)     (643)     (688)
                                                   ------    ------    ------
 NET INCOME                                       $ 9,260   $ 7,450   $18,348
                                                   ======    ======    ======

BANR
Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000

                                                          Years Ended
                                                          December 31
                                                   --------------------------
                                                    2002      2001      2000
                                                   ------    ------    ------
OPERATING ACTIVITIES:
  Net income                                      $ 9,260   $ 7,450   $18,348
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Equity in undistributed earnings
    of subsidiaries                                (4,232)       --   (11,288)
  Amortization                                         65       177       302
  (Increase) decrease in deferred taxes                65        --        --
  (Increase) decrease in other assets               1,916       141      (447)
  Increase (decrease) in other liabilities           (262)     (203)   (1,167)
                                                   ------    ------    ------
  Net cash provided (used) by operating activities  6,812     7,565     5,748
                                                   ------    ------    ------
INVESTING ACTIVITIES:
  Funds transferred to deferred compensation trust    (71)      (76)      (60)
  Acquisitions of subsidiaries                     (1,220)       --        (7)
  Dividends received from subsidiaries                 --     2,265     4,000
  Payments received on loan to ESOP
    for release of shares                           1,244     1,043     1,510
  Additional funds returned from
    (invested in) subsidiaries                         --        --    (1,100)
                                                   ------    ------    ------
  Net cash provided (used) by investing activities    (47)    3,232     4,343
                                                   ------    ------    ------
 FINANCING ACTIVITIES:
  Proceeds from issuance of junior subordinated
    debentures                                     39,943        --        --
  Repurchases of stock                             (8,391)  (10,158)   (5,233)
  Repurchase of forfeited MRP shares                   --        (4)     (120)
  Net proceeds from exercise of stock options       2,002     3,645       913
  Cash dividends paid                              (6,478)   (6,284)   (5,553)
                                                   ------    ------    ------
  Net cash provided(used) by financing activities  27,076   (12,801)   (9,993)
                                                   ------    ------    ------
NET INCREASE (DECREASE) IN CASH                    33,841    (2,004)       98
CASH, BEGINNING OF PERIOD                             540     2,544     2,446
                                                   ------    ------    ------
CASH, END OF PERIOD                               $34,381    $  540   $ 2,544
                                                   ======    ======    ======

BANR
Statements of Cash Flows (continued)
For the year ended December 31, 2002, 2001 and 2000
                                                          Years Ended
                                                          December 31
                                                   --------------------------
                                                    2002      2001      2000
                                                   ------    ------    ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                   $ 2,126   $    --   $    --
  Taxes paid                                           --        --        --
  Non-cash transactions:
    Net change in accrued dividends payable            72        45       336
    Net change in unrealized gain (loss) in
      deferred compensation trust and related
      liability, including subsidiaries               117       133       173
    Recognize tax benefit of vested MRP shares,
      including subsidiaries                            3       259         2
    Non-cash portion of 10% stock dividend             --        --    14,731

  The following summarizes the non-cash activities
    relating to acquisitions:
    Fair value of assets acquired adjustment      $    --   $    --   $   (48)
    Fair value of liabilities assumed                  --        --        --
    Fair value of stock issued to acquisitions'
      shareholders subsequent adjustments              n/a       n/a       48
                                                   ------    ------    ------
    Cash paid out in acquisition                       --        --        --
    Less cash acquired                                 --        --        --
                                                   ------    ------    ------
    Net cash acquired (used)                      $    --   $    --   $    -
                                                   ======    ======    ======


Note 24:  STOCK REPURCHASE

The Company has periodically engaged in stock repurchase activity. During the years ended December 31, 2002 and 2001, the Company repurchased 422,844 and 569,166 shares of its stock at average prices of $19.84 and $17.85 per share, respectively. On August 28, 2002, the Company's Board of Directors approved continuance of a stock repurchase program authorizing the purchase of up to 5% of total shares outstanding over the next twelve months.


Note 25: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE (in thousands)

                                                          Years Ended
                                                          December 31
                                                   --------------------------
                                                    2002      2001      2000*
                                                   ------    ------    ------
 Total shares issued                               13,201    13,201    13,201
   Less stock repurchased/retired
    including shares allocated to MRP              (1,692)   (1,389)   (1,150)

   Less unallocated shares held by the ESOP          (577)     (633)     (746)
                                                   ------    ------    ------

 Basic weighted average shares outstanding         10,932    11,179    11,305

  Plus MRP and stock option incremental
    shares considered outstanding for diluted
    EPS calculations                                  420       421       182
                                                   ------    ------    ------
 Diluted weighted average shares outstanding       11,352    11,600    11,487
                                                   ======    ======    ======

* Weighted average shares, restated for stock dividend: see Note 2

Note 26:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Results of operations on a quarterly basis were as follows (in thousands except for per share data):

                                            Year Ended December 31, 2002
                                        -------------------------------------
                                          First    Second     Third    Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                        -------   -------   -------   -------
Interest income                        $ 36,018  $ 36,276  $ 36,349  $ 35,633
Interest expense                         17,104    16,843    16,270    15,752
                                        -------   -------   -------   -------
  Net interest income                    18,914    19,433    20,079    19,881
Provision for loan losses                 3,000     4,000     4,000    10,000
  Net interest income after provision   -------   -------   -------   -------
     for loan losses                     15,914    15,433    16,079     9,881
Non-interest income                       3,218     3,549     3,931     5,179
Non-interest expense                     13,326    13,840    15,300    17,979
  Income before provision for           -------   -------   -------   -------
     income taxes                         5,806     5,142     4,710    (2,919)
Provision for income taxes                1,897     1,615     1,329    (1,362)
                                        -------   -------   -------   -------
Net operating income                   $  3,909  $  3,527  $  3,381  $ (1,557)
                                        =======   =======   =======   =======

Basic earnings per share               $   0.35  $   0.32  $   0.31  $  (0.14)
Diluted earnings per share             $   0.34  $   0.30  $   0.30  $  (0.14)
Cash dividends declared                $   0.15  $   0.15  $   0.15  $   0.15


                                            Year Ended December 31, 2001
                                        -------------------------------------
                                          First    Second     Third    Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                        -------   -------   -------   -------
Interest income                        $ 40,578  $ 39,739  $ 39,858  $ 37,491
Interest expense                         23,107    22,545    21,544    18,748
                                        -------   -------   -------   -------
  Net interest income                    17,471    17,194    18,314    18,743
Provision for loan losses                   950     2,950     5,959     4,100
  Net interest income after provision   -------   -------   -------   -------
     for loan losses                     16,521    14,244    12,355    14,643
Non-interest income                       2,865     3,635     3,314     3,651
Non-interest expense                     15,711    15,201    15,601    13,123
  Income before provision for income    -------   -------   -------   -------
     taxes                                3,675     2,678        68     5,171
Provision for income taxes                1,366     1,059       212     1,505
                                        -------   -------   -------   -------
Net operating income                   $  2,309  $  1,619  $   (144) $  3,666
                                        =======   =======   =======   =======

Basic earnings per share               $   0.21  $   0.14  $  (0.01) $   0.33
Diluted earnings per share             $   0.20  $   0.14  $  (0.01) $   0.32
Cash dividends declared                $   0.14  $   0.14  $   0.14  $   0.14


                                            Year Ended December 31, 2000
                                        -------------------------------------
                                          First    Second     Third    Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                        -------   -------   -------   -------
Interest income                        $ 36,630  $ 39,108  $ 40,923  $ 41,637
Interest expense                         19,985    21,777    23,690    24,142
                                        -------   -------   -------   -------
  Net interest income                    16,645    17,331    17,233    17,495
Provision for loan losses                   545       819       651       852
  Net interest income after provision   -------   -------   -------   -------
     for loan losses                     16,100    16,512    16,582    16,643
Non-interest income                       1,631     1,822     2,225     3,573
Non-interest expense                     10,810    11,285    11,686    12,721
  Income before provision for income    -------   -------   -------   -------
     taxes                                6,921     7,049     7,121     7,495
Provision for income taxes                2,496     2,506     2,515     2,721
                                        -------   -------   -------   -------
Net operating income                   $  4,425  $  4,543  $  4,606  $  4,774
                                        =======   =======   =======   =======

Basic earnings per share               $   0.39* $   0.40* $   0.41  $   0.42
Diluted earnings per share             $   0.38* $   0.40* $   0.40  $   0.42
Cash dividends declared                $   0.13* $   0.13* $   0.13  $   0.14

* Restated for stock dividend, see Note 2

Note 27:  BUSINESS SEGMENTS

The Company has been managed by legal entity or bank, not by lines of business. In prior periods, business segment reporting included results for each subsidiary bank; however, during the year ended December 31, 2001, all of the subsidiary banks were merged into a single legal entity, BB, with a consolidated management team. For comparative purposes, prior period segment information has been regrouped to match current business segments/grouping after merger of the Bank subsidiaries.

BB is a community oriented commercial bank chartered in the State of Washington. The performance of BB is reviewed by the Company's executive management team and the Board of Directors on a monthly basis. All of the executive officers of the Company are members of the BB management team.

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has concluded that, as a result of the mergers of its subsidiary banks completed during 2000 and 2001, it has one segment.

Financial highlights by legal entity were as follows (in thousands):

                                               Year Ended December 31, 2002
                                               ----------------------------
Condensed Income Statement
                                                BB        Other*      Total
                                              ------      ------      ------
Net interest income (loss)                  $ 79,051     $  (744)   $ 78,307
Provision for loan losses                     21,000          --      21,000
Other income                                  15,877          --      15,877
Other expenses                                58,608       1,837      60,445
                                              ------      ------      ------
Income (loss) before income taxes             15,320      (2,581)     12,739

Income taxes (benefit)                         4,374        (895)      3,479
                                              ------      ------      ------
Net income (loss)                           $ 10,946     $(1,686)   $  9,260
                                              ======      ======      ======

                                                     December 31, 2002
                                         -----------------------------------
Total Assets                             $ 2,260,296     $ 2,876 $ 2,263,172
                                           =========      ======   =========

* Includes intercompany eliminations and holding company amounts.


                                               Year Ended December 31, 2001
                                               ----------------------------
Condensed Income Statement
                                                BB        Other*      Total
                                              ------      ------      ------
Net interest income (loss)                  $ 71,660    $     62    $ 71,722
Provision for loan losses                     13,959          --      13,959
Other income                                  13,465          --      13,465
Other expenses                                57,738       1,898      59,636
                                              ------      ------      ------
Income (loss) before income taxes             13,428      (1,836)     11,592

Income taxes (benefit)                         4,785        (643)      4,142
                                              ------      ------      ------
Net income (loss)                            $ 8,643     $(1,193)    $ 7,450
                                              ======      ======      ======

                                                   December 31, 2001
                                         -----------------------------------
Total Assets                             $ 2,081,147    $  5,947 $ 2,087,094
                                           =========      ======   =========

                                               Year Ended December 31, 2000
                                               ----------------------------
Condensed Income Statement
                                                BB        Other*      Total
                                              ------      ------      ------
Net interest income (loss)                  $ 68,654    $     50    $ 68,704
Provision for loan losses                      2,867          --       2,867
Other income                                   9,324         (73)      9,251
Other expenses                                44,547       1,955      46,502
                                              ------      ------      ------
Income (loss) before income taxes             30,564      (1,978)     28,586

Income taxes (benefit)                        10,926        (688)     10,238
                                              ------      ------      ------
Net income (loss)                           $ 19,638    $ (1,290)   $ 18,348
                                              ======      ======      ======

                                                  December 31, 2000
                                          ----------------------------------
Total Assets                              $1,981,944         887  $1,982,831
                                           =========      ======   =========

* Includes intercompany eliminations and holding company amounts and trusts.

BANNER CORPORATION
                              Index of Exhibits
Exhibit
-------
3{a} Articles of Incorporation of Registrant [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

3{b} Bylaws of Registrant [incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K dated July 24, 1998 (file No. 0-26584)].

10{a} Employment Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{b} Executive Salary Continuation Agreement with Gary L. Sirmon
      [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c} Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d} Executive Salary Continuation Agreement with Michael K. Larsen
      [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e} 1996 Stock Option Plan (incorporated by reference to Exhibit A to the
      Proxy Statement for the Annual Meeting of Stockholders dated June 10,
      1996).

10{f} 1996 Management Recognition and Development Plan (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1996).

10{g} Employment and Non-Competition Agreement with Jesse G. Foster
      [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (file No. 0-26584)].

10{h} Supplemental Retirement Plan as Amended with Jesse G. Foster
      [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (file No. 0-26584)].

10{i} Towne Bank of Woodinville 1992 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated April 2, 1998 (file No. 333-49193)].

10{j} Whatcom State Bank 1991 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (file No. 333-71625)].

10{k} Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{l} Employment Agreement with S. Rick Meikle [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{m} Separation and Transition Agreement with S. Rick Meikle [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{n} Employment Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{o} Form of Supplemental Executive Retirement Program Agreement with Gary
      Sirmon, S. Rick Meikle, Michael K. Larsen, Lloyd W. Baker and Cynthia
      D. Purcell [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{p} 1998 Stock Option Plan (incorporated by reference to Exhibit A to the
      Proxy Statement for the Annual Meeting of Stockholders dated June 10,
      1998).

10{q} 2001 Stock Option Plan (incorporated by reference to Exhibit B to the
      Proxy Statement of the Annual Meeting of Stockholders dated March 16,
      2001).

10{r} Form of Employment Contract entered into with Cynthia D. Purcell,
      Richard B. Barton, Paul E. Folz and John R. Neill.

21    Subsidiaries of the Registrant.

23    Independent Auditors Consent.

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                Exhibit 21

                      Subsidiaries of the Registrant

Parent
-----------------------

Banner Corporation


                                    Percentage of     Jurisdiction of
Subsidiaries                        ownership         State of Incorporation
-----------------------             -------------     ----------------------
Banner Bank (1)                       100%              Washington

Banner Capital Trust I (1)            100%              Delaware

Banner Capital Trust II (1)           100%              Delaware

Community Financial Corporation (2)   100%              Oregon

Northwest Financial Corporation (2)   100%              Washington


--------------------
(1)     Wholly owned by Banner Corporation
(2)     Wholly owned by Banner Bank

                                  Exhibit 23



INDEPENDENT AUDITORS' CONSENT
=============================================================================

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, 333-71625, and 333-67168 of Banner Corporation on Form
S-8 of our report dated March 12, 2003, which includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, appearing in the Annual Report on Form 10-K of Banner Corporation for the year ended December 31, 2002.

/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Seattle, Washington
March 24, 2003

                               Exhibit 99

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                          OF BANNER CORPORATION
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

 - the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

 - the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.


March 20, 2003                          /s/D. Michael Jones
                                        --------------------------
                                        D. Michael Jones
                                        Chief Executive Officer


March 20, 2003                          /s/Lloyd W. Baker
                                        --------------------------
                                        Lloyd W. Baker
                                        Chief Financial Officer