Form 10-Q
period 2003-03-31
BANNER CORP
filed 2003-05-14
CIK 946673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

                             ------------------------

     (Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                        OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM        to         :
                       -------   --------

                           Commission File Number 0-26584
                                 BANNER CORPORATION
                (Exact name of registrant as specified in its charter)

                             ------------------------


            Washington                                    91-1691604
(State or other jurisdiction of incorporation          (I.R.S. Employer
          or organization)                           Identification Number)


              10 South First Avenue, Walla Walla, Washington 99362 (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code;  (509)  527-3636

                             ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
                                                    -------     ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes   X      No
                                           ------       ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of class:                        As of April 30, 2003
            ---------------                        --------------------
Common Stock, $.01 par value per share              11,352,099 shares*

* Includes 515,707 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts.

                        BANNER CORPORATION AND SUBSIDIARIES
                                 Table of Contents

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

  Consolidated Statements of Financial Condition
  as of March 31, 2003 and December 31, 2002.............................   2

  Consolidated Statements of Income
  for the Quarters Ended March 31, 2003 and 2002.........................   3

  Consolidated Statements of Comprehensive Income
  for the Quarters Ended March 31, 2003 and 2002.........................   4

  Consolidated Statements of Changes in Stockholders' Equity
  for the Quarters Ended March 31, 2003 and 2002.........................   5

  Consolidated Statements of Cash Flows
  for the Quarters Ended March 31, 2003 and 2002.........................   7

  Selected Notes to Consolidated Financial Statements....................   9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

  Special Note Regarding Forward-Looking Statements......................  13

  General................................................................  13

  Recent Developments and Significant Events.............................  13

  Comparison of Financial Condition at March 31, 2003 and
  December 31, 2002......................................................  13

  Comparison of Results of Operations for the Quarters Ended
  March 31, 2003 and 2002................................................  14

  Asset Quality..........................................................  18

  Liquidity and Capital Resources........................................  19

  Capital Requirements...................................................  20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

  Market Risk and Asset/Liability Management.............................  21

Item 4 - Controls and Procedures.........................................  25

PART II - OTHER INFORMATION
Item 1. Legal Proceedings................................................  26

Item 2. Changes in Securities and Use of Proceeds........................  26

Item 3. Defaults upon Senior Securities..................................  26

Item 4. Submission of Matters to a Vote of Stockholders..................  26

Item 5. Other Information................................................  26

Item 6. Exhibits and Reports on Form 8-K.................................  26

SIGNATURES...............................................................  27

CERTIFICATIONS...........................................................  28

                       BANNER CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                March 31, 2003 (Unaudited) and December 31, 2002

                                                  (Unaudited)
                                                    March 31    December 31
                                                        2003           2002
ASSETS                                            ----------     ----------
Cash and due from banks                           $  126,396     $  132,910
Securities available for sale, cost $562,091
 and $415,855
  Encumbered                                          36,123         32,955
  Unencumbered                                       531,469        388,267
                                                  ----------     ----------
                                                     567,592        421,222

Securities held to maturity, fair value
 $11,580 and $13,414                                  11,469         13,253
Federal Home Loan Bank stock                          33,378         32,831
Loans receivable:
  Held for sale, fair value $48,324 and $39,984       47,213         39,366
  Held for portfolio                               1,543,425      1,534,300
  Allowance for loan losses                          (25,551)       (26,539)
                                                  ----------     ----------
                                                   1,564,987      1,546,927

Accrued interest receivable                           13,775         13,689
Real estate owned, held for sale, net                  5,183          6,062
Property and equipment, net                           20,629         20,745
Goodwill and intangibles, net                         36,664         36,714
Deferred income tax asset, net                         1,658          2,786
Bank owned life insurance                             32,260         31,809
Other assets                                           3,863          4,224
                                                  ----------     ----------
                                                  $2,417,854     $2,263,172
                                                  ==========     ==========

LIABILITIES
Deposits:
  Non-interest-bearing                            $  192,287     $  200,500
  Interest-bearing                                 1,422,060      1,297,278
                                                  ----------     ----------
                                                   1,614,347      1,497,778

Advances from Federal Home Loan Bank                 511,452        465,743
Trust preferred securities                            40,000         40,000
Other borrowings                                      41,400         41,202
Accrued expenses and other liabilities                14,623         24,700
Deferred compensation                                  3,601          3,372
                                                  ----------     ----------
                                                   2,225,423      2,072,795
COMMITMENTS AND CONTINGENCIES                             --             --

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value per share,
 500,000 shares authorized, no shares issued              --             --
Common stock - $0.01 par value per share,
 27,500,000 shares authorized, 13,201,418 shares
 issued: 11,347,571 shares and 11,306,977 shares
 outstanding at March 31, 2003 and
 December 31, 2002, respectively.                    121,119        120,554
Retained earnings                                     72,545         70,813
Accumulated other comprehensive income:
 Unrealized gain (loss) on securities available
 for sale                                              3,576          3,488
Unearned shares of common stock issued to
 Employee Stock Ownership Plan (ESOP) trust:
 515,707 and 515,707 restricted shares outstanding
 at March 31, 2003 and December 31, 2002,
 respectively, at cost                                (4,264)        (4,262)
Carrying value of shares held in trust for
 stock related compensation plans                     (3,519)        (3,190)
Liability for common stock issued to deferred,
 stock related, compensation plan                      2,974          2,974
                                                  ----------     ----------
                                                     192,431        190,377
                                                  ----------     ----------
                                                  $2,417,854     $2,263,172
                                                  ==========     ==========
                  See notes to consolidated financial statements

                      BANNER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited) (in thousands except for per share amounts)

                                                          Quarters Ended
                                                             March 31
                                                     -----------------------
                                                        2003          2002
                                                     --------       --------
INTEREST INCOME:
  Loans receivable                                   $ 28,844       $ 31,251
  Mortgage-backed securities                            3,052          2,556
  Securities and cash equivalents                       2,822          2,211
                                                     --------       --------
                                                       34,718         36,018

INTEREST EXPENSE:
  Deposits                                              8,871         10,144
  Federal Home Loan Bank advances                       5,700          6,468
  Trust preferred securities                              567             --
  Other borrowings                                        172            492
                                                     --------       --------
                                                       15,310         17,104
                                                     --------       --------

  Net interest income before provision for
   loan losses                                         19,408         18,914

PROVISION FOR LOAN LOSSES                               2,250          3,000
                                                     --------       --------
  Net interest income                                  17,158         15,914

OTHER OPERATING INCOME:
  Loan servicing fees                                     530            344
  Other fees and service charges                        1,658          1,258
  Mortgage banking operations                           2,062          1,291
  Gain (loss) on sale of securities                         3              5
  Miscellaneous                                           565            320
                                                     --------       --------

  Total other operating income                          4,818          3,218

OTHER OPERATING EXPENSES:
  Salary and employee benefits                         11,211          8,694
  Less capitalized loan origination costs              (1,575)        (1,313)
  Occupancy and equipment                               2,372          2,083
  Information/computer data services                      838            613
  Advertising                                             866            299
  Amortization of intangibles                              50             75
  Miscellaneous                                         3,295          2,875
                                                     --------       --------

  Total other operating expenses                       17,057         13,326
                                                     --------       --------

  Income before provision for income taxes              4,919          5,806

PROVISION FOR INCOME TAXES                              1,490          1,897
                                                     --------       --------

NET INCOME                                           $  3,429       $  3,909
                                                     ========       ========
Net income per common share (see Note 5):

  Basic                                              $    .32       $    .35
  Diluted                                            $    .31       $    .34

Cumulative dividends declared per common share:      $    .15       $    .15

                  See notes to consolidated financial statements

                         BANNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Unaudited) (in thousands)

                                                        Quarters Ended
                                                           March 31
                                                   ----------------------
                                                      2003           2002
                                                   -------        -------
NET INCOME:                                        $ 3,429        $ 3,909

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF INCOME TAXES:
    Unrealized holding gain (loss) during the
     period, net of deferred income tax (benefit)
     of $48 and $(1,146); respectively.                 90         (2,128)
    Less adjustment for (gains)/losses included in
     net income, net of income tax (benefit) of
     $1 and $2; respectively                            (2)            (3)
                                                   -------        -------
    Other comprehensive income (loss)                   88         (2,131)
                                                   -------        -------

COMPREHENSIVE INCOME                               $ 3,517        $ 1,778
                                                   =======        =======

                 See notes to consolidated financial statements

                                 BANNER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (Unaudited) (In thousands)
                              For the Quarters Ended March 31, 2003 and 2002

                                                                                Carrying Value
                                                                                Of Shares Held
                           Common Stock               Accumulated    Unearned    in Trust for
                           And Additional                Other      Restricted  Stock-Related      Total
                              Paid-in      Retained   Comprehensive    ESOP      Compensation  Stockholders'
                              Capital      Earnings      Income        Share         Plans        Equity
                            ---------     --------      -------     --------       -------      ---------
BALANCE, January 1, 2002    $ 126,844     $ 68,104      $ 2,264     $ (4,769)      $  (103)     $ 192,340

  Net income                                 3,909                                                  3,909

  Change in valuation of
   securities available for
   sale, net of income taxes                             (2,131)                                   (2,131)

  Cash dividend on common
   stock ($.15/share
   cumulative)                              (1,737)                                                (1,737)

  Purchase and retirement
   of common stock               (738)                                                               (738)

  Proceeds from issuance of
   common stock for exercise
   of stock options               269                                                                 269

  Amortization of
   compensation related to MRP                                                           7              7
                            ---------     --------      -------     --------       -------      ---------

BALANCE, March 31, 2002     $ 126,375     $ 70,276      $   133     $ (4,769)      $   (96)     $ 191,919
                            =========     ========      =======     ========       =======      =========

BALANCE, January 1, 2003    $ 120,554     $ 70,813      $ 3,488     $ (4,262)      $  (216)     $ 190,377

  Net income                                 3,429                                                  3,429

  Change in valuation of
   securities available for
   sale, net of income taxes                                 88                                        88

  Cash dividend on common
   stock ($.15/share
   cumulative)                              (1,697)                                                (1,697)

  Proceeds from reissued
   common stock for exercise
   of stock options               213                                                                 213

  Adjust prior year release
   of earned ESOP shares           (3)                                    (2)                          (5)

  Release of treasury stock
   for MRP grant                  355                                                 (355)             -

  Amortization of compensation
   related to MRP                                                                       26             26
                            ---------     --------      -------     --------       -------      ---------

BALANCE, March 31, 2003     $ 121,119     $ 72,545      $ 3,576     $ (4,264)      $  (545)     $ 192,431
                            =========     ========      =======     ========       =======      =========

                        See selected notes to consolidated financial statements

                                                  5

                      BANNER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (Unaudited) (continued) (in thousands)
                 For the Quarters Ended March 31, 2003 and 2002

                                                        2003          2002
                                                       ------        ------
COMMON STOCK, SHARES ISSUED:
  Number of shares, beginning of period                13,201        13,201
                                                       ------        ------
  Number of shares, end of period                      13,201        13,201
                                                       ------        ------

LESS COMMON STOCK RETIRED:
  Number of shares, beginning of period                (1,894)       (1,567)
    Purchase and retirement of common stock                --           (40)
    Issuance of common stock to deferred compensation
     plan and/or exercised stock options                   40            27
                                                       ------        ------
  Number of shares retired, end of period              (1,854)       (1,580)
                                                       ------        ------

  Shares issued and outstanding, end of period         11,347        11,621

UNEARNED, RESTRICTED ESOP SHARES:
  Number of shares, beginning of period                  (516)         (577)
    Release of earned shares                               --            --
                                                       ------        ------
  Number of shares, end of period                        (516)         (577)
                                                       ======        ======

                 See notes to consolidated financial statements

                       BANNER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)
                    For the Quarter Ended March 31, 2003 and 2002

                                                        2003          2002
                                                    ---------     ---------
OPERATING ACTIVITIES
  Net income                                        $   3,429     $   3,909
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                         2,166           435
  Loss (gain) on sale of securities                        (3)           (5)
  Increase in cash surrender value of bank owned
   life insurance                                        (451)         (231)
  Loss (gain) on sale of loans                         (1,721)       (1,021)
  Loss (gain) on disposal of real estate held for
   sale and property and equipment                         17            29
  Provision for losses on loans and real estate
   held for sale                                        2,531         3,000
  Federal Home Loan Bank stock dividend                  (547)         (456)
  Net change in:
    Loans held for sale                                (7,847)       28,995
    Other assets                                        1,591         7,043
    Other liabilities                                  (9,854)       (6,865)
                                                    ---------     ---------
      Net cash provided (used) by operating
       activities                                     (10,689)       34,833
                                                    ---------     ---------

INVESTING ACTIVITIES:
  Purchases of securities                            (249,529)      (94,960)
  Principal repayments and maturities of securities    93,928        47,456
  Proceeds from sales of securities                    10,039         1,529
  Origination of loans, net of principal repayments (123,670) (73,984) Purchases of loans and participating interest
   in loans                                           (16,649)      (18,399)
  Proceeds from sales of loans and participating
   interest in loans                                  128,738        91,684
  Purchases of property and equipment-net                (731)         (657)
  Proceeds from sale of real estate held for sale-net   1,083           413
  Net (funding) payout of deferred compensation plans     (26)          (97)
  Cash (used for) provided by acquisitions                 --        (6,520)
                                                    ---------     ---------

      Net cash used by investing activities          (156,817)      (53,535)
                                                    ---------     ---------

FINANCING ACTIVITIES
  Increase (decrease) in deposits                   $ 116,569     $  83,774
  Proceeds from FHLB advances                         154,750       151,500
  Repayment of FHLB advances                         (109,041)     (192,300)
  Proceeds from repurchase agreement borrowings        19,000         1,226
  Repayments of repurchase agreement borrowings       (16,756)       (1,701)
  Increase (decrease) in other borrowings              (2,046)       (4,264)
  Cash dividends paid                                  (1,691)       (1,627)
  Other                                                   212           269
  ESOP shares earned                                       (5)           --
  Repurchases of stock, net of forfeitures                 --          (738)
                                                    ---------     ---------

      Net cash provided by financing activities       160,992        36,139
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT    (6,514)       17,437

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD          132,910        67,728
                                                    ---------     ---------
CASH AND DUE FROM BANKS, END OF PERIOD              $ 126,396     $  85,165
                                                    =========     =========

                            (Continued on next page)

                       BANNER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)  (in thousands)
                 For the Quarters Ended March 31, 2003 and 2002
                           (Continued from prior page)


                                                          2003          2002
                                                     ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid in cash                              $  14,777     $  16,847
  Taxes paid in cash                                 $      --     $       -
  Non-cash transactions:
    Loans, net of discounts, specific loss
     allowances and unearned income, transferred to
     real estate owned and other repossessed assets  $     635     $     199
    Net change in accrued dividends payable          $      (6)    $     110

The following summarizes the non-cash activities
 relating to acquisitions:
  Fair value of assets and intangibles acquired      $      --     $ (44,860)
  Fair value of liabilities assumed                                   34,768
  Fair value of stock issued and options assumed
   to acquisitions' shareholders                                          --
                                                     ---------     ---------
  Cash paid out in acquisition                                       (10,092)
  Less cash acquired                                                   3,572
                                                     ---------     ---------
  Net cash acquired (used)                           $      --     $  (6,520)
                                                     =========     =========

                See notes to consolidated financial statements

                       BANNER CORPORATION AND SUBSIDIARIES
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation and Critical Accounting Policies

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and its 41 branch offices and eight loan production offices located in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

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

Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements. These policies relate to the methodology for the determination of the provision and allowance for loan and lease losses and the valuation of goodwill, deferred taxes, valuation and amortization of mortgage servicing rights, and valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Stock Compensation Plans: The Company measures its employee stock-based compensation arrangements under the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income available to diluted common stockholders and diluted earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                       Quarters Ended
                                                           March 31
                                                   ---------------------
                                                      2003          2002
                                                   -------       -------
Net income available to common stock holders:
  Basic:
        As reported                                $ 3,429       $ 3,909
        Pro forma                                    3,117         3,884
  Diluted:

        As reported                                $ 3,429       $ 3,909
        Pro forma                                    3,117         3,884
Net income per common share:
  Basic:
        As reported                                $  0.32       $  0.35
        Pro forma                                     0.29          0.35
  Diluted:
        As reported                                $  0.31       $  0.34
        Pro forma                                     0.28          0.34

The compensation expense included in the pro forma net income available to diluted common stock and diluted earnings per common share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's stock option plans
(SOPs) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                                               2003                2002
                                       ------------        ------------
     Annual dividend yield             3.42 to 3.68%       2.58 to 3.56%
     Expected volatility               42.3 to 49.6%       40.2 to 64.8%
     Risk free interest rate           2.94 to 4.07%       2.63 to 5.21%
     Expected lives                       5 to 9 yrs          5 to 9 yrs

Certain reclassifications have been made to the 2002 financial statements and/or schedules to conform to the 2003 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of such reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with Banner Corporation's 2002 Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Note 2:  Recent Developments and Significant Events

Sale of $40 Million of Trust Preferred Securities: During fiscal 2002, the Company completed the issuance of $40 million of trust preferred securities
(TPS) in private placements of $25 million in April 2002 and $15 million in December 2002. The TPS were issued by special purpose business trusts owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The TPS have been recorded as a liability on the statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. A portion of the proceeds from these offerings was used to augment the Bank's capital with the remainder expected to be used primarily to fund growth, including acquisitions. Remaining proceeds may also be used to fund the Company's stock repurchase program and for other general corporate purposes as necessary.

Under the terms of the transactions, the TPS have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the TPS are entitled to receive cumulative cash distributions at a variable annual rate. The initial $25 million issue has a current interest rate of 5.38175%, which is reset semi-annually to equal six-month LIBOR plus 3.70%. The second $15 million issue has a current rate of 4.63875%, which is reset quarterly to equal three-month LIBOR plus 3.35%.

Accounting Standards Recently Adopted or Issued: In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation Number (FIN) 46, Consolidation of Certain Variable Interest Entities An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a Variable Interest Entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity shall consolidate a VIE if that entity has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN 46 is effective for newly created VIEs beginning February 1, 2003 and for existing VIEs as of the third quarter of 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial statements.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the Company has no material guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's financial statements.

Note 3:  Business Segments

The Company is managed by legal entity and not by lines of business. The Bank is a community oriented commercial bank chartered in the State of Washington. The Bank's primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its primary market area. The Bank offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real estate, commercial/agriculture business and consumer loans. The Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. The performance of the Bank is reviewed by the Company's executive management and Board of Directors on a monthly basis. All of the executive officers of the Company are members of the Bank's management team.

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operation segments in interim reports to stockholders. The Company has determined that its current business and operations consist of a single business segment.

Note 4:  Additional Information Regarding Interest-Bearing Deposits and
Securities

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

The following table sets forth additional detail on BANR's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
                                        March 31    December 31    March 31
                                            2003           2002        2002
                                        --------       --------    --------
Interest-bearing deposits included
 in cash and due from banks             $ 52,117       $ 42,921    $ 24,555
                                        --------       --------    --------

Mortgage-backed securities               359,365        269,153     212,028
Other securities-taxable                 193,503        141,404     122,953
Other securities-tax exempt               22,499         21,107      22,836
Equity securities with dividends           3,694          2,811       2,887
                                        --------       --------    --------
  Total securities                       579,061        434,475     360,704

Federal Home Loan Bank (FHLB) stock       33,378         32,831      31,330
                                        --------       --------    --------

                                        $664,556       $510,227    $416,589
                                        ========       ========    ========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                                Quarters Ended
                                                   March 31
                                          ------------------------
                                             2003             2002
                                          -------          -------

Mortgage-backed securities interest       $ 3,052          $ 2,556
                                          -------          -------

Taxable interest and dividends              1,968            1,422
Tax-exempt interest                           307              333
Federal Home Loan Bank stock dividends        547              456
                                          -------          -------
                                            2,822            2,211
                                          -------          -------

                                          $ 5,874          $ 4,767
                                          =======          =======

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data (in thousands):

                                                Quarters Ended
                                                   March 31
                                          ------------------------
                                             2003             2002
                                          -------          -------

Total shares originally issued             13,201           13,201
  Less retired shares plus
    unvested shares allocated to MRP       (1,899)          (1,591)
  Less unallocated shares held by the ESOP   (516)            (577)
                                           ------           ------

Basic weighted average shares outstanding  10,786           11,033
  Plus unvested MRP and stock option
   incremental shares considered
   outstanding for diluted EPS
   calculations                               254              416
                                           ------           ------

Diluted weighted average shares
 outstanding                               11,040           11,449
                                           ======           ======

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, competition, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operation, pricing, products and services and the Company's ability to successfully resolve the outstanding credit issues and recover check kiting losses. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."

General

Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank is a regional bank which offers a wide variety of commercial banking services and financial products to both businesses and individuals in its primary market areas. The Bank conducts business from its main office in Walla Walla, Washington, and its 41 branch offices and eight loan production offices located in 19 counties in Washington, Oregon and Idaho.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income increased for the quarter ended March 31, 2003 compared to the same period a year earlier, despite a 17 basis point decrease in the interest rate spread, as a result of growth in interest-bearing assets and liabilities. The net interest margin also decreased 24 basis points for the quarter ended March 31, 2003, compared to the same period one year prior. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses decreased $750,000 for the quarter ended March 31, 2003, compared to the same period ended March 31, 2002. Other operating income increased significantly for the quarter ended March 31, 2003, largely as a result of increased gain on the sale of loans, although other non-interest revenues also increased significantly. Other operating expenses also increased substantially for the quarter ended March 31, 2003, compared to the same period ended March 31, 2002, reflecting the continued growth of the Company. Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements.

Recent Developments and Significant Events

See Note 2 to Consolidated Financial Statements.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

General: Total assets increased $154.7 million, or 6.8%, from $2.263 billion at December 31, 2002, to $2.418 billion at March 31, 2003. The growth largely resulted from an increase in cash and securities and was funded primarily by
deposit growth and borrowings.   Net loans receivable (gross loans less loans
in process, deferred fees and discounts, and allowance for loan losses) increased $18.1 million, or 1.2%, from $1.547 billion at December 31, 2002, to $1.565 billion at March 31, 2003. Despite decreases of $7.0 million in one- to four-family residential mortgages, $3.8 million in multifamily real estate loans and $2.3 million in consumer loans as a result of accelerated prepayment in the current low interest rate environment, the balance of the loan portfolio experienced net growth, including an increase of $5.5 million in mortgages secured by commercial real estate loans, an increase of $8.4 million in construction and land loans and an increase of $16.3 million in non-mortgage commercial and agricultural loans. These increased balances reflect the Company's continuing effort to increase the portion of its loans invested in commercial real estate, construction, land development, and commercial business and agricultural loans. While these loans are inherently of higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with borrowers than most residential mortgages. Securities available for sale and held to maturity increased $144.6 million, or 33.3%, from $434.5 million at December 31, 2002, to $579.1 million at March 31, 2003, as a result of additional investing.
FHLB stock increased $547,000 as a result of dividends paid by the FHLB in the form of additional shares of stock. The Company also had an increase of $451,000 in bank-owned life insurance from the growth of cash surrender values on existing policies. The majority of the increase in assets was funded by a growth in deposits. Asset growth was also funded by additional borrowings and net income from operations. Deposits grew $116.6 million, or 7.8%, from $1.498 billion at December 31, 2002, to $1.614 billion at March 31, 2003. Non-interest-bearing deposits decreased $8.2 million, or 4.1%, while interest-bearing deposits increased by $124.8 million, or 9.6%, from the prior year-end amounts. FHLB advances increased $45.7 million from $465.7 million at December 31, 2002, to $511.5 million at March 31, 2003. Other borrowings, primarily reverse repurchase agreements with securities dealers, increased $198,000, from $41.2 million at December 31, 2002 to $41.4 million at March 31, 2003.

Comparison of Results of Operations for the Quarters Ended March 31, 2003 and
2002

General. For the quarter ended March 31, 2003, the Company had net income of $3.4 million, or $.31 per share (diluted), compared to net income of $3.9 million, or $.34 per share (diluted), for the quarter ended March 31, 2002, a decrease of $480,000. The Company's operating results reflect significant growth of assets and liabilities which was substantially offset by a narrower net interest margin. As explained below, the provision for loan losses decreased from the amount recognized in the prior year largely as a result of the large provision that was recorded in the fourth quarter of 2002. The Company's operating results also reflect a significant increase in other operating income and other operating expenses. Compared to levels a year ago, total assets increased 12.3%, to $2.418 billion, at March 31, 2003, net loans decreased 0.9%, to $1.565 billion, deposits grew 14.3%, to $1.614 billion, and borrowings increased 11.1%, to $592.9 million. Average interest earning assets were $2.148 billion for the quarter ended March 31, 20023, an increase of $183.1 million, or 9.3%, compared to the same period a year earlier. Average equity was 8.37% of average assets for the quarter ended March 31, 2003, compared to 9.35% of average assets for the quarter ended March 31, 2002.

Net Interest Income. Net interest income before provision for loan losses increased to $19.4 million for the quarter ended March 31, 2003 compared to $18.9 million for the quarter ended March 31, 2002. Net interest margin decreased 24 basis points for the quarter, reflecting a 17 basis point decrease in net interest rate spread and the increased use of interest-bearing liabilities relative to interest-earning assets. The changes in net interest spread and net interest margin reflect the impact of the current very low level of market interest rates as well the effects of changes in the asset and liability mix and the level of non-performing loans.

Interest Income. Interest income for the quarter ended March 31, 2003, was $34.7 million compared to $36.0 million for the quarter ended March 31, 2002, a decrease of $1.3 million, or 3.6%. The decrease in interest income occurred despite a $183.1 million, or 9.3%, growth in average balances of interest-earning assets as a result of an 88 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 6.56% for the quarter ended March 31, 2003, compared to 7.44% for the same period a year earlier. Average loans receivable for the quarter ended March 31, 2003, decreased by $25.5 million, or 1.6%, when compared to the quarter ended March 31, 2002. Interest income on loans decreased by $2.4 million, or 7.7%, compared to the prior year, as the impact of the decrease in average loan balances was compounded by a 49 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates compared to prior year levels, particularly the prime rate which affects a large portion of construction and commercial loans, and lower mortgage rates which have led to a significant amount of prepayments of real estate loans. The loan mix continued to change as the portion of the portfolio invested in one- to four-family residential loans declined, while the portion invested in construction, land development and commercial loans increased. Loans yielded 7.39% for the quarter ended March 31, 2003, compared to 7.88% for the quarter ended March 31, 2002. While the level of market interest rates was significantly lower than a year earlier, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $208.6 million for the quarter ended March 31, 2003, and the interest and dividend income from those investments increased $1.1 million, compared to the quarter ended March 31, 2002. The average yield on mortgage-backed securities decreased to 3.90% for the quarter ended March 31, 2003, from 5.23% for the comparable period in 2002, reflecting the effect of lower market rates on the interest rates paid on the significant portion of those securities that have adjustable rates and more rapid prepayments on certain higher-yielding portions of the portfolio, as well as reinvestment and growth at current market rates. The average yield on investment securities and short-term cash investments decreased to 4.30% for the quarter ended March 31, 2003, from 5.58% for the comparable quarter in 2002, also reflecting the lower level of market rates. Earnings on FHLB stock increased by $90,000, to $546,000, in the quarter ended March 31, 2003, from $456,000 in the comparable quarter in 2002. This resulted from a 75 basis point increase in the yield received on FHLB stock and an increase of $1.9 million in the average balance of FHLB stock for the quarter ended March 31, 2003. The dividend yield on FHLB stock was 6.74% for the quarter ended March 31, 2003, compared to 5.99% for the quarter ended March 31, 2002. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest Expense. Interest expense for the quarter ended March 31, 2003, was $15.3 million compared to $17.1 million for the comparable period in 2002, a decrease of $1.8 million, or 10.5%. The decrease in interest expense was due to a decrease in the average cost of all interest-bearing liabilities to 2.96% from 3.67% primarily reflecting the lower levels of market interest rates. Deposit interest expense decreased $1.3 million for the quarter ended March 31, 2003, compared to the same quarter a year ago, despite the solid deposit growth throughout the Company over the past twelve months, as a result of a continuing decline in the cost of deposits. Average deposit balances increased $170.5 million, or 12.8%, to $1.506 billion for the quarter ended March 31, 2003, from $1.336 billion for the quarter ended March 31, 2002, while, at the same time, the average rate paid on deposit balances decreased 69 basis points. To a significant degree, deposit costs for a quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower for the nine months preceding the quarter ended March 31, 2003, than for the same period preceding the quarter ended March 31, 2002. The reduction in deposit costs, which tends to lag declines in market rates, continued in the most recent quarter as a result of the cumulative effect of declining rates in preceding quarters as well as very low rates in the current quarter. Average FHLB advances totaled $504.8 million during the quarter ended March 31, 2003, compared to $476.2 million during the quarter ended March 31, 2002, an increase of $28.5 million that, combined with a 93 basis point decrease in the average cost of advances, resulted in a $768,000 decrease in related interest expense. The average rate paid on those advances decreased to 4.58% for the quarter ended March 31, 2003, from 5.51% for the quarter ended March 31, 2002. FHLB advances are generally fixed-rate, fixed-term borrowings. In the current quarter, additional funding was also provided by trust preferred securities (TPS) which had an average balance of $40 million and an average cost of 5.75% (including amortization of prepaid underwriting costs). There were no TPS outstanding in the first quarter of the prior year. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $36.3 million, to $43.8 million for the quarter ended March 31, 2003, from $80.0 million for the same period in 2002, while the related interest expense decreased $320,000, to $172,000 from $492,000 for the respective periods. The average rate paid on other borrowings was 1.59% in the quarter ended March 31, 2003, compared to 2.49% for the same quarter in 2002. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances, which generally lag current market rates.

The following tables provide additional comparative data on the Company's operating performance:

                                                         Quarters Ended
  Average Balances                                           March 31
  ----------------                                 ------------------------
  (in thousands)                                         2003          2002
                                                   ----------    ----------
Investment securities and deposits                 $  214,798    $  127,626
Mortgage-backed obligations                           317,765       198,301
Loans                                               1,582,231     1,607,697
FHLB stock                                             32,837        30,890
                                                   ----------    ----------
   Total average interest-earning asset             2,147,631     1,964,514

Non-interest-earning assets                           157,412       134,909
                                                   ----------    ----------
   Total average assets                            $2,305,043    $2,099,423
                                                   ==========    ==========

Deposits                                            1,506,427     1,335,890
Advances from FHLB                                    504,751       476,239
Trust preferred securities                             40,000            --
Other borrowings                                       43,766        80,035
                                                   ----------    ----------
   Total average interest-bearing liabilities       2,094,944     1,892,164

Non-interest-bearing liabilities                       17,120        11,040
                                                   ----------    ----------
   Total average liabilities                        2,112,064     1,903,204

Equity                                                192,979       196,219
                                                   ----------    ----------
   Total average liabilities and equity            $2,305,043    $2,099,423
                                                   ==========    ==========

   Interest Rate Yield/Expense (rates are annualized)
   -------------------------------------------------
Interest Rate Yield:
  Investment securities and deposits                     4.30%         5.58%
  Mortgage-backed obligations                            3.90%         5.23%
  Loans                                                  7.39%         7.88%
  FHLB stock                                             6.74%         5.99%
                                                   ----------    ----------
   Total interest rate yield on interest-earning
    assets                                               6.56%         7.44%
                                                   ----------    ----------

Interest Rate Expense:
  Deposits                                               2.39%         3.08%
  Advances from FHLB                                     4.58%         5.51%
  Trust preferred securities                             5.75%           --
  Other borrowings                                       1.59%         2.49%
                                                   ----------    ----------
   Total interest rate expense on interest-bearing
    liabilities                                          2.96%         3.67%
                                                   ----------    ----------

   Interest spread                                       3.60%         3.77%
                                                   ==========    ==========

   Net interest margin on interest earning assets        3.66%         3.90%
                                                   ----------    ----------

   Additional Key Financial Ratios (ratios are annualized)
   -------------------------------------------------------
Return on average assets                                 0.60%         0.76%
Return on average equity                                 7.21%         8.08%
Average equity /average assets                           8.37%         9.35%
Average interest-earning assets/interest-bearing
 liabilities                                           102.51%       103.82%
Non-interest (other operating) expenses/average
 assets                                                  3.00%         2.57%
Efficiency ratio
  [non-interest (other operating) expenses/revenues]    70.41%        60.21%

Provision and Allowance for Loan Losses. During the quarter ended March 31, 2003, the provision for loan losses was $2.3 million, compared to $3.0 million for the quarter ended March 31, 2002, a decrease of $750,000. As noted above, provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's financial statements. The decrease in the provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. Despite higher levels of non-performing loans and net charge-offs than a year earlier and concerns about the current economic environment, the provision in the current period is lower largely as a result of the recognition of the deterioration of the portfolio through the very large provision recorded in the fourth quarter of 2002, which significantly added to the allowance for loan losses. Non-performing loans increased to $37.1 million at March 31, 2003, compared to $28.7 million at March 31, 2002. Non-performing loans are primarily concentrated in the Seattle metropolitan area where continued economic weakness has diminished certain borrowers' ability to meet loan obligations. Net charge-offs were $3.2 million for the current quarter compared to $2.1 million for the same quarter a year earlier. Most of the charge-offs in the current quarter were anticipated in the large provision for loan losses recorded in the fourth quarter of 2002. A comparison of the allowance for loan losses at March 31, 2003 and 2002, shows an increase of $6.7 million, to $25.6 million at March 31, 2003, from $18.9 million at March 31, 2002. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.61% and 1.18% at March 31, 2003 and March 31, 2002, respectively.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Losses that are related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of March 31, 2003, the Company had identified $36.9 million of impaired loans as defined by SFAS 114 and had established $5.3 million of specific loss allowances for these loans.

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance, and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the Bank's loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on the Company's historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. During the current quarter the Company used reduced loss factors with respect to one- to four-family loans while at the same time it employed increased factors for non-residential loans compared to those applied in the first quarter of 2002. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

                                       March 31    December 31    March 31
                                           2003           2002        2002
                                     ----------     ----------  ----------
Loans (including loans held for sale):
  Secured by real estate:
    One- to four-family              $  323,495     $  329,314  $  364,611
    Consumer secured by one- to
     four-family                         25,004         26,195      23,898
                                     ----------     ----------  ----------
      Total one- to four-family         348,499        355,509     388,509

    Commercial                          384,589        379,099     379,448
    Multifamily                          68,494         72,333      80,264
    Construction and land               347,956        339,516     352,076
  Commercial business                   301,418        285,231     269,713
  Agricultural business                 102,737        102,626      84,233
  Consumer                               36,845         39,152      43,118
                                     ----------     ----------  ----------
      Total loans outstanding         1,590,538      1,573,466   1,597,361

  Less allowance for loan losses         25,551         26,539      18,899
                                     ----------     ----------  ----------

      Total net loans outstanding at
       end of period                 $1,564,987     $1,546,927  $1,578,462
                                     ==========     ==========  ==========

Allowance for loan losses as a
 percentage of total loans
 outstanding                               1.61%          1.69%       1.18%

                                                       Quarter Ended
                                                          March 31
                                                  -----------------------
                                                      2003           2002
                                                  --------       --------
Balance, beginning of the period                  $ 26,539       $ 17,552

Acquisitions                                            --            460

Provision                                            2,250          3,000

Recoveries of loans previously charged off:
  Secured by real estate:
    One- to four-family                                 --             --
    Commercial                                          --              9
    Multifamily                                         --             --
    Construction and land                               --             --
  Commercial business                                   95             --
  Agricultural business                                  1              1
  Consumer                                              14              9
                                                  --------       --------
                                                       110             19

Loans charged off:
  Secured by real estate:
    One- to four-family                                 --             (6)
    Commercial                                      (1,188)            --
    Multifamily                                         --             --
    Construction and land                              (29)            --
  Commercial business                               (1,938)        (1,586)
  Agricultural business                                 --           (141)
  Consumer                                            (193)          (399)
                                                  --------       --------
                                                    (3,348)        (2,132)
                                                  --------       --------
Net charge-offs                                     (3,238)        (2,113)
                                                  --------       --------

Balance, end of the period                        $ 25,551       $ 18,899
                                                  ========       ========

Net charge-offs as a percentage of average
 net book value of loans outstanding for
 the period                                           0.20%          0.13%

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                       March 31    December 31    March 31
                                           2003           2002        2002
                                       --------       --------    --------
Specific or allocated loss allowances:
Secured by real estate:
  One- to four-family                  $    873       $    670    $  1,034
  Commercial                              4,844          5,284       3,875
  Multifamily                               362            361         396
  Construction and land                   6,602          5,892       3,926
Commercial business                       8,406          8,788       7,144
Agricultural business                     2,286          2,164       1,125
Consumer                                    574            698         593
                                       --------       --------    --------
      Total allocated                    23,947         23,857      18,093

Estimated allowance for undisbursed
 commitments                                178             36          30
Unallocated                               1,426          2,646         776
                                       --------       --------    --------
      Total allowance for loan losses  $ 25,551       $ 26,539    $ 18,899
                                       ========       ========    ========

Allowance for loan losses as a percent
 of total loans outstanding (loans
 receivable excluding allowance for
 losses)                                   1.61%          1.69%       1.18%

Other Operating Income. Other operating income was $4.8 million for the quarter ended March 31, 2003, an increase of $1.6 million from the quarter ended March 31, 2002. This included a $771,000 increase in the gain on sale of loans for the current quarter as lower interest rates led to increased mortgage banking activity. Loan sales for the quarter ended March 31, 2003 totaled $128.7 million, including $29.7 million of loans sold by the Bank's construction and mortgage loan subsidiary, Community Financial Corporation
(CFC), compared to $91.7 million for the quarter ended March 31, 2002. Gain on sale of loans for the Company included $79,000 of fees on $6.6 million of loans brokered by CFC, which are not reflected in the volume of loans sold. Loan servicing fees increased by $186,000, to $530,000 for the quarter ended March 31, 2003, compared to $344,000 a year earlier largely as a result of the collection of prepayment fees. Other fee and service charge income increased by $400,000, to $1.7 million for the quarter ended March 31, 2003, compared to $1.3 million for the quarter ended March 31, 2002, primarily reflecting growth in customer transaction accounts. Miscellaneous income increased by $245,000, largely reflecting the Company's increased investment in bank-owned life insurance and the resulting increase in cash surrender value.

Other Operating Expenses. Other operating expenses increased $3.7 million, to $17.1 million for the quarter ended March 31, 2003, from $13.3 million for the quarter ended March 31, 2002. Other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current year includes significant increases in compensation for credit examination and special assets personnel as well as additional executive management and production staff hired to re-position the Company for future growth. In addition, compensation was higher as a result of increased incentive compensation caused by the elevated level of mortgage banking activity in the current year. The higher level of mortgage banking activity is also reflected in the increase in capitalized loan origination costs. The Company also significantly increased its commitment to advertising and marketing expenditures which were $567,000 greater in the quarter ended March 31, 2003 than in the same period in the prior year. The increase in expenses includes operating costs associated with opening new branch offices in Spokane and Pasco, Washington and new commercial lending centers in Portland, Oregon and Bellevue (greater Seattle), Spokane and the Tri-Cities, Washington. The increase in other operating expenses was partially offset by a $262,000 increase in capitalized loan origination costs, reflecting a greater level of loan origination activity. The higher operating expenses associated with the Company's transition to more of a commercial bank profile caused the Company's efficiency ratio to increase to 70.41% for the quarter ended March 31, 2003, from 60.21% for the comparable period ended March 31, 2002. Other operating expenses as a percentage of average assets increased to 3.00% for the quarter ended March 31, 2003, compared to 2.57% for the quarter ended March 31, 2002.

Income Taxes. Income tax expense was $1.5 million for the quarter ended March 31, 2003, compared to $1.9 million for the comparable period in 2002. The Company's effective tax rates for the quarters ended March 31, 2003 and 2002 were 30% and 33%, respectively. The lower effective tax rate in the current quarter is primarily a result of an increase in the relative benefit of tax-exempt income compared to the first quarter of 2002.

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

At March 31, 2003, the Company had an allowance for loan losses of $25.6 million, which represented 1.61% of total loans and 69% of non-performing loans compared to 1.69% and 74%, respectively, at December 31, 2002.

During the last two years the Bank has experienced deterioration in asset quality, which has had a significant effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Non-performing assets increased to $42.4 million, or 1.76% of total assets, at March 31, 2003, compared to $42.2 million, or 1.86% of total assets, at December 31, 2002 and $31.5 million, or 1.46% of total assets, at March 31, 2002. Problem loans are primarily due from borrowers located in the Puget Sound region and are the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area. For the quarter ended March 31, 2003, significant changes included a $2.0 million decrease in non-performing commercial real estate loans, a $2.7 million decrease in non-performing construction/land loans and a $4.2 million increase in non-performing commercial loans. At March 31, 2003, the Bank's largest non-performing loan exposure was two related land development loans totaling $7.0 million secured by property located in the greater Seattle, Washington area. The largest individual exposure on non-performing commercial business loans had an aggregate carrying value of $3.8 million at March 31, 2003, which, along with a related non-performing commercial real estate loan of $1.7 million, is secured by development property in Whatcom County. Reducing non-performing loans and improving asset quality will be important activities to enhance the Bank's operating performance in future periods.

The following tables set forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

                                        March 31    December 31    March 31
                                            2003           2002        2002
                                        --------       --------    --------
Non-performing assets at end of the period:
Nonaccrual Loans:
  Secured by real estate:
    One- to four-family                 $  1,205       $    455    $    983
    Commercial                             5,385          7,421          --
    Multifamily                               --             --         897
    Construction and land                 14,606         16,030      12,916
  Commercial business                     14,036          9,894      12,245
  Agricultural business                    1,385            194         947
  Consumer                                   217            255         500
                                        --------       --------    --------
                                          36,834         34,249      28,488

Loans more than 90 days delinquent,
 still on accrual:
  Secured by real estate:
    One- to four-family                       --            343           8
    Commercial                                --             --          --
    Multifamily                               --             --          --
    Construction and land                     --          1,283          --
  Commercial business                        266            163         189
  Agricultural business                       24             --          --
  Consumer                                    --             70          25
                                        --------       --------    --------
                                             290          1,859         222
                                        --------       --------    --------
Total non-performing loans                37,124         36,108      28,710

Real estate owned, held for sale,
 net (REO), and other repossessed assets   5,319          6,062       2,762
                                        --------       --------    --------

Total non-performing assets at the end
 of the period                          $ 42,443       $ 42,170    $ 31,472
                                        ========       ========    ========
Non-performing loans as a percentage
 of total net loans before allowance
 for loan losses at end of the period       2.33%          2.29%       1.80%
Non-performing assets as a percentage
 of total assets at end of the period       1.76%          1.86%       1.46%
Troubled debt restructuring (TDRs)
 at end of the period                   $    517       $  2,057    $    158

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the quarter ended March 31, 2003, the Company purchased loans in the amount of $16.6 million while loan originations, net of principal repayments, totaled $123.7 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth. During the quarter ended March 31, 2003, the Company sold $128.7 million of loans, net deposit growth was $116.6 million, FHLB advances increased $45.7 million and other borrowings increased $198,000.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended March 31, 2003, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At March 31, 2003, the Bank had outstanding loan commitments totaling $523.5 million, including undisbursed loans in process totaling $418.5 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $845 million. Advances under this credit facility totaled $511.5 million, or 21% of the Bank's assets, at March 31, 2003.

At March 31, 2003, certificates of deposit amounted to $970.7 million, or 60%, of the Bank's total deposits, including $721.9 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB-Seattle advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. The Bank, as a state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighed assets as well as Tier 1 leverage capital to average assets. At December 31, 2002 the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, for additional information regarding the Company's and the Bank's regulatory capital requirements.)

The actual regulatory capital ratios calculated for the Company and the Bank as of March 31, 2003 along with the minimum capital amounts and ratios were as follows (dollars in thousands):

                                                                                Minimum to be
                                                                                categorized as
                                                            Minimum           "well-capitalized"
                                                           for capital           under prompt
                                                            adequacy           corrective action
                                      Actual                purposes              provisions
                                  ----------------       ----------------      ----------------
                                  Amount     Ratio       Amount     Ratio      Amount     Ratio
                                  ------     -----       ------     -----      ------     -----
                                                      (dollars in thousands)
March 31, 2003:
The Company-consolidated
  Total capital to risk-
   weighted assets               $214,105    12.56%     $136,388     8.00%       N/A       N/A
  Tier 1 capital to risk-
   weighted assets                192,019    11.26        68,194     4.00        N/A       N/A
  Tier 1 leverage capital
   to average assets              192,019     8.48        90,585     4.00        N/A       N/A

The Bank
  Total capital to risk-
   weighted assets                202,149    11.88       136,179     8.00    $170,224     10.00%
  Tier 1 capital to risk-
   weighted assets                180,096    10.58        68,090     4.00     102,134      6.00
  Tier 1 leverage capital
   to average assets              180,096     7.96        90,470     4.00     113,088      5.00

                                                  20

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets; however, in the current low interest rate environment, accelerated prepayments and calls on loans and securities have resulted in shorter expected lives on many interest-earning assets than has historically been the case, reversing this general characterization. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company.

The principal objectives of asset/liability management are to evaluate the interest-rate risk exposure of the Company; to determine the level of risk appropriate given the Company's operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company's interest rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its earnings and capital position to changes in the level of interest rates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of the Company's senior management. The committee closely monitors the Company's interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions, and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.

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

The interest rate sensitivity analysis performed by the Company incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model. The Company updates and prepares simulation modeling at least quarterly for review by senior management and the Board of Directors. The Company believes the data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Company's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2003, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators

                                            Estimated Change in
                               ---------------------------------------------
    Change (in Basis Points)   Net Interest Income
     in Interest Rates (1)       Next 12 Months            Net Market Value
    ------------------------   --------------------      -------------------
                                          (Dollars in thousands)

            +400                  $  3,611      4.5%     $(72,812)    (38.9%)
            +300                      2068      2.6%      (50,071)    (26.7%)
            +200                       347      0.4%      (28,734)    (15.3%)
            +100                         7      0.0%       (8,144)     (4.3%)
              0                          0        0             0         0
            -100                      (938)    (1.2%)      (3,274)     (1.7%)
            -200                    (5,574)    (6.9%)      (4,399)     (2.3%)
            -300                       N/A       N/A          N/A        N/A
            -400                  $    N/A       N/A     $    N/A        N/A

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

Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of a severe interest rate increase.

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2003. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 2003, total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same time period by $174,000, representing a one-year gap to total assets ratio of 7.21%.

Table of Interest Sensitivity Gap
As of March 31, 2003                 Within    6 Months      1-3       3-5      5-10     Over 10
                                    6 Months  to One Year   Years     Years     Years     Years     Total
                                  ----------  ----------  --------  --------  --------  --------  ----------
                                                              (dollars in thousands)
Interest-earning assets (1):
  Construction loans              $  251,598  $   1,070   $  2,315   $   837  $     --   $    --  $  255,820
  Fixed-rate mortgage loans           77,807     47,794    124,259   112,311   142,845    45,718     550,734
  Adjustable-rate mortgage loans     194,296     54,870     74,990    28,496     3,600        --     356,252
  Fixed-rate mortgage-backed
   securities                         41,467     27,533     82,278    50,885    60,098    22,704     284,965
  Adjustable-rate mortgage-backed
   securities                         74,403         --         --        --        --        --      74,403
  Fixed-rate commercial /agriculture
   loans                              35,229     22,781     35,488    10,690     6,369        81     110,638
  Adjustable-rate commercial/
   agriculture loans                 250,510      6,090      5,324     5,424       159        --     267,507
  Consumer and other loans            26,800      6,814     13,308     5,498     1,641       182      54,243
  Investment securities and
   interest-bearing deposits         199,342     19,295     19,639     2,140     5,743    59,031     305,190
                                  ----------  ---------   --------  --------  --------  --------  ----------

     Total rate-sensitive assets   1,151,452    186,247    357,601   216,281   220,455   127,716   2,259,752
                                  ----------  ---------   --------  --------  --------  --------  ----------

Interest-bearing liabilities (2):
  Regular savings and NOW accounts    41,849     41,849     97,649    97,649         -        --     278,996
  Money market deposit accounts       86,203     51,722     34,481        --        --        --     172,406
  Certificates of deposit            450,252    270,756    155,627    82,816    11,178        29     970,658
  FHLB advances                      134,900     46,594    145,100    74,930   109,079       849     511,452
  Other borrowings                    32,705         --         --        --        --        --      32,705
  Retail repurchase agreements         6,038        338      1,825        --       494        --       8,695
                                  ----------  ---------   --------  --------  --------  --------  ----------

     Total rate-sensitive
      liabilities                    751,947    411,259    434,682   255,395   120,751       878   1,974,912
                                  ----------  ---------   --------  --------  --------  --------  ----------

Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities            $  399,505  $(225,012)  $(77,081) $(39,114) $ 99,704  $126,838  $  284,840
                                  ==========  =========   ========  ========  ========  ========  ==========
Cumulative excess (deficiency) of
 interest-sensitive assets        $  399,505  $ 174,493   $ 97,412  $ 58,298  $158,002  $284,840  $  284,840
                                  ==========  =========   ========  ========  ========  ========  ==========

Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities                 153.13%    115.00%    106.10%   103.15%   108.00%   114.42%     114.42%
                                  ==========  =========   ========  ========  ========  ========  ==========

Interest sensitivity gap to
 total assets                         16.52%     (9.31%)    (3.19%)   (1.62%)    4.12%     5.25%      11.77%
                                  ==========  =========   ========  ========  ========  ========  ==========

Ratio of cumulative gap to
 total assets                         16.52%      7.21%      4.02%     2.40%     6.52%    11.77%      11.77%
                                  ==========  =========   ========  ========  ========  ========  ==========

                                         (footnotes on following page)

                                                  23

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $55,000 or (2.29%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table included in the Comparison of Results of Operations section of this document.

ITEM 4 - Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the Act)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of the quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  (b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

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

     Item 2.   Changes in Securities and Use of Proceeds

     Not Applicable

     Item 3.   Defaults Upon Senior Securities

     Not Applicable

     Item 4.   Submission of Matters to a Vote of Stockholders

     Not Applicable

     Item 5.   Other Information

     Not Applicable

     Item 6.   Exhibits and Reports on Form 8K

     (a)   Exhibits

           99.1  Certifications pursuant to Section 906 of the Sarbanes-Oxley
           Act.

     (b) Report(s) on Form 8-K filed during the quarter ended March 31, 2003, are as follows:

        Date Filed                                Purpose
        ----------                                -------
     February 10, 2003        Announce fourth quarter and year-to-date results
                              for the year ended December 31, 2002 and that due to further deterioration of the loan portfolio a fourth quarter loss provision of $10.0 million was recorded.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Banner Corporation




May 14, 2003                      /s/D. Michael Jones
                                  ------------------------------------
                                  D. Michael Jones
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)





May 14, 2003                      /s/ Lloyd W. Baker
                                  ------------------------------------
                                  Lloyd W. Baker
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

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

May 14, 2003                            /s/D. Michael Jones
                                        ---------------------------------
                                        D. Michael Jones
                                        Chief Executive Officer

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

May 14, 2003                            /s/Lloyd W. Baker
                                        ----------------------------
                                        Lloyd W. Baker
                                        Chief Financial Officer

                                                              Exhibit 99.1

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                              OF BANNER CORPORATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

          * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

          * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.




May 14, 2003                            /s/D. Michael Jones
                                        ---------------------------
                                        D. Michael Jones
                                        Chief Executive Officer





May 14, 2003                            /s/Lloyd W. Baker
                                        ----------------------------
                                        Lloyd W. Baker
                                        Chief Financial Officer

A signed original of the written statement required by Section 906 has been provided to Banner Corporation and will be retained by Banner Corporation and furnished to the Securities and Exchange Commission or its staff upon request.