Form 10-Q
period 2003-06-30
BANNER CORP
filed 2003-08-13
CIK 946673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                             ----------------------

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to ______:

                         Commission File Number 0-26584
                               BANNER CORPORATION
             (Exact name of registrant as specified in its charter)
                               ------------------


             Washington                                  91-1691604
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification Number)


              10 South First Avenue, Walla Walla, Washington  99362
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code;  (509) 527-3636

                               ------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title of class:                      As of July 31, 2003
           ---------------                      -------------------
Common Stock, $.01 par value per share           11,379,991 shares*

* Includes 515,960 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts.

                    BANNER CORPORATION AND SUBSIDIARIES
                             Table of Contents

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

  Consolidated Statements of Financial Condition
  as of June 30, 2003 and December 31, 2002. . . . . . . . . . . . . . . .  2

  Consolidated Statements of Income
  for the Quarters and Six Months Ended June 30, 2003 and 2002 . . . . . .  3

  Consolidated Statements of Comprehensive Income
  for the Quarters and Six Months Ended June 30, 2003 and 2002 . . . . . .  4

  Consolidated Statements of Changes in Stockholders' Equity
  for the Six Months Ended June 30, 2003 and 2002. . . . . . . . . . . . .  5

  Consolidated Statements of Cash Flows
  for the Six Months Ended June 30, 2003 and 2002. . . . . . . . . . . . .  7

  Selected Notes to Consolidated Financial Statements. . . . . . . . . . .  9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

  Special Note Regarding Forward-Looking Statements. . . . . . . . . . . . 13

  General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

  Recent Developments and Significant Events . . . . . . . . . . . . . . . 13

  Comparison of Financial Condition at June 30, 2003 and December 31,
  2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

  Comparison of Results of Operations for the Quarters and Six Months
  Ended June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . 14

  Asset Quality. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

  Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . . 21

  Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

  Market Risk and Asset/Liability Management . . . . . . . . . . . . . . . 23

Item 4 - Controls and Procedures . . . . . . . . . . . . . . . . . . . . . 27

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 2 - Changes in Securities and Use of Proceeds . . . . . . . . . . . . 28

Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . 28

Item 4 - Submission of Matters to a Vote of Stockholders . . . . . . . . . 28

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

                     BANNER CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
                 June 30, 2003 (Unaudited) and December 31, 2002

                                                 (Unaudited)
                                                     June 30     December 31
ASSETS                                                  2003            2002
                                                  ----------     -----------
Cash and due from banks                            $ 143,945        $132,910
Securities available for sale, cost $558,830
 and $415,855
   Encumbered                                         31,317          32,955
   Unencumbered                                      532,652         388,267
                                                  ----------      ----------
                                                     563,969         421,222

Securities held to maturity, fair value $12,460
 and $13,414
   Encumbered                                            579              --
   Unencumbered                                       10,612          13,253
                                                  ----------      ----------
                                                      11,191          13,253

Federal Home Loan Bank stock                          33,814          32,831
Loans receivable:
  Held for sale, fair value $40,478 and $39,984       39,602          39,366
  Held for portfolio                               1,624,514       1,534,100
  Allowance for loan losses                          (26,075)        (26,539)
                                                  ----------      ----------
                                                   1,638,041       1,546,927

Accrued interest receivable                           14,293          13,689
Real estate owned, held for sale, net                  8,691           6,062
Property and equipment, net                           20,216          20,745
Goodwill and other intangibles, net                   36,613          36,714
Deferred income tax asset, net                         1,810           2,786
Bank owned life insurance                             32,748          31,809
Other assets                                           9,368           4,224
                                                  ----------      ----------
                                                  $2,514,699      $2,263,172
LIABILITIES                                       ==========      ==========
Deposits:
  Non-interest-bearing                            $  191,134      $  200,500
  Interest-bearing                                 1,501,730       1,297,278
                                                  ----------      ----------
                                                   1,692,864       1,497,778

Advances from Federal Home Loan Bank                 507,952         465,743
Trust preferred securities                            40,000          40,000
Other borrowings                                      42,014          41,202
Accrued expenses and other liabilities                31,537          24,700
Deferred compensation                                  3,728           3,372
Income taxes payable                                   1,723              --
                                                  ----------      ----------
                                                   2,319,818       2,072,795
COMMITMENTS AND CONTINGENCIES                             --              --

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value per share,
  500,000 shares authorized, no shares issued             --              --
Common stock - $0.01 par value per share,
  27,500,000 shares authorized, 13,201,418 shares
  issued:
  11,366,835 shares and 11,306,977 shares
  outstanding at June 30, 2003 and December 31,
  2002, respectively.                                121,384         120,554
Retained earnings                                     74,966          70,813
Accumulated other comprehensive income:
  Unrealized gain on securities available for sale     3,340           3,488
Unearned shares of common stock issued to Employee
  Stock Ownership Plan (ESOP) trust:
   515,960 and 515,707 restricted shares outstanding
   at June 30, 2003 and December 31, 2002, respectively,
   at cost                                            (4,264)         (4,262)
Carrying value of shares held in trust for stock
  related compensation plans                          (3,652)         (3,190)
Liability for common stock issued to deferred, stock
  related, compensation plans                          3,107           2,974
                                                  ----------      ----------
                                                     194,881         190,377
                                                  ----------      ----------
                                                  $2,514,699      $2,263,172
                                                  ==========      ==========

               See notes to consolidated financial statements

                      BANNER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited) (in thousands except for per share amounts)

                                          Quarters Ended    Six Months Ended
                                             June 30             June 30
                                       ------------------  ------------------
                                         2003      2002      2003      2002
INTEREST INCOME:                       --------  --------  --------  --------
  Loans receivable                     $ 29,396  $ 30,702  $ 58,240  $ 61,953
  Mortgage-backed securities              3,183     2,886     6,235     5,442
  Securities and cash equivalents         2,833     2,688     5,655     4,899
                                       --------  --------  --------  --------
                                         35,412    36,276    70,130    72,294
INTEREST EXPENSE:
  Deposits                                8,851     9,874    17,722    20,018
  Federal Home Loan Bank advances         5,747     6,231    11,447    12,699
  Trust preferred securities                546       338     1,113       338
  Other borrowings                          203       400       375       892
                                       --------  --------  --------  --------
                                         15,347    16,843    30,657    33,947
                                       --------  --------  --------  --------

  Net interest income before provision
    for loan losses                      20,065    19,433    39,473    38,347

PROVISION FOR LOAN LOSSES                 2,250     4,000     4,500     7,000
                                       --------  --------  --------  --------
  Net interest income                    17,815    15,433    34,973    31,347

OTHER OPERATING INCOME:
  Loan servicing fees                       (83)      413       447       757
  Other fees and service charges          1,839     1,548     3,497     2,806
  Mortgage banking revenues               3,244     1,128     5,306     2,419
  Gain (loss) on sale of securities          --        12         3        17
  Miscellaneous                             383       448       948       768
                                       --------  --------  --------  --------
  Total other operating income            5,383     3,549    10,201     6,767

OTHER OPERATING EXPENSES:
  Salary and employee benefits           11,589     9,090    22,800    17,784
  Less capitalized loan origination
    costs                                (1,975)   (1,292)   (3,550)   (2,605)
  Occupancy and equipment                 2,349     2,039     4,721     4,122
  Information/computer data services        868       724     1,706     1,337
  Miscellaneous                           4,444     3,279     8,655     6,528
                                       --------  --------  --------  --------
  Total other operating expenses         17,275    13,840    34,332    27,166
                                       --------  --------  --------  --------
  Income before provision for income
    taxes                                 5,923     5,142    10,842    10,948

PROVISION FOR INCOME TAXES                1,802     1,615     3,292     3,512
                                       --------  --------  --------  --------
NET INCOME                             $  4,121  $  3,527  $  7,550  $  7,436
                                       ========  ========  ========  ========
Net income per common share (see Note 5):

   Basic                               $    .38  $    .32  $    .70  $    .67
   Diluted                             $    .37  $    .30  $    .68  $    .65

Cumulative dividends declared per
  common share:                        $    .15  $    .15  $    .30  $    .30

                 See notes to consolidated financial statements

                       BANNER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited) (in thousands)

                                         Quarters Ended    Six Months Ended
                                            June 30             June 30
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                       --------  --------  --------  --------
NET INCOME:                            $  4,121  $  3,527  $  7,550  $  7,436

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF INCOME TAXES:
 Unrealized holding gain (loss) during the
  period, net of deferred income tax
  (benefit) of $(126), $1,297, $(78) and
  $151 respectively.                       (236)    2,409      (146)      281
 Less adjustment for (gains)/losses
  included in net income, net of income
  tax (benefit) of $0, $4, $1 and $6;
  respectively                               --        (8)       (2)      (11)
                                       --------  --------  --------  --------
 Other comprehensive income (loss)         (236)    2,401      (148)      270
                                       --------  --------  --------  --------
COMPREHENSIVE INCOME                   $  3,885  $  5,928  $  7,402  $  7,706
                                       ========  ========  ========  ========


                See notes to consolidated financial statements

                                   BANNER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Unaudited) (In thousands, except per share amounts)
                             For the Six Months Ended June 30, 2003 and 2002
                                                                               Carrying Value
                                                                               Of Shares Held
                                                                               in Trust for
                            Common Stock            Accumulated    Unearned    Stock-Related
                            And Additional            Other        Restricted  Compensation     Total
                              Paid-in     Retained  Comprehensive  ESOP        Plans Net of   Stockholders'
                              Capital     Earnings    Income       Shares      Liability        Equity
                             ---------    --------   ----------    ---------   ------------   ------------
BALANCE, January 1, 2002      $126,844    $ 68,104    $  2,264     $ (4,769)      $   (103)     $ 192,340

Net income                                   7,436                                                  7,436

Change in valuation of securities
 available for sale, net of income taxes                   270                                        270

Cash dividend on common stock
 ($ .30/share cumulative)                   (3,486)                                                (3,486)

Purchase and retirement of
  common stock                    (738)                                                              (738)

Proceeds from issuance of common
  stock for exercise of stock
  options                        1,144                                                              1,144

Amortization of compensation
  related to MRP                                                                        17             17
                             ---------    --------   ---------     ---------   -----------    -----------
BALANCE, June 30, 2002       $ 127,250    $ 72,054    $  2,534     $ (4,769)     $     (86)     $ 196,983
                             =========    ========   =========     =========   ===========    ===========

BALANCE, January 1, 2003     $ 120,554    $ 70,813    $  3,488     $ (4,262)     $    (216)     $ 190,377

Net income                                   7,550                                                  7,550

Change in valuation of securities
  available for sale, net of income
  taxes                                                   (148)                                      (148)

Cash dividend on common stock
  ($ .30/share cumulative)                  (3,397)                                                (3,397)

Proceeds from reissued common stock
  for exercise of stock options    437                                                                437

Adjust prior year release of
  earned ESOP shares                (3)                                  (2)                           (5)

Release of stock for MRP grant     444                                                (444)            --

Amortization of compensation
  related to MRP                                                                        67             67

Forfeiture or net change in the
  number and/or carrying value of
  shares held in trust for
  compensation plans               (48)                                                 48             --
                             ---------    --------   ---------     ---------   ------------   ------------
BALANCE, June 30, 2003       $ 121,384    $ 74,966    $  3,340     $ (4,264)    $     (545)     $  194,881
                             =========    ========   =========     =========   ============   ============

                         See selected notes to consolidated financial statements

                                                     5

                      BANNER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Unaudited) (continued) ( in thousands)
                For the Six Months Ended June 30, 2003 and 2002


                                                            2003      2002
                                                           ------    ------
COMMON STOCK, SHARES ISSUED:
   Number of shares, beginning of period                   13,201    13,201
                                                           ------    ------
   Number of shares, end of period                         13,201    13,201
                                                           ------    ------

LESS COMMON stock RETIRED:
   Number of shares, beginning of period                   (1,894)   (1,567)
     Purchase and retirement of common stock                   (3)      (40)
     Issuance of common stock to deferred compensation
      plan and/or exercised stock options                      63        78
                                                           ------    ------
   Number of shares retired, end of period                 (1,834)   (1,529)
                                                           ------    ------
   Shares issued and outstanding, end of period            11,367    11,672
                                                           ======    ======
UNEARNED, RESTRICTED ESOP SHARES:
   Number of shares, beginning of period                     (516)     (577)
     Release of earned shares                                  --        --
                                                           ------    ------
   Number of shares, end of period                           (516)     (577)
                                                           ======    ======


             See notes to consolidated financial statements

                   BANNER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) (in thousands)
             For the Six Months Ended June 30, 2003 and 2002

                                                             2003       2002
OPERATING ACTIVITIES                                        ------     ------
  Net income                                               $ 7,550    $ 7,436
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                              2,859      1,484
  Loss (gain) on sale of securities                             (3)       (17)
  Increase in cash surrender value of bank owned
   life insurance                                             (939)      (591)
  Gain on sale of loans                                     (4,403)    (1,933)
  Loss (gain) on disposal of real estate held for
   sale and property and equipment                             (18)       130
  Provision for losses on loans and real estate held for
   sale                                                      4,810      7,000
  Federal Home Loan Bank stock dividend                       (983)      (926)
  Net change in:
   Loans held for sale                                        (236)    32,744
   Other assets                                             (4,488)     4,516
   Other liabilities                                         9,167     (4,565)
                                                         ---------   --------
     Net cash provided (used) by operating activities       13,316     45,278
                                                         ---------   --------
INVESTING ACTIVITIES:
  Purchases of securities                                 (385,312)  (140,429)
  Principal repayments and maturities of securities        232,046     78,025
  Proceeds from sales of securities                         10,089      4,541
  Origination of loans, net of principal repayments       (366,876)  (140,857)
  Purchases of loans and participating interest in
   loans                                                   (24,321)    (3,919)
  Proceeds from sales of loans and participating
   interest in loans                                       295,207    160,413
  Purchases of property and equipment-net                   (1,154)    (1,618)
  Proceeds from sale of real estate held for sale-net        2,979        626
  Net (funding) payout of deferred compensation plans          (90)   (10,000)
  Cash (used for) provided by acquisitions                      --     (6,519)
  Other                                                         --       (116)
                                                         ---------   --------
    Net cash used by investing activities                 (237,432)   (59,853)
                                                         ---------   --------
FINANCING ACTIVITIES
  Increase in deposits                                   $ 195,086   $ 97,578
  Proceeds from FHLB advances                              226,751    156,501
  Repayment of FHLB advances                              (184,542)  (227,300)
  Proceeds from issuance of trust preferred securities          --     25,000
  Proceeds from repurchase agreement borrowings             19,000      1,226
  Repayments of repurchase agreement borrowings            (19,587)    (6,754)
  Increase (decrease) in other borrowings                    1,399     (3,165)
  Cash dividends paid                                       (3,388)    (3,369)
  Repurchases of stock, net of forfeitures                      --       (738)
  ESOP shares earned                                            (5)        --
  Other                                                        437      1,144
                                                         ---------   --------
    Net cash provided by financing activities              235,151     40,123
                                                         ---------   --------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS          11,035     25,548

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD               132,910     67,728
                                                         ---------   --------
CASH AND DUE FROM BANKS, END OF PERIOD                   $ 143,945   $ 93,276
                                                         =========   ========

                          (Continued on next page)

                   BANNER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited)  (in thousands)
             For the Six Months Ended June 30, 2003 and 2002
                       (Continued from prior page)


                                                            2003       2002
                                                           ------     ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid in cash                                   $ 30,473   $ 33,958
  Taxes paid in cash                                      $     --   $  2,500
  Non-cash transactions:
    Loans, net of discounts, specific loss allowances
     and unearned income, transferred to real estate
     owned and other repossessed assets                   $  6,224   $  4,004
    Net change in accrued dividends payable               $      9   $    117
    Other assets/liabilities                              $     --   $     45

The following summarizes the non-cash activities relating
 to acquisitions:
    Fair value of assets and intangibles acquired         $     --    (44,544)
    Fair value of liabilities assumed                           --     34,453
    Fair value of stock issued and
      options assumed to acquisitions' shareholders             --          -
                                                          --------   --------
    Cash paid out in acquisition                                      (10,091)
    Less cash acquired                                          --      3,572
                                                          --------   --------
    Net cash acquired (used)                              $     --   $ (6,519)
                                                          ========   ========


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

Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements. These policies relate to the methodology for the determination of the provision and allowance for loan and lease losses, the valuation of goodwill, estimation of deferred taxes, valuation and amortization of deferred loan fees and mortgage servicing rights, and valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

                                           Quarters Ended     Six Months Ended
                                               June 30             June 30
                                           --------------      --------------
                                           2003      2002      2003      2002
                                          ------    ------    ------    ------
Net income available to common stockholders:
  Basic:
    As reported                         $  4,121  $  3,527  $  7,550  $  7,436
    Pro forma                              3,885     3,288     7,002     7,172
  Diluted:
    As reported                         $  4,121  $  3,527  $  7,550  $  7,436
    Pro forma                              3,885     3,288     7,002     7,172
Net income per common share:
  Basic:
    As reported                         $   0.38  $   0.32  $   0.70  $   0.67
    Pro forma                               0.36      0.30      0.65      0.65
  Diluted:
    As reported                         $   0.37  $   0.30  $   0.68  $   0.65
    Pro forma                               0.35      0.28      0.63      0.62

The compensation expense included in the pro forma net income available to diluted common stockholders and diluted earnings per common share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's stock option plans
(SOPs) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                                                   2003                 2002
                                          -------------        -------------
     Annual dividend yield                3.42 to 3.76%        2.58 to 3.56%

     Expected volatility                  36.0 to 49.6%        40.2 to 64.8%

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

Under the terms of the transactions, the TPS have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the TPS are entitled to receive cumulative cash distributions at a variable annual rate. The initial $25 million issue has a current interest rate of 4.99000%, which is reset semi-annually to equal six-month LIBOR plus 3.70%. The second $15 million issue has a current rate of 4.63875%, which is reset quarterly to equal three-month LIBOR plus 3.35%.

Accounting Standards Recently Adopted or Issued: On May 31, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with the FASB's proposal to revise the definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 has not had a material impact on the Company's financial statements.

On April 30, 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group "DIG" process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.
SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Bank is currently assessing the impact of SFAS No. 149 on the Consolidated Financial Statements.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company adopted SFAS No. 146 as of January 1, 2003. The adoption of SFAS No. 146 has not had a material impact on the Company's consolidated results of operations, financial position or cash flows.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation Number (FIN) 46, Consolidation of Certain Variable Interest Entities An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a Variable Interest Entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity shall consolidate a VIE if that entity has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN 46 is effective for newly created VIEs beginning February 1, 2003 and for existing VIEs as of the third quarter of 2003. The Company is currently evaluating the impact of the interpretation on its financial statements and, except for the possible effect related to the issuance of its trust preferred obligation, and an related regulatory effects, does not currently believe the interpretation will have significant effects.

In November 2002, FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the Company has no material guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's financial statements.

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

The following table sets forth additional detail on BANR's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
                                              June 30 December 31     June 30
                                                 2003        2002        2002
Interest-bearing deposits included           --------    --------    --------
 in cash and due from banks                  $ 71,337    $ 42,921    $ 24,378
                                             --------    --------    --------
Mortgage-backed securities                    334,660     269,153     206,726
Other securities-taxable                      211,053     141,404     144,323
Other securities-tax exempt                    25,869      21,107      22,136
Equity securities with dividends                3,578       2,811       2,854
                                             --------    --------    --------
 Total securities                             575,160     434,475     376,039

Federal Home Loan Bank (FHLB) stock            33,814      32,831      31,800
                                             --------    --------    --------
                                             $680,311    $510,227    $432,217
                                             ========    ========    ========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                            Quarters Ended    Six Months Ended
                                               June 30             June 30
                                          -----------------  -----------------
                                            2003      2002     2003      2002
                                          -------   -------  -------   -------
Mortgage-backed securities interest       $ 3,183   $ 2,886  $ 6,235   $ 5,442
                                          -------   -------  -------   -------
Taxable interest and dividends              2,140     1,888    4,109     3,310
Tax-exempt interest                           256       330      563       662
FHLB stock dividends                          437       470      983       927
                                          -------   -------  -------   -------
                                            2,833     2,688    5,655     4,899
                                          -------   -------  -------   -------
                                          $ 6,016   $ 5,574  $11,890   $10,341
                                          =======   =======  =======   =======

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data
(in thousands):

                                           Quarters Ended    Six Months Ended
                                              June 30             June 30
                                          ----------------   ----------------
                                           2003      2002     2003      2002
                                          ------    ------   ------    ------
Total shares originally issued            13,201    13,201   13,201    13,201
 Less retired weighted average shares plus
  unvested weighted average shares
  allocated to MRP                        (1,879)   (1,554)  (1,889)   (1,572)
 Less unallocated shares held by the ESOP   (516)     (577)    (516)     (577)
                                          ------    ------   ------    ------
Basic weighted average shares outstanding 10,806    11,070   10,796    11,052
 Plus unvested MRP and stock option
  incremental shares considered
  outstanding for diluted EPS
  calculations                               324       512      290       463
                                          ------    ------   ------    ------
Diluted weighted average shares
  outstanding                             11,130    11,582   11,086    11,515
                                          ======    ======   ======    ======

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, competition, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services and the Company's ability to successfully resolve the outstanding credit issues. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."

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

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and FHLB advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income increased for both the quarter and six months ended June 30, 2003, compared to the same periods a year earlier, as a result of growth in interest-bearing assets and liabilities and despite decreases of 27 and 22 basis points, respectively, in the interest rate spread. The net interest margin also decreased 33 and 28 basis points, respectively, for the quarter and six months ended June 30, 2003, compared to the same periods one year ago. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses decreased $1.75 million to $2.25 million for the quarter ended June 30, 2003, compared to $4.0 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, the provision for loan losses was $4.5 million,
compared to $7.0 million for the same period a year earlier.   Other operating
income increased significantly for the quarter and six months ended June 30, 2003, largely as a result of increased mortgage banking activity and resulting gain on the sale of loans, although other non-interest revenues also increased significantly. Other operating expenses also increased for the quarter and six months ended June 30, 2003, compared to the same periods ended June 30, 2002, reflecting the continued growth of the Company.

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

Recent Developments and Significant Events

See Note 2 to Consolidated Financial Statements.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

General: Total assets increased $251.5 million, or 11.1%, from $2.263 billion at December 31, 2002, to $2.515 billion at June 30, 2003. The growth largely resulted from an increase in cash and securities, although growth in the loan portfolio was also significant, and was funded primarily by deposit growth and
borrowings.   Net loans receivable (gross loans less loans in process,
deferred fees and discounts, and allowance for loan losses) increased $91.1 million, or 5.9%, from $1.547 billion at December 31, 2002, to $1.638 billion at June 30, 2003. Despite decreases of $30.1 million in one- to four-family residential mortgages and $2.4 million in consumer loans as a result of accelerated prepayments in the current low interest rate environment, the balance of the loan portfolio experienced net growth, including an increase of $28.3 million in mortgages secured by commercial real estate loans, an increase of $4.3 million in multifamily real estate loans, an increase of $36.9 million in construction and land loans and an increase of $53.7 million in non-mortgage commercial and agricultural loans. These increased balances reflect the Company's continuing effort to increase the portion of its loans invested in commercial real estate, construction, land development, and commercial business and agricultural loans. While these loans are inherently of higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with borrowers than most residential mortgages. Securities available for sale and held to maturity increased $140.7 million, or 32.4%, from $434.5 million at December 31, 2002, to $575.2 million at June 30, 2003, as a result of additional investing. FHLB stock increased $983,000 as a result of dividends paid by the FHLB in the form of additional shares of stock. The Company also had an increase of $939,000 in bank-owned life insurance from the growth of cash surrender values on existing policies. The majority of the increase in assets was funded by a growth in deposits. Asset growth was also funded by additional borrowings and net income from operations. Deposits grew $195.1 million, or 13.0%, from $1.498 billion at December 31, 2002, to $1.693 billion at June 30, 2003. While non-interest-bearing deposits decreased $9.4 million, or 4.7%, interest-bearing deposits increased by $204.5 million, or 15.8%, from the prior year-end amounts. FHLB advances increased $42.2 million from $465.7 million at December 31, 2002, to $508.0 million at June 30, 2003.

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2003 and 2002

General. For the quarter ended June 30, 2003, the Company had net income of $4.1 million, or $.37 per share (diluted), compared to net income of $3.5 million, or $.30 per share (diluted), for the quarter ended June 30, 2002, an increase of $594,000. The Company's operating results reflect the significant growth of assets and liabilities, which was somewhat offset by a narrower net interest margin. The Company's operating results also reflect significant increases in other operating income and other operating expenses. Compared to levels a year ago, total assets increased 16.2%, to $2.515 billion at June 30, 2003, net loans increased 5.5%, to $1.638 billion, deposits grew 18.6%, to $1.693 billion, and borrowings, including trust preferred securities, increased 12.4%, to $590.0 million. Average interest earning assets were $2.255 billion for the quarter ended June 30, 2003, an increase of $255.9 million, or 12.8%, compared to the same period a year earlier. Average equity was 8.09% of average assets for the quarter ended June 30, 2003, compared to 9.23% of average assets for the quarter ended June 30, 2002.

Net Interest Income. Net interest income before provision for loan losses increased to $20.1 million for the quarter ended June 30, 2003, compared to $19.4 million for the quarter ended June 30, 2002. Net interest margin decreased 33 basis points for the quarter, reflecting a 27 basis point decrease in net interest rate spread and a small increased use of interest-bearing liabilities relative to interest-earning assets. Net interest income before provision for loan losses increased to $39.5 million for the six months ended June 30, 2003, compared to $38.3 million for the same period ended June 30, 2002. For the six-month period, the net interest margin decreased 28 basis points, reflecting a 22 basis point decrease in net interest rate spread and a similar increased use of interest-bearing liabilities relative to interest-earning assets. The changes in net interest spread and net interest margin reflect the impact of the current very low level of market interest rates as well the effects of changes in the asset and liability mix and the level of non-performing loans.

Interest Income. Interest income for the quarter ended June 30, 2003, was $35.4 million, compared to $36.3 million for the quarter ended June 30, 2002, a decrease of $864,000, or 2.4%. The decrease in interest income occurred despite a $255.9 million, or 12.8%, growth in average balances of interest-earning assets as a result of a 98 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 6.30% for the quarter ended June 30, 2003, compared to 7.28% for the same period a year earlier. Average loans receivable for the quarter ended June 30, 2003, increased by $46.8 million, or 3.0%, when compared to the quarter ended June 30, 2002. Nonetheless, interest income on loans for the quarter decreased by $1.3 million, or 4.3%, compared to the prior year, as the impact of the increase in average loan balances was more than offset by a 54 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates compared to prior year levels, particularly the prime rate, which affects a large portion of construction and commercial loans, and lower mortgage rates, which have led to a significant amount of prepayments of real estate loans. The loan mix continued to change as the portion of the portfolio invested in one- to four-family residential loans declined, while the portion invested in construction, land development and commercial loans increased. Loans yielded 7.22% for the quarter ended June 30, 2003, compared to 7.76% for the quarter ended June 30, 2002. While the level of market interest rates was significantly lower than a year earlier, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $209.1 million for the quarter ended June 30, 2003, and the interest and dividend income from those investments increased $442,000, compared to the quarter ended June 30, 2002. The average yield on mortgage-backed securities decreased to 3.71% for the quarter ended June 30, 2003, from 5.54% for the comparable period in 2002, reflecting the effect of lower market rates on the interest rates paid on the portion of those securities that have adjustable rates and more rapid prepayments on certain higher-yielding portions of the portfolio, as well as reinvestment and growth at current market rates. The average yield on investment securities and short-term cash investments decreased to 3.92% for the quarter ended June 30, 2003, from 5.15% for the comparable quarter in 2002, also reflecting the lower level of market rates. Earnings on FHLB stock decreased by $33,000, to $437,000, in the quarter ended June 30, 2003, from $470,000 in the comparable quarter in 2002. This resulted from a 76 basis point decrease in the yield received on FHLB stock, offset by an increase of $2.0 million in the average balance of FHLB stock for the quarter ended June 30, 2003. The dividend yield on FHLB stock was 5.25% for the quarter ended June 30, 2003, compared to 6.01% for the quarter ended June 30, 2002. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest income for the six months ended June 30, 2003, decreased by $2.2 million, or 3.0%, to $70.1 million from $72.3 million for the comparable period in 2002. Interest income from loans decreased $3.7 million, or 6.0%, from the comparable period in 2002. The decrease in loan interest income reflects the impact of a 52 basis point decrease in the yield on the loan balances despite a $10.9 million growth in the average balance of loans receivable. Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended June 30, 2003, increased $1.5 million, from $10.3 million in 2002 to $11.9 million in the current period, reflecting a substantial $208.7 million increase in average balances offset by a 137 basis point decrease in yield.

Interest Expense. Interest expense for the quarter ended June 30, 2003, was $15.3 million, compared to $16.8 million for the comparable period in 2002, a decrease of $1.5 million, or 8.9%. The decrease in interest expense was the result of a decrease in the average cost of all interest-bearing liabilities to 2.79% from 3.50%, primarily reflecting the lower levels of market interest rates. Deposit interest expense decreased $1.0 million for the quarter ended June 30, 2003, compared to the same quarter a year ago, despite the solid deposit growth throughout the Company over the past twelve months, as a result of a continuing decline in the cost of deposits. Average deposit balances increased $212.5 million, or 15.3%, to $1.599 billion for the quarter ended June 30, 2003, from $1.386 billion for the quarter ended June 30,

2002, while, at the same time, the average rate paid on deposit balances decreased 64 basis points. To a significant degree, deposit costs for a quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower for the nine months preceding the quarter ended June 30, 2003, than for the same period preceding the quarter ended June 30, 2002. The reduction in deposit costs, which tends to lag declines in market rates, continued in the most recent quarter as a result of the cumulative effect of declining rates in preceding quarters as well as very low rates in the current quarter. Average FHLB advances totaled $522.5 million during the quarter ended June 30, 2003, compared to $450.0 million during the quarter ended June 30, 2002, an increase of $72.5 million that, combined with a 114 basis point decrease in the average cost of advances, resulted in a $484,000 decrease in related interest expense. The average rate paid on those advances decreased to 4.41% for the quarter ended June 30, 2003, from 5.55% for the quarter ended June 30, 2002. FHLB advances are generally fixed-rate, fixed-term borrowings. Funding was also provided in the second quarter of 2003 by trust preferred securities (TPS) which had an average balance of $40 million and an average cost of 5.48% (including amortization of prepaid underwriting costs) for the quarter ended June 30, 2003. TPS outstanding in the second quarter of the prior year had an average balance of $22.3 million and an average rate of 6.09%. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $25.1 million, to $44.9 million for the quarter ended June 30, 2003, from $70.1 million for the same period in 2002, while the related interest expense decreased $197,000, to $203,000, from $400,000 for the respective periods. The average rate paid on other borrowings was 1.81% in the quarter ended June 30, 2003, compared to 2.29% for the same quarter in 2002. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances, which generally lag current market rates.

A comparison of total interest expense for the six months ended June 30, 2003, shows a decrease of $3.3 million, or 9.7%, from the comparable period in June 2002. The interest expense reflects an increase in average deposits of $191.4 million combined with a $48.8 million increase in FHLB advances, trust preferred securities and other borrowings. The effect on interest expense of the $240.2 million increase in average interest-bearing liabilities was offset by a 71 basis point decrease in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance:

                                 Quarters Ended        Six Months Ended
   Average Balances                 June 30                 June 30
   ----------------         -----------------------  -----------------------
   (in thousands)              2003         2002        2003         2002
                            ----------   ----------  ----------   ----------

Investment securities and
 deposits                   $  245,073   $  172,660  $  229,748   $  150,393
Mortgage-backed obligations    343,686      209,030     331,068      203,695
Loans                        1,633,218    1,586,389   1,607,865    1,596,968
FHLB stock                      33,382       31,348      33,111       31,120
                            ----------   ----------  ----------   ----------
   Total average interest-
    earning assets           2,255,359    1,999,427   2,201,792    1,982,176

Non-interest-earning assets    160,455      139,813     158,950      137,061
                            ----------   ----------  ----------   ----------
   Total average assets      2,415,814    2,139,240   2,360,742   $2,119,237
                            ==========   ==========  ==========   ==========

Deposits                     1,598,829    1,386,332   1,552,883    1,361,457
Advances from FHLB             522,549      450,018     513,699      463,056
Trust preferred securities      40,000       22,253      40,000       11,188
Other borrowings                44,934       70,068      44,354       75,036
                            ----------   ----------  ----------   ----------
   Total average interest-
    bearing liabilities      2,206,312    1,928,671   2,150,936    1,910,737

Non-interest-bearing
 liabilities                    13,980       13,191      15,548       11,716
                            ----------   ----------  ----------   ----------
   Total average
    liabilities              2,220,292    1,941,862   2,166,484    1,922,453

Equity                         195,522      197,378     194,258      196,784
                            ----------   ----------  ----------   ----------
   Total average liabilities
    and equity              $2,415,814   $2,139,240  $2,360,742   $2,119,237
                            ==========   ==========  ==========   ==========

  Interest Rate Yield/Expense (rates are annualized)
  --------------------------------------------------
Interest Rate Yield:
  Investment securities and
   deposits                       3.92%        5.15%       4.10%        5.33%
  Mortgage-backed obligations     3.71%        5.54%       3.80%        5.39%
  Loans                           7.22%        7.76%       7.30%        7.82%
  FHLB stock                      5.25%        6.01%       5.99%        6.00%
                            ----------   ----------  ----------   ----------
   Total interest rate
    yield on interest-
     earning assets               6.30%        7.28%       6.42%        7.35%
                            ----------   ----------  ----------   ----------

Interest Rate Expense:
  Deposits                        2.22%        2.86%       2.30%        2.97%
  Advances from FHLB              4.41%        5.55%       4.49%        5.53%
  Trust preferred securities      5.48%        6.09%       5.61%        6.09%
  Other borrowings                1.81%        2.29%       1.70%        2.40%
                            ----------   ----------  ----------   ----------
   Total interest rate expense
    on interest-bearing
    liabilities                   2.79%       3.50%        2.87%        3.58%
                            ----------   ----------  ----------   ----------

   Interest spread                3.51%       3.78%        3.55%        3.77%
                            ==========   ==========  ==========   ==========

   Net interest margin on
    interest earning assets       3.57%       3.90%        3.62%        3.90%
                            ----------   ----------  ----------   ----------

   Additional Key Financial Ratios (ratios are annualized)
   ------------------------------------------------------
Return on average assets          0.68%       0.66%        0.64%        0.71%
Return on average equity          8.45%       7.17%        7.84%        7.62%
Average equity / average
 assets                           8.09%       9.23%        8.23%        9.29%
Average interest-earning
 assets / interest-bearing
 liabilities                    102.22%     103.67%      102.36%      103.74%
Non-interest (other
 operating) expenses /
 average assets                   2.87%       2.59%        2.93%        2.58%
Efficiency ratio
  [non-interest (other
  operating) expenses /
  revenues]                      67.88%      60.22%       69.11%       60.22%

Provision and Allowance for Loan Losses. During the quarter ended June 30, 2003, the provision for loan losses was $2.3 million, compared to $4.0 million for the quarter ended June 30, 2002, a decrease of $1.8 million. For the six months ended June 30, 2003, the provision for loan losses was $4.5 million, compared to $7.0 million for the same period ended June 30, 2002. As noted above, provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's financial statements. The decrease in the provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. Despite higher levels of non-performing loans than a year earlier and continued concerns about the current economic environment, the provision in the current periods is lower largely as a result of the recognition of the deterioration of the portfolio through the very large provisions recorded in the fourth quarter of 2002, which significantly added to the allowance for loan losses. Non-performing loans increased to $28.1 million at June 30, 2003, compared to $19.9 million at June 30, 2002, but declined from $37.1 million and $36.1 million, respectively, at March 31, 2003 and December 31, 2002. Non-performing loans are primarily concentrated in the Seattle metropolitan area where continued economic weakness has diminished certain borrowers' ability to meet loan obligations. Net charge-offs were $1.7 million for the current quarter, compared to $6.3 million for the same quarter a year earlier. Net charge offs declined to $5.0 million for the first six months of 2003, compared to $8.4 million for the six months ended June 30, 2002. A comparison of the allowance for loan losses at June 30, 2003 and 2002, shows an increase of $9.4 million, to $26.1 million at June 30, 2003, from $16.6 million at June 30, 2002. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.57% and 1.06% at June 30, 2003 and June 30, 2002, respectively.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of June 30, 2003, the Company had identified $27.2 million of impaired loans as defined by SFAS 114 and had established $4.5 million of specific loss allowances for these loans.

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

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

                                           June 30   December 31    June 30
                                              2003          2002       2002
                                        ----------   ----------  ----------
Loans (including loans held for sale):
  Secured by real estate:
    One- to four-family                 $  299,524   $  329,314  $  353,819
    Consumer secured by one- to
     four-family                            25,875       26,195      24,747
                                        ----------   ----------  ----------
       Total one- to four-family           325,399      355,509     378,566

    Commercial                             407,419      379,099     367,166
    Multifamily                             76,598       72,333      81,942
    Construction and land                  376,385      339,516     340,117
  Commercial business                      328,130      285,231     263,796
  Agricultural business                    113,445      102,626      95,375
  Consumer                                  36,740       39,152      41,705
                                        ----------   ----------  ----------
       Total loans outstanding           1,664,116    1,573,466   1,568,667

  Less allowance for loan losses            26,075       26,539      16,646
                                        ----------   ----------  ----------

       Total net loans outstanding
        at end of period                $1,638,041   $1,546,927  $1,522,021
                                        ==========   ==========  ==========



                                     Quarters Ended      Six Months Ended
                                         June 30               June 30
                                  --------------------   -------------------
                                     2003        2002      2003       2002
                                  --------    --------   --------   --------
Balance, beginning of the period  $ 25,551    $ 18,899   $ 26,539   $ 17,552

Acquisitions                            --          --         --        460

Provision for loan losses            2,250       4,000      4,500      7,000

Recoveries of loans previously charged off:
  Secured by real estate:
   One- to four-family                  --          --         --          -
   Commercial                           --          (9)        --         --
   Multifamily                          --          --         --         --
   Construction and land                --          --         --         --
  Commercial business                  218          13        313         13
  Agricultural business                 11           1         12          2
  Consumer                              15          46         29         55
                                  --------    --------   --------   --------
                                       244          51        354         70

Loans charged off:
  Secured by real estate:
   One- to four-family                 (12)         (5)       (12)       (11)
   Commercial                         (690)         --     (1,878)        --
   Multifamily                          --          --         --          -
   Construction and land              (500)       (487)      (529)      (487)
  Commercial business                 (703)     (5,703)    (2,641)    (7,289)
  Agricultural business                 --          --         --       (141)
  Consumer                             (65)       (109)      (258)      (508)
                                  --------    --------   --------   --------
                                    (1,970)     (6,304)    (5,318)    (8,436)
                                  --------    --------   --------   --------
Net charge-offs                     (1,726)     (6,253)    (4,964)    (8,366)
                                  --------    --------   --------   --------

Balance, end of the period        $ 26,075    $ 16,646   $ 26,075   $ 16,646
                                  ========    ========   ========   ========

Net charge-offs as a percentage
 of average net book value of
 loans outstanding for the period     0.11%       0.39%      0.31%      0.52%

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                           June 30   December 31    June 30
                                              2003          2002       2002
                                          --------   -----------   --------
Specific or allocated loss allowances:
Secured by real estate:
  One- to four-family                     $    800     $    670    $    670
  Commercial                                 4,900        5,284       1,988
  Multifamily                                  413          361         410
  Construction and land                      6,609        5,892       3,651
Commercial business                          8,237        8,788       7,231
Agricultural business                        2,528        2,164       1,173
Consumer                                       494          698         637
                                          --------     --------    --------
     Total allocated                        23,981       23,857      15,770

Estimated allowance for undisbursed
 commitments                                   272           36          31
Unallocated                                  1,822        2,646         845
                                          --------     --------    --------
     Total allowance for loan losses      $ 26,075     $ 26,539    $ 16,646
                                          ========     ========    ========

Allowance for loan losses as a
 percentage of total loans outstanding
 (loans receivable excluding allowance
 for losses)                                  1.57%        1.69%       1.06%

Other Operating Income. Other operating income was $5.4 million for the quarter ended June 30, 2003, an increase of $1.8 million from the quarter ended June 30, 2002. This included a $2.1 million increase in the gain on sale of loans for the current quarter as lower interest rates led to increased mortgage banking activity. Loan sales for the quarter ended June 30, 2003 totaled $166.5 million, compared to $68.7 million for the quarter ended June 30, 2002. Gain on sale of loans for the Company included $172,000 of fees on $11.3 million of loans which were brokered and are not reflected in the volume of loans sold. Loan servicing fees decreased by $496,000, to a negative $83,000, for the quarter ended June 30, 2003, compared to $413,000 a year earlier largely as a result of accelerated loan prepayments which led to more rapid amortization of mortgage servicing rights as well as a $300,000 impairment charge with respect to the valuation of retained mortgage servicing rights. Other fee and service charge income increased by $291,000, to $1.8 million for the quarter ended June 30, 2003, compared to $1.5 million for the quarter ended June 30, 2002, primarily reflecting growth in customer transaction accounts.

Other operating income for the six months ended June 30, 2003, increased $3.4 million from the comparable period in 2002. This includes a $2.9 million increase in the gain on sale of loans, a $691,000 increase in other fee and service charge income and a $310,000 decrease in loan servicing fees. Loan sales increased from $160.7 million for the six months ended June 30, 2002, to $295.2 million for the six months ended June 30, 2003.

Other Operating Expenses. Other operating expenses increased $3.4 million, to $17.3 million for the quarter ended June 30, 2003, from $13.8 million for the quarter ended June 30, 2002. Other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current year includes significant increases in compensation for credit examination and special assets personnel as well as additional executive management and production staff hired to re-position the Company for future growth. In addition, compensation was higher as a result of increased incentive compensation and staffing caused by the elevated level of mortgage banking activity in the current year. The higher level of mortgage banking activity is also reflected in the increase in capitalized loan origination costs. The Company also significantly increased its commitment to advertising and marketing expenditures which were $503,000 greater in the quarter ended June 30, 2003 than in the same period in the prior year. The increase in expenses includes operating costs associated with opening new branch offices in Spokane and Pasco, Washington and new commercial lending centers in Portland, Oregon and Bellevue (greater Seattle), Spokane and the Tri-Cities, Washington. The increase in other operating expenses was partially offset by a $683,000 increase in capitalized loan origination costs, reflecting a greater level of loan origination activity. The higher operating expenses associated with the Company's transition to more of a commercial bank profile caused the Company's efficiency ratio to increase to 67.88% for the quarter ended June 30, 2003, from 60.22% for the comparable period ended June 30, 2002. Other operating expenses as a percentage of average assets increased to 2.87% for the quarter ended June 30, 2003, compared to 2.59% for the quarter ended June 30, 2002.

Other operating expenses for the six months ended June 30, 2003, increased $7.2 million, from $27.2 million for the first six months of 2002 to $34.3 million in the current period. As explained earlier, the increase is largely due to the increases in compensation, occupancy and advertising expenses as the volume of activity has expanded and the bank positions itself for future growth. The increased expenses in the current period also reflect a higher level of cost associated with the collection and disposition of non-performing assets.

Income Taxes. Income tax expense was $1.8 million for the quarter ended June 30, 2003, compared to $1.6 million for the comparable period in 2002. The Company's effective tax rates for the quarters ended June 30, 2003 and 2002 were 30% and 31%, respectively. The lower effective tax rate in the current quarter is primarily a result of an increase in the relative benefit of tax-exempt income compared to the second quarter of 2002. In addition, in the current quarter, the company recorded $49,000 of tax credits associated with an investment in limited partnerships focused on providing affordable housing for low and moderate income families.

Income tax expense for the six months ended June 30, 2003, increased to $3.3 million, compared to $3.5 million in the comparable period in

2002. The Company's effective tax rates for the six months ended June 30, 2003 and 2002 were 30% and 32% respectively. Similar to the quarterly results, the lower effective tax rate in the current period is primarily a result of an increase in the relative effect of the tax-exempt income and the affordable housing tax credits noted above.

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

Allowance for Loan Losses: In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Bank maintains an allowance for loan losses consistent with the generally acceptable accounting principles guidelines. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.

At June 30, 2003, the Company had an allowance for loan losses of $26.1 million, which represented 1.57% of total loans and 93% of non-performing loans, compared to 1.69% and 74%, respectively, at December 31, 2002.

During the two years ended December 31, 2002, the Bank experienced deterioration in asset quality, which has had a significant effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. However, non-performing assets decreased to $37.1 million, or 1.48% of total assets, at June 30, 2003, compared to $42.2 million, or 1.86% of total assets, at December 31, 2002, while increasing when compared to the $26.1 million, or 1.21% of total assets, at June 30, 2002. Problem loans are primarily due from borrowers located in the Puget Sound region and are the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area. For the quarter ended June 30, 2003, significant changes included a $6.3 million decrease in non-performing commercial loans and a $4.3 million decrease in non-performing construction/land loans, partially offset by a $2.3 million increase in non-performing commercial real-estate loans and a $3.7 million increase in foreclosed real estate owned. At June 30, 2003, the Bank's largest non-performing asset exposure was two related land development loans totaling $7.0 million secured by property located in the greater Seattle, Washington area, one of which had been converted to real estate owned at that date. The Company's next largest position in real estate owned was a 35-unit multifamily complex with a carrying value of $1.6 million at June 30, 2003. The Company had six additional non-performing credit relationships with balances in excess of $1.0 million, the largest of which had an aggregate carrying value of $1.6 million at June 30, 2003. While meaningful progress was made in the most recent quarter, reducing non-performing loans and improving asset quality will be important activities to enhance the Bank's operating performance in future periods.

The following tables set forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

                                           June 30   December 31    June 30
                                              2003          2002       2002
                                          --------   -----------   --------
Non-performing assets at end of the period:
Nonaccrual Loans:
  Secured by real estate:
   One- to four-family                   $   1,103     $    455    $    757
   Commercial                                7,644        7,421         859
   Multifamily                                  --           --          --
   Construction and land                    10,326       16,030       7,102
  Commercial business                        7,699        9,894      10,140
  Agricultural business                        342          194         429
  Consumer                                      82          255         275
                                          --------     --------    --------
                                            27,196       34,249      19,562

Loans more than 90 days delinquent, still on accrual:
  Secured by real estate:
   One- to four-family                         736          343          21
   Commercial                                    -           --          --
   Multifamily                                  --           --           -
   Construction and land                       179        1,283          --
  Commercial business                           --          163          --
  Agricultural business                         11           --         290
  Consumer                                      --           70           3
                                          --------     --------    --------
                                               926        1,859         314
                                          --------     --------    --------
Total non-performing loans                  28,122       36,108      19,876

Real estate owned, held for sale, net
 (REO), and other repossessed assets         9,018        6,062       6,253
                                          --------     --------    --------

Total non-performing assets at the end
 of the period                            $ 37,140     $ 42,170    $ 26,129
                                          ========     ========    ========
Non-performing loans as a percentage
 of total net loans before allowance
 for loan losses at end of the period         1.69%        2.29%       1.27%
Non-performing assets as a percentage
 of total assets at end of the period.        1.48%        1.86%       1.21%
Troubled debt restructuring (TDRs)
 at end of the period                     $    443     $  2,057    $    598


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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the six months ended June 30, 2003, the Company purchased loans in the amount of $24.3 million while loan originations, net of principal repayments, totaled $366.9 million. For the six months ended June 30, 2003, securities purchases net of principal repayments totaled $153.3 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, deposit growth and borrowings. During the six months ended June 30, 2003, the Company sold $295.2 million of loans, net deposit growth was $195.1 million, FHLB advances increased $42.2 million and other borrowings increased $812,000.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended June 30, 2003, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At June 30, 2003, the Bank had outstanding loan commitments totaling $624.6 million, including undisbursed loans in process totaling $530.1 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $879 million. Advances under this credit facility totaled $508.0 million, or 20% of the Bank's assets, at June 30, 2003.

At June 30, 2003, certificates of deposit amounted to $1.025 billion, or 60% of the Bank's total deposits, including $765.0 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB-Seattle advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighed assets as well as Tier 1 leverage capital to average assets. At June 30, 2003 and December 31, 2002, the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, for additional information regarding the Company's and the Bank's regulatory capital requirements.)

The actual regulatory capital ratios calculated for the Company and the Bank as of June 30, 2003 along with the minimum capital amounts and ratios were as follows (dollars in thousands):

                                                                                Minimum to be
                                                                                categorized as
                                                            Minimum           "well-capitalized"
                                                           for capital           under prompt
                                                            adequacy           corrective action
                                      Actual                purposes              provisions
                                  ----------------       ----------------      ----------------
                                  Amount     Ratio       Amount     Ratio      Amount     Ratio
                                  ------     -----       ------     -----      ------     -----
                                                      (dollars in thousands)
June 30, 2003:
The Company consolidated
  Total capital to risk-
   weighted assets                $218,368   11.93%     $146,420    8.00%      N/A        N/A
  Tier 1 capital to risk-
   weighted assets                 194,757   10.64        73,210    4.00       N/A        N/A
  Tier 1 leverage capital
   to average assets               194,757    8.20        95,028    4.00       N/A        N/A

The Bank
  Total capital to risk-
   weighted assets                 206,108   11.27       146,251    8.00     $ 182,814    10.00%
  Tier 1 capital to risk-
   weighted assets                 182,525    9.98        73,125    4.00       109,688     6.00
  Tier 1 leverage capital
   to average assets               182,525    7.69        94,942    4.00       118,678     5.00



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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets; however, in the current low interest rate environment, accelerated prepayments and calls on loans and securities have resulted in shorter expected lives on many interest-earning assets than has historically been the case, reversing this general characterization. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company. An additional exception to these generalizations in the current market environment has been the beneficial effect of interest rate floors on many of the Company's floating rate loans which have helped maintain higher loan yields despite declining levels of market interest rates. However, in the current low interest rate environment, management anticipates that these rate floors will decline over time. Further, because these rate floors exceed what would otherwise be the note rate on certain variable or floating rate loans, those loans will be less responsive to increasing market rates than has historically been the case, injecting an additional element of interest rate risk into the Company's operations.

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

The table of Interest Rate Risk Indicators sets forth, as of June 30, 2003, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators

                                              Estimated Change in
                                  -----------------------------------------
    Change (in Basis Points)      Net Interest Income
      in Interest Rates (1)         Next 12 Months         Net Market Value
    ------------------------      ---------------------    ----------------
                                           (Dollars in thousands)

              +300                  908       1.1%         (51,923)  (27.8%)
              +200                 (537)     (0.7%)        (26,678)  (14.3%)
              +100                 (647)     (0.8%)         (3,877)   (2.1%)
                 0                    0         0                0       0
              -100               (1,008)     (1.3%)         (8,287)   (4.4%)
              -200               (4,422)     (5.5%)        (12,128)   (6.5%)

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2003. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At June 30, 2003, total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same time period by $159,000, representing a one-year gap to total assets ratio of 6.32%.

Table of Interest Sensitivity Gap
As of June 30, 2003                Within    6 Months      1-3       3-5      5-10     Over 10
                                  6 Months  to One Year   Years     Years     Years     Years     Total
                                ----------  ----------  --------  --------  --------  --------  ----------
                                                              (dollars in thousands)
Interest-earning assets (1):
 Construction loans             $ 259,069   $   7,335   $  6,140  $    661   $     --  $     --  $  273,205
 Fixed-rate mortgage loans         70,455      49,247    119,820   104,580    144,682    42,862     531,646
 Adjustable-rate mortgage loans   213,314      57,614     80,387    36,887      3,563        --     391,765
 Fixed-rate mortgage-backed
  securities                       40,129      27,295     81,474    50,289     58,908    22,483     280,578
 Adjustable-rate mortgage-
  backed securities                54,081          --         --        --         --        --      54,081
 Fixed-rate commercial /
  agriculture loans                48,256      22,427     38,924    11,083      6,169        46     126,905
 Adjustable-rate commercial/
  agriculture loans               269,602       6,704      6,136     6,969        332        --     289,743
 Consumer and other loans          29,453       6,484     13,156     5,289      1,683       178      56,243
 Investment securities and
  interest-bearing deposits       235,263      20,605     18,685     3,765      6,608    60,726     345,652
                               ----------    --------   --------  --------   --------  --------  ----------

    Total rate-sensitive
     assets                     1,219,622     197,711    364,722   219,523    221,945   126,295   2,349,818
                               ----------    --------   --------  --------   --------  --------  ----------

Interest-bearing liabilities (2):
 Regular savings and NOW
  accounts                         45,050      45,050    105,118   105,118         --        --     300,336
 Money market deposit accounts     88,316      52,990     35,327        --         --        --     176,633
 Certificates of deposit          560,968     203,985    149,619    96,535     13,607        47   1,024,761
 FHLB advances                    131,400      49,294    157,400    60,930    108,928        --     507,952
 Other borrowings                  29,874          --         --        --         --        --      29,874
 Trust preferred                   40,000          --         --        --         --        --      40,000
 Retail repurchase agreements       9,803       1,583        271        --        483        --      12,140
                               ----------    --------   --------  --------   --------  --------  ----------

    Total rate-sensitive
     liabilities                  905,411     352,902    447,735   262,583    123,018        47   2,091,696
                               ----------    --------   --------  --------   --------  --------  ----------

Excess (deficiency) of
 interest-sensitive assets
 over interest-sensitive
 liabilities                   $  314,211   $(155,191)  $(83,013) $(46,030)  $ 98,927  $126,248  $  258,122
                               ==========    ========   ========  ========   ========  ========  ==========
Cumulative excess (deficiency)
 of interest-sensitive assets  $  314,211   $ 159,020   $ 76,007  $ 32,947   $131,874  $258,122  $  258,122
                               ==========    ========   ========  ========   ========  ========  ==========

Cumulative ratio of interest-
 earning assets to interest-
 bearing liabilities               134.70%     112.64%    104.46%   101.67%    106.30%   112.34%     112.34%
                               ==========    ========   ========  ========   ========  ========  ==========

Interest sensitivity gap to
 total assets                       12.49%      (6.17%)    (3.30%)   (1.71%)     3.93%     5.02%      10.26%
                               ==========    ========   ========  ========   ========  ========  ==========

Ratio of cumulative gap to
 total assets                       12.49%       6.32%      3.02%     1.31%      5.24%    10.26%      10.26%
                               ==========    ========   ========  ========   ========  ========  ==========

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $87,000, or (3.44%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table included in the Comparison of Results of Operations section of this document.

ITEM 4 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the Act)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of the quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect those controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company and the Bank have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest. Presently the Company has three such counter claims by borrowers or involved parties. The Company and the Bank are not a party to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Stockholders

The annual meeting of stockholders of the Company (meeting) was held on April 24, 2003. At the meeting there were a total number of 11,338,510 shares eligible to vote of which 9,483,965 were received or cast at the meeting. The result of the vote on the election of directors was as follows:

     The following individuals were elected as directors:

                               FOR                         WITHHELD
                     --------------------------    -------------------------
                                  percentage of                percentage of
                     # of votes    shares voted    # of votes   shares voted
                     ----------   -------------    ----------  -------------
Gordon E. Budke       9,404,418       99.16%           79,547       .84%
David B. Casper       9,399,737       99.11%           84,228       .89%

The terms of Directors Robert D. Adams, Jesse G. Foster, D. Michael Jones, Dean W. Mitchell, Brent A. Orrico, Wilbur Pribilsky and Gary Sirmon continued.

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8K

(a)   Exhibits
      31.1 Certificates of Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e)
      31.2 and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 200315d-15(e).

      32 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2003.

(b) Report(s) on Form 8-K filed during the quarter ended June 30, 2003, are as follows:

   Date Filed                             Purpose
   ----------                             -------

April 24, 2003                 Announce Banner Corporation financial results
                               for the quarter ended March 31, 2003.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Banner Corporation



August 8, 2003                    /s/D. Michael Jones
                                  -------------------------------------
                                  D. Michael Jones
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)





August 8, 2003                    /s/ Lloyd W. Baker
                                  -------------------------------------
                                  Lloyd W. Baker
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                                              Exhibit 31.1

                                 CERTIFICATION


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 8, 2003                          /s/D. Michael Jones
                                        ----------------------------
                                        D. Michael Jones
                                        Chief Executive Officer

                                                              Exhibit 31.2

                                CERTIFICATION


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


August 8, 2003                          /s/Lloyd W. Baker
                                        ----------------------------
                                        Lloyd W. Baker
                                        Chief Financial Officer

                                                               Exhibit 32

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



August 8, 2003                          /s/D. Michael Jones
                                        ------------------------------
                                        D. Michael Jones
                                        Chief Executive Officer






August 8, 2003                          /s/Lloyd W. Baker
                                        -------------------------------
                                        Lloyd W. Baker
                                        Chief Financial Officer

A signed original of the written statement required by Section 906 has been provided to Banner Corporation and will be retained by Banner Corporation and furnished to the Securities and Exchange Commission or its staff upon request.