Form 10-Q
period 2003-09-30
BANNER CORP
filed 2003-11-13
CIK 946673

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q
                               ---------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.
                                                        ------------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to _________ :

                    Commission File Number 0-26584

                          BANNER CORPORATION
        (Exact name of registrant as specified in its charter)
        ------------------------------------------------------


              Washington                                   91-1691604
(State or other jurisdiction of incorporation            (I.R.S. Employer
           or organization)                           Identification Number)


         10 South First Avenue, Walla Walla, Washington  99362
         (Address of principal executive offices and zip code)

  Registrant's telephone number, including area code:  (509)  527-3636
            --------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]        No [ ]
                                         -----         -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]        No [ ]
                                         -----         -----

                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of class:                      As of October 31, 2003
            ---------------                      ----------------------
Common Stock, $.01 par value per share            11,421,719 shares*

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

                      BANNER CORPORATION AND SUBSIDIARIES
                             Table of Contents

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

  Consolidated Statements of Financial Condition
  as of September 30, 2003 and December 31, 2002 . . . . . . . . . . . . . .  2

  Consolidated Statements of Income
  for the Quarters and Nine Months Ended September 30, 2003 and 2002 . . . .  3

  Consolidated Statements of Comprehensive Income
  for the Quarters and Nine Months Ended September 30, 2003 and 2002 . . . .  4

  Consolidated Statements of Changes in Stockholders' Equity
  for the Nine Months Ended September 30, 2003 and 2002. . . . . . . . . . .  5

  Consolidated Statements of Cash Flows
  for the Nine Months Ended September 30, 2003 and 2002. . . . . . . . . . .  7

  Selected Notes to Consolidated Financial Statements. . . . . . . . . . . .  9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

  Special Note Regarding Forward-Looking Statements. . . . . . . . . . . . . 13

  General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

  Recent Developments and Significant Events . . . . . . . . . . . . . . . . 13

  Comparison of Financial Condition at September 30, 2003 and December
  31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

  Comparison of Results of Operations for the Quarters and Nine Months Ended
  September 30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . 14

  Asset Quality. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

  Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . . . 21

  Capital Requirements . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

  Market Risk and Asset/Liability Management . . . . . . . . . . . . . . . . 23

  Sensitivity Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

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

Item 4 - Submission of Matters to a Vote of Stockholders . . . . . . . . . . 28

Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

                  BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
           September 30, 2003 (Unaudited) and December 31, 2002

                                                     (Unaudited)
                                                    September 30    December 31
ASSETS                                                  2003           2002
                                                      -------        -------
Cash and due from banks                          $     72,320   $    132,910
Securities available for sale, cost $588,123
  and $415,855
 Encumbered                                            37,994         32,955
 Unencumbered                                         554,836        388,267
                                                    ---------      ---------
                                                      592,830        421,222
Securities held to maturity, fair value $13,719
  and $13,414
 Encumbered                                               216             --
 Unencumbered                                          12,312         13,253
                                                    ---------      ---------
                                                       12,528         13,253

Federal Home Loan Bank stock                           34,262         32,831
Loans receivable:
 Held for sale, fair value $23,925 and $39,984         23,593         39,366
 Held for portfolio                                 1,668,392      1,534,100
 Allowance for loan losses                            (26,161)       (26,539)
                                                    ---------      ---------
                                                    1,665,824      1,546,927

Accrued interest receivable                            13,944         13,689
Real estate owned, held for sale, net                   6,849          6,062
Property and equipment, net                            22,074         20,745
Goodwill and other intangibles, net                    36,563         36,714
Deferred income tax asset, net                          1,391          2,786
Bank-owned life insurance                              33,218         31,809
Other assets                                           10,563          4,224
                                                    ---------      ---------
                                                 $  2,502,366   $  2,263,172
LIABILITIES                                         =========      =========
Deposits:
 Non-interest-bearing                            $    203,596   $    200,500
 Interest-bearing                                   1,502,124      1,297,278
                                                    ---------      ---------
                                                    1,705,720      1,497,778

Advances from Federal Home Loan Bank                  461,552        465,743
Trust preferred securities                             55,000         40,000
Other borrowings                                       58,764         41,202
Accrued expenses and other liabilities                 19,139         24,700
Deferred compensation                                   4,006          3,372
Income taxes payable                                       --             --
                                                    ---------      ---------
                                                    2,304,181      2,072,795
COMMITMENTS AND CONTINGENCIES                              --             --

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value per share, 500,000
 shares authorized, no shares issued                       --             --
Common stock - $0.01 par value per share, 27,500,000
 shares authorized, 13,201,418 shares issued:
 11,415,636 shares and 11,306,977 shares outstanding
 at September 30, 2003 and December 31, 2002,
 respectively.                                        121,383        120,554
Retained earnings                                      77,411         70,813
Accumulated other comprehensive income:
 Unrealized gain on securities available for sale       4,166          3,488
Unearned shares of common stock issued to Employee
 Stock Ownership Plan (ESOP) trust:
 515,960 and 515,707 restricted shares outstanding at
 September 30, 2003 and December 31, 2002,
 respectively, at cost                                 (4,264)        (4,262)
Carrying value of shares held in trust for stock
 related compensation plans                            (3,602)        (3,190)
Liability for common stock issued to deferred,
 stock related, compensation plans                      3,091          2,974
                                                    ---------      ---------
                                                      198,185        190,377
                                                    ---------      ---------
                                                 $  2,502,366   $  2,263,172
                                                    =========      =========

              See notes to consolidated financial statements

                  BANNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
        (Unaudited) (in thousands except for per share amounts)

                                            Quarters Ended    Nine Months Ended
                                             September 30        September 30
                                            --------------    -----------------
                                            2003      2002      2003      2002
                                           ------    ------    ------    ------
INTEREST INCOME:
  Loans receivable                       $ 29,260  $ 30,907  $ 87,500  $ 92,860
  Mortgage-backed securities                2,227     2,770     8,462     8,212
  Securities and cash equivalents           3,035     2,672     8,690     7,571
                                           ------    ------    ------    ------
                                           34,522    36,349   104,652   108,643
INTEREST EXPENSE:
  Deposits                                  8,889     9,733    26,611    29,751
  Federal Home Loan Bank advances           5,339     5,791    16,786    18,490
  Trust preferred securities                  446       380     1,559       718
  Other borrowings                            188       366       563     1,258
                                           ------    ------    ------    ------
                                           14,862    16,270    45,519    50,217
                                           ------    ------    ------    ------
  Net interest income before provision for
   loan losses                             19,660    20,079    59,133    58,426

PROVISION FOR LOAN LOSSES                   1,400     4,000     5,900    11,000
                                           ------    ------    ------    ------
  Net interest income                      18,260    16,079    53,233    47,426

OTHER OPERATING INCOME:
  Loan servicing fees                         241       239       688       996
  Other fees and service charges            1,895     1,525     5,392     4,331
  Mortgage banking revenues                 2,924     1,602     8,230     4,021
  Gain (loss) on sale of securities            15        10        18        27
  Miscellaneous                               464       555     1,412     1,323
                                           ------    ------    ------    ------
  Total other operating income              5,539     3,931    15,740    10,698

OTHER OPERATING EXPENSES:
  Salary and employee benefits             12,495     9,973    35,295    27,757
  Less capitalized loan origination costs  (2,028)   (1,438)   (5,578)   (4,043)
  Occupancy and equipment                   2,447     2,141     7,168     6,263
  Information/computer data services          930       925     2,636     2,262
  Miscellaneous                             4,024     3,699    12,679    10,227
                                           ------    ------    ------    ------
  Total other operating expenses           17,868    15,300    52,200    42,466
                                           ------    ------    ------    ------
Income before provision for income taxes    5,931     4,710    16,773    15,658

PROVISION FOR INCOME TAXES                  1,778     1,329     5,070     4,841
                                           ------    ------    ------    ------
NET INCOME                               $  4,153  $  3,381  $ 11,703  $ 10,817
Net income per common share (see           ======    ======    ======    ======
 (see Note 5):

    Basic                                $    .38  $    .31  $   1.08  $    .98
    Diluted                              $    .37  $    .30  $   1.05  $    .95

Cumulative dividends declared per common
   share:                                $    .15  $    .15  $    .45  $    .45

              See notes to consolidated financial statements

                   BANNER CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (Unaudited) (in thousands)

                                           Quarters Ended    Nine Months Ended
                                            September 30        September 30
                                           --------------    -----------------
                                            2003      2002      2003      2002
                                           ------    ------    ------    ------
NET INCOME:                              $  4,153  $  3,381  $ 11,703  $ 10,817

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF INCOME TAXES:
   Unrealized holding gain (loss) during the
     period, net of deferred income tax
     (benefit) of $449, $576, $371 and
     $727 respectively.                       836     1,067       690     1,348
   Less adjustment for (gains)/losses
     included in net income, net of income
     tax (benefit) of $5, $4, $6 and $10;
     respectively                             (10)       (6)      (12)      (17)
                                           ------    ------    ------    ------
  Other comprehensive income (loss)           826     1,061       678     1,331
                                           ------    ------    ------    ------
COMPREHENSIVE INCOME                     $  4,979  $  4,442  $ 12,381  $ 12,148
                                           ======    ======    ======    ======

            See notes to consolidated financial statements

                              BANNER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (Unaudited) (In thousands, except per share amounts)
                     For the Nine Months Ended September 30, 2003 and 2002

                                                                              Carrying Value
                                                                              Of Shares Held
                                                                              in Trust for
                           Common Stock             Accumulated   Unearned    Stock-Related
                           And Additional           Other         Restricted  Compensation         Total
                              Paid-in     Retained  Comprehensive  ESOP       Plans             Stockholders'
                              Capital     Earnings  Income         Shares     Net of Liability     Equity
                             ---------    --------  -------------  --------   ----------------  ------------
BALANCE, January 1, 2002      $126,844    $ 68,104      $  2,264   $ (4,769)     $      (103)    $ 192,340
Net income                                  10,817                                                  10,817

Change in valuation of
 securities available for
 sale, net of income taxes                                 1,331                                     1,331

Cash dividend on common stock
 ($ .45/share cumulative)                   (5,188)                                                 (5,188)

Purchase and retirement of
 common stock                   (7,285)                                                             (7,285)

Proceeds from issuance of
 common stock for exercise of
 stock options                   1,138                                                               1,138

Recognition of tax benefit
 related to release or MRP
 shares                              4                                                                   4

Release of treasury stock
 from MRP grant                    135                                                  (135)           --

Amortization of compensation
 related to MRP                                                                           27            27
                             ---------    --------  -------------  --------   ----------------  ------------
BALANCE, September 30, 2002  $ 120,836    $ 73,733      $  3,595   $ (4,769)         $  (211)    $ 193,184
                             =========    ========  =============  ========   ================  ============

BALANCE, January 1, 2003     $ 120,554    $ 70,813      $  3,488   $ (4,262)         $  (216)    $ 190,377
Net income                                  11,703                                                  11,703

Change in valuation of
 securities available for
 sale, net of income taxes                                   678                                       678

Cash dividend on common stock
 ($ .45/share cumulative)                   (5,105)                                                 (5,105)

Proceeds from reissued common
 stock for exercise of stock
 options                           437                                                                 437


Adjust prior year release of
 earned ESOP shares                 (3)                                  (2)                            (5)

Release of stock for MRP grant     443                                                  (443)           --

Amortization of compensation
 related to MRP                                                                          100           100

Forfeiture or net change in the
 number and/or carrying value of
 shares held in trust for
 compensation plans                (48)                                                   48            --
                             ---------    --------  -------------  --------   ----------------  ------------
BALANCE, September 30, 2003  $ 121,383    $ 77,411    $    4,166   $ (4,264)    $       (511)    $ 198,185
                             =========    ========  =============  ========   ================  ============

                       See selected notes to consolidated financial statements

                                            5

                  BANNER CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (Unaudited) (continued) ( in thousands)
        For the Nine Months Ended September 30, 2003 and 2002


                                                             2003        2002
COMMON STOCK, SHARES ISSUED:                                ------      ------
   Number of shares, beginning of period                    13,201      13,201
                                                            ------      ------
   Number of shares, end of period                          13,201      13,201
                                                            ------      ------
LESS COMMON stock RETIRED:
   Number of shares, beginning of period                    (1,894)     (1,567)
     Purchase and retirement of common stock                    (9)       (364)
     Issuance of common stock to deferred compensation
       plan and/or exercised stock options                     117          89
                                                            ------      ------
   Number of shares retired, end of period                  (1,786)     (1,842)
                                                            ------      ------
   Shares issued and outstanding, end of period             11,415      11,359
                                                            ======      ======
UNEARNED, RESTRICTED ESOP SHARES:
   Number of shares, beginning of period                      (516)       (577)
     Release of earned shares                                   --          --
                                                            ------      ------
   Number of shares, end of period                            (516)       (577)
                                                            ======      ======


             See notes to consolidated financial statements

                  BANNER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited) (in thousands)
         For the Nine Months Ended September 30, 2003 and 2002
                                                                2003      2002
OPERATING ACTIVITIES                                           ------    ------
  Net income                                                 $ 11,703  $ 10,817
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                 5,304     2,802
  Loss (gain) on sale of securities                               (18)      (27)
  Increase in cash surrender value of bank owned
    life insurance                                             (1,409)   (1,052)
  Gain on sale of loans, excluding capitalized
    servicing rights                                           (6,872)   (3,405)
  Loss (gain) on disposal of real estate held for
    sale and property and equipment                              (170)      454
  Provision for losses on loans and real estate held for sale   6,405    11,000
  Federal Home Loan Bank stock dividend                        (1,431)   (1,408)
  Net change in:
    Loans held for sale                                        15,773    14,191
    Other assets                                               (5,163)    3,641
    Other liabilities                                          (4,759)   (2,810)
                                                              -------   -------
    Net cash provided (used) by operating activities           19,363    34,203
                                                              -------   -------
INVESTING ACTIVITIES:
  Purchases of securities                                    (600,642) (208,012)
  Principal repayments and maturities of securities           382,747   135,017
  Proceeds from sales of securities                            44,298     4,670
  Origination of loans, net of principal repayments          (596,528) (213,239)
  Purchases of loans and participating interest in loans      (29,030)  (22,650)
  Proceeds from sales of loans and participating interest
    in loans                                                  486,013   245,311
  Purchases of property and equipment-net                      (3,844)   (3,002)
  Proceeds from sale of real estate held for sale-net           5,422     1,679
  Investment in bank-owned life insurance                          --   (10,000)
  Cash (used for) provided by acquisitions                         --    (6,519)
  Other                                                           (46)     (134)
                                                              -------   -------
    Net cash used by investing activities                    (311,610)  (76,879)
                                                              -------   -------
FINANCING ACTIVITIES
  Increase in deposits                                        207,942   156,372
  Proceeds from FHLB advances                                 567,850   255,231
  Repayment of FHLB advances                                 (572,041) (312,970)
  Proceeds from issuance of trust preferred securities         15,000    25,000
  Increase (decrease) in repurchase agreement borrowings        5,058   (13,958)
  Increase (decrease) in other borrowings                      12,504     1,556
  Cash dividends paid                                          (5,088)   (5,118)
  Repurchases of stock, net of forfeitures                         --    (7,285)
  ESOP shares earned                                               (5)       --
  Exercise of Stock Options                                       437     1,138
                                                              -------   -------
    Net cash provided by financing activities                 231,657    99,966
                                                              -------   -------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS            (60,590)   57,290

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                  132,910    67,728
                                                              -------   -------
CASH AND DUE FROM BANKS, END OF PERIOD                       $ 72,320  $125,018
                                                              =======   =======

                        (Continued on next page)

                  BANNER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)  (in thousands)
         For the Nine Months Ended September 30, 2003 and 2002
                      (Continued from prior page)

                                                                2003      2002
                                                               ------    ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid in cash                                       $ 45,781  $ 50,110
 Taxes paid in cash                                          $  5,000  $  4,900
 Non-cash transactions:
   Loans, net of discounts, specific loss allowances and
     unearned income, transferred to real estate owned
     and other repossessed assets                            $  6,859  $  4,470
   Net change in accrued dividends payable                   $     17  $     70
   Stock issued to Rabbi Trust/MRP                           $    395  $    135
   Recognize tax benefit of vested MRP shares                $     --  $      4
   Fair value of derivatives issued on loan rate lock
     commitments and offsetting commitments to sell          $    193  $    600
   Other assets/liabilities                                  $     68  $     64

The following summarizes the non-cash activities
relating to acquisitions:
   Fair value of assets and intangibles acquired             $     --  $(44,544)
   Fair value of liabilities assumed                               --    34,453
   Fair value of stock issued and
     options assumed to acquisitions' shareholders                 --        --
                                                              -------   -------
   Cash paid out in acquisition                                         (10,091)
   Less cash acquired                                              --     3,572
                                                              -------   -------
   Net cash acquired (used)                                  $     --  $ (6,519)
                                                              =======   =======


              See notes to consolidated financial statements

                  BANNER CORPORATION AND SUBSIDIARIES
          SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation and Critical Accounting Policies

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and its 42 branch offices and nine loan production offices located in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

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

Stock Compensation Plans: The Company measures its employee stock-based compensation arrangements under the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income available to common stockholders on a diluted basis and diluted earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                             Quarters Ended   Nine Months Ended
                                             September 30       September 30
                                             --------------   -----------------
                                             2003      2002     2003      2002
                                             ----      ----     ----      ----
Net income available to common stockholders:
  Basic:
    As reported                            $ 4,153   $ 3,381  $11,703   $10,817
    Pro forma                                3,873     3,063   10,875    10,235
  Diluted:
    As reported                            $ 4,153   $ 3,381  $11,703   $10,817
    Pro forma                                3,873     3,063   10,875    10,235
Net income per common share:
  Basic:
    As reported                            $  0.38   $  0.31  $  1.08   $  0.98
    Pro forma                                 0.36      0.28     1.01      0.93
  Diluted:
    As reported                            $  0.37   $  0.30  $  1.05   $  0.95
    Pro forma                                 0.34      0.27     0.98      0.89


The compensation expense included in the pro forma net income available to common stockholders on a diluted basis and diluted earnings per common share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's stock option plans (SOPs) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                                             2003                    2002
                                         -------------           -------------
     Annual dividend yield               2.79 to 3.76%           2.58 to 3.56%
     Expected volatility                 29.5 to 49.6%           40.2 to 64.8%
     Risk free interest rate             2.94 to 4.44%           2.63 to 5.21%
     Expected lives                         5 to 9 yrs              5 to 9 yrs


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

Note 2:  Recent Developments and Significant Events

Sale of $55 Million of Trust Preferred Securities: During fiscal 2002, the Company completed the issuance of $40 million of trust preferred securities
(TPS) in private placements of $25 million in April 2002 and $15 million in December 2002. On September 25, 2003, the Company completed the issuance of an additional $15 million of TPS, also in a private placement. The TPS were issued by special purpose business trusts owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The TPS have been recorded as a liability on the statement of financial condition but, under current Federal Reserve guidelines, qualify as Tier 1 capital for regulatory capital purposes. A portion of the proceeds from these offerings was used to augment the Bank's capital with the remainder expected to be used primarily to fund growth, including acquisitions. Remaining proceeds may also be used to fund the Company's stock repurchase program and for other general corporate purposes as necessary.

Under the terms of the transactions, the TPS have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the TPS are entitled to receive cumulative cash distributions at a variable annual rate.
The initial issue, of $25 million, has a current interest rate of 4.92% (4.99% at the most recent quarter end), which is reset semi-annually to equal six-month LIBOR plus 3.70%. The second issue, of $15 million, has a current rate of 4.50% (4.64% at the most recent quarter end), which is reset quarterly to equal three-month LIBOR plus 3.35%. The third issue, of $15 million, has a current rate of 4.04% (4.04% at the most recent quarter end), which is reset quarterly to equal three-month LIBOR plus 2.90%.

Accounting Standards Recently Adopted or Issued: On May 31, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this statement are consistent with FASB's proposal to revise the definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 has not had a material impact on the Company's financial statements.

On April 30, 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group "DIG" process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Bank's adoption of SFAS No. 149 did not result in a material impact on the Company's financial statements.

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

In January 2003, FASB issued Financial Accounting Standards Board Interpretation Number (FIN) 46, Consolidation of Certain Variable Interest Entities An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a Variable Interest Entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity consolidate a VIE if that entity has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN 46 was effective for newly created VIEs beginning February 1, 2003. The effective date for existing VIEs was deferred by FASB until the fourth quarter of 2003. The Company is currently evaluating the impact of the interpretation on its financial statements and, except for the possible effect related to its trust preferred obligation, and possible related regulatory effects, does not currently believe the interpretation will have significant effects.

In November 2002, FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the Company has no material guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's financial statements.

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

The following table sets forth additional detail on BANR's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
                                        September 30  December 31  September 30
                                           2003         2002          2002
Interest-bearing deposits included       --------     --------      --------
 in cash and due from banks              $    128     $ 42,921      $ 51,736
                                         --------     --------      --------
Mortgage-backed securities                331,485      269,153       225,872
Other securities--taxable                 240,968      141,404       138,257
Other securities--tax exempt               29,342       21,107        21,000
Equity securities with dividends            3,563        2,811         2,702
                                         --------     --------      --------
 Total securities                         605,358      434,475       387,831

Federal Home Loan Bank (FHLB) stock        34,262       32,831        32,282
                                         --------     --------      --------
                                         $639,748     $510,227      $471,849
                                         ========     ========      ========

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

                                              Quarters Ended   Nine Months Ended
                                               September 30      September 30
                                              --------------   -----------------
                                               2003     2002     2003     2002
                                              ------   ------   ------   ------
Mortgage-backed securities interest          $ 2,227  $ 2,770  $ 8,462  $ 8,212
                                              ------   ------   ------   ------
Taxable interest and dividends                 2,292    1,877    6,400    5,187
Tax-exempt interest                              296      310      859      973
FHLB stock dividends                             447      485    1,431    1,411
                                              ------   ------   ------   ------
                                               3,035    2,672    8,690    7,571
                                              ------   ------   ------   ------
                                             $ 5,262   $5,442  $17,152  $15,783
                                              ======   ======   ======   ======

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data (in thousands):


                                              Quarters Ended   Nine Months Ended
                                               September 30      September 30
                                              --------------   -----------------
                                               2003     2002     2003     2002
                                              ------   ------   ------   ------
Total shares originally issued                13,201   13,201   13,201   13,201
 Less retired weighted average shares plus
  unvested weighted average shares allocated
  to MRP                                      (1,842)  (1,732)  (1,873)  (1,626)
 Less unallocated shares held by the ESOP       (516)    (577)    (516)    (577)
                                              ------   ------   ------   ------
Basic weighted average shares outstanding     10,843   10,892   10,812   10,998
 Plus unvested MRP and stock option
  incremental shares considered outstanding
  for diluted EPS calculations                   426      395      335      440
                                              ------   ------   ------   ------
Diluted weighted average shares outstanding   11,269   11,287   11,147   11,438
                                              ======   ======   ======   ======

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, management's ability to generate continued improvement in asset quality and profitability, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, competition, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services and the Company's ability to successfully resolve the outstanding credit issues. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."

General

Banner Corporation, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank is a regional bank which offers a wide variety of commercial banking services and financial products to both businesses and individuals in its primary market areas. The Bank conducts business from its main office in Walla Walla, Washington, and its 42 branch offices and nine loan production offices located in 20 counties in Washington, Oregon and Idaho.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-
earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and FHLB advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income decreased for the quarter ended September 30, 2003, compared to the same period a year earlier, as a result of a decrease of 59 basis points in the interest rate spread and despite growth in interest-bearing assets and liabilities. By contrast, for the nine months ended September 30, 2003, the Company's net interest income increased, despite a decrease of 35 basis points in the interest rate spread, as a result of growth in interest-bearing assets and liabilities. The net interest margin also decreased 63 and 41 basis points, respectively, for the quarter and nine months ended September 30, 2003, compared to the same periods one year ago. The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses decreased $2.6 million to $1.4 million for the quarter ended September 30, 2003, compared to $4.0 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, the provision for loan losses was $5.9 million, compared to $11.0 million for the same period
a year earlier.   Other operating income increased significantly for the quarter and nine months ended September 30, 2003, largely as a result of increased mortgage banking activity and resulting gain on the sale of loans, although other non-interest revenues also increased significantly. Other operating expenses also increased for the quarter and nine months ended September 30, 2003, compared to the same periods ended September 30, 2002, reflecting the continued growth of the Company as detailed below in the Comparison of Financial Condition and Operating Results sections of this report.

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

Recent Developments and Significant Events

See Note 2 to the Consolidated Financial Statements.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

General: Total assets increased $239.2 million, or 10.6%, from $2.263 billion at December 31, 2002, to $2.502 billion at September 30, 2003. The growth largely resulted from an increase in securities, and growth in the loan portfolio, and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $118.9 million, or 7.7%, from $1.547 billion at December 31, 2002, to $1.666 billion at September 30, 2003. Despite decreases of $52.5 million in one- to four-family residential mortgages and $2.4 million in consumer loans as a result of accelerated prepayments in the current low interest rate environment, the balance of the loan portfolio experienced net growth, including an increase of $54.7 million in mortgages secured by commercial real estate loans, an increase of $4.1 million in multifamily real estate loans, an increase of $53.3 million in construction and land loans and an increase of $61.4 million in non-mortgage commercial and agricultural loans. These increased balances reflect the Company's continuing effort to increase the portion of its loans invested in commercial real estate, construction, land development, and commercial business and agricultural loans. While these loans are inherently of higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with borrowers than most residential mortgages. Securities available for sale and held to maturity increased $170.9 million, or 39.3%, from $434.5 million at December 31, 2002, to $605.4 million at September 30, 2003, as a result of additional investing. FHLB stock increased $1.4 million as a result of dividends paid by the FHLB in the form of additional shares of stock. The Company also had an increase of $1.4 million in bank-owned life insurance from the growth of cash surrender values on existing policies. Other assets increased $6.3 million, largely as a result of the Company recording a $5 million commitment to invest in limited partnerships focused on providing affordable housing for low and moderate income families. The majority of the increase in assets was funded by a growth in deposits.
Asset growth was also funded by additional borrowings, the issuance of trust preferred securities and net income from operations. Deposits grew $207.9 million, or 13.9%, from $1.498 billion at December 31, 2002, to $1.706 billion at September 30, 2003. Non-interest-bearing deposits increased $3.1 million, or 1.5%, and interest-bearing deposits increased by $204.8 million, or 15.8%, from the prior year-end amounts. While FHLB advances decreased $4.2 million from $465.7 million at December 31, 2002, to $461.6 million at September 30, 2003, trust preferred securities increased $15.0 million to $55.0 million and other borrowings increased $17.6 million to $58.8 million at September 30, 2003.

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2003 and 2002

General. For the quarter ended September 30, 2003, the Company had net income of $4.2 million, or $.37 per share (diluted), compared to net income of $3.4 million, or $.30 per share (diluted), for the quarter ended September 30, 2002, an increase of $772,000. The Company's operating results reflect the significant growth of assets and liabilities, which was generally offset by a narrower net interest margin. The Company's operating results also reflect significant increases in other operating income and other operating expenses. Compared to levels a year ago, total assets increased 12.2%, to $2.502 billion at September 30, 2003, net loans increased 5.9%, to $1.666 billion, deposits grew 14.8%, to $1.706 billion, and borrowings, including trust preferred securities, increased 7.7%, to $575.3 million. Average interest earning assets were $2.327 billion for the quarter ended September 30, 2003, an increase of $326.8 million, or 16.3%, compared to the same period a year earlier. Average equity was 7.87% of average assets for the quarter ended September 30, 2003, compared to 9.14% of average assets for the quarter ended September 30, 2002.

Net Interest Income. Net interest income before provision for loan losses decreased to $19.7 million for the quarter ended September 30, 2003, compared to $20.1 million for the quarter ended September 30, 2002. Net interest margin decreased 63 basis points for the quarter, reflecting a 59 basis point decrease in net interest rate spread and an increased use of interest-bearing liabilities relative to interest-earning assets. Net interest income before provision for loan losses increased to $59.1 million for the nine months ended September 30, 2003, compared to $58.4 million for the same period ended September 30, 2002. For the nine-month period, the net interest margin decreased 41 basis points, reflecting a 35 basis point decrease in net interest rate spread and a similar increased use of interest-bearing liabilities relative to interest-earning assets. The changes in net interest spread and net interest margin reflect the impact of the current very low level of market interest rates as well the effects of changes in the asset and liability mix.

Interest Income. Interest income for the quarter ended September 30, 2003 was $34.5 million, compared to $36.3 million for the quarter ended September 30, 2002, a decrease of $1.8 million, or 5.0%. The decrease in interest income occurred despite a $326.8 million, or 16.3%, growth in average balances of interest-earning assets as a result of a 132 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 5.89% for the quarter ended September 30, 2003, compared to 7.21% for the same period a year earlier. Average loans receivable for the quarter ended September 30, 2003 increased by $125.9 million, or 8.0%, when compared to the quarter ended September 30, 2002. Nonetheless, interest income on loans for the quarter decreased by $1.6 million, or 5.3%, compared to the prior year, as the impact of the increase in average loan balances was more than offset by a 97 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates compared to prior year levels, particularly the prime rate, which affects a large portion of construction, commercial and agricultural loans, and lower mortgage rates, which have led to a significant amount of prepayments of real estate loans. The loan mix continued to change as the portion of the portfolio invested in one- to four-family residential loans declined, while the portion invested in construction, land development and commercial loans increased. Loans yielded 6.83% for the quarter ended September 30, 2003, compared to 7.80% for the quarter ended September 30, 2002. While the level of market interest rates was significantly lower than a year earlier, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $200.8 million for the quarter ended September 30, 2003, while the interest and dividend income from those investments decreased $180,000 compared to the quarter ended September 30, 2002. The average yield on mortgage-backed securities decreased to 2.73% for the quarter ended September 30, 2003, from 5.31% for the comparable period in 2002, reflecting significantly accelerated amortization of purchase premiums on certain portions of the portfolio as a result of the rapid prepayments as well as the effect of lower market rates on the interest rates paid on the portion of those securities that have adjustable rates, prepayments on certain higher-yielding portions of the portfolio, and reinvestment and growth at current market rates. The average yield on investment securities and short-term cash investments decreased to 3.78% for the quarter ended September 30, 2003, from 4.60% for the comparable quarter in 2002, also reflecting the lower level of market rates. Earnings on FHLB stock decreased by $37,000, to $448,000, in the quarter ended September 30, 2003, from $485,000 in the comparable quarter in 2002, despite a $2.0 million increase in the average balance held, as a result of a 79 basis point decrease in the yield received. The dividend yield on FHLB stock was 5.26% for the quarter ended September 30, 2003, compared to 6.05% for the quarter ended September 30, 2002. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest income for the nine months ended September 30, 2003 decreased by $4.0 million, or 3.7%, to $104.7 million from $108.6 million for the comparable period in 2002. Interest income from loans decreased $5.4 million, or 5.8%, from the comparable period in 2002. The decrease in loan interest income reflects the impact of a 67 basis point decrease in the yield on the loan balances and occurred despite a $49.7 million growth in the average balance of loans receivable. Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended September 30, 2003 increased $1.4 million, from $15.8 million in 2002 to $17.2 million in the current period, reflecting a substantial $206.1 million increase in average balances, offset by a 149 basis point decrease in yield. Similar to the quarter just ended, yields for the nine months ended September 30, 2003 reflect the significant effect of the low level of market interest rates and rapid prepayments on loans and securities.

Interest Expense. Interest expense for the quarter ended September 30, 2003 was $14.9 million, compared to $16.3 million for the comparable period in 2002, a decrease of $1.4 million, or 8.7%. The decrease in interest expense was the result of a decrease in the average cost of all interest-bearing liabilities to 2.59% from 3.32%, primarily reflecting the lower levels of market interest rates. Deposit interest expense decreased $844,000 for the quarter ended September 30, 2003, compared to the same quarter a year ago, despite the solid deposit growth throughout the Company over the past twelve months, as a result of a continuing decline in the cost of deposits. Average deposit balances increased $279.4 million, or 19.8%, to $1.691 billion for the quarter ended September 30, 2003, from $1.412 billion for the quarter ended September 30, 2002, while, at the same time, the average rate paid on deposit balances decreased 65 basis points. To a significant degree, deposit costs for a quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Despite some modest upward movement during the current quarter, market interest rates for deposits generally were declining and lower for the nine months preceding the quarter ended September 30, 2003, than for the same period preceding the quarter ended September 30, 2002. The reduction in deposit costs, which tends to lag declines in market rates, continued in the most recent quarter as a result of the cumulative effect of declining rates in preceding quarters as well as very low rates in the current quarter. Average FHLB advances totaled $495.0 million during the quarter ended September 30, 2003, compared to $444.6 million during the quarter ended September 30, 2002, an increase of $50.4 million that, combined with a 89 basis point decrease in the average cost of advances, resulted in a $452,000 decrease in related interest expense. The average rate paid on those advances decreased to 4.28% for the quarter ended September 30, 2003, from 5.17% for the quarter ended September 30, 2002. FHLB advances are generally fixed-rate, fixed-term borrowings with rates on many of those advances having been established in periods when market rates were considerably higher than are currently available. Funding was also provided in the third quarter of 2003 by trust preferred securities (TPS) which had an average balance of $40.2 million and an average cost of 4.41% (including amortization of prepaid underwriting costs) for the quarter ended September 30, 2003. TPS outstanding in the third quarter of the prior year had an average balance of $25.0 million and an average rate of 6.03%. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $13.2 million, to $51.8 million for the quarter ended September 30, 2003, from $65.0 million for the same period in 2002, while the related interest expense decreased $178,000, to $188,000, from $366,000 for the respective periods. The average rate paid on other borrowings was 1.44% in the quarter ended September 30, 2003, compared to 2.24% for the same quarter in 2002. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances, which generally lag current market rates.

A comparison of total interest expense for the nine months ended September 30, 2003, shows a decrease of $4.7 million, or 9.4%, from the comparable period in September 2002. The interest expense reflects an increase in average deposits of $221.1 million combined with a $50.6 million increase in FHLB advances, trust preferred securities and other borrowings. The effect on interest expense of the $271.1 million increase in average interest-bearing liabilities was offset by a 72 basis point decrease in the interest rate paid on those liabilities.

The following tables provide additional comparative data on the Company's operating performance:

                                     Quarters Ended        Nine Months Ended
                                      September 30           September 30
                                  ---------------------- -----------------------
    Average Balances                  2003      2002        2003      2002
    ----------------                 ------    ------      ------    ------
    (in thousands)
Investment securities and
  deposits                        $  271,189  $  188,744  $  244,046  $  163,318
Mortgage-backed obligations          323,477     207,117     328,178     204,848
Loans                              1,698,796   1,572,856   1,638,508   1,588,842
FHLB stock                            33,819      31,806      33,350      31,351
                                   ---------   ---------   ---------   ---------
 Total average interest-earning
   assets                          2,327,281   2,000,523   2,244,082   1,988,359

Non-interest-earning assets          170,972     157,773     162,623     144,041
                                   ---------   ---------   ---------   ---------
  Total average assets            $2,498,253  $2,158,296  $2,406,705  $2,132,400
                                   =========   =========   =========   =========

Deposits                          $1,691,159  $1,411,767  $1,599,482  $1,378,411
Advances from FHLB                   494,959     444,585     507,384     456,831
Trust preferred securities            40,163      25,000      40,055      15,842
Other borrowings                      51,772      64,956      46,853      71,640
  Total average interest-bearing   ---------   ---------   ---------   ---------
    liabilities                    2,278,053   1,946,308   2,193,774   1,922,724

Non-interest-bearing liabilities      23,470      14,687      17,840      12,719
                                   ---------   ---------   ---------   ---------
Total average liabilities          2,301,523   1,960,995   2,211,614   1,935,433

Equity                               196,730     197,301     195,091     196,957
                                   ---------   ---------   ---------   ---------
  Total average liabilities
   and equity                     $2,498,253  $2,158,296  $2,406,705  $2,132,400
                                   =========   =========   =========   =========

  Interest Rate Yield/Expense (rates are annualized)
  -------------------------------------------------
Interest Rate Yield:
  Investment securities
   and deposits                       3.78%       4.60%       3.98%       5.04%
  Mortgage-backed obligations         2.73%       5.31%       3.45%       5.36%
  Loans                               6.83%       7.80%       7.14%       7.81%
  FHLB stock                          5.26%       6.05%       5.74%       6.02%
  Total interest rate yield on      ------      ------      ------      ------
    interest-earning assets           5.89%       7.21%       6.24%       7.31%
                                    ------      ------      ------      ------
Interest Rate Expense:
  Deposits                            2.09%       2.74%       2.22%       2.89%
  Advances from FHLB                  4.28%       5.17%       4.42%       5.41%
  Trust preferred securities          4.41%       6.03%       5.20%       6.06%
  Other borrowings                    1.44%       2.24%       1.61%       2.35%
  Total interest rate expense on    ------      ------      ------      ------
    interest-bearing liabilities      2.59%       3.32%       2.77%       3.49%
                                     ------     ------      ------      ------
  Interest spread                     3.30%       3.89%       3.47%       3.82%
                                     ======     ======      ======      ======
  Net interest margin on interest
    earning assets                    3.35%       3.98%       3.52%       3.93%
                                     ------     ------      ------      ------
  Additional Key Financial Ratios
 (ratios are annualized)
  -------------------------------
Return on average assets              0.66%       0.62%       0.65%       0.68%
Return on average equity              8.38%       6.80%       8.02%       7.34%
Average equity / average assets       7.87%       9.14%       8.11%       9.24%
Average interest-earning assets /
  interest-bearing liabilities      102.16%     102.79%     102.29%     103.41%
Non-interest(other operating)
  expenses/ average assets            2.84%       2.81%       2.90%       2.66%
Efficiency ratio [non-interest
  (other operating) expenses /
  revenues]                          70.91%      63.72%      69.72%      61.43%

Provision and Allowance for Loan Losses. During the quarter ended September 30, 2003, the provision for loan losses was $1.4 million, compared to $4.0 million for the quarter ended September 30, 2002, a decrease of $2.6 million. For the nine months ended September 30, 2003, the provision for loan losses was $5.9 million, compared to $11.0 million for the same period ended September 30, 2002. As noted in Note 1 to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's financial statements. The decrease in the provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. Despite slightly higher levels of non-performing loans than a year earlier and continued concerns about the current economic environment, the provision in the current periods is lower largely as a result of the recognition of the deterioration of the portfolio through the very large provisions recorded in the fourth quarter of 2002, which significantly added to the allowance for loan losses, and clear improvement in the Company's credit quality ratios in recent periods. Non-performing loans increased to $24.4 million at September 30, 2003, compared to $22.7 million at September 30, 2002, but declined from $28.1 million and $36.1 million, respectively, at June 30, 2003 and December 31, 2002. Non-performing loans are primarily concentrated in the Puget Sound region where continued economic weakness has diminished certain borrowers' ability to meet loan obligations. Net charge-offs were $1.3 million for the current quarter, compared to $1.5 million for the same quarter a year earlier. Net charge-offs declined to $6.3 million for the first nine months of 2003, compared to $9.9 million for the nine months ended September 30, 2002. A comparison of the allowance for loan losses at September 30, 2003 and 2002, shows an increase of $7.0 million, to $26.2 million at September 30, 2003, from $19.2 million at September 30, 2002. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.55% and 1.20% at September 30, 2003 and September 30, 2002, respectively.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of September 30, 2003, the Company had identified $23.2 million of impaired loans as defined by SFAS 114 and had established $4.0 million of specific loss allowances for these loans.

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

The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

                                          September 30 December 31 September 30
                                                  2003        2002         2002
Loans (including loans held for sale):    ------------ ----------- ------------
  Secured by real estate:
   One- to four-family                      $  274,723  $  329,314   $  350,016
   Consumer secured by one- to four-family      28,243      26,195       26,541
                                            ----------  ----------   ----------
      Total one- to four-family                302,966     355,509      376,557

   Commercial                                  433,800     379,099      379,416
   Multifamily                                  76,397      72,333       81,919
   Construction and land                       392,819     339,516      335,411
  Commercial business                          326,368     285,231      278,713
  Agricultural business                        122,890     102,626       99,899
  Consumer                                      36,745      39,152       40,918
                                            ----------  ----------   ----------
      Total loans outstanding                1,691,985   1,573,466    1,592,833

  Less allowance for loan losses                26,161      26,539       19,150
                                            ----------  ----------   ----------
      Total net loans outstanding at end
        of period                           $1,637,955  $1,546,927   $1,573,683
                                            ==========  ==========   ==========

                                           Quarters Ended     Nine Months Ended
                                            September 30        September 30
                                           ----------------    ----------------
                                            2003      2002      2003      2002
                                           ------    ------    ------    ------
Balance, beginning of the period         $ 26,075  $ 16,646  $ 26,539  $ 17,552

Acquisitions                                   --        --        --       460

Provision for loan losses                   1,400     4,000     5,900    11,000

Recoveries of loans previously charged off:
  Secured by real estate:
    One- to four-family                        --        --        --        --
    Commercial                                 --        --        --        --
    Multifamily                                 -        --        --        --
    Construction and land                      78        --        78        --
  Commercial business                         481        41       794        54
  Agricultural business                        --         1        12         3
  Consumer                                      7         4        36        60
                                           ------    ------    ------    ------
                                              566        46       920       117
Loans charged off:
  Secured by real estate:
    One- to four-family                      (346)       --      (357)      (11)
    Commercial                               (368)       --    (2,247)       --
    Multifamily                                --        --        --        --
    Construction and land                      (1)     (120)     (530)     (607)
  Commercial business                      (1,067)   (1,376)   (3,708)   (8,665)
  Agricultural business                        --        --        --      (142)
  Consumer                                    (98)      (46)     (356)     (554)
                                           ------    ------    ------    ------
                                           (1,880)   (1,542)   (7,198)   (9,979)
                                           ------    ------    ------    ------
Net charge-offs                            (1,314)   (1,496)   (6,278)   (9,862)
                                           ------    ------    ------    ------
Balance, end of the period               $ 26,161  $ 19,150  $ 26,161  $ 19,150
                                           ======    ======    ======    ======
Net charge-offs as a percentage of average
   net book value of loans outstanding for
   the period                               0.08%     0.10%     0.38%     0.62%

The following is a schedule of the Company's allocation of the allowance for loan losses:

                                          September 30 December 31 September 30
                                                  2003        2002         2002
                                          ------------ ----------- ------------
Specific or allocated loss allowances:
Secured by real estate:
  One- to four-family                      $       676  $      670  $       711
  Commercial                                     4,801       5,284        2,814
  Multifamily                                      382         361          414
  Construction and land                          5,254       5,892        4,011
Commercial business                              7,911       8,788        9,192
Agricultural business                            2,942       2,164          945
Consumer                                           499         698          642
                                             ---------    --------    ---------
     Total allocated                            22,465      23,857       18,729

Estimated allowance for undisbursed commitments    240          36           34
Unallocated                                      3,456       2,646          387
                                             ---------    --------    ---------
     Total allowance for loan losses       $    26,161   $  26,539  $    19,150
                                             =========    ========    =========
Allowance for loan losses as a percentage of
  total loans outstanding(loans receivable
  excluding allowance for losses)                1.55%       1.69%        1.20%

Other Operating Income. Other operating income was $5.5 million for the quarter ended September 30, 2003, an increase of $1.6 million from the quarter ended September 30, 2002. This included a $1.3 million increase in the gain on sale of loans for the current quarter as lower interest rates led to increased mortgage banking activity. Loan sales for the quarter ended September 30, 2003 totaled $190.8 million, compared to $84.9 million for the quarter ended September 30, 2002. Gain on sale of loans for the Company included $179,000 of fees on $13.2 million of loans which were brokered and are not reflected in the volume of loans sold. Other fee and service charge income increased by $370,000, to $1.9 million for the quarter ended September 30, 2003, compared to $1.5 million for the quarter ended September 30, 2002, primarily reflecting growth in customer transaction accounts, although increased fees also reflect changes in the Company's overdraft protection program that have been implemented in the current year.

Other operating income for the nine months ended September 30, 2003 increased $5.0 million from the comparable period in 2002. This includes a $4.2 million increase in the gain on sale of loans reflecting the current year's strong mortgage banking activity and a $1.1 million increase in other fee and service charge income primarily reflecting growth in customer transaction accounts, as well as increased fees related to customer overdraft protection. Loan sales increased from $245.6 million for the nine months ended September 30, 2002, to $486.0 million for the nine months ended September 30, 2003. Loan servicing fees declined by $308,000 compared to the same nine-month period a year earlier largely as a result of accelerated loan prepayments in the current low interest rate environment.

Other Operating Expenses. Other operating expenses increased $2.6 million, to $17.9 million for the quarter ended September 30, 2003, from $15.3 million for the quarter ended September 30, 2002. Other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current year includes significant increases in compensation for credit examination and special assets personnel as well as additional executive management and production staff hired to re-position the Company for future growth. In addition, compensation was higher as a result of increased incentive compensation and staffing caused by the elevated level of mortgage banking activity in the current year. The higher level of mortgage banking activity is also reflected in the increase in capitalized loan origination costs. The Company also significantly increased its commitment to advertising and marketing expenditures which were $195,000 greater in the quarter ended September 30, 2003 than in the same period in the prior year. The increase in expenses includes operating costs associated with opening new branch offices in Spokane and Pasco, Washington and new commercial lending centers in Portland, Oregon and Bellevue (greater Seattle), Spokane and the Tri-Cities, Washington. The increase in other operating expenses was partially offset by a $590,000 increase in capitalized loan origination costs, reflecting a greater level of loan origination activity. Higher operating expenses, as well as a reduction in the net interest margin, caused the Company's efficiency ratio to increase to 70.91% for the quarter ended September 30, 2003, from 63.72% for the comparable period ended September 30, 2002. Other operating expenses as a percentage of average assets increased slightly to 2.84% for the quarter ended September 30, 2003, compared to 2.81% for the quarter ended September 30, 2002.

Other operating expenses for the nine months ended September 30, 2003 increased $9.7 million, from $42.5 million for the first nine months of 2002 to $52.2 million in the current period. As explained earlier, the increase is largely due to the increases in compensation, occupancy and advertising expenses as the volume of activity has expanded and the Bank positions itself for future growth. The increased expenses in the current period also reflect a higher level of cost associated with the collection and disposition of non-performing assets.

Income Taxes. Income tax expense was $1.8 million for the quarter ended September 30, 2003, compared to $1.3 million for the comparable period in 2002. The Company's effective tax rates for the quarters ended September 30, 2003 and 2002 were 30% and 28%, respectively. The higher effective tax rate in the quarter ended September 30, 2003 is primarily a result of an increase in the relative amount of taxable income versus tax-exempt income compared to the third quarter of 2002, largely as a result of the lower provision for loan losses in the current quarter.

Income tax expense for the nine months ended September 30, 2003 increased to $5.1 million, compared to $4.8 million in the comparable period in 2002. The Company's effective tax rates for the nine months ended September 30, 2003 and 2002 were 30% and 31%, respectively. The lower effective tax rate in the current period is primarily a result of an increase in the relative effect of the tax-exempt income and the recording of $49,000 of tax credits associated with investments in limited partnerships focused on providing affordable housing for low and moderate income families.

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

At September 30, 2003, the Company had an allowance for loan losses of $26.2 million, which represented 1.55% of total loans and 107% of non-performing loans, compared to 1.69% and 74%, respectively, at December 31, 2002.

During the year ended December 31, 2002, the Bank experienced deterioration in asset quality, which had a significant effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Collection costs have remained high for the first nine months of 2003; however, non-performing assets decreased to $31.6 million, or 1.26% of total assets, at September 30, 2003, compared to $42.2 million, or 1.86% of total assets, at December 31, 2002. Problem loans are primarily due from borrowers located in the Puget Sound region and are the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area. For the quarter ended September 30, 2003, non-performing loans decreased by $3.7 million while real estate owned and other repossessed asset decreased by $1.9 million. At September 30, 2003, the Bank's largest non-performing asset exposure consisted of two related land development loans totaling $7.0 million secured by property located in the greater Seattle, Washington area, one of which had been converted to real estate owned at that date. On October 31, 2003, the Company closed a sale on a significant portion of this development, which resulted in a $5.2 million reduction in the real estate owned balance.
The Company's next largest non-performing loan exposure encompasses loans totaling $4.1 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. Balances for these loans are reflected in the non-accrual loan totals for commercial real estate and commercial business loans at September 30, 2003, in the table on the following page of this report. The Company had three additional non-performing credit relationships with balances in excess of $1.0 million, the largest of which had an aggregate carrying value of $1.6 million at September 30, 2003. While meaningful progress was made in the two most recent quarters, reducing non-performing loans and improving asset quality will be important activities to enhance the Bank's operating performance in future periods.

The following tables set forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No.
15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

                                          September 30 December 31 September 30
                                                  2003        2002         2002
                                          ------------ ----------- ------------
Non-performing assets at end of the period:
Nonaccrual Loans:
  Secured by real estate:
    One- to four-family                      $     283   $     455   $      852
    Commercial                                   6,790       7,421        2,745
    Multifamily                                     --          --           --
    Construction and land                        7,578      16,030        7,276
  Commercial business                            8,187       9,894       11,028
  Agricultural business                            305         194           --
  Consumer                                          66         255          381
                                              --------    --------    ---------
                                                23,209      34,249       22,282

Loans more than 90 days delinquent, still on accrual:
  Secured by real estate:
    One- to four-family                            734         343           48
    Commercial                                      --          --           --
    Multifamily                                     --          --           --
    Construction and land                           --       1,283          156
  Commercial business                              476         163           30
  Agricultural business                             --          --           --
  Consumer                                          17          70          197
                                              --------    --------    ---------
                                                 1,227       1,859          431
                                              --------    --------    ---------
Total non-performing loans                      24,436      36,108       22,713

Real estate owned, held for sale, and other
  repossessed assets, net                        7,164       6,062        5,362
                                              --------    --------    ---------
Total non-performing assets at the end of
  the period                                  $ 31,600    $ 42,170     $ 28,075
                                              ========    ========    =========
Non-performing loans as a percentage of
  total net loans before allowance for
  loan losses at end of the period               1.44%       2.29%        1.43%
Non-performing assets as a percentage of
  total assets at end of the period.             1.26%       1.86%        1.26%
Troubled debt restructuring (TDRs)
     at end of the period                     $    646    $  2,057     $    598

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the nine months ended September 30, 2003, the Company purchased loans in the amount of $29.0 million while loan originations, net of principal repayments, totaled $596.5 million. For the nine months ended September 30, 2003, securities purchases net of principal repayments totaled $217.9 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, deposit growth and borrowings. During the nine months ended September 30, 2003, the Company sold $486.0 million of loans, net deposit growth was $207.9 million, FHLB advances decreased $4.2 million and other borrowings increased $17.6 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended September 30, 2003, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At September 30, 2003, the Bank had outstanding loan commitments totaling $530.3 million, including undisbursed loans in process totaling $480.1 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $875 million. Advances under this credit facility totaled $461.6 million, or 18% of the Bank's assets, at September 30, 2003.

At September 30, 2003, certificates of deposit amounted to $1.035 billion, or 61% of the Bank's total deposits, including $771.7 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB-Seattle advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

Capital Requirements

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank, as a state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighed assets as well as Tier 1 leverage capital to average assets. At September 30, 2003 and December 31, 2002, the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's
Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, for additional information regarding the Company's and the Bank's regulatory capital requirements.)

The actual regulatory capital ratios calculated for the Company and the Bank as of September 30, 2003, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

                                                               Minimum to be
                                                               categorized as
                                                Minimum       "well-capitalized"
                                                for capital    under prompt
                                                adequacy       corrective action
                                 Actual         purposes       provisions
                              -------------     -------------  ---------------
                              Amount  Ratio     Amount  Ratio    Amount   Ratio
                              ------  -----     ------  -----    ------   -----
                                    (dollars in thousands)
September 30, 2003:
The Company - consolidated
 Total capital to risk-
    weighted assets         $236,200  12.71%  $148,683   8.00%      N/A     N/A
 Tier 1 capital to risk-
    weighted assets          212,246  11.42     74,342   4.00       N/A     N/A
 Tier 1 leverage capital
    to average assets        212,246   8.64     98,293   4.00       N/A     N/A

The Bank
 Total capital to risk-
    weighted assets          208,842  11.26    148,400   8.00  $185,499   10.00%
 Tier 1 capital to risk-
    weighted assets          184,932   9.97     74,200   4.00   111,300    6.00
 Tier 1 leverage capital
    to average assets        184,932   7.53     98,220   4.00   122,775    5.00

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

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2003, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table of Interest Rate Risk Indicators


                                            Estimated Change in
                                  ---------------------------------------
       Change (in Basis Points)   Net Interest Income
         in Interest Rates (1)    Next 12 Months         Net Market Value
       ------------------------   -------------------    ----------------
                                       (Dollars in thousands)
              +300                 (996)     (1.2%)      (63,151)   (32.8%)
              +200               (1,376)     (1.6%)      (35,978)   (18.7%)
              +100               (1,375)     (1.6%)      (10,585)    (5.5%)
                 0                    0         0              0        0
              -100               (2,492)     (2.9%)      (11,187)    (5.8%)
              -200               (7,289)     (8.6%)      (15,683)    (8.2%)

__________
(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2003. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At September 30, 2003, total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same time period by $116.9 million, representing a one-year gap to total assets ratio of 4.67%.

Table of Interest Sensitivity Gap
As of September 30, 2003                Within  6 Months      1-3       3-5       5-10     Over 10
                                      6 Months to One Year    Years     Years     Years    Years      Total
                                      -------- -----------   -------   -------   -------   -------   -------
                                                                   (dollars in thousands)
Interest-earning assets (1):
 Construction loans                   $271,190     $ 9,439   $ 6,399     $  --     $  --    $   --  $287,028
 Fixed-rate mortgage loans              68,377      44,795   111,822    99,402   133,032    36,949   494,377
 Adjustable-rate mortgage loans        220,825      56,343    89,548    64,192     3,727        --   434,635
 Fixed-rate mortgage-backed securities  38,877      26,522    79,276    49,050    57,240    22,677   273,642
 Adjustable-rate mortgage-backed
   securities                           57,846          --        --        --        --        --    57,846
 Fixed-rate commercial/agriculture
   loans                                51,571      27,836    32,027    17,147     6,904       103   135,588
 Adjustable-rate commercial/
   agriculture loans                   269,959       4,000     6,120     6,855       325        --   287,259
 Consumer and other loans               31,804       6,714    13,365     5,093     1,969       229    59,174
 Investment securities and           ---------    --------  --------  --------  --------  -------- ---------
   interest-bearing deposits           191,545      15,830    18,285     3,405    15,718    63,479   308,262

  Total rate-sensitive assets        1,201,994     191,479   356,842   245,144   218,915   123,437 2,337,811
                                     ---------    --------  --------  --------  --------  -------- ---------
Interest-bearing liabilities (2):
 Regular savings and NOW accounts       42,122      42,122    98,285    98,285        --        --   280,814
 Money market deposit accounts          93,480      56,088    37,392        --        --         -   186,960
 Certificates of deposit               653,472     118,195   164,204    83,693    14,938        49 1,034,551
 FHLB advances                         106,594      51,500   137,600    69,930    95,328       600   461,552
 Other borrowings                       35,519          --        --        --        --        --    35,519
 Trust preferred                        55,000          --        --        --        --        --    55,000
 Retail repurchase agreements           20,652       1,836       274        --       483        --    23,245
                                     ---------    --------  --------  --------  --------  -------- ---------
  Total rate-sensitive liabilities   1,006,839     269,741   437,755   251,908   110,749       649 2,077,641
                                     ---------    --------  --------  --------  --------  -------- ---------
Excess (deficiency) of interest-
 sensitive assets over interest-
 sensitive liabilities               $ 195,155    $(78,262) $(80,913) $ (6,764) $108,166  $122,788  $260,170
Cumulative excess (deficiency) of    =========    ========  ========  ========  ========  ========  ========
  interest-sensitive assets          $ 195,155    $116,893  $ 35,980  $ 29,216  $137,382  $260,170  $260,170
                                     =========    ========  ========  ========  ========  ========  ========
Cumulative ratio of interest-earning
  assets to interest-bearing
  liabilities                          119.38%     109.16%   102.10%   101.49%   106.61%   112.52%   112.52%
                                     =========    ========  ========  ========  ========  ========  ========
Interest sensitivity gap to
  total assets                           7.80%      (3.13%)   (3.23%)   (0.27%)    4.32%     4.91%    10.40%
                                     =========    ========  ========  ========  ========  ========  ========
Ratio of cumulative gap to total assets  7.80%       4.67%     1.44%     1.17%     5.49%    10.40%    10.40%

                                     =========    ========  ========  ========  ========  ========  ========
                                 (footnotes on following page)

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $117.1 million, or (4.68%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table included in the Comparison of Results of Operations section of this document.

ITEM 4 - Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the Act)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  (b) Changes in Internal Controls: In the quarter ended September 30, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In the normal course of business, the Company and the Bank have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest. Presently the Company has four such counter claims by borrowers or involved parties. The Company and the Bank are not a party to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2.   Changes in Securities and Use of Proceeds

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Stockholders

None

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on Form 8K

(a) Exhibits
      31.1 Certificates of Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e)
      31.2 and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 13, 2003.

      32 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 13, 2003.

(b) Report(s) on Form 8-K filed during the quarter ended September 30, 2003, are as follows:

       Date Filed                                   Purpose
       ----------                                   -------
       July 23, 2003           Announce Banner Corporation financial results
                                for the quarter ended June 30, 2003.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Banner Corporation




November 13, 2003                        /s/D. Michael Jones
                                         ----------------------
                                         D. Michael Jones
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)






November 13, 2003                        /s/ Lloyd W. Baker
                                         ----------------------
                                         Lloyd W. Baker
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial and Accounting
                                           Officer)

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


November 13, 2003                       /s/D. Michael Jones
                                        ------------------------
                                        D. Michael Jones
                                        Chief Executive Officer

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


November 13, 2003                       /s/Lloyd W. Baker
                                        ------------------------
                                        Lloyd W. Baker
                                        Chief Financial Officer

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






November 13, 2003                       /s/D. Michael Jones
                                        -------------------------
                                        D. Michael Jones
                                        Chief Executive Officer






November 13, 2003                       /s/Lloyd W. Baker
                                        -------------------------
                                        Lloyd W. Baker
                                        Chief Financial Officer


A signed original of the written statement required by Section 906 has been provided to Banner Corporation and will be retained by Banner Corporation and furnished to the Securities and Exchange Commission or its staff upon request.