Form 10-K
period 2003-12-31
BANNER CORP
filed 2004-03-15
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________to________

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)

10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (509) 527-3636

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.01 par value per share
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock quoted on the Nasdaq Stock Market on June 30, 2003, was:
Common Stock - $233,020,118

The number of shares outstanding of the registrant's classes of common stock as of March 1, 2004:
Common Stock, $.01 par value - 11,551,623 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 22, 2004 are incorporated by reference into Part III.


	BANNER CORPORATION AND SUBSIDIARIES

	Table of Contents

PART I		Page #

Item 1.	Business	3
	General	3
	Lending Activities	3
	Asset Quality	7
	Investment Activities	7
	Deposit Activities and Other Sources of Funds	8
	Personnel	9
	Taxation	9
	Environmental Regulation	10
	Competition	10
	Regulation	11
	Management Personnel	16
	Available Information	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	18
Item 6.	Selected Consolidated Financial And Other Data	19
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Comparison of Financial Condition at December 31, 2003 and 2002	22
	Comparison of Results of Operations
	Years ended December 31, 2003 vs. 2002	35
	Years ended December 31, 2002 vs. 2001	39
	Market Risk and Asset/Liability Management	45
	Liquidity and Capital Resources	49
	Capital Requirements	50
	Effect of Inflation and Changing Prices	50
	Contractual Obligations	50
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51

PART III

Item 10.	Directors and Executive Officers of the Registrant	51
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13.	Certain Relationships and Related Transactions	52
Item 14.	Principal Accountant Fees and Services	52

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	52
	Signatures	53


PART 1

Item 1 - Business                                                                      General

Banner Corporation (the Company or BANR), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB or the Bank). Banner Bank operates as a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The Bank conducts business from its main office in Walla Walla, Washington, and, as of December 31, 2003, its 42 branch offices and nine loan production offices located in 20 counties in Washington, Idaho and Oregon. The Company had total assets of $2.635 billion at December 31, 2003.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of checking and savings deposits and Federal Home Loan Bank (FHLB) advances. The Company's net income is also significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. Net income for the year ended December 31, 2003 was $16.1 million, or $1.44 per share on a fully diluted basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information about the Company's financial performance.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to both businesses and individuals in its primary market areas. The Bank's primary business is that of a traditional banking institution, accepting deposits and originating loans in locations surrounding its offices in portions of Washington, Oregon and Idaho. The Bank is also an active participant in the secondary market, engaging in mortgage banking operation largely through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, construction and land development loans, one- to four-family residential loans and consumer loans. A portion of the Bank's construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon. In addition to loans, the Bank maintains a significant portion of its assets in marketable securities. The securities portfolio is heavily weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also includes a significant amount of U.S. Government and agency (including government-sponsored entities) securities, as well as investment grade corporate debt securities and tax-exempt municipal securities primarily issued by entities located in the State of Washington.

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

Lending activities historically have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties. To an increasing extent in recent years, lending activities have also included the origination of multifamily and commercial real estate loans. Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in the Bank's primary market areas. During the past 18 months, the Bank has significantly added to its resources engaged in commercial lending, including senior credit administration personnel and experienced officers focused on middle market corporate lending opportunities. The Bank has also recently increased its emphasis on consumer lending. While continuing its commitment to construction and residential lending, management expects commercial, including commercial real estate, agricultural and consumer lending to become increasingly important activities for the Bank.

At December 31, 2003, the Bank's net loan portfolio totaled $1.701 billion. For additional information concerning the Bank's loan portfolio, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2003 and 2002-Loans/Lending." See also Table 5 contained therein, which sets forth the composition of the Company's loan portfolio, and Tables 6 and 6(a), which contain information regarding the loans maturing in the Company's portfolio.

One- to Four-Family Residential Real Estate Lending: The Bank originates loans secured by first mortgages on one- to four-family residences and loans for the construction of one- to four-family residences in the communities where it has full service branches. In addition, the Bank operates residential loan production offices in Bellevue, Puyallup, Kennewick, Moses Lake and Oak Harbor, Washington. The Bank's mortgage lending subsidiary, CFC, provides residential and construction lending primarily in the Portland, Oregon and Vancouver, Washington market areas. At December 31, 2003, $306.5 million, or 17.8% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences.


The Bank and CFC offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%. Generally, these ARM products adjust based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. The retention of ARM loans in the Bank's loan portfolio can help reduce the Company's exposure to changes in interest rates. However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years, borrower demand for ARM loans has been limited and the Bank has chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates. As a result, ARM loans have represented only a small portion of loans originated during this period.

The Bank's residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Corporation (Fannie Mae or FNMA). Government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA). In the loan approval process, the Bank assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the credit worthiness of the borrower. Generally, the Bank lends up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs. The Bank usually requires private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

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

Construction and Land Lending: The Bank invests a significant portion of its loan portfolio in residential construction loans to professional home builders. To a lesser extent, the Bank also originates land loans and construction loans for commercial and multifamily real estate. At December 31, 2003, construction and land loans totaled $399.0 million (including $61.1 million of land or land development loans and $87.9 million of commercial and multifamily real estate construction loans), or 23.1% of total loans of the Company. Residential construction lending is a primary focus of the Bank's subsidiary, CFC, and the Company's largest concentration of construction and development loans is in the Portland/Vancouver market area. The Bank also has a significant amount of construction loans for properties in the Puget Sound region and in the Tri-Cities market in Washington State.

Construction and land lending afford the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does one- to four-family permanent mortgage lending. Construction and land lending, however, are generally considered to involve a higher degree of risk than one- to four-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan is dependent on the builder's ability to sell the property before the construction loan is due. The Bank addresses these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.

Construction loans made by the Bank include those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. The Bank monitors the number of unsold homes in its construction loan portfolio and generally maintains the portfolio so that approximately 25% of its construction loans are secured by homes with a sale contract in place. The maximum number of speculative loans approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains. The Bank has chosen to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic area.

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

The Bank regularly monitors the construction loan portfolio and the economic conditions and housing inventory in each of its markets and will decrease construction lending if it perceives there are unfavorable market conditions. The Bank believes that the underwriting policies and internal monitoring systems it has in place mitigate many of the risks inherent in its construction lending.

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


Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects. At December 31, 2003, the Company's loan portfolio included $89.1 million in multifamily and $456.0 million in commercial real estate loans. Multifamily and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, riskier than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. In all multifamily and commercial real estate lending, the Bank considers the location, marketability and overall attractiveness of the properties. The Bank's current underwriting guidelines for commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process the Bank assesses the borrowers' willingness and ability to repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by the Bank are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. More recently originated multifamily and commercial real estate loans are linked to various U.S. Treasury indices or certain prime rates. Rates on these adjustable-rate loans generally adjust annually after an initial period ranging from one to ten years. Rate adjustments for some of the more seasoned adjustable-rate loans in the portfolio predominantly reflect changes in the FHLB National Monthly Median Cost of Funds index. The Bank's commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type or location. At December 31, 2003, multifamily and commercial real estate loans comprised 31.6% of the Company's total loans.

Commercial Business Lending: The Bank is active in small- to medium-sized business lending, including origination of loans guaranteed by the Small Business Administration (SBA), and has engaged to a lesser extent in agricultural lending primarily by providing crop production loans. Bank officers have devoted a great deal of effort to developing customer relationships and the ability to serve these types of borrowers. Management believes that many large banks have neglected these lending markets, contributing to the Bank's success. Also, during the past 18 months, the Bank has added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in the $3 million to $15 million range. Management intends to leverage the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, it is anticipated that this type of lending will increase the Bank's deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant effort at the Bank and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations.

Commercial business loans may entail greater risk than residential mortgage loans. Commercial business loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, inventory and receivables, which may not provide an adequate source of repayment on defaulted loans. In addition, commercial business loans are dependent on the borrower's continuing financial strength and management ability, as well as market conditions for various products, services and commodities. For these reasons, commercial business loans generally provide higher yields than residential loans but also require more administrative and management attention. Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. The Bank seeks to structure these loans so that they have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and information about the collateral. Loans to closely held business borrowers typically require personal guarantees by the principals.

The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year. Adjustable- or floating-rate loans are generally tied to various prime rate and LIBOR indices. At December 31, 2003, commercial loans totaled $321.7 million, or 18.6% of the Company's total loans.

Agricultural Lending: Agriculture is a major industry in many eastern Washington and Oregon locations. While agricultural loans are not a large part of the portfolio, the Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile. At December 31, 2003, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $118.9 million, or 6.9% of the loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower's anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. In the case of crops, consideration is given to projected yields and prices from each commodity. The interest rate is normally floating based on the prime rate as published in The Wall Street Journal, plus a negotiated margin. Because such loans are made to finance a farm or ranch's annual operations, they are written on a one-year review and renewable basis. The renewal is dependent upon the prior year's performance and the forthcoming year's projections as well as the overall financial strength of the borrower. The Bank carefully monitors these loans and related variance reports on income and expenses compared to budget estimates. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.


In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the expected operating results as well as the value of collateral used to secure the loans. Collateral generally consists of cash crops produced by the farm, such as grains, fruit, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa or livestock. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Bank may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

The Bank also originates loans to finance the purchase of farm equipment. Loans to purchase farm equipment are made for terms of up to seven years. The Bank also originates agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in the Bank's market area, and generally only made to service the needs of the Bank's existing customers. Loans are written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from five to 20 years. Such loans have interest rates that generally adjust at least every five years based typically upon a U.S. Treasury index plus a negotiated margin. Fixed-rate loans are granted on terms generally not to exceed five years with rates established at inception based on margins set above the current five-year U.S. Treasury Note or another generally accepted index. In originating agricultural real estate loans, the Bank considers the debt service coverage of the borrower's cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower's past performance with the Bank and/or market area. Such loans normally are not made to start-up businesses but are generally reserved for existing customers with substantial equity and a proven history.

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

Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. While consumer lending has traditionally been a small part of the Bank's business with loans made primarily to accommodate its existing customer base, it has received renewed emphasis in 2003 and management anticipates increased activity in future periods. Nonetheless, consumer loans declined in the past year, largely as a result of accelerated prepayments in the current very low interest rate environment. At December 31, 2003, the Company had $35.9 million, or 2.1% of its loans receivable, in outstanding consumer related loans.

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

Loan officers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers. While commercial loan officers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of the Bank or the Company.

Consumer loans are originated through various marketing efforts directed primarily toward existing deposit and loan customers of the Bank. Consumer loan applications may be processed at branch locations or by administrative personnel at the Bank's main office.

Loan Originations, Sales and Purchases

While the Bank originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. For the years ended December 31, 2003, 2002 and 2001, the Bank originated loans, net of repayments, of $722.1 million, $368.6 million and $346.3 million, respectively.

In recent years, the Bank generally has sold most of its newly originated fixed-rate one- to four-family residential mortgage loans and a portion of its Small Business Administration (SBA) guaranteed loans to secondary market purchasers as part of its interest rate risk management strategy. Proceeds from sales of loans by the Company for the years ended December 31, 2003, 2002 and 2001, totaled $572.2 million, $457.7 million and $270.3 million, respectively. Sales of loans generally are beneficial to the Bank because these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. All loans are sold without recourse. See "Loan Servicing." At December 31, 2003, the Company had $15.9 million in loans held for sale.


The Bank purchases whole loans and loan participation interests primarily during periods of reduced loan demand in its primary market area. Any such purchases are made consistent with the Bank's underwriting standards; however, the loans may be located outside of the Bank's normal lending area. During the years ended December 31, 2003, 2002 and 2001, the Bank purchased $34.5 million, $52.0 million and $4.9 million, respectively, of loans and loan participation interests.

Loan Servicing

The Bank receives fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At December 31, 2003, the Bank was servicing $278.2 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. In addition to earning fee income, the Bank retains certain amounts in escrow for the benefit of the lender for which the Bank incurs no interest expense but is able to invest the funds into earning assets. At December 31, 2003, the Bank held $3.8 million in escrow for its portfolio of loans serviced for others. The loan servicing portfolio at December 31, 2003 was composed primarily of $220.5 million of Freddie Mac mortgage loans, $5.0 million of Fannie Mae mortgage loans, and $16.9 million of Oregon Housing Division loans. The remaining balance of the loan servicing portfolio at December 31, 2003 consisted of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington and Oregon. For the year ended December 31, 2003, $1.1 million of loan servicing fees, net of $1.0 million of servicing rights amortization, was recognized in operations.

Mortgage Servicing Rights: The Bank records mortgage servicing rights (MSRs) with respect to loans it originates and sells in the secondary market on a servicing-retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2003, 2002 and 2001, the Company capitalized $1,576,000, $1,046,000 and $107,000, respectively, of MSRs relating to loans sold with servicing retained. No MSRs were purchased in those periods. Amortization of MSRs for the years ended December 31, 2003, 2002 and 2001, was $1,021,000, $686,000 and $574,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2003, MSRs were carried at a value of $1,976,000, net of amortization.

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

For additional information with respect to asset quality and non-performing loans, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2003 and 2002-Asset Quality," and Table 10 contained therein.

Allowance for Loan Losses: In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines. The Company increases its allowance for loan losses by charging provisions for possible loan losses against the Company's income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.

At December 31, 2003, the Company had an allowance for loan losses of $26.1 million, which represented 1.53% of net loans and 92% of non-performing loans compared to 1.69% and 74%, respectively, at December 31, 2002. For additional information concerning the Company's allowance for loan losses, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Results of Operations for the Years ended December 31, 2003 and 2002-Provision and Allowance for Loan Losses," and Tables 11 and 12 contained therein.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions. The investment policies of the Bank are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Bank's policies generally limit


investments to U.S. Government and government agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities includes those issued or guaranteed by FHLMC, FNMA, Government National Mortgage Association (GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher, as well as collateralized mortgage obligations (CMOs). A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Bank's investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's earning performance and/or market value.

At December 31, 2003, the Company's consolidated investment portfolio totaled $702.2 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of FNMA and FHLMC. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Bank's loan originations, deposits and other activities. During the year ended December 31, 2003, investments and securities increased by $267.7 million. Holdings of mortgage-backed securities increased $146.0 million to $415.2 million, and U.S. Treasury and agency obligations increased $69.4 million to $161.3 million. Ownership of corporate and other securities increased $36.2 million to $82.0 million. Municipal bonds increased $16.1 million to $43.7 million.

The Company invests significantly in mortgage-backed securities. The Company's mortgage-backed securities investments generally are collateralized by loans on one- to four-family residential real estate. The average life of a mortgage-backed security is usually less than its stated maturity due to principal amortization and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgage loans exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgage loans or mortgage-backed securities underlying CMOs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. At December 31, 2003, the Company held CMOs with a net carrying value of $246.0 million, including $98.6 million of privately-issued CMOs.

For detailed information on the Company's investment securities, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2003 and 2002-Investments," and Tables 1, 2, 3, and 4 contained therein.

Off-Balance-Sheet Derivatives: Derivatives include "off-balance-sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company and the Bank generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, the Bank issues "rate lock" commitments to borrowers and obtains offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended. Accordingly, on December 31, 2003, the Company recorded an asset of $26,000 and a liability of $19,000, representing the estimated market value of those commitments. On December 31, 2003, the Company and the Bank had no other investment related off-balance-sheet derivatives.

Deposit Activities and Other Sources of Funds

General: Deposits, FHLB advances (or borrowings) and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced by general economic, interest rate and money market conditions and may vary significantly. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes, including funding loans and investments.

The Bank competes with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.

Deposit Accounts: Deposits generally are attracted from within the Bank's primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and


customer preferences and concerns. At December 31, 2003, the Bank had $1.671 billion of deposits, including $689.9 million of transaction and savings accounts and $981.0 million in time deposits. For additional information concerning the Bank's deposit accounts, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2003 and 2002-Deposit Accounts." See also Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts offered by the Bank, and Table 8, which sets forth the amount of the Bank's certificates of deposit greater then $100,000 by time remaining until maturity as of December 31, 2003.

Borrowings: While deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also uses borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage its capital position. The FHLB-Seattle serves as the Bank's primary borrowing source. The FHLB-Seattle provides credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2003, the Bank had $612.6 million of combined borrowings from the FHLB-Seattle at a weighted average rate of 3.39%. At that date, the Bank had been authorized by the FHLB-Seattle to borrow up to $695.0 million under a blanket floating lien security agreement. The Bank also has access to additional short-term funds through a $26.0 million commercial bank credit line. At December 31, 2003, the Bank had no short-term funds borrowed on this commercial banking credit line. For additional information concerning the Company's borrowings from the FHLB-Seattle, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2003 and 2002-Borrowings," Table 9 contained therein, and Note 12 of the Notes to the Consolidated Financial Statements.

The Bank issues retail repurchase agreements, generally due within 90 days, as an additional source of funds. At December 31, 2003, the Bank had issued retail repurchase agreements totaling $17.4 million, with a weighted average interest rate of 1.92%, which were secured by a pledge of certain FNMA, GNMA and FHLMC mortgage-backed securities with a market value of $22.0 million.

The Bank also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds Bank securities while the Bank continues to receive the principal and interest payments from the security. The Bank's outstanding borrowings at December 31, 2003 under wholesale repurchase agreements totaled $52.0 million, with a weighted average rate of 1.16%, and were collateralized by mortgage-backed securities with a fair value of $55.5 million.

In addition to borrowings at the Bank, the Company has generated funding by issuing $55 million of Trust Preferred Securities (TPS). The TPS were issued in 2002 and 2003 by special purpose business trusts owned by the Company and were sold to pooled investment vehicles sponsored and marketed by investment banking firms. The TPS have been recorded as liabilities on the Company's statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments and Significant Events," and Note 13 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

For additional information about deposits and other sources of funds, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," and Notes 11, 12 and 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

Personnel

As of December 31, 2003, the Bank and its subsidiaries had 656 full-time and 85 part-time employees. The Company has no employees except for those who are also employees of the Bank and its subsidiaries. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Taxation

Federal Taxation

General: For tax reporting purposes, the Company and the Bank report their income on a calendar year basis using the accrual method of accounting and file consolidated income tax returns. The Company and the Bank are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank. Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information concerning the income taxes payable by the Company.

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


The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances was approximately $5.3 million at December 31, 2003. As a result of the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

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

State Taxation

Washington Taxation: The Company and the Bank are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to such tax. The Company's B&O tax expense was $1.0 million, $943,000 and $1.1 million for the three years ended December 31, 2003, 2002 and 2001, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax. The Company's operations in those states resulted in corporate income taxes of approximately $223,000, $108,000 and $320,000 (net of federal tax benefit) for the three years ended December 31, 2003, 2002 and 2001, respectively. As the Company's operations in these states increase, the state income tax provision will have an increasing effect on the Company's effective tax rate and results of operations.

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

Competition for loans comes principally from other commercial banks, loan brokers, mortgage banking companies, savings banks and credit unions. The competition for loans is intense as a result of the large number of institutions competing in the Bank's market areas. The Bank competes for loans primarily through offering competitive rates and fees and providing timely decisions and excellent service to borrowers.


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

Since 1997, the premium schedule for BIF and SAIF insured institutions has ranged from zero to 27 basis points. In recent years, the Bank has not been required to make any premium payments to the FDIC. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the fourth quarter of 2003, the annualized rate was 1.52 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

At December 31, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Capital Requirements: FDIC regulations recognize two types or tiers of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital,


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

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight-0%, 20%, 50% or 100%-based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

Standards for Safety and Soundness: The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions (Guidelines) relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, it may require the Bank to submit to the FDIC an acceptable plan to achieve compliance with the standard. The Company believes that at December 31, 2003, the Bank meets all such standards.

Federal Reserve System: The Federal Reserve Board requires, under Regulation D, reserves on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $45.4 million ($42.1 million for the year ended December 31, 2003) of transaction accounts, of which the first $6.0 million is exempt, and 10% of the remainder. Currently there is no reserve requirement on nonpersonal time deposits. As of December 31, 2003, the Bank met its reserve requirements.

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


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

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 2003, the Company's total risk-based capital was 12.77% of risk-weighted assets and its Tier 1 (core) capital was 11.48% of risk-weighted assets.


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

At its July 2003 meeting, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over a twelve-month period. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. During the year ended December 31, 2003, the Company repurchased 19,831 shares of its common stock, at an average price of $23.97 per share, compared to the repurchase of 422,844 shares of common stock under the prior plan during the comparable prior year period at an average price of $19.84 per share.

The USA PATRIOT Act: In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements:

(a)

Financial institutions must establish anti-money laundering programs that include: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

(b)

Financial institutions must implement a risk-based customer identification program in connection with opening new accounts. The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists and notice to customers.

(c)

Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

(d)

Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain record-keeping obligations with respect to correspondent accounts of foreign banks.

(e)	Bank regulators must consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Bank's policies and procedures have been updated to reflect the requirements of the USA PATRIOT Act. No significant changes in its business or customer practices were required as a result of the implementation of these requirements.

Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (SEC), under the Securities Exchange Act of 1934 (Exchange Act).

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.


The Sarbanes-Oxley Act addresses, among other matters:

(a)	audit committees;

(b)	certification of financial statements by the chief executive officer and the chief financial officer;

(c)

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officer in the twelve-month period following initial publication of any financial statements that later require restatement;

(d)	a prohibition on insider trading during pension plan black out periods;

(e)	disclosure of off-balance-sheet transactions;

(f)	a prohibition on personal loans to directors and officers;

(g)	expedited filing requirements for Form 4s;

(h)	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

(i)	"real time" filing of periodic reports;

(j)	the formation of a public accounting oversight board;

(k)	auditor independence; and

(l)	various increased criminal penalties for violations of securities laws.


Management Personnel

Executive Officers

The following table sets forth information with respect to the executive officers of the Company and the Bank as of December 31, 2003.

Name	Age	Position with Company	Position with Bank
D. Michael Jones	61	President, Chief Executive Officer, Director	President, Chief Executive Officer, Director

Gary Sirmon	60	Chairman of the Board, Director	Chairman of the Board, Director

Jesse G. Foster	65	Vice Chairman of the Board, Director	Vice Chairman of the Board, Director

Lloyd W. Baker	55	Executive Vice President, Chief Financial Officer	Executive Vice President, Chief Financial Officer

Michael K. Larsen	61	Executive Vice President, Real Estate Lending	Executive Vice President, Real Estate Lending

Cynthia D. Purcell	46	Executive Vice President, Bank Operations	Executive Vice President, Bank Operations

Richard B. Barton	60	Executive Vice President, Chief Credit Officer	Executive Vice President, Chief Credit Officer

Paul E. Folz	49	Executive Vice President, Community Banking	Executive Vice President, Community Banking

John R. Neill	55	Executive Vice President, Corporate Lending	Executive Vice President, Corporate Lending

Douglas M. Bennett	51	Executive Vice President, Real Estate Lending Operations	Executive Vice President, Real Estate Lending Operations

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

Jesse G. Foster was formerly the Chief Executive Officer, President and a Director of Inland Empire Bank (now Banner Bank), which he joined in 1962.

Lloyd W. Baker joined First Savings Bank of Washington (now Banner Bank) in 1995 as Asset/Liability Manager and has served as its Chief Financial Officer since 2000. His banking career began in 1972.

Michael K. Larsen joined First Savings Bank of Washington (now Banner Bank) in 1981 and has been the Bank's senior real estate lending officer since 1982.

Cynthia D. Purcell was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981.

Richard B. Barton joined Banner Bank in 2002. Mr. Barton's banking career began in 1972 with Seafirst Bank and Bank of America, where he served in a variety of commercial lending and credit risk management positions. In his last positions before joining Banner, he served as the senior real estate risk management executive for the Pacific Northwest and as the credit risk management executive for the west coast home builder divisions.


Paul E. Folz joined Banner Bank in 2002. Mr. Folz, who has 26 years of commercial lending experience, served in his last position before joining Banner Bank as Washington Mutual's Senior Vice President for new market planning and development, where he spearheaded the expansion of business banking into new markets. Prior to that position, he served from 1989 as Washington Mutual's Senior Vice President in charge of commercial banking operations in the state of Oregon.

John R. Neill joined Banner Bank in 2002. Mr. Neill, who has over 25 years of commercial banking and community development experience, began his banking career with Seafirst Bank in 1975. From 1995 until he joined Banner Bank, he served as Senior Vice President and Senior Client Manager for Bank of America's central Washington commercial banking division.

Douglas M. Bennett, who joined Banner Bank in 1974, has nearly 30 years of experience in real estate lending.

Available Information

The Company's website is www.bannerbank.com. The website contains a link to the Company's filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments. Copies of these filing are available as soon as reasonably practicable.

Item 2 - Properties

The Company's home office, which is owned by the Company, is located in Walla Walla, Washington. As of December 31, 2003 the Bank has, in total, 42 branch offices located in Washington, Oregon and Idaho. These offices are located in the cities of Walla Walla (4), Kennewick (2), Richland, Pasco, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee, Dayton, Bellingham, Ferndale, Lynden, Blaine, Point Roberts, Spokane (2), Woodinville, Bothell, Everett, Kirkland, Bellevue, Redmond, Renton and Seattle (2), Washington; Hermiston, Pendleton (2), Umatilla, Boardman, Stanfield and Lake Oswego, Oregon; and Lewiston (2), Idaho. Of these offices, 19 are owned by the Company and 23 are leased. The leases expire from 2003 through 2023. In addition to these branch offices, the Bank has nine leased loan production offices in Bellevue, Puyallup, Kennewick, Spokane, Moses Lake, Bellingham and Oak Harbor, Washington and Lake Oswego and Condon, Oregon, and it leases administrative offices in Walla Walla (2), Bothell and Woodinville, Washington. Community Financial Corporation (CFC), the wholly owned subsidiary of the Bank, located in Lake Oswego, Oregon, leases space to operate its two loan production offices in Lake Oswego, Oregon and Vancouver, Washington. The leases expire from 2003 through 2023. The Company's net investment in its offices, premises, equipment and leaseholds was $22.8 million at December 31, 2003.

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

None


Part II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Stock Listing

The Company's common stock is traded over-the-counter on The Nasdaq Stock Market® under the symbol "BANR" and newspaper stock tables list the Company as "Banner Corp." Stockholders of record at December 31, 2003 totaled 982. This total does not reflect the number of persons or entitles who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low closing sale prices of the Company's common stock for the years ended December 31, 2003, 2002 and 2001.

Year Ended December 31, 2003
	High	Low	Cash Dividend Declared
First quarter	$18.94	$15.27	$0.15
Second quarter	21.99	15.37	0.15
Third quarter	21.79	19.60	0.15
Fourth quarter	25.67	20.90	0.16

Year Ended December 31, 2002
	High	Low	Cash Dividend Declared
First quarter	$22.01	$16.96	$0.15
Second quarter	24.75	21.28	0.15
Third quarter	23.55	15.32	0.15
Fourth quarter	20.60	16.85	0.15

Year Ended December 31, 2001
	High	Low	Cash Dividend Declared
First quarter	$17.00	$15.06	$0.14
Second quarter	23.10	16.00	0.14
Third quarter	22.90	15.15	0.14
Fourth quarter	20.08	15.85	0.14


Item 6 - Selected Consolidated Financial and Other Data

During May 1999, the Company announced its decision to change its fiscal year end from March 31 to December 31 beginning with the period ended on December 31, 1999. The information presented for the twelve months ended December 31, 1999 is for comparative purposes only and has not been subjected to a financial audit. These tables set forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. This information is derived from and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto presented elsewhere in this or prior filings.

FINANCIAL CONDITION DATA:
	At December 31
(In thousands)	2003	2002	2001	2000	1999

Total assets	$2,635,313	$2,263,172	$2,087,094	$1,982,831	$1,820,110
Loans receivable, net	1,700,865	1,546,927	1,575,425	1,471,769	1,308,164
Cash and securities (1)	779,472	567,385	384,403	393,871	406,886
Deposits	1,670,940	1,497,778	1,295,811	1,192,715	1,078,152
Borrowings	738,699	546,945	578,697	581,636	548,179
Stockholders' equity	202,800	190,377	192,340	193,795	179,173
Shares outstanding excluding unearned, restricted shares held in ESOP	11,039	10,791	11,057	11,372	11,591

OPERATING DATA:
	For the Years Ended December 31

(In thousands)	2003	2002	2001	2000	1999
					(unaudited)
Interest income	$140,441	$144,276	$157,666	$158,298	$131,502
Interest expense	59,848	65,969	85,944	89,594	69,360
Net interest income	80,593	78,307	71,722	68,704	62,142
Provision for loan losses	7,300	21,000	13,959	2,867	2,516
Net interest income after provision for loan losses	73,293	57,307	57,763	65,837	59,626

Gains from sale of:
Loans	9,447	6,695	4,575	2,517	1,989
Securities	63	27	687	63	6
Other operating income	10,071	9,155	8,203	6,671	5,617
Other operating expenses	69,876	60,445	59,636	46,502	39,873

Income before provision for income taxes	22,998	12,739	11,592	28,586	27,365
Provision for income taxes	6,891	3,479	4,142	10,238	10,467

Net income	$16,107	$9,260	$7,450	$18,348	$16,898

PER SHARE DATA: (2)
	At or for the Years Ended December 31

	2003	2002	2001	2000	1999
					(unaudited)
Net income:
Basic	$1.49	$0.85	$0.67	$1.62	$1.46
Diluted	1.44	0.82	0.64	1.60	1.41
Stockholders' equity (3)	18.37	17.64	17.40	17.04	15.46
Cash dividends	0.61	0.60	0.56	0.52	0.44
Dividend payout ratio (diluted)	42.36%	73.17%	87.50%	32.63%	30.92%

(footnotes follow tables)


KEY FINANCIAL RATIOS: (4)

	At or For the Years Ended December 31
	2003	2002	2001	2000	1999
					(unaudited)
Performance Ratios:
Return on average assets (5)	0.66%	0.43%	0.36%	0.95%	1.00%
Return on average equity (6)	8.21	4.71	3.78	9.96	9.38
Average equity to average assets	8.03	9.13	9.64	9.58	10.65
Interest rate spread (7)	3.47	3.80	3.52	3.49	3.63
Net interest margin (8)	3.53	3.91	3.73	3.77	3.90
Non-interest income to average assets	0.80	0.74	0.66	0.48	0.45
Non-interest expense to average assets	2.86	2.81	2.92	2.42	2.36
Efficiency ratio (9)	69.75	64.18	70.01	59.65	57.16
Average interest-earning assets to interest- bearing liabilities	102.31	103.14	104.89	105.67	106.27

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.51	1.69	1.10	1.03	1.02
Net charge-offs as a percent of average outstanding loans during the period	0.47	0.78	0.75	0.06	0.10
Non-performing assets as a percent of total assets	1.20	1.86	1.01	0.59	0.48
Ratio of allowance for loan losses to non-performing loans (10)	0.92	0.74	0.97	1.83	2.67

Consolidated Capital Ratios:
Total capital to risk-weighted assets	12.77	12.96	11.57	12.29	12.79
Tier 1 capital to risk-weighted assets	11.48	11.66	10.36	11.14	11.71
Tier 1 leverage capital to average assets	8.73	8.77	7.71	8.25	8.39

(1)	Includes securities available for sale and held to maturity.
(2)	Per share data have been adjusted for the 10% stock dividend paid in November 2000.
(3)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(4)	Ratios are annualized
(5)	Net income divided by average assets
(6)	Net income divided by average equity
(7)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8)	Net interest income before provision for loan losses as a percent of average interest-earning assets.
(9)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(10)	Non-performing loans consist of nonaccrual and 90 days past due loans.

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

General

Banner Corporation, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and, as of December 31, 2003, its 42 branch offices and nine loan production offices located in 20 counties in Washington, Idaho and Oregon.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of BANR's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, BANR's net interest income increased for the year ended December 31, 2003 compared to the prior year, reflecting a growth in interest-bearing assets and liabilities and despite a net interest margin decrease of 38 basis points. BANR's net income also is significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and mortgage banking operations, as well as its non-interest operating expenses and income tax provisions. The provision for loan losses decreased very significantly for the year ended December 31, 2003, compared to the prior year, by an amount of $13.7 million. As explained more fully below, this decrease reflects the meaningful reduction in non-performing loans in the current year compared to the prior year when a substantially larger loss provision was required as a result of a high level of non-performing loans and net-charge offs and in recognition of the weak economic conditions which existed in some of the Puget Sound market areas serviced by the Company. Other operating income increased significantly for the year ended December 31, 2003, largely as a result of a higher level of mortgage banking activity and the resulting gain on the sale of loans, increased deposit fees and service charges and increased investment in bank-owned life insurance. Other operating expenses also increased for the year ended December 31, 2003, compared to the year earlier amount, reflecting the continued growth of the Company, as detailed below in the Comparison of Financial Condition and Operating Results sections of this report.

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

Recent Developments and Significant Events

Sale of $55 Million of Trust Preferred Securities: During fiscal 2002, the Company completed the issuance of $40 million of trust preferred securities (TPS) in two private placements: $25 million in April 2002 and $15 million in December 2002. On September 25, 2003, the Company completed the issuance of an additional $15 million of TPS, also in private placement. The TPS were issued by special purpose business trusts owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The TPS have been recorded as a liability on the statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. A portion of the proceeds from these offerings was used to augment the Bank's capital with the remainder expected to be used primarily to fund growth, including acquisitions. Remaining proceeds may also be used to fund the Company's stock repurchase program and for other general corporate purposes as necessary.

Under the terms of the transactions, the TPS have maturities of 30 years and are redeemable after five years with certain exceptions. The holders of the TPS are entitled to receive cumulative cash distributions at a variable annual rate. The initial issue, of $25 million, has a current interest rate of 4.92%, which is reset semi-annually to equal six-month LIBOR plus 3.70%. The second issue, of $15 million, has a current rate of 4.47%, which is reset quarterly to equal three-month LIBOR plus 3.35%. The third issue, also $15 million, has a current rate of 4.02%, which is reset quarterly to equal three-month LIBOR plus 2.90%.


Acquisition of Oregon Business Bank: On January 1, 2002, the Company, through its subsidiary Banner Bank, completed the acquisition of Oregon Business Bank (OBB), which was headquartered in Lake Oswego, Oregon, a suburb of Portland, Oregon. The Bank paid $10.1 million in cash for all the outstanding common shares of OBB. As a result of the merger of OBB into the Bank, OBB operates as a division of the Bank. The acquisition was accounted for as a purchase and resulted in the recording of $4.8 million of costs in excess of the fair value of OBB's net assets acquired (goodwill). In addition, an estimated $714,000 of core deposit intangibles was recorded, which is being amortized on an accelerated basis over a five-year period resulting in a first-year charge to earnings of $255,000 and a 2003 charge to earnings of $199,000. OBB was an Oregon state-chartered commercial bank which had, before recording of purchase accounting adjustments, approximately $38.9 million in total assets, $33.1 million in loans, $33.2 million in deposits, and $4.7 million in shareholders' equity at December 31, 2001. OBB operated one full service branch in Lake Oswego, Oregon. In November 2002, the Bank opened a commercial lending office, also in Lake Oswego, and relocated the OBB lending operation into that office. The Company currently has approval for a second Portland area full service office which is under construction and anticipated to open in late March 2004 and has acquired a site for a third full service office in the Portland area anticipated to open later in 2004.

Idaho Expansion: On March 4, 2004, the Company announced its intention to enter the southwestern Idaho market, including Boise and Twin Falls. The Company plans initially to operate commercial lending centers in the area and has hired a group of eleven well known, experienced Idaho commercial bankers to lead the Company's expansion efforts.

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

Accounting Standards Recently Adopted: The following paragraphs address those recently adopted accounting standards which have had a material effect on the Company's financial statements. For additional information regarding recently adopted accounting standards, see Notes 2, 3 & 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

In January 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which applies to all acquired intangible assets whether acquired singly, as part of a group or in a business combination. This statement requires that goodwill not be amortized; however, goodwill for each reporting unit must be evaluated for impairment on at least an annual basis. This statement also provides standards for financial statement disclosures of goodwill and other intangible assets and related impairment losses. The adoption of this statement has had a material impact on the Company's results of operation. Goodwill is no longer being amortized, reducing the current period operating expenses by $3.2 million a year, with a corresponding increase in net income. The Company performed its initial assessment of goodwill impairment during the second quarter of 2002 and annual reviews during the fourth quarter of 2002 and 2003 and has determined that its goodwill is not impaired.

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46, Consolidation of Certain Variable Interest Entities-An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a Variable Interest Entity (VIE), more commonly referred to as a special purpose entity or SPE. The adoption of FIN 46 resulted in the deconsolidation of the special purpose business trusts effective December 31, 2003. This deconsolidation increased the Bank's held-to-maturity equity investments and related borrowings by $1.7 million.

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

Comparison of Financial Condition at December 31, 2003 and 2002

General: Total assets increased $372.1 million, or 16.4%, from $2.263 billion at December 31, 2002, to $2.635 billion at December 31, 2003. The growth largely resulted from an increase in securities and growth in the loan portfolio and was funded primarily by deposit growth and increased borrowings. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $154.0 million, or 10.0%, from $1.547 billion at December 31, 2002, to $1.701 billion at December 31, 2003. Despite decreases of $49.0 million in one- to four-family residential mortgages and $3.3 million in consumer loans as a result of accelerated prepayment in the current low interest rate environment, the loan portfolio experienced net growth, including an increase of $76.9 million in mortgages secured by


commercial real estate loans, an increase of $16.7 million in multifamily real estate loans, an increase of $59.4 million in construction and land loans and an increase of $52.7 million in non-mortgage commercial and agricultural business loans. These increased balances reflect the Company's continuing effort to increase the portion of its loans invested in commercial real estate, construction, land development, and commercial business and agricultural loans. While these loans are inherently of higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with borrowers than most residential mortgages. Securities available for sale and held to maturity increased $267.7 million, or 61.6%, from $434.5 million at December 31, 2002, to $702.2 million at December 31, 2003, as a result of additional investing. FHLB stock increased $1.9 million as a result of dividends paid by the FHLB in the form of additional shares of stock. By contrast, real estate owned held for sale decreased by $3.1 million as the Company was successful in liquidating certain foreclosed properties. The Company's investment in property and equipment increased $2.1 million, reflecting additional locations as well as enhancements to equipment and software capabilities. Bank-owned life insurance increased $1.9 million from growth in the cash surrender value of existing policies. Other assets increased $4.7 million largely as a result of the Company recording a $5 million commitment to invest in limited partnerships focused on providing affordable housing for low and moderate income families. The increase in assets was funded primarily by a growth in deposits and borrowings. Asset growth was also funded by the issuance of an additional $15 million of trust preferred securities and net income from operations. Deposits grew $173.2 million, or 11.6%, from $1.498 billion at December 31, 2002, to $1.671 billion at December 31, 2003. Non-interest-bearing deposits increased $5.2 million, or 2.6%, while interest-bearing deposits increased by $168.0 million, or 13.0%, from the prior year-end amounts. This asset growth reflects the strong deposit growth in the market areas where the Company operates, as well as the additional locations opened in the past two years. FHLB advances increased $146.8 million, from $465.7 million at December 31, 2002, to $612.6 million at December 31, 2003. Other borrowings, primarily reverse repurchase agreements with securities dealers, increased $28.2 million, from $41.2 million at December 31, 2002 to $69.4 million at December 31, 2003, and trust preferred securities increased to $56.7 million from $40.0 million a year earlier.

Investments: At December 31, 2003, the Company's consolidated investment portfolio totaled $702.2 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and FHLMC stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in the Bank's loan origination, deposit and other activities. During the year ended December 31, 2003, investments and securities increased by $267.7 million. Holdings of mortgage-backed securities increased $146.0 million and U.S. Treasury and agency obligations increased $69.4 million. Ownership of corporate and other securities increased $36.2 million and municipal bonds increased $16.1 million.

Mortgage-Backed Obligations: At December 31, 2003, the Company's net mortgage-backed securities including CMOs totaled $415.2 million, or 59.1% of the consolidated investment portfolio and 15.8% of total assets. The Company held CMOs with a net carrying value of $246.0 million. The estimated fair value of the mortgage-backed securities at December 31, 2003 was $415.2 million, which is $4.0 million greater than the amortized cost of $411.2 million. At December 31, 2003, the Company's portfolio of mortgage-backed securities had a weighted average coupon rate of 4.97%. At that date, 74.7% of the mortgage-backed securities were fixed-rate and 25.3% were adjustable-rate. The estimated weighted average remaining life of the portfolio was 5.8 years based on the latest three months' "constant prepayment rate" (CPR) or the most recent CPR if less than three months' history was available.

Municipal Bonds: The Company's tax-exempt municipal bond portfolio, which at December 31, 2003 totaled $38.6 million at estimated fair value ($38.1 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington and Oregon. At December 31, 2003, general obligation bonds and revenue bonds had total estimated fair values of $23.6 million and $15.0 million, respectively. The Company also had taxable bonds in its municipal bond portfolio, which at December 31, 2003 totaled $5.2 million at estimated fair value ($4.9 million at amortized cost). This taxable municipal bond portfolio consisted of general obligation bonds and revenue bonds with estimated fair values of $2.3 million and $2.9 million, respectively. Many of the Company's qualifying municipal bonds are not rated by a nationally recognized credit rating agency (e.g., Moody's or Standard and Poor's) due to the smaller size of the total issuance. At December 31, 2003, the Company's municipal bond portfolio had a weighted average maturity of approximately 13.8 years, an average coupon rate of 5.26% and an average taxable equivalent yield of 7.16%. The largest principal balance of any security in the municipal portfolio was a general obligation bond issued by the Public Hospital District No. 1, Columbia and Walla Walla Counties, Washington, with an amortized cost of $5.8 million and a fair value of $5.8 million.

Corporate Bonds: The Company's corporate bond portfolio, which totaled $77.5 million at fair value ($75.9 million at amortized cost) at December 31, 2003, was composed principally of short- and intermediate-term fixed- and adjustable-rate securities issued by automobile and other finance companies and long-term fixed- and adjustable-rate capital securities issued by financial institutions. At December 31, 2003, the portfolio had a weighted average maturity of 18.3 years and a weighted average coupon rate of 4.98%.

U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $161.3 million ($163.4 million at amortized cost) at December 31, 2003, a weighted average maturity of 4.5 years and a weighted average coupon rate of 3.36%. Most of the U.S. Government and agency obligations owned by the Company include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity. Certain securities also include step-rate features which provide for increases in the coupon rate at future dates if the security is not called.


The following tables set forth certain information regarding carrying values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as available for sale, carried at estimated fair market value, and held to maturity, carried at amortized cost (dollars in thousands):

Table 1: Securities Available for Sale
	At December 31
	2003		2002		2001		2000
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government Treasury and agency obligations	$161,341	23.90%	$91,914	21.83%	$51,285	16.99%	$61,425	19.89%
Municipal bonds:
Taxable	5,132	0.76	5,404	1.28	5,173	1.71	5,115	1.66
Tax exempt	20,588	3.05	18,383	4.36	21,569	7.15	25,773	8.35
Corporate bonds	69,511	10.30	34,708	8.24	14,827	4.91	20,435	6.62
Mortgage-backed or related securities:
Mortgage-backed securities
GNMA	14,086	2.09	27,729	6.58	37,903	12.56	16,642	5.39
FHLMC	63,783	9.45	38,166	9.06	1,544	0.51	3,044	0.98
FNMA	82,784	12.27	21,148	5.02	17,888	5.93	5,365	1.74
Other	7,968	1.19	8,000	1.90	8,000	2.65	--	--
Total mortgage- backed securities	168,621	24.99	95,043	37.10	65,335	21.65	25,051	8.11

Mortgage-related securities
CMOs-agency backed	147,441	21.84	102,992	24.45	94,184	31.21	111,963	36.26
CMOs-non-agency	98,564	14.60	69,967	16.62	45,916	15.21	55,067	17.83
Total mortgage- related securities	246,005	36.44	172,959	41.07	140,100	46.42	167,030	54.09
Total	414,626	61.43	268,002	78.17	205,435	68.07	192,081	62.20

Equity securities	3,744	0.56	2,811	0.66	3,558	1.17	3,969	1.28

Total securities available for sale	$674,942	100.00%	$421,222	100.00%	$301,847	100.00%	$308,798	100.00%

Table 2: Securities Held to Maturity
Municipal bonds:
Taxable	$104	0.38%	$1,103	8.32%	$1,100	7.42%	$997	5.63%
Tax exempt	17,890	65.70	2,724	20.55	2,104	14.19	2,438	13.76
Corporate bonds	7,000	25.71	7,000	52.83	7,000	47.21	7,000	39.51
Mortgage-backed securities:
FHLMC certificates	216	0.79	676	5.10	1,062	7.16	1,992	11.24
FNMA certificates	319	1.17	475	3.58	688	4.64	--	--
Total mortgage-backed securities	535	1.96	1,151	8.68	1,750	7.39	1,992	11.24

Asset-backed securities	--	--	1,275	9.62	2,874	19.38	5,290	29.86
Common capital securities issued by unconsolidated financing subsidiary of the Company	1,703	6.25
Total	$27,232	100.00%	$13,253	100.00%	$14,828	100.00%	$17,717	100.00%
Estimated market value	$28,402		$13,414		$14,902		$18,269


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available for sale (dollars in thousands):

Table 3: Securities-Available for Sale-Maturity/Repricing and Rates

	Available for Sale at December 31, 2003

One Year or Less			Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
Carrying Value		Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government Treasury and agency obligations:
Fixed-rate	$5,112	4.08%	$118,652	3.35%	$7,697	4.24%	$--	--%	$--	--%	$131,461	3.43%
Adjustable- rate	9,868	2.75	20,012	3.20	--	--	--	--	--	--	29,880	3.05
	14,980	3.20	138,664	3.33	7,697	4.24	--	--	--	--	161,341	3.36

Municipal bonds:
Taxable	665	6.70	1,470	6.56	1,735	7.57	1,038	8.13	224	5.05	5,132	7.17
Tax exempt	3,893	6.64	3,752	4.29	5,663	4.48	4,398	3.94	2,882	5.32	20,588	4.86
	4,558	6.65	5,222	4.93	7,398	5.20	5,436	4.74	3,106	5.30	25,720	5.32
Corporate bonds:
Fixed-rate	--	--	15,844	5.27	--	--	--	--	5,965	7.26	21,809	5.81
Adjustable- rate	42,732	2.96	4,970	5.70	--	--	--	--	--	--	47,702	3.25
	42,732	2.96	20,814	5.37	--	--	--	--	5,965	7.26	69,511	4.05

Mortgage-backed obligations:
Fixed-rate	--	--	60	8.51	35,863	4.13	30,809	5.12	40,583	5.45	107,315	4.92
Adjustable- rate	9,595	2.52	236	3.79	51,475	4.45	--	--	--	--	61,306	4.15
	9,595	2.52	296	4.75	87,338	4.32	30,809	5.12	40,583	5.45	168,621	4.64
Mortgage-related obligations:
Fixed-rate	--	--	--	--	--	--	117,630	4.17	84,757	3.89	202,387	4.05
Adjustable- rate	33,675	4.67	--	--	9,943	4.67	--	--	--	--	43,618	4.67
	33,675	4.67	--	--	9,943	4.67	117,630	4.17	84,757	3.89	246,005	4.16
Total mortgage- backed or related obligations	43,270	4.19	296	4.75	97,281	4.35	148,439	4.37	125,340	4.40	414,626	4.35

Equity securities	3,744	7.60	--	--	--	--	--	--	--	--	3,744	7.60

Total securities available for sale-carrying value	$109,284	3.75	$164,996	3.58	$112,376	4.29	$153,875	4.33	$134,411	4.53	$674,942	4.09

Total securities available for sale-amortized cost	$107,451		$166,187		$111,825		$152,505		$132,065		$670,033


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities held to maturity (dollars in thousands):

Table 4: Securities-Held to Maturity-Maturity/Repricing and Rates
	Held to Maturity at December 31, 2003

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Municipal bonds:
Taxable	$--	--%	$--	--%	$104	9.63%	$--	--%	$--	--%	$104	9.63%
Tax exempt	--	--	463	4.82	1,417	3.63	8,899	4.09	7,111	5.36	17,890	4.58
	--	--	463	4.82	1,521	4.04	8,899	4.09	7,111	5.36	17,994	4.61
Corporate bonds:
Fixed-rate	--	--	--	--	--	--	--	--	7,000	10.36	7,000	10.36

Mortgage-backed obligations:
Fixed-rate	--	--	--	--	--	--	--	--	535	7.39	535	7.39

Other asset-backed securities:
Fixed-rate	--	--	--	--	--	--	--	--	--	--	--	--

Common capital securities issued by unconsolidated financing subsidiary of the Company:
Adjustable rate	1,703	4.57									1,703	4.57

Total securities held to maturity- carrying value	$1,703	4.57	$463	4.82	$1,521	4.04	$8,899	4.09	$14,646	7.82	$27,232	6.14

Total securities held to maturity- amortized cost	$1,703		$487		$1,547		$8,980		$15,685		$28,402


Loans/Lending: The Company's net loan portfolio increased $153.9 million, or 10.0%, during the year ended December 31, 2003, compared to a decline of $28.5 million, or 1.8%, during the year ended December 31, 2002 and $103.7 million of growth in the year ended December 31, 2001. While the Company originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. During the past year, the exceptionally low level of market interest rates led to very strong demand for new real estate loans, including construction loans; however, the low rates also resulted in very high levels of prepayments on existing loans. For the years ended December 31, 2003, 2002 and 2001, the Company originated, net of repayments, $722.1 million, $368.6 million and $346.3 million of loans, respectively.

In recent years, the Company generally has sold most of its newly originated fixed-rate one- to four-family residential mortgage loans and a portion of its Small Business Administration (SBA) guaranteed loans to secondary market purchasers. Proceeds from sales of loans by the Company for the years ended December 31, 2003, 2002 and 2001 totaled $572.2 million, $457.7 million and $270.3 million, respectively. The Company sells loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing Portfolio" below. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Loans held for sale decreased to $15.9 million at December 31, 2003, compared to $39.4 million at December 31, 2002.

At various times, the Company also purchases whole loans and loan participation interests in loans. During the years ended December 31, 2003, 2002 and 2001, the Company purchased $34.5 million, $52.0 million and $4.9 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending: At December 31, 2003, $306.5 million, or 17.8% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences. The Bank and its subsidiary, CFC, are active originators of one- to four-family residential loans in communities where they have established offices in Washington, Oregon and Idaho. In the low interest rate environment of the past year, demand for residential loans was particularly strong and the Bank and CFC originated a combined total of $725.2 million of one- to four-family residential loans for the year. Despite this significant origination activity for the year ended December 31, 2003, loans on one- to four-family residences decreased by $49.0 million compared to a year earlier as very low interest rates led to accelerated prepayment activity and management chose to sell a substantial portion of new loans originated.

Construction and Land Lending: The Bank invests a significant proportion of its loan portfolio in residential construction loans to professional home builders. To a lesser extent, the Bank also originates land loans and construction loans for commercial and multifamily real estate. Residential construction lending is a primary focus at the Bank's subsidiary, CFC, and the Company's largest concentration of construction and development loans is in the Portland/Vancouver market area. In addition, the Company has significant construction and development loans concentrated in the greater Puget Sound region and the Tri-Cities market area in Washington State. At December 31, 2003, construction and land loans totaled $399.0 million (including $61.1 million of land or land development loans and $87.9 million of commercial and multifamily real estate construction loans), or 23.1% of total loans of the Company, compared to $339.5, or 21.6%, at December 31, 2002. Construction and land development loan originations totaled $561.4 million for the year ended December 31, 2003.

Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate. Multifamily and commercial real estate loans originated by the Bank are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. Recently originated multifamily and commercial loans are linked to various U.S. Treasury indices or certain prime rates. Rates on these adjustable-rate loans generally adjust annually after an initial period ranging from one to ten years. The Bank's commercial real estate portfolio consists of loans on a variety of property types with no concentration by property type. At December 31, 2003, the Company's loan portfolio included $89.1 million in multifamily and $456.0 million in commercial real estate loans. Multifamily and commercial real estate loans comprised 31.6% of total loans of the Company at December 31, 2003, compared to 28.7% a year earlier.

Commercial Lending: The Bank is active in small- to medium-sized business lending, including origination of loans guaranteed by the Small Business Administration (SBA), and to a lesser extent has engaged in agricultural lending. Also, during the past 18 months the Bank has added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. Management intends to leverage the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, it is anticipated that this type of lending will help increase the deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant effort at the Bank and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations. For the year ended December 31, 2003, commercial loans increased by 12.8%. At December 31, 2003, commercial loans totaled $321.7 million, or 18.6% of total loans of the Company, compared to $285.2 million, or 18.1%, at December 31, 2002. Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

Agricultural Lending: Agriculture is a major industry in many eastern Washington and Oregon locations. While not a large part of the Bank's portfolio, agricultural loans experienced solid growth for the year ended December 31, 2003. The Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. At December 31, 2003, agricultural loans totaled $118.9 million, or 6.9% of the loan portfolio, compared to $102.6 million, or 6.5%, at December 31, 2002, an increase of 15.9% for the year.


Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. While consumer lending has traditionally been a small part of the Bank's business with loans made primarily to accommodate its existing customer base, it has received renewed emphasis in 2003 and management anticipates increased activity in future periods. Nonetheless, consumer loans declined in the past year, largely as a result of accelerated prepayments in the current very low interest rate environment. At December 31, 2003, the Company had $35.9 million, or 2.1% of its loans receivable, in outstanding consumer loans, compared to $39.2 million, or 2.5%, at December 31, 2002. In addition, consumer loans secured by one- to four-family real estate increased by $5.0 million to $31.3 million at December 31, 2003, compared to $26.2 million at December 31, 2002.

Loan Servicing Portfolio: At December 31, 2003, the Bank was servicing $278.2 million of loans for others, compared to $252.9 million at December 31, 2002. The loan servicing portfolio at December 31, 2003 included $220.5 million of FHLMC mortgage loans, $5.0 million of FNMA mortgage loans and $52.7 million of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended December 31, 2003, $1.1 million of loan servicing fees, net of $1.0 million of servicing rights amortization, was recognized in operations. For the prior year, net loan servicing fees were $1.5 million.

Mortgage Servicing Rights: The Bank records mortgage servicing rights (MSRs) with respect to loans it originates and sells in the secondary market on a servicing retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2003, 2002 and 2001, the Company capitalized $1,576,000, $1,046,000 and $107,000, respectively, of MSRs relating to loans sold with servicing retained. Amortization of MSRs for the years ended December 31, 2003, 2002 and 2001, was $1,021,000, $686,000 and $574,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2003, MSRs were carried at a value, net of amortization, of $1,976,000, compared to $1,621,000 at December 31, 2002.


The following table sets forth the composition of the Company's loan portfolio (including loans held for sale) by type of loan as of the dates indicated (dollars in thousands):

Table 5: Loan Portfolio Analysis

	December 31
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Secured by real estate:
Consumer secured by one- to four-family	$31,277	1.81%	$26,195	1.66%	$21,987	1.38%	$19,213	1.29%	$13,375	1.01%
One- to four-family	275,197	15.94	329,314	20.93	400,469	25.14	418,057	28.11	419,132	31.71
Total one- to four-family	306,474	17.75	355,509	22.59	422,456	26.52	437,270	29.40	432,507	32.72

Commercial	455,964	26.40	379,099	24.09	363,560	22.82	366,071	24.62	330,258	24.99
Multifamily	89,072	5.16	72,333	4.60	79,035	4.96	84,282	5.67	66,287	5.02
Construction and land	398,954	23.10	339,516	21.58	335,798	21.08	271,273	18.24	194,625	14.73
Commercial business	321,671	18.63	285,231	18.13	270,022	16.95	228,676	15.38	194,817	14.74
Agricultural business	118,903	6.89	102,626	6.52	76,501	4.80	67,809	4.56	55,052	4.17
Consumer	35,887	2.07	39,152	2.49	45,605	2.87	31,702	2.13	48,159	3.63
Total loans	1,726,925	100.00%	1,573,466	100.00%	1,592,977	100.00%	1,487,083	100.00%	1,321,705	100.00%
Less allowance for loan losses	(26,060)		(26,539)		(17,552)		(15,314)		(13,541)
Total net loans at end of period	$1,700,865		$1,546,927		$1,575,425		$1,471,769		$1,308,164


The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, and exclude the allowance for loan losses (in thousands):

Table 6: Loan Maturity

	Maturing Within One Year	Maturing within 1 to 3 Years	Maturing within 3 to 5 Years	Maturing within 5 to 10 Years	Maturing Beyond 10 Years	Total

Secured by real estate:
One- to four-family	$44,300	$4,645	$5,693	$163	$251,673	$306,474
Commercial	37,305	31,006	66,433	2,429	318,791	455,964
Multifamily	120	11,162	3,903	416	73,471	89,072
Construction and land	186,904	197,832	5,455	--	8,763	398,954
Commercial business	140,711	45,815	87,312	738	46,995	321,671
Agricultural business	70,198	22,133	13,033	--	13,539	118,903
Consumer	4,840	6,580	9,645	29	14,793	35,887

Total loans	$484,378	$319,273	$191,474	$3,775	$728,026	$1,726,925

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

The following table sets forth the dollar amount of all loans due after December 31, 2004, which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6(a): Loans Repricing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total

Secured by real estate:
One- to four-family	$201,267	$60,907	$262,174
Commercial	195,367	223,292	418,659
Multifamily	21,818	67,134	88,952
Construction and land	15,282	196,768	212,050
Commercial business	82,505	98,455	180,960
Agricultural business	22,898	25,807	48,705
Consumer	28,920	2,127	31,047

Total	$568,057	$674,490	$1,242,547


Deposit Accounts: Deposits generally are attracted from within the Bank's primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. At December 31, 2003, the Bank had $1.671 billion of deposits, including $689.9 million of transaction and savings accounts and $981.0 million in time deposits, of which $671.9 million had remaining maturities of one year or less. Total deposits increased by $173.2 million, or 11.6%, for the year ended December 31, 2003. As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have transaction accounts. However, as reflected in the balances and percentages in the table, the Bank added significantly to demand, NOW and money market accounts in the year ended December 31, 2003. Total transaction accounts (demand, NOW, savings and money market accounts) increased by $117.0 million for the year, to 41.3% of total deposits at December 31, 2003, compared to 38.3% at December 31, 2002. Non-interest-bearing transaction accounts increased by $5.2 million over the same time period. In addition, the Bank offers a Money Market Certificate of Deposit which has limited withdrawal features but functions much like a savings account and competes effectively with other banks' and securities firms' money market accounts. At December 31, 2003, Bank customers had $214.3 million in these three-month maturity Money Market Certificates of Deposit. The Bank's deposit balances at December 31, 2003 also included $152.0 million of funds owned by various counties, municipalities and other public entities in Washington, Oregon and Idaho. Growing deposits in general and transaction accounts in particular is a core element of the Company's business plan.


The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 7: Deposits
	At December 31
	2003			2002			2001
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total

Demand and NOW checking	$445,316	26.65%	$64,753	$380,563	25.41%	$73,015	$307,548	23.73%
Regular savings accounts	47,792	2.86	3,458	44,334	2.96	2,106	42,228	3.26
Money market accounts	196,809	11.78	48,751	148,058	9.89	12,230	135,828	10.48
Certificates which mature:
Within 1 year	671,894	40.21	4,572	667,322	44.54	107,428	669,133	51.64
After 1 year, but within 2 years	124,796	7.47	(45,902)	170,698	11.40	(25,953)	87,376	6.74
After 2 years, but within 5 years	168,826	10.10	90,969	77,857	5.20	30,823	48,025	3.71
After 5 years	15,507	0.93	6,561	8,946	0.60	2,318	5,673	0.44

Total	$1,670,940	100.00%	$173,162	$1,497,778	100.00%	$201,967	$1,295,811	100.00%

The following table indicates the amount of the Bank's certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2003.

(in thousands):

Table 8: Maturity Period-$100,000 or greater CDs

Certificates of Deposit Greater than $100,000
Due in three months or less	$272,254
Due after three months through six months	46,774
Due after six months through twelve months	60,550
Due after twelve months	167,078

Total	$546,656


Borrowings: The FHLB-Seattle serves as the Bank's primary borrowing source. The FHLB-Seattle provides credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. At December 31, 2003, the Bank had $612.6 million of borrowings from the FHLB-Seattle at a weighted average rate of 3.39%, an increase of $146.8 million compared to a year earlier. Also at that date, the Bank had an investment of $34.7 million in FHLB-Seattle capital stock. Additional short-term funds are also available through a $26.0 million commercial bank credit line; however, at December 31, 2003, the Bank had no balances advanced on that credit line.

Table 9: FHLB Advances Outstanding at December 31, 2003

(dollars in thousands)

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount
Due in one year or less	1.10%	$41,000	1.84%	$280,094	1.74%	$321,094
Due after one year through two years	--	--	6.21	65,600	6.21	65,600
Due after two years through three years	--	--	3.85	65,000	3.85	65,000
Due after three years through four years	--	--	3.48	21,930	3.48	21,930
Due after four years through five years	--	--	4.62	44,000	4.62	44,000
Due after five years	--	--	6.08	94,928	6.08	94,928
	1.10%	$41,000	3.55%	$571,552	3.39%	$612,552

 *  Weighted average interest rate

The Bank also issues retail repurchase agreements, generally due within 90 days, and borrows funds through the use of secured wholesale repurchase agreements with securities brokers as a source of funds. At December 31, 2003, retail repurchase agreements totaling $17.4 million, with a weighted average rate of 1.92%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $22.0 million. The Bank's outstanding borrowings under wholesale repurchase agreements at December 31, 2003 totaled $52.0 million at a weighted average rate of 1.16%, with a weighted average maturity of 14 days, and were collateralized by mortgage-backed securities with a fair value of $55.5 million.

In addition to borrowings at the Bank, the Company has generated funding by issuing $55 million of trust preferred securities (TPS). The Company issued $15 million of the TPS in 2003, which was in addition to $40 million issued in 2002. The TPS were issued by special purpose business trusts owned by the Company and were sold to pooled investment vehicles. The TPS have been recorded as liabilities on the Company's statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. Subsequent to the adoption of FIN 46 effective December 31, 2003, the Company deconsolidated its investment in the trusts, resulting in an increase of $1.7 million in aggregate borrowings which was offset by a similar $1.7 million increase in held-to-maturity investments. This change in accounting treatment did not provide additional investable funds to the Company nor have any effect on consolidated shareholders' equity. See "Recent Developments and Significant Events" and Note 2 and Note 13 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS. At December 31, 2003, the TPS had a weighted average rate of 4.57%.

Asset Quality: During the years ended December 31, 2001 and 2002, the Bank experienced deterioration in asset quality, which had a significant adverse effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Collection costs remained high in 2003; however, during the twelve months ended December 31, 2003, the Bank achieved meaningful improvement in asset quality, with non-performing assets declining by 25% compared to a year earlier, resulting in a significant decrease in loan loss provisioning. Table 10 highlights the earlier deterioration and more recent improvement in the Bank's measures of asset quality during the five-year period. Non-performing assets decreased to $31.6 million, or 1.20% of total assets, at December 31, 2003, compared to $42.2 million, or 1.86% of total assets, at December 31, 2002, and $21.1 million, or 1.01% of total assets at December 31, 2001. Problem loans have been primarily due from borrowers located in the Puget Sound region and are the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area. However, during the year ended December 31, 2003, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflect unique operating difficulties for individual borrowers rather than weakness in the overall agricultural economy of the area. For the year ended December 31, 2003, the Bank had a $12.3 million decrease in non-performing construction/land loans and a $7.1 million increase in non-performing agricultural loans. The Bank also reduced its holdings of foreclosed real estate and other repossessed assets by $2.9 million from year earlier levels, primarily through the sale of properties. At December 31, 2003, the Bank's largest non-performing loan exposure was for loans totaling $5.7 million to a diversified farming operation in northeastern Oregon which were secured by land, crops, receivables and equipment. The Company's next largest non-performing loan exposure encompasses loans totaling $4.1 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. Balances for these loans are reflected in the non-accrual loan totals for commercial real estate and commercial business loans at December 31, 2003, in the table on the following pages of this report. The Company had five additional non-performing credit relationships with balances in excess of $1.0 million, the largest of which had an aggregate carrying value of $1.9 million at December 31, 2003 and was secured by two single-family residential properties. While meaningful progress was made in the past year, reducing non-performing loans and improving asset quality will be important activities to enhance the Bank's operating performance in future periods. For additional discussion concerning asset quality, non-performing loans and the allowance for loan losses, see "Provision and Allowance for Loan Losses" and Tables 11 and 12 contained therein.


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

Table 10: Non-Performing Assets
	At December 31
	2003	2002	2001	2000	1999
Nonaccrual loans: (1)
Loans secured by real estate:
One- to four-family	$1,048	$455	$1,006	$873	$623
Commercial	6,624	7,421	415	1,741	129
Multifamily	--	--	--	--	--
Construction/land	5,741	16,030	6,827	2,937	2,514
Commercial business	7,232	9,894	8,884	1,734	1,203
Agricultural business	7,320	194	86	529	--
Consumer	45	255	291	18	9
Total loans outstanding	28,010	34,249	17,509	7,832	4,478
Loans more than 90 days delinquent, still on accrual:
Loans secured by real estate:
One- to four-family	109	343	18	20	155
Commercial	--	--	325	--	--
Multifamily	--	--	--	--	--
Construction/land	288	1,283	--	--	--
Commercial business	--	163	39	1	25
Agricultural business	--	--	--	467	334
Consumer	24	70	152	54	79
Total loans outstanding	421	1,859	534	542	593

Total non-performing loans	28,431	36,108	18,043	8,374	5,071

Real estate/repossessed assets held for sale (2)	3,132	6,062	3,011	3,287	3,576
Total non-performing assets	$31,563	$42,170	$21,054	$11,661	$8,647

Restructured loans (3)	$656	$2,057	$302	$337	$369

Total non-performing loans to net loans before allowance for loan losses	1.65%	2.29%	1.13%	0.56%	0.38%
Total non-performing loans to total assets	1.08%	1.60%	0.86%	0.42%	0.28%
Total non-performing assets to total assets	1.20%	1.86%	1.01%	0.59%	0.48%

(1) For the year ended December 31, 2003, $2.9 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on such loans was included in net income for such period.

(2) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs. At December 31, 2003, the Company had $3.0 million of real estate owned, which consisted of eight various holdings of land or developed lots valued at $2.0 million, four single-family residences valued at $578,000, and two commercial properties valued at $402,000.

(3) These loans are performing under their restructured terms but are classified substandard.


Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

General: Net income for the year ended December 31, 2003 was $16.1 million, or $1.44 per share (diluted), compared to net income of $9.3 million, or $0.82 per share (diluted), for the year ended December 31, 2002. Net income for the prior year was significantly adversely affected by extraordinary levels of provision for loan losses. BANR's full year 2003 operating results reflect significant growth of assets and liabilities, which was largely offset by a narrower net interest margin, a substantially lower level of loan loss provision and significantly increased non-interest income and other operating expenses. Compared to levels a year earlier, total assets increased 16.4% to $2.635 billion at December 31, 2003, net loans increased by 10.0% to $1.701 billion, deposits grew 11.6% to $1.671 billion and borrowings increased 35.1% to $738.7 million. Average equity was 8.03% of average assets for the year ended December 31, 2003, compared to 9.13% of average assets for the prior year. Net interest margin decreased 38 basis points for the year reflecting a 33 basis point decrease in net interest rate spread, the increased use of interest-bearing liabilities relative to interest-earning assets and lower yields on assets funded by non-interest-bearing liabilities and stockholders' equity. The changes in net interest spread and net interest margin are notable in light of the significant volatility and changes in the level of market interest rates over the last two years. Changes in the level of interest rates during this two-year period initially increased the Company's net interest margin largely as a result of declining funding costs; however, net interest margin decreased for the year just ended as asset yields declined sharply and a proportionally greater amount of asset growth was invested in securities rather than loans. The changes in the net interest spread and net interest margin reflect the impact of the current very low level of market rates as well as the effects of changes in the asset and liability mix. While net interest margin declined for the year ended December 31, 2003 compared to the year ended December 31, 2002, the margin increased to 3.57% for the most recent quarter ended December 31, 2003 compared to 3.35% for the quarter ended September 30, 2003. Management expects that funding costs will likely continue to decline for the next few quarters; however, mitigating the expected improvement in funding costs will be additional repayments of higher yielding loans and securities.

Interest Income: Interest income for the year ended December 31, 2003 was $140.4 million compared to $144.3 million for the year ended December 31, 2002, a decrease of $3.8 million, or 2.7%. The decrease in interest income occurred despite a $277.7 million, or 13.9%, growth in average balances of interest-earning assets as a result of a 104 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 6.16% for the year ended December 31, 2003, compared to 7.20% for the prior year. Average loans receivable for the year ended December 31, 2003 increased by $65.3 million, or 4.1%, when compared to the year ended December 31, 2002, reflecting modest growth as accelerated loan prepayments largely offset record levels of new loan originations. Interest income on loans decreased by $7.1 million, or 5.8%, compared to the prior year, as the effect of the increase in average loan balances was substantially offset by a 74 basis point decrease in the average yield. The decrease in average loan yield reflects the continued decline in the level of market interest rates, particularly the prime rate, compared to prior year levels. The loan mix continued to change as the portion of the portfolio invested in one- to four-family residential loans declined, while the portion invested in construction, land development and commercial loans increased. Loans yielded 7.02% for the year ended December 31, 2003, compared to 7.76% for the year ended December 31, 2002. While the level of market interest rates experienced a steep decline throughout the two-year period, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. However, as market rates continued to decline and more recently remained very low, the level of rate floors on loans has eroded through the normal maturity and replacement process. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $212.4 million for the year ended December 31, 2003, while the interest and dividend income from those investments increased $3.3 million compared to the prior year. The average yield on mortgage-backed securities decreased from 5.13% for the year ended December 31, 2002 to 3.64% for the current year. Yields on mortgage-backed securities were lower in 2003, reflecting significantly accelerated amortization of purchase premiums on certain portions of the portfolio as a result of rapid prepayments, as well as the effect of lower market rates on the interest rates paid on the portion of those securities that have adjustable rates, prepayments on certain higher-yielding portions of the portfolio, and reinvestment and growth at current market rates. The average yield on investment securities and short-term cash investments decreased from 4.77% for the year ended December 31, 2002 to 3.96% for the current year, also reflecting the lower level of market rates. Earnings on FHLB stock decreased by $97,000 despite an increase of $2.0 million in the average balance of FHLB stock for the year ended December 31, 2003. The dividend yield on FHLB stock was 5.55% for the year ended December 31, 2003, compared to 6.21% for the year ended December 31, 2002. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB and are paid by distribution of additional shares of FHLB stock.

Interest Expense: Interest expense for the year ended December 31, 2003 was $59.8 million, compared to $66.0 million for the prior year, a decrease of $6.1 million, or 9.3%. The decrease in interest expense was as a result of a decrease in the average cost of all interest-bearing liabilities from 3.40% to 2.69%, primarily reflecting the lower level of market interest rates and occurred despite significant growth of deposits and borrowings. The $287.1 million increase in average interest-bearing deposits for the year ended December 31, 2003, compared to December 31, 2002, reflects the solid deposit growth throughout the Company over the past two years. Deposit interest expense decreased $4.2 million for the year ended December 31, 2003, compared to the prior year. Average deposit balances increased from $1.404 billion for the year ended December 31, 2002, to $1.619 billion for the year ended December 31, 2003, while, at the same time, the average rate paid on deposit balances decreased 63 basis points. To a significant degree, deposit costs for each quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower throughout the year ended December 31, 2003, than in the year ended December 31, 2002. The reduction in deposit costs, which tends to lag declines in market rates, continued during the quarter ended December 31, 2003 as a result of the cumulative effect of declining rates in preceding quarters, as well as very low rates in that quarter. Average FHLB advances totaled $513.8 million during the year ended December 31, 2003, compared to $451.8 million during the prior year, an increase of $62.0 million that, combined with a 108 basis point decrease in the average cost of advances, resulted in a $2.3 million decrease in related interest expense. The average rate paid on those advances decreased to 4.25% for the year ended December 31, 2003, from 5.33% for the prior year. FHLB advances are generally fixed-rate, fixed-term borrowings with rates on


many of those advances having been established in periods when market rates were considerably higher than are currently available. The significant decrease in the average rate paid on FHLB advances reflects renewal of maturing advances at current market rates as well as additional advances also priced at current market rates. In the year ended December 31, 2003, additional funding was also provided by the issuance of $15 million of TPS. The average balance of TPS was $43.8 million and the average rate paid was 5.10% (including amortization of prepaid loan underwriting costs) for the year ended December 31, 2003. Other borrowings consist of retail repurchase agreements with customers and wholesale repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $14.9 million from $66.6 million for the year ended December 31, 2002, to $51.7 million for the current year, while the related interest expense decreased $729,000 from $1.5 million to $789,000 for the respective periods. The average rate paid on other borrowings was 1.53% in the year ended December 31, 2003, compared to 2.28% for the prior year. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances which generally lag current market rates.

Provision and Allowance for Loan Losses: During the year ended December 31, 2003, the provision for loan losses was $7.3 million, compared to $21.0 million for the prior year, a decrease of $13.7 million. As noted above, provision for loan losses is one of the most critical accounting estimates included in the Company's financial statements requiring significant management judgment. The decrease in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. Despite continuing concerns about the current economic environment, the significantly lower provision in the current period reflects lower levels of non-performing loans and net charge-offs and strengthening in the prospects for collection on previously identified non-performing loans, as well as the previous recognition of problem loans through the very large provision recorded in the fourth quarter of 2002. Non-performing loans decreased to $28.4 million at December 31, 2003, compared to $36.1 million at December 31, 2002. In recent years, non-performing loans have been primarily concentrated in the Puget Sound region where continued economic weakness has diminished certain borrowers' ability to meet loan obligations. However, during the year ended December 31, 2003, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Net charge-offs were $7.8 million, or 0.47% of average loans, for the year ended December 31, 2003, compared to $12.5 million, or 0.78% of average loans, for the prior year. Net charge-offs for the years ended December 31, 2002 and 2001, included $6.5 and $9.3 million, respectively, associated with the credit manipulation activities of a former senior commercial loan officer which were designed to conceal weaknesses of several loan customers as described in the "Recent Developments and Significant Events" section above. A comparison of the allowance for loan losses at December 31, 2003 and 2002, shows a decrease of $479,000 from $26.5 million at December 31, 2002, to $26.1 million at December 31, 2003. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.51% and 1.69% at December 31, 2003 and December 31, 2002, respectively. The allowance for loan losses equaled 92% of non-performing loans at December 31, 2003, compared to 74% of non-performing loans at December 31, 2002.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing evaluation of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors influencing the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of


impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of December 31, 2003, the Company had identified $28.0 million of impaired loans as defined by SFAS No. 114 and had established $4.3 million of specific reserves for these loans.

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

The following table sets forth an analysis of the Company's gross allowance for possible loan losses for the periods indicated (dollars in thousands):

Table 11: Changes in Allowance for Loan Losses
	Years Ended December 31				Nine Months Ended December 31

	2003	2002	2001	2000	1999

Balance, beginning of period	$26,539	$17,552	$15,314	$13,541	$12,261
Allowances added through business combinations		460	--	--	477
Sale of credit card portfolio		--	--	(174)	--
Provision	7,300	21,000	13,959	2,867	1,885
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	14	--	2	2	--
Commercial	--	--	--	2	1
Multifamily	--	--	--	--	--
Construction and land	80	39	--	--	--
Commercial business	924	209	118	40	450
Agricultural business	13	3	--	1	6
Consumer	44	74	22	66	11
	1,075	325	142	111	468
Loans charged off:
Secured by real estate:
One- to four-family	(357)	(102)	(97)	(90)	(532)
Commercial	(2,289)	(103)	--	(31)	--
Multifamily	--	--	--	--	--
Construction and land	(986)	(1,129)	(107)	(12)	(24)
Commercial business	(4,496)	(10,643)	(10,541)	(403)	(841)
Agricultural business	(214)	(157)	(208)	(16)	(19)
Consumer	(512)	(664)	(910)	(479)	(134)
	(8,854)	(12,798)	(11,863)	(1,031)	(1,550)
Net charge-offs	(7,779)	(12,473)	(11,721)	(920)	(1,082)

Balance, end of period	$26,060	$26,539	$17,552	$15,314	$13,541

Ratio of allowance to net loans before allowance for loan losses	1.51%	1.69%	1.10%	1.03%	1.02%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.47%	0.78%	0.75%	0.06%	0.09%


The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 12: Allocation of Allowance for Loan Losses
	At December 31
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Specific or allocated loss allowances (1):
Loans secured by real estate:
One- to four-family	$749	17.75%	$670	22.59%	$2,366	26.52%	$2,256	28.56%	$2,334	32.72%
Commercial/multifamily	5,503	31.56	5,645	28.69	4,560	27.78	5,457	30.29	4,273	30.01
Construction and land	5,207	23.10	5,892	21.58	3,431	21.08	2,738	18.24	1,638	14.73
Commercial/agricultural business	11,355	25.52	10,952	24.65	5,650	21.75	3,540	19.94	2,830	18.91
Consumer	482	2.07	698	2.49	774	2.87	879	2.97	1,023	3.63
Unallocated general loss allowance (1)	2,764	N/A	2,682	N/A	771	N/A	444	N/A	1,443	N/A
Total allowance for loan losses	$26,060	100.00%	$26,539	100.00%	$17,552	100.00%	$15,314	100.00%	$13,541	100.00%

(1)	The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured). The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.


Other Operating Income: Other operating income was $19.6 million for the year ended December 31, 2003, an increase of $3.7 million from the year ended December 31, 2002. This included a $415,000 decrease in loan servicing income and a $2.8 million increase in the gain on sale of loans for the current year as lower interest rates led to increased mortgage banking activity. Loan sales for the year ended December 31, 2003 totaled $572.2 million, compared to $457.7 million for the year ended December 31, 2002. Gain on sale of loans included $569,000 of fees on $42.0 million of loans which were brokered and are not reflected in the volume of loans sold. Other fee and service charge income for the Company increased by $1.4 million to $7.2 million for the year ended December 31, 2003, from $5.8 million for the year ended December 31, 2002, primarily reflecting growth in customer transaction accounts, although increased fees also reflect changes in the Bank's overdraft protection program that were implemented in the current year. Miscellaneous income decreased by $89,000, despite the Company's increased investment in bank-owned life insurance and the resulting $1.9 million increase in cash surrender value, largely as a result of the recognition of $411,000 of losses on certain partnership investments in low- and moderate-income housing projects. These investments, which were made as part of the Bank's Community Reinvestment Act (CRA) program, generate significant tax credits to offset the operating losses.

Other Operating Expenses: Other operating expenses increased $9.4 million from $60.4 million for the year ended December 31, 2002, to $69.9 million for the year ended December 31, 2003. Increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current year includes significant increases in compensation for credit examination and special assets personnel as well as additional executive management and production staff hired to re-position the Company for future growth. In addition, compensation was higher as a result of increased incentive compensation and staffing caused by the elevated level of mortgage banking activity in the current year. The higher level of mortgage banking activity is also reflected in the increase in capitalized loan origination costs. The Company also significantly increased its commitment to advertising and marketing expenditures which were $1.2 million greater in the year ended December 31, 2003 than in the prior year. The increase in expenses includes a full year's operating costs associated with new branch offices in Spokane and Pasco, Washington and new commercial lending centers in Portland, Oregon and Bellevue (greater Seattle), Spokane and the Tri-Cities, Washington, all of which opened during the prior year, as well as additional costs for new offices in Seattle and Moses Lake, Washington opened in 2003. The increase in other operating expenses was partially offset by a $590,000 increase in capitalized loan origination costs, reflecting a greater level of loan origination activity. Higher operating expenses, as well as a reduction in the net interest margin, caused the Company's efficiency ratio to increase to 69.75% for the year ended December 31, 2003, from 64.18% for the year ended December 31, 2002. Other operating expenses as a percentage of average assets increased to 2.86% for the year ended December 31, 2003, compared to 2.81% for the prior year.

Income Taxes: Income tax expense was $6.9 million for the year ended December 31, 2003, compared to $3.5 million for the prior year. The Company's effective tax rates for the years ended December 31, 2003 and 2002 were 30.0% and 27.3%, respectively. The higher effective tax rate in the current year is primarily as a result of an increase in the relative amount of taxable income versus tax-exempt income compared to the prior year and occurred despite the increased level of tax credits related to the CRA investments noted above.

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001

General: Net income for the year ended December 31, 2002 was $9.3 million, or $0.82 per share (diluted), compared to net income of $7.5 million, or $0.64 per share (diluted), for the year ended December 31, 2001. Net income for both years was significantly adversely affected by extraordinary levels of provision for loan losses. The year ended December 31, 2001 also contained expenses associated with the check kiting scheme and additional loan loss provision described in the "Recent Developments and Significant Events" section above, as well as expenses associated with conversion of the Bank's core data processing system. The Company's full year 2002 operating results reflect significant growth of assets and liabilities, an improved net interest margin and higher non-interest income which were substantially offset by a higher level of loan loss provision and increased other operating expenses. As explained more fully below, the provision for loan losses increased not only as a result of the credit manipulation activities described in the "Recent Developments and Significant Events" section above, but also as a result of an increased level of non-performing loans and charge-offs and reflected weak economic conditions in some of the Puget Sound market areas serviced by the Company. Compared to levels a year earlier, total assets increased 8.4% to $2.263 billion at December 31, 2002, net loans declined slightly by 1.8% to $1.547 billion, deposits grew 15.6% to $1.498 billion and borrowings decreased 5.5% to $546.9 million. Average equity was 9.13% of average assets for the year ended December 31, 2002, compared to 9.64% of average assets for the prior year. Net interest margin increased 18 basis points for the year reflecting a 28 basis point increase in net interest rate spread, which was partially offset by the increased use of interest-bearing liabilities relative to interest-earning assets and lower yields on assets funded by non-interest-bearing liabilities and stockholders' equity. The changes in net interest spread and net interest margin were notable in light of the significant volatility and changes in the level of market interest rates over the two years. Changes in the level of interest rates during this two-year period initially reduced the Company's net interest margin; however, largely as a result of declining funding costs, net interest margin increased for the year ended December 31, 2002. While net interest margin improved for the year ended December 31, 2002 compared to the year ended December 31, 2001, the margin decreased to 3.86% for the quarter ended December 31, 2002 compared to 3.98% for the quarter ended September 30, 2002, foreshadowing the margin compression that occurred in 2003.

Interest Income: Interest income for the year ended December 31, 2002 was $144.3 million compared to $157.7 million for the year ended December 31, 2001, a decrease of $13.4 million, or 8.5%. The decrease in interest income occurred despite an $81.6 million, or 4.2%, growth in average balances of interest-earning assets as a result of a 101 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 7.20% for the year ended December 31, 2002, compared to 8.21% for the prior year. Average loans receivable for the year ended December 31, 2002 increased by $19.1 million, or 1.2%, when compared to the year ended December 31, 2001,


reflecting only modest growth despite the addition of $33.5 million of loans from the acquisition of OBB. Interest income on loans decreased by $12.4 million, or 9.1%, compared to the prior year, as the effect of the increase in average loan balances was offset by an 89 basis point decrease in the average yield. The decrease in average loan yield reflects the significant decline in the level of market interest rates, particularly the prime rate, compared to prior year levels. The loan mix continued to change as the portion of the portfolio invested in one- to four-family residential loans declined, while the portion invested in construction, land development and commercial loans increased. Loans yielded 7.76% for the year ended December 31, 2002, compared to 8.65% for the year ended December 31, 2001. While the level of market interest rates experienced a steep decline throughout the year, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $62.4 million for the year ended December 31, 2002, although the interest and dividend income from those investments decreased $977,000 compared to the prior year. The average yield on mortgage-backed securities decreased from 6.08% for the year ended December 31, 2001 to 5.13% for the year ended December 31, 2002. Yields on mortgage-backed securities were lower in 2002, reflecting the effect of lower market rates on the interest rates paid on the portion of those securities that had adjustable rates and prepayments on certain higher-yielding portions of the portfolio, as well as reinvestment at lower market rates. The average yield on investment securities and short-term cash investments decreased from 6.34% for the year ended December 31, 2001 to 4.77% for the year ended December 31, 2002, also reflecting the lower level of market rates. Earnings on FHLB stock decreased by $73,000 despite an increase of $2.0 million in the average balance of FHLB stock for the year ended December 31, 2002. The dividend yield on FHLB stock was 6.21% for the year ended December 31, 2002, compared to 6.88% for the year ended December 31, 2001.

Interest Expense: Interest expense for the year ended December 31, 2002 was $66.0 million, compared to $85.9 million for the prior year, a decrease of $20.0 million, or 23.2%. The decrease in interest expense was a result of a decrease in the average cost of all interest-bearing liabilities from 4.69% to 3.40%. The $152.5 million increase ($33.2 million from the OBB acquisition) in average interest-bearing deposits for the year ended December 31, 2002, compared to December 31, 2001, reflected the solid deposit growth throughout the Company over the twelve months. Deposit interest expense decreased $13.5 million for the year ended December 31, 2002, compared to the prior year. Average deposit balances increased from $1.252 billion for the year ended December 31, 2001, to $1.404 billion for the year ended December 31, 2002, while, at the same time, the average rate paid on deposit balances decreased 142 basis points. Generally, market interest rates for deposits were declining and lower than in prior years throughout the years ended December 31, 2002 and 2001. The reduction in deposit costs, which tends to lag declines in market rates, resulted from the cumulative effect of declining rates over this two-year period. The significant decline in the cost of deposits was primarily responsible for the improved net interest margin for the year ended December 31, 2002. Average FHLB advances totaled $451.8 million during the year ended December 31, 2002, compared to $505.6 million during the prior year, a decrease of $53.8 million that, combined with a 60 basis point decrease in the average cost of advances, resulted in a $5.9 million decrease in related interest expense. The average rate paid on those advances decreased to 5.33% for the year ended December 31, 2002, from 5.93% for the prior year. FHLB advances are generally fixed-rate, fixed-term borrowings. In 2002, a significant portion of maturing FHLB advances were repaid as a result of strong deposit growth. Additional funding was also provided by the issuance of $40 million of TPS during the year ended December 31, 2002. For the year ended December 30, 2002, the average balance of TPS was $18.7 million and the average rate paid was 6.16% (including amortization of prepaid loan underwriting costs). Other borrowings consisted of retail repurchase agreements with customers and wholesale repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $7.1 million from $73.7 million for the year ended December 31, 2001, to $66.6 million for the year ended December 31, 2002, while the related interest expense decreased $1.8 million from $3.3 million to $1.5 million for the respective periods. The average rate paid on other borrowings was 2.28% in the year ended December 31, 2002, compared to 4.41% for the prior year. The Company's other borrowings generally had relatively short terms and therefore repriced to current market levels more quickly than FHLB advances which generally lag current market rates.

Provision and Allowance for Loan Losses: During the year ended December 31, 2002, the provision for loan losses was $21.0 million, compared to $14.0 million for the prior year, an increase of $7.0 million. As noted above, provision for loan losses is one of the most critical accounting estimates included in the Company's financial statements requiring significant management judgment. The increase in the provision for losses reflected the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained above. The higher provision in the year ended December 31, 2002 reflected changes in the portfolio mix, higher levels of non-performing loans and net charge-offs, deterioration in the prospects for collection on previously identified non-performing loans, and concerns about the current economic environment, especially with respect to the Puget Sound region. Non-performing loans increased to $36.1 million at December 31, 2002, compared to $18.0 million at December 31, 2001. Non-performing loans were primarily concentrated in the Seattle metropolitan area where continued economic weakness diminished certain borrowers' ability to meet loan obligations. Net charge-offs were $12.5 million, or 0.78% of average loans, for 2002, compared to $11.7 million, or 0.75% of average loans, for the prior year. Net charge-offs for the years ended December 31, 2002 and 2001, included $6.5 million and $9.3 million, respectively, associated with the credit manipulation activities of a former senior commercial loan officer which were designed to conceal weaknesses of several loan customers as described in the "Recent Developments and Significant Events" section above. A comparison of the allowance for loan losses at December 31, 2002 and 2001, shows an increase of $9.0 million from $17.6 million at December 31, 2001, to $26.5 million at December 31, 2002. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.69% and 1.10% at December 31, 2002 and December 31, 2001, respectively. The allowance for loan losses equaled 74% of non-performing loans at December 31, 2002, compared to 97% of non-performing loans at December 31, 2001.


Other Operating Income: Other operating income was $15.9 million for the year ended December 31, 2002, an increase of $2.4 million from the year ended December 31, 2001. This included a $313,000 increase in loan servicing income and a $2.1 million increase in the gain on sale of loans as lower interest rates led to increased mortgage banking activity. Loan sales for the year ended December 31, 2002 totaled $457.7 million, compared to $265.8 million for the year ended December 31, 2001. Other fee and service charge income for the Company increased by $100,000 to $5.8 million for the year ended December 31, 2002, from $5.7 million for the year ended December 31, 2001, primarily reflecting growth in customer transaction accounts. Miscellaneous income increased by $539,000, largely as a result of the Company's increased investment in bank-owned life insurance and the resulting increase in cash surrender value.

Other Operating Expenses: Other operating expenses increased $809,000 from $59.6 million for the year ended December 31, 2001, to $60.4 million for the year ended December 31, 2002. However, as explained in the "Recent Developments and Significant Events" section above, other operating expenses for the year ended December 31, 2001 included a check kiting loss of $8.1 million, which was not a factor in 2002. Other operating expenses for the year ended December 31, 2001 also included approximately $1.4 million of expenses associated with the conversion of the Company's core data processing system. In addition, the amortization of goodwill decreased $3.2 million for the year ended December 31, 2002 as a result of the adoption of SFAS No. 142. Excluding the check kiting charge, data processing conversion costs and change in goodwill amortization, other operating expenses increased $13.5 million compared to the previous year. Increases in other operating expenses, excluding the check kiting charge, conversion costs and change in goodwill amortization, reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continued to expand. The higher level of operating expenses in 2002 included significant increases in compensation for credit examination and special assets personnel as well as additional executive management and production staff hired to re-position the Company for future growth. In addition, compensation was higher as a result of increased incentive compensation caused by the elevated level of mortgage banking activity. The Company also significantly increased its commitment to advertising and marketing expenditures which were $1.0 million greater in the year ended December 31, 2002 than in the previous year. The increase in expenses included operating costs associated with OBB, which was acquired on January 1, 2002, and opening new branch offices in Spokane and Pasco, Washington. The increase also reflected expenses associated with the expanding operations at the Bank's mortgage lending subsidiary, CFC. Further, in the quarter ended December 31, 2002, the Company opened new commercial lending centers in Portland, Bellevue (greater Seattle), and the Tri-Cities. The higher operating expenses associated with the Company's growth and transition to more of a commercial bank profile caused the Company's efficiency ratio to increase to 64.18% for the year ended December 31, 2002, from 56.76% (70.01% including the amortization of goodwill and the recognition of the check kiting loss) for the prior year ended December 31, 2001. Other operating expenses as a percentage of average assets increased to 2.81% for the year ended December 31, 2002, compared to 2.41% (2.92% including the amortization of goodwill and the check kiting loss) for the prior year.


Table 13: Analysis of Net Interest Spread (dollars in thousands)

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$1,189,034	$87,914	7.39%	$1,180,199	$95,342	8.08%	$1,197,445	$103,459	8.60%
Commercial/agricultural loans	428,235	25,158	5.87	366,606	24,318	6.63	316,081	27,003	8.54
Consumer and other loans	37,075	3,139	8.47	42,230	3,692	8.74	56,379	5,303	9.41
Total loans (1)	1,654,344	116,211	7.02	1,589,035	123,352	7.76	1,569,905	135,765	8.65
Mortgage-backed securities	338,322	12,319	3.64	209,493	10,738	5.13	200,429	12,196	6.08
Securities and deposits	253,901	10,048	3.96	172,339	8,226	4.77	120,993	7,672	6.34
FHLB stock	33,581	1,863	5.55	31,587	1,960	6.21	29,551	2,033	6.88
Total investment securities	625,804	24,230	3.87	413,419	20,924	5.06	350,973	21,901	6.24
Total interest-earning assets	2,280,148	140,441	6.16	2,002,454	144,276	7.20	1,920,878	157,666	8.21
Non-interest-earning assets	163,481			148,706			122,712
Total assets	$2,443,629			$2,151,160			$2,043,590
Interest-bearing liabilities:
Savings accounts	$45,975	500	1.09	$43,383	225	1.07	$42,946	725	1.69
Checking and NOW accounts (2)	398,778	1,938	0.49	311,210	644	0.41	243,171	1,364	0.56
Money market accounts	176,855	3,161	1.79	146,504	1,592	2.18	129,896	4,249	3.27
Certificates of deposit	997,689	29,385	2.95	903,329	36,745	3.79	835,957	46,364	5.55
Total deposits	1,619,297	34,984	2.16	1,404,426	39,206	2.79	1,251,970	52,702	4.21
Other interest-bearing liabilities:
FHLB advances	513,819	21,842	4.25	451,816	24,094	5.33	505,631	29,990	5.93
Trust preferred securities	43,822	2,233	5.10	18,685	1,151	6.16	--	--	--
Other borrowings	51,715	789	1.53	66,578	1,518	2.28	73,695	3,252	4.41
Total borrowings	609,356	24,864	4.08	537,079	26,763	4.98	579,326	33,242	5.74
Total interest- bearing liabilities	2,228,653	59,848	2.69	1,941,505	65,969	3.40	1,831,296	85,944	4.69
Non-interest-bearing liabilities	18,735			13,177			15,277
Total liabilities	2,247,388			1,954,682			1,846,573
Stockholders' equity	196,241			196,478			197,017
Total liabilities and Stockholders' equity	$2,443,629			$2,151,160			$2,043,590
Net interest income/ rate spread		$80,593	3.47%		$78,307	3.80%		$71,722	3.52%

Net interest margin			3.53%			3.91%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.31%			103.14%			104.89%

(footnotes follow tables)


Table 13: Analysis of Net Interest Spread (dollars in thousands) (continued)

	Year Ended December 31, 2000			Year Ended December 31, 1999
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$1,083,775	$97,106	8.96%	$921,520	$80,289	8.71%
Commercial/agricultural loans	271,144	27,372	10.10	219,982	20,751	9.43
Consumer and other loans	68,531	6,916	10.09	54,736	5,428	9.92
Total loans (1)	1,423,450	131,394	9.23	1,196,238	106,468	8.90
Mortgage-backed securities	225,794	15,358	6.80	238,888	14,953	6.26
Securities and deposits	147,607	9,818	6.65	135,223	8,360	6.18
FHLB stock	26,580	1,728	6.50	23,360	1,721	7.37
Total investment securities	399,981	26,904	6.73	397,471	25,034	6.30
Total interest- earning assets	1,823,431	158,298	8.68	1,593,709	131,502	8.25
Non-interest-earning assets	98,282			97,338
Total assets	$1,921,713			$1,691,097
Interest-bearing liabilities:
Savings accounts	$49,523	1,449	2.93	$58,568	1,752	2.99
Checking and NOW accounts (2)	199,394	1,169	0.59	1,161	1,161	0.62
Money market accounts	137,876	5,632	4.08	145,182	5,358	3.69
Certificates of deposit	753,922	44,870	5.95	610,136	32,530	5.33
Total deposits	1,140,715	53,120	4.66	1,000,748	40,801	4.08
Other interest-bearing liabilities:
FHLB advances	509,665	31,568	6.19	420,647	24,284	5.77
Trust preferred securities	--	--	--	--	--	--
Other borrowings	75,260	4,906	6.52	78,292	4,275	5.46
Total borrowings	584,925	36,474	6.24	498,939	28,559	5.72
Total interest-bearing liabilities	1,725,640	89,594	5.19	1,499,687	69,360	4.62
Non-interest-bearing liabilities	11,906			11,251
Total liabilities	737,546			1,510,938
Stockholders' equity	184,167			180,159
Total liabilities and Stockholders' equity	$1,921,713			$1,691,097
Net interest income/ rate spread		$68,704	3.49%		$62,142	3.63%

Net interest margin			3.77%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.67%			106.27%

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortized net deferred loan fees are included with interest and dividends on loans.
(2)	Average balances include non-interest-bearing deposits.

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

Table 14: Rate/Volume Analysis (in thousands)

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Increase (Decrease) Due to			Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Increase (Decrease) Due to			Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 Increase (Decrease) Due to

	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Mortgage loans	$(8,142)	$714	$(7,428)	$(6,641)	$(1,476)	$(8,117)	$(3,560)	$9,913	$6,353
Commercial/ agricultural loans	(2,972)	3,812	840	(6,599)	3,914	(2,685)	(4,557)	4,188	(369)
Consumer and other loans	(112)	(441)	(553)	(356)	(1,255)	(1,611)	(444)	(1,169)	(1,613)
Total loans (1)	(11,226)	4,085	(7,141)	(13,596)	1,183	(12,413)	(8,561)	12,932	4,371

Mortgage-backed securities	(3,733)	5,314	1,581	(1,985)	527	(1,458)	(1,534)	(1,628)	(3,162)
Securities and deposits	(1,574)	3,396	1,822	(2,195)	2,749	554	(441)	(1,705)	(2,146)
FHLB stock	(216)	119	(97)	(207)	134	(73)	105	200	305
Total investment securities	(5,523)	8,829	3,306	(4,387)	3,410	(977)	(1,870)	(3,133)	(5,003)
Total net change in interest income on interest-earning assets	(16,749)	12,914	(3,835)	(17,983)	4,593	(13,390)	(10,431)	9,799	(632)

Interest-bearing liabilities:
Deposits	(9,664)	5,442	(4,222)	(19,347)	5,851	(13,496)	(5,366)	4,948	(418)

FHLB advances	(5,284)	3,032	(2,252)	(2,874)	(3,022)	(5,896)	(1,328)	(250)	(1,578)
Trust preferred securities	(228)	1,310	1,082	--	1,151	1,151	--	--	--
Other borrowings	(616)	(113)	(729)	(1,678)	(56)	(1,734)	(1,641)	(13)	(1,654)
Total borrowings	(6,128)	4,229	(1,899)	(4,552)	(1,927)	(6,479)	(2,969)	(263)	(3,232)
Total net change in interest expense on interest-bearing liabilities	(15,792)	9,671	(6,121)	(23,899)	3,924	(19,975)	(8,335)	4,685	(3,650)

Net change in net interest income	$(957)	$3,243	$2,286	$5,916	$669	$6,585	$(2,096)	$5,114	$3,018

(1)	Does not include interest on loans 90 days or more past due.

<>

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets; however, in the current low interest rate environment, accelerated prepayments and calls on loans and securities have resulted in shorter expected lives on many earning assets than has historically been the case, significantly mitigating this general characterization. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company.

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


Tables 15 and 15(a), Interest Rate Risk Indicators, set forth as of December 31, 2003 and 2002, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table 15: Interest Rate Risk Indicators (dollars in thousands)
	As of December 31, 2003
	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value

+300	$(5,266)	(5.9)%	$(73,815)	(36.3)%
+200	(4,076)	(4.5)	(43,842)	(21.6)
+100	(3,103)	(3.5)	(17,093)	(8.4)
0	0	0	0	0
-50	48	0.1	(2,485)	(1.2)
-100	(1,696)	(1.9)	(5,310)	(2.6)

Table 15(a): Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2002
	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value

+300	$1,671	2.1%	$(34,418)	(18.1)%
+200	(606)	(0.8)	(17,807)	(9.4)
+100	(1,546)	(1.9)	(5,019)	(2.6)
0	0	0.0	0	0.0
-100	(683)	(0.9)	(3,335)	(1.8)
-200	(4,157)	(5.2)	(10,032)	(5.3)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

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

Tables 16 and 16(a), Interest Sensitivity Gap, present the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2003 and 2002. The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2003, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $33.0 million, representing a one-year gap to total assets ratio of 1.25%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps for the Company as of December 31, 2003 and 2002 are within policy guidelines. Management considers that the Company's current level of interest rate risk is reasonable.


Table 16: Interest Sensitivity Gap as of December 31, 2003

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$271,534	$3,898	$6,375	$102	$--	$--	$281,909
Fixed-rate mortgage loans	76,203	39,319	109,287	94,342	135,924	43,914	498,989
Adjustable-rate mortgage loans	243,624	54,648	102,441	75,888	3,628	--	480,229
Fixed-rate mortgage- backed securities	42,823	31,941	95,449	59,048	70,746	25,294	325,301
Adjustable-rate mortgage- backed securities	89,893	--	--	--	--	--	89,893
Fixed-rate commercial/ agricultural loans	34,660	27,071	37,278	22,135	7,258	40	128,442
Adjustable-rate commercial/ agricultural loans	264,096	4,008	7,610	9,029	694	--	285,437
Consumer and other loans	32,074	6,513	13,184	4,868	2,178	282	59,099
Investment securities and interest-earning deposits	194,407	16,185	17,715	3,105	16,347	76,589	324,348

Total rate sensitive assets	1,249,314	183,583	389,339	268,517	236,775	146,119	2,473,647

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	43,118	43,118	100,608	100,608	--	--	287,452
Money market deposit accounts	98,084	58,850	39,234	--	--	--	196,168
Certificates of deposit	577,938	123,951	194,270	70,000	15,458	49	981,666
FHLB advances	285,294	45,800	120,600	65,930	94,928	--	612,552
Other borrowings	52,047	--	--	--	--	--	52,047
Trust preferred securities (new)	55,000	--	--	--	--	--	55,000
Retail repurchase agreements	16,413	328	173	--	483	--	17,397
Total rate sensitive liabilities	1,127,894	272,047	454,885	236,538	110,869	49	2,202,282

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$121,420	$(88,464)	$(65,546)	$31,979	$125,906	$146,070	$271,365
Cumulative excess (deficiency) of interest- sensitive assets	$121,420	$32,956	$(32,590)	$(611)	$125,295	$271,365	$271,365

Cumulative ratio of interest- earning assets to interest- bearing liabilities	110.77%	102.35%	98.24%	99.97%	105.69%	112.32%	112.32%
Interest sensitivity gap to total assets	4.61%	(3.36)%	(2.49)%	1.21%	4.78%	5.54%	10.30%
Ratio of cumulative gap to total assets	4.61%	1.25%	(1.24)%	(0.02)%	4.75%	10.30%	10.30%


Table 16: Interest Sensitivity Gap as of December 31, 2002

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$239,747	$1,236	$1,818	$436	$--	$--	$243,237
Fixed-rate mortgage loans	77,666	47,131	131,239	109,811	141,993	46,425	554,265
Adjustable-rate mortgage loans	200,050	56,350	74,033	25,392	3,647	--	359,472
Fixed-rate mortgage-backed securities	29,138	19,318	55,877	35,220	38,205	14,825	192,583
Adjustable-rate mortgage- backed securities	76,167	--	--	--	--	--	76,167
Fixed-rate commercial/ agricultural loans	29,776	16,490	33,779	10,489	3,706	90	94,330
Adjustable-rate commercial/ agricultural loans	253,248	4,269	5,200	3,718	304	--	266,739
Consumer and other loans	28,841	7,330	14,135	6,658	1,923	327	59,214
Investment securities and interest-earning deposits	152,375	4,213	19,553	2,350	6,308	56,275	241,074

Total rate sensitive assets	1,087,008	156,337	335,634	194,074	196,086	117,942	2,087,081

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	33,654	33,653	78,524	78,524	--	--	224,355
Money market deposit accounts	74,049	44,429	29,619	--	--	--	148,097
Certificates of deposit	436,714	230,610	170,698	77,857	8,917	29	924,825
FHLB advances	44,790	106,400	130,694	61,930	121,079	849	465,742
Other borrowings	30,352	--	--	--	--	--	30,352
Retail repurchase agreements	8,393	125	1,796	--	428	--	10,742

Total rate sensitive liabilities	627,952	415,217	411,331	218,311	130,424	878	1,804,113

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$459,056	$(258,880)	$(75,697)	$(24,237)	$65,662	$117,064	$282,968
Cumulative excess (deficiency) of interest- sensitive assets	$459,056	$200,176	$124,479	$100,242	$165,904	$282,968	$282,968

Cumulative ratio of interest- earning assets to interest- bearing liabilities	173.10%	119.19%	108.56%	105.99%	109.20%	115.68%	115.68%
Interest sensitivity gap to total assets	20.28%	(11.44)%	(3.34)%	(1.07)%	2.90%	5.17%	12.50%
Ratio of cumulative gap to total assets	20.28%	8.84%	5.50%	4.43%	7.33%	12.50%	12.50%

(footnotes follow tables)

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

(2) Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(207.5) million, or (7.87%) of total assets at December 31, 2003, and $13.5 million, or 0.60%, at December 31, 2002. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 13, Analysis of Net Interest Spread.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the years ended December 31, 2003, 2002 and 2001, the Company purchased loans of $34.5 million, $52.0 million and $4.9 million, respectively, while loan originations, net of repayments, totaled $722.1 million, $368.6 million and $346.3 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth. During the years ended December 31, 2003, 2002 and 2001, the Company sold $572.2 million, $457.7 million and $270.3 million, respectively, of loans. Net deposit growth was $173.2 million, $202.0 million and $103.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. FHLB advances increased $146.8 million for the year ended December 31, 2003, and decreased $36.2 million and $5.1 million for the years ended December 31, 2001 and 2000, respectively. Other borrowings increased $44.9 million for the year ended December 31, 2003, decreased $35.5 million for the year ended December 31, 2002 and increased $2.2 million for the year ended December 31, 2001.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the years ended December 31, 2003, 2002 and 2001, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At December 31, 2003, the Bank had outstanding loan commitments totaling $546.3 million, including undisbursed loans in process and unused credit lines totaling $527.5 million. While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with the Bank's historical experience and does not represent a departure from normal operations. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances that in the aggregate may equal the lesser of 35% of the Bank's assets or adjusted qualifying collateral, up to a total possible credit line of $920.9 million at December 31, 2003. Advances under this credit facility totaled $612.5 million, or 22.3% of the Bank's assets, at December 31, 2003. The Bank also has access to additional short-term funds through a $26.0 million commercial bank credit line.

At December 31, 2003, certificates of deposit amounted to $981.0 million, or 58.7% of the Bank's total deposits, including $671.9 million which were scheduled to mature by December 31, 2004. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At December 31, 2003 the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business-Regulation," and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's and the Bank's regulatory capital requirements.

Table 17, Regulatory Capital Ratios, shows the regulatory capital ratios of the Company and its subsidiary Bank as of December 31, 2003 and minimum regulatory requirements for the Bank to be categorized as "well-capitalized."

Table 17: Regulatory Capital Ratios

	The Company	The Bank	"Well-capitalized" Minimum Ratio
Capital Ratios
Total capital to risk-weighted assets	12.77%	11.64%	10.00%
Tier 1 capital to risk-weighted assets	11.48	10.34	6.00
Tier 1 leverage capital to average assets	8.73	7.87	5.00

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

Contractual Obligations

	Total	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years
(in thousands)
Advances from Federal Home Loan Bank	$612,552	$321,094	$130,600	$65,930	$94,928
Junior subordinated debentures	56,703	--	--	--	56,703
Other borrowings	69,443	68,787	173	--	483
Operating lease obligations	9,055	2,325	3,107	1,648	1,975
Purchase obligations	78	78	--	--	--
Total	$747,831	$392,284	$133,880	$67,578	$154,089

At December 31, 2003, the Company had commitments to extend credit of $546.3 million. In addition, the Company has contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which the financial obligations of the Company are dependent upon acceptable performance by the vendor. For additional information regarding future financial commitments, this discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing, including Note 28: "Financial Instruments With Off Balance Sheet Risk."

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

See pages 45-49 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 54.


ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

ITEM 10 - Directors and Executive Officers of the Registrant

The information contained under the section captioned "Proposal - Election of Directors," "Meetings and Committees of the Board of Directors" and "Shareholder Proposals" in the Registrant's Proxy Statement is incorporated herein by reference.

Information regarding the executive officers of the Registrant is provided herein in Part I, Item 1 hereof.

Reference is made to the cover page of this Annual Report and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of the Stockholders regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11 - Executive Compensation

Information regarding management compensation and employment contracts, director compensation, and Compensation Committee interlocks and insider participation in compensation decisions, Compensation Committee report and performance graph is incorporated by reference to the section captioned "-Executive Compensation," "Directors' Compensation," and "Compensation Committee Matters," respectively, in the Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2003.
Plan Category:	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Option plan	1,700,890	$15.18	205,089
Restricted stock plan	31,011	n/a	17,990

Equity compensation plans not approved by security holders:	none	n/a	none

Total	1,731,901		223,079


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders.

(c) Changes in Control

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

ITEM 14 - Principal Accountant Fees and Services

The information contained under the section captioned "Independent Auditors" in the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

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

{b}		Reports on 8-K:

Reports on Form 8-K filed during the quarter ended December 31, 2003 are as follows:

	Date Filed	Purpose

	10/24/2003	On October 24, 2003, Banner Corporation issued its earnings release for the third quarter ended September 30, 2003.

12/19/2003

On December 19, 2003, the Registrant announced that its Board of Directors had elected two new members, Edward L. Epstein and Michael M. Smith. Messrs. Epstein and Smith will stand for election at Registrant's annual meeting in April 2004.

{c}		Exhibits

See Index of Exhibits on page 95.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

Banner Corporation

/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 11, 2004.

/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer; Director (Principal Executive Officer)	/s/ Lloyd W. Baker Lloyd W. Baker Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David Casper David Casper Director	/s/ Robert D. Adams Robert D. Adams Director

/s/ Edward L. Epstein Edward L. Epstein Director	/s/Jesse G. Foster Jesse G. Foster Director

/s/ Gary Sirmon Gary Sirmon Chairman of the Board	/s/ Dean W. Mitchell Dean W. Mitchell Director

/s/ Brent A. Orrico Brent A. Orrico Director	/s/Wilber Pribilsky Wilber Pribilsky Director

/s/ Michael M. Smith Michael M. Smith Director	/s/Gordon E. Budke Gordon E. Budke Director


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 14 (a) (1))


March 11, 2004

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

/s/ D. Michael Jones D. Michael Jones Chief Executive Officer

/s/ Lloyd W. Baker Lloyd W. Baker Chief Financial Officer

March 11, 2004

Report of the Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors is comprised entirely of independent directors who are not employees of the Company. The Audit Committee has reviewed the audited financial statements of Banner Corporation with management of the Company, including a discussion of the quality of the accounting principles applied and significant judgments and estimates affecting the financial statements. The Audit Committee has also discussed with the independent auditors the auditors' opinion of the quality of those principles and significant judgments as applied by management in preparation of the financial statements. In addition, the members of the Audit Committee have discussed among themselves, without management or the independent auditors present, the information disclosed to the committee by management and the outside auditors and have met regularly with the internal audit staff, without management present, to review compliance with approved policies and procedures. In reliance on these reviews and discussions, the Audit Committee believes that the financial statements of Banner Corporation and subsidiaries are fairly presented.

/s/Gordon E. Budke
Gordon E. Budke
Audit Committee Chairman


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Banner Corporation and Subsidiaries

Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/Deloitte and Touche LLP

DELOITTE & TOUCHE LLP

Seattle, Washington

March 11, 2004


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$77,298	$132,910
Securities available for sale, cost $670,033 and $415,855
Encumbered	55,228	32,955
Unencumbered	619,714	388,267
	674,942	421,222
Securities held to maturity, fair value $28,402 and $13,414
Encumbered	216	--
Unencumbered	27,016	13,253
	27,232	13,253

Federal Home Loan Bank stock	34,693	32,831
Loans receivable:
Held for sale, fair value $16,199 and $39,984	15,912	39,366
Held for portfolio	1,711,013	1,534,100
Allowance for loan losses	(26,060)	(26,539)
	1,700,865	1,546,927

Accrued interest receivable	13,410	13,689
Real estate owned held for sale, net	2,967	6,062
Property and equipment, net	22,818	20,745
Goodwill and other intangibles, net	36,513	36,714
Deferred income tax asset, net	1,941	2,786
Bank-owned life insurance	33,669	31,809
Other assets	8,965	4,224
	$2,635,313	$2,263,172
LIABILITIES
Deposits:
Non-interest-bearing	$205,656	$200,500
Interest-bearing	1,465,284	1,297,278
	1,670,940	1,497,778

Advances from Federal Home Loan Bank	612,552	465,743
Junior subordinated debentures	56,703	--
Trust preferred securities	--	40,000
Other borrowings	69,444	41,202
Accrued expenses and other liabilities	18,444	24,700
Deferred compensation	4,252	3,372
Income taxes payable	178	--
	2,432,513	2,072,795
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value, 27,500,000 shares authorized, 13,201,419 shares issued: 11,473,331 shares and 11,306,977 shares outstanding at December 31, 2003 and 2002, respectively	123,375	120,554
Retained earnings	80,286	70,813
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	3,191	3,488
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:
434,299 and 515,707 restricted shares outstanding at December 31, 2003 and 2002, respectively, at cost	(3,589)	(4,262)

Carrying value of shares held in trust for stock related compensation plans	(3,554)	(3,190)
Liability for common stock issued to deferred, stock related, compensation plan	3,091	2,974
	(463)	(216)
	202,800	190,377
	$2,635,313	$2,263,172

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for per share data)
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
INTEREST INCOME:
Loans receivable	$116,211	$123,352	$135,765
Mortgage-backed securities	12,319	10,738	12,196
Securities and cash equivalents	11,911	10,186	9,705
	140,441	144,276	157,666
INTEREST EXPENSE:
Deposits	34,984	39,206	52,702
Federal Home Loan Bank advances	21,842	24,094	29,990
Trust preferred securities	2,233	1,151	--
Other borrowings	789	1,518	3,252
	59,848	65,969	85,944
Net interest income before provision for loan losses	80,593	78,307	71,722

PROVISION FOR LOAN LOSSES	7,300	21,000	13,959
Net interest income	73,293	57,307	57,763

OTHER OPERATING INCOME:
Loan servicing fees	1,056	1,471	1,158
Other fees and service charges	7,224	5,804	5,704
Mortgage banking operations	9,447	6,695	4,575
Gain on sale of securities	63	27	687
Miscellaneous	1,791	1,880	1,341
Total other operating income	19,581	15,877	13,465

OTHER OPERATING EXPENSES:
Salary and employee benefits	47,032	38,262	29,865
Less capitalized loan origination costs	(7,196)	(5,780)	(4,897)
Occupancy and equipment	9,575	8,522	7,947
Information/computer data services	3,532	3,331	4,191
Check kiting loss	--	--	8,100
Professional services	2,684	2,081	1,723
Advertising	3,373	2,220	1,171
Miscellaneous	10,876	11,809	11,536
Total other operating expenses	69,876	60,445	59,636

Income before provision for income taxes	22,998	12,739	11,592

PROVISION FOR INCOME TAXES	6,891	3,479	4,142

NET INCOME	$16,107	$9,260	$7,450

Earnings per common share: see Note 25
Basic	$1.49	$0.85	$0.67
Diluted	$1.44	$0.82	$0.64
Cumulative dividends declared per common share	$0.61	$0.60	$0.56

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

NET INCOME	$16,107	$9,260	$7,450

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferredincome tax (benefit) of $138, $637 and $2,107	(256)	1,241	3,836
Less adjustment for gains included in net income, net of income tax of $22, $10 and $240	(41)	(17)	(447)
Other comprehensive income (loss)	(297)	1,224	3,389

COMPREHENSIVE INCOME	$15,810	$10,484	$10,839

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2003, 2002 and 2001
	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2003	$120,554	$70,813	$3,488	$(4,262)	$(216)	$190,377

Net income		16,107				16,107

Change in valuation of securities available for sale, net of income taxes			(297)			(297)

Cash dividend on common stock ($.61/share cumulative)		(6,634)				(6,634)

Purchase and retirement of common stock	(475)					(475)

Proceeds from issuance of common stock for exercise of stock options	1,955					1,955

Net issuance of stock through employees' stock plans, including tax benefit	1,341			673	(379)	1,635

Amortization of compensation related to MRP					132	132

BALANCE, December 31, 2003	$123,375	$80,286	$3,191	$(3,589)	$(463)	$202,800

Continued


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2002	$126,844	$68,104	$2,264	$(4,769)	$(103)	$192,340

Net income		9,260				9,260

Change in valuation of securities available for sale, net of income taxes			1,224			1,224

Cash dividend on common stock ($.60/share cumulative)		(6,551)				(6,551)

Purchase and retirement of common stock	(8,391)					(8,391)

Proceeds from issuance of common stock for exercise of stock options	1,205					1,205

Net issuance of stock through employees' stock plans, including tax benefit	896			507	(155)	1,248

Amortization of compensation related to MRP					42	42

BALANCE, December 31, 2002	$120,554	$70,813	$3,488	$(4,262)	$(216)	$190,377

Continued


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years ended December 31, 2003, 2002 and 2001
	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2001	$133,389	$66,893	$(1,125)	$(5,234)	$(578)	$$193,795

Net income		7,450				7,450

Change in valuation of securities available for sale, net of income taxes			3,389			3,389

Cash dividend on common stock ($.56/share cumulative)		(6,239)				(6,239)

Purchase and retirement of common stock	(10,162)					(10,162)

Proceeds from issuance of common stock for exercise of stock options	2,277					2,277

Net issuance of stock through employees' stock plans, including tax benefit	890			465	(48)	1,307

Amortization of compensation related to MRP					523	523

BALANCE, December 31, 2001	$126,844	$68,104	$2,264	$(4,769)	$(103)	$192,340


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201	13,201
Number of shares, end of period	13,201	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,894)	(1,567)	(1,196)
Purchase and retirement of common stock	(24)	(423)	(569)
Issuance of common stock to deferred compensation plans and/or exercised stock options	190	96	198
Number of shares retired, end of period	(1,728)	(1,894)	(1,567)

SHARES OUTSTANDING, END OF PERIOD	11,473	11,307	11,634

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(516)	(577)	(633)
Release of earned shares	82	61	56
Number of shares, end of period	(434)	(516)	(577)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$16,107	$9,260	$7,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,884	4,844	6,407
Loss (gain) on sale of securities	(63)	(27)	(687)
Increase in cash surrender value of bank owned life insurance	(1,860)	(1,505)	(1,114)
Loss (gain) on sale of loans, excluding capitalized servicing rights	(7,870)	(5,649)	(4,468)
Loss (gain) on disposal of real estate held for sale and property and equipment	(50)	920	289
Provision for losses on loans and real estate held for sale	7,698	21,000	14,050
FHLB stock dividend	(1,862)	(1,957)	(2,033)
Capitalization of servicing rights	(1,576)	(1,046)	(1,077)
Net change in:
Loans held for sale	23,454	3,869	(35,301)
Other assets	(3,104)	4,000	(7,075)
Other liabilities	(5,177)	7,698	5,758
Net cash provided (used) by operating activities	33,581	41,407	(16,831)

INVESTING ACTIVITIES:
Purchases of securities	(739,786)	(355,224)	(125,381)
Principal repayments and maturities of securities	419,638	234,787	136,247
Proceeds from sales of securities	49,287	4,670	4,828
Origination of loans, net of principal repayments	(721,473)	(368,621)	(346,316)
Purchases of loans and participating interest in loans	(34,458)	(51,999)	(4,860)
Proceeds from sales of loans and participating interest in loans	572,231	457,671	270,254
Purchases of property and equipment-net	(5,285)	(5,452)	(3,592)
Proceeds from sale of real estate held for sale-net	10,859	2,481	4,221
Investment in bank owned life insurance	--	(10,000)	(5,000)
Cash (used for) provided by acquisitions	--	(6,519)	--
Other	(47)	(326)	(131)
Net cash used by investing activities	(449,034)	(98,542)	(69,730)

FINANCING ACTIVITIES
Increase (decrease) in deposits	173,162	168,468	103,096
Proceeds from FHLB advances	463,000	310,931	213,064
Repayment of FHLB advances	(316,191)	(347,170)	(218,180)
Proceeds from issuance of trust preferred securities	15,000	38,723	--
Increase (decrease) repurchase agreement borrowings	21,586	(29,365)	(3,564)
Increase (decrease) in other borrowings	6,656	(6,849)	5,638
Cash dividends paid	(6,486)	(6,479)	(6,284)
Repurchases of stock, net of forfeitures	(475)	(8,391)	(10,158)
ESOP shares earned	1,635	1,244	1,044
Exercise of stock options	1,954	1,205	2,277
Net cash provided by financing activities	359,841	122,317	86,933

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANK	(55,612)	65,182	372

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	132,910	67,728	67,356
CASH AND DUE FROM BANKS, END OF PERIOD	$77,298	$132,910	$67,728

(Continued on next page)


Banner CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)
(continued from prior page)

	2003	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$60,200	$67,372	$86,684
Taxes paid	5,000	4,900	7,580
Non-cash transactions:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned	7,733	6,442	4,159
Net change in accrued dividends payable	148	72	45
Stock issued to Rabbi Trust/MRP	380	155	52
Recognize tax benefit of vested MRP shares	--	4	259
Recognition of investment in trusts due to deconsolidation	1,703	--	--
Change in other assets/liabilities	52	1,488	188

The following summarizes the non-cash activities relating to acquisitions:
Fair value of assets and intangibles acquired, including goodwill	$--	$(44,544)	$--
Fair value of liabilities assumed	--	34,453	--
Cash paid out in acquisition	--	(10,091)	--
Less cash acquired	--	3,572	--
Net cash (used for) provided by acquisitions	$--	$(6,519)	$--

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities for its wholly owned subsidiary, Banner Bank (BB or the Bank). BB is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). BB conducts business from its main office in Walla Walla, Washington, and, as of December 31, 2003, its 42 branch offices and nine loan production offices located in 20 counties in Washington, Oregon and Idaho.

The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions, Division of Banks and the FDIC.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of customer checking and savings deposits, Federal Home Loan Bank (FHLB) advances, trust preferred securities and repurchase agreements. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. BANR's net income is significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

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


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

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the carrying value of the defaulted loan. Development, improvement and direct holding costs relating to the property are capitalized. The carrying value of such property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value. Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized. The amounts the Bank will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of future market factors beyond the Bank's control or because of changes in the Bank's strategy for recovering the investment.

Property and Equipment: The provision for depreciation is based upon the straight-line method applied to individual assets and groups of assets acquired in the same year at rates adequate to charge off the related costs over their estimated useful lives:

Buildings and leased improvements	10-30	years
Furniture and equipment	3-10	years

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

Goodwill and Other Intangible Assets: Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. The excess cost over fair value of net assets acquired consists of goodwill and core deposit premiums. Prior to January 1, 2002, the Company's goodwill was being amortized using the straight-line method over 14 years. Other intangible assets are amortized over their estimated useful lives. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill relating to past and future acquisitions. See further discussion in Notes 3 and 21.

Mortgage Servicing Rights: Purchased servicing rights represent the cost of acquiring the right to service mortgage loans. Originated servicing rights are recorded when mortgage loans are originated and subsequently sold or securitized with the servicing rights retained. The total cost


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

Derivative Instruments: In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company adopted SFAS No. 133 effective on January 1, 2001. Derivatives include "off-balance-sheet" financial products, the value or which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company and the Bank generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, the Bank issues "rate lock" commitments to borrowers and obtains offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with SFAS No. 133, as amended. Accordingly, on December 31, 2003, the Company recorded an asset of $26,000 and a liability of $19,000, representing the estimated market value of those commitments. On December 31, 2003, the Company and the Bank had no other investment related off-balance-sheet derivatives. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Transfers and Servicing of Financial Assets: In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions of this statement did not have a material effect on the Company's financial position or results of operations.

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

	Years Ended December 31

	2003	2002	2001
Net income attributable to common stock:
Basic:
As reported	$16,107	$9,260	$7,450
Pro forma	14,995	8,357	6,561
Diluted:
As reported	$16,107	$9,260	$7,450
Pro forma	14,995	8,357	6,561
Net income per common share:
Basic:
As reported	$1.49	$0.85	$0.67
Pro forma	1.38	0.76	0.59
Diluted:
As reported	$1.44	$0.82	$0.64
Pro forma	1.34	0.74	0.57


The compensation expense included in the pro forma net income attributable to diluted common stockholders and diluted earnings per common share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	Years Ended December 31

	2003		2002		2001
Annual dividend yield	2.53 to 3.76%		2.58 to 3.56%		3.25%
Expected volatility	29.5 to 49.6%		40.2 to 64.8%		28.3 to 57.8%
Risk free interest rate	2.94 to 4.44%		2.63 to 5.21%		4.25 to 5.09%
Expected lives	5 to 9	yrs	5 to 9	yrs	5 to 9	yrs

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

Under the terms of the transactions, the TPS have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the TPS are entitled to receive cumulative cash distributions at a variable annual rate. The initial issue, of $25 million, has a current interest rate of 4.92% (4.92% at the most recent quarter end), which is reset semi-annually to equal six-month LIBOR plus 3.70%. The second issue, of $15 million, has a current rate of 4.50% (4.47% at the most recent quarter end), which is reset quarterly to equal three-month LIBOR plus 3.35%. The third issue, of $15 million, has a current rate of 4.04% (4.02% at the most recent quarter end), which is reset quarterly to equal three-month LIBOR plus 2.90%.

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

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group "DIG" process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was effective for contracts entered into or modified


after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Bank's adoption of SFAS No. 149 did not result in a material impact on the Company's financial statements.

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

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, Consolidation of Certain Variable Interest Entities-An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a Variable Interest Entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN 46 is effective for newly created VIEs beginning February 1, 2003 and for existing VIEs as of the third quarter of 2003. The adoption of FIN 46 resulted in the deconsolidation of the special purpose business trusts effective December 31, 2003. This increased the Bank's held-to-maturity investments and related borrowings by $1.7 million.

Note 3: ADOPTION OF SFAS NO. 142-GOODWILL

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

The following table shows the pro forma effects of SFAS No. 142 applied to the prior comparative periods

(in thousands except per share amounts):

	Years Ended December 31
	2003	2002	2001
Reported Net Income (loss)	$16,107	$9,260	$7,450
Add Back: Goodwill amortization	--	--	3,180
Adjusted Net Income	$16,107	$9,260	$10,630

Basic earnings per share as reported	$1.49	0.85	$0.67
Goodwill amortization	--	--	0.28
Adjusted basic earnings per share	$1.49	$0.85	$0.95

Diluted earnings per share as reported	$1.44	0.82	$0.64
Goodwill amortization	--	--	0.28
Adjusted diluted earnings per share	$1.44	$0.82	$0.92

Note 4: CASH, DUE FROM BANKS AND CASH EQUIVALENTS

Cash, due from banks and cash equivalents consisted of the following (in thousands):
	December 31
	2003	2002
Cash on hand and due from banks	$74,654	$89,989
Cash equivalents:
Short-term cash investments	144	121
Federal funds sold	2,500	42,800
	$77,298	$132,910

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.


FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $35 million and $28 million at December 31, 2003 and 2002, respectively.

Note 5: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (dollars in thousands):

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$163,365	$203	$(2,227)	$161,341	23.90%
Municipal bonds:
Taxable	4,797	336	(1)	5,132	0.76%
Tax exempt	20,257	428	(97)	20,588	3.05%
Total municipal bonds	25,054	764	(98)	25,720	3.81%

Corporate bonds	68,926	1,187	(602)	69,511	10.30%
Mortgage-backed or related securities:
FHLMC certificates	63,803	241	(261)	63,783	9.45%
FHLMC collateralized mortgage obligations	66,395	1,253	(87)	67,561	10.01%
Total FHLMC mortgage-backed securities	130,198	1,494	(348)	131,344	19.46%

GNMA certificates	13,678	408	--	14,086	2.09%
GNMA collateralized mortgage obligations	32,885	532	--	33,417	4.95%
Total GNMA mortgage-backed securities	46,563	940	--	47,503	7.04%

FNMA certificates	81,826	1,076	(118)	82,784	12.27%
FNMA collateralized mortgage obligations	46,122	369	(28)	46,463	6.88%
Total FNMA mortgage-backed securities	127,948	1,445	(146)	129,247	19.15%

Other mortgage-backed securities	8,000	--	(32)	7,968	1.18%
Other collateralized mortgage obligations	97,941	783	(160)	98,564	14.60%

Equity securities:
FHLMC stock	1,025	1,555	--	2,580	0.38%
FNMA stock	1,003	92	--	1,095	0.16%
FARMERMAC stock	10	49	--	59	0.01%
Miscellaneous equities	--	10	--	10	0.01%
	$670,033	$8,522	$(3,613)	$674,942	100.00%

Proceeds from sales of securities during the year ended December 31, 2003 were $49,287,000. Gross gains of $384,000 and gross losses of $321,000 were realized on those sales.


Note 5: SECURITIES AVAILABLE FOR SALE (continued)

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$91,210	$704	$--	$91,914	21.83%
Municipal bonds:
Taxable	5,146	355	(97)	5,404	1.28%
Tax exempt	17,875	536	(28)	18,383	4.36%
Total municipal bonds	23,021	891	(125)	23,787	5.64%

Corporate bonds	35,975	274	(1,541)	34,708	8.24%
Mortgage-backed or related securities:
FHLMC certificates	37,416	751	(1)	38,166	9.06%
FHLMC collateralized mortgage obligations	46,301	296	(58)	46,539	11.05%
Total FHLMC mortgage- backed securities	83,717	1,047	(59)	84,705	20.11%

GNMA certificates	26,860	869	--	27,729	6.58%
GNMA collateralized mortgage obligations	6,505	108	--	6,613	1.57%
Total GNMA mortgage- backed securities	33,365	977	--	34,342	8.15%

FNMA certificates	20,552	596	--	21,148	5.02%
FNMA collateralized mortgage obligations	49,617	292	(69)	49,840	11.83%
Total FNMA mortgage- backed securities	70,169	888	(69)	70,988	16.58%

Other mortgage-backed securities	8,000	--	--	8,000	1.90%
Other collateralized mortgage obligations	69,308	851	(192)	69,967	16.62%

Equity securities:
FHLMC stock	1,026	1,595	--	2,621	0.62%
FNMA stock	3	74	--	77	0.02%
FARMERMAC stock	10	46	--	56	0.01%
Miscellaneous equities	51	6	--	57	0.01%
	$415,855	$7,353	$(1,986)	$421,222	100.00%

Proceeds from sales of securities during the year ended December 31, 2002 were $4,670,000. Gross gains of $27,000 and no gross losses were realized on those sales.

At December 31, 2003 and 2002, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government, its agencies and U.S. Government sponsored entities) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.

At December 31, 2003, an aging of unrealized losses and the fair value of related available-for-sale securities were as follows (in thousands):

	December 31, 2003
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U. S. Government and agency obligations	$121,410	$(2,227)	$--	$--	$121,410	$(2,227)

Municipal bonds	4,715	(98)	--	--	4,715	(98)

Corporate bonds	17,899	(89)	9,361	(513)	27.260	(602)

Mortgage-backed or related securities	102,559	(686)	--	--	102,559	(686)

Equity securities	--	--	--	--	--	--

	$246,583	$(3,100)	$9,361	$(513)	$255,944	$(3,613)


Management does not believe that any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. The $513,000 unrealized losses in the twelve months or greater category reflect two trust preferred securities that are part of the corporate bond portfolio. In the opinion of management these unrealized losses do not reflect a deterioration of the credit worthiness of the issuing entities, nor the probable payment of principal and interest according to the contractual terms of the securities.

At December 31, 2003, the Bank had entered into forward commitments with notional amounts totaling $1.2 million to purchase "when issued" securities to settle on the first available settlement date in January 2004. These "when issued" securities were not required to be reported as derivatives as they could not be settled until January 2004, the first available day for settlement.

The amortized cost and estimated fair value of securities available for sale at December 31, 2003 and 2002, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003		December 31, 2002
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value

Due in one year or less	$105,413	$105,540	$17,331	$17,537
Due after one year through five years	166,187	164,996	79,661	75,725
Due after five years through ten years	111,825	112,377	53,546	59,079
Due after ten years	284,570	288,285	264,227	266,070
	667,995	671,198	414,765	418,411
Equity securities	2,038	3,744	1,090	2,811
	$670,033	$674,942	$415,855	$421,222

Note 6: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (dollars in thousands):

	December 31, 2003
	Percent of total	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FHLMC certificates:	0.79%	$216	$12	$--	$228
FNMA certificates	1.17%	319	23	--	342
	1.96%	535	35	--	570

Municipal bonds:
Taxable	0.38%	104	8	--	112
Tax Exempt	65.70%	17,890	136	(13)	18,013
	66.08%	17,994	144	(13)	18,125

Corporate bonds	25.71%	7,000	1,004	--	8,004

Common capital securities issued by unconsolidated financing subsidiary of the Company	6.25%	1,703	--	--	1,703
	100.00%	$27,232	$1,183	$(13)	$28,402


Note 6: SECURITIES HELD TO MATURITY(continued)

	December 31, 2002
	Percent of total	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FHLMC certificates:	5.10%	$676	$44	$--	$720
FNMA certificates	3.58%	475	26	--	501
	8.68%	1,151	70	--	1,221

Municipal bonds:
Taxable	8.32%	1,103	7	--	1,110
Tax Exempt	20.55%	2,724	54	--	2,778
	28.87%	3,827	61	--	3,888

Corporate bonds	52.83%	7,000	30	--	7,030
Asset-backed securities	9.62%	1,275	--	--	1,275
	100.00%	$13,253	$161	$--	$13,414

At December 31, 2003 an aging of unrealized losses and the fair value of related held-to-maturity securities were as follows (in thousands):
	December 31, 2003
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal bonds	$7,670	$(13)	$--	$--	$7,670	$(13)

Management does not believe that any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates.

The amortized cost and estimated fair value of securities held to maturity at December 31, 2003 and 2002, by contractual maturity, are shown below (in thousands):

	December 31, 2003		December 31, 2002
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$1,703	$1,703	$1,450	$1,457
Due after one year through five years	463	487	1,731	1,761
Due after five years through ten years	1,521	1,547	103	110
Due after ten years	23,545	24,665	9,969	10,086
	$27,232	$28,402	$13,253	$13,414

Note 7: ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities and cash equivalents for the periods indicated (in thousands):

	Years Ended December 31

	2003	2002	2001

Taxable interest income	$8,715	$6,869	$5,952
Tax-exempt interest income	1,222	1,274	1,619
Other stock-dividend income	111	83	101
Federal Home Loan Bank stock- dividend income	1,863	1,960	2,033
Total income from securities and cash equivalents	$11,911	$10,186	$9,705


Note 8: LOANS RECEIVABLE

Loans receivable at December 31, 2003 and 2002 are summarized as follows (dollars in thousands) (includes loans held for sale):

	December 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Loans:
Secured by real estate:
One- to four-family	$275,197	15.94%	$329,314	20.93%
Consumer secured by one- to four family	31,277	1.81	26,195	1.66
Total one- to four family	306,474	17.75	355,509	22.59
Commercial	455,964	26.40	379,099	24.09
Multifamily	89,072	5.16	72,333	4.60
Construction and land	398,954	23.10	339,516	21.58
Commercial business	321,671	18.63	285,231	18.13
Agricultural business	118,903	6.89	102,626	6.52
Consumer	35,887	2.07	39,152	2.49
Total loans outstanding	1,726,925	100.00%	1,573,466	100.00%

Less allowance for loan losses	26,060		26,539

Total net loans at end of period	$$1,700,865		$$1,546,927

Loan amounts are net of unearned, unamortized loan fees of $6,754,000 and $5,554,000 at December 31, 2003 and 2002, respectively.

A substantial portion of the loans are to borrowers in the states of Washington, Oregon and Idaho. Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

Loans serviced for others totaled $278,185,000 and $252,936,000 at December 31, 2003 and 2002, respectively. Custodial accounts maintained in connection with this servicing totaled $3,840,000 and $6,584,000 at December 31, 2003 and 2002, respectively.

The Company's outstanding loan commitments totaled $546,319,000 and $410,907,000 at December 31, 2003 and 2002, respectively. In addition, the Company had outstanding commitments to sell loans of $33,565,000 and $66,211,000 at December 31, 2003 and 2002, respectively.

The Company's loans by geographic concentration at December 31, 2003 were as follows (in thousands):

	Washington	Oregon	Idaho	Other	Total
Secured by real estate:
One-to four-family	$254,064	$37,390	$4,567	$10,453	$306,474
Commercial	338,778	84,933	16,447	15,807	455,965
Multifamily	75,475	4,455	1,239	7,903	89,072
Construction and land	190,853	199,413	3,694	4,994	398,954
Commercial business	242,882	49,644	26,144	3,001	321,671
Agricultural business	39,756	61,366	17,070	710	118,902
Consumer	19,864	13,956	1,468	599	35,887
	$1,161,672	$451,157	$70,629	$43,467	$1,726,925

The Company's outstanding loans receivable from directors and officers of the Company and entities related to the directors and officers totaled $8,626,000 and $7,387,000 as of December 31, 2003 and 2002, respectively.


The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

	December 31, 2003		December 31, 2002
	Loan amount	Allocated reserves	Loan amount	Allocated reserves

Impaired loans:
Non-accrual	$28,010	$4,328	$33,083	$5,424
Accrual	--	--	--	--

	$28,010	$4,328	$33,083	$5,424

As of December 31, 2003, the Company was committed to advance $300,000 in funds on its impaired loans.

The average balance of impaired loans and the related interest income recognized were as follows:

	Years Ended December 31

	2003	2002	2001

Average balance of impaired loans	$28,812	$23,334	$8,923
Interest income recognized	--	--	--

For the years ended December 31, 2003, 2002 and 2001 additional interest income of $2,852,000, $1,842,000 and $493,000, respectively, would have been recorded had non-accrual loans been current.

The Company originates both adjustable- and fixed-rate loans. At December 31, 2003 and 2002, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31
	2003	2002
Fixed-rate (term to maturity):
Due in one year or less	$98,799	$85,935
Due after one year through three years	71,593	73,482
Due after three years through five years	115,633	102,545
Due after five years through ten years	2,583	144,688
Due after ten years	378,248	284,847
	$666,856	$691,497
Adjustable-rate (term to rate adjustment):
Due in one year or less	$799,027	$732,867
Due after one year through three years	85,330	71,877
Due after three years through five years	164,124	68,103
Due after five years through ten years	323	9,122
Due after ten years	11,265	--
	$1,060,069	$881,969

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime (The Wall Street Journal) or LIBOR rates, One to Five Year Constant Maturity Treasury Indices, the FHLB's National Cost of Funds Index or 11th District Cost of Funds. Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that primarily have been utilized to fund these loans.

The Bank has invested, as of December 31, 2003, $50,000 in two limited partnerships, Homestead Equity Fund II and III (HEF), that develop low income housing projects. The Bank's partnership interests commit it to invest up to $5,000,000 in the partnership. In connection with HEF II's initial development of a project, the Bank has made a commercial loan to the partnership that has an outstanding balance of $5,869,000 at December 31, 2003. The Bank is committed on this loan to advance up to $6,930,000. The loan is secured by notes from the limited partners, which includes the Bank, to make capital contributions to the partnership.


Note 9: ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

	Years Ended December 31

	2003	2002	2001

Balance, beginning of period	$26,539	$17,552	$15,314

Allowance added through business combinations		460	--
Sale of credit card portfolio		--	--

Provision	7,300	21,000	13,959
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	14	--	2
Commercial	--	--	--
Multifamily	--	--	--
Construction and Land	80	39
Commercial business	924	209	118
Agricultural business	13	3	--
Consumer	44	74	22
	1,075	325	142
Loans charged off:
Secured by real estate:
One- to four-family	(357)	(102)	(97)
Commercial	(2,289)	(103)	--
Multifamily	--	--	--
Construction and land	(986)	(1,129)	(107)
Commercial business	(4,496)	(10,643)	(10,541)
Agricultural business	(214)	(157)	(208)
Consumer	(512)	(664)	(910)
	(8,854)	(12,798)	(11,863)

Net charge-offs	(7,779)	(12,473)	(11,721)

Balance, end of period	$26,060	$26,539	$17,552

Ratio of allowance to net loans before allowance for loan losses	1.51%	1.69%	1.10%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.47%	0.78%	0.75%

The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):

	December 31
	2003	2002	2001
Specific or allocated loss allowance:
Secured by real estate:
One- to four-family	$749	$670	$2,366
Commercial	5,058	5,284	3,967
Multifamily	445	361	593
Construction and land	5,207	5,892	3,431
Commercial business	8,161	8,788	4,660
Agricultural business	3,194	2,164	990
Consumer	482	698	774
Total allocated	23,296	23,857	16,781
Unallocated	2,764	2,682	771
Total allowance for loan losses	$26,060	$26,539	$17,552

Ratio of allowance for loan losses to non-performing loans	0.92%	0.74%	0.97%


Note 10: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2003 and 2002 are summarized as follows (in thousands):

	December 31
	2003	2002

Buildings and leasehold improvements	$23,795	$21,214
Furniture and equipment	21,782	19,728
	45,577	40,942
Less accumulated depreciation	25,746	23,115
	19,831	17,827
Land	2,987	2,918

	$22,818	$20,745

The Bank's obligation under long-term property leases over the next five years is as follows: 2004, $2,325,000; 2005, $1,680,000; 2006, $1,427,000; 2007, $976,000; 2008, $672,000; and thereafter, $1,975,000.

Note 11: DEPOSITS

Deposits consist of the following at December 31, 2003 and 2002 (dollars in thousands):

	December 31 2003	Percent of Total	December 31 2002	Percent of Total

Demand, NOW and money market accounts, including non-interest-bearing deposits at December 31, 2003 and 2002 of $205,656 and $200,500, respectively, 0% to 4%	$642,125	38.43%	$528,621	35.30%

Regular savings, 0% to 1%	47,792	2.86	44,334	2.96

Certificate accounts:
0.00% to 2.00%	485,971	29.08	97,727	6.52
2.01% to 4.00%	338,373	20.25	609,870	40.72
4.01% to 6.00%	128,464	7.69	153,431	10.24
6.01% to 8.25%	28,215	1.69	63,795	4.26
	981,023	58.71	924,823	61.74
	$1,670,940	100.00%	$1,497,778	100.00%

Deposits at December 31, 2003 and 2002 include public funds of $152,035,000 and $127,922,000, respectively. Securities with a carrying value of $33,222,000 and $24,811,000 were pledged as collateral on these deposits at December 31, 2003 and 2002, respectively, which exceeded the minimum collateral requirements established by state regulations.

Scheduled maturities of certificate accounts at December 31, 2003 and 2002 are as follows (in thousands):

	December 31
	2003	2002
Due in one year or less	$671,894	$667,322
Due after one year through two years	124,796	109,294
Due after two years through three years	93,758	61,404
Due after three years through four years	58,307	33,832
Due after four years through five years	16,761	44,025
Due after five years	15,507	8,946
	$981,023	$924,823

Included in deposits are deposit accounts in excess of $100,000 of $546,656,000 and $467,470,000 at December 31, 2003 and 2002, respectively. Interest on deposit accounts in excess of $100,000 totaled $15,090,000 for the year ended December 31, 2003 and $16,364,000 for the year ended December 31, 2002.


The following table sets forth the deposit activities of the Bank for the periods indicated (in thousands):

	Years Ended December 31

	2003	2002	2001
Beginning balance	$1,497,778	$1,295,811	$1,192,715

Acquisitions, at book value	--	33,151	--
Net increase (decrease) before interest credited	138,178	129,610	50,394
Interest credited	34,984	39,206	52,702
Net increase in deposits	173,682	201,967	103,096

Ending balance	$1,670,940	$1,497,778	$1,295,811

Deposit interest expense by type for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

	Years Ended December 31
	2003	2002	2001

Certificates	$29,384	$34,263	$46,367
Demand, NOW and money market accounts	5,099	4,470	5,604
Regular savings	501	473	731
	$34,984	$39,206	$52,702

Note 12: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Bank has entered into borrowing arrangements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB. Additionally, specific securities with a carrying value of $370,728,000 at December 31, 2003 are pledged as security for the loans along with a blanket pledge of qualifying loans receivable. At December 31, 2003, FHLB advances were scheduled to mature as follows; however, certain advances totaling $183,000,000 and due after one year have provisions for early termination exercisable at the discretion of the FHLB (dollars in thousands):

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	1.10%	$41,000	1.84%	$280,094	1.74%	$321,094
Due after one year through two years	--	--	6.21	65,600	6.21	65,600
Due after two years through three years	--	--	3.85	65,000	3.85	65,000
Due after three years through four years	--	--	3.48	21,930	3.48	21,930
Due after four years through five years	--	--	4.62	44,000	4.62	44,000
Due after five years	--	--	6.08	94,928	6.08	94,928
	1.10%	$41,000	3.55%	$571,552	3.39%	$612,552

* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	Years Ended December 31
	2003	2002	2001

Maximum outstanding at any month end	$612,552	$465,743	$515,598
Average outstanding	513,819	451,816	505,631
Weighted average interest rates:
Annual	4.25%	5.33%	5.93%
End of period	3.39%	4.80%	5.68%
Interest expense during the period	$21,842	$24,094	$29,990

As of December 31, 2003, the Bank has established a borrowing line with the FHLB to borrow up to the lesser of 35% of its total assets or the total blanket pool of unpledged eligible collateral which would give it a maximum total credit line of $920,880,000 at December 31, 2003.


Note 13: OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other short-term borrowings.

Retail Repurchase Agreements: At December 31, 2003, retail repurchase agreements carry interest rates ranging from 1.00% to 7.00%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $22,049,000 as of December 31, 2003. The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.

A summary of retail repurchase agreements at December 31, 2003 and 2002 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2003		2002
	Weighted average rate	Balance	Weighted average rate	Balance
Retail repurchase agreements:

Due in one year or less	1.82%	$16,740	2.38%	$8,518
Due after one year through two years	4.04	173	6.76	1,629
Due after two years through three years	--	--	4.04	166
Due after five years	4.61	483	5.00	428
	1.92%	$17,396	3.17%	$10,741

The maximum and average outstanding balances and average interest rates on retail repurchase agreements and other short-term borrowings, such as Fed Funds, were as follows for the years ended December 31, 2003, 2002 and 2001, respectively (dollars in thousands):

	Years Ended December 31

	2003	2002	2001

Maximum outstanding at any month end	$26,357	$19,146	$16,889
Average outstanding	16,313	14,741	14,769
Weighted average interest rates:
Annual	2.11%	3.74%	3.38%
End of period	1.92%	3.17%	2.75%
Interest expense during the period	$344	$552	$499

Wholesale Repurchase Agreements: The table below outlines the wholesale repurchase agreements as of December 31, 2003 and 2002. The agreements to repurchase are secured by mortgage-backed securities with a carrying value of $55,456,000 at December 31, 2003. The broker holds the security while the Bank continues to receive the principal and interest payments from the security. Upon maturity of the agreement the pledged securities will be returned to the Bank.

A summary of wholesale repurchase agreements at December 31, 2003 and 2002 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2003		2002
	Weighted average rate	Balance	Weighted average rate	Balance
Wholesale repurchase agreements:

Due in one year or less	1.16%	$52,047	1.43%	$30,461

The maximum and average outstanding balances and average interest rates on wholesale repurchase agreements were as follows for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	Years Ended December 31

	2003	2002	2001

Maximum outstanding at any month end	$52,047	$60,604	$63,160
Average outstanding	35,402	51,837	58,926
Weighted average interest rates:
Annual	1.26%	1.86%	4.67%
End of period	1.16%	1.43%	2.34%
Interest expense during the period	$445	$966	$2,753


Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities: At December 31, 2003, three wholly-owned subsidiary grantor trusts, Banner Capital Trust I, II, and III (BCT I, II, and III), established by the Company had issued $55 million of pooled Trust Preferred Securities ("trust preferred securities"). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offerings to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Prior to adoption of FIN 46, BCT I, II and III were considered consolidated subsidiaries of the Company. At December 31, 2002, $40 million of trust preferred securities were included in the Company's consolidated balance sheet in the liabilities section, under the caption, "Trust preferred securities," and the $1.7 million common capital securities of the issuer retained by the Company were eliminated against the Company's investment in the trusts. Distributions on these trust preferred securities were recorded as interest expense on the consolidated statements of income.

As a result of the adoption of FIN 46, the Company deconsolidated all three trusts as of December 31, 2003. As a result, the junior subordinated debentures issued by the Company to the trusts, totaling $56.7 million, are reflected in the Company's consolidated balance sheet in the liabilities section at December 31, 2003 under the caption, "Junior subordinated debentures." The Company will record interest expense of the corresponding junior subordinated debentures in its consolidated statements of income. The Company recorded $1.7 million of the common capital securities issued by BCT I, II and III in the securities held-to-maturity in its consolidated balance sheet at December 31, 2003.

BCT I, the initial issue of $25 million, has a current interest rate of 4.92%, which is reset semi-annually to equal six-month LIBOR plus 3.70%. BCT II, the second issue, for $15 million, has a current interest rate of 4.47%, which is reset quarterly to equal three-month LIBOR plus 3.35%. BCT III, the third issue, also for $15 million, has a current interest rate 4.02, which is reset quarterly to equal three-month LIBOR plus 2.90%.

The following table is a summary of current trust preferred securities at December 31, 2003:

	December 31, 2003
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Per Annum Interest Rate	Extension Period	Redemption Option
Banner Capital Trust I	$25,000	$774	$25,774	2032	4.9200%	Ten Consecutive Annual Periods	On or after April 22, 2007
Banner Capital Trust II	15,000	464	15,464	2033	4.5000	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	4.0400	20 Consecutive Quarters	On or after October 8, 2008
Consolidated TPS Liability	$55,000	$1,703	$56,703

	December 31, 2002
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Per Annum Interest Rate	Extension Period	Redemption Option
Banner Capital Trust I	$25,000	$774	$25,774	2032	5.38175%	Ten Consecutive Annual Periods	On or after April 22, 2007
Banner Capital Trust II	15,000	464	15,464	2033	4.76000	20 Consecutive Quarters	On or after January 7, 2008
Consolidated TPS Liability	$40,000	$1,238	$41,238

Additional Credit Line: The Bank also has established a $26,000,000 Fed Funds credit line with a correspondent bank that will expire in July 2004. There were no balances outstanding under this credit line at December 31, 2003 and 2002.


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

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $5,318,000 at December 31, 2003. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired institution. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

The provision for income taxes for the years ended December 31, 2003, 2002, and 2001 differs from that computed at the statutory corporate tax rate as follows (in thousands):

	Years Ended December 31
	2003	2002	2001
Taxes at statutory rate	$8,049	$4,459	$4,057
Increase (decrease) in taxes:
Tax-exempt interest	(429)	(485)	(465)
Amortization of goodwill	--	--	1,099
Investment in life insurance	(626)	(521)	(386)
Difference in fair market value versus basis of released ESOP shares	233	147	100
State income taxes net of federal tax benefit	223	108	320
Tax credits	(243)	--	--
Other	(316)	(229)	(583)
Provision for income taxes	$6,891	$3,479	$4,142

The provision for income tax expense for the years ended December 31, 2003, 2002 and 2001 is composed of the following (in thousands):

	Years Ended December 31
	2003	2002	2001

Current	$5,886	$5,326	$5,115
Deferred	1,005	(1,847)	(973)
	$6,891	$3,479	$4,142


Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets (liabilities) at December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31
	2003	2002
Deferred tax assets:
Loan loss reserves per books	$9,188	$9,345
Deferred compensation and vacation	2,421	2,028
Book vs. tax amortization of intangibles	173	112
Book vs. tax amortization of loan acquisition premiums	185	113
Deferred servicing rights	16	31
Other	26	33
	12,009	11,662

Deferred tax liabilities:
Change in method of accounting for amortization of premium and discount on investments	24	37
Tax basis bad debt reserves to be recovered	--	85
FHLB stock dividends	5,446	4,794
Depreciation	1,277	1,017
Deferred loan fees and servicing rights	692	567
Book vs. tax amortization of deposit acquisition premium	153	111
Other	758	386
	8,350	6,997
	3,659	4,665
Income tax benefit related to unrealized gain/loss on securities available for sale	(1,718)	(1,879)
Deferred tax asset (liability), net	$1,941	$2,786

Management has evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the net deferred tax asset in future years.

Note 15: EMPLOYEE BENEFIT PLANS

The Bank has its own profit sharing plan for all eligible employees. The plan is funded annually at the discretion of the Board of Directors. Contributions charged to operations for the years ended December 31, 2003, 2002 and 2001 were $716,000, $571,000 and $467,000, respectively.

The Bank has entered into a salary continuation agreement with certain of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $221,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. The Bank is recording the salary continuation obligation over the estimated remaining service lives of the participants. Expenses related to this program for the years ended December 31, 2003, 2002 and 2001 were $181,000, $175,500 and $149,500, respectively. The plan's projected benefit obligation is $2,159,000, of which $1,409,600 was vested at December 31, 2003. The assumed discount rate was 7.00% for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, an accumulated benefit obligation of $1,409,600 and cash value of life insurance of $2,900,200 were recorded. At December 31, 2002, an obligation of $1,273,900 and cash value of life insurance of $2,712,700 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program, resulting in a net cost/(gain) of ($6,400), $14,100 and $40,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Bank also has a non-qualified, non-contributory retirement compensation plan for certain employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to the plan included in the years ended December 31, 2003, 2002 and 2001 results of operations were $65,000, $45,000 and $96,000, respectively. The recorded liability under this plan was $869,800 and $805,100 on December 31, 2003 and 2002, respectively. The Bank is carrying life insurance on these employees to partially offset the cost of the plan. The policies had recorded cash surrender values of $517,000 and $490,000 at December 31, 2003 and 2002, respectively.

The Company and the Bank also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain employees. The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund the plans' future obligations the Company has purchased life insurance polices, contributed to money market investments and purchased common stock of the Company which are held in a "Rabbi Trust." As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was recorded at original cost of $3,091,000 at December 31, 2003 and $2,974,000 at December 31, 2002. The money market investments and cash surrender value of the life insurance policies are included in other assets.


During the year ended December 31, 2001, the Company adopted a Supplemental Executive Retirement Program (SERP) for selected senior executives (individually, the Executive). At termination of employment at or after attaining age 62 with at least 15 years of service or age 65, the Executive's annual benefit under the SERP would be computed as the product of 3% of the Executive's final average compensation (defined as the three calendar years of Executive's annual cash compensation, including bonuses, which produce the highest average within the Executive's final eight full calendar years of employment) and the Executive's annual years of service, reduced by certain amounts, such as the amount payable to the Executive under the Company's 401(k) profit sharing plan and its ESOP, employer-contributed deferred compensation, and any amount payable to an Executive under the salary continuation agreements described above. The maximum benefit would be 60% of final average compensation, less applicable reductions. A reduced benefit is payable at termination of employment at or after attaining age 59.5 with at least 15 years of service. Expenses relating to this SERP totaled $600,000, $510,000 and $180,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and none in the prior periods.

Note 16: EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company established for eligible employees an ESOP and related trust that became effective upon the former mutual holding company's conversion to a stock-based holding company. Eligible employees of the Bank as of January 1, 1995 and eligible employees of the Bank or Company employed after such date who have been credited with at least 1,000 hours during a twelve-month period are participants.

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock. The loan will be repaid principally from the Company's contributions to the ESOP over a period not to exceed 25 years, and the collateral for the loan is the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP are discretionary; however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The interest rate for the loan is 8.75%.

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control of the Company. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for the years ended December 31, 2003, 2002 and 2001, was $1,676,000, $1,259,000 and $1,093,000, respectively.

As of December 31, 2003, the Company has 434,299 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $10,923,000 at December 31, 2003.

Note 17: STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (together, SOPs).

Under the MRP, the Company is authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees of BANR. Shares granted under the MRP vest ratably over a five-year period. The consolidated statements of income for the year ended December 31, 2003, 2002 and 2001, reflect an accrual of $132,000, $51,000 and $543,000, respectively, in compensation expense for the MRP including $7,100, $8,300 and $19,500, respectively, of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the years ended December 31, 2003, 2002 and 2001 follows:

	Years Ended December 31
	2003	2002	2001
Shares granted-not vested, beginning of period	13,317	8,421	86,324
Shares granted	25,025	7,000	3,025
Shares vested	(3,505)	(2,104)	(80,597)
Shares forfeited	(3,826)	--	(331)
Shares granted-not vested, end of period	31,011	13,317	8,421

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


Details of stock options granted, vested, exercised, forfeited or terminated are as follows:

	Weighted average fair value at date of grant	Weighted average exercise price	Number of option shares

			Total	Not Exercisable	Exercisable
Balances January 1, 2001		$13.88	1,857,036	761,892	1,095,144

For the year ended December 31, 2001:
Options granted	$7.03	$16.62	152,825	152,825	--
Options vested			--	(338,365)	338,365
Options forfeited		18.79	(35,459)	(21,214)	(14,245)
Options exercised		11.55	(195,288)	--	(195,288)
Options terminated			--	--	--
Number of option shares
At December 31, 2001		$14.28	1,779,114	555,138	1,223,976

For the year ended December 31, 2002:
Options granted	$8.73	$20.16	158,750	158,750	--
Options vested			--	(163,526)	163,526
Options forfeited		18.20	(83,977)	(48,174)	(35,803)
Options exercised		13.38	(88,662)	--	(88,662)
Options terminated		16.43	(4,250)	(4,250)	--
Number of option shares
At December 31, 2002		$14.66	1,760,975	497,938	1,263,037

For the year ended December 31, 2003:
Options granted	$6.00	$18.61	210,400	210,400	--
Options vested			--	(172,714)	172,714
Options forfeited		18.51	(105,500)	(48,838)	(56,662)
Options exercised		11.85	(164,985)	--	(164,985)
Options terminated		--	--	--	--
Number of option shares
At December 31, 2003		$15.18	1,700,890	486,786	1,214,104

Financial data pertaining to outstanding stock options granted or assumed as a result of certain acquisitions at December 31, 2003 were as follows:

Exercise Price	Weighted average exercise price of option shares granted	Number of option shares granted	Weighted average option shares vested and exercisable	Weighted average exercise price of option shares exercisable	Remaining contractual life

$1.18 to 8.03	$4.78	23,016	23,016	$4.78	4.3 yrs
10.51	10.51	5,061	5,061	10.51	5.0 yrs
12.19 to 13.95	12.69	982,362	902,799	12.63	3.3 yrs
14.09 to 15.96	15.41	57,250	25,300	15.08	4.7 yrs
16.31 to 17.84	16.57	149,885	70,642	16.63	7.3 yrs
18.09 to 19.82	18.91	249,000	16,900	19.38	8.3 yrs
20.02 to 21.48	21.11	89,600	73,800	21.13	3.3 yrs
22.05 to 23.28	22.22	141,216	96,586	22.10	5.4 yrs
25.28	25.28	3,500	--	--	0.0 yrs
	$15.18	1,700,890	1,214,104	$14.12	3.9 yrs


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

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight-0%, 20%, 50% or 100%-based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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


Note 18: REGULATORY CAPITAL REQUIREMENTS (continued)

The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements:

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
December 31, 2003:
The Company-consolidated
Total capital to risk- weighted assets	$244,301	12.77%	$152,996	8.00%	N/A	N/A
Tier 1 capital to risk- weighted assets	219,601	11.48	76,498	4.00	N/A	N/A
Tier 1 leverage capital to average assets	219,601	8.73	100,573	4.00	N/A	N/A

The Bank
Total capital to risk- weighted assets	222,192	11.64	152,764	8.00	$190,955	10.00%
Tier 1 capital to risk- weighted assets	197,528	10.34	76,382	4.00	114,573	6.00
Tier 1 leverage capital to average assets	197,528	7.87	100,446	4.00	125,557	5.00

December 31, 2002:
The Company-consolidated
Total capital to risk- weighted assets	$211,240	12.96%	$130,412	8.00%	N/A	N/A
Tier 1 capital to risk- weighted assets	190,012	11.66	65,206	4.00	N/A	N/A
Tier 1 leverage capital to average assets	190,012	8.77	86,660	4.00	N/A	N/A

The Bank
Total capital to risk- weighted assets	174,553	10.73	130,100	8.00	$162,625	10.00%
Tier 1 capital to risk- weighted assets	153,373	9.43	65,060	4.00	97,575	6.00
Tier 1 leverage capital to average assets	153,373	7.08	86,593	4.00	108,241	5.00

Company management believes that under the current regulations as of December 31, 2003, the Company and the Bank individually met all capital adequacy requirements to which they were subject. Further, there have been no conditions or events since that date that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank.

Note 19: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest. Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2003.

In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against any loss. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, the fair value of such obligations is not material.

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


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

Note 21: GOODWILL AND INTANGIBLES

Goodwill and intangibles consisted of the following (in thousands):
	December 31
	2003	2002
Costs in excess of net assets acquired (goodwill) net of accumulated amortization of $12,594,000 and $12,594,000, respectively (see Note 3)	$36,229	$36,230

Core deposit intangible, net of accumulated amortization of $454,000 and $255,000, respectively	260	459

Internet domain name, net of accumulated amortization of $1 and $0, respectively	24	25

	$36,513	$36,714

Intangible Assets: The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2003 is as follows (in thousands):

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount
Core Deposit Intangible (CDI)	$714	$(454)	$260
Mortgage Servicing Rights (MSR)*	$2,352	$(376)	$1,976
Internet Domain Name	$25	$(1)	$24
	$3,091	$(831)	$2,260

* Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income. Mortgage servicing rights are recorded on an individual basis with the gross carrying amount and accumulated amortization fully written off if the loan repays in full.

Amortization expense for the year ended December 31, 2003 and 2002 includes $199,000 and $255,000, respectively, of expense related to the CDI amortization and $1,021,000 and $686,000, respectively, of expense related to the MSR amortization.

Estimated amortization expense in future years with respect to existing intangibles (in thousands):

Year Ended	CDI	MSR	Internet Domain Name	TOTAL
December 31, 2004	144	376	2	522
December 31, 2005	86	313	2	401
December 31, 2006	30	261	2	263
December 31, 2007	--	266	2	218
December 31, 2008	--	179	2	181


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

	Years Ending December 31
	2003		2002
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Assets:
Cash and due from banks	$77,298	$77,298	$132,910	$132,910
Securities available for sale	674,942	674,942	421,222	421,222
Securities held to maturity	27,232	28,402	13,253	13,414
Loans receivable held for sale	15,912	16,199	39,366	39,984
Loans receivable	1,684,953	1,701,127	1,507,561	1,534,437
FHLB stock	34,693	34,693	32,831	32,831
Mortgage servicing rights	1,976	2,198	1,621	1,903

Liabilities:
Demand, NOW and money market accounts	641,567	641,567	528,621	528,621
Regular savings	48,350	48,350	44,344	44,344
Certificates of deposit	981,023	988,451	924,823	931,317
FHLB advances	612,552	630,889	465,743	486,414
Trust preferred securities and other borrowings	126,147	125,731	81,202	81,331

Off-balance-sheet financial instruments:
Commitments to originate loans	26	26	$70	70
Commitments to sell loans	(19)	(19)	(70)	(70)
Commitments to purchase securities	--	--	--	166

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


Commitments: Commitments to sell loans with notional balances of $17,653,000 and $32,568,000 at December 31, 2003 and 2002, respectively, have a carrying value of ($19,000) and ($70,000) , representing the fair value of such commitments. Interest rate lock commitments to originate loans held for sale with notional balances of $18,866,000 and $32,568,000 at December 31, 2003 and 2002, respectively, have a carrying value of $26,000 and $70,000. Other commitments to fund loans totaled $527,454,000 and $378,339,000 at December 31, 2003 and 2002, respectively, and have a carrying value of $0 at both dates, representing the cost of such commitments. Commitments to purchase securities at December 31, 2003, with a notional balance of $1.2 million, have a carrying value of zero, representing the cost of such commitments. Commitments to purchase securities at December 31, 2002, with a notional balance of $25.3 million, have a carrying value of zero, representing the cost of such commitments. There were no commitments to sell securities at December 31, 2003.

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

Note 23: Banner Corporation (BANR)
          (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

BANR
Balance Sheets
December 31, 2003 and 2002

		December 31
		2003	2002
ASSETS
Cash		$9,109	$34,381
Investment in trust equities		1,703	--
Investment in subsidiaries		237,430	194,958
Deferred tax asset		340	340
Other assets		14,009	2,235
		$262,591	$231,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities		$3,088	$317
Trust preferred securities		56,703	41,220
Stockholders' equity		202,800	190,377
		$262,591	$231,914

BANR Statements of Income
For the years ended December 31, 2003, 2002 and 2001
	Years Ended December 31
	2003	2002	2001
INTEREST INCOME:
Certificates and time deposits	$291	$442	$61

OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	9,259	6,715	8,644
Equity in undistributed income of subsidiaries	9,258	4,232	--
Other Income	63	--	--
Interest on other borrowings	(2,296)	(1,185)	--
Other expense	(1,827)	(1,838)	(1,898)
	14,748	8,366	6,807

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,359)	(894)	(643)

NET INCOME	$16,107	$9,260	$7,450


BANR
Statements of Cash Flows
For the years ended December 31, 2003, 2002 and 2001

	Years Ended December 31
	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$16,107	$9,260	$7,450
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,258)	(4,232)	--
Amortization	114	65	177
(Increase) decrease in deferred taxes	--	65	--
(Increase) decrease in other assets	(11,457)	1,916	141
Increase (decrease) in other liabilities	2,658	(262)	(203)
Net cash provided (used) by operating activities	(1,836)	6,812	7,565

INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(47)	(71)	(76)
Acquisitions of subsidiaries	(483)	(1,220)	--
Dividends received from subsidiaries	--	--	2,265
Payments received on loan to ESOP for release of shares	1,635	1,244	1,043
Additional funds returned from (invested in) subsidiaries	(35,000)	--	--
Net cash provided (used) by investing activities	(33,895)	(47)	3,232

FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debentures	15,087	39,943	--
Repurchases of stock	(475)	(8,391)	(10,158)
Issuance (repurchase) of forfeited MRP shares	379	--	(4)
Net proceeds from exercise of stock options	1,954	2,002	3,645
Cash dividends paid	(6,486)	(6,478)	(6,284)
Net cash provided (used) by financing activities	10,459	27,076	(12,801)

NET INCREASE (DECREASE) IN CASH	(25,272)	33,841	(2,004)
CASH, BEGINNING OF PERIOD	34,381	540	2,544
CASH, END OF PERIOD	$9,109	$34,381	$540

	Years Ended December 31
	2003	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,328	$2,126	$--
Taxes paid	--	--	--
Non-cash transactions:
Net change in accrued dividends payable	148	72	45
Net change in unrealized gain (loss) in deferred compensation trust and related liability, including subsidiaries	175	117	133
Recognize tax benefit of vested MRP shares, including subsidiaries	--	3	259

Note 24: STOCK REPURCHASE

The Company has periodically engaged in stock repurchase activity. During the years ended December 31, 2003 and 2002, the Company repurchased 19,831 and 422,844 shares of its stock at average prices of $23.96 and $19.84 per share, respectively. On July 24, 2003, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months.


Note 25: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE
(in thousands)

	Years Ended December 31
	2003	2002	2001

Total shares issued	13,201	13,201	13,201
Less stock repurchased/retired including shares allocated to MRP	(1,855)	(1,692)	(1,389)

Less unallocated shares held by the ESOP	(516)	(577)	(633)

Basic weighted average shares outstanding	10,830	10,932	11,179

Plus MRP and stock option incremental shares considered outstanding for diluted EPS calculations	387	420	421
Diluted weighted average shares outstanding	11,217	11,352	11,600

Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (in thousands except for per share data):

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$34,718	$35,412	$34,522	$35,789
Interest expense	15,310	15,347	14,862	14,329
Net interest income	19,408	20,065	19,660	21,460
Provision for loan losses	2,250	2,250	1,400	1,400
Net interest income after provision for loan losses	17,158	17,815	18,260	20,060
Non-interest income	4,818	5,383	5,539	3,841
Non-interest expense	17,057	17,275	17,868	17,676
Income before provision for income taxes	4,919	5,923	5,931	6,225
Provision for income taxes	1,490	1,802	1,778	1,821
Net operating income	$3,429	$4,121	$4,153	$4,404

Basic earnings per share	$0.32	$0.38	$0.38	$0.40
Diluted earnings per share	$0.31	$0.37	$0.37	$0.39
Cash dividends declared	$0.15	$0.15	$0.15	$0.16

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$36,018	$36,276	$36,349	$35,633
Interest expense	17,104	16,843	16,270	15,752
Net interest income	18,914	19,433	20,079	19,881
Provision for loan losses	3,000	4,000	4,000	10,000
Net interest income after provision for loan losses	15,914	15,433	16,079	9,881
Non-interest income	3,218	3,549	3,931	5,179
Non-interest expense	13,326	13,840	15,300	17,979
Income before provision for income taxes	5,806	5,142	4,710	(2,919)
Provision for income taxes	1,897	1,615	1,329	(1,362)
Net operating income	$3,909	$3,527	$3,381	$(1,557)

Basic earnings per share	$0.35	$0.32	$0.31	$(0.14)
Diluted earnings per share	$0.34	$0.30	$0.30	$(0.14)
Cash dividends declared	$0.15	$0.15	$0.15	$0.15


Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)
	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Quarter	Quarter	Quarter	Quarter

Interest income	$40,578	$39,739	$39,858	$37,491
Interest expense	23,107	22,545	21,544	18,748
Net interest income	17,471	17,194	18,314	18,743
Provision for loan losses	950	2,950	5,959	4,100
Net interest income after provision for loan losses	16,521	14,244	12,355	14,643
Non-interest income	2,865	3,635	3,314	3,651
Non-interest expense	15,711	15,201	15,601	13,123
Income before provision for income taxes	3,675	2,678	68	5,171
Provision for income taxes	1,366	1,059	212	1,505
Net operating income	$2,309	$1,619	$(144)	$3,666

Basic earnings per share	$0.21	$0.14	$(0.01)	$0.33
Diluted earnings per share	$0.20	$0.14	$(0.01)	$0.32
Cash dividends declared	$0.14	$0.14	$0.14	$0.14

Note 27: BUSINESS SEGMENTS

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

Note 28: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank has financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2003, outstanding commitments consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$293,111
Revolving open-end lines secured by 1-4 family residential properties	18,834
Other, primarily business and agricultural loans	227,364
Standby letters of credit and financial guarantees	7,010

Total	$546,319


Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties.

Standby letters of credit are conditional commitments issued to guarantee a customer's performance or payment to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the customer and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact to operations. This activity is managed daily. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in the Note 1: "Derivatives."


BANNER CORPORATION

Index of Exhibits

Exhibit

3{a}	Articles of Incorporation of Registrant [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

3{b}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K dated July 24, 1998 (file No. 0-26584)].

10{a}	Employment Agreement with Gary L. Sirmon, dated as of January 1, 2004 .

10{b}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1996).

10{f}	1996 Management Recognition and Development Plan (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1996).

10{g}	Consultant Agreement with Jesse G. Foster, dated as of December 19, 2003.

10{h}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (file No. 0-26584)].

10{i}	Towne Bank of Woodinville 1992 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated April 2, 1998 (file No. 333-49193)].

10{j}	Whatcom State Bank 1991 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (file No. 333-71625)].

10{k}	Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{l}	Employment Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{m}	Supplemental Executive Retirement Program Agreement with D. Michael Jones.

10{n}

Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker and Cynthia D. Purcell [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{o}	1998 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998).

10{p}	2001 Stock Option Plan (incorporated by reference to Exhibit B to the Proxy Statement of the Annual Meeting of Stockholders dated March 16, 2001).

10{q}	Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, Paul E. Folz, John R. Neill and Douglas M. Bennett.

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Independent Auditors Consent

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 10(a)

EMPLOYMENT AGREEMENT

        THIS EMPLOYMENT AGREEMENT (“Agreement”) is made effective as of January 1, 2004, by and among BANNER BANK (the “Bank”), a Washington-chartered commercial bank, BANNER CORPORATION (the “Holding Company” and collectively with the Bank, the “Employer”), a Washington corporation, and GARY L. SIRMON (the “Executive”).

        WHEREAS, the Executive serves in a position of substantial responsibility, the Employer wishes to be assured of the services of the Executive for the period provided in this Agreement and the Executive is willing to so serve.

        NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

        1.        Employment. The Executive shall be employed as the Chairman of the Board of the Holding Company and the Bank. The Executive shall render administrative and management services to the Employer such as are customarily performed by persons situated in a similar executive capacity. The Executive's other duties shall be such as the Board of Directors of the Holding Company (the “Board”) may from time to time reasonably direct, including normal duties as an officer of the Employer.

        2.        Compensation; Benefits; Expenses.

        (a)        The Bank shall pay the Executive during the term of this Agreement a base salary at the rate of $275,000 per annum, payable semimonthly.

        (b)        The Executive shall be entitled to participate in any Employer plan relating to pension, profit-sharing or other retirement benefits and medical coverage or reimbursement plans that the Employer may adopt for the benefit of its employees.

        (c)        The Executive shall be eligible to participate in any fringe benefits that may be or become applicable to the Employer's executive employees, including participation in any stock option or incentive plan adopted by the Board, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Executive under this Agreement. The Bank shall reimburse the Executive for all out-of-pocket expenses that the Executive incurs in connection with his services for the Employer.

        (d)        The Bank shall provide the Executive a Bank-owned automobile for his use during the term of this Agreement. The Executive shall return the Bank-owned automobile upon the termination of this Agreement.

        (e)        The Bank shall pay the annual cost of membership dues at the Executive's country club during the term of this Agreement.

        3.        Term. The term of employment under this Agreement shall be for the period commencing January 1, 2004 and ending as of the end of the month in which the Executive's 62nd birthday occurs.

        4.        Loyalty; Noncompetition.

        (a)        The Executive shall devote his full time and best efforts to the performance of his employment under this Agreement. During the term hereof, the Executive shall not engage in any business or activity in competition with the business affairs or interests of the Employer or be a director, officer or executive of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in any location in which the Bank or any other affiliate of the Holding Company operates a full-service branch office.


        (b)        Upon termination of this Agreement, for a period of one (1) year from the termination of this Agreement, the Executive shall not be a director, officer or executive of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in any location in which the Bank or any other affiliate of the Holding Company operates a full-service branch office.

        (c)        Nothing in the foregoing subparagraphs in this paragraph 4 shall limit the right of Executive to invest in the capital stock or other securities of any business dissimilar from that of Holding Company or solely as a passive investor in any business.

        (d)        If Executive violates this Agreement with respect to loyalty or noncompetition, the Executive shall be subject to damages and because of the relationship of the Employer and the Executive, it is hereby agreed injunctive relief is necessary for the Employer to enforce these provisions of the agreement to protect its business and good will.

        5.        Leaves of Absence. At such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, and for such valid and legitimate reasons as the Board in its discretion may determine. Further, the Board shall be entitled to grant to the Executive a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

        6.        Termination and Termination Pay. This Agreement shall be terminated upon the following occurrences:

        (a)        The death of the Executive during the term of this Agreement, in which event the Executive's estate shall be entitled to receive the compensation due the Executive through the last day of the calendar month in which his death shall have occurred.

        (b)        At any time, by a decision of the Board or by the Executive upon sixty (60) days written notice to the Bank. If this Agreement is terminated by the Board, the Bank shall continue to pay the Executive his salary up to the date of termination of the term of this Agreement. If this Agreement is terminated by the Executive, the compensation and benefits provided for herein shall be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board.

        (c)        If the Executive is suspended and/or temporarily prohibited from participation in the conduct of the Employer's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act or similar statute, rule or regulations, the Employer's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Employer may, in its discretion, (i) pay all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

        (d)        If the Executive is removed and/or permanently prohibited from participating in the conduct of the Employer's affairs by an order issued under Section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act or similar statute, rule or regulations, all obligations of the Employer under this Agreement shall terminate as of the effective date of that order.

2


        (e)        If the Employer is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the Executive.

        (f)        If, after a “Change of Control” (as hereinafter defined) of the Bank or the Holding Company, the Employer shall terminate the employment of the Executive during the period of employment under this Agreement for any reason, or otherwise change the present capacity or circumstances in which the Executive is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Executive's responsibilities or authority or compensation or other benefits provided under this Agreement without the Executive's written consent, then the Bank shall pay to the Executive and provide the Executive, or to his beneficiaries, dependents and estate, as the case may be, with the following:

          (i)        The Bank shall promptly pay to the Executive all remaining compensation due under paragraph 2(a) for the remainder of the term specified in paragraph 3 of this Agreement.

          (ii)        For the remainder of the term specified in paragraph 3 of this Agreement, the Executive, his dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Employer, including without limitation the Employer's tax-qualified retirement plans, life insurance, disability and health insurance as if the Executive were still employed during such period under this Agreement.

          (iii)        If and to the extent that benefits or service credit for benefits provided by paragraph 6(f)(ii) shall not be payable or provided under any such plans to the Executive, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Employer, the Employer (or any successor thereto) shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his dependents, beneficiaries and estate.

          (iv)        The Bank shall pay all legal fees and expenses which the Executive may incur as a result of the Employer's contesting the validity or enforceability of this Agreement that results in a legal judgment in his favor or legal settlement and the Executive shall be entitled to receive interest thereon for the period of any delay in payment from the date such payment was due at the rate determined by adding two hundred basis points to the six month Treasury Bill rate.

          (v)        The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts received from other employment or otherwise by the Executive offset in any manner the obligations of the Employer hereunder.

        7.        Change of Control. For purposes of this Agreement, a “Change of Control” shall mean an event deemed to occur if and when: (i) any third person, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, shall become the beneficial owner of shares of the Holding Company with respect to which 25% or more of the total number of votes for the election of the Board may be cast, (ii) as a result of, or in connection with, any cash tender offer, merger or other business combination, sale of assets or contested election, or combination of the foregoing, the persons who were directors of the Holding Company shall cease to constitute a majority of the Board or (iii) the shareholders of the Holding Company shall approve an agreement providing either for a transaction in which the Holding Company will cease to be an independent publicly-owned corporation or for a sale or other disposition of all or substantially all the assets of the Holding Company.

3


        8.        Disability. If the Executive shall become disabled or incapacitated to the extent that he is unable to perform the duties of the position set forth paragraph 1 of this Agreement, the Executive shall receive short-term disability benefits equal to 100% of his monthly compensation beginning on the 15th day of disability and continuing until the 180th day of disability and long-term disability benefits equal to 66b% of his monthly salary beginning on the 181st day of disability and continuing until the Executive attains age 62. Such short- and long-term disability benefits shall be reduced by the amount of any benefits payable to the Executive under any other disability program of the Employer. In addition, during any period of disability, the Executive and his dependents shall, to the greatest extent possible, continue to be covered under all executive benefits plans of the Employer, including without limitation, the Employer's retirement plan(s), life insurance plan and health insurance plans, as if the Executive were actively employed by the Employer. Upon returning to full-time employment, the Executive's full compensation as set forth in this Agreement shall be reinstated. If the Executive returns to active employment on other than a full-time basis, then his compensation (as set forth in paragraph 2(a) of this Agreement) shall be reduced in proportion to the time spent in said employment. Subject to the provisions of this paragraph 8, if the Executive is disabled for a continuous period exceeding six (6) calendar months, the Employer may, at its election, terminate this Agreement.

        9.        Expenses to Enforce Agreement. If any dispute shall arise between the Executive and the Employer as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive in defending against any action taken by the Employer, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a canceled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

        10.        Successor and Assigns. This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Employer which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Bank or the Holding Company. Because the Employer is contracting for the unique and personal skills of the Executive, the Executive shall be precluded from assigning or delegating his rights or duties hereunder without first obtaining the written consent of the Employer.

        11.        Entire Agreement; Amendments. This Agreement supercedes and replaces in its entirety the July 1, 1998 agreement between the parties hereto. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

        12.        Applicable Law. This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of Washington except to the extent that federal law shall be deemed to apply.

        13.        Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

        14.        Source of Payments. All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Holding Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to the Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Holding Company.

4


IN WITNESS WHEREOF, the parties have executed this Agreement on January 20, 2004.

Attest:	BANNER BANK

/s/ Kelly Watson	By:/s/ D. Michael Jones

Attest:	BANNER CORPORATION

/s/ Kelly Watson	By:/s/ D. Michael Jones

Witness:	EXECUTIVE

Janet Lindquist	/s/ Gary L. Sirmon Gary L. Sirmon

5


Exhibit 10(g)

CONSULTANT AGREEMENT

        THIS CONSULTANT AGREEMENT ("Agreement"), made and entered into this 19th day of December 2003, by and between Banner Bank ("Banner Bank" or the "Bank"), a state chartered commercial bank, with its principal offices located in Walla Walla, Washington, and Jesse G. Foster ("Contractor").

        WHEREAS, Contractor has previously served as a senior officer of Banner Corporation ("Company") and Banner Bank and the former President of Inland Empire Bank; and

        WHEREAS, the experience, knowledge, and contacts in the banking business are valuable to Banner Bank, and Banner Bank desires to retain Contractor's services as a consultant for the term hereof and Contractor desires to be so retained.

        NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties agree as follows:

        1.        Consultant. Banner Bank hereby retains Contractor as a consultant and Contractor hereby accepts such appointment on the terms and conditions hereinafter set forth.

        2.        Term. The term of this contract is on a month to month basis and subject to termination by either party by giving thirty (30) days notice to the other party.

        3.        Duties. During the term hereof, Contractor shall render to Banner Bank such services of an advisory or consultative nature as Banner Bank may reasonably request and Contractor shall be available for advice and counsel to the officers and directors of Banner Bank at reasonable times by telephone, letter or in person so that Banner Bank may have the benefit of Contractor's experience, knowledge, contacts or reputation in the business in which Banner Bank is engaged. In addition, Mr. Foster shall also continue to have the duties related to his service as a director and Vice Chairman of the Board of Directors of the Company and Banner Bank.

        4.        Compensation, Expenses, Etc.

        (a)         During the term hereof, Banner Bank shall pay Contractor compensation for such services at the rate of $10,000 per month payable on the first day of each month. This fee includes Contractor's services as consultant as well as director's and committee fees, as appropriate. In consideration of such compensation, Contractor shall provide services to Banner Bank as may be requested by the Chief Executive Officer of Banner Bank and agreed upon by Contractor. Both parties hereto shall treat such amounts for tax purposes as compensation for services rendered. In the event Contractor no longer serves as a consultant pursuant to this Agreement, he will be entitled to receive any director or committee fees he would otherwise be eligible to receive.

        (b)        Banner Bank shall pay or reimburse Contractor for all documented expenses incurred by Contractor in connection with the performance of his obligations under this Agreement.

        (c)         Banner Bank shall provide Contractor with office space at the Bank's Hermiston, Oregon office and shall further provide Contractor with secretarial services, telephone, Internet and fax access and copying facilities on an as-needed basis.


        (d)        Banner Bank will provide the Contractor a Bank owned for his use during the term of this Agreement. The Contractor shall return the Bank owned automobile to the Bank under the termination of this Agreement.

        5.        Independent Contractor. It is expressly understood that Contractor is an independent contractor under this Agreement and, as such, he shall have no authority, executive or otherwise, to bind Banner Bank. Contractor shall be solely responsible for all federal, state and local tax obligations arising out the payments and benefits provided to Contractor under this Agreement.

        6.        Certain Covenants by Contractor.

        (a)        Confidentiality. During and after his engagement as a consultant hereunder, except for the purpose of carrying out his duties hereunder, Contractor shall not divulge to others or use for his personal benefit any non-public information or data acquired by him while in the employ of Banner Bank or as a contractor for Banner Bank which relates to the methods, processes, customers or other trade secrets or confidential information of the Company or Banner Bank or the subsidiaries or affiliates of either. Contractor agrees that, in the event of termination of this Agreement for any reason, he will not retain any non-public information written or otherwise recorded or copied concerning the business or operations of the Company or Banner Bank.

        (b)        Noncompetition. Banner Bank and Mr. Foster acknowledge and agree that: (i) various business connections, clientele and customers of the Company and Banner Bank have been established by the Company and Banner Bank and will be maintained at a great expense to the Company and Banner Bank; (ii) by virtue of his service as a member of management and of the Boards of Directors of the Company and Banner Bank, Mr. Foster has become familiar with the identity and the business needs of the customers and clientele of the Company and Banner Bank; and (iii) the Company and Banner Bank will sustain great loss and damage if Mr. Foster violates the covenants and agreements hereinafter set forth, for which loss and damage the Company and Banner Bank do not have an adequate remedy at law.

        Based on the foregoing, Mr. Foster hereby expressly covenants and agrees, which covenants and agreements are the essence of this Agreement, that for a period of two years, he shall not, unless acting with the prior written consent of Banner Bank, directly or indirectly, for himself or on behalf of or in conjunction with any other person, firm, corporation or entity, own, manage, operate, join, control, finance or participate in the ownership, management operation or control of, or be connected with as a director, officer, employee, consultant, partner, stockholder (other than to the extent he is a stockholder therein as of the date hereof), and excepting any ownership, solely as an investment and through market purchases, of securities of any issuer that are registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended, and that are listed or admitted for trading on any United States national securities exchange or that are quoted on the National Association of Securities Dealers Automated Quotations System, or any similar system or automated dissemination of quotations of securities prices in common use, so long as Mr. Foster is not a member of any control group (within the meaning of the rules and regulations of the Securities and Exchange Commission or the Federal Deposit Insurance Corporation on any such issue), any business engaged in the business of banking or that of owning or managing or controlling a bank or banks (which term shall include, but is not limited to, commercial banks, national banks, mortgage companies, credit unions, savings and loan associations and savings banks), in any county of Oregon or Washington where the Company, Banner Bank or any other subsidiary of either, has an office or branch.

2


        Mr. Foster further acknowledges and agrees that certain highly confidential information, including, but not being limited to, customer lists, individual customer habits, and other confidential customer and corporate information has been imparted to him. As of a result of the highly confidential nature of said information, Mr. Foster covenants and agrees that he will not, for a period of two years, disclose any such confidential information to any person or entity not employed by Banner Bank, and authorized by Banner Bank to receive such information.

        Mr. Foster acknowledges and agrees that any violation by him of the covenants set forth in this Agreement would cause irreparable injury to Banner Bank. Mr. Foster further acknowledges and agrees that in the event of a breach or threatened breach of the provisions of this confidentiality covenant, Banner Bank shall be entitled to injunctive relief against him by any court of competent jurisdiction having the authority to grant such relief. Nothing herein, however, shall be construed as prohibiting Banner Bank from pursuing any other remedies available for such a breach or threatened breach, including the recovery of damages from Mr. Foster or any other person or entity.

        7.        Binding Effect; Successors and Assigns. This Agreement and all rights and powers granted hereunder shall bind and enure to the benefit of the parties hereto and their respective successors and assigns. Since Banner Bank is contracting for the personal services of Contractor, he shall, however, not assign or delegate his obligations and duties of performance hereunder.

        8.        Entire Agreement; Amendments and Waiver. This Agreement sets forth all of the promises, covenants, agreements, conditions and undertakings between the parties hereto with respect to the subject matter hereof and supersedes all prior and contemporaneous agreements and undertakings, inducements or conditions, express or implied, oral or written. This Agreement may be amended only by an instrument in writing signed by Contractor and a duly authorized officer of Banner Bank, and any provision hereof may be waived only by an instrument in writing duly signed by the party against whom enforcement of such waiver is sought.

        9.        Governing Law. This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of Washington except to the extent that Federal law shall be deemed to apply. All rights and powers granted herein to Contractor or Banner Bank shall be subject to and superseded by applicable state and federal laws and rules, regulations and policies promulgated thereunder by governmental authority having jurisdiction in respect to Banner Bank.

        10.        Notices. All notices, requests, demands and other communications required or permitted to be given under this Agreement shall be in writing and shall be deemed given and received; (a) upon delivery, if delivered personally; (b) on the fifth day after being deposited with the U.S. Postal Service if mailed by First Class Mail, postage prepaid, registered or certified with return receipt requested, to Contractor at his home address as maintained in the records of Banner Bank or the Chief Executive Officer of Banner Bank at the principal business office of Banner Bank; or (c) on the next day after being deposited with a reliable overnight delivery service addressed to such persons at such addresses.

        11.        Severability. In the event that any one or more of the provisions of this Agreement shall become invalid, illegal or unenforceable in any respect, the validity and enforceability of the remaining provisions of this Agreement shall not be affected thereby.

3


        12.        Counterparts; Captions. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but which together shall constitute one and the same instrument. The sections, subsection, and other headings as may appear in this Agreement are for convenience of reference only and are not intended, to any extent and for any purpose to limit or define the text of any section or subsection hereof.

        IN WITNESS WHEREOF, Banner Bank has caused this Consultant Agreement to be executed by a duly authorized officer, and Mr. Foster has signed this Consultant Agreement, all on the date first written above.

ATTEST:	BANNER BANK

/s/ Gary Sirmon Gary Sirmon Chairman of the Board	By: /s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer

Witness	/s/ Jesse G. Foster Jesse G. Foster, individually

4


Exhibit 10(m)

SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENT

        THIS SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENT (the “Agreement”), is made and entered into as of the 23rd day of January, 2003, by and between BANNER BANK (the “Bank”), a Washington-chartered commercial bank, and D. Michael Jones (the “Executive”), a senior management employee of the Bank.

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

        “Board” means the Board of Directors of the Bank.

        “Change in Control” means an event deemed to occur if and when (a) an offeror other than the Company purchases shares of the stock of the Company pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act), other than an employee benefit plan maintained by the Company or any affiliate of the Company, is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period or (d) there occurs a merger, consolidation, sale or disposition of all or substantially all of the Company's assets or a plan of partial or complete liquidation in which the Company is not the resulting entity.

        “Code” means the Internal Revenue Code of 1986, as amended.

        “Company” means Banner Corporation, Inc., a Washington corporation


        “Disability” means any physical or mental injury or disease of a permanent nature which renders the Executive incapable of meeting the requirements of the employment or service performed by the Executive immediately prior to the commencement of such disability. The determination of whether a Participant is disabled shall be made by the Board of Directors in its sole and absolute discretion..

        “Final Average Compensation” means the average of the annual compensation of the Executive for the three (3) full calendar years within the final five (5) full calendar years of his employment which will produce the highest average. For this purpose, the annual compensation of the Executive shall mean his total cash remuneration from the Bank, the Company or any affiliate of the Company (including, but not limited to, base salary, bonuses and other incentive compensation), plus the sum of: (i) any salary reduction amounts which the Executive elects to have contributed with respect to him to a qualified cash or deferred arrangement under Section 401(k) of the Code, to a cafeteria plan under Section 125 of the Code, or to any similar plan or arrangement and (ii) any amounts deferred by Executive under any deferred compensation plan or contract to which he is a party. Amounts described in (i) and (ii) shall be deemed received at the time the Executive would have received them but for the programs described in (i) and (ii).

        “Retirement Date” means the effective date of Executive's termination of employment (other than upon a Termination for Cause) as an employee of the Bank, the Company or an affiliate of the Company at or after attaining age 65 and upon the completion of at least five (5) Years of Service.

        “Other Retirement Benefits” means the monthly benefits available to the Executive under any (i) retirement plan in which the Executive is a participant, which is qualified under Section 401(a) of the Code and which is maintained by the Bank, the Company or any affiliate of the Company and (ii) non-tax-qualified supplemental retirement plan, agreement or similar arrangement (other than this Agreement) which is maintained by the Bank, the Company or any affiliate of the Company for the benefit of the Executive or to which the Executive is a party. For purposes of determining the monthly Supplemental Benefit payable to the Executive under this Agreement, the monthly benefits available to the Executive as Other Retirement Benefits shall be (i) limited solely to those benefits which are attributable to contributions or accruals made by the Bank, the Company or any affiliate of the Company on behalf of the Executive and shall not include any benefits which are attributable to the Executive's own contributions, (ii) determined as if such benefits were payable to the Executive in the form of a twenty year annuity using a 7.5% earnings rate, and (iii) based on the value of the Executive's Other Retirement Benefits on the Executive's Retirement Date (without regard to whether the Executive is actually receiving such Other Retirement Benefits on such date).

        “Spouse's Supplemental Benefit” means a benefit payable under Section 5 to the Executive's surviving spouse.


        “Supplemental Benefit” means the monthly benefit payable to the Executive under this Agreement.
        “Termination for Cause” means termination of employment because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or material breach of any provision of any employment agreement between the Executive and the Bank, the Company or any affiliate of the Company.

        “Termination for Good Reason” means, the Executive's voluntary termination of employment after the occurrence of one or more of the following (without the Executive's prior written consent):

        (1)    Assignment to the Executive of duties by Employer which (i) are largely inferior to Executive's duties immediately prior to a change of control; or (ii) result in Executive having inconsequential authority or responsibility compared to the authority or responsibility expressed written consent;

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

        “Year of Service” means each twelve (12) month period of Executive's employment with the Bank, the Company or any affiliate of the Company, beginning on Executive's hire date and determined without regard to hours of service during such period.

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

        Section 3.        Termination of Employment Prior to a Retirement Date

        (a)        Except as provided in this Section 3(a), in the event of the Executive's termination of employment prior to a Retirement Date, other than by reason of his death, Disability or on or after the effective date of a Change in Control, no Supplemental Benefit shall be payable to the Executive. In the event of the Executive's voluntary termination of employment prior to a Retirement Date other than by reason of his death, Disability or on or after the effective date of a Change in Control, if the Executive has attained age 59½ as of the effective date of his termination of employment and has at least 5 Years of Service as of such date, then the Executive shall receive a Supplemental Benefit determined in accordance with and payable under Section 2.

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

        Section 4.        Termination of Employment On or After the Effective Date of a Change in Control. In the event of the Executive's involuntary termination of employment on or after the effective date of a Change in Control, the date of termination shall be the Executive's Retirement Date and the Executive shall be entitled to receive a Supplemental Benefit as determined in accordance with Section 2(a) (without regard to whether the Executive satisfied the otherwise applicable age and service requirements as of such date); provided, however, that, at the election of the Executive submitted in writing to the Board of Directors not later than ninety (90) days prior to the effective date of the Change in Control, the Executive's Supplemental Benefit shall be payable (i) as provided in Section 2, (ii) commencing on a date specified by the Executive, or (iii) in the form of a lump sum distribution as provided in Section 6. In no event, however, will the payment(s) be made prior to the executive reaching 59 ½ years of age.

        In the event of the Executive's involuntary termination of employment following a Change in Control, for purposes of determining the Executive's Supplemental Benefit under Section 2(a), (i) cash compensation payable to the Executive in connection with the Change in Control as severance and/or pursuant to any employment agreement between the Executive and the Bank, the Company or any affiliate of the Company shall be included in the determination of the Executive's Final Average Compensation but only to the extent that such inclusion results in an increase in the Executive's Supplemental Benefit when compared to the amount determined by reference to the Executive's most recent five years of employment or any proportional thereof, and (ii) if the Executive has at least two (2) Years of Service as of his date of termination, the Executive's Supplemental Benefit shall be determined as if the product of his Years of Service and three percent (3%) was equal to the greater of (A) fifteen percent (15%) or (B) the percentage determined by reference to his actual Years of Service (but in any event not greater than sixty percent (60%)).

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

        (d)        Notwithstanding any provision of this Agreement to the contrary, in the event that both the Executive and his spouse (if any) die after a Retirement Date but before the date on which the Executive would have attained age 85, their designated beneficiary (or the estate of the last to die if no beneficiary has been designated) shall receive a lump sum death benefit (the “Death Benefit”). The Death Benefit shall be equal to the product of (i) fifty percent (50%) of the annual amount of the Supplemental Benefit payable to the Executive, and (ii) the difference between 85 and the age that the Executive attained (or would have attained) as of the later of the date on which he died or the date on which his spouse died.

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

        (c)        Notwithstanding any other provisions hereof, if any person entitled to receive payments hereunder (the “recipient”) shall be physically or mentally or legally incapable of receiving or acknowledging receipt of such payment, the Bank, upon the receipt of satisfactory evidence that another person or institution is maintaining the recipient and that no guardian or committee has been appointed for the recipient, may cause such payment to be made to such person or institution so maintaining the recipient.

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

                                                                                  BANNER BANK

/s/ D. Michael Jones                                                    By: /s/ Gary L. Sirmon
   Executive                                                                      Gary Sirmon


Exhibit 10(q)

EMPLOYMENT AGREEMENT

        THIS EMPLOYMENT AGREEMENT is made effective as of , by and between Banner Bank (the “Bank”); Banner Corporation (the “Holding Company”), a Washington corporation; and , (the "Executive").

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

        NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

        1.        Employment. The Executive shall be employed as a Executive Vice President of the Bank. The Executive shall render administrative and management services to the Bank such as are customarily performed by persons situated in a similar executive capacity. He shall also promote, by entertainment of otherwise, as and to the extent permitted by law, the business of the Bank. The Executive's other duties shall be such as the Board of Directors of the Bank (the “Board”) may from time to time reasonably direct, including normal duties as an officer of the Bank. During the term of this Agreement, the Executive also agrees to serve, if elected, as an officer of the Holding Company or any subsidiary or affiliate of the Holding Company or the Bank.

        2.        Base Compensation. The Bank agrees to pay the Executive during the term of this Agreement a base salary at the rate of $ per annum, payable in accordance with the Bank's customary payroll practices. Such rate of salary, or increased rate of salary, if any, as the case may be, shall be reviewed by the Board no less often than annually.

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

        5.        Term.        The initial term of employment under this Agreement shall be for the period commencing and ending . The said 36-month period of employment may be extended for an additional twelve (12) full calendar months by action of the Board prior to, and on each succeeding June 1 thereafter, respectively.

        6.        Loyalty; Noncompetition. (a) The Executive shall devote his full time and best efforts to the performance of his employment under this Agreement and while employed by the Bank shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the bank or be a director, officer or the Executive of or consultant to any bank, savings and loan association, credit union or similar thrift, savings bank or institution in any location in which the Bank or any other affiliate of the Holding Company operates a full-service branch office.

                (b) Nothing in the foregoing subparagraphs in this paragraph 6 shall limit the right of Executive to invest in the capital stock or other securities of any business dissimilar from that of Holding Company or solely as a passive investor in any business.

                (c) Directly or indirectly engaging in any business or activity in competition with the business affairs or interests of the Bank, the Holding Company or any affiliate of the Holding Company shall include engaging in business as owner, partner, agent or the Executive of any person, firm or corporation engaged in such business individually or as beneficiary by interest in any partnership, corporation or other business entity or in being interested directly or indirectly in any such business conducted by any person, firm or corporation.

                (d) In the event of violation by the Executive of this agreement for loyalty and noncompetition, the Executive will be subject to damages and because of the relationship of employer and Executive, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the agreement to protect its business and good will.

        7.        Confidentiality.        (a) Non-Disclosure. Employee acknowledges that certain proprietary information, whether of a technical or non-technical nature and whether of a tangible or intangible form, including but not limited to business plans, marketing plans, client lists, customer account information, techniques, plans, methods, data, tables, calculations, letters or other paperwork, documents, technology and processes of the Bank, collectively referred to as “Trade Secrets,” were and will be prepared and developed by the Bank at great expense and over lengthy periods of time, are secret and confidential, are unique and constitute the exclusive property and secrets of the Bank, and that any use or disclosure of such Trade Secrets, except in accordance with and under the provisions of this or any other written agreement between the parties, would be wrongful and would cause irreparable injury to the Bank. Additionally, it is understood that by virtue of Employee's employment by the Bank, Employee may have access to information that is


confidential and should be subject to the same restrictions against disclosure by Employee as the Bank's Trade Secrets. Employee therefore agrees that he;

        (i)        will not, at any time, without the express written consent of the Bank, publish, disclose, or divulge to any person, firm, or corporation any Trade Secrets except in accordance with, and under the provisions of this Agreement or other written agreements between the parties;

        (ii)        will not use, directly or indirectly, for Employee's own benefit or the benefit of any other person, firm, or corporation any Trade Secrets except in accordance with and under the provisions of this Agreement or other written agreements between the parties;

        (iii)        will treat confidentially all documents involving Trade Secrets that are delivered or made available to Employee as a necessary part of Employee's responsibilities as an employee of the Bank, whether or not they are identified or marked by the Bank as proprietary or confidential documents, and will not reproduce or use such documents without appropriate authority;

        (iv)        will not advise others of Trade Secrets known or used by the Bank or others associated with the Bank;

        (v)        will not, after leaving the employ of the Bank, accept employment where the duties under such employment would require or would pose a reasonable likelihood of requiring Employee to use or disclose Trade Secrets; and

        (vi)        will abide by the same restrictions set forth above in subsections (a) through (e), inclusive, as to any information that is proprietary and confidential to third persons and that was divulged to Employee by virtue of his employment with the Bank.

        (b)        Non-Solicitation.   Employee agrees that during the period of Employee's employment and for a further period of two (2) years after leaving the employ of the Bank, Employee will not, without the prior written consent of the Bank, directly or indirectly solicit, influence, or assist anyone in the solicitation or influencing of (a) any customer or depositor of the Bank for the purpose of causing, encouraging, or attempting to cause or encourage such customer to divert its current, ongoing, or future business from the Bank to another financial institution or (b) any other employee of the Bank for the purpose of causing, encouraging, or attempting to cause or encourage such other employee to leave the employment of the Bank.

        (c)        Enforcement.In the event of any breach of this Agreement by Employee or any threatened or attempted breach by Employee of the non-competition, non-solicitation, and non-disclosure, obligations set forth above in sections 1 and 2 of the Agreement, the Bank will be entitled to injunctive relief against Employee and the partiers hereby agree that the amount of any bond for damages to be posted by the Bank in seeking such injunction will be Five Hundred Dollars ($500), provided, however, that this provision will in no way limit or be evidence of the amount of damages to the enjoined party. Nothing herein will be construed as precluding or limiting any other remedies available hereunder or at law or in equity for any breach or threatened or attempted breach of this Agreement, including the recovery of damages.


        8.        Standards. The Executive shall perform his duties under this Agreement in accordance with such reasonable standards expected of persons with comparable positions in comparable organizations and as may be established from time to time by the Board and the Board of Directors of the Holding Company (the “Holding Company Board”).

        9.         Vacation and Sick Leave. At such reasonable times as the Board shall in its discretion permit, the Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

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

        10.        Termination and Termination Pay.

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


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

                (g) If, after a “Change of Control” (as hereinafter defined) of the Bank or the Holding Company, the Bank shall terminate the employment of the Executive during the period of employment under this Agreement for any reason other than Just Cause, as defined in paragraph 9(c), or otherwise change the present capacity or circumstances in which the Executive is employed as set forth in paragraph 1 of this Agreement, or cause a reduction in the Executive's responsibilities or authority or compensation or other benefits provided under this Agreement without the Executive's written consent, then the Bank shall pay to the Executive and provide the Executive, or to his beneficiaries, dependents and estate, as the case may be, with the following:

                 (i)        The Bank shall promptly pay to the Executive an amount equal to the product of 2.99 times the Executive's “base amount” as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended.

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

                 (vi) Notwithstanding the preceding paragraphs of this Section 9(g), in the event that the aggregate payments or benefits to be made or afforded to the Executive under Section 9(g), together with any other payments or benefits received or to be received by the Executive in connection with a Change of Control, would be deemed to include an “excess parachute payment” under §280G of the Code, then, at the election of the Executive, (i) such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's “base amount” under §280G(b)(3) of the Code or (ii) the payments or benefits to be provided under the Section 9(g) shall be reduced to the extent necessary to avoid treatment as an excess parachute payment with the allocation of the reduction amount such payments and benefits to be determined by the Executive.

        11. Change of Control. For purposes of this Agreement a “Change in Control” shall mean an event deemed to occur if and when (a) an offeror other than the Holding Company purchases shares of the stock of the Holding Company pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Holding Company representing twenty-five percent (25%) or more of the combined voting power of the Holding Company's then outstanding securities, (c) the membership of the Holding Company Board changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Agreement) do not constitute a majority of the Holding Company Board at the end of such period, or (d) shareholders of the Holding Company approve a merger, consolidation, sale or disposition of all or substantially all of the Holding Company's assets, or a plan of partial or complete liquidation

        12. Disability. If the Executive shall become disabled or incapacitated to the extent that he is unable to perform the duties of the position set forth in Paragraph 1 of this Agreement, the Executive shall receive short-term disability benefits equal to 100 percent of his monthly compensation beginning on the 15th day of disability and continuing until the 180th day of disability and long-term disability benefits equal to 66 2/3 percent of monthly salary beginning on the 181st day


of disability and continuing until the Executive attains age 65. Such short-and long-term disability benefits shall be reduced by the amount of any benefits payable to the Executive under any other disability program of the Bank. In addition, during any period of disability, the Executive and his dependents shall, to the greatest extent possible, continue to be covered under all Executive benefits plans of the Bank, including without limitation, the Bank's retirement plan(s), life insurance plan, and health insurance plans, as if the Executive were actively employed by the Bank. Upon returning to full-time employment, the Executive's full compensation as set forth in this Agreement shall be reinstated. In the event that the Executive returns to active employment on other than a full-time basis, then his compensation (as set for the in Paragraph 2 of this Agreement) shall be reduced in proportion to the time spent in said employment. Subject to the provisions of this section 11, if the Executive is disabled for a continuous period exceeding six (6) calendar months, the Bank may, at it election, terminate the Agreement.

        13.Expenses to Enforce Agreement. In the event any dispute shall arise between the Executive and the Bank or the Holding Company as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by Executive in defending against any action taken by the Bank or the Holding Company, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions. Such reimbursement shall be paid within 10 days of the furnishing to the non-prevailing party of written evidence, which may be in the form of a cancelled check or receipt, among other things, of any costs or expenses incurred by the prevailing party. Any such request for reimbursement shall be made no more frequently than at 60-day intervals.

        14. Successor and Assigns. (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Bank and the Holding Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Bank or the Holding Company.

                (b) Since the Bank is contracting for the unique and personal skills of the Executive, the Executive shall be precluded from assigning or delegating his rights or duties hereunder without first obtaining the written consent of the Bank.

        15. Entire Agreement; Amendments. This Agreement supercedes and replaces any prior agreements, whether oral or written, between the parties hereto. No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

        16. Applicable Law: This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the laws of Washington, except to the extent that Federal law shall be deemed to apply.

        17. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.


        18. Source of Payments. All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Holding Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to the Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Holding Company.

IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first hereinabove written.

Attest:	BANNER BANK

By:

Attest:	BANNER CORPORATION

By:

Attest:


Exhibit 14

Banner Corporation
Officer and Director Code of Ethics
Dated:  June 19, 2003

        Banner Corporation, including its affiliates (“Banner”), pledges its commitment to the highest ethical standards, sound business practices and the public interest that strong corporate governance requires. Communities, shareholders, and customers that Banner serves should expect that each Banner officer and director is an individual of integrity.

        Banner's Code of Ethics (the “Code”) is intended inspire every officer and director to do the right thing by (a) requiring continuing oversight and training for each officer and director to enhance awareness of ethical standards and (b) seeking the commitment of every officer and director to act with integrity in every situation. Ethics and integrity require the firm commitment of the organization, but these are ultimately a matter of personal responsibility.

Every Banner officer and director is expected to conduct him/herself in a respectful, honest and ethical manner in every situation, both personally and professionally. The actions of Banner personnel should:

(a)	inspire trust
(b)	be ethical and honest in addition to being legal; and
(c)	be defensible before supervisors; fellow employees, other officers and directors; Banner's shareholders; customers, competitors, business colleagues; and the general public

        This Code is intended to be illustrative of the type of behavior expected of Banner's officers and directors in all circumstances. It is illustrative of many situations and circumstances in which the appropriate, ethical behavior is expected. However, specific situations not addressed here are, nonetheless, explicitly covered by the precepts of the Code. The Code mandates a commitment to the highest standards of personal integrity, social responsibility and ethical conduct by Banner, its officers and directors. In particular, the Code demands the following:


1.        Honest and Ethical Conduct. Each Banner officer and director is required:

·to learn and to abide by all of the rules and expectations applicable to his or her respective position;

·to seek the necessary information and guidance to interpret and apply those rules and expectations;

·to obtain continuing ethics training, taking into account the long-term interest of Banner, its communities, shareholders and customers; and

·to accept personal responsibility for the reasonably foreseeable consequences of his or her actions.

2.        Legal and Regulatory Compliance. The financial services industry is highly regulated and Banner is governed by state and federal statutes and by rules promulgated by the Securities and Exchange Commission (SEC), the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve System, and the Washington State Department of Financial Institutions (DFI), among others. Banner officers and directors are required to familiarize themselves with and comply scrupulously with all applicable laws, rules and regulations.

3.        Avoidance of Conflicts of Interest. Banner officers and directors owe a duty of loyalty to the company. Banner officers and directors should avoid any action that may involve, or may appear to involve, a conflict of interest with the company. Where a Banner officer or director finds that any financial or business relationship with customers, consultants, or vendors may impair, or appear to impair, the independence of business judgment on behalf of the company, that person must:

·disclose fully to a supervisor, the CEO or to the Board of Directors the existence and nature of the conflict;

·remove and insulate him/herself from all decision-making and action related to that financial or business activity of Banner. Private business interests of an officer or director must never interfere with his or her obligations to Banner. All officers and directors must be familiar with and abide by internal conflict of interest policies and procedures; and


·assure that the officer or director's actions to avoid the conflicted activity is documented adequately and completely.

4.        Insider Trading. Officers and directors of Banner are prohibited from trading in the bank's securities while in possession of material non-public information. Federal law as well as company policy prohibit insider trading, directly or indirectly through family or related entities. Banner Corporation is required by the Code to provide each officer and director with a written policy regarding Insider Trading. All the Banner Community must be familiar with and abide by the laws, regulations and internal policies related to insider training.

5.        Disclosure in Public Communications. All Banner officers and directors, but in particular its senior financial officers and chief executive officer, must provide full, fair, accurate, timely and understandable disclosure reports to the SEC, FDIC, the Fed, DFI and other regulatory bodies as may be required. All public communications authorized by Banner will be accurate and fair and will comply with internal policies and procedures regarding authorized communications.

6.        Integrity of Corporate and Business Records. Banner officers and directors, and in particular its senior financial officers, must maintain books and records with scrupulous integrity in an accurate and timely manner. Full cooperation with internal and external audit procedures is required of every officer and director. All records must be maintained, stored and destroyed only in strict accord with internal guidelines; during the pendency of any investigation into wrongdoing, no records may be destroyed without the specific, written approval of the Board of Directors or such outside legal or other counsel as may be designated for that purpose.

7.        Confidentiality/Privacy. Officers and directors must respect Banner's obligation to protect the confidentiality and privacy of its customer information. Similarly, they should respect the privacy of their fellow employees, officers and directors. No Banner officer or director shall divulge confidential information acquired in the performance of his/her duties, nor use such information for personal profit.


8.        Employee Relations. Banner officers and directors are expected to treat one another with respect and to make a commitment to equal treatment throughout the organization. Banner will encourage personnel to voice opinions freely with regard to policies and procedures; will provide a safe, healthy and orderly workplace, will encourage promotion from within; and will provide uniformly fair compensation and benefit practices in order to attract, reward and retain the most qualified personnel.

9.        Competition. Banner believes that fair and vigorous competition is healthy for the company, the economy and the public at large. Banner will not seek to obtain a competitive advantage in its marketplace by any means other than competing fairly and in an ethical manner.

10.        Customer Relations. Banner values its customer relationships and pledges to treat each customer with respect and dignity.

11.        Community Action. Banner is committed to active participation in the communities its serves, through corporate initiatives as well as through the involvement of its officers and directors.

12.        Gifts and Entertainment. Banner officers and directors may not seek or accept gifts, gratuities, favors or loans, other than in the ordinary course of business, from any person or organization that does or is seeking to do business with the bank if it reasonably could be inferred that the gift, gratuity, favor or loan could influence in any material manner the decisions, actions or commitments made to any such customer or potential customer of the Bank.

13.        Accountability. Banner officers and directors are expected to comply with all of the principles of the Code in the same manner as they would meet any other criterion of employment established by the Corporation. Violations of the Code of Ethics will result in an appropriate disciplinary action, which action could include termination of employment.

14.         Reporting Violations. Banner officers and directors are required to report promptly violations of the Code of Ethics to a supervisor, the company CEO or designated Ethics


Officer, or to any uninvolved member of the Board of Directors. Violations that involve corruption, fraud or theft also should be reported to the internal audit department or the Audit Committee of the Board of Directors. Customers, shareholders, and the public may report violations of the Code to the Board of Directors. Retaliation against any employee, officer or director who reports a violation or provides information about a violation of policy is forbidden. At all times, the name of the Ethics Officer and the means for contacting that person will be made available to each officer and director of the Corporation.

15.        Availability of Relevant Internal Policies. Relevant internal policies referenced in the Code of Ethics will be available at all times for review by an officer, director or current employee of the Corporation upon request made directly to the director, Human Resources, or according to the then current procedure as published from time to time by the Corporation.

DIRECTOR AND OFFICER ACKNOWLEDGEMENT

I have received and read the Directors and Officers Code of Ethics (the “Code”) and agree to abide by the Code's terms and conditions.

Name______________________________________        Date: ____________________



EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT
Parent
Banner Corporation

Subsidiaries	Percentage of Ownership	Jurisdiction of State of Incorporation

Banner Bank (1)	100%	Washington

Community Financial Corporation (2)	100%	Oregon

Northwest Financial Corporation (2)	100%	Washington

(1)	Wholly owned by Banner Corporation
(2)	Wholly owned by Banner Bank


Exhibit 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, 333-71625, and 333-67168 of Banner Corporation on Form S-8 of our report dated March 11, 2004, appearing in the Annual Report on Form 10-K of Banner Corporation for the year ended December 31, 2003.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 11, 2004

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Banner Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and 15d-145(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 11, 2004		/s/D. Michael Jones D. Michael Jones Chief Executive Officer


EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Banner Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and 15d-145(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 11, 2004		/s/Lloyd W. Baker Lloyd W. Baker Chief Financial Officer


EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

* the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

* the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

March 11, 2004	/s/D. Michael Jones D. Michael Jones Chief Executive Officer

March 11, 2004	/s/Lloyd W. Baker Lloyd W. Baker Chief Financial Officer
