Form 10-Q
period 2004-03-31
BANNER CORP
filed 2004-05-10
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM	______	to	______	:

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)		91-1691604 (I.R.S. EmployerIdentification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).				Yes	X	No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share			As of April 30, 2004 11,597,200 shares*

* Includes 438,985 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts.


BANNER CORPORATION AND SUBSIDIARIES
Table of Contents
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of March 31, 2004 and December 31, 2003	2

Consolidated Statements of Income for the Quarters Ended March 31, 2004 and 2003	3

Consolidated Statements of Comprehensive Income for the Quarters Ended March 31, 2004 and 2003	4

Consolidated Statements of Changes in Stockholders' Equity for the Quarters Ended March 31, 2004 and 2003	5

Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2004 and 2003	7

Selected Notes to Consolidated Financial Statements	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements	13

General	13

Recent Developments and Significant Events	13

Comparison of Financial Condition at March 31, 2004 and December 31, 2003	13

Comparison of Results of Operations for the Quarters Ended March 31, 2004 and 2003	14

Asset Quality	19

Liquidity and Capital Resources	21

Financial Instruments with Off-Balance Sheet Risk	22

Capital Requirements	23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	24

Sensitivity Analysis	24

Item 4 - Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29

Item 3 - Defaults upon Senior Securities	29

Item 4 - Submission of Matters to a Vote of Stockholders	29

Item 5 - Other Information	29

Item 6 - Exhibits and Reports on Form 8-K	29

SIGNATURES	30


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
March 31, 2004 (Unaudited) and December 31, 2003
	(Unaudited)
	March 31	December 31
ASSETS	2004	2003
Cash and due from banks	$61,894	$77,298
Securities available for sale, cost $683,931 and $670,033
Encumbered	51,133	55,228
Unencumbered	642,124	619,714
	693,257	674,942
Securities held to maturity, fair value $32,667 and $28,402
Encumbered	216	216
Unencumbered	31,282	27,016
	31,498	27,232

Federal Home Loan Bank stock	35,038	34,693
Loans receivable:
Held for sale, fair value $12,289 and $16,199	12,100	15,912
Held for portfolio	1,784,482	1,711,013
Allowance for loan losses	(26,885)	(26,060)
	1,769,697	1,700,865

Accrued interest receivable	13,889	13,410
Real estate owned, held for sale, net	2,077	2,967
Property and equipment, net	24,779	22,818
Goodwill and other intangibles, net	36,477	36,513
Deferred income tax asset, net	1,335	1,941
Bank-owned life insurance	34,143	33,669
Other assets	8,901	8,965
	$2,712,985	$2,635,313
LIABILITIES
Deposits:
Non-interest-bearing	$203,695	$205,656
Interest-bearing	1,546,195	1,465,284
	1,749,890	1,670,940

Advances from Federal Home Loan Bank	585,158	612,552
Junior subordinated debentures	72,168	56,703
Other borrowings	74,445	69,444
Accrued expenses and other liabilities	16,538	18,444
Deferred compensation	4,500	4,252
Income taxes payable	751	178
	2,503,450	2,432,513
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value per share, 27,500,000 shares authorized, 13,201,419 shares issued: 11,578,934 shares and 11,473,311 shares outstanding at March 31, 2004 and
December 31, 2003, respectively.	124,730	123,375
Retained earnings	82,801	80,286
Accumulated other comprehensive income:
Unrealized gain on securities available for sale	6,062	3,191
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:
438,985 and 434,299 restricted shares outstanding
at March 31, 2004 and December 31, 2003, respectively, at cost	(3,628)	(3,589)

Carrying value of shares held in trust for stock related compensation plans	(3,521)	(3,554)
Liability for common stock issued to deferred, stock related, compensation plans	3,091	3,091
	(430)	(463)
	209,535	202,800
	$2,712,985	$2,635,313

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (in thousands except for per share amounts)
For the Quarters Ended March 31, 2004 and 2003
	2004	2003
INTEREST INCOME:
Loans receivable	$29,019	$28,844
Mortgage-backed securities	4,527	3,052
Securities and cash equivalents	3,081	2,822
	36,627	34,718
INTEREST EXPENSE:
Deposits	7,864	8,871
Federal Home Loan Bank advances	5,125	5,700
Junior subordinated debentures/Trust preferred securities	692	567
Other borrowings	237	172
	13,918	15,310

Net interest income before provision for loan losses	22,709	19,408

PROVISION FOR LOAN LOSSES	1,450	2,250
Net interest income	21,259	17,158

OTHER OPERATING INCOME:
Loan servicing fees	266	530
Other fees and service charges	1,843	1,658
Mortgage banking operations	1,252	2,062
Gain (loss) on sale of securities	11	3
Miscellaneous	444	565
Total other operating income	3,816	4,818

OTHER OPERATING EXPENSES:
Salary and employee benefits	12,103	11,211
Less capitalized loan origination costs	(1,487)	(1,575)
Occupancy and equipment	2,487	2,372
Information/computer data services	1,026	838
Professional services	915	430
Advertising	1,108	866
Miscellaneous	2,676	2,915

Total other operating expenses	18,828	17,057

Income before provision for income taxes	6,247	4,919

PROVISION FOR INCOME TAXES	1,884	1,490

NET INCOME	$4,363	$3,429

Earnings per common share: see Note 5
Basic	$0.39	$0.32
Diluted	$0.38	$0.31
Cumulative dividends declared per common share:	$0.16	$0.15

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in thousands except for per share amounts)
For the Quarters Ended March 31, 2004 and 2003

	2004	2003
NET INCOME	$4,363	$3,429

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $1,550 and $48 respectively.	2,878	90
Less adjustment for (gains)/losses included in net income, net of income tax (benefit) of $4 and $1; respectively	(7)	(2)
Other comprehensive income (loss)	2,871	88

COMPREHENSIVE INCOME	$7,234	$3,517

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Quarters Ended March 31, 2004 and 2003
	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2003	$120,554	$70,813	$3,488	$(4,262)	$(216)	$$190,377
Net income		3,429				3,429

Change in valuation of securities available for sale, net of income taxes			88			88

Cash dividend on common stock ($.15/share cumulative)		(1,697)				(1,697)

Proceeds from issuance of common stock for exercise of stock options	213					213

Net issuance of stock through employees' stock plans, including tax benefit	352			(2)	(355)	(5)

Amortization of compensation related to Management Recognition Plan (MRP)					26	26

BALANCE, March 31, 2003	$121,119	$72,545	$3,576	$(4,264)	$(545)	$192,431

BALANCE, January 1, 2004	$123,375	$80,286	$3,191	$(3,589)	$(463)	$$202,800
Net income		4,363				4,363

Change in valuation of securities available for sale, net of income taxes			2,871			2,871

Cash dividend on common stock ($.16/share cumulative)		(1,848)				(1,848)

Purchase and/or retirement of common stock	(217)					(217)

Proceeds from issuance of common stock for exercise of stock options	1,627					1,627

Net issuance of stock through employees' stock plans, including tax benefit	(55)			(39)		(94)

Amortization of compensation related to MRP					33	33

BALANCE, March 31, 2004	$124,730	$82,801	$6,062	$(3,628)	$(430)	$209,535

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (continued) ( in thousands)
For the Quarters Ended March 31, 2004 and 2003

	2004	2003
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,728)	(1,894)
Purchase and retirement of common stock	(7)	--
Issuance of common stock to deferred compensation plan and/or exercised stock options	113	40
Number of shares retired, end of period	(1,622)	(1,854)

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	11,579	11,347

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(434)	(516)
Adjustment of earned shares	(5)	--
Number of shares, end of period	(439)	(516)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Quarters Ended March 31, 2004 and 2003
	2004	2003
OPERATING ACTIVITIES:
Net income	$4,363	$3,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,430	2,166
Loss (gain) on sale of securities	(11)	(3)
Increase in cash surrender value of bank-owned life insurance	(474)	(451)
Gain on sale of loans, excluding capitalized servicing rights	(1,210)	(1,721)
Loss (gain) on disposal of real estate held for sale and property and equipment	(91)	17
Provision for losses on loans and real estate held for sale	1,450	2,531
Federal Home Loan Bank stock dividend	(345)	(547)
Net change in:
Loans held for sale	3,812	(7,847
Other assets	(1,531)	1,591
Other liabilities	(1,082)	(9,854)
Net cash provided (used) by operating activities	6,311	(10,689)

INVESTING ACTIVITIES:
Purchases of securities	(150,847)	(249,529)
Principal repayments and maturities of securities	113,136	93,928
Proceeds from sales of securities	19,435	10,039
Origination of loans, net of principal repayments	(141,733)	(123,670)
Purchases of loans and participating interest in loans	(2,670)	(16,649)
Proceeds from sales of loans and participating interest in loans	71,681	128,738
Purchases of property and equipment-net	(2,806)	(731)
Proceeds from sale of real estate held for sale-net	1,076	1,083
Investment in bank-owned life insurance	--	(26)
Other	(28)	--
Net cash used by investing activities	(92,756)	(156,817)

FINANCING ACTIVITIES:
Increase in deposits	78,950	116,569
Proceeds from FHLB advances	319,200	154,750
Repayment of FHLB advances	(346,594)	(109,041)
Proceeds from issuance of junior subordinated debentures	15,000	--
Proceeds from issuance of repurchase agreement borrowings	--	19,000
Repayment of repurchase agreement borrowings	(3,620)	(16,756)
Increase (decrease) in other borrowings, net	8,621	(2,046)
Cash dividends paid	(1,832)	(1,691)
Repurchases of stock, net of forfeitures	(217)	212
ESOP shares earned	(94)	(5)
Exercise of stock options	1,627	--
Net cash provided by financing activities	71,041	160,992

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(15,404)	(6,514)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	77,298	132,910
CASH AND DUE FROM BANKS, END OF PERIOD	$61,894	$126,396

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Quarter Ended March 31, 2004 and 2003
(Continued from prior page)

	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$14,783	$14,777
Taxes paid in cash	2,250	--
Non-cash transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	19	635
Net change in accrued dividends payable	16	(6)
Change in other assets/liabilities	475	--

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Critical Accounting Policies

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and its 46 branch offices and 12 loan production offices located in 23 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

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

Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the determination of the provision and allowance for loan and lease losses and the valuation of goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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
	Quarter Ended March 31

	2004	2003
Net income available to common stockholders:
Basic:
As reported	$4,363	$3,429
Pro forma	4,125	3,117
Diluted:
As reported	$4,363	$3,429
Pro forma	4,125	3,117
Net income per common share:
Basic:
As reported	$0.39	$0.32
Pro forma	0.37	0.29
Diluted:
As reported	$0.38	$0.31
Pro forma	0.35	0.28

The compensation expense included in the pro forma net income available to common stockholders on a diluted basis and diluted earnings per common share is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.


The fair value of options granted under the Company's stock option plans (SOPs) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2004		2003
Annual dividend yield	2.34 to 2.43%		3.42 to 3.68%
Expected volatility	31.7 to 32.1%		42.3 to 49.6%
Risk free interest rate	2.72 to 4.05%		2.94 to 4.07%
Expected lives	5 to 9	yrs	5 to 9	yrs

Certain reclassifications have been made to the 2003 financial statements and/or schedules to conform to the 2004 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of such reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Note 2: Recent Developments and Significant Events

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46, Consolidation of Certain Variable Interest Entities-An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a variable interest entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN 46 is effective for newly created VIEs beginning February 1, 2003 and for existing VIEs as of the third quarter of 2003.  Effective October 10, 2003, FASB deferred the effective date of FIN 46 from July 1, 2003, to the first interim period ending after December 15, 2003 (March 31, 2004) for VIEs originated prior to February 1, 2003.  The Company elected to adopt FIN 46 early, which resulted in the deconsolidation of the special purpose business trusts effective December 31, 2003. This increased the Bank's held-to-maturity investments and related borrowings by $1.7 million as detailed below.

Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities: At December 31, 2003, three wholly-owned subsidiary grantor trusts, Banner Capital Trust I, II, and III (BCT I, II, and III or collectively, Trusts), established by the Company had issued $55 million of pooled trust preferred securities.  Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated debentures (Debentures) of the Company. The Debentures are the sole assets of the Trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Prior to adoption of FIN 46, BCT I, II and III were considered consolidated subsidiaries of the Company. At December 31, 2002, $40 million of trust preferred securities were included in the Company's consolidated balance sheet in the liabilities section, under the caption, "Trust preferred securities," and the $1.2 million common capital securities of the issuer retained by the Company were eliminated against the Company's investment in the Trusts. Distributions on these trust preferred securities were recorded as interest expense on the consolidated statements of income.

As a result of the adoption of FIN 46, the Company deconsolidated all three Trusts as of December 31, 2003. As a result, the Debentures issued by the Company to the Trusts, totaling $56.7 million, were reflected in the Company's consolidated balance sheet in the liabilities section at December 31, 2003 under the caption, "Junior subordinated debentures." Beginning January 1, 2004, the Company has recorded interest expense of the corresponding junior subordinated debentures in its consolidated statements of income. The Company recorded $1.7 million of the common capital securities issued by BCT I, II and III in the securities held-to-maturity in its consolidated balance sheet at December 31, 2003.

Sale of $15 Million of Trust Preferred Securities: In March 2004, the Company completed the issuance of $15.5 million of Debentures in connection with a private placement of pooled trust preferred securities called Banner Capital Trust IV (BCT IV). The trust preferred securities were issued by special purpose business trusts owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The Debentures have been recorded as a liability on the statement of financial condition but, subject to limitations, under current Federal Reserve guidelines, qualify as Tier 1 capital for regulatory capital purposes.  A portion of the proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, by augmenting the Bank's regulatory capital.  Remaining proceeds may also be used to fund the Company's stock repurchase program and for other general corporate purposes as necessary. Under the terms of the transaction, the trust preferred securities and Debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and Debentures are entitled to receive cumulative cash distributions at a variable annual rate. The recent issue, of $15.5 million, has a current interest rate of 3.95% which is reset quarterly to equal three-month LIBOR plus 2.85%.


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


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

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
	March 31	December 31	March 31
	2004	2003	2003

Interest-bearing deposits included in cash and due from banks	$6,584	$2,644	$52,117

Mortgage-backed securities	454,037	415,161	359,365
Other securities-taxable	223,102	243,088	193,503
Other securities-tax exempt	41,743	38,478	22,499
Equity securities with dividends	5,873	5,447	3,694
Total securities	724,755	702,174	579,061

Federal Home Loan Bank (FHLB) stock	35,038	34,693	33,378

	$766,377	$739,511	$664,556

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended March 31

	2004	2003
Mortgage-backed securities interest	$4,527	$3,052

Taxable interest and dividends	2,315	1,969
Tax-exempt interest	421	307
FHLB stock dividends	345	546
	3,081	2,822

	$7,608	$5,874

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data (in thousands):
	Quarters Ended March 31

	2004	2003
Total shares originally issued	13,201	13,201
Less retired weighted average shares plus unvested weighted average shares allocated to MRP	(1,711)	(1,899)
Less unallocated shares held by the ESOP	(439)	(516)

Basic weighted average shares outstanding	11,051	10,786

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	583	254
Diluted weighted average shares outstanding	11,634	11,040


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report on Form 10-K. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, management's ability to generate continued improvement in asset quality and profitability, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, competition, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services and the Company's ability to successfully resolve the outstanding credit issues. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."

General

Banner Corporation, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank is a regional bank which offers a wide variety of commercial banking services and financial products to both businesses and individuals in its primary market areas. The Bank conducts business from its main office in Walla Walla, Washington, and its 46 branch offices and 12 loan production offices located in 23 counties in Washington, Oregon and Idaho.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, the Company's net interest income increased $3.3 million for the quarter ended March 31, 2004, compared to the same period a year earlier, as a result of an increase of 4 basis points in the interest rate spread and significant growth in interest-bearing assets and liabilities. The net interest margin also increased 4 basis points for the quarter ended March 31, 2004, compared to the same period one year ago.

The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. Provision for loan losses decreased by $800,000 to $1.5 million for the quarter ended March 31, 2004, compared to $2.3 million for the quarter ended March 31, 2003. Other operating income decreased by $1.0 million for the quarter ended March 31, 2004, largely as a result of decreased mortgage banking activity and the resulting gain on the sale of loans. Other operating expenses increased $1.8 million for the quarter ended March 31, 2004, compared to the same period ended March 31, 2003, reflecting the continued growth of the Company as detailed below in the "Comparison of Financial Condition" and "Comparison of Results of Operations" sections of this report.

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

Recent Developments and Significant Events

See Note 2 to the Consolidated Financial Statements.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

General: Total assets increased $77.7 million, or 2.9%, from $2.635 billion at December 31, 2003, to $2.713 billion at March 31, 2004. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $68.8 million, or 4.0%, from $1.701 billion at December 31, 2003, to $1.770 billion at March 31, 2004. Loan portfolio growth included an increase of $32.2 million in mortgages secured by commercial real estate loans, an increase of $3.6 million in multifamily real estate loans, an increase of $8.6 million in construction and land loans and an increase of $19.9 million in non-mortgage commercial and agricultural loans. These increases reflect the Company's continuing effort to increase the portion of its loans invested in commercial, construction, and land development real estate loans and non-mortgage commercial business and agricultural loans. While these loans are inherently of higher risk than residential mortgages, management believes they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with borrowers than most residential mortgages. The Company also had an increase of $5.6 million in one- to four-family residential real estate loans, while other consumer loans were nearly unchanged. Securities available for sale and held to maturity increased $22.6 million, or 3.2%, from $702.2 million at December 31, 2003, to $724.8 million at March 31, 2004, as a result of additional investing. FHLB stock increased


$345,000 as a result of dividends paid by the FHLB in the form of additional shares of stock. The Company also had an increase of $474,000 in bank-owned life insurance from the growth of cash surrender values on existing policies. The majority of the increase in assets was funded by a growth in deposits. Asset growth was also funded by additional borrowings, primarily the issuance of junior subordinated debentures, and net income from operations. Deposits grew $79.0 million, or 4.7%, from $1.671 billion at December 31, 2003, to $1.750 billion at March 31, 2004. Although non-interest-bearing deposits decreased $2.0 million, or 1.0%, interest-bearing deposits increased significantly, growing by $80.9 million, or 5.5%, from the December 31, 2003 amounts. While FHLB advances decreased $27.4 million from $612.6 million at December 31, 2003, to $585.2 million at March 31, 2004, junior subordinated debentures issued in connection with trust preferred securities increased $15.5 million to $72.2 million and other borrowings increased $5.0 million to $74.4 million at March 31, 2004.

Comparison of Results of Operations for the Quarters Ended March 31, 2004 and 2003

General. For the quarter ended March 31, 2004, the Company had net income of $4.4 million, or $.38 per share (diluted), compared to net income of $3.4 million, or $.31 per share (diluted), for the quarter ended March 31, 2003, an increase of $934,000. The Company's improved operating results reflect significant growth of assets and liabilities, combined with a modest increase in the net interest margin and a substantially lower provision for loan losses. The Company's operating results also reflect a significant decreases in other operating income, primarily mortgage banking revenues, combined with substantial increases in other operating expenses, particularly compensation, professional services and advertising. Compared to levels a year ago, total assets increased 12.2%, to $2.713 billion at March 31, 2004, net loans increased 13.1%, to $1.770 billion, deposits grew 8.4%, to $1.750 billion, and borrowings, including junior subordinated debentures, increased 23.4%, to $731.8 million. Average interest earning assets were $2.467 billion for the quarter ended March 31, 2004, an increase of $319.4 million, or 14.9%, compared to the same period a year earlier. Average equity was 7.90% of average assets for the quarter ended March 31, 2004, compared to 8.37% of average assets for the quarter ended March 31, 2003, reflecting increased balance sheet leverage.

Net Interest Income. Net interest income before provision for loan losses increased to $22.7 million for the quarter ended March 31, 2004, compared to $19.4 million for the quarter ended March 31, 2003, largely as a result of the growth in average interest earning assets noted above. In addition, net interest margin increased 4 basis points for the quarter, reflecting a similar 4 basis point increase in net interest rate spread and a modest increase in the ratio of interest-bearing assets relative to interest-earning liabilities. The changes in net interest spread and net interest margin reflect the impact of the current very low level of market interest rates as well the effects of changes in the asset and liability mix.

Interest Income. Interest income for the quarter ended March 31, 2004 was $36.6 million, compared to $34.7 million for the quarter ended March 31, 2003, an increase of $1.9 million, or 5.5%. The increase in interest income occurred despite a 59 basis point decrease in the average yield on earning assets, reflecting significant growth in those assets. The yield on average interest-earning assets decreased to 5.97% for the quarter ended March 31, 2004, compared to 6.56% for the same period a year earlier. Average loans receivable for the quarter ended March 31, 2004 increased by $168.8 million, or 10.7%, when compared to the quarter ended March 31, 2003. However, interest income on loans for the quarter only increased by $175,000, or 0.6%, compared to the prior year, as the impact of the increase in average loan balances was reduced by a 72 basis point decrease in the average yield. The decrease in average loan yield reflects the decline in the level of market interest rates compared to prior year levels, particularly the prime rate which affects a large portion of construction, commercial and agricultural loans, and declines which occurred during the prior year which led to a significant amount of prepayments of higher-rate real estate and other fixed-rate, fixed-term loans. The loan mix continued to change during the quarter as the portion of the portfolio invested in construction, land development and commercial loans increased compared to the prior year. Loans yielded 6.67% for the quarter ended March 31, 2004, compared to 7.39% for the quarter ended March 31, 2003. While the level of market interest rates was lower than a year earlier, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $150.6 million for the quarter ended March 31, 2004, and the interest and dividend income from those investments increased $1.7 million compared to the quarter ended March 31, 2003. The average yield on mortgage-backed securities increased to 4.43% for the quarter ended March 31, 2004, from 3.90% for the comparable period in 2003, reflecting reduced amortization of purchase premiums on certain portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments. Both premium amortization and principal prepayments were significantly elevated in the year earlier period. The average yield on other investment securities and cash equivalents decreased to 4.08% for the quarter ended March 31, 2004, from 4.30% for the comparable quarter in 2003 reflecting lower market rates. Earnings on FHLB stock decreased by $201,000, to $345,000, in the quarter ended March 31, 2004, from $546,000 in the comparable quarter in 2003, despite a $1.9 million increase in the average balance held, as a result of a 274 basis point decrease in the yield received. The dividend yield on FHLB stock was 4.00% for the quarter ended March 31, 2004, compared to 6.74% for the quarter ended March 31, 2003. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest Expense. Interest expense for the quarter ended March 31, 2004 was $13.9 million, compared to $15.3 million for the comparable period in 2003, a decrease of $1.4 million, or 9.1%. The decrease in interest expense was the result of a significant decrease in the average cost of all interest-bearing liabilities to 2.33% from 2.96%, primarily reflecting the lower levels of market interest rates and the maturity of certain higher-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense decreased $1.0 million for the quarter ended March 31, 2004, compared to the same quarter a year ago, despite the strong deposit growth throughout the Company over the past twelve months, as a result of a continuing decline in the cost of deposits. Average deposit balances increased $164.1 million, or 10.9%, to $1.671 billion for the quarter ended March 31, 2004, from $1.506 billion for the quarter ended March 31, 2003, while, at the same time, the average rate paid on deposit balances decreased 50 basis points. Average FHLB advances totaled $603.8 million during the quarter ended March 31, 2004, compared to $504.8 million during the quarter ended March 31, 2003, an increase of $99.0 million that, combined with a 117 basis point decrease in the average cost of advances, resulted in a $575,000 decrease in related interest expense. The average rate paid on those advances decreased to 3.41% for the quarter ended March 31, 2004, from 4.58% for the quarter ended March 31, 2003. FHLB advances are generally fixed-rate, fixed-term borrowings with rates on many of those advances established in periods when market rates were considerably higher. In


addition to reflecting the maturity and repricing of certain of those fixed-rate, fixed-term advances, the lower cost in the current quarter reflects growth using new advances priced at current market rates. Funding was also provided in the first quarter of 2004 by junior subordinated debentures which were issued in connection with trust preferred securities and had an average balance of $57.9 million and an average cost of 4.81% (including amortization of prepaid underwriting costs) for the quarter ended March 31, 2004.  Trust preferred securities outstanding in the first quarter of the prior year had an average balance of $40.0 million and an average rate of 5.75%. (See Note 2, Recent Developments and Significant Events, for a detailed discussion of the accounting for junior subordinated debentures and trust preferred securities.)  Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $27.3 million, to $71.1 million for the quarter ended March 31, 2004, from $43.8 million for the same period in 2003, while the related interest expense increased $65,000, to $237,000, from $172,000 for the respective periods. The average rate paid on other borrowings was 1.34% in the quarter ended March 31, 2004, compared to 1.59% for the same quarter in 2003. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances, which generally lag current market rates.


The following tables provide additional comparative data on the Company's operating performance:

	Quarters Ended
	March 31
Average Balances
(in thousands)	2004	2003
Investment securities and cash equivalents	$269,939	$214,798
Mortgage-backed obligations	411,410	317,765
Loans	1,750,998	1,582,231
FHLB stock	34,697	32,837
Total average interest-earning assets	2,467,044	2,147,631

Non-interest-earning assets	163,435	157,412
Total average assets	$2,630,479	$2,305,043

Deposits	$1,670,509	1,506,427
Advances from FHLB	603,816	504,751
Junior subordinated debentures/Trust preferred securities	57,893	40,000
Other borrowings	71,080	43,766
Total average interest-bearing liabilities	2,403,298	2,094,944

Non-interest-bearing liabilities	19,467	17,120
Total average liabilities	2,422,765	2,112,064

Equity	207,714	192,979
Total average liabilities and equity	$2,630,479	$2,305,043

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	4.08%	4.30%
Mortgage-backed obligations	4.43%	3.90%
Loans	6.67%	7.39%
FHLB stock	4.00%	6.74%
Total interest rate yield on interest-earning assets	5.97%	6.56%

Interest Rate Expense:
Deposits	1.89%	2.39%
Advances from FHLB	3.41%	4.58%
Junior subordinated debentures/Trust preferred securities	4.81%	5.75%
Other borrowings	1.34%	1.59%
Total interest rate expense on interest-bearing liabilities	2.33%	2.96%

Interest spread	3.64%	3.60%

Net interest margin on interest earning assets	3.70%	3.66%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	.67%	0.60%
Return on average equity	8.45%	7.21%
Average equity / average assets	7.90%	8.37%
Average interest-earning assets / interest-bearing liabilities	102.65%	102.51%
Non-interest (other operating) expenses/average assets	2.88%	3.00%
Efficiency ratio [non-interest (other operating) expenses / revenues]	70.98%	70.41%


Provision and Allowance for Loan Losses. During the quarter ended March 31, 2004, the provision for loan losses was $1.5 million, compared to $2.3 million for the quarter ended March 31, 2003, a decrease of $800,000. As noted in Note 1 to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's financial statements. The decrease in the provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The significantly lower provision in the current quarter reflects lower levels of non-performing loans and net charge-offs, improvement in the current economic environment and strengthening in the prospects for collection on previously identified non-performing loans, as well as the recognition of problem loans through provision for losses recorded in previous periods. Non-performing loans decreased $9.7 million to $27.4 million at March 31, 2004, compared to $37.1 million at March 31, 2003, and decreased $1.0 million compared to $28.4 million at December 31, 2003.  Net charge-offs were $625,000 for the current quarter, compared to $3.2 million for the same quarter a year earlier.  In recent years, non-performing loans have been primarily concentrated in the Puget Sound region where continued economic weakness has diminished certain borrowers' ability to meet obligations. However, during the past year, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally these problem loans reflect unique operating difficulties for the individual borrower rather than a weakness in the overall economy of the area.  A comparison of the allowance for loan losses at March 31, 2004 and 2003, shows an increase of $1.3 million, to $26.9 million at March 31, 2004, from $25.6 million at March 31, 2003. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.50% and 1.61% at March 31, 2004 and March 31, 2003, respectively.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of March 31, 2004, the Company had identified $27.3 million of impaired loans as defined by SFAS No. 114 and had established $5.4 million of specific loss allowances for these loans.

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


The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

	March 31	December 31	March 31
Loan Portfolio:	2004	2003	2003
Loans (including loans held for sale):
Secured by real estate:
One- to four-family	$279,497	$275,197	$323,495
Consumer secured by one- to four-family	32,600	31,277	25,004
Total one- to four-family	312,097	306,474	348,499

Commercial	488,137	455,964	384,589
Multifamily	92,687	89,072	68,494
Construction and land	407,561	398,954	347,956
Commercial business	321,979	321,671	301,418
Agricultural business, including secured by farmland	138,501	118,903	102,737
Consumer	35,620	35,887	36,845
Total loans outstanding	1,796,582	1,726,925	1,590,538

Less allowance for loan losses	26,885	26,060	25,551

Total net loans outstanding at end of period	$1,769,697	$1,700,865	$1,564,987

		Quarters Ended
		March 31
Allowance for Loan Losses:		2004	2003
Balance, beginning of the period		$26,060	$26,539

Provision for loan losses		1,450	2,250

Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family		--	--
Commercial		--	--
Multifamily		--	--
Construction and land		--	--
Commercial business		139	95
Agricultural business, including secured by farmland		3	1
Consumer		9	14
		151	110
Loans charged off:
Secured by real estate:
One- to four-family		(24)	--
Commercial		(245)	(1,188)
Multifamily		--	--
Construction and land		(100)	(29)
Commercial business		(339)	(1,938)
Agricultural business, including secured by farmland		(68)	--
Consumer		--	(193)
		(776)	(3,348)
Net charge-offs		(625)	(3,238)

Balance, end of the period		$26,885	$25,551

Net charge-offs as a percentage of average net book value of loans outstanding for the period		0.04%	0.20%


The following is a schedule of the Company's allocation of the allowance for loan losses:

	March 31	December 31	March 31
	2004	2003	2003
Specific or allocated loss allowances:
Secured by real estate:
One- to four-family	$710	$749	$873
Commercial	5,562	5,058	4,844
Multifamily	464	445	362
Construction and land	5,091	5,207	6,602
Commercial business	8,521	8,161	8,406
Agricultural business, including secured by farmland	3,515	3,194	2,286
Consumer	482	482	574
Total allocated	24,345	23,296	23,947

Estimated allowance for undisbursed commitments	365	242	178
Unallocated	2,175	2,522	1,426
Total allowance for loan losses	$26,885	$26,060	$25,551

Allowance for loan losses as a percentage of total loans outstanding (loans receivable excluding allowance for losses)	1.50%	1.51%	1.61%

Other Operating Income. Other operating income was $3.8 million for the quarter ended March 31, 2004, a decrease of $1.0 million from the quarter ended March 31, 2003. This primarily reflected an $810,000 decrease in the gain on sale of loans for the current quarter as increased interest rates led to decreased mortgage banking activity. It also included a $264,000 decline in loan servicing fees which were higher in the year earlier quarter largely as a result of the collection of prepayment penalties on certain fixed-rate mortgage loans that repaid during that period. Loan sales for the quarter ended March 31, 2004 totaled $70.5 million, compared to $127.0 million for the quarter ended March 31, 2003. Gain on sale of loans for the Company included $158,000 of fees on $13.6 million of loans which were brokered and are not reflected in the volume of loans sold. Other fee and service charge income increased by $185,000, to $1.8 million for the quarter ended March 31, 2004, compared to $1.7 million for the quarter ended March 31, 2003, primarily reflecting growth in customer transaction accounts, although increased fees also reflect changes in the Company's overdraft protection program that were implemented during the first quarter of 2003.

Other Operating Expenses. Other operating expenses increased $1.8 million, to $18.8 million for the quarter ended March 31, 2004, from $17.1 million for the quarter ended March 31, 2003. Other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current quarter includes significant increases in compensation for additional branch and commercial loan production staff hired to position the Company for future growth. In addition, compensation was higher as a result of general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by lower commission expenses related to mortgage banking operations. The Company also significantly increased its commitment to advertising and marketing expenditures which were $242,000 greater in the quarter ended March 31, 2004 than in the same period in the prior year. The increase in expenses includes operating costs associated with opening new branch offices in Seattle, Yakima and Walla Walla, Washington, Hillsboro, Oregon and Boise and Twin Falls, Idaho and new commercial lending centers in Seattle, Spokane, Federal Way, Burlington and Moses Lake, Washington. The Company also had significantly higher expenses for professional services in the current quarter, in part as a result of services related to compliance with certain provisions of the Sarbanes-Oxley Act of 2002, but primarily as a result of increased legal fees associated with loan collection efforts. Offsetting to a degree these increased legal expenses was improved results with respect to the disposition of repossessed real estate which is reflected in the miscellaneous expense line in the income statement. Higher operating expenses, as well as a reduction in mortgage banking revenue, caused the Company's efficiency ratio to increase to 70.98% for the quarter ended March 31, 2004, from 70.41% for the comparable period ended March 31, 2003. On the other hand, other operating expenses as a percentage of average assets decreased slightly to 2.88% for the quarter ended March 31, 2004, compared to 3.00% for the quarter ended March 31, 2003, reflecting the significant growth in average assets.

Income Taxes. Income tax expense was $1.9 million for the quarter ended March 31, 2004, compared to $1.5 million for the comparable period in 2003. The Company's effective tax rates for the quarters ended March 31, 2004 and 2003 were 30.2% and 30.3%, respectively. The slightly lower effective tax rate in the quarter ended March 31, 2004 is primarily a result of recording tax credits related to certain Community Reinvestment Act investments and occurred despite an increase in the relative amount of taxable income versus tax-exempt income compared to the quarter ended March 31, 2003.

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


Significant problem loans are transferred to the Bank's Special Assets Department for resolution or collection activities. The Board of Directors is given a detailed report on classified assets and asset quality at least quarterly.

Allowance for Loan Losses: In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the GAAP guidelines. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.

At March 31, 2004, the Company had an allowance for loan losses of $26.9 million, which represented 1.50% of total loans and 98% of non-performing loans, compared to 1.51% and 92%, respectively, at December 31, 2003.

During the years ended December 31, 2001 and 2002, the Bank experienced deterioration in asset quality, which had a significant adverse effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Collection costs remained high in 2003; however, during the twelve months ended December 31, 2003, the Bank achieved meaningful improvement in asset quality. The Company's asset quality indicators continued to improve in the quarter ended March 31, 2004, resulting in a significant decrease in loan loss provisioning compared to the same period a year earlier. Non-performing assets decreased 30% to $29.6 million or 1.09% of total assets, at March 31, 2004, compared to $42.4 million, or 1.76% of total assets, at March 31, 2003. Problem loans have been primarily due from borrowers located in the Puget Sound region and are the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area. However, during the year ended December 31, 2003, the Bank had a significant increase in non-performing agricultural loans and agricultural related business loans due from borrowers located in northeastern Oregon. Generally these problem loans reflect unique operating difficulties for individual borrowers rather than weakness in the overall agricultural economy of the area.

For the quarter ended March 31, 2004, non-performing loans decreased by $979,000 while real estate owned and other repossessed asset decreased by $966,000. At March 31, 2004, the Bank's largest non-performing loan exposure was for loans totaling $5.7 million to a diversified farming operation in northeastern Oregon which were secured by land, crops, receivables and equipment. The Company's next largest non-performing loan exposure encompasses loans totaling $3.9 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment.  Balances for these loans are reflected in the non-accrual loan totals for commercial real estate and commercial business loans at March 31, 2004, in the table on the following page of this report. The Company had four additional non-performing credit relationships with balances in excess of $1.0 million, the largest of which had an aggregate carrying value of $1.6 million at March 31, 2004, and two of which were also agricultural loans. While meaningful progress was made in the past year, reducing non-performing loans and improving asset quality will be important activities to enhance the Bank's operating performance in future periods.


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	March 31	December 31	March 31
	2004	2003	2003
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$894	$1,048	$1,205
Commercial	6,175	6,624	5,385
Multifamily	--	--	--
Construction and land	2,794	5,741	14,606
Commercial business	6,805	7,232	14,036
Agricultural business, including secured by farmland	9,941	7,320	1,385
Consumer	77	45	217
	26,686	28,010	36,834
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	82	109	--
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	656	288	--
Commercial business	--	--	266
Agricultural business, including secured by farmland	--	--	24
Consumer	28	24	--
	766	421	290
Total non-performing loans	27,452	28,431	37,124

Real estate owned, held for sale, and other repossessed assets, net	2,166	3,132	5,319

Total non-performing assets at the end of the period	$29,618	$31,563	$42,443
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	1.53%	1.65%	2.33%
Non-performing assets as a percentage of total assets at end of the period	1.09%	1.20%	1.76%
Troubled debt restructuring (TDRs) at end of the period	$--	$656	$517

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the quarter ended March 31, 2004, the Company purchased loans in the amount of $2.7 million, while loan originations, net of principal repayments, totaled $141.7 million. For the quarter ended March 31, 2004, securities purchases net of principal repayments totaled $37.8 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, deposit growth and borrowings. During the quarter ended March 31, 2004, the Company sold $71.7 million of loans, net deposit growth was $79.0 million, FHLB advances decreased $27.4 million and other borrowings increased $20.5 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended March 31, 2004, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At March 31, 2004, the Bank had outstanding loan commitments totaling $685.4 million, including undisbursed loans in process totaling $637.4 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $685.4 million. Advances under this credit facility totaled $585.2 million, or 22% of the Bank's assets, at March 31, 2004.

At March 31, 2004, certificates of deposit amounted to $1.017 billion, or 58% of the Bank's total deposits, including $661.9 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB-Seattle advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of March 31, 2004, outstanding commitments consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$282,559
Revolving open-end lines secured by 1-4 family residential properties	20,875
Other, primarily business and agricultural loans	376,949
Standby letters of credit and financial guarantees	5,020

Total	$685,403

Commitments to sell loans secured by 1-4 family residential properties	$34,920

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties.

Standby letters of credit are conditional commitments issued to guarantee a customer's performance or payment to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the customer and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact to operations. This activity is managed daily. Changes in the value of rate lock commitments are recorded in other assets and liabilities as "Derivative Instruments."


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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighed assets as well as Tier 1 leverage capital to average assets. At March 31, 2004 and December 31, 2003, the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business-Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission for additional information regarding the Company's and the Bank's regulatory capital requirements.)

The actual regulatory capital ratios calculated for the Company and the Bank as of March 31, 2004, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

(dollars in thousands)
March 31, 2004:
The Company-consolidated
Total capital to risk-weighted assets	$260,199	13.12%	$158,658	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	234,631	11.83	79,329	4.00	N/A	N/A
Tier 1 leverage capital to average assets	234,631	9.07	103,510	4.00	N/A	N/A

The Bank
Total capital to risk-weighted assets	225,654	11.40	158,408	8.00	$198,010	10.00%
Tier 1 capital to risk-weighted assets	200,124	10.11	79,204	4.00	118,806	6.00
Tier 1 leverage capital to average assets	200,124	7.74	103,358	4.00	129,198	5.00


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


The table of Interest Rate Risk Indicators sets forth, as of March 31, 2004, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	(1,686)	(1.8%)	(78,006)	(36.5%)
+200	(1,865)	(2.0%)	(46,284)	(21.7%)
+100	(2,302)	(2.5%)	(18,415)	(8.6%)
0	0	0	0	0%)
-50	(901)	(1.0%)	(5,555)	(2.6%)
-100	(3,734)	(4.0%)	(15,932)	(7.5%)

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2004. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 2004, total interest-bearing assets maturing or repricing within one year was less than total interest-earning liabilities maturing or repricing in the same time period by ($61.8) million, representing a one-year gap to total assets ratio of (2.28%).


Table 16: Interest Sensitivity Gap as of March 31, 2004	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$271,706	$4,031	$7,009	$40	$--	$--	$282,786
Fixed-rate mortgage loans	72,333	45,794	127,627	100,369	118,435	29,010	493,568
Adjustable-rate mortgage loans	254,898	55,469	124,902	96,605	3,615	--	535,489
Fixed-rate mortgage-backed securities	41,872	29,070	92,380	63,428	90,604	49,757	367,111
Adjustable-rate mortgage-backed securities	86,957	--	--	--	--	--	86,957
Fixed-rate commercial/agricultural loans	47,350	18,654	35,624	20,199	6,924	38	128,789
Adjustable-rate commercial/agricultural loans	284,894	7,415	5,551	5,969	171	--	304,000
Consumer and other loans	35,100	5,785	12,090	3,745	1,959	306	58,985
Investment securities and interest-earning deposits	42,848	5,685	22,955	141,680	13,757	85,415	312,340

Total rate sensitive assets	1,137,958	171,903	428,138	432,035	235,465	164,526	2,570,025

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	48,686	48,687	113,602	113,602	--	--	324,577
Money market deposit accounts	102,130	61,278	40,852	--	--	--	204,260
Certificates of deposit	475,493	185,746	255,178	85,594	15,296	49	1,017,356
FHLB advances	241,500	62,200	125,600	60,930	94,928	--	585,158
Other borrowings	48,427	--	--	--	--	--	48,427
Trust preferred securities (new)	72,168	--	--	--	--	--	72,168
Retail repurchase agreements	25,256	104	175	--	484	--	26,019

Total rate sensitive liabilities	1,013,660	358,015	535,407	260,126	110,708	49	2,277,965

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$124,298	$(186,112)	$(107,269)	$171,909	$124,757	$164,477	$292,060
Cumulative excess (deficiency) of interest-sensitive assets	$124,298	$(61,814)	$(169,083)	$2,826	$127,583	$292,060	$292,060

Cumulative ratio of interest-earning assets to interest-bearing liabilities	112.26%	95.49%	91.13%	100.13%	105.60%	112.82%	112.82%
Interest sensitivity gap to total assets	4.58%	(6.86)%	(3.95)%	6.34%	4.60%	6.06%	10.77%
Ratio of cumulative gap to total assets	4.58%	(2.28)%	(6.23)%	0.10%	4.70%	10.77%	10.77%

(footnotes on following page)


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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW, and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $329.9 million, or (12.2%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table included in the Comparison of Results of Operations section of this document.


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

        (b) Changes in Internal Controls: In the quarter ended March 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan
January 1, 2004 to January 31, 2004	--	$ --	--
February 1, 2004 to February 29, 2004	--	--	--
March 1, 2004 to March 31, 2004	--	--	--

Total	--	$ --	--	100,000	(1)

(1)	On July 24, 2003 the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months. As of March 31, 2004 no shares have been repurchased under this program.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Stockholders

None

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8K

(a)     Exhibits

31.1	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e)
31.2	and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 dated May 10, 2004.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 dated May 10, 2004.

 (b)     Report(s) on Form 8-K filed during the quarter ended March 31, 2004, are as follows:

Date Filed	Purpose

January 27, 2004	Announce Banner Corporation financial results for the quarter and fiscal year ended December 31, 2003.

March 4, 2004	Announce that Banner Bank is entering the southwestern Idaho market, including Boise and Twin Falls.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 10, 2004	/s/D. Michael Jones
D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2004	/s/Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)


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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 10, 2004		/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer


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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 10, 2004		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer


EXHIBIT 32

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

-	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

-	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

May 10, 2004	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

May 10, 2004	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer
