Form 10-Q
period 2004-06-30
BANNER CORP
filed 2004-08-09
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

OR

[ ]				TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM	______	to	_______	:

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)		91-1691604 (I.R.S. Employer Identification Number)

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
Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share			As of July 31, 2004 11,636,484 shares*

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

Consolidated Statements of Financial Condition as of June 30, 2004 and December 31, 2003	2

Consolidated Statements of Income for the Quarters and Six Months Ended June 30, 2004 and 2003	3

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2004 and 2003	4

Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2004 and 2003	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	7

Selected Notes to Consolidated Financial Statements	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements	13

General	13

Recent Developments and Significant Events	13

Comparison of Financial Condition at June 30, 2004 and December 31, 2003	13

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2004 and 2003	14

Asset Quality	20

Liquidity and Capital Resources	21

Financial Instruments with Off-Balance-Sheet Risk	22

Capital Requirements	23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	24

Sensitivity Analysis	24

Item 4 - Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29

Item 3 - Defaults upon Senior Securities	29

Item 4 - Submission of Matters to a Vote of Stockholders	29

Item 5 - Other Information	29

Item 6 - Exhibits and Reports on Form 8-K	30

SIGNATURES


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
June 30, 2004 (Unaudited) and December 31, 2003
	(Unaudited)
	June 30	December 31
ASSETS	2004	2003
Cash and due from banks	$53,699	$77,298
Securities available for sale, cost $606,539 and $670,033
Encumbered	42,815	55,228
Unencumbered	557,233	619,714
	600,048	674,942
Securities held to maturity, fair value $51,697 and $28,402
Encumbered	225	216
Unencumbered	50,986	27,016
	51,211	27,232

Federal Home Loan Bank stock	35,387	34,693
Loans receivable:
Held for sale, fair value $5,937 and $16,199	5,887	15,912
Held for portfolio	1,903,532	1,711,013
Allowance for loan losses	(28,037)	(26,060)
	1,881,382	1,700,865

Accrued interest receivable	14,341	13,410
Real estate owned, held for sale, net	3,564	2,967
Property and equipment, net	32,815	22,818
Goodwill and other intangibles, net	36,441	36,513
Deferred income tax asset, net	7,024	1,941
Bank-owned life insurance	34,529	33,669
Other assets	9,629	8,965
	$2,760,070	$2,635,313
LIABILITIES
Deposits:
Non-interest-bearing	$209,704	$205,656
Interest-bearing	1,622,889	1,465,284
	1,832,593	1,670,940

Advances from Federal Home Loan Bank	555,058	612,552
Junior subordinated debentures	72,168	56,703
Other borrowings	72,539	69,444
Accrued expenses and other liabilities	17,911	18,444
Deferred compensation	4,739	4,252
Income taxes payable	2,768	178
	2,557,776	2,432,513
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value per share, 27,500,000 shares authorized, 13,201,419 shares issued:
11,630,434 shares and 11,473,311 shares outstanding at June 30, 2004 and December 31, 2003, respectively.	125,438	123,375
Retained earnings	85,494	80,286
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(4,461)	3,191
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:
438,985 and 434,299 restricted shares outstanding
at June 30, 2004 and December 31, 2003, respectively, at cost	(3,628)	(3,589)
Carrying value of shares held in trust for stock related compensation plans	(3,669)	(3,554)
Liability for common stock issued to deferred, stock related, compensation plans	3,120	3,091
	(549)	(463)
	202,294	202,800
	$2,760,070	$2,635,313

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (in thousands except for per share amounts)
For the Quarters and Six Months Ended June 30, 2004 and 2003
	Quarters Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
INTEREST INCOME:
Loans receivable	$30,298	$29,396	$59,317	$58,240
Mortgage-backed securities	4,394	3,183	8,921	6,235
Securities and cash equivalents	3,140	2,833	6,221	5,655
	37,832	35,412	74,459	70,130
INTEREST EXPENSE:
Deposits	8,404	8,851	16,268	17,722
Federal Home Loan Bank advances	4,962	5,747	10,087	11,447
Junior subordinated debentures/Trust preferred securities	843	546	1,535	1,113
Other borrowings	223	203	460	375
	14,432	15,347	28,350	30,657

Net interest income before provision for loan losses	23,400	20,065	46,109	39,473

PROVISION FOR LOAN LOSSES	1,450	2,250	2,900	4,500
Net interest income	21,950	17,815	43,209	34,973

OTHER OPERATING INCOME:
Loan servicing fees	347	(83)	613	447
Other fees and service charges	2,057	1,839	3,900	3,497
Mortgage banking operations	1,452	3,244	2,704	5,306
Gain on sale of securities	62	--	73	3
Miscellaneous	207	383	651	948
Total other operating income	4,125	5,383	7,941	10,201

OTHER OPERATING EXPENSES:
Salary and employee benefits	13,024	11,589	25,127	22,800
Less capitalized loan origination costs	(1,891)	(1,975)	(3,378)	(3,550)
Occupancy and equipment	2,645	2,349	5,132	4,721
Information/computer data services	1,016	868	2,042	1,706
Professional services	790	844	1,705	1,274
Advertising	1,341	801	2,449	1,667
Miscellaneous	2,611	2,799	5,287	5,714

Total other operating expenses	19,536	17,275	38,364	34,332

Income before provision for income taxes	6,539	5,923	12,786	10,842

PROVISION FOR INCOME TAXES	1,991	1,802	3,875	3,292

NET INCOME	$4,548	$4,121	$8,911	$7,550

Earnings per common share (see Note 5):
Basic	$0.41	$0.38	$0.80	$0.70
Diluted	$0.39	$0.37	$0.76	$0.68
Cumulative dividends declared per common share:	$0.16	$0.15	$0.32	$0.30

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in thousands except for per share amounts)
For the Quarters and Six Months Ended June 30, 2004 and 2003

	Quarters Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
NET INCOME	$4,548	$4,121	$8,911	$7,550

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $(5,642), $(126), $(4,092) and $(78), respectively.	(10,483)	(236)	(7,605)	(146)
Less adjustment for (gains)/losses included in net income, net of income tax (benefit) of $22, $0, $26 and $1, respectively	(40)	--	(47)	(2)
Other comprehensive income (loss)	(10,523)	(236)	(7,652)	(148)

COMPREHENSIVE INCOME (LOSS)	$(5,975)	$3,885	$1,259	$7,402

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Six Months Ended June 30, 2004 and 2003
	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2003	$120,554	$70,813	$3,488	$(4,262)	$(216)	$$190,377
Net income		7,550				7,550

Change in valuation of securities available for sale, net of income taxes			(148)			(148)

Cash dividend on common stock ($.30/share cumulative)		(3,397)				(3,397)

Proceeds from issuance of common stock for exercise of stock options	437					437

Net issuance of stock through employees' stock plans, including tax benefit	393			(2)	(396)	(5)

Amortization of compensation related to Management Recognition Plan (MRP)					67	67

BALANCE, June 30, 2003	$121,384	$74,966	$3,340	$(4,264)	$(545)	$194,881

BALANCE, January 1, 2004	$123,375	$80,286	$3,191	$(3,589)	$(463)	$$202,800
Net income		8,911				8,911

Change in valuation of securities available for sale, net of income taxes			(7,652)			(7,652)

Cash dividend on common stock ($.32/share cumulative)		(3,703)				(3,703)

Purchase and/or retirement of common stock	(553)					(553)

Proceeds from issuance of common stock for exercise of stock options	2,512					2,512

Net issuance of stock through employees' stock plans, including tax benefit	104			(39)	(159)	(94)

Amortization of compensation related to MRP					73	73

BALANCE, June 30, 2004	$125,438	$85,494	$(4,461)	$(3,628)	$(549)	$202,294

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (continued) ( in thousands)
For the Six Months Ended June 30, 2004 and 2003

	2004	2003
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,728)	(1,894)
Purchase and retirement of common stock	(20)	(3)
Issuance of common stock to deferred compensation plan and/or exercised stock options	177	63
Number of shares retired, end of period	(1,571)	(1,834)

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	11,630	11,367

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(434)	(516)
Adjustment of earned shares	(5)	--
Number of shares, end of period	(439)	(516)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Six Months Ended June 30, 2004 and 2003
	2004	2003
OPERATING ACTIVITIES:
Net income	$8,911	$7,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,312	2,859
Loss (gain) on sale of securities	(73)	(3)
Increase in cash surrender value of bank-owned life insurance	(860)	(939)
Gain on sale of loans, excluding capitalized servicing rights	(2,644)	(4,403)
Loss (gain) on disposal of real estate held for sale and property and equipment	(107)	(18)
Provision for losses on loans and real estate held for sale	2,900	4,810
Federal Home Loan Bank stock dividend	(694)	(983)
Net change in:
Loans held for sale	10,025	(236)
Other assets	(2,882)	(4,488)
Other liabilities	2,539	9,167
Net cash provided (used) by operating activities	19,427	13,316

INVESTING ACTIVITIES:
Purchases of securities	(160,679)	(358,312)
Principal repayments and maturities of securities	164,551	232,046
Proceeds from sales of securities	34,671	10,089
Origination of loans, net of principal repayments	(357,484)	(366,876)
Purchases of loans and participating interest in loans	(6,131)	(24,321)
Proceeds from sales of loans and participating interest in loans	172,192	295,207
Purchases of property and equipment-net	(11,761)	(1,154)
Proceeds from sale of real estate held for sale-net	1,231	2,979
Investment in bank-owned life insurance	--	--
Other	(56)	(90)
Net cash (used) by investing activities	(163,466)	(237,432)

FINANCING ACTIVITIES:
Increase in deposits	161,653	195,086
Proceeds from FHLB advances	596,800	226,751
Repayment of FHLB advances	(654,294)	(184,542)
Proceeds from issuance of junior subordinated debentures	15,000	--
Proceeds from issuance of repurchase agreement borrowings	--	19,000
Repayment of repurchase agreement borrowings	(11,200)	(19,587)
Increase (decrease) in other borrowings, net	14,295	(1,399)
Cash dividends paid	(3,679)	(3,388)
Repurchases of stock, net of forfeitures	(552)	--
ESOP shares earned	(94)	(5)
Exercise of stock options	2,511	437
Net cash provided by financing activities	120,440	235,151

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(23,599)	11,035

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	77,298	132,910
CASH AND DUE FROM BANKS, END OF PERIOD	$53,699	$143,945

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Six Months Ended June 30, 2004 and 2003
(Continued from prior page)

	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$28,361	$30,473
Taxes paid in cash	2,250	--
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,604	6,224
Net change in accrued dividends payable	24	9
Change in other assets/liabilities	475	--
Investments available for sale reclassified as held to maturity	15,334	--

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
	Quarters Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003
Net income available to common stockholders:
Basic:
As reported	$4,548	$4,121	$8,911	$7,550
Pro forma	4,344	3,885	8,469	7.002
Diluted:
As reported	$4,548	$4,121	$8,911	$7,550
Pro forma	4,344	3,885	8,469	7,002
Net income per common share:
Basic:
As reported	$0.41	$0.38	$0.80	$0.70
Pro forma	0.39	0.36	0.76	0.65
Diluted:
As reported	$0.39	$0.37	$0.76	$0.68
Pro forma	0.37	0.35	0.72	0.63

The compensation expense included in the pro forma net income available to common stockholders on a diluted basis and diluted earnings per common share are not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.


The fair value of options granted under the Company's stock option plans (SOPs) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2004		2003
Annual dividend yield	2.21 to 2.44%		3.42 to 3.76%
Expected volatility	31.7 to 34.2%		36.0 to 49.6%
Risk free interest rate	2.72 to 4.78%		2.94 to 4.07%
Expected lives	5 to 9	yrs	5 to 9	yrs

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

Note 2: Recent Developments and Significant Events

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46, Consolidation of Certain Variable Interest Entities-An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a variable interest entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN 46 was effective for newly created VIEs beginning February 1, 2003 and for existing VIEs as of the third quarter of 2003. Effective October 10, 2003, FASB deferred the effective date of FIN 46 from July 1, 2003, to the first interim period ending after December 15, 2003 (June 30, 2004) for VIEs originated prior to February 1, 2003. The Company elected to adopt FIN 46 early, which resulted in the deconsolidation of the special purpose business trusts effective December 31, 2003. This increased the Bank's held-to-maturity investments and related borrowings by $1.7 million as detailed below.

Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities: At December 31, 2003, three wholly-owned subsidiary grantor trusts, Banner Capital Trust I, II, and III (collectively, Trusts), established by the Company had issued $55 million of pooled trust preferred securities. In addition, as noted below, in March 2004 the Company established a fourth wholly-owned subsidiary grantor trust called Banner Capital Trust IV to facilitate the issuance of an additional $15 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated debentures (Debentures) of the Company. The Debentures are the sole assets of the Trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Prior to adoption of FIN 46, the Trusts were considered consolidated subsidiaries of the Company. At December 31, 2002, $40 million of trust preferred securities were included in the Company's consolidated balance sheet in the liabilities section, under the caption, "Trust preferred securities," and the $1.2 million common capital securities of the issuer retained by the Company were eliminated against the Company's investment in the Trusts. Distributions on these trust preferred securities were recorded as interest expense on the consolidated statements of income.

As a result of the adoption of FIN 46, the Company deconsolidated all three Trusts as of December 31, 2003. As a result, the Debentures issued by the Company to the Trusts, totaling $56.7 million, were reflected in the Company's consolidated balance sheet in the liabilities section at December 31, 2003 under the caption, "Junior subordinated debentures." Beginning January 1, 2004, the Company has recorded interest expense for the corresponding junior subordinated debentures in its consolidated statements of income. The Company recorded $1.7 million of the common capital securities issued by the Trusts in the securities held-to-maturity in its consolidated balance sheet at December 31, 2003.

Sale of $15 Million of Trust Preferred Securities: In March 2004, the Company completed the issuance of an additional $15.5 million of Debentures in connection with a private placement of pooled trust preferred securities called Banner Capital Trust IV. The trust preferred securities were issued by a special purpose business trust owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The Debentures have been recorded as a liability on the statement of financial condition but, subject to limitations under current Federal Reserve guidelines, qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, by augmenting the Bank's regulatory capital. Under the terms of the transaction, the trust preferred securities and Debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and Debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 2.85%.


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

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
	June 30	December 31	June 30
	2004	2003	2003

Interest-bearing deposits included in cash and due from banks	$7,053	$2,644	$71,337

Mortgage-backed securities	382,408	415,161	334,660
Other securities-taxable	220,445	243,088	211,053
Other securities-tax exempt	42,648	38,478	25,869
Equity securities with dividends	5,758	5,447	3,578
Total securities	651,259	702,174	575,160

Federal Home Loan Bank (FHLB) stock	35,387	34,693	33,814

	$693,699	$739,511	$680,311

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):
	Quarters Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003
Mortgage-backed securities interest	$4,394	$3,183	$8,921	$6,235

Taxable interest and dividends	2,335	2,140	4,650	4,109
Tax-exempt interest	456	256	877	563
FHLB stock dividends	349	437	694	983
	3,140	2,833	6,221	5,655

	$7,534	$6,016	$15,142	$11,890


Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data (in thousands):
	Quarters Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003
Total shares originally issued	13,201	13,201	13,201	13,201
Less retired weighted average shares plus unvested weighted average shares allocated to MRP	(1,621)	(1,879)	(1,666)	(1,889)
Less unallocated shares held by the ESOP	(439)	(516)	(439)	(516)

Basic weighted average shares outstanding	11,141	10,806	11,096	10,796

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	579	324	590	290
Diluted weighted average shares outstanding	11,720	11,130	11,686	11,086


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report on Form 10-K. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, management's ability to generate continued improvement in asset quality and profitability, competition, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, agricultural commodity prices, crop yields and weather conditions, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services and the Company's ability to successfully resolve the outstanding credit issues. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."

General

Banner Corporation, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank is a regional bank which offers a wide variety of commercial banking services and financial products to both businesses and individuals in its primary market areas. The Bank conducts business from its main office in Walla Walla, Washington, and its 46 branch offices and 12 loan production offices located in 23 counties in Washington, Oregon and Idaho.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, the Company's net interest income increased $3.3 million for the quarter ended June 30, 2004, compared to the same period a year earlier, as a result of an increase of 7 basis points in the interest rate spread and significant growth in interest-bearing assets and liabilities.

The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. Provision for loan losses decreased by $800,000 to $1.5 million for the quarter ended June 30, 2004, compared to $2.3 million for the quarter ended June 30, 2003. Other operating income decreased by $1.3 million for the quarter ended June 30, 2004, largely as a result of decreased mortgage banking activity and the resulting gain on the sale of loans. Other operating expenses increased $2.3 million for the quarter ended June 30, 2004, compared to the same period ended June 30, 2003, reflecting the continued growth of the Company as detailed below in the "Comparison of Financial Condition at June 30, 2004 and December 31, 2003" and "Comparison of Results of Operations for the Quarters and Six Months ended June 30, 2004 and 2003" sections of this report.

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

General: Total assets increased $124.8 million, or 4.7%, from $2.635 billion at December 31, 2003, to $2.760 billion at June 30, 2004. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $180.5 million, or 10.6%, from $1.701 billion at December 31, 2003, to $1.881 billion at June 30, 2004. Loan portfolio growth was broad-based and included an increase of $50.4 million in mortgages secured by commercial real estate loans, an increase of $15.9 million in multifamily real estate loans, an increase of $34.7 million in construction and land loans and an increase of $60.8 million in non-mortgage commercial and agricultural loans. These increases reflect the Company's continuing effort to increase the portion of its loans invested in commercial, construction and land development real estate loans, and non-mortgage commercial business and agricultural loans. While these loans are inherently of higher risk than residential mortgages, management believes that over an extended period of time they can produce higher credit-adjusted returns to the Company and provide better opportunities to develop comprehensive banking relationships with borrowers than most residential mortgages. The Company also had an increase of $20.4 million in one- to four-family residential real estate loans, while other consumer loans were nearly unchanged. Securities available for sale and held to maturity decreased $50.9 million, or 7.3%, from $702.2 million at December 31, 2003, to $651.3 million at June 30, 2004, primarily as a result of maturities and principal repayments on mortgage related securities, although the decrease also reflected declines in the fair value of the portion of the portfolio designated as available for sale as a result of changes in the level of market interest rates. As noted in the Consolidated Statements of Comprehensive Income, higher market interest rates resulted in an unrealized holding loss of $11.7 million for the Company's available for sale securities at June 30, 2004, compared to an unrealized loss of $224,000 at December 31, 2003. This change in the unrealized


loss was also primarily responsible for the increase in deferred income tax asset, which increased by $5.1 million, as well as for the $7.6 million decrease in accumulated other comprehensive income (loss) included in the stockholders' equity section of the Consolidated Statements of Financial Condition. FHLB stock increased $694,000 as a result of dividends paid by the FHLB in the form of additional shares of stock. The Company also had an increase of $860,000 in bank-owned life insurance from the growth of cash surrender values on existing policies. Property and equipment increased by $10.0 million to $32.8 million at June 30, 2004, from $22.8 million at December 31, 2003. During the most recent quarter, the Bank purchased three branch properties and a piece of undeveloped land from a major bank that recently completed an acquisition of another competing bank. This facilities purchase is part of an ambitious strategy to grow deposits by expanding retail distribution in important markets in Washington, Oregon and Idaho. The properties purchased, located in Edmonds, Kent, Everett and Bellingham, Washington, are all part of the Puget Sound region, the most highly populated area in the Pacific Northwest with the most significant business activity. Earlier in the year the Bank opened new offices in Hillsboro, Oregon, Walla Walla, Washington and Boise and Twin Falls, Idaho. The increase in property and equipment also reflects construction in progress for a new operations facility in Walla Walla and a major rebuild of a branch office in Yakima, Washington. The majority of the increase in assets was funded by a growth in deposits. Additional funding was also provided by the issuance of junior subordinated debentures and net income from operations. Deposits grew $161.7 million, or 9.7%, from $1.671 billion at December 31, 2003, to $1.833 billion at June 30, 2004. Non-interest-bearing deposits only increased $4.0 million, or 2.0%, while interest-bearing deposits increased significantly, growing by $157.6 million, or 10.8%, from the December 31, 2003 amounts. While FHLB advances decreased $57.5 million from $612.6 million at December 31, 2003, to $555.1 million at June 30, 2004, junior subordinated debentures issued in connection with trust preferred securities increased $15.5 million to $72.2 million and other borrowings increased $3.1 million to $72.5 million at June 30, 2004.

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2004 and 2003

General. For the quarter ended June 30, 2004, the Company had net income of $4.5 million, or $.39 per share (diluted), compared to net income of $4.1 million, or $.37 per share (diluted), for the quarter ended June 30, 2003, an increase of $427,000. The Company's improved operating results reflect significant growth of assets and liabilities, combined with a modest increase in the net interest margin and a substantially lower provision for loan losses. The Company's operating results also reflect a significant decrease in other operating income, primarily mortgage banking revenues, combined with substantial increases in other operating expenses, particularly compensation, occupancy and advertising. Compared to levels a year ago, total assets increased 9.8%, to $2.760 billion at June 30, 2004, net loans increased 14.9%, to $1.881 billion, deposits grew 8.3%, to $1.833 billion, and borrowings, including junior subordinated debentures, increased 18.6%, to $699.8 million. Average interest earning assets were $2.580 billion for the quarter ended June 30, 2004, an increase of $324.9 million, or 14.4%, compared to the same period a year earlier. Average equity was 7.59% of average assets for the quarter ended June 30, 2004, compared to 8.09% of average assets for the quarter ended June 30, 2003, reflecting increased balance sheet leverage.

Net Interest Income. Net interest income before provision for loan losses increased to $23.4 million for the quarter ended June 30, 2004, compared to $20.1 million for the quarter ended June 30, 2003, largely as a result of the growth in average interest-earning assets noted above. In addition, the net interest margin increased 8 basis points for the quarter from the prior year quarter, reflecting a similar 7 basis point increase in net interest rate spread and a slight increase in the ratio of interest-bearing assets relative to interest-earning liabilities. For the six-month period ended June 30, 2004, the net interest margin increased 5 basis points from the same period in 2003, reflecting a 6 basis point increase in net interest rate spread. While net interest income also increased compared to the quarter ended March 31, 2004, the net interest margin decreased by 5 basis points compared to the previous quarter as the long-term trend of declining funding cost appears to have ended, reflecting recent changes in interest rate markets. Management expects that the net interest margin will likely continue to experience some additional compression near term.

Interest Income. Interest income for the quarter ended June 30, 2004 was $37.8 million, compared to $35.4 million for the quarter ended June 30, 2003, an increase of $2.4 million, or 6.8%. The increase in interest income occurred despite a 40 basis point decrease in the average yield on interest-earning assets, reflecting significant growth in those assets. The yield on average interest-earning assets decreased to 5.90% for the quarter ended June 30, 2004, compared to 6.30% for the same period a year earlier. Average loans receivable for the quarter ended June 30, 2004 increased by $225.2 million, or 13.8%, when compared to the quarter ended June 30, 2003. Interest income on loans for the quarter increased by $902,000, or 3.1%, compared to the prior year, as the impact of the increase in average loan balances was substantially reduced by a 66 basis point decrease in the average yield. The decrease in average loan yield reflects the decline in the level of market interest rates compared to prior year levels, particularly the prime rate which affects a large portion of construction, commercial and agricultural loans, and declines which occurred during the prior year which led to a significant amount of prepayments of higher-rate real estate and other fixed-rate, fixed-term loans. The loan mix continued to change during the quarter as the portion of the portfolio invested in construction, land development and commercial loans increased compared to the prior year. Loans yielded 6.56% for the quarter ended June 30, 2004, compared to 7.22% for the quarter ended June 30, 2003. While the level of market interest rates was lower than a year earlier, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $99.6 million for the quarter ended June 30, 2004, and the interest and dividend income from those investments increased $1.5 million compared to the quarter ended June 30, 2003. The average yield on mortgage-backed securities increased to 4.25% for the quarter ended June 30, 2004, from 3.71% for the comparable period in 2003, reflecting reduced amortization of purchase premiums on certain portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments. Both premium amortization and principal prepayments were significantly elevated in the year earlier period. The average yield on other investment securities and cash equivalents increased to 4.14% for the quarter ended June 30, 2004, from 3.92% for the comparable quarter in 2003, reflecting slightly higher market rates. Earnings on FHLB stock decreased by $88,000, to $349,000, in the quarter ended June 30, 2004, from $437,000 in the comparable quarter in 2003, despite a $1.7 million increase in the average balance held, as a result of a 124 basis point decrease in the yield received. The dividend yield on FHLB stock


was 4.01% for the quarter ended June 30, 2004, compared to 5.25% for the quarter ended June 30, 2003. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest income for the six months ended June 30, 2004 increased by $4.3 million, or 6.2%, to $74.5 million from $70.1 million for the comparable period in 2003. Interest income from loans increased $1.1 million, or 1.8% from the comparable period in 2003. The increase in loan interest income reflects the impact of a $196.9 million of growth in the average balance of loans receivable offset to a degree by a 69 basis point decrease in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended June 30, 2004 increased $3.3 million, from $11.9 million in 2003 to $15.1 million in the current period, reflecting a substantial $125.0 million increase in average balances and a 20 basis point increase in yield.

Interest Expense. Interest expense for the quarter ended June 30, 2004 was $14.4 million, compared to $15.3 million for the comparable period in 2003, a decrease of $915,000, or 6.0%. The decrease in interest expense was the result of a significant decrease in the average cost of all interest-bearing liabilities to 2.32% from 2.79%, primarily reflecting the lower levels of market interest rates and the maturity of certain higher-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense decreased $447,000 for the quarter ended June 30, 2004 compared to the same quarter a year ago, despite the strong deposit growth throughout the Company over the past twelve months, as a result of a continuing decline in the cost of deposits. Average deposit balances increased $178.0 million, or 11.1%, to $1.777 billion for the quarter ended June 30, 2004, from $1.599 billion for the quarter ended June 30, 2003, while, at the same time, the average rate paid on deposit balances decreased 32 basis points. Average FHLB advances totaled $581.1 million during the quarter ended June 30, 2004, compared to $522.5 million during the quarter ended June 30, 2003, an increase of $58.6 million that, combined with a 98 basis point decrease in the average cost of advances, resulted in a $785,000 decrease in related interest expense. The average rate paid on those advances decreased to 3.43% for the quarter ended June 30, 2004, from 4.41% for the quarter ended June 30, 2003. FHLB advances are generally fixed-rate, fixed-term borrowings with rates on many of those advances established in periods when market rates were considerably higher. In addition to reflecting the maturity and repricing of certain of those fixed-rate, fixed-term advances, the lower cost in the current quarter reflects growth using new advances priced at current market rates. Funding was also provided in the first quarter of 2004 by junior subordinated debentures which were issued in connection with trust preferred securities and had an average balance of $72.2 million and an average cost of 4.70% (including amortization of prepaid underwriting costs) for the quarter ended June 30, 2004. Trust preferred securities outstanding in the first quarter of the prior year had an average balance of $40.0 million and an average rate of 5.48%. (See Note 2, Recent Developments and Significant Events, for a detailed discussion of the accounting for junior subordinated debentures and trust preferred securities.) Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $26.8 million, to $71.8 million for the quarter ended June 30, 2004, from $44.9 million for the same period in 2003, while the related interest expense increased $20,000, to $223,000, from $203,000 for the respective periods. The average rate paid on other borrowings was 1.25% in the quarter ended June 30, 2004, compared to 1.81% for the same quarter in 2003. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances, which generally lag current market rates.

A comparison of total interest expense for the six months ended June 30, 2004 shows a decrease of $2.3 million, or 7.5%, from the comparable period in June 2003. The interest expense reflects an increase in average deposits of $170.8 million combined with a $130.9 million increase in FHLB advances, trust preferred securities and other borrowings. The effect on interest expense of the $301.7 million increase in average interest-bearing liabilities was offset by a 55 basis point decrease in the interest paid on those liabilities.


The following tables provide additional comparative data on the Company's operating performance:

	Quarters Ended		Six Months Ended
	June 30		June 30
Average Balances
(in thousands)	2004	2003	2004	2003
Investment securities and cash equivalents	$271,284	$245,073	$270,611	$229,748
Mortgage-backed obligations	415,452	343,686	413,431	331,068
Loans receivable	1,858,449	1,633,218	1,804,723	1,607,865
FHLB stock	35,042	33,382	34,870	33,111
Total average interest-earning assets	2,580,227	2,255,359	2,523,635	2,201,792

Non-interest-earning assets	149,293	160,455	156,365	158,950
Total average assets	$2,729,520	$2,415,814	$2,680,000	$2,360,742

Deposits	$1,776,837	$1,598,829	$1,723,673	1,552,883
Advances from FHLB	581,118	522,549	592,467	513,699
Junior subordinated debentures/Trust preferred securities	72,168	40,000	65,030	40,000
Other borrowings	71,761	44,934	71,421	44,354
Total average interest-bearing liabilities	2,501,884	2,206,312	2,452,591	2,150,936

Non-interest-bearing liabilities	20,468	13,980	19,968	15,548
Total average liabilities	2,522,352	2,220,292	2,472,559	2,166,484

Equity	207,168	195,522	207,441	194,258
Total average liabilities and equity	$2,729,520	$2,415,814	$2,680,000	$2,360,742

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	4.14%	3.92%	4.11%	4.10%
Mortgage-backed obligations	4.25%	3.71%	4.34%	3.80%
Loans receivable	6.56%	7.22%	6.61%	7.30%
FHLB stock	4.01%	5.25%	4.00%	5.99%
Total interest rate yield on interest-earning assets	5.90%	6.30%	5.93%	6.42%

Interest Rate Expense:
Deposits	1.90%	2.22%	1.90%	2.30%
Advances from FHLB	3.43%	4.41%	3.42%	4.49%
Junior subordinated debentures/Trust preferred securities	4.70%	5.48%	4.75%	5.61%
Other borrowings	1.25%	1.81%	1.30%	1.70%
Total interest rate expense on interest-bearing liabilities	2.32%	2.79%	2.32%	2.87%

Interest spread	3.58%	3.51%	3.61%	3.55%

Net interest margin on interest earning assets	3.65%	3.57%	3.67%	3.62%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.67%	0.68%	0.67%	0.64%
Return on average equity	8.83%	8.45%	8.64%	7.84%
Average equity / average assets	7.59%	8.09%	7.74%	8.23%
Average interest-earning assets / interest-bearing liabilities	103.13%	102.22%	102.9%	102.36%
Non-interest (other operating) expenses / average assets	2.88%	2.87%	2.88%	2.93%
Efficiency ratio [non-interest (other operating) expenses / revenues]	70.98%	67.88%	70.98%	69.11%


Provision and Allowance for Loan Losses. During the quarter ended June 30, 2004, the provision for loan losses was $1.5 million, compared to $2.3 million for the quarter ended June 30, 2003, a decrease of $800,000. As noted in Note 1 to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's financial statements. The decrease in the provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The significantly lower provision in the current quarter reflects lower levels of non-performing loans and net charge-offs, improvement in the current economic environment and strengthening in the prospects for collection on previously identified non-performing loans, as well as the recognition of problem loans through provision for losses recorded in previous periods. Non-performing loans decreased $2.8 million to $25.3 million at June 30, 2004, compared to $28.1 million at June 30, 2003, and decreased $3.1 million compared to $28.4 million at December 31, 2003. Net charge-offs were $298,000 for the current quarter, compared to $1.7 million for the same quarter a year earlier. In recent years, non-performing loans have been primarily concentrated in the Puget Sound region where continued economic weakness has diminished certain borrowers' ability to meet obligations. However, during the past year, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflect unique operating difficulties for the individual borrower rather than a weakness in the overall economy of the area. A comparison of the allowance for loan losses at June 30, 2004 and 2003 shows an increase of $2.0 million, to $28.0 million at June 30, 2004, from $26.1 million at June 30, 2003. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.47% and 1.57% at June 30, 2004 and June 30, 2003, respectively.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of June 30, 2004, the Company had identified $24.1 million of impaired loans as defined by SFAS No. 114 and had established $5.0 million of specific loss allowances for these loans.

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


The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):
		June 30	December 31	June 30
Loan Portfolio:		2004	2003	2003
Loans (including loans held for sale):
Secured by real estate:
One- to four-family		$287,990	$275,197	$299,524
Consumer secured by one- to four-family		38,918	31,277	28,875
Total one- to four-family		326,908	306,474	325,399

Commercial		506,411	455,964	407,419
Multifamily		104,936	89,072	76,598
Construction and land		433,611	398,954	376,385
Commercial business		340,493	321,671	328,130
Agricultural business, including secured by farmland		160,920	118,903	113,445
Consumer		36,140	35,887	36,740
Total loans outstanding		1,909,419	1,726,925	1,664,116

Less allowance for loan losses		28,037	26,060	26,075

Total net loans outstanding at end of period		$1,881,382	$1,700,865	$1,638,041

	Quarters Ended		Six Months Ended
	June 30		June 30
Allowance for Loan Losses:	2004	2003	2004	2003
Balance, beginning of the period	$26,885	$25,551	$26,060	$26,539

Provision for loan losses	1,450	2,250	2,900	4,500

Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	--	--	--	--
Commercial	115	--	115	--
Multifamily	--	--	--	--
Construction and land	--	--	--	--
Commercial business	158	218	297	313
Agricultural business, including secured by farmland	--	11	3	12
Consumer	12	15	21	29
	285	244	436	354
Loans charged off:
Secured by real estate:
One- to four-family	(12)	(12)	(36)	(12)
Commercial	(81)	(690)	(326)	(1,878)
Multifamily	--	--	--	--
Construction and land	--	(500)	(100)	(529)
Commercial business	(398)	(703)	(737)	(2,641)
Agricultural business, including secured by farmland	--	--	--	--
Consumer	(92)	(65)	(160)	(258)
	(583)	(1,970)	(1,359)	(5,318)
Net charge-offs	(298)	(1,726)	(923)	(4,964)

Balance, end of the period	$28,037	$26,075	$28,037	$26,075

Net charge-offs as a percentage of average net book value of loans outstanding for the period	0.02%	0.11%	0.05%	0.31%


The following is a schedule of the Company's allocation of the allowance for loan losses:
	June 30	December 31	June 30
	2004	2003	2003
Specific or allocated loss allowances:
Secured by real estate:
One- to four-family	$641	$749	$800
Commercial	5,749	5,058	4,900
Multifamily	525	445	413
Construction and land	5,108	5,207	6,609
Commercial business	8,486	8,161	8,237
Agricultural business, including secured by farmland	3,839	3,194	2,528
Consumer	482	482	494
Total allocated	24,830	23,296	23,981

Estimated allowance for undisbursed commitments	324	242	272
Unallocated	2,883	2,522	1,822
Total allowance for loan losses	$28,037	$26,060	$26,075

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for losses)	1.47%	1.51%	1.57%

Other Operating Income. Other operating income was $4.1 million for the quarter ended June 30, 2004, a decrease of $1.3 million from the quarter ended June 30, 2003. This primarily reflects a $1.8 million decrease in the gain on sale of loans for the current quarter as increased interest rates led to decreased mortgage banking activity. Loan sales for the quarter ended June 30, 2004 totaled $100.5 million, compared to $166.5 million for the quarter ended June 30, 2003. Gain on sale of loans for the Company included $170,000 of fees on $12.1 million of loans which were brokered and are not reflected in the volume of loans sold. Partially offsetting the decline in loan sale gains was improvement in loan servicing fees, which increased by $430,000 for the quarter ended June 30, 2004, compared to the second quarter a year earlier when the Company recorded a $300,000 impairment charge for the value of originated mortgage servicing rights as a result of accelerated prepayments. Other fee and service charge income increased by $218,000, to $2.1 million for the quarter ended June 30, 2004, compared to $1.8 million for the quarter ended June 30, 2003, primarily reflecting growth in customer transaction accounts, although increased fees also reflect changes in the Company's overdraft protection program that were implemented during the first quarter of 2003 and changes in certain pricing schedules initiated in the current year. Other miscellaneous income declined $176,000 compared to a year earlier, primarily as a result of a modest decline in the earnings on bank-owned life insurance policies. The decrease in miscellaneous income also reflects the Bank recording losses associated with Community Reinvestment Act (CRA) investments in certain limited partnerships which support low and moderate income housing projects. These losses are generally offset by tax credits associated with the projects which generate positive net returns on the investments over time.

Other operating income for the six months ended June 30, 2004 decreased $2.3 million from the comparable period in 2003. This includes a $2.6 million decrease in the gain on sale of loans, a $403,000 increase in other fee and service charge income and a $166,000 increase in loan servicing fees. Loan sales decreased from $295.2 million for the six months ended June 30, 2003, to $172.2 million for the six months ended June 30, 2004. Similar to the quarter just ended, miscellaneous income decreased by $297,000 for the six months ended June 30, 2004 primarily as a result of lower earnings on bank-owned life insurance and losses on CRA partnership investments.

Other Operating Expenses. Other operating expenses increased $2.3 million, to $19.5 million for the quarter ended June 30, 2004, from $17.3 million for the quarter ended June 30, 2003. Other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current quarter includes significant increases in compensation for additional branch and commercial loan production staff hired to position the Company for future growth. In addition, compensation was higher as a result of general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by lower commission expenses related to mortgage banking operations. The Company also significantly increased its commitment to advertising and marketing expenditures, which were $540,000 greater in the quarter ended June 30, 2004 than in the same period in the prior year. The increase in expenses includes operating costs associated with opening new branch offices in Seattle, Yakima and Walla Walla, Washington, Hillsboro, Oregon and Boise and Twin Falls, Idaho, new commercial lending centers in Seattle, Spokane and Federal Way, Washington and mortgage lending offices in Burlington and Moses Lake, Washington. The Company also had significant expenses for professional services in the current quarter, in part as a result of services related to compliance with certain provisions of the Sarbanes-Oxley Act of 2002, but primarily as a result of legal fees associated with loan collection efforts. Higher operating expenses, as well as a reduction in mortgage banking revenue, caused the Company's efficiency ratio to increase to 70.98% for the quarter ended June 30, 2004, from 67.88% for the comparable period ended June 30, 2003. On the other hand, other operating expenses as a percentage of average assets increased only very slightly to 2.88% for the quarter ended June 30, 2004, compared to 2.87% for the quarter ended June 30, 2003, reflecting the significant growth in average assets.

Other operating expenses for the six months ended June 30, 2004 increased $4.0 million, from $34.3 million from the first six months of 2003, to $38.4 million in the current period. As explained earlier, the increase is largely due to the increase in compensation, occupancy and advertising expenses as locations, staffing and the volume of activity have expanded while the Bank positions itself for future growth. The increased expenses in the current period also reflect a higher level of cost associated with the collection and disposition of non-performing assets


and compliance with certain provisions of the Sarbanes-Oxley Act of 2002. Partially offsetting these legal expenses were improved results with respect to the disposition of repossessed real estate, particularly in the quarter ended March 31, 2004, which is included in the Miscellaneous expense line in the income statement.

Income Taxes. Income tax expense was $2.0 million for the quarter ended June 30, 2004, compared to $1.8 million for the comparable period in 2003. The Company's effective tax rates for the quarters ended June 30, 2004 and 2003 were 30.4% and 30.4%, respectively. The effective tax rates in both quarters reflect the recording of tax credits related to certain Community Reinvestment Act investments and the relative amount of taxable income versus tax-exempt income earned in each quarter.

Income tax expense for the six months ended June 30, 2004 increased to $3.9 million, compared to $3.3 million in the comparable period in 2003. The Company's effective tax rates for the six months ended June 30, 2004 and 2003 were 30.3% and 30.4%, respectively. The lower effective tax rate in the current period is primarily a result of an increase in the relative effect of the tax-exempt income and the affordable housing tax credits noted above.

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

At June 30, 2004, the Company had an allowance for loan losses of $28.0 million, which represented 1.47% of total loans and 111% of non-performing loans, compared to 1.51% and 92%, respectively, at December 31, 2003.

During the years ended December 31, 2001 and 2002, the Bank experienced deterioration in asset quality, which had a significant adverse effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Collection costs remained high in 2003; however, during the twelve months ended December 31, 2003, the Bank achieved meaningful improvement in asset quality. The Company's asset quality indicators continued to improve in the quarter ended June 30, 2004, resulting in a significant decrease in loan loss provisioning compared to the same period a year earlier. Non-performing assets decreased 22% to $28.9 million, or 1.05% of total assets, at June 30, 2004, compared to $37.1 million, or 1.48% of total assets, at June 30, 2003. Problem loans have been primarily due from borrowers located in the Puget Sound region and are the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area. However, during the year ended December 31, 2003, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally these problem loans reflect unique operating difficulties for individual borrowers rather than weakness in the overall agricultural economy of the area.

For the quarter ended June 30, 2004, non-performing loans decreased by $2.2 million, although real estate owned and other repossessed assets increased by $1.4 million. At June 30, 2004, the Bank's largest non-performing loan exposure was for loans totaling $5.7 million to a diversified farming operation in northeastern Oregon which were secured by land, crops, receivables and equipment. The Company's next largest non-performing loan exposure encompasses loans totaling $3.7 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. Balances for this second group of loans are reflected in the non-accrual loan totals for commercial real estate and commercial business loans at June 30, 2004, in the non-performing assets table on the following page of this report. The Company had five additional non-performing credit relationships with balances in excess of $1.0 million, the two largest of which each had aggregate carrying values of $1.6 million at June 30, 2004. While meaningful progress was made in the past year, reducing non-performing loans and improving asset quality will be important activities to enhance the Bank's operating performance in future periods.


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):
	June 30	December 31	June 30
	2004	2003	2003
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$486	$1,048	$1,103
Commercial	5,386	6,624	7,644
Multifamily	--	--	--
Construction and land	2,838	5,741	10,326
Commercial business	5,666	7,232	7,699
Agricultural business, including secured by farmland	9,691	7,320	342
Consumer	51	45	82
	24,118	28,010	27,196
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	998	109	736
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	98	288	179
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	11
Consumer	43	24	--
	1,139	421	926
Total non-performing loans	25,257	28,431	28,122

Real estate owned, held for sale, and other repossessed assets, net	3,613	3,132	9,018

Total non-performing assets at the end of the period	$28,870	$31,563	$37,140
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	1.32%	1.65%	1.69%
Non-performing assets as a percentage of total assets at end of the period	1.05%	1.20%	1.48%
Troubled debt restructuring at end of the period	$--	$656	$443

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the six months ended June 30, 2004, the Company purchased loans in the amount of $6.1 million, while loan originations, net of principal repayments, totaled $357.5 million. For the six months ended June 30, 2004, securities purchases net of principal repayments totaled $3.9 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, deposit growth and borrowings. During the six months ended June 30, 2004, the Company sold $172.2 million of loans, net deposit growth was $161.7 million, FHLB advances decreased $57.5 million and other borrowings increased $18.6 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended June 30, 2004, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At June 30, 2004, the Bank had outstanding loan commitments totaling $585.9 million, including undisbursed loans in process totaling $550.1 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $964.3 million. Advances under this credit facility totaled $555.1 million, or 20% of the Bank's assets, at June 30, 2004.

At June 30, 2004, certificates of deposit amounted to $1.046 billion, or 56% of the Bank's total deposits, including $660.2 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB-Seattle advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of June 30, 2004, outstanding commitments consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$247,662
Revolving open-end lines secured by 1-4 family residential properties	23,265
Other, primarily business and agricultural loans	308,073
Standby letters of credit and financial guarantees	6,949

Total	$585,949

Commitments to sell loans secured by 1-4 family residential properties	$26,261

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the customer and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact to operations. This activity is managed daily. Changes in the value of rate lock commitments are recorded as other assets and liabilities. See "Derivative Instruments" under Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighed assets as well as Tier 1 leverage capital to average assets. At June 30, 2004 and December 31, 2003, the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business-Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission for additional information regarding the Company's and the Bank's regulatory capital requirements.)

The actual regulatory capital ratios calculated for the Company and the Bank as of June 30, 2004, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):
	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

(dollars in thousands)
June 30, 2004:
The Company-consolidated
Total capital to risk-weighted assets	$266,016	12.67%	$167,920	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	239,056	11.39	83,960	4.00	N/A	N/A
Tier 1 leverage capital to average assets	239,056	8.86	107,895	4.00	N/A	N/A

The Bank
Total capital to risk-weighted assets	229,772	10.96	167,669	8.00	$209,586	10.00%
Tier 1 capital to risk-weighted assets	202,851	9.68	83,834	4.00	125,751	6.00
Tier 1 leverage capital to average assets	202,851	7.53	107,702	4.00	134,627	5.00

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company. An additional exception to these generalizations in the current market environment has been the beneficial effect of interest rate floors on many of the Company's floating rate loans which have helped maintain higher loan yields despite declining levels of market interest rates. However, in the current low interest rate environment, these rate floors have declined over time. Further, because these rate floors exceed what would otherwise be the note rate on certain variable or floating rate loans, those loans will be less responsive to increasing market rates than has historically been the case, injecting an additional element of interest rate risk into the Company's operations.

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


The table of Interest Rate Risk Indicators sets forth, as of June 30, 2004, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	(3,182)	(3.5%)	(89,894)	(43.3%)
+200	(2,450)	(2.7%)	(57,076)	(27.5%)
+100	(2,219)	(2.4%)	(26,280)	(12.7%)
0	0	0.0	0	0.0%
-50	1,073	1.2%	2,265	1.1%
-100	(86)	(0.1%)	4,104	2.0%

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2004. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At June 30, 2004, total interest-bearing assets maturing or repricing within one year was less than total interest-earning liabilities maturing or repricing in the same time period by $123.6 million, representing a one-year gap to total assets ratio of (4.48%).

Table 16: Interest Sensitivity Gap as of June 30, 2004	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$283,272	$2,229	$6,973	$42	$--	$--	$292,516
Fixed-rate mortgage loans	75,821	57,025	124,555	99,619	116,355	30,412	503,787
Adjustable-rate mortgage loans	259,592	60,052	139,484	119,172	4,382	--	582,682
Fixed-rate mortgage-backed securities	23,710	22,319	72,150	51,123	80,781	51,174	301,257
Adjustable-rate mortgage-backed securities	17,954	6,621	19,260	13,735	23,580	--	81,150
Fixed-rate commercial/agricultural loans	52,678	18,706	36,767	15,704	6,653	36	130,544
Adjustable-rate commercial/agricultural loans	324,361	6,365	5,242	5,989	170	--	342,127
Consumer and other loans	41,637	5,624	12,129	3,744	2,070	311	65,515
Investment securities and interest-earning deposits	28,825	100	28,855	146,958	13,148	93,405	311,291

Total rate sensitive assets	1,107,850	179,041	445,415	456,086	247,139	175,338	2,610,869

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	49,056	49,055	114,462	114,462	--	--	327,035
Money market deposit accounts	124,828	74,896	49,931	--	--	--	249,655
Certificates of deposit	499,267	160,962	294,934	75,853	15,136	49	1,046,201
FHLB advances	283,600	25,000	95,600	60,930	89,928	--	555,058
Other borrowings	40,847	--	--	--	--	--	40,847
Trust preferred securities (new)	72,168	--	--	--	--	--	72,168
Retail repurchase agreements	30,717	140	406	--	428	--	31,691

Total rate sensitive liabilities	1,100,483	310,053	555,333	251,245	105,492	49	2,322,655

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$7,367	$(131,012)	$(109,918)	$204,841	$141,647	$175,289	$288,214
Cumulative excess (deficiency) of interest-sensitive assets	$7,367	$(123,645)	$(233,563)	$(28,722)	$112,925	$288,214	$288,214

Cumulative ratio of interest-earning assets to interest-bearing liabilities	100.67%	91.23%	88.12%	98.70%	104.86%	112.41%	112.41%
Interest sensitivity gap to total assets	0.27%	(4.75)%	(3.98)%	7.42%	5.13%	6.35%	10.44%
Ratio of cumulative gap to total assets	0.27%	(4.48)%	(8.46)%	(1.04)%	4.09%	10.44%	10.44%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $402.5 million, or (14.6%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table included in the Comparison of Results of Operations for the Quarters and Six Months ended June 30, 2004 and 2003.


ITEM 4 - Controls and Procedures

        (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Act)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b)  Changes in Internal Controls: In the quarter ended June 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan
Beginning	Ending
January 1, 2004	January 31, 2004	--	$--	--
February 1, 2004	February 29, 2004	--	$--	--
March 1, 2004	March 31, 2004	7,729	$28.059	--
April 1, 2004	April 30, 2004	7,674	$27.734	--
May 1, 2004	May 31, 2004	--	$--	--
June 1, 2004	June 30, 2004	4,279	$28.725	--
Total		19,682	$28.077	--	100,000	(2)

(1)	Shares indicated as purchased during the periods presented were acquired at current market values as consideration for the exercise of certain fully vested options.
(2)

On July 24, 2003, the Company's Board of Directors authorized the repurchase of up to 100,000 shares for the Company's outstanding common stock over the next twelve months. As of June 30, 2004, no shares had been repurchased under this program.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Stockholders

The annual meeting of stockholders of the Company was held on April 22, 2004. At the annual meeting there were a total number of 11,551,623 shares eligible to vote of which 10,457,982 were received or cast at the meeting. The result of the vote on the election of directors was as follows:

The following individuals were elected as directors:
	FOR		WITHHELD
	# of votes	Percentage of shares voted	# of votes	Percentage of shares voted
Robert D. Adams	10,300,196	98.49%	157,786	1.51%
Edward L. Epstein	10,320,963	98.69%	137,019	1.31%
Wilber Pribilsky	10,319,336	98.67%	138,646	1.33%
Gary Sirmon	10,319,481	98.68%	138,501	1.32%
Michael M. Smith	10,320,660	98.69%	137,322	1.31%

The terms of Directors Gordon E. Budke, David B. Casper, Jesse G. Foster, D. Michael Jones, Dean W. Mitchell and Brent A. Orrico continued.

Item 5.  Other Information

Not Applicable


Item 6.  Exhibits and Reports on Form 8K

(a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e)
and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e)
and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

(b) Report(s) on Form 8-K filed during the quarter ended June 30, 2004, are as follows:
Date Filed	Purpose

April 22, 2004	Announce Banner Corporation financial results for the quarter ended March 31, 2004 (Items 7 and 12).

June 14, 2004

Announce the decision of the Audit Committee of the Board of Directors to dismiss Deloitte & Touche LLP and to engage Moss-Adams LLP as the Registrant's certifying accountants for the fiscal year ended December 31, 2004 (Items 4 and 7).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                            Banner Corporation

August 9, 2004                                                                                  /s/ D. Michael Jones
                                                                                                             D. Michael Jones
                                                                                                             President and Chief Executive Officer
                                                                                                             (Principal Executive Officer)

August 9, 2004                                                                                /s/ Lloyd W. Baker
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


EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-15(e) AND 15d-15(e) UNDER THE SECURITIES EXCHANGE ACT OF 1934
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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: August 9, 2004                                                                   /s/ D. Michael Jones
                                                                                                        D. Michael Jones
                                                                                                        Chief Executive Officer


EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-15(e) AND 15d -15(e) UNDER THE SECURITIES EXCHANGE ACT OF 1934
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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date: August 9, 2004                                                                   /s/ Lloyd W. Baker
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

August 9, 2004                                                                                  /s/ D. Michael Jones
                                                                                                             D. Michael Jones
                                                                                                             Chief Executive Officer

August 9, 2004                                                                                /s/ Lloyd W. Baker
                                                                                                             Lloyd W. Baker
                                                                                                             Chief Financial Officer
