Form 10-Q
period 2004-09-30
BANNER CORP
filed 2004-11-03
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ to ____________________ :

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of October 31, 2004 11,654,291 shares*

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
Consolidated Statements of Financial Condition as of September 30, 2004 and December 31, 2003	2

Consolidated Statements of Income for the Quarters and Nine Months Ended September 30, 2004 and 2003	3

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2004 and 2003	4

Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2004 and 2003	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	7

Selected Notes to Consolidated Financial Statements	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements	13

General	13

Comparison of Financial Condition at September 30, 2004 and December 31, 2003	13

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2004 and 2003	14

Asset Quality	20

Liquidity and Capital Resources	21

Financial Instruments with Off-Balance-Sheet Risk	22

Capital Requirements	23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	24

Sensitivity Analysis	24

Item 4 - Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 - Defaults upon Senior Securities	29

Item 4 - Submission of Matters to a Vote of Stockholders	29

Item 5 - Other Information	29

Item 6 - Exhibits	30

SIGNATURES	31


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
September 30, 2004 (Unaudited) and December 31, 2003

	(Unaudited)
	September 30	December 31
ASSETS	2004	2003
Cash and due from banks	$65,800	$77,298
Securities available for sale, cost $582,288 and $670,033, respectively
Encumbered	33,672	55,228
Unencumbered	549,524	619,714
	583,196	674,942
Securities held to maturity, fair value $51,239 and $28,402, respectively
Encumbered	--	216
Unencumbered	49,554	27,016
	49,554	27,232

Federal Home Loan Bank stock	35,698	34,693
Loans receivable:
Held for sale, fair value $8,453and $16,199	8,303	15,912
Held for portfolio	1,976,100	1,711,013
Allowance for loan losses	(29,407)	(26,060)
	1,954,996	1,700,865

Accrued interest receivable	14,930	13,410
Real estate owned, held for sale, net	2,923	2,967
Property and equipment, net	35,351	22,818
Goodwill and other intangibles, net	36,405	36,513
Deferred income tax asset, net	5,266	1,941
Bank-owned life insurance	34,957	33,669
Other assets	11,086	8,965
	$2,830,162	$2,635,313
LIABILITIES
Deposits:
Non-interest-bearing	$229,624	$205,656
Interest-bearing	1,681,548	1,465,284
	1,911,172	1,670,940

Advances from Federal Home Loan Bank	530,958	612,552
Junior subordinated debentures	72,168	56,703
Other borrowings	79,080	69,444
Accrued expenses and other liabilities	21,288	18,444
Deferred compensation	4,931	4,252
Income taxes payable	50	178
	2,619,647	2,432,513
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value per share, 27,500,000 shares authorized, 13,201,419 shares issued:
11,652,816 shares and 11,473,311 shares outstanding at September 30, 2004 and December 31, 2003, respectively.	125,672	123,375
Retained earnings	88,796	80,286
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	183	3,191
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:	(3,628)	(3,589)
438,985 and 434,299 restricted shares outstanding at September 30, 2004 and December 31, 2003, respectively, at cost
Carrying value of shares held in trust for stock related compensation plans	(4,015)	(3,554)
Liability for common stock issued to deferred, stock related, compensation plans	3,507	3,091
	(508)	(463)
	210,515	202,800
	$ 2,830,162	$ 2,635,313

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (in thousands except for per share amounts)
For the Quarters and Nine Months Ended September 30, 2004 and 2003

Quarters Ended September 30	Nine Months Ended September 30
	2004	2003	2004	2003
INTEREST INCOME:
Loans receivable	$33,051	$29,260	$92,368	$87,500
Mortgage-backed securities	4,155	2,227	13,076	8,462
Securities and cash equivalents	3,194	3,035	9,415	8,690
	40,400	34,522	114,859	104,652
INTEREST EXPENSE:
Deposits	9,074	8,889	25,342	26,611
Federal Home Loan Bank advances	5,058	5,339	15,145	16,786
Junior subordinated debentures/Trust preferred securities	911	446	2,446	1,559
Other borrowings	257	188	717	563
	15,300	14,862	43,650	45,519

Net interest income before provision for loan losses	25,100	19,660	71,209	59,133

PROVISION FOR LOAN LOSSES	1,444	1,400	4,344	5,900
Net interest income	23,656	18,260	66,865	53,233

OTHER OPERATING INCOME:
Deposit fees and other service charges	2,148	1,895	6,048	5,392
Mortgage banking operations	1,383	2,924	4,087	8,230
Loan servicing fees	711	241	1,324	688
Gain on sale of securities	67	15	140	18
Miscellaneous	441	464	1,092	1,412
Total other operating income	4,750	5,539	12,691	15,740

OTHER OPERATING EXPENSES:
Salary and employee benefits	13,719	12,495	38,846	35,295
Less capitalized loan origination costs	(1,806)	(2,028)	(5,184)	(5,578)
Occupancy and equipment	2,791	2,447	7,923	7,168
Information/computer data services	1,107	930	3,149	2,636
Professional services	746	626	2,451	1,900
Advertising	1,108	918	3,557	2,585
Miscellaneous	3,257	2,480	8,544	8,194

Total other operating expenses	20,922	17,868	59,286	52,200

Income before provision for income taxes	7,484	5,931	20,270	16,773

PROVISION FOR INCOME TAXES	2,322	1,778	6,197	5,070

NET INCOME	$5,162	$4,153	$14,073	$11,703

Earnings per common share (see Note 5):
Basic	$0.46	$0.38	$1.27	$1.08
Diluted	$0.44	$0.37	$1.20	$1.05
Cumulative dividends declared per common share:	$0.16	$0.15	$0.48	$.45

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in thousands except for per share amounts)
For the Quarters and Nine Months Ended September 30, 2004 and 2003

	Quarters Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
NET INCOME	$ 5,162	$ 4,153	$ 14,073	$ 11,703

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $2,741, $449, $(1,351) and $371, respectively.	4,688	836	(2,917)	690
Less adjustment for (gains)/losses included in net income, net of income tax (benefit) of $23, $5, $49 and $6, respectively	(44)	(10)	(91)	(12)
Other comprehensive income (loss)	4,644	826	(3,008)	678

COMPREHENSIVE INCOME	$ 9,806	$ 4,979	$ 11,065	$ 12,381

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Nine Months Ended September 30, 2004 and 2003

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2003	$120,554	$70,813	$3,488	$(4,262)	$(216)	$190,377
Net income		11,703				11,703

Change in valuation of securities available for sale, net of income taxes			678			678

Cash dividend on common stock ($.45/share cumulative)		(5,105)				(5,105)

Proceeds from reissued common stock for exercise of stock options	437					437

Adjust prior year release of earned ESOP shares	(3)			(2)		(5)

Release of stock for Management Recognition Plan (MRP) grant	443				(443)	--

Amortization of compensation related to MRP					100	100

Forfeiture or net change in the number and/or carrying value of shares held in trust for compensation plans	(48)				48	--
BALANCE, September 30, 2003	$121,383	$77,411	$4,166	$(4,264)	$(511)	$198,185

BALANCE, January 1, 2004	$123,375	$80,286	$3,191	$(3,589)	$(463)	$$202,800
Net income		14,073				14,073

Change in valuation of securities available for sale, net of income taxes			(3,008)			(3,008)

Cash dividend on common stock ($.48/share cumulative)		(5,563)				(5,563)

Purchase and/or retirement of common stock	(556)					(556)

Proceeds from issuance of common stock for exercise of stock options	2,749					2,749

Net issuance of stock through employees' stock plans, including tax benefit	104			(39)	(159)	(94)

Amortization of compensation related to MRP					114	114
BALANCE, September 30, 2004	$125,672	$88,796	$183	$(3,628)	$(508)	$210,515

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (continued) (in thousands)
For the Nine Months Ended September 30, 2004 and 2003

	2004	2003
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,728)	(1,894)
Purchase and retirement of common stock	(20)	(9)
Issuance of common stock to exercised stock options and /or employee stock plans	200	117
Number of shares retired, end of period	(1,548)	(1,786)

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	11,653	11,415

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(434)	(516)
Adjustment of earned shares	(5)	--
Number of shares, end of period	(439)	(516)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Nine Months Ended September 30, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES:
Net income	$14,073	$11,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,259	5,304
Gain on sale of securities	(140)	(18)
Increase in cash surrender value of bank-owned life insurance	(1,288)	(1,409)
Gain on sale of loans, excluding capitalized servicing rights	(4,023)	(6,872)
Gain on disposal of real estate held for sale and property and equipment	(145)	(170)
Provision for losses on loans and real estate held for sale	4,525	6,405
Federal Home Loan Bank stock dividend	(1,005)	(1,431)
Net change in:
Loans held for sale	7,609	15,773
Other assets	(4,156)	(5,163)
Other liabilities	3,758	(4,759)
Net cash provided (used) by operating activities	22,467	19,363

INVESTING ACTIVITIES:
Purchases of securities	(165,885)	(600,642)
Principal repayments and maturities of securities	188,435	382,747
Proceeds from sales of securities	39,415	44,298
Origination of loans, net of principal repayments	(498,000)	(596,528)
Purchases of loans and participating interest in loans	(10,975)	(29,030)
Proceeds from sales of loans and participating interest in loans	246,607	486,013
Purchases of property and equipment-net	(15,253)	(3,844)
Proceeds from sale of real estate held for sale-net	1,937	5,422
Other	(84)	(46)
Net cash (used) by investing activities	(213,803)	(311,610)

FINANCING ACTIVITIES:
Increase in deposits	240,232	207,942
Proceeds from FHLB advances	1,116,500	567,850
Repayment of FHLB advances	(1,198,094)	(572,041)
Proceeds from issuance of junior subordinated debentures	15,000	15,000
Proceeds from issuance of repurchase agreement borrowings	--	5,058
Repayment of repurchase agreement borrowings	(19,950)	--
Increase (decrease) in other borrowings, net	29,586	12,504
Cash dividends paid	(5,535)	(5,088)
Repurchases of stock, net of forfeitures	(556)	--
ESOP shares earned	(94)	(5)
Exercise of stock options	2,749	437
Net cash provided by financing activities	179,838	231,657

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(11,498)	(60,590)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	77,298	132,910
CASH AND DUE FROM BANKS, END OF PERIOD	$65,800	$72,320

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Nine Months Ended September 30, 2004 and 2003
(Continued from prior page)

	2004	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$43,346	$45,781
Taxes paid in cash	8,250	5,000
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	1,892	6,859
Net change in accrued dividends payable	28	17
Change in other assets/liabilities	1,678	68
Investments available for sale reclassified as held to maturity	15,334	--
Stock issued to MRP	159	395

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

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the determination of the provision and allowance for loan and lease losses and the valuation of goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Stock Compensation Plans: The Company measures its employee stock-based compensation arrangements under the provisions outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income available to common stockholders on a diluted basis and diluted earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

Quarters Ended September 30	Nine Months Ended September 30

	2004	2003	2004	2003
Net income available to common stockholders:
Basic:
As reported	$5,162	$4,153	$14,073	$11,703
Pro forma	4,962	3,873	13,431	10,875
Diluted:
As reported	$5,162	$4,153	$14,073	$11,703
Pro forma	4,962	3,873	13,431	10,875
Net income per common share:
Basic:
As reported	$0.46	$0.38	$1.27	$1.08
Pro forma	0.44	0.36	1.21	1.01
Diluted:
As reported	$0.44	$0.37	$1.20	$1.05
Pro forma	0.42	0.34	1.15	0.98

The compensation expense included in the pro forma net income available to common stockholders on a diluted basis and diluted earnings per common share are not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.


The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for new grants:

	2004		2003
Annual dividend yield	2.16 to 2.44%		3.42 to 3.76%
Expected volatility	31.7 to 34.2%		36.0 to 49.6%
Risk free interest rate	2.72 to 4.78%		2.94 to 4.07%
Expected lives	5 to 9	yrs	5 to 9	yrs

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

Note 2: Recent Developments and Significant Events

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46, Consolidation of Certain Variable Interest Entities--An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a variable interest entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires an entity to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN 46 was effective for newly created VIEs beginning February 1, 2003 and for existing VIEs as of the third quarter of 2003. Effective October 10, 2003, FASB deferred the effective date of FIN 46 from July 1, 2003 to the first interim period ending after December 15, 2003 for VIEs originated prior to February 1, 2003. The Company elected to adopt FIN 46 early, which resulted in the deconsolidation of the special purpose business trusts effective December 31, 2003. This increased the Bank's held-to-maturity investments and related borrowings by $1.7 million as detailed below. Effective July 1, 2004 the $1.7 million investment in VIE common stock was reclassified to other assets.

Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities: At December 31, 2003, three wholly-owned subsidiary grantor trusts, Banner Capital Trust I, II, and III (collectively, Trusts), established by the Company had issued $55 million of pooled trust preferred securities. In addition, as noted below, in March 2004 the Company established a fourth wholly-owned subsidiary grantor trust called Banner Capital Trust IV to facilitate the issuance of an additional $15 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated debentures (Debentures) of the Company. The Debentures are the sole assets of the Trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or may be redeemed earlier as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

As a result of the adoption of FIN 46, the Company deconsolidated all three Trusts as of December 31, 2003. As a result, the Debentures issued by the Company to the Trusts, totaling $56.7 million, were reflected in the Company's consolidated balance sheet in the liabilities section at December 31, 2003 under the caption, "Junior subordinated debentures." At September 30, 2004, Debentures totaling $72.2 million were reflected in the Company's consolidated balance sheet, as discussed in more detail below. Beginning January 1, 2004, the Company has recorded interest expense for the corresponding junior subordinated debentures in its consolidated statements of income. The Company recorded $1.7 million of the common capital securities issued by the Trusts in the securities held-to-maturity in its consolidated balance sheet at December 31, 2003. Effective July 1, 2004, the $1.7 million investment in the Trusts' common capital securities was reclassified from securities held-to-maturity to other assets.

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


The holders of the trust preferred securities and Debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 2.85%.

Note 3: Business Segments

The Company is managed by legal entity and not by lines of business. The Bank is a community oriented commercial bank chartered in the State of Washington. The Bank's primary business is that of a traditional banking institution, gathering deposits and originating loans for its portfolio in its primary market area. The Bank offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real estate, commercial/agriculture business and consumer loans. The Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. The performance of the Bank is reviewed by the Company's executive management and Board of Directors on a monthly basis. All of the executive officers of the Company are members of the Bank's management team.

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

Note 4: Additional Information Regarding Interest-Bearing Deposits and Securities

Encumbered Securities: Securities labeled "Encumbered" are pledged securities that are subject to certain agreements which may allow the secured party to either sell and replace them with similar but not the same security or otherwise pledge the securities. In accordance with SFAS No. 140, the amounts have been separately identified in the Consolidated Statements of Financial Condition as "Encumbered."

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

September 30 2004	December 31 2003	September 30 2003

Interest-bearing deposits included in cash and due from banks	$8,059	$2,644	$128

Mortgage-backed securities	358,143	415,161	331,485
Other securities--taxable	225,142	243,088	240,968
Other securities--tax exempt	45,798	38,478	29,342
Equity securities with dividends	3,667	5,447	3,563
Total securities	632,750	702,174	605,358

Federal Home Loan Bank (FHLB) stock	35,698	34,693	34,262

	$676,507	$739,511	$639,748

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

Quarters Ended September 30	Nine Months Ended September 30
	2004	2003	2004	2003
Mortgage-backed securities interest	$4,155	$2,227	$13,076	$8,462

Taxable interest and dividends	2,323	2,291	6,973	6,400
Tax-exempt interest	560	296	1,437	859
FHLB stock dividends	311	448	1,005	1,431
	3,194	3,035	9,415	8,690

	$7,349	$5,262	$22,491	$17,152


Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data
(in thousands):

Quarters Ended September 30	Nine Months Ended September 30
	2004	2003	2004	2003
Total shares originally issued	13,201	13,201	13,201	13,201
Less retired weighted average shares plus unvested weighted average shares allocated to MRP	(1,593)	(1,842)	(1,642)	(1,873)
Less unallocated shares held by the ESOP	(439)	(516)	(439)	(516)

Basic weighted average shares outstanding	11,169	10,843	11,120	10,812

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	567	426	583	335
Diluted weighted average shares outstanding	11,736	11,269	11,703	11,147

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

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, the Company's net interest income increased $5.4 million for the quarter ended September 30, 2004, compared to the same period a year earlier, as a result of an increase of 42 basis points in the interest rate spread and significant growth in interest-bearing assets and liabilities.

The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. Provision for loan losses remained virtually unchanged at $1.4 million for the quarter ended September 30, 2004, compared to $1.4 million for the quarter ended September 30, 2003. Other operating income decreased by $789,000 for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, largely as a result of decreased mortgage banking activity and the resulting gain on the sale of loans. Other operating expenses increased $3.1 million for the quarter ended September 30, 2004, compared to the same period ended September 30, 2003, reflecting the continued growth of the Company as detailed below in the "Comparison of Financial Condition at September 30, 2004 and December 31, 2003" and "Comparison of Results of Operations for the Quarters and Nine Months ended September 30, 2004 and 2003" sections of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

General: Total assets increased $194.8 million, or 7.4%, from $2.635 billion at December 31, 2003, to $2.830 billion at September 30, 2004. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $254.1 million, or 14.9%, from $1.701 billion at December 31, 2003, to $1.955 billion at September 30, 2004. Loan portfolio growth was broad-based and included increases of $75.8 million in mortgages secured by commercial real estate loans, $15.6 million in multifamily real estate loans, $52.4 million in construction and land loans and $79.8 million in non-mortgage commercial and agricultural loans. These increases reflect the Company's continuing effort to increase the portion of its loans invested in commercial, construction and land development real estate loans, and non-mortgage commercial business and agricultural loans. The Company also had an increase of $23.6 million in one- to four-family residential real estate loans and $10.3 million in consumer loans. Securities available for sale and held to maturity decreased $69.4 million, or 9.9%, from $702.2 million at December 31, 2003, to $632.8 million at September 30, 2004, primarily as a result of maturities and principal repayments on mortgage related securities, although the decrease also reflected the sale of $39.4 million of securities and declines in the fair value of the portion of the portfolio designated as available for sale as a result of changes in the level of market interest rates. As noted in the Consolidated Statements of Financial Condition, higher market interest rates resulted in an unrealized holding gain of $908,000 for the Company's available for sale securities at September 30, 2004, compared to an unrealized gain of $4.9 million at December 31, 2003. This change in the unrealized gain was also primarily responsible for the $3.3 million increase in deferred income tax asset, as well as for the $3.0 million decrease in accumulated other comprehensive income (loss)


included in the stockholders' equity section of the Consolidated Statements of Financial Condition. FHLB stock increased $1.0 million as a result of dividends paid by the FHLB in the form of additional shares of stock. The Company also had an increase of $1.3 million in bank-owned life insurance from the growth of cash surrender values on existing policies. Property and equipment increased by $12.5 million to $35.4 million at September 30, 2004, from $22.8 million at December 31, 2003. In the second quarter of 2004, the Bank purchased three branch properties and a piece of undeveloped land from a major bank that recently completed an acquisition of another competing bank. This facilities purchase is part of a strategy to grow deposits by expanding retail distribution in important markets in Washington, Oregon and Idaho. The properties purchased, located in Edmonds, Kent, Everett and Bellingham, Washington, are all part of the Puget Sound region, the most highly populated area in the Pacific Northwest with the most significant business activity. Earlier in the year the Bank opened new offices in Hillsboro, Oregon, Walla Walla, Washington and Boise and Twin Falls, Idaho. The increase in property and equipment also reflects completion of a new operations facility in Walla Walla and construction in progress for a major rebuild of a branch office in Yakima, Washington. The majority of the increase in assets was funded by a growth in deposits. Additional funding was also provided by the issuance of junior subordinated debentures and net income from operations. Deposits grew $240.2 million, or 14.4%, from $1.671 billion at December 31, 2003, to $1.911 billion at September 30, 2004. Non-interest-bearing deposits increased $24.0 million, or 11.7%, while interest-bearing deposits increased significantly, growing by $216.3 million, or 14.8%, from the December 31, 2003 amounts. While FHLB advances decreased $81.6 million from $612.6 million at December 31, 2003, to $531.0 million at September 30, 2004, junior subordinated debentures issued in connection with trust preferred securities increased $15.5 million to $72.2 million and other borrowings increased $9.6 million to $79.1 million at September 30, 2004. Growth in other borrowings reflects a $29.6 million increase in retail repurchase agreements which are primarily related to customer cash management accounts and a decrease of $20 million of repurchase agreement borrowings from securities dealers.

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2004 and 2003

General. For the quarter ended September 30, 2004, the Company had net income of $5.2 million, or $.44 per share (diluted), compared to net income of $4.2 million, or $.37 per share (diluted), for the quarter ended September 30, 2003, an increase of $1.0 million. The Company's improved operating results reflect significant growth of assets and liabilities, combined with an increase in the net interest margin. The Company's operating results also reflect a decrease in other operating income, primarily as a result of a decrease in mortgage banking revenues, combined with increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses. Compared to levels a year ago, total assets increased 13.1%, to $2.830 billion at September 30, 2004, net loans increased 17.4%, to $1.955 billion, deposits grew 12.0%, to $1.911 billion, and borrowings, including junior subordinated debentures, increased 18.6%, to $682.2 million. Average interest earning assets were $2.636 billion for the quarter ended September 30, 2004, an increase of $308.4 million, or 13.3%, compared to the same period a year earlier. Average equity was 7.48% of average assets for the quarter ended September 30, 2004, compared to 7.87% of average assets for the quarter ended September 30, 2003, reflecting increased balance sheet leverage.

Net Interest Income. Net interest income before provision for loan losses increased to $25.1 million for the quarter ended September 30, 2004, compared to $19.7 million for the quarter ended September 30, 2003, largely as a result of the growth in average interest-earning assets noted above. In addition, the net interest margin increased 44 basis points to 3.79% for the current quarter from 3.35% for the prior year's third quarter, reflecting a similar 42 basis point increase in net interest rate spread and a slight increase in the ratio of interest-bearing assets relative to interest-earning liabilities. For the nine-month period ended September 30, 2004, the net interest margin increased 19 basis points to 3.71% compared to 3.52% for the same period in 2003, reflecting an 18 basis point increase in net interest rate spread. Net interest income also increased compared to the quarter ended June 30, 2004, as the net interest margin increased by 14 basis points compared to the previous quarter. The increase in net interest margin in the current quarter was in part the result of the collection of more than $600,000 of delinquent interest on non-accrual loans, but was largely a result of growth of loans relative to investment securities, an increased yield on mortgage-backed securities and reduced funding costs, all as more fully explained below.

Interest Income. Interest income for the quarter ended September 30, 2004 was $40.4 million, compared to $34.5 million for the quarter ended September 30, 2003, an increase of $5.9 million, or 17.0%. The increase in interest income occurred as a result of a 21 basis point increase in the average yield on interest-earning assets, as well as significant growth in those assets. The yield on average interest-earning assets increased to 6.10% for the quarter ended September 30, 2004, compared to 5.89% for the same period a year earlier. Average loans receivable for the quarter ended September 30, 2004 increased by $253.4 million, or 14.9%, when compared to the quarter ended September 30, 2003. Interest income on loans for the quarter increased by $3.8 million, or 13.0%, compared to the prior year, as the impact of the increase in average loan balances more than offset a nine basis point decrease in the average yield. The decrease in average loan yield reflects the decline in the level of market interest rates that occurred during the prior year, which led to a significant amount of prepayments of higher-rate real estate and other fixed-rate, fixed-term loans, and occurred despite recent increases in short-term market interest rates, particularly the prime rate, which affects a large portion of construction, commercial and agricultural loans. The average yield on loans was 6.74% for the quarter ended September 30, 2004, compared to 6.83% for the quarter ended September 30, 2003. Further, while the recent level of market interest rates was higher than a year earlier, loan yields did not change appreciably as certain loans with rate floors did not adjust upward in response to the modest increase in prime and other index rates, and lower market rates three to twelve months earlier, as well as changes in the portfolio mix, resulted in lower spreads and yields on new loan originations. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $55.0 million for the quarter ended September 30, 2004, and the interest and dividend income from those investments increased $2.1 million compared to the quarter ended September 30, 2003. The average yield on mortgage-backed securities increased to 4.43% for the quarter ended September 30, 2004, from 2.73% for the comparable period in 2003, reflecting reduced amortization of purchase premiums on certain portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments. Both premium amortization and principal prepayments were significantly elevated in the year earlier period. The average yield on other investment securities and cash equivalents increased to 4.17% for the quarter ended September 30, 2004, from 3.78% for the comparable quarter in 2003, reflecting higher market rates. Earnings on FHLB stock decreased by $137,000, to $311,000, in the quarter ended September 30, 2004, from $448,000 in the comparable quarter in 2003, despite a


$1.6 million increase in the average balance held, as a result of a 176 basis point decrease in the yield received. The dividend yield on FHLB stock was 3.50% for the quarter ended September 30, 2004, compared to 5.26% for the quarter ended September 30, 2003. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB.

Interest income for the nine months ended September 30, 2004 increased by $10.2 million, or 9.8%, to $114.9 million from $104.7 million for the comparable period in 2003. Interest income from loans increased $4.9 million, or 5.6% from the comparable period in 2003. The increase in loan interest income reflects the impact of a $215.7 million of growth in the average balance of loans receivable offset to a degree by a 49 basis point decrease in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended September 30, 2004 increased $5.3 million, from $17.2 million in 2003 to $22.5 million in the current period, reflecting a substantial $101.4 million increase in average balances and a 46 basis point increase in yield. Similar to the quarterly results, the improved securities yield in the current period largely reflects the adverse effects of the high level of mortgage-backed securities prepayments in the nine months ended September 30, 2003.

Interest Expense. Interest expense for the quarter ended September 30, 2004 was $15.3 million, compared to $14.9 million for the comparable period in 2003, an increase of $438,000, or 2.9%. The increase in interest expense was the result of the significant growth in interest-bearing liabilities and occurred despite a 21 basis point decrease in the average cost of all interest-bearing liabilities to 2.38% from 2.59%, primarily reflecting the lower levels of market interest rates and the maturity of certain higher-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense only increased $185,000 for the quarter ended September 30, 2004 compared to the same quarter a year ago, despite the strong deposit over the past twelve months, as a result of a decline in the cost of deposits. Average deposit balances increased $167.1 million, or 9.9%, to $1.858 billion for the quarter ended September 30, 2004, from $1.691 billion for the quarter ended September 30, 2003, while, at the same time, the average rate paid on deposit balances decreased 15 basis points. Average FHLB advances totaled $555.7 million during the quarter ended September 30, 2004, compared to $495.0 million during the quarter ended September 30, 2003, an increase of $60.7 million that, combined with a 66 basis point decrease in the average cost of advances, resulted in a $281,000 decrease in related interest expense. The average rate paid on FHLB advances decreased to 3.62% for the quarter ended September 30, 2004, from 4.28% for the quarter ended September 30, 2003. FHLB advances are generally fixed-rate, fixed-term borrowings with rates on many of the Bank's advances established in periods when market rates were considerably higher. In addition to reflecting the maturity and repricing of certain of the fixed-rate, fixed-term advances, the lower cost in the current quarter reflects growth using new advances priced at current market rates. Funding was also provided in the current quarter of 2004 by junior subordinated debentures which were issued in connection with trust preferred securities and had an average balance of $72.2 million and an average cost of 5.02% (including amortization of prepaid underwriting costs) for the quarter ended September 30, 2004. Trust preferred securities outstanding in the same quarter of the prior year had an average balance of $40.2 million and an average rate of 4.41%. (See Note 2, Recent Developments and Significant Events, for a detailed discussion of the accounting for junior subordinated debentures and trust preferred securities.) The increased cost of the junior subordinated debentures reflects recent increases in short-term market interest rates. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $20.4 million, to $72.2 million for the quarter ended September 30, 2004, from $51.8 million for the same period in 2003, largely as a result of growth in customer retail repurchase agreements, while the related interest expense increased $69,000, to $257,000, from $188,000 for the respective periods. The average rate paid on other borrowings was 1.42% in the quarter ended September 30, 2004, compared to 1.44% for the same quarter in 2003. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances, which generally lag current market rates.

A comparison of total interest expense for the nine months ended September 30, 2004 shows a decrease of $1.9 million, or 4.1%, from the comparable period in September 2003. The interest expense reflects an increase in average deposits of $169.4 million combined with a $124.9 million increase in FHLB advances, trust preferred securities and other borrowings. The effect on interest expense of the $294.3 million increase in average interest-bearing liabilities was offset by a 43 basis point decrease in the interest paid on those liabilities. The lower cost of liabilities in the current period reflects the maturity of certain higher-costing certificates of deposit and fixed-rate borrowings as well as changes in the mix of liabilities including strong growth in lower-costing transaction accounts.


The following tables provide additional comparative data on the Company's operating performance:

Quarters Ended September 30	Nine Months Ended September 30
Average Balances
(in thousands)	2004	2003	2004	2003
Investment securities and cash equivalents	$275,194	$271,189	$272,111	$244,046
Mortgage-backed obligations	372,936	323,477	399,834	328,178
Loans receivable	1,952,163	1,698,796	1,854,229	1,638,508
FHLB stock	35,390	33,819	35,045	33,350
Total average interest-earning assets	2,635,683	2,327,281	2,561,219	2,244,082

Non-interest-earning assets	155,668	170,972	156,169	162,623
Total average assets	$2,791,351	$2,498,253	$2,717,388	$2,406,705

Deposits	$1,858,240	$1,691,159	$1,768,856	1,599,482
Advances from FHLB	555,672	494,959	580,113	507,384
Junior subordinated debentures/Trust preferred securities	72,168	40,163	67,427	40,055
Other borrowings	72,194	51,772	71,680	46,853
Total average interest-bearing liabilities	2,558,274	2,278,053	2,488,076	2,193,774

Non-interest-bearing liabilities	24,321	23,470	21,429	17,840
Total average liabilities	2,582,595	2,301,523	2,509,505	2,211,614

Equity	208,756	196,730	207,883	195,091
Total average liabilities and equity	$2,791,351	$2,498,253	$2,717,388	$2,406,705

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	4.17%	3.78%	4.13%	3.98%
Mortgage-backed obligations	4.43%	2.73%	4.37%	3.45%
Loans receivable	6.74%	6.83%	6.65%	7.14%
FHLB stock	3.50%	5.26%	3.83%	5.74%
Total interest rate yield on interest-earning assets	6.10%	5.89%	5.99%	6.24%

Interest Rate Expense:
Deposits	1.94%	2.09%	1.91%	2.22%
Advances from FHLB	3.62%	4.28%	3.49%	4.42%
Junior subordinated debentures/Trust preferred securities	5.02%	4.41%	4.85%	5.20%
Other borrowings	1.42%	1.44%	1.34%	1.61%
Total interest rate expense on interest-bearing liabilities	2.38%	2.59%	2.34%	2.77%

Interest spread	3.72%	3.30%	3.65%	3.47%

Net interest margin on interest earning assets	3.79%	3.35%	3.71%	3.52%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.74%	0.66%	0.69%	0.65%
Return on average equity	9.84%	8.38%	9.04%	8.02%
Average equity / average assets	7.48%	7.87%	7.65%	8.11%
Average interest-earning assets / interest-bearing liabilities	103.03%	102.16%	102.94%	102.29%
Non-interest (other operating) expenses / average assets	2.98%	2.84%	2.91%	2.90%
Efficiency ratio [non-interest (other operating) expenses / revenues]	70.09%	70.91%	70.66%	69.72%


Provision and Allowance for Loan Losses. During the quarter ended September 30, 2004, the provision for loan losses was $1.4 million, compared to $1.4 million for the quarter ended September 30, 2003, an increase of $44,000. As noted in Note 1 to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's financial statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision in the current quarter reflects lower levels of non-performing loans and net charge-offs, improvement in the current economic environment and strengthening in the prospects for collection on previously identified non-performing loans, balanced against significant growth in the size of the loan portfolio. Non-performing loans decreased $3.8 million to $20.7 million at September 30, 2004, compared to $24.4 million at September 30, 2003, and decreased $7.8 million compared to $28.4 million at December 31, 2003. Net charge-offs were $74,000 for the current quarter, compared to $1.3 million for the same quarter a year earlier. In recent years, non-performing loans have been primarily concentrated in the Puget Sound region where economic weakness diminished certain borrowers' ability to meet obligations. However, during the past year, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflect unique operating difficulties for the individual borrower rather than a weakness in the overall economy of the area. A comparison of the allowance for loan losses at September 30, 2004 and 2003 shows an increase of $3.2 million, to $29.4 million at September 30, 2004, from $26.1 million at September 30, 2003. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.48% and 1.55% at September 30, 2004 and 2003, respectively.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of September 30, 2004, the Company had identified $20.1 million of impaired loans as defined by SFAS No. 114 and had established $4.3 million of specific loss allowances for these loans.

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


The following tables are provided to disclose additional detail on the Company's loans and allowance for loan losses (in thousands):

Loan Portfolio:	September 30 2004	December 31 2003	September 30 2003
Loans (including loans held for sale):
Commercial real estate	$531,714	$455,964	$433,800
Multifamily real estate	104,713	89,072	76,397
Construction and land	451,393	398,954	392,819
Commercial business	364,235	321,671	326,368
Agricultural business, including secured by farmland	156,110	118,903	122,890
One-to four-family real estate	298,759	275,197	274,723

Consumer	35,848	35,887	36,745
Consumer secured by one-to four-family	41,631	31,277	28,243
Total consumer	77,479	67,164	64,988
Total loans outstanding	1,984,403	1,726,925	1,691,985

Less allowance for loan losses	29,407	26,060	26,161

Total net loans outstanding at end of period	$1,954,996	$1,700,865	$1,637,955

Quarters Ended September 30	Nine Months Ended September 30
Allowance for Loan Losses:	2004	2003	2004	2003
Balance, beginning of the period	$28,037	$26,075	$26,060	$26,539

Provision for loan losses	1,444	1,400	4,344	5,900

Recoveries of loans previously charged off:

One- to four-family real estate	2	--	2	--
Commercial real estate	404	--	519	--
Multifamily real estate	--	--	--	--
Construction and land	--	78	--	78
Commercial business	537	481	834	794
Agricultural business, including secured by farmland	10	--	13	12
Consumer	22	7	43	36
	975	566	1,411	920
Loans charged off:

One- to four-family real estate	(27)	(345)	(63)	(357)
Commercial real estate	(213)	(369)	(539)	(2,247)
Multifamily real estate	--	--	--	--
Construction and land	(122)	(1)	(222)	(530)
Commercial business	(552)	(1,067)	(1,289)	(3,708)
Agricultural business, including secured by farmland	--	--	--	--
Consumer	(135)	(98)	(295)	(356)
	(1,049)	(1,880)	(2,408)	(7,198)
Net charge-offs	(74)	(1,314)	(997)	(6,278)

Balance, end of the period	$29,407	$26,161	$29,407	$26,161

Net charge-offs as a percentage of average net book value of loans outstanding for the period	0.00%	0.08%	0.05%	0.38%


The following is a schedule of the Company's allocation of the allowance for loan losses:

September 30 2004	December 31 2003	September 30 2003
Specific or allocated loss allowances:
One- to four-family real estate	$638	$749	$676
Commercial real estate	5,360	5,058	4,801
Multifamily real estate	523	445	382
Construction and land	5,322	5,207	5,254
Commercial business	8,930	8,161	7,911
Agricultural business, including secured by farmland	3,789	3,194	2,942
Consumer	474	482	499
Total allocated	25,036	23,296	22,465

Estimated allowance for undisbursed commitments	270	242	240
Unallocated	4,101	2,522	3,456
Total allowance for loan losses	$29,407	$26,060	$26,161

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for losses)	1.48%	1.51%	1.55%

Other Operating Income. Other operating income was $4.8 million for the quarter ended September 30, 2004, a decrease of $789,000 from the quarter ended September 30, 2003. This primarily reflects a $1.5 million decrease in the gain on sale of loans for the current quarter as increased interest rates led to decreased mortgage banking activity. Loan sales for the quarter ended September 30, 2004 totaled $82.0 million, compared to $190.8 million for the quarter ended September 30, 2003. Gain on sale of loans for the Company included $117,000 of fees on $8.9 million of loans which were brokered and are not reflected in the volume of loans sold. Partially offsetting the decline in loan sale gains was improvement in loan servicing fees, which increased by $470,000 for the quarter ended September 30, 2004, compared to the second quarter a year earlier. Deposit fee and service charge income increased by $253,000, to $2.1 million for the quarter ended September 30, 2004, compared to $1.9 million for the quarter ended September 30, 2003, primarily reflecting growth in customer transaction accounts, although changes in certain pricing schedules also contributed to the increase. Other miscellaneous income declined $23,000 compared to a year earlier, primarily as a result of a modest decline in the earnings on bank-owned life insurance policies.

Other operating income for the nine months ended September 30, 2004 decreased $3.0 million from the comparable period in 2003. This includes a $4.1 million decrease in the gain on sale of loans, a $656,000 increase in deposit fee and service charge income and a $636,000 increase in loan servicing fees. Loan sales decreased from $486.0 million for the nine months ended September 30, 2003, to $246.6 million for the nine months ended September 30, 2004. Similar to the quarter just ended, miscellaneous income decreased by $320,000 for the nine months ended September 30, 2004 primarily as a result of lower earnings on bank-owned life insurance and losses on CRA partnership investments. The decrease in miscellaneous income also reflects the Bank recording increased losses associated with Community Reinvestment Act (CRA) investments in certain limited partnerships which support low and moderate income housing projects. These partnership losses are generally offset by tax credits associated with the projects which generate positive net returns on the investments over time.

Other Operating Expenses. Other operating expenses increased $3.1 million, to $20.9 million for the quarter ended September 30, 2004, from $17.9 million for the quarter ended September 30, 2003. Other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current quarter includes significant increases in compensation, occupancy and information services for additional branch and commercial loan expansion to position the Company for future growth. In addition, compensation was higher as a result of general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by lower commission expenses related to mortgage banking operations. The Company also significantly increased its commitment to advertising and marketing expenditures, which were $190,000 greater in the quarter ended September 30, 2004 than in the same period in the prior year. The increase in expenses includes operating costs associated with opening new branch offices in Seattle, Yakima and Walla Walla, Washington, Hillsboro, Oregon and Boise and Twin Falls, Idaho, new commercial lending centers in Seattle, Spokane and Federal Way, Washington, mortgage lending offices in Burlington and Moses Lake, Washington and the recently completed operations center in Walla Walla. The current quarter also had higher costs related to deposit operations, merchant credit card services and real estate held for sale. The Company also had significant expenses for professional services in the current quarter, in part as a result of services related to compliance with certain provisions of the Sarbanes-Oxley Act of 2002, but primarily as a result of legal fees associated with loan collection efforts. The Company's efficiency ratio decreased slightly to 70.09% for the quarter ended September 30, 2004, from 70.91% for the comparable period ended September 30, 2003, reflecting strong revenue growth, although other operating expenses as a percentage of average assets increased slightly to 2.98% for the quarter ended September 30, 2004, compared to 2.84% for the quarter ended September 30, 2003, reflecting the significant growth in expenses.

Other operating expenses for the nine months ended September 30, 2004 increased $7.1 million, from $52.2 million from the first nine months of 2003, to $59.3 million in the current period. As explained earlier, the increase is largely due to the increase in compensation, occupancy, information services and advertising expenses as locations, staffing and the volume of activity have expanded and as the Bank positions itself for future growth. The increased expenses in the current period also reflect a higher level of cost associated with the collection and disposition of non-performing assets and compliance with certain provisions of the Sarbanes-Oxley Act of 2002.


Income Taxes. Income tax expense was $2.3 million for the quarter ended September 30, 2004, compared to $1.8 million for the comparable period in 2003. The Company's effective tax rates for the quarters ended September 30, 2004 and 2003 were 31.0% and 30.0%, respectively. The effective tax rates in both quarters reflect the recording of tax credits related to certain Community Reinvestment Act investments. The higher effective tax rate in the current period is primarily a result of a decrease in the relative effect of the tax-exempt income, including interest on municipal securities and earnings on bank-owned life insurance, and the affordable housing tax credits noted above.

Income tax expense for the nine months ended September 30, 2004 increased to $6.2 million, compared to $5.1 million in the comparable period in 2003. The Company's effective tax rates for the nine months ended September 30, 2004 and 2003 were 30.6% and 30.2%, respectively. The higher effective tax rate in the current period is primarily a result of a decrease in the relative effect of the tax-exempt income and the affordable housing tax credits noted above.

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

At September 30, 2004, the Company had an allowance for loan losses of $29.4 million, which represented 1.48% of total loans and 142% of non-performing loans, compared to 1.51% and 92%, respectively, at December 31, 2003.

During the years ended December 31, 2001 and 2002, the Bank experienced deterioration in asset quality, which had a significant adverse effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Collection costs remained high in 2003; however, during the twelve months ended December 31, 2003, the Bank achieved meaningful improvement in asset quality. The Company's asset quality indicators continued to improve in the quarter ended September 30, 2004; however, loan loss provisioning was comparable to the same period a year earlier, in large part reflecting growth in the loan portfolio. Non-performing assets decreased 25% to $23.7 million, or 0.84% of total assets, at September 30, 2004, compared to $31.6 million, or 1.26% of total assets, at September 30, 2003. Problem loans have been primarily due from borrowers located in the Puget Sound region and are the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area. However, during the year ended December 31, 2003, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflect unique operating difficulties for individual borrowers rather than weakness in the overall agricultural economy of the area.

For the quarter ended September 30, 2004, non-performing loans decreased by $4.6 million and real estate owned and other repossessed assets decreased by $562,000. At September 30, 2004, the Bank's largest non-performing loan exposure was for loans totaling $5.5 million to a diversified farming operation in northeastern Oregon which were secured by land, crops, receivables and equipment. The Company's next largest non-performing loan exposure encompasses loans totaling $3.5 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. Balances for this second group of loans are reflected in the non-accrual loan totals for commercial real estate and commercial business loans at September 30, 2004, in the non-performing assets table on the following page of this report. The Company had two additional non-performing credit relationships with balances in excess of $1.0 million, with a combined aggregate carrying value of $3.0 million at September 30, 2004. While meaningful progress was made in the past year, reducing non-performing loans and improving asset quality will be important activities to enhance the Bank's operating performance in future periods.


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	September 30 2004	December 31 2003	September 30 2003

Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$ 393	$ 1,048	$ 283
Commercial	2,811	6,624	6,790
Multifamily	--	--	--
Construction and land	3,818	5,741	7,578
Commercial business	4,563	7,232	8,187
Agricultural business, including secured by farmland	8,422	7,320	305
Consumer	84	45	66
	20,091	28,010	23,209
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	549	109	734
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	288	--
Commercial business	--	--	476
Agricultural business, including secured by farmland	--	--	--
Consumer	30	24	17
	579	421	1,227
Total non-performing loans	20,670	28,431	24,436

Real estate owned, held for sale, and other repossessed assets, net	3,051	3,132	7,164

Total non-performing assets at the end of the period	23,721	31,563	31,600
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	1.04%	1.65%	1.44%
Non-performing assets as a percentage of total assets at end of the period	0.84%	1.20%	1.26%
Troubled debt restructuring at end of the period	$ --	$ 656	$ 646

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the nine months ended September 30, 2004, the Company purchased loans in the amount of $11 million, while loan originations, net of principal repayments, totaled $498 million. For the nine months ended September 30, 2004, securities purchases net of principal repayments totaled $22.6 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, deposit growth and borrowings. During the nine months ended September 30, 2004, the Company sold $246.6 million of loans, net deposit growth was $240.2 million, FHLB advances decreased $81.6 million and other borrowings increased $25.1 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended September 30, 2004, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At September 30, 2004, the Bank had outstanding loan commitments totaling $650.5 million, including undisbursed loans in process totaling $613.5 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $988.9 million. Advances under this credit facility totaled $531 million, or 20% of the Bank's assets, at September 30, 2004.

At September 30, 2004, certificates of deposit amounted to $1.057 billion, or 55% of the Bank's total deposits, including $660.2 million which were scheduled to mature within one year. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB-Seattle advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of September 30, 2004, outstanding commitments consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$287,451
Revolving open-end lines secured by 1-4 family residential properties	25,052
Other, primarily business and agricultural loans	328,105
Standby letters of credit and financial guarantees	9,936

Total	$650,544

Commitments to sell loans secured by 1-4 family residential properties	$30,248

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighed assets as well as Tier 1 leverage capital to average assets. At September 30, 2004 and December 31, 2003, the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business--Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission for additional information regarding the Company's and the Bank's regulatory capital requirements.)

The actual regulatory capital ratios calculated for the Company and the Bank as of September 30, 2004, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

(dollars in thousands)
September 30, 2004:
The Company--consolidated
Total capital to risk-weighted assets	$271,986	12.43%	$175,066	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	243,873	11.14	87,533	4.00	N/A	N/A
Tier 1 leverage capital to average assets	243,873	8.85	110,184	4.00	N/A	N/A

The Bank
Total capital to risk-weighted assets	254,016	11.63	174,676	8.00	$218,345	10.00%
Tier 1 capital to risk-weighted assets	225,963	10.35	87,338	4.00	131,007	6.00
Tier 1 leverage capital to average assets	225,963	8.22%	109,988	4.00	137,485	5.00

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

The principal objectives of asset/liability management are to evaluate the interest-rate risk exposure of the Company; to determine the level of risk appropriate given the Company's operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage the Company's interest rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its earnings and capital position to changes in the level of interest rates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is composed of members of the Company's senior management. The Committee closely monitors the Company's interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions, and attempts to structure the loan and investment portfolios and funding sources of the Company to maximize earnings within acceptable risk tolerances.

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


The table of Interest Rate Risk Indicators sets forth, as of September 30, 2004, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
		(dollars in thousands)
+300	27	0.0%	(78,940)	(35.9%)
+200	(137)	(0.1%)	(51,281)	(23.3%)
+100	(371)	(0.4%)	(22,530)	(10.2%)
0	0	0.0	0	0.0%
-50	1,038	1.1%	365	0.2%
-100	1,096	1.2%	(4,170)	(1.9%)

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2004. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At September 30, 2004, total interest-bearing assets maturing or repricing within one year was less than total interest-earning liabilities maturing or repricing in the same time period by $65.9 million, representing a one-year gap to total assets ratio of (2.33%).


Table 16: Interest Sensitivity Gap as of September 30, 2004

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$291,256	$3,320	$5,099	$--	$--	$--	$299,675
Fixed-rate mortgage loans	66,182	56,340	127,853	101,489	105,943	30,635	488,442
Adjustable-rate mortgage loans	274,714	67,679	159,882	143,723	276	--	646,274
Fixed-rate mortgage-backed securities	25,016	24,190	75,669	51,452	68,323	40,552	285,202
Adjustable-rate mortgage-backed securities	12,331	3,605	12,304	9,916	37,649	--	75,805
Fixed-rate commercial/agricultural loans	48,774	19,561	36,998	17,989	6,091	29	129,442
Adjustable-rate commercial/agricultural loans	343,945	3,883	7,476	5,839	169	--	361,312
Consumer and other loans	44,327	5,403	11,914	3,621	2,004	316	67,585
Investment securities and interest-earning deposits	51,873	15,452	24,745	136,150	12,918	77,226	318,364

Total rate sensitive assets	1,158,418	199,433	461,940	470,179	233,373	148,758	2,672,101

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	53,772	53,773	125,470	125,470	--	--	358,485
Money market deposit accounts	132,776	79,666	53,110	--	--	--	265,552
Certificates of deposit	503,875	148,397	327,931	61,536	15,102	50	1,056,891
FHLB advances	249,500	51,600	83,430	63,500	82,928	--	530,958
Other borrowings	32,097	--	--	--	--	--	32,097
Trust preferred securities (new)	72,168	--	--	--	--	--	72,168
Retail repurchase agreements	45,789	356	409	--	428	--	46,982

Total rate sensitive liabilities	1,089,977	333,792	590,350	250,506	98,458	50	2,363,133

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$68,441	$(134,359)	$(128,410)	$219,673	$134,915	$148,708	$308,968
Cumulative excess (deficiency) of interest-sensitive assets	$68,441	$(65,918)	$(194,328)	$25,345	$160,260	$308,968	$308,968

Cumulative ratio of interest-earning assets to interest-bearing liabilities	106.28%	95.37%	90.35%	101.12%	106.78%	113.07%	113.07%
Interest sensitivity gap to total assets	2.42%	(4.74)%	(4.53)%	7.75%	4.76%	5.25%	10.91%
Ratio of cumulative gap to total assets	2.42%	(2.33)%	(6.86)%	0.89%	5.66%	10.91%	10.91%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $370.0 million, or (13.06%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table included in the Comparison of Results of Operations for the Quarters and Nine Months ended September 30, 2004 and 2003.


ITEM 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Act)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company and the Bank have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds security interest. The Company and the Bank are not a party to any pending legal proceedings that management believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds

Period		Total Number of Shares	Average Price	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May yet be Purchased
Beginning	Ending	Purchased (1)	Paid per Share	Announced Plan	Under the Plan
January 1, 2004	January 31, 2004	--	$--	--
February 1, 2004	February 29, 2004	--	$--	--
March 1, 2004	March 31, 2004	7,729	$28.059	--
April 1, 2004	April 30, 2004	7,674	$27.734	--
May 1, 2004	May 31, 2004	--	$--	--
June 1, 2004	June 30, 2004	--	$--	--
July 1, 2004	July 30, 2004	--	$--	--
August 1, 2004	August 31, 2004	--	$--	--
September 1, 2004	September 30, 2004	4,279	$28.725	--
Total		19,682	$28.077	--	100,000	(2)

(1)	Shares indicated as purchased during the periods presented were acquired at current market values as consideration for the exercise of certain fully vested options.
(2)	On July 22, 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 shares for the Company's outstanding common stock over the next twelve months. As of September 30, 2004, no shares had been repurchased under this program.

Item 3.Defaults Upon Senior Securities

Not Applicable.

Item 4.Submission of Matters to a Vote of Stockholders

None.

Item 5.Other Information

Not Applicable.


Item 6.  Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2004.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2004.
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

November 3, 2004	/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer (Principal Executive Officer)

November 3, 2004	/s/ Lloyd W. Baker Lloyd W. Baker Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)


EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-15(e) AND 15d-15(e) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Banner Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Banner Corporation as of, and for, the periods presented in this report;

4.	Banner Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Banner Corporation and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Banner Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Evaluated the effectiveness of Banner Corporation's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in Banner Corporation's internal control over financial reporting that occurred during Banner Corporation's most recent fiscal quarter (Banner Corporation's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Banner Corporation's internal control over financial reporting;

5.	Banner Corporation's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Banner Corporation's auditors and the audit committee of Banner Corporation's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Banner Corporation's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Banner Corporation's internal control over financial reporting.

November 3, 2004		/s/ D. Michael Jones D. Michael Jones Chief Executive Officer


EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-15(e) AND 15d -15(e) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Banner Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Banner Corporation as of, and for, the periods presented in this report;

4.	Banner Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Banner Corporation and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Banner Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Evaluated the effectiveness of Banner Corporation's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in Banner Corporation's internal control over financial reporting that occurred during Banner Corporation's most recent fiscal quarter (Banner Corporation's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Banner Corporation's internal control over financial reporting;

5.	Banner Corporation's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Banner Corporation's auditors and the audit committee of Banner Corporation's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Banner Corporation's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Banner Corporation's internal control over financial reporting.

November 3, 2004		/s/ Lloyd W. Baker Lloyd W. Baker Chief Financial Officer


EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

- the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

- the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

November 3, 2004	/s/ D. Michael Jones D. Michael Jones Chief Executive Officer

November 3, 2004	/s/ Lloyd W. Baker Lloyd W. Baker Chief Financial Officer
