Form 10-K
period 2004-12-31
BANNER CORP
filed 2005-03-15
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
Common Stock, $.01 par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES      X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).	Yes	X	No

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock quoted on the Nasdaq Stock Market on June 30, 2004, was:

Common Stock - $339,608,673

The number of shares outstanding of the registrant's classes of common stock as of February 28, 2005:
Common Stock, $.01 par value - 11,879,853 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 26, 2005 are incorporated by reference into Part III.


BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I		Page #

Item 1.	Business	3
	General	3
	Lending Activities	3
	Asset Quality	7
	Investment Activities .	7
	Deposit Activities and Other Sources of Funds	8
	Personnel	9
	Taxation	9
	Environmental Regulation	10
	Competition	10
	Regulation	11
	Management Personnel	16
	Available Information	17
Item 2.	Properties .	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Consolidated Financial and Other Data	19
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Comparison of Financial Condition at December 31, 2004 and 2003	22
	Comparison of Results of Operations
	Years ended December 31, 2004 vs. 2003	36
	Years ended December 31, 2003 vs. 2002	40
	Market Risk and Asset/Liability Management	46
	Liquidity and Capital Resources	50
	Capital Requirements	51
	Effect of Inflation and Changing Prices	51
	Contractual Obligations	51
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 9A.	Controls and Procedures	52
Item 9B	Other Information	52

PART III

Item 10.	Directors and Executive Officers of the Registrant	53
Item 11.	Executive Compensation .	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	53
Item 13.	Certain Relationships and Related Transactions	54
Item 14.	Principal Accountant Fees and Services	54

PART IV

Item 15.	Exhibits and Financial Statement Schedules	54
	Signatures	55


PART 1
Item 1 - Business                                                                        General

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and its 49 branch offices and 12 loan production offices located in 23 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions, Division of Banks (Division) and the Federal Deposit Insurance Corporation (FDIC). The Company had total assets of $2.897 billion and total stockholders' equity of $215.2 million at December 31, 2004.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of checking and savings deposits and Federal Home Loan Bank (FHLB) advances. The Company's net income is also significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. Net income for the year ended December 31, 2004 was $19.3 million, or $1.65 per share on a fully diluted basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information about the Company's financial performance.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to both businesses and individuals in its primary market areas. The Bank's primary business is that of a traditional banking institution, accepting deposits and originating loans in locations surrounding its offices in portions of Washington, Oregon and Idaho. The Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans. A portion of the Bank's construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon. In addition to loans, the Bank maintains a significant portion of its assets in marketable securities. The securities portfolio is heavily weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also includes a significant amount of U.S. Government agency (including government-sponsored entities) securities, as well as investment grade corporate debt securities and tax-exempt municipal securities primarily issued by entities located in the State of Washington.

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

Historically, lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties. To an increasing extent in recent years, lending activities have also included the origination of multifamily and commercial real estate loans. Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in the Bank's primary market areas. During the past two and one-half years, the Bank has significantly added to its resources engaged in commercial lending, including senior credit administration personnel and experienced officers focused on middle market corporate lending opportunities. The Bank has also recently increased its emphasis on consumer lending. While continuing its commitment to construction and residential lending, management expects commercial lending, including commercial real estate, agricultural and consumer lending to become increasingly important activities for the Bank.

At December 31, 2004, the Bank's net loan portfolio totaled $2.063 billion. For additional information concerning the Bank's loan portfolio, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2004 and 2003-Loans/Lending." See also Table 5 contained therein, which sets forth the composition of the Company's loan portfolio, and Tables 6 and 6(a), which contain information regarding the loans maturing in the Company's portfolio.

One- to Four-Family Residential Real Estate Lending: The Bank originates loans secured by first mortgages on one- to four-family residences and loans for the construction of one- to four-family residences in the communities where it has full service branches. In addition, the Bank operates real estate loan production offices in Bellevue, Puyallup, Kennewick, Moses Lake, Burlington and Oak Harbor, Washington. The Bank's mortgage lending subsidiary, CFC, provides residential and construction lending primarily in the Bend and Portland, Oregon and Pasco and Vancouver, Washington market areas. At December 31, 2004, $308.0 million, or 14.7% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences.

The Bank and CFC offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual change of 1.0% to 2.0% and a


lifetime limitation of 5.0% to 6.0%. Generally, these ARM products adjust based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. The retention of ARM loans in the Bank's loan portfolio can help reduce the Company's exposure to changes in interest rates. However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years, borrower demand for ARM loans has been limited and the Bank has chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates. As a result, ARM loans have represented only a small portion of loans originated during this period. However, during the year ended December 31, 2004, the Bank did experience an increase in the origination of hybrid-ARM loans. Hybrid-ARM loans generally adjust annually following an initial fixed-rate period ranging from three to ten years using indices, margins and adjustment limitations similar to other ARM products. Fixed rate loans generally are offered on a fully amortizing basis for terms ranging from 15 to 30 years at interest rates and fees that reflect current secondary market pricing.

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

Construction and Land Lending: The Bank invests a significant portion of its loan portfolio in residential construction loans to professional home builders. To a lesser extent, the Bank also originates land loans and construction loans for commercial and multifamily real estate. At December 31, 2004, construction and land loans totaled $506.1 million (including $175.9 million of land or land development loans and $68.1 million of commercial and multifamily real estate construction loans), or 24.2% of total loans of the Company. Residential construction lending is a primary focus of the Bank's subsidiary, CFC, and the Company's largest concentration of construction and development loans is in the Portland/Vancouver market area. The Bank also has a significant amount of construction loans for properties in the Puget Sound region and in the Tri-Cities market in Washington State.

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

To a lesser extent, the Bank makes land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land. In making land loans, the Bank follows underwriting policies and disbursement and monitoring procedures similar to those for construction loans. The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

The Bank regularly monitors the construction and land loan portfolios and the economic conditions and housing inventory in each of its markets and will decrease this type of lending if it perceives unfavorable market conditions. The Bank believes that the underwriting policies and internal monitoring systems it has in place mitigate many of the risks inherent in construction and land lending.


Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects. At December 31, 2004, the Company's loan portfolio included $107.7 million in multifamily and $547.6 million in commercial real estate loans. Multifamily and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, riskier than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. In all multifamily and commercial real estate lending, the Bank considers the location, marketability and overall attractiveness of the properties. The Bank's current underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process the Bank assesses the borrowers' willingness and ability to repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by the Bank are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. Most multifamily and commercial real estate loans originated in the past five years are linked to various U.S. Treasury indices or certain prime rates. Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years. Rate adjustments for some of the more seasoned adjustable-rate loans in the portfolio predominantly reflect changes in the FHLB National Monthly Median Cost of Funds index. The Bank's commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type or location. At December 31, 2004, multifamily and commercial real estate loans comprised 31.3% of the Company's total loans.

Commercial Business Lending: The Bank is active in small- to medium-sized business lending, including origination of loans guaranteed by the Small Business Administration (SBA), and has engaged to a lesser extent in agricultural lending primarily by providing crop production loans. Bank officers have devoted a great deal of effort to developing customer relationships and the ability to serve these types of borrowers. Management believes that many large banks have neglected these lending markets, which has contributed to the Bank's success. Also, during the past two and one-half years, the Bank has added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in the $3 million to $15 million range. Management intends to leverage the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, it is anticipated that this type of lending will increase the Bank's deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant effort at the Bank and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations.

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

The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. The Bank seeks to structure these loans so that they have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and information about the collateral. Loans to closely held businesses typically require personal guarantees by the principals. The Bank's commercial loan portfolio is geographically dispersed across the market areas serviced by its branch network and there are no significant concentrations by industry or products.

The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year. Adjustable- or floating-rate loans are generally tied to various prime rate and LIBOR indices. At December 31, 2004, commercial loans totaled $395.2 million, or 18.9% of the Company's total loans.

Agricultural Lending: Agriculture is a major industry in many eastern Washington, eastern Oregon and southern Idaho locations. While agricultural loans are not a large part of the portfolio, the Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile. At December 31, 2004, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $148.3 million, or 7.1% of the loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower's anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. In the case of crops, consideration is given to projected yields and prices from each commodity. The interest rate is normally floating based on the prime rate as published in The Wall Street Journal, plus a negotiated margin. Because these loans are made to finance a farm or ranch's annual operations, they


are written on a one-year review and renewable basis. The renewal is dependent upon the prior year's performance and the forthcoming year's projections as well as the overall financial strength of the borrower. The Bank carefully monitors these loans and related variance reports on income and expenses compared to budget estimates. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

In underwriting agricultural operating loans, the Bank considers the cash flow of the borrower based upon the expected operating results as well as the value of collateral used to secure the loans. Collateral generally consists of cash crops produced by the farm, such as grains, fruit, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa or livestock. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Bank may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate and federal agricultural program payments to the borrower.

The Bank also originates loans to finance the purchase of farm equipment. Loans to purchase farm equipment are made for terms of up to seven years. The Bank also originates agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in the Bank's market area, and generally only made to service the needs of the Bank's existing customers. Loans are written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from five to 20 years. These loans have interest rates that generally adjust at least every five years based typically upon a U.S. Treasury index plus a negotiated margin. Fixed-rate loans are granted on terms generally not to exceed five years with rates established at inception based on margins set above the current five-year U.S. Treasury Note or another generally accepted index. In originating agricultural real estate loans, the Bank considers the debt service coverage of the borrower's cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower's past performance with the Bank and/or market area. These loans normally are not made to start-up businesses but are generally reserved for existing customers with substantial equity and a proven history.

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

Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. While consumer lending has traditionally been a small part of the Bank's business, with loans made primarily to accommodate its existing customer base, it has received renewed emphasis in 2003 and 2004 and management anticipates increased activity in future periods. Despite increased marketing efforts and strong borrower demand, consumer loans increased only modestly in the past year, largely as a result of accelerated prepayments in the current very low interest rate environment. At December 31, 2004, the Company had $79.8 million, or 3.8% of its loans receivable, in outstanding consumer related loans, an increase of $12.7 million or 18.8% from December 31, 2003.

Similar to commercial loans, consumer loans often entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.

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

Loan Originations, Sales and Purchases

While the Bank originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. For the years ended December 31, 2004, 2003 and 2002, the Bank originated loans, net of repayments, of $696.3 million, $721.5 million and $368.6 million, respectively.

In recent years, the Bank generally has sold most of its newly originated fixed-rate one- to four-family residential mortgage loans and a portion of its SBA guaranteed loans to secondary market purchasers as part of its interest rate risk management strategy. Proceeds from sales of loans by the Company for the years ended December 31, 2004, 2003 and 2002, totaled $338.4 million, $572.2 million and $457.7 million, respectively. Sales of


loans generally are beneficial to the Bank because these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. All loans are sold without recourse. See "Loan Servicing." At December 31, 2004, the Company had $2.1 million in loans held for sale.

The Bank purchases whole loans and loan participation interests primarily during periods of reduced loan demand in its primary market area. Any such purchases are made consistent with the Bank's underwriting standards; however, the loans may be located outside of the Bank's normal lending area. During the years ended December 31, 2004, 2003 and 2002, the Bank purchased $18.2 million, $34.5 million and $52.0 million, respectively, of loans and loan participation interests.

Loan Servicing

The Bank receives fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At December 31, 2004, the Bank was servicing $250.7 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. In addition to earning fee income, the Bank retains certain amounts in escrow for the benefit of the lender for which the Bank incurs no interest expense but is able to invest the funds into earning assets. At December 31, 2004, the Bank held $2.6 million in escrow for its portfolio of loans serviced for others. The loan servicing portfolio at December 31, 2004 was composed primarily of $185.6 million of Freddie Mac mortgage loans, $3.3 million of Fannie Mae mortgage loans and $16.5 million of Oregon Housing Division loans. The remaining balance of the loan servicing portfolio at December 31, 2004 consisted of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington and Oregon. For the year ended December 31, 2004, $1.7 million of loan servicing fees, net of $489,000 of servicing rights amortization, was recognized in operations.

Mortgage Servicing Rights: The Bank records mortgage servicing rights (MSRs) with respect to loans it originates and sells in the secondary market on a servicing-retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2004, 2003 and 2002, the Company capitalized $78,000, $1,576,000, and $1,046,000, respectively, of MSRs relating to loans sold with servicing retained. No MSRs were purchased in those periods. Amortization of MSRs for the years ended December 31, 2004, 2003 and 2002, was $489,000, $1,021,000, and $686,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2004, MSRs were carried at a value of $1,565,000, net of amortization.

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

For additional information with respect to asset quality and non-performing loans, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2004 and 2003-Asset Quality," and Table 10 contained therein.

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

At December 31, 2004, the Company had an allowance for loan losses of $29.6 million, which represented 1.41% of net loans and 186% of non-performing loans compared to 1.51% and 92%, respectively, at December 31, 2003. For additional information concerning the Company's allowance for loan losses, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003-Provision and Allowance for Loan Losses," and Tables 11 and 12 contained therein.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies (including government-sponsored entities), mortgage-backed securities,


certain certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions. The Bank's investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Bank's policies generally limit investments to U.S. Government and government agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities includes those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher, as well as collateralized mortgage obligations (CMOs). A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Bank's investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's earning performance and/or market value.

At December 31, 2004, the Company's consolidated investment portfolio totaled $597.7 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of Fannie Mae and Freddie Mac. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Bank's loan originations, deposits and other activities. During the year ended December 31, 2004, investments and securities decreased by $104.4 million. Holdings of mortgage-backed securities decreased $83.0 million to $332.2 million, and U.S. Treasury and agency obligations decreased $21.4 million to $139.9 million. Ownership of corporate and other securities decreased $8.3 million to $73.7 million, while municipal bonds increased $8.3 million to $52.0 million.

The Company invests significantly in mortgage-backed securities. The Company's mortgage-backed securities investments generally are collateralized by loans on one- to four-family residential real estate. The average life of a mortgage-backed security is usually less than its stated maturity due to principal amortization and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on these securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgage loans exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of the repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgage loans or mortgage-backed securities underlying CMOs is segmented and paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. At December 31, 2004, the Company held CMOs with a net carrying value of $163.5 million, including $51.9 million of privately-issued CMOs.

For detailed information on the Company's investment securities, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2004 and 2003-Investments," and Tables 1, 2, 3 and 4 contained therein.

Off-Balance-Sheet Derivatives: Derivatives include "off-balance-sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company and the Bank generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, the Bank issues "rate lock" commitments to borrowers and obtains offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended. Accordingly, on December 31, 2004, the Company recorded an asset of $50,000 and a liability of $50,000, representing the estimated market value of those commitments. On December 31, 2004, the Company and the Bank had no other investment related off-balance-sheet derivatives.

Deposit Activities and Other Sources of Funds

General: Deposits, FHLB advances (or borrowings) and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced by general economic, interest rate and money market conditions and may vary significantly. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer-term basis for general business purposes, including funding loans and investments.

The Bank competes with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Much of the focus of the Bank's recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.


Deposit Accounts: The Bank generally attracts deposits from within its primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns. At December 31, 2004, the Bank had $1.926 billion of deposits, including $870.7 million of transaction and savings accounts and $1.055 billion in time deposits. For additional information concerning the Bank's deposit accounts, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2004 and 2003-Deposit Accounts." See also Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts offered by the Bank, and Table 8, which sets forth the amount of the Bank's certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2004.

Borrowings: While deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also uses borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage its capital position. The FHLB-Seattle serves as the Bank's primary borrowing source. The FHLB-Seattle provides credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2004, the Bank had $583.6 million of combined borrowings from the FHLB-Seattle at a weighted average rate of 3.77%. At that date, the Bank had been authorized by the FHLB-Seattle to borrow up to $870.2 million under a blanket floating lien security agreement. The Bank also has access to additional short-term funds through a $26.0 million commercial bank credit line. At December 31, 2004, the Bank had no short-term funds borrowed on this commercial banking credit line. For additional information concerning the Company's borrowings from the FHLB-Seattle, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2004 and 2003-Borrowings," Table 9 contained therein, and Note 12 of the Notes to the Consolidated Financial Statements.

The Bank issues retail repurchase agreements, generally due within 90 days, as an additional source of funds. At December 31, 2004, the Bank had issued retail repurchase agreements totaling $38.4 million, with a weighted average interest rate of 1.49%, which were secured by a pledge of certain Fannie Mae, Ginnie Mae and Freddie Mac mortgage-backed securities with a market value of $41.5 million.

The Bank also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds Bank securities while the Bank continues to receive the principal and interest payments from the security. The Bank's outstanding borrowings at December 31, 2004 under wholesale repurchase agreements totaled $29.8 million, with a weighted average rate of 2.38%, and were collateralized by mortgage-backed securities with a fair value of $31.1 million.

In addition to borrowings at the Bank, the Company has generated funding by issuing $70 million of trust preferred securities (TPS). The TPS were issued in 2002, 2003 and 2004 by special purpose business trusts owned by the Company and were sold to pooled investment vehicles sponsored and marketed by investment banking firms. The junior subordinated debentures associated with the TPS have been recorded as liabilities on the Company's statement of financial condition, but the TPS qualify as Tier 1 capital for regulatory capital purposes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments and Significant Events," and Note 13 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

For additional information about deposits and other sources of funds, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," and Notes 11, 12 and 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

Personnel

As of December 31, 2004, the Bank and its subsidiaries had 735 full-time and 69 part-time employees. The Company has no employees except for those who are also employees of the Bank and its subsidiaries. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

Provisions of the Small Business Job Protection Act of 1996 (the Job Protection Act) significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions (the Bank was previously chartered as a savings institution) were permitted to compute their tax bad debt deduction through use of


either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows savings institutions to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income over six years. As of December 31, 2003, the reserves in excess of the base year (December 31, 1987) had been fully recaptured into taxable income.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances was approximately $5.3 million at December 31, 2004. As a result of the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

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

State Taxation

Washington Taxation: The Company and the Bank are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to such tax. The Company's B&O tax expense was $1.1 million, $1.0 million and $943,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax. The Company's operations in those states resulted in corporate income taxes of approximately $497,000, $223,000 and $108,000 (net of federal tax benefit) for the years ended December 31, 2004, 2003 and 2002, respectively. As the Company's operations in these states increase, the state income tax provision will have an increasing effect on the Company's effective tax rate and results of operations.

Environmental Regulation

The business of the Company is affected from time to time by federal and state laws and regulations relating to hazardous substances. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect the Bank both as an owner of branches and other properties used in its business and as a lender holding a security interest in property which is found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect the Bank's decision whether or not to foreclose on a property. Before foreclosing on commercial real estate, the Bank's general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause the Bank to elect not to foreclose on the property, thereby reducing the Bank's flexibility in handling the loan.

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

State Regulation and Supervision: As a Washington state-chartered commercial bank with branches in the States of Oregon and Idaho, the Bank is subject to the applicable provisions of Washington, Oregon and Idaho law and regulations. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.

Deposit Insurance: The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. Banner Bank's accounts are insured by both the BIF and the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

The Bank pays deposit insurance premiums based on a risk-based system established by the FDIC. Under this system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio.

Since 1997, the premium schedule for BIF and SAIF insured institutions has ranged from zero to 27 basis points. In recent years, the Bank has not been required to make any premium payments to the FDIC. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the fourth quarter of 2004, the annualized rate was 1.46 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

At December 31, 2004, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.


Capital Requirements: Federally insured financial savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may in included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At December 31, 2004, the Bank had a Tier 1 leverage capital ratio of 8.13%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At December 31, 2004, the Bank had a Tier 1 risk-based capital ratio of 9.98% and a total risk-based capital ratio of 11.26%.

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

Standards for Safety and Soundness: The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any of these guidelines, it may require the Bank to submit to the FDIC an acceptable plan to achieve compliance with the guideline. The Company believes that at December 31, 2004, the Bank meets all of the FDIC guidelines.

Federal Reserve System: The Federal Reserve Board requires, under Regulation D, reserves on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, for 2005, a bank must establish reserves equal to 3% of the first $47.6 million of transaction accounts, of which the first $7.0 million is exempt, and 10% of the remainder. Currently there is no reserve requirement on nonpersonal time deposits. As of December 31, 2004, the Bank met its reserve requirements.

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


Community Reinvestment Act: The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a "satisfactory" rating during its most recent examination.

Dividends: Dividends from the Bank constitute the major source of funds for dividends paid by the Company to shareholders The amount of dividends payable by the Bank to the Company will depend upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

The Company

General: The Company, as sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. The Company is required to file quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Financial Services Modernization Act: On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Gramm-Leach-Bliley Act:
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

provided an enhanced framework for protecting the privacy of consumer information; and

addressed a variety of other legal and regulatory issues affecting operations and activities of financial institutions.

The enactment of the Gramm-Leach-Bliley Act expanded the structural options available to bank holding companies, such as the Company, and other financial institutions, to permit them to engage in banking and other financial activities. Specifically, the Gramm-Leach-Bliley Act provides for the establishment of a new financial holding company. The Gramm-Leach-Bliley Act permits qualifying financial holding companies to own companies that engage in securities underwriting and dealing, insurance agency and underwriting, merchant banking or venture capital activities, the distribution of mutual funds, and securities lending. Financial holding companies may hold any type of deposit-taking subsidiary, including a national bank, a state-chartered bank, or a thrift or savings bank. To qualify as a financial holding company, however, each of the company's deposit-taking subsidiaries must be well capitalized, well managed, and have at least a "satisfactory" rating under the Community Reinvestment Act. The Company has not elected to become a financial holding company.

The Bank Holding Company Act: Under the BHCA, the Company is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.


The Company is required to file quarterly and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine the Company, and any of its subsidiaries, and charge the Company for the cost of the examination.

The Company and any subsidiaries that it may control are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions. With some exceptions, the Company, and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by the Company, or by the Company's affiliates.

Acquisitions: The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

The USA Patriot Act: In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

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

The Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in the Bank's business or customer practices were required as a result of the implementation of these requirements.

Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

Interstate Banking and Branching: The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

Dividends: The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 2004, the Company's total risk-based capital was 12.24% of risk-weighted assets and its Tier 1 (core) capital was 10.94% of risk-weighted assets.

Stock Repurchases: A bank holding company, except for certain "well-capitalized" and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any


condition imposed by, or written agreement with, the Federal Reserve. For information concerning the Company's repurchase activities during the 2004 fiscal year and for the quarter ended December 31, 2004, see Item 5 hereof.

Management Personnel

Executive Officers

The following table sets forth information with respect to the executive officers of the Company and the Bank as of December 31, 2004.
Name	Age	Position with Company	Position with Bank

D. Michael Jones	62	President, Chief Executive	President, Chief Executive Officer,
		Officer, Director	Director

Gary Sirmon	61	Chairman of the Board, Director	Chairman of the Board, Director

Lloyd W. Baker	56	Executive Vice President,	Executive Vice President,
		Chief Financial Officer	Chief Financial Officer

Michael K. Larsen	62		Executive Vice President,
			Real Estate Lending

Cynthia D. Purcell	47		Executive Vice President,
			Bank Operations

Richard B. Barton	61		Executive Vice President,
			Chief Credit Officer

Paul E. Folz	50		Executive Vice President,
			Community Banking

John R. Neill	56		Executive Vice President,
			Corporate Lending

Douglas M. Bennett	52		Executive Vice President,
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


Paul E. Folz joined Banner Bank in 2002. Mr. Folz, who has 27 years of commercial lending experience, served in his last position before joining Banner Bank as Washington Mutual's Senior Vice President for new market planning and development, where he spearheaded the expansion of business banking into new markets. Prior to that position, he served from 1989 as Washington Mutual's Senior Vice President in charge of commercial banking operations in the State of Oregon.

John R. Neill joined Banner Bank in 2002. Mr. Neill, who has over 26 years of commercial banking and community development experience, began his banking career with Seafirst Bank in 1975. From 1995 until he joined Banner Bank, he served as Senior Vice President and Senior Client Manager for Bank of America's central Washington commercial banking division.

Douglas M. Bennett, who joined Banner Bank in 1974, has over 30 years of experience in real estate lending.

Available Information

The Company's website is www.bannerbank.com. The website contains a link to the Company's filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments. Copies of these filing are available as soon as reasonably practicable.

Item 2 - Properties

The Company's home office, which is owned by the Company, is located in Walla Walla, Washington. As of December 31, 2004 the Bank has, in total, 49 branch offices located in Washington, Oregon and Idaho. These offices are located in the cities of Walla Walla (5), Kennewick (2), Richland, Pasco, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee, Dayton, Bellingham, Ferndale, Lynden, Blaine, Point Roberts, Spokane (2), Woodinville, Bothell, Everett (2), Kirkland, Bellevue, Redmond, Renton, Kent, Edmonds and Seattle (2), Washington; Hermiston, Pendleton (2), Umatilla, Boardman, Stanfield, Lake Oswego and Hillsboro, Oregon; and Lewiston (2), Twin Falls and Boise, Idaho. Of these offices, 23 are owned by the Company and 26 are leased. The leases expire from 2005 through 2023. In addition to these branch offices, the Bank has eleven leased loan production offices in Bellevue, Puyallup, Kennewick, Spokane, Moses Lake, Bellingham, Oak Harbor, Burlington, Seattle and Federal Way, Washington and Lake Oswego, Oregon, and it leases administrative offices in Walla Walla, Bothell and Woodinville, Washington. Community Financial Corporation (CFC), the wholly owned subsidiary of the Bank, located in Lake Oswego, Oregon, leases space to operate its two loan production offices in Lake Oswego, Oregon and Vancouver, Washington. The leases expire from 2006 through 2010. The Company's net investment in its offices, premises, equipment and leaseholds was $39.3 million at December 31, 2004.

Item 3 - Legal Proceedings

In the normal course of business, the Company and the Bank have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest. The Company and the Bank are not a party to any pending legal proceedings that they believe would have a material adverse effect on the financial condition or operations of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

None.


Part II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

The Company's common stock is traded over-the-counter on The Nasdaq Stock Market® under the symbol "BANR" and newspaper stock tables list the Company as "Banner Corp." Stockholders of record at December 31, 2004 totaled 951. This total does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low closing sale prices of the Company's common stock for the years ended December 31, 2004, 2003 and 2002.
Year Ended December 31, 2004	High	Low	Cash Dividend Declared
First quarter	$29.29	$24.80	$0.16
Second quarter	30.89	25.60	0.16
Third quarter	31.16	26.08	0.16
Fourth quarter	34.25	27.73	0.17

Year Ended December 31, 2003
	High	Low	Cash Dividend Declared
First quarter	$18.94	$15.27	$0.15
Second quarter	21.99	15.37	0.15
Third quarter	21.79	19.60	0.15
Fourth quarter	25.67	20.90	0.16

Year Ended December 31, 2002
	High	Low	Cash Dividend Declared
First quarter	$22.01	$16.96	$0.15
Second quarter	24.75	21.28	0.15
Third quarter	23.55	15.32	0.15
Fourth quarter	20.60	16.85	0.15

Issuer Purchases of Equity Securities
Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
Beginning	Ending
January1, 2004	January 31, 2004	--	$--	--
February 1, 2004	February 29, 2004	--	--	--
March 1, 2004	March 31, 2004	7,729	28.059	--
April 1, 2004	April 30, 2004	7,674	27.734	--
May 1, 2004	May 31, 2004	--	--	--
June 1, 2004	June 30, 2004	--	--	--
July 1, 2004	July 30, 2004	--	--	--
August 1, 2004	August 31, 2004	--	--	--
September 1, 2004	September 30, 2004	4,279	28.725	--
October 1, 2004	October 31, 2004	104	28.520	--
November 1, 2004	November 30, 2004	1,901	32.155	--
December 1, 2004	December 31, 2004	112,576	31.488	--

Total		134,263	$30.995	--	100,000	(2)

(1)	Shares indicated as purchased during the periods presented were acquired at current market values as consideration for the exercise of certain fully vested options.
(2)	On July 22, 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months. As of December 31, 2004, no shares had been repurchased under this program.


Item 6 - Selected Consolidated Financial and Other Data

These tables set forth selected consolidated financial and other data of the Company at the dates and for the periods indicated. This information is derived from and is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto presented elsewhere in this or prior filings.

FINANCIAL CONDITION DATA:
	At December 31
(Dollars in thousands)	2004	2003	2002	2001	2000

Total assets	$2,897,067	$2,635,313	$2,263,172	$2,087,094	$1,982,831
Loans receivable, net	2,063,238	1,700,865	1,546,927	1,575,425	1,471,769
Cash and securities (1)	649,516	779,472	567,385	384,403	393,871
Deposits	1,925,909	1,670,940	1,497,778	1,295,811	1,192,715
Borrowings	723,842	738,699	546,945	578,697	581,636
Stockholders' equity	215,220	202,800	190,377	192,340	193,795
Shares outstanding excluding unearned, restricted shares held in ESOP	11,482	11,039	10,791	11,057	11,372

OPERATING DATA:
	For the Years Ended December 31

(In thousands)	2004	2003	2002	2001	2000

Interest income	$156,230	$140,441	$144,276	$157,666	$158,298
Interest expense	59,915	59,848	65,969	85,944	89,594
Net interest income	96,315	80,593	78,307	71,722	68,704
Provision for loan losses	5,644	7,300	21,000	13,959	2,867
Net interest income after provision for loan losses	90,671	73,293	57,307	57,763	65,837

Mortgage banking operations	5,522	9,447	6,695	4,575	2,517
Gain on sale of securities	141	63	27	687	63
Other operating income	11,305	10,071	9,155	8,203	6,671
Other operating expenses	79,714	69,876	60,445	59,636	46,502

Income before provision for income taxes	27,925	22,998	12,739	11,592	28,586
Provision for income taxes	8,585	6,891	3,479	4,142	10,238

Net income	$19,340	$16,107	$9,260	$7,450	$18,348

PER SHARE DATA:(2)
	At or for the Years Ended December 31

	2004	2003	2002	2001	2000

Net income:
Basic	$1.74	$1.49	$0.85	$0.67	$1.62
Diluted	1.65	1.44	0.82	0.64	1.60
Stockholders' equity (3)	18.74	18.37	17.64	17.40	17.04
Cash dividends	0.65	0.61	0.60	0.56	0.52
Dividend payout ratio (diluted)	39.39%	42.36%	73.17%	87.50%	32.63%

(footnotes follow tables)


KEY FINANCIAL RATIOS: (4)
	At or For the Years Ended December 31
	2004	2003	2002	2001	2000

Performance Ratios:
Return on average assets (5)	0.70%	0.66%	0.43%	0.36%	0.95%
Return on average equity (6)	9.22	8.21	4.71	3.78	9.96
Average equity to average assets	7.62	8.03	9.13	9.64	9.58
Interest rate spread (7)	3.65	3.47	3.80	3.52	3.49
Net interest margin (8)	3.71	3.53	3.91	3.73	3.77
Non-interest income to average assets	0.62	0.80	0.74	0.66	0.48
Non-interest expense to average assets	2.90	2.86	2.81	2.92	2.42
Efficiency ratio (9)	70.37	69.75	64.18	70.01	59.65
Average interest-earning assets to interest- bearing liabilities	102.92	102.31	103.14	104.89	105.67

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.41	1.51	1.69	1.10	1.03
Net charge-offs as a percent of average outstanding loans during the period	0.11	0.47	0.78	0.75	0.06
Non-performing assets as a percent of total assets	1.20	1.20	1.86	1.01	0.59
Ratio of allowance for loan losses to non- performing loans (10)	1.86	0.92	0.74	0.97	1.83

Consolidated Capital Ratios:
Total capital to risk-weighted assets	12.24	12.77	12.96	11.57	12.29
Tier 1 capital to risk-weighted assets	10.94	11.48	11.66	10.36	11.14
Tier 1 leverage capital to average assets	8.93	8.73	8.77	7.71	8.25

(1)	Includes securities available for sale and held to maturity.
(2)	Per share data have been adjusted for the 10% stock dividend paid in November 2000.
(3)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(4)	Ratios are annualized
(5)	Net income divided by average assets
(6)	Net income divided by average equity
(7)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8)	Net interest income before provision for loan losses as a percent of average interest-earning assets.
(9)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(10)	Non-performing loans consist of nonaccrual and 90 days past due loans.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of the safe harbor with respect to all "forward-looking statements" contained in this Annual Report on Form 10-K and the Annual Report to Stockholders. Management has used "forward-looking statements" to describe future plans and strategies, including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, agricultural commodity prices and production conditions, competition, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services and the Company's ability to successfully resolve the outstanding credit issues and recover check kiting losses. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."

General

Banner Corporation, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and, as of December 31, 2004, its 49 branch offices and 12 loan production offices located in 23 counties in Washington, Idaho and Oregon. At December 31, 2004, the Company had grown to nearly $2.9 billion in total assets, including more than $2.0 billion in loans, while customer deposits had increased to $1.9 billion.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income before provision for loan losses increased $15.7 million for the year ended December 31, 2004 compared to the prior year, reflecting significant growth in interest-bearing assets and liabilities as well as an increase of 18 basis points in the net interest rate spread. The Company's net income also is significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and mortgage banking operations, as well as its non-interest operating expenses and income tax provisions. Importantly, the provision for loan losses decreased by $1.7 million for the year ended December 31, 2004, compared to the prior year. As explained more fully below, this decrease reflects the meaningful continued reduction in non-performing loans in the current year compared to the prior year. The lower provision for loan losses in 2004 is important not only in comparison to the prior year, but also in comparison to the much higher provision recorded in the year ended December 31, 2002. This reduction in credit costs has been a significant reason for the Company's improved performance for the past two years. Other operating income decreased $2.6 million for the year ended December 31, 2004, largely due to a decrease in the level of mortgage banking activity and the resulting gain on the sale of loans, partially offset by increased loan servicing fees as well as increased deposit fees and service charges. Other operating expenses increased $9.8 million for the year ended December 31, 2004, compared to the prior year, reflecting the continued growth of the Company, as detailed below in the Comparison of Financial Condition and Results of Operations sections of this report. Net income increased by $3.2 million to $19.3 million for the year ended December 31, 2004.

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

Recent Developments and Significant Events

Idaho Expansion: On March 4, 2004, the Company announced its intention to enter the southwestern Idaho market, including Boise and Twin Falls. The Company planned initially to operate commercial lending centers in the area and hired a group of eleven well known, experienced Idaho commercial bankers to lead the Company's expansion efforts. Subsequently, the Company announced plans to open three full service branch facilities in support of this expansion. The Bank has negotiated leases and announced plans for two facilities in the greater Boise area and has acquired a site in Twin Falls with architectural design work for a new branch facility currently in progress. Further, the Bank has signed a letter of intent on three additional facilities in the greater Boise area.

Puget Sound Expansion: During the third quarter of 2004, the Company announced the acquisition of three branch facilities and a parcel of vacant land in the greater Puget Sound market area. These three facilities were subsequently remodeled and opened as Banner Bank branches late in the fourth quarter of 2004. More recently, Banner Bank completed negotiations to lease two additional branch locations, also in the


greater Puget Sound area. Regulatory approval for all of these branches has been granted and all five new locations are now open for business. Banner Bank is currently pursuing additional Puget Sound locations.

Junior Subordinated Debentures, Mandatorily Redeemable Trust Preferred Securities and Adoption of FIN 46: At December 31, 2003, three wholly-owned subsidiary grantor trusts, Banner Capital Trust I, II and III (collectively, Trusts), established by the Company had issued $55 million of pooled trust preferred securities. In addition, as noted below, in March 2004 the Company established a fourth wholly-owned subsidiary grantor trust called Banner Capital Trust IV to facilitate the issuance of an additional $15 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated debentures (Debentures) of the Company. The Debentures are the sole assets of the Trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or may be redeemed earlier as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46, Consolidation of Certain Variable Interest Entities-An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a Variable Interest Entity (VIE), more commonly referred to as a special purpose entity or SPE. Prior to adoption of FIN 46, the Trusts were considered consolidated subsidiaries of the Company. At December 31, 2002, $40 million of trust preferred securities were included in the Company's consolidated Statement of Financial Condition in the liabilities section, under the caption, "Trust preferred securities," and the $1.2 million common capital securities of the issuer retained by the Company were eliminated against the Company's investment in the Trusts. Distributions on these trust preferred securities were recorded as interest expense on the consolidated statements of income.

As a result of the adoption of FIN 46, the Company deconsolidated all three Trusts as of December 31, 2003. As a result, the Debentures issued by the Company to the Trusts, totaling $56.7 million, were reflected in the Company's consolidated balance sheet in the liabilities section at December 31, 2003 under the caption, "Junior subordinated debentures." At December 31, 2004, Debentures totaling $72.2 million were reflected in the Company's consolidated balance sheet, as discussed in more detail below. Beginning January 1, 2004, the Company has recorded interest expense for the corresponding junior subordinated debentures in its consolidated statements of income. The Company recorded $1.7 million of the common capital securities issued by the Trusts in the securities held-to-maturity in its consolidated balance sheet at December 31, 2003. Effective July 1, 2004, the $1.7 million investment in the Trusts' common capital securities was reclassified from securities held-to-maturity to other assets.

Sale of $15 Million of Trust Preferred Securities: In March 2004, the Company completed the issuance of an additional $15.5 million of Debentures in connection with a private placement of pooled trust preferred securities called Banner Capital Trust IV. The trust preferred securities were issued by a special purpose business trust owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The Debentures have been recorded as a liability on the statement of financial condition but, subject to limitations under current Federal Reserve guidelines, qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to support growth, including acquisitions, by augmenting the Bank's regulatory capital. Under the terms of the transaction, the trust preferred securities and Debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and Debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 2.85%.

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

Comparison of Financial Condition at December 31, 2004 and 2003

General: Total assets increased $261.8 million, or 9.9%, from $2.635 billion at December 31, 2003, to $2.897 billion at December 31, 2004. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. This asset growth reflects strong loan demand and solid deposit growth in the market areas where the Company operates, as well as the additional locations and production staff added in the past two years. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $362.4 million, or 21.3%, from $1.701 billion at December 31, 2003, to $2.063 billion at December 31, 2004. Loan portfolio growth was broad-based and included increases of $91.6 million in commercial real estate loans, $18.7 million in multifamily real estate loans, $107.2 million in construction and land loans and $103.1 million in non-mortgage commercial and agricultural loans. These increases reflect the Company's continuing effort to increase the portion of its loans invested in commercial, construction and land development real estate loans,


and non-mortgage commercial business and agricultural loans. The Company also had increases of $32.8 million in one- to four-family residential real estate loans and $12.7 million in consumer loans. Securities available for sale and held to maturity decreased $104.4 million, or 14.9%, from $702.2 million at December 31, 2003, to $597.7 million at December 31, 2004, primarily as a result of maturities and principal repayments on mortgage-related securities, although the decrease also reflected the sale of $49.3 million of securities and a modest decline in the fair value of the portion of the portfolio designated as available for sale as a result of changes in the level of market interest rates. As noted in the Consolidated Statements of Financial Condition, higher market interest rates resulted in an unrealized holding gain of $887,000 for the Company's available for sale securities at December 31, 2004, compared to an unrealized gain of $4.9 million at December 31, 2003. This change in the unrealized gain was also primarily responsible for the $3.9 million increase in deferred income tax asset, as well as for the $4.1 million decrease in accumulated other comprehensive income (loss) included in the stockholders' equity section of the Consolidated Statements of Financial Condition. FHLB stock increased $1.0 million as a result of dividends paid by the FHLB in the form of additional shares of stock. The Company also had an increase of $1.7 million in bank-owned life insurance from the growth of cash surrender values on existing policies.

Property and equipment increased by $16.5 million to $39.3 million at December 31, 2004, from $22.8 million at December 31, 2003. In the second quarter of 2004, the Bank purchased three branch properties and a piece of undeveloped land from a major bank that recently completed an acquisition of another competing bank. This facilities purchase is part of a strategy to grow deposits by expanding retail distribution in important markets in Washington, Oregon and Idaho. The properties purchased, located in Edmonds, Kent, Everett and Bellingham, Washington, are all part of the Puget Sound region, the most highly populated area in the Pacific Northwest with the most significant business activity. Earlier in the year the Bank opened new offices in Hillsboro, Oregon, Walla Walla, Washington and Boise and Twin Falls, Idaho. The increase in property and equipment also reflects completion of a new operations facility in Walla Walla, a major rebuild of a branch office in Yakima, Washington, and construction in progress for new branch facilities in Walla Walla and Vancouver, Washington and Twin Falls, Idaho.

The majority of the increase in assets was funded by a growth in deposits. Additional funding was also provided by the issuance of junior subordinated debentures and net income from operations. Total deposits grew $255.0 million, or 15.3%, from $1.671 billion at December 31, 2003, to $1.926 billion at December 31, 2004. Non-interest-bearing deposits increased $29.1 million, or 14.2%, while interest-bearing deposits increased significantly, growing by $225.9 million, or 15.4%, from the December 31, 2003 amounts. While FHLB advances decreased $29.0 million from $612.6 million at December 31, 2003, to $583.6 million at December 31, 2004, junior subordinated debentures issued in connection with trust preferred securities increased $15.5 million to $72.2 million. Other borrowings decreased $1.3 million to $68.1 million at December 31, 2004. The change in other borrowings reflects a $21.0 million increase in retail repurchase agreements which are primarily related to customer cash management accounts and a decrease of $22.3 million of repurchase agreement borrowings from securities dealers.

Investments: At December 31, 2004, the Company's consolidated investment portfolio totaled $597.7 million and consisted principally of U.S. Government and agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and Freddie Mac stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in the Bank's loan origination, deposit and other activities. During the year ended December 31, 2004, investments and securities decreased by $104.4 million as management chose to redeploy cash flow from securities to fund loan growth. Holdings of mortgage-backed securities decreased $83.0 million and U.S. Treasury and agency obligations decreased $21.4 million. Ownership of corporate and other securities decreased $8.3 million, while municipal bonds increased $8.3 million.

Mortgage-Backed Obligations: At December 31, 2004, the Company's net mortgage-backed securities including CMOs totaled $332.2 million, or 55.6% of the consolidated investment portfolio and 11.5% of total assets. The Company held CMOs with a net carrying value of $163.5 million. The estimated fair value of the mortgage-backed securities at December 31, 2004 was $332.2 million, which is $900,000 less than the amortized cost of $333.1 million. At December 31, 2004, the Company's portfolio of mortgage-backed securities had a weighted average coupon rate of 4.77%. At that date, 78.3% of the mortgage-backed securities were fixed-rate and 21.7% were adjustable-rate. The estimated weighted average remaining life of the portfolio was 3.7 years based on the latest three months' "constant prepayment rate" (CPR) or the most recent CPR if less than three months' history was available.

Municipal Bonds: The Company's tax-exempt municipal bond portfolio, which at December 31, 2004 totaled $45.3 million at estimated fair value ($44.7 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington and Oregon. At December 31, 2004, general obligation bonds and revenue bonds had total estimated fair values of $29.7 million and $15.6 million, respectively. The Company also had taxable bonds in its municipal bond portfolio, which at December 31, 2004 totaled $7.2 million at estimated fair value ($7.1 million at amortized cost). This taxable municipal bond portfolio consisted of general obligation bonds and revenue bonds with estimated fair values of $4.8 million and $2.4 million, respectively. Many of the Company's qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers to the Bank. At December 31, 2004, the Company's municipal bond portfolio had a weighted average maturity of approximately 13.0 years, an average coupon rate of 4.94% and an average taxable equivalent yield of 6.19%. The largest principal balance of any security in the municipal portfolio was a general obligation bond issued by the Public Hospital District No. 1, Columbia and Walla Walla Counties, Washington, with an amortized cost of $5.7 million and a fair value of $5.7 million.

Corporate Bonds: The Company's corporate bond portfolio, which totaled $70.7 million at fair value ($69.7 million at amortized cost) at December 31, 2004, was composed principally of short- and intermediate-term fixed- and adjustable-rate securities issued by automobile and other finance companies and long-term fixed- and adjustable-rate capital securities issued by financial institutions. At December 31, 2004, the portfolio had a weighted average maturity of 17.4 years and a weighted average coupon rate of 6.08%.


U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $139.9 million ($142.2 million at amortized cost) at December 31, 2004, a weighted average maturity of 4.1 years and a weighted average coupon rate of 3.52%. Most of the U.S. Government and agency obligations owned by the Company include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity. Certain securities also include step-rate features which provide for increases in the coupon rate at future dates if the security is not called.


The following tables set forth certain information regarding carrying values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as available for sale, carried at estimated fair market value, and held to maturity, carried at amortized cost (dollars in thousands):
Table 1: Securities Available for Sale
	At December 31
	2004		2003		2002		2001
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government Treasury and agency obligations	$139,872	25.53%	$161,341	23.90%	$91,914	21.83%	$51,285	16.99%
Municipal bonds:
Taxable	5,565	1.02	5,132	0.76	5,404	1.28	5,173	1.71
Tax exempt	4,526	0.83	20,588	3.05	18,383	4.36	21,569	7.15
Corporate bonds	61,993	11.32	69,511	10.30	34,708	8.24	14,827	4.91
Mortgage-backed or related securities:
Mortgage-backed securities
GNMA	8,078	1.47	14,086	2.09	27,729	6.58	37,903	12.56
FHLMC	63,532	11.60	63,783	9.45	38,166	9.06	1,544	0.51
FNMA	88,967	16.24	82,784	12.26	21,148	5.02	17,888	5.93
Other	7,911	1.44	7,968	1.19	8,000	1.90	8,000	2.65
Total mortgage-backed securities	168,488	30.75	168,621	24.99	95,043	22.56	65,335	21.65

Mortgage-related securities
CMOs - agency backed	111,601	20.37	147,441	21.84	102,992	24.45	94,184	31.21
CMOs - non-agency	51,853	9.46	98,564	14.60	69,967	16.62	45,916	15.21
Total mortgage-related securities	163,454	29.83	246,005	36.44	172,959	41.07	140,100	46.42
Total	331,942	60.58	414,626	61.43	268,002	63.63	205,435	68.07

Equity securities	3,937	0.72	3,744	0.56	2,811	0.66	3,558	1.17

Total securities available for sale	$547,835	100.00%	$674,942	100.00%	$421,222	100.00%	$301,847	100.00%

Table 2: Securities Held to Maturity
Municipal bonds:
Taxable	$1,647	3.30%	$104	0.38%	$1,103	8.32%	$1,100	7.42%
Tax exempt	40,276	80.69	17,890	65.70	2,724	20.55	2,104	14.19
Corporate bonds	7,750	15.53	7,000	25.71	7,000	52.83	7,000	47.21
Mortgage-backed securities:
FHLMC certificates	--	0.00	216	0.79	676	5.10	1,062	7.16
FNMA certificates	241	0.48	319	1.17	475	3.58	688	4.64
Total mortgage-backed securities	241	0.48	535	1.96	1,151	8.68	1,750	7.39

Asset-backed securities	--	--	--	--	1,275	9.62	2,874	19.38
Common capital securities issued by unconsolidated financing subsidiary of the Company	--	--	1,703	6.25	--	--	--	--
Total	$49,914	100.00%	$27,232	100.00%	$13,253	100.00%	$14,828	100.00%
Estimated market value	$51,437		$28,402		$13,414		$14,902


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available for sale (dollars in thousands):

Table 3: Securities - Available for Sale-Maturity/Repricing and Rates
	Available for Sale at December 31, 2004

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Government Treasury and agency obligations:
Fixed-rate	$304	5.11%	$123,893	3.50%	$--	--%	$5,740	3.69%	$--	--%	$129,937	3.51%
Adjustable-rate	9,935	3.00	--	--	--	--	--	--	--	--	9,935	3.00
	10,239	3.06	123,893	3.50	--	--	5,740	3.69	--	--	139,872	3.48

Municipal bonds:
Taxable	--	--	5,565	5.02	--	--	--	--	--	--	5,565	5.02
Tax exempt	709	5.45	3,817	4.11	--	--	--	--	--	--	4,526	4.32
	709	5.45	9,382	4.65	--	--	--	--	--	--	10,091	4.71
Corporate bonds:
Fixed-rate	10,180	5.50	15,286	4.25	--	--	--	--	5,975	7.26	31,441	5.23
Adjustable-rate	24,053	4.02	6,499	5.49	--	--	--	--	--	--	30,552	4.33
	34,233	4.46	21,785	4.62	--	--	--	--	5,975	7.26	61,993	4.79

Mortgage-backed obligations:
Fixed-rate	1	8.34	3	6.98	26,317	4.10	60,994	4.54	30,053	5.45	117,368	4.67
Adjustable-rate	8,323	4.48	1,790	4.94	41,007	4.54	--	--	--	--	51,120	4.54
	8,324	4.48	1,793	4.94	67,324	4.37	60,994	4.54	30,053	5.45	168,488	4.64
Mortgage-related obligations:
Fixed-rate	--	--	--	--	--	--	92,391	4.31	49,771	4.26	142,162	4.29
Adjustable-rate	841	3.76	--	--	20,451	4.72	--	--	--	--	21,292	4.68
	841	3.76	--	--	20,451	4.72	92,391	4.31	49,771	4.26	163,454	4.34
Total mortgage-backed or related obligations	9,165	4.41	1,793	4.94	87,775	4.45	153,385	4.40	79,824	4.71	331,942	4.49

Equity securities	3,937	5.62	--	--	--	--	--	--	--	--	3,937	5.62

Total securities available for sale-carrying value	$58,283	4.30	$156,853	3.74	$87,775	4.45	$159,125	4.37	$85,799	4.89	$547,835	4.28

Total securities available for sale-amortized cost	$56,480		$158,851		$88,165		$159,815		$85,411		$548,722


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities held to maturity (dollars in thousands):

Table 4: Securities - Held to Maturity-Maturity/Repricing and Rates
	Held to Maturity at December 31, 2004

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Municipal bonds:
Taxable	$--	--%	$--	--%	$502	7.06%	$991	8.11%	$154	5.08%	$1,647	7.51%
Tax exempt	154	4.46	725	4.15	9,914	4.27	20,215	4.56	9,268	5.40	40,276	4.67
	154	4.46	725	4.15	10,416	4.40	21,206	4.73	9,422	5.39	41,923	4.78
Corporate bonds:
Fixed-rate	--	--	--	--	750	2.67	--	--	7,000	10.36	7,750	9.62

Mortgage-backed obligations:
Fixed-rate	--	--	--	--	--	--	--	--	241	7.90	241	7.90

Other asset-backed securities:
Fixed-rate	--	--	--	--	--	--	--	--	--	--	--	--

Total securities held to maturity-carrying value	$154	4.46	$725	4.15	$11,166	4.29	$21,206	4.73	$16,663	7.52	$49,914	5.55

Total securities held to maturity-estimated market value	$156		$732		$11,283		$21,468		$17,798		$51,437


Loans/Lending: The Company's net loan portfolio increased $362.4 million, or 21.3%, during the year ended December 31, 2004, compared to an increase of $153.9 million, or 10.0%, during the year ended December 31, 2003 and a decline of $28.5 million in the year ended December 31, 2002. While the Company originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. During the past three years, the exceptionally low level of market interest rates led to very strong demand for new real estate loans, including construction loans; however, the low rates also resulted in very high levels of prepayments on existing loans. For the years ended December 31, 2004, 2003 and 2002, the Company originated, net of repayments, $696.3 million, $721.5 million and $368.6 million of loans, respectively.

In recent years, the Company generally has sold most of its newly originated fixed-rate one- to four-family residential mortgage loans and a portion of its Small Business Administration (SBA) guaranteed loans to secondary market purchasers. Proceeds from sales of loans by the Company for the years ended December 31, 2004, 2003 and 2002 totaled $338.4 million, $572.2 million and $457.7 million, respectively. The Company sells loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing Portfolio" below. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Loans held for sale decreased to $2.1 million at December 31, 2004, compared to $15.9 million at December 31, 2003.

At various times, the Company also purchases whole loans and participation interests in loans. During the years ended December 31, 2004, 2003 and 2002, the Company purchased $18.2 million, $34.5 million and $52.0 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending: At December 31, 2004, $308.0 million, or 14.7% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences. The Bank and its subsidiary, CFC, are active originators of one- to four-family residential loans in communities where they have established offices in Washington, Oregon and Idaho. In the low interest rate environment of the past year, demand for residential loans was particularly strong and the Bank and CFC originated a combined total of $493.1 million of one- to four-family residential loans for the year. This significant origination activity for the year ended December 31, 2004 resulted in a $32.8 million increase in loans on one- to four-family residences compared to a year earlier, despite continued high prepayment activity and management's decision to sell a substantial portion of new loans originated.

Construction and Land Lending: The Bank invests a significant proportion of its loan portfolio in residential construction loans to professional home builders and, to a lesser extent, in land loans and construction loans for commercial and multifamily real estate. In 2004, strong housing markets and low interest rates provided continued favorable conditions for construction and development lending. At December 31, 2004, construction and land loans totaled $506.1 million (including $175.9 million of land or land development loans and $68.1 million of commercial and multifamily real estate construction loans), or 24.2% of total loans of the Company, compared to $399.0 million, or 23.1%, at December 31, 2003. Construction and land development loan originations totaled $703.6 million for the year ended December 31, 2004.

Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate. Multifamily and commercial real estate loans originated by the Bank are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. The Bank's commercial real estate portfolio consists of loans on a variety of property types with no concentration by property type. The Bank experienced significant demand for both multifamily and commercial real estate loans in 2004, but most particularly for commercial real estate loans. At December 31, 2004, the Company's loan portfolio included $107.7 million in multifamily and $547.6 million in commercial real estate loans. Multifamily and commercial real estate loans comprised 31.3% of total loans of the Company at December 31, 2004, compared to 31.6% a year earlier.

Commercial Lending: The Bank is active in small- to medium-sized business lending and, to a lesser extent, has engaged in agricultural lending. During the past 30 months the Bank has added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. Management intends to leverage the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, it is anticipated that this type of lending will help increase the deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant effort at the Bank and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations. Reflecting this effort, for the year ended December 31, 2004, commercial loans increased by 22.9%. At December 31, 2004, commercial loans totaled $395.3 million, or 18.9% of total loans of the Company, compared to $321.7 million, or 18.6%, at December 31, 2003. Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

Agricultural Lending: Agriculture is a major industry in many eastern Washington, eastern Oregon and southern Idaho locations. While not a large part of the Bank's portfolio, agricultural loans experienced solid growth for the year ended December 31, 2004. The Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. At December 31, 2004, agricultural loans totaled $148.3 million, or 7.1% of the loan portfolio, compared to $118.9 million, or 6.9%, at December 31, 2003, an increase of 24.8% for the year.


Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. While consumer lending has traditionally been a small part of the Bank's business with loans made primarily to accommodate its existing customer base, it has received renewed emphasis in 2003 and 2004 and management anticipates increased activity in future periods. This increased effort allowed non-real estate-related consumer loans to increase modestly despite accelerated prepayments in the current very low interest rate environment. At December 31, 2004, the Company had $36.6 million, or 1.7% of its loans receivable, in outstanding non-real estate secured consumer loans, compared to $35.9 million, or 2.1%, at December 31, 2003. More importantly, consumer loans secured by one- to four-family real estate, including home equity lines of credit, increased by $12.0 million to $43.3 million, or 2.1% of total loans, at December 31, 2004, compared to $31.3 million, or 1.8%, at December 31, 2003.

Loan Servicing Portfolio: At December 31, 2004, the Bank was servicing $250.7 million of loans for others, compared to $278.2 million at December 31, 2003. The loan servicing portfolio at December 31, 2004 included $185.6 million of Freddie Mac mortgage loans, $3.3 million of Fannie Mae mortgage loans and $61.8 million of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended December 31, 2004, $1.7 million of loan servicing fees, net of $489,000 of servicing rights amortization, was recognized in operations. For the prior year, net loan servicing fees were $1.1 million. The increased servicing income for the current year reflects a significant increase in early prepayment fee income on certain commercial real estate loans.

Mortgage Servicing Rights: The Bank records mortgage servicing rights (MSRs) with respect to loans it originates and sells in the secondary market on a servicing retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2004, 2003 and 2002, the Company capitalized $78,000, $1,576,000 and $1,046,000, respectively, of MSRs relating to loans sold with servicing retained. Amortization of MSRs for the years ended December 31, 2004, 2003 and 2002, was $489,000, $1,021,000 and $686,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2004, MSRs were carried at a value, net of amortization, of $1,565,000, compared to $1,976,000 at December 31, 2003.


The following table sets forth the composition of the Company's loan portfolio (including loans held for sale) by type of loan as of the dates indicated (dollars in thousands):

Table 5: Loan Portfolio Analysis

	December 31
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans :
Commercial real estate	$547,574	26.16%	$455,964	26.40%	$379,099	24.09%	$363,560	22.82%	$366,071	24.62%
Multifamily real estate	107,745	5.15	89,072	5.16	72,333	4.60	79,035	4.96	84,282	5.67
Construction and land	506,137	24.18	398,954	23.10	339,516	21.58	335,798	21.08	271,273	18.24
Commercial business	395,249	18.89	321,671	18.63	285,231	18.13	270,022	16.95	228,676	15.38
Agricultural business, including secured by farmland	148,343	7.09	118,903	6.89	102,626	6.52	76,501	4.80	67,809	4.56
One- to four-family real estate	307,986	14.71	275,197	15.94	329,314	20.93	400,469	25.14	418,057	28.11

Consumer	36,556	1.74	35,887	2.07	39,152	2.49	45,605	2.87	31,702	2.13
Consumer secured by one- to four-family real estate	43,258	2.07	31,277	1.81	26,195	1.66	21,987	1.38	19,213	1.29
Total Consumer	79,814	3.81	67,164	3.88	65,347	4.15	67,592	4.25	50,915	3.42

Total loans	2,092,848	100.00%	1,726,925	100.00%	1,573,466	100.00%	1,592,977	100.00%	1,487,083	100.00%
Less allowance for loan losses	(29,610)		(26,060)		(26,539)		(17,552)		(15,314)
Total net loans at end of period:	$2,063,238		$1,700,865		$1,546,927		$1,575,425		$1,471,769


The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 6: Loan Maturity
	Maturing Within One Year	Maturing Within 1 to 3 Years	Maturing Within 3 to 5 Years	Maturing Within 5 to 10 Years	Maturing Beyond 10 Years	Total
Loans:
Commercial real estate	$31,449	$34,684	$74,807	$199,149	$207,485	$547,574
Multifamily real estate	23	10,580	8,518	35,524	53,100	107,745
Construction and land	383,283	111,426	3,870	516	7,042	506,137
Commercial business	171,729	59,516	99,945	49,999	14,060	395,249
Agricultural business, including secured by farmland	91,505	24,406	15,229	6,661	10,542	148,343
One- to four-family real estate	52,183	1,407	4,611	12,433	237,352	307,986

Consumer	5,759	6,751	7,490	3,248	13,308	36,556
Consumer secured by one- to four-family real estate	723	2,248	1,693	1,541	37,053	43,258
Total consumer	6,482	8,999	9,183	4,789	50,361	79,814

Total loans	$736,654	$251,018	$216,163	$309,071	$579,942	$2,092,848

Contractual maturities of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual maturities because of principal repayments and prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

The following table sets forth the dollar amount of all loans due after December 31, 2005, which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6(a): Loans Maturing after One Year
	Fixed Rates	Floating or Adjustable Rates	Total
Loans:
Commercial real estate	$165,101	$351,024	$516,125
Multifamily real estate	23,359	84,363	107,722
Construction and land	24,793	98,061	122,854
Commercial business	93,489	130,031	223,520
Agricultural business, including secured by farmland	21,853	34,985	56,838
One- to four-family real estate	207,099	48,704	255,803

Consumer	28,585	2,212	30,797
Consumer secured by one- to four-family	8,759	33,776	42,535
Total consumer	37,344	35,988	73,332

Total	$573,038	$783,156	$1,356,194


Deposit Accounts: Deposits generally are attracted from within the Bank's primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. At December 31, 2004, the Bank had $1.926 billion of deposits, including $870.7 million of transaction and savings accounts and $1.055 billion in time deposits, of which $664.4 million had remaining maturities of one year or less. Total deposits increased by $255.0 million, or 15.3%, for the year ended December 31, 2004. As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have transaction accounts. However, as reflected in the balances and percentages in the table, the Bank added significantly to demand, NOW and money market accounts in the year ended December 31, 2004. Total transaction accounts (demand, NOW, savings and money market accounts) increased by $180.8 million for the year, to 45.2% of total deposits at December 31, 2004, compared to 41.3% at December 31, 2003. Non-interest-bearing transaction accounts increased by $29.1 million over the same time period. In addition, the Bank offers a Money Market Certificate of Deposit which has limited withdrawal features but functions much like a savings account and competes effectively with other banks' and securities firms' money market accounts. At December 31, 2004, Bank customers had $141.8 million in these three-month maturity Money Market Certificates of Deposit. The Bank's deposit balances at December 31, 2004 also included $144.7 million of public funds owned by various counties, municipalities and other public entities (public funds) in Washington, Oregon and Idaho. Growing deposits in general and transaction accounts in particular is a core element of the Company's business plan and is a primary focus of the recent and ongoing branch expansion, relocation and renovation activities and increased advertising and marketing campaigns at the Bank.


The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 7: Deposits
	At December 31
	2004			2003			2002
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total

Demand and NOW checking	$472,584	24.54%	$27,268	$445,316	26.65%	$64,753	$380,563	25.41%
Regular savings accounts	155,931	8.10	108,139	47,792	2.86	3,458	44,334	2.96
Money market accounts	242,218	12.58	45,409	196,809	11.78	48,751	148,058	9.89
Certificates which mature:
Within 1 year	664,375	34.50	(7,519)	671,894	40.21	4,572	667,322	44.54
After 1 year, but within 2 years	194,160	10.08	69,364	124,796	7.47	(45,902)	170,698	11.40
After 2 years, but within 5 years	181,312	9.41	12,486	168,826	10.10	90,969	77,857	5.20
After 5 years	15,329	0.79	(178)	15,507	0.93	6,561	8,946	0.60

Total	$1,925,909	100.00%	$254,969	$1,670,940	100.00%	$173,162	$1,497,778	100.00%

The following table indicates the amount of the Bank's certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2004.  (in thousands):

Table 8: Maturity Period-$100,000 or greater CDs
Certificates of Deposit $100,000 or Greater
Due in three months or less	$226,285
Due after three months through six months	700
Due after six months through twelve months	159,762
Due after twelve months	224,777

Total	$611,524


Borrowings: The FHLB-Seattle serves as the Bank's primary borrowing source. To access funds, the Bank is required to own capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. At December 31, 2004, the Bank had $583.6 million of borrowings from the FHLB-Seattle at a weighted average rate of 3.77%, a decrease of $29.0 million compared to a year earlier. Also at that date, the Bank had an investment of $35.7 million in FHLB-Seattle capital stock. Additional short-term funds are also available through a $26.0 million commercial bank credit line; however, at December 31, 2004, the Bank had no balances advanced on that credit line.

Table 9: FHLB Advances Outstanding at December 31, 2004
(dollars in thousands)
	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	2.35%	$62,100	3.15%	$305,600	3.01%	$367,700
Due after one year through two years	--	--	4.35	55,000	4.35	55,000
Due after two years through three years	--	--	3.48	21,930	3.48	21,930
Due after three years through four years	--	--	4.62	44,000	4.62	44,000
Due after four years through five years	--	--	6.23	18,100	6.23	18,100
Due after five years	--	--	6.05	76,828	6.05	76,828
	2.35%	$62,100	3.94%	$521,458	3.77%	$583,558

*Weighted average interest rate

The Bank also issues retail repurchase agreements, generally due within 90 days, and borrows funds through the use of secured wholesale repurchase agreements with securities brokers as a source of funds. At December 31, 2004, retail repurchase agreements totaling $38.4 million, with a weighted average rate of 1.49%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $41.5 million. Retail repurchase agreement balances increased by $30.0 million during 2004, largely as a result of increased use of the Bank's cash management services by commercial deposit customers. The Bank's outstanding borrowings under wholesale repurchase agreements at December 31, 2004 totaled $29.8 million at a weighted average rate of 2.38%, with a weighted average maturity of seven days, and were collateralized by mortgage-backed securities with a fair value of $31.1 million.

In addition to borrowings at the Bank, the Company has generated funding by issuing $70 million of trust preferred securities (TPS). The Company issued $15 million of the TPS in 2004, which was in addition to $15 million issued in 2003 and $40 million issued in 2002. The TPS were issued by special purpose business trusts owned by the Company and were sold to pooled investment vehicles. The Junior Subordinated Debentures associated with the TPS have been recorded as liabilities on the Company's statement of financial condition but qualify as Tier 1 capital for regulatory capital purposes. See "Recent Developments and Significant Events" and Note 1 and Note 13 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS. At December 31, 2004, the TPS had a weighted average rate of 5.42%.

Asset Quality: During the years ended December 31, 2001 and 2002, the Bank experienced deterioration in asset quality, which had a significant adverse effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Collection costs remained high in 2003 and 2004; however, during the years ended December 31, 2003 and 2004, the Bank achieved meaningful improvement in asset quality, with non-performing assets declining by 25% and 45%, respectively, compared to a year earlier, resulting in a significant decrease in loan loss provisioning. Table 10 highlights the earlier deterioration and more recent improvement in the Bank's measures of asset quality during the five-year period. Non-performing assets decreased to $17.4 million, or 0.60% of total assets, at December 31, 2004, compared to $31.6 million, or 1.20% of total assets, at December 31, 2003, and $42.2 million, or 1.86% of total assets at December 31, 2002. Problem loans have been primarily due from borrowers located in the Puget Sound region and were the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area. However, during the year ended December 31, 2003, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflect unique operating difficulties for individual borrowers rather than weakness in the overall agricultural economy of the area. For the year ended December 31, 2004, the Bank had a $12.6 million decrease in non-performing loans, with decreases in all categories other than agricultural loans. The Bank also reduced its holdings of foreclosed real estate and other repossessed assets by $1.6 million from year earlier levels, primarily through the sale of properties. At December 31, 2004, the Bank's largest non-performing loan exposure was for loans totaling $4.8 million to a diversified farming operation in northeastern Oregon which were secured by land, crops, receivables and equipment. The Company's next largest non-performing loan exposure encompasses loans totaling $3.0 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. Balances for this second group of loans are reflected in the non-accrual loan totals for commercial real estate and commercial business loans in the table on the following pages of this report. The Company had two additional non-performing credit relationships with balances in excess of $1.0 million, the largest of which had an aggregate carrying value of $1.5 million at December 31, 2004 and was secured by a single-family residential property. Very meaningful progress was made in the past two years in reducing non-performing loans and improving asset quality, which significantly contributed to the Bank's improved operating performance. For additional discussion concerning asset quality, non-performing loans and the allowance for loan losses, see "Provision and Allowance for Loan Losses" and Tables 11 and 12 contained therein.


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

Table 10: Non-Performing Assets
	At December 31
	2004	2003	2002	2001	2000
Nonaccrual loans: (1)
Loans secured by real estate:
One- to four-family	$393	$1,048	$455	$1,006	$873
Commercial	2,212	6,624	7,421	415	1,741
Multifamily	--	--	--	--	--
Construction/land	2,219	5,741	16,030	6,827	2,937
Commercial business	3,167	7,232	9,894	8,884	1,734
Agricultural business	7,407	7,320	194	86	529
Consumer	18	45	255	291	18
Total loans outstanding	15,416	28,010	34,249	17,509	7,832
Loans more than 90 days delinquent, still on accrual:
Loans secured by real estate:
One- to four-family	419	109	343	18	20
Commercial	--	--	--	325	--
Multifamily	--	--	--	--	--
Construction/land	--	288	1,283	--	--
Commercial business	--	--	163	39	1
Agricultural business	--	--	--	--	467
Consumer	53	24	70	152	54
Total loans outstanding	472	421	1,859	534	542

Total non-performing loans	15,888	28,431	36,108	18,043	8,374

Real estate/repossessed assets held for sale (2)	1,559	3,132	6,062	3,011	3,287
Total non-performing assets	$17,447	$31,563	$42,170	$21,054	$11,661

Restructured loans (3)	$--	$656	$2,057	$302	$337

Total non-performing loans to net loans before allowance for loan losses	0.76%	1.65%	2.29%	1.13%	0.56%
Total non-performing loans to total assets	0.55%	1.08%	1.60%	0.86%	0.42%
Total non-performing assets to total assets	0.60%	1.20%	1.86%	1.01%	0.59%

(1) For the year ended December 31, 2004, $772,000 in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs. At December 31, 2004, the Company had $1.5 million of real estate owned, which consisted of five single-family residences valued at $1,119,000, and two commercial properties valued at $366,000.

(3) These loans are performing under their restructured terms but are classified substandard.


Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

General: Net income for the year ended December 31, 2004 was $19.3 million, or $1.65 per share (diluted), compared to net income of $16.1 million, or $1.44 per share (diluted), for the year ended December 31, 2003. The Company's 2004 operating results reflect significant growth of assets and liabilities, as well as an increase in the net interest margin, and a lower level of loan loss provision. The Company's operating results also reflect a decrease in other operating income, primarily as a result of a decrease in mortgage banking revenues, combined with significant increases in other operating expenses, particularly compensation, occupancy, information services and advertising expenses. Compared to levels a year ago, total assets increased 9.9%, to $2.897 billion at December 31, 2004, net loans increased 21.3%, to $2.063 billion, deposits grew 15.3%, to $1.926 billion, and borrowings, including junior subordinated debentures, decreased 2.0%, to $723.8 million. Average interest earning assets were $2.593 billion for the year ended December 31, 2004, an increase of $312.9 million, or 13.7%, compared to the same period a year earlier. Average equity was 7.62% of average assets for the year ended December 31, 2004, compared to 8.03% of average assets for the year ended December 31, 2003, reflecting increased balance sheet leverage.

Net Interest Income. Net interest income before provision for loan losses increased to $96.3 million for the year ended December 31, 2004, compared to $80.6 million for the year ended December 31, 2003, largely as a result of the growth in average interest-earning assets noted above. In addition, the net interest margin increased 18 basis points to 3.71% for the current year from 3.53% for the prior year, reflecting a similar 18 basis point increase in the net interest rate spread and a slight increase in the ratio of interest-bearing assets relative to interest-earning liabilities. The increase in net interest margin in the current year was largely a result of growth of loans relative to investment securities, an increased yield on mortgage-backed securities and reduced funding costs, all as more fully explained below.

Interest Income: Interest income for the year ended December 31, 2004 was $156.2 million compared to $140.4 million for the year ended December 31, 2003, an increase of $15.8 million, or 11.2%. The increase in interest income occurred as a result of a $312.9 million, or 13.7%, growth in average balances of interest-earning assets and despite a 13 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 6.03% for the year ended December 31, 2004, compared to 6.16% for the prior year. Average loans receivable for the year ended December 31, 2004 increased by $244.3 million, or 14.8%, when compared to the year ended December 31, 2003, reflecting strong new loan originations. Interest income on loans increased by $10.8 million, or 9.3%, compared to the prior year, as the effect of the substantial increase in average loan balances was partially offset by a 33 basis point decrease in the average yield. The decrease in average loan yield reflects the decline in the level of market interest rates that occurred during the prior year, which led to a significant amount of prepayments of higher-rate real estate and other fixed-rate, fixed-term loans, and occurred despite recent increases in short-term market interest rates, particularly the prime rate, which affects a large portion of construction, commercial and agricultural loans. Loans yielded 6.69% for the year ended December 31, 2004, compared to 7.02% for the year ended December 31, 2003. Further, while the recent level of market interest rates was higher than a year earlier, loan yields did not change appreciably as certain loans with rate floors did not adjust upward in response to the initial modest increase in prime and other index rates. In addition, lower market rates three to twelve months earlier, as well as changes in the portfolio mix, resulted in lower spreads and yields on new loan originations. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $68.6 million for the year ended December 31, 2004, while the interest and dividend income from those investments increased $5.0 million compared to the prior year. The average yield on mortgage-backed securities increased from 3.64% for the year ended December 31, 2003 to 4.37% for the current year. Yields on mortgage-backed securities were higher in 2004, reflecting reduced amortization of purchase premiums on certain portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments. Both premium amortization and principal prepayments were significantly elevated in the year earlier period. The average yield on investment securities and short-term cash investments increased from 3.96% for the year ended December 31, 2003 to 4.10% for the current year, reflecting higher market rates. Earnings on FHLB stock decreased by $683,000 to $1.2 million for the year ended December 31, 2004. The dividend yield on FHLB stock was 3.35% for the year ended December 31, 2004, compared to 5.55% for the year ended December 31, 2003. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB and are paid by distribution of additional shares of FHLB stock. Late in the fourth quarter of 2004 and again subsequent to year end, the FHLB announced changes in its dividend policy which will likely lead to a much lower level of dividend yield in 2005.

Interest Expense: Interest expense for the year ended December 31, 2004 was $59.9 million, compared to $59.8 million for the prior year, an increase of $67,000, or 0.1%. The slight increase in interest expense occurred despite a continued decrease in the average cost of all interest-bearing liabilities from 2.69% to 2.38%, as a result of the significant growth in the average balances of deposits and borrowings. The $189.8 million increase in average interest-bearing deposits for the year ended December 31, 2004, compared to December 31, 2003, reflects the solid deposit growth throughout the Company over the past two years. However, deposit interest expense increased only a modest $83,000 for the year ended December 31, 2004, compared to the prior year. Average deposit balances increased from $1.619 billion for the year ended December 31, 2003, to $1.809 billion for the year ended December 31, 2004, while, at the same time, the average rate paid on deposit balances decreased 22 basis points. To a significant degree, deposit costs for each quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower throughout the year ended December 31, 2004, than in the year ended December 31, 2003, although deposit costs did begin moving higher in the fourth quarter, reflecting increases in short-term market interest rates subsequent to Federal Reserve monetary policy changes in June 2004. Average FHLB advances totaled $568.9 million during the year ended December 31, 2004, compared to $513.8 million during the prior year, an increase of $55.1 million that, combined with a 68 basis point decrease in the average cost of advances, resulted in a $1.5 million decrease in related interest expense. The average rate paid on those advances decreased to 3.57% for the year ended December 31, 2004, from 4.25% for the prior year.


FHLB advances are generally fixed-rate, fixed-term borrowings with rates on many of those advances having been established in periods when market rates were considerably higher than are currently available. The significant decrease in the average rate paid on FHLB advances reflects renewal of maturing advances at current market rates as well as additional advances also priced at current market rates. In the year ended December 31, 2004, additional funding was also provided by the issuance of $15 million of TPS. The average balance of TPS was $68.6 million and the average rate paid was 5.04% (including amortization of prepaid loan underwriting costs) for the year ended December 31, 2004. Other borrowings consist of retail repurchase agreements with customers and wholesale repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $21.2 million from $51.7 million for the year ended December 31, 2003, to $72.9 million for the current year, while the related interest expense increased $262,000 from $789,000 to $1.1 million for the respective periods. The average rate paid on other borrowings was 1.44% in the year ended December 31, 2004, compared to 1.53% for the prior year. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances which generally lag current market rates. While FHLB advances and other borrowing costs were lower in 2004 than in 2003, similar to deposit costs, the decision of the Federal Reserve to move short-term interest rates higher in the second half of 2004 did result in higher borrowing costs in the fourth quarter. Management anticipates that both deposit and borrowing costs will be higher in 2005 than in 2004.

Provision and Allowance for Loan Losses: During the year ended December 31, 2004, the provision for loan losses was $5.6 million, compared to $7.3 million for the prior year, a decrease of $1.7 million. As noted above, the provision for loan losses is one of the most critical accounting estimates included in the Company's financial statements requiring significant management judgment. The decrease in the provision for losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained in the following paragraphs. The lower provision in the current period reflects lower levels of non-performing loans and net charge-offs and strengthening in the prospects for collection on previously identified non-performing loans balanced against significant growth in the size of the loan portfolio. Non-performing loans decreased to $15.9 million at December 31, 2004, compared to $28.4 million at December 31, 2003. Net charge-offs were $2.1 million, or 0.11% of average loans, for the year ended December 31, 2004, compared to $7.8 million, or 0.47% of average loans, for the prior year. A comparison of the allowance for loan losses at December 31, 2004 and 2003, shows an increase of $3.6 million from $26.1 million at December 31, 2003, to $29.6 million at December 31, 2004. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.41% and 1.51% at December 31, 2004 and December 31, 2003, respectively. The allowance for loan losses equaled 186% of non-performing loans at December 31, 2004, compared to 92% of non-performing loans at December 31, 2003.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing evaluation of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors influencing the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of December 31, 2004, the Company had identified $15.4 million of impaired loans as defined by SFAS No. 114 and had established $3.6 million of specific reserves for these loans.


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

The following table sets forth an analysis of the Company's gross allowance for possible loan losses for the periods indicated (dollars in thousands):

Table 11: Changes in Allowance for Loan Losses
	Years Ended December 31

	2004	2003	2002	2001	2000

Balance, beginning of period	$26,060	$26,539	$17,552	$15,314	$13,541
Allowances added through business combinations	--	--	460	--	--
Sale of credit card portfolio	--	--	--	--	(174)
Provision	5,644	7,300	21,000	13,959	2,867
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	3	14	--	2	2
Commercial	519	--	--	--	2
Multifamily	--	--	--	--	--
Construction and land	14	80	39	--	--
Commercial business	986	924	209	118	40
Agricultural business	15	13	3	--	1
Consumer	50	44	74	22	66
	1,587	1,075	325	142	111
Loans charged off:
Secured by real estate:
One- to four-family	(100)	(357)	(102)	(97)	(90)
Commercial	(1,313)	(2,289)	(103)	--	(31)
Multifamily	--	--	--	--	--
Construction and land	(347)	(986)	(1,129)	(107)	(12)
Commercial business	(1,518)	(4,496)	(10,643)	(10,541)	(403)
Agricultural business	(41)	(214)	(157)	(208)	(16)
Consumer	(362)	(512)	(664)	(910)	(479)
	(3,681)	(8,854)	(12,798)	(11,863)	(1,031)
Net charge-offs	(2,094)	(7,779)	(12,473)	(11,721)	(920)

Balance, end of period	$29,610	$26,060	$26,539	$17,552	$15,314

Ratio of allowance to net loans before allowance for loan losses	1.41%	1.51%	1.69%	1.10%	1.03%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.11%	0.47%	0.78%	0.75%	0.06%
Ratio of allowance for loan losses to non-performing loans	186%	92%	74%	97%	183%


The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 12: Allocation of Allowance for Loan Losses
	At December 31
	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Loans secured by real estate:
Commercial/multifamily	$5,585	18.86%	$5,503	31.56%	$5,645	28.69%	$4,560	27.78%	$5,457	30.29%
Construction and land	5,556	18.76	5,207	23.10	5,892	21.58	3,431	21.08	2,738	18.24
One- to four-family including consumer	782	2.64	749	17.75	670	22.59	2,366	26.52	2,256	28.56
Commercial/agricultural business	12,854	43.41	11,355	25.52	10,952	24.65	5,650	21.75	3,540	19.94
Consumer	464	1.57	482	2.07	698	2.49	774	2.87	879	2.97
Unallocated general loss allowance (1)	4,369	14.76	2,764	N/A	2,682	N/A	771	N/A	444	N/A

Total allowance for loan losses	$29,610	100.00%	$26,060	100.00%	$26,539	100.00%	$17,552	100.00%	$15,314	100.00%

(1)	The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured). The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.


Other Operating Income: Other operating income was $17.0 million for the year ended December 31, 2004, a decrease of $2.6 million from the year ended December 31, 2003. This primarily reflects a $3.9 million decrease in the gain on sale of loans as higher interest rates led to decreased mortgage banking activity. Loan sales for the year ended December 31, 2004 totaled $338.4 million, compared to $572.2 million for the year ended December 31, 2003. Gain on sale of loans included $539,000 of fees on $43.3 million of loans which were brokered and are not reflected in the volume of loans sold. Partially offsetting the decline in loan sale gains was improvement in loan servicing fees, which increased by $685,000 for the year ended December 31, 2004 compared to a year earlier. As previously noted, the increased loan servicing income for the current year reflects a significant increase in early prepayment fee income on certain commercial real estate loans. Management does not anticipate that a similar level of prepayment fees will be collected in 2005. Deposit fee and service charge income for the Company increased by $908,000 to $8.1 million for the year ended December 31, 2004, from $7.2 million for the year ended December 31, 2003, primarily reflecting growth in customer transaction accounts, although changes in certain pricing schedules also contributed to the increase. Miscellaneous income decreased by $359,000, largely as a result of the recognition of $613,000 of losses on certain partnership investments in low- and moderate-income housing projects, although a slightly lower return on the Company's investment in bank-owned life insurance also contributed to this decrease. These partnership investments, which were made as part of the Bank's Community Reinvestment Act (CRA) program, generate significant tax credits to offset the operating losses. These partnership losses are generally offset by tax credits associated with the projects which generate positive net returns on the investments over time.

Other Operating Expenses: Other operating expenses increased $9.8 million from $69.9 million for the year ended December 31, 2003, to $79.7 million for the year ended December 31, 2004. Increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current year includes significant increases in compensation, occupancy and information services for additional branch and commercial loan expansion to position the Company for future growth. In addition, compensation was higher as a result of general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by lower commission expenses related to mortgage banking operations. The Company also significantly increased its commitment to advertising and marketing expenditures, which were $1.5 million greater in the year ended December 31, 2004 than in the prior year. The increase in expenses includes operating costs associated with opening new branch offices in Seattle, Yakima and Walla Walla, Washington, Hillsboro, Oregon and Boise and Twin Falls, Idaho, new commercial lending centers in Seattle, Spokane and Federal Way, Washington, mortgage lending offices in Burlington and Moses Lake, Washington and the recently completed operations center in Walla Walla. The current year also had higher costs related to deposit operations and merchant credit card services. The Company also had significant expenses for professional services in the current year, in part as a result of services related to compliance with certain provisions of the Sarbanes-Oxley Act of 2002, but also as a result of legal fees associated with loan collection efforts. Despite higher revenues, these increases in operating expenses caused the Company's efficiency ratio to increase slightly to 70.37% for the year ended December 31, 2004, from 69.75% for the year ended December 31, 2003. Other operating expenses as a percentage of average assets also increased to 2.90% for the year ended December 31, 2004, compared to 2.86% for the prior year.

Income Taxes: Income tax expense was $8.6 million for the year ended December 31, 2004, compared to $6.9 million for the prior year. The Company's effective tax rates for the years ended December 31, 2004 and 2003 were 30.7% and 30.0%, respectively. The higher effective tax rate in the current year is primarily as a result of an increase in the relative amount of taxable income versus tax-exempt income compared to the prior year and occurred even though the level of tax credits related to the CRA investments increased as noted above.

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

General: Net income for the year ended December 31, 2003 was $16.1 million, or $1.44 per share (diluted), compared to net income of $9.3 million, or $0.82 per share (diluted), for the year ended December 31, 2002. Net income for 2002 was significantly adversely affected by extraordinary levels of provision for loan losses. The Company's full year 2003 operating results reflect significant growth of assets and liabilities, which was largely offset by a narrower net interest margin, a substantially lower level of loan loss provision and significantly increased non-interest income and other operating expenses. Compared to levels a year earlier, total assets increased 16.4% to $2.635 billion at December 31, 2003, net loans increased by 10.0% to $1.701 billion, deposits grew 11.6% to $1.671 billion and borrowings increased 35.1% to $738.7 million. Average equity was 8.03% of average assets for the year ended December 31, 2003, compared to 9.13% of average assets for the prior year. Net interest margin decreased 38 basis points for the year reflecting a 33 basis point decrease in net interest rate spread, the increased use of interest-bearing liabilities relative to interest-earning assets and lower yields on assets funded by non-interest-bearing liabilities and stockholders' equity. The changes in net interest spread and net interest margin are notable in light of the significant volatility and changes in the level of market interest rates over the previous two years. Changes in the level of interest rates during this two-year period initially increased the Company's net interest margin largely as a result of declining funding costs; however, net interest margin decreased for the year ended December 31, 2003 as asset yields declined sharply and a proportionally greater amount of asset growth was invested in securities rather than loans. The changes in the net interest spread and net interest margin reflect the impact of the very low level of market rates as well as the effects of changes in the asset and liability mix.

Interest Income: Interest income for the year ended December 31, 2003 was $140.4 million compared to $144.3 million for the year ended December 31, 2002, a decrease of $3.8 million, or 2.7%. The decrease in interest income occurred despite a $277.7 million, or 13.9%, growth in average balances of interest-earning assets as a result of a 104 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 6.16% for the year ended December 31, 2003, compared to 7.20% for the prior year. Average loans


receivable for the year ended December 31, 2003 increased by $65.3 million, or 4.1%, when compared to the year ended December 31, 2002, reflecting modest growth as accelerated loan prepayments largely offset record levels of new loan originations. Interest income on loans decreased by $7.1 million, or 5.8%, compared to the prior year, as the effect of the increase in average loan balances was offset by a 74 basis point decrease in the average yield. The decrease in average loan yield reflected the continued decline in the level of market interest rates, particularly the prime rate, compared to prior year levels. The loan mix continued to change as the portion of the portfolio invested in one- to four-family residential loans declined, while the portion invested in construction, land development and commercial loans increased. Loans yielded 7.02% for the year ended December 31, 2003, compared to 7.76% for the year ended December 31, 2002. While the level of market interest rates experienced a steep decline throughout the two-year period, loan yields were supported to a degree by certain loans with rate floors and by changes in the portfolio mix. However, as market rates continued to decline and remained very low, the level of rate floors on loans eroded through the normal maturity and replacement process. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $212.4 million for the year ended December 31, 2003, while the interest and dividend income from those investments increased $3.3 million compared to the prior year. The average yield on mortgage-backed securities decreased from 5.13% for the year ended December 31, 2002 to 3.64% for the year ended December 31, 2003. Yields on mortgage-backed securities were lower in 2003, reflecting significantly accelerated amortization of purchase premiums on certain portions of the portfolio as a result of rapid prepayments, as well as the effect of lower market rates on the interest rates paid on the portion of those securities that have adjustable rates, prepayments on certain higher-yielding portions of the portfolio, and reinvestment and growth at lower current market rates. The average yield on investment securities and short-term cash investments decreased from 4.77% for the year ended December 31, 2002 to 3.96% for the year ended December 31, 2003, also reflecting the lower level of market rates. Earnings on FHLB stock decreased by $97,000 despite an increase of $2.0 million in the average balance of FHLB stock for the year ended December 31, 2003. The dividend yield on FHLB stock was 5.55% for the year ended December 31, 2003, compared to 6.21% for the year ended December 31, 2002.

Interest Expense: Interest expense for the year ended December 31, 2003 was $59.8 million, compared to $66.0 million for the prior year, a decrease of $6.1 million, or 9.3%. The decrease in interest expense was as a result of a decrease in the average cost of all interest-bearing liabilities from 3.40% to 2.69%, primarily reflecting the lower level of market interest rates and occurred despite significant growth of deposits and borrowings. The $287.1 million increase in average interest-bearing deposits for the year ended December 31, 2003, compared to December 31, 2002, reflects the solid deposit growth throughout the Company over both years. Deposit interest expense decreased $4.2 million for the year ended December 31, 2003, compared to the prior year. Average deposit balances increased from $1.404 billion for the year ended December 31, 2002, to $1.619 billion for the year ended December 31, 2003, while, at the same time, the average rate paid on deposit balances decreased 63 basis points. To a significant degree, deposit costs for each quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower throughout the year ended December 31, 2003, than in the year ended December 31, 2002. Average FHLB advances totaled $513.8 million during the year ended December 31, 2003, compared to $451.8 million during the prior year, an increase of $62.0 million that, combined with a 108 basis point decrease in the average cost of advances, resulted in a $2.3 million decrease in related interest expense. The average rate paid on those advances decreased to 4.25% for the year ended December 31, 2003, from 5.33% for the prior year. FHLB advances are generally fixed-rate, fixed-term borrowings with rates on many of those advances having been established in periods when market rates were considerably higher than were currently available. The significant decrease in the average rate paid on FHLB advances reflects renewal of maturing advances at then lower current market rates as well as additional advances also priced at lower market rates. In the year ended December 31, 2003, additional funding was also provided by the issuance of $15 million of TPS. The average balance of TPS was $43.8 million and the average rate paid was 5.10% (including amortization of prepaid loan underwriting costs) for the year ended December 31, 2003. Other borrowings consist of retail repurchase agreements with customers and wholesale repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $14.9 million from $66.6 million for the year ended December 31, 2002, to $51.7 million for the year ended December 31, 2003, while the related interest expense decreased $729,000 from $1.5 million to $789,000 for the respective periods. The average rate paid on other borrowings was 1.53% in the year ended December 31, 2003, compared to 2.28% for the prior year.

Provision and Allowance for Loan Losses: During the year ended December 31, 2003, the provision for loan losses was $7.3 million, compared to $21.0 million for the prior year, a decrease of $13.7 million. The decrease in the provision for losses refleced the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves. Despite continuing concerns about the economic environment, the significantly lower provision in 2003 reflected lower levels of non-performing loans and net charge-offs and strengthening in the prospects for collection on previously identified non-performing loans, as well as the previous recognition of problem loans through the very large provision recorded in the fourth quarter of 2002. Non-performing loans decreased to $28.4 million at December 31, 2003, compared to $36.1 million at December 31, 2002. However, during the year ended December 31, 2003, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Net charge-offs were $7.8 million, or 0.47% of average loans, for the year ended December 31, 2003, compared to $12.5 million, or 0.78% of average loans, for the prior year. Net charge-offs for the year ended December 31, 2002 included $6.5 million associated with the credit manipulation activities of a former senior commercial loan officer which were designed to conceal weaknesses of several loan customers. A comparison of the allowance for loan losses at December 31, 2003 and 2002 shows a decrease of $479,000 from $26.5 million at December 31, 2002, to $26.1 million at December 31, 2003. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.51% and 1.69% at December 31, 2003 and 2002, respectively. The allowance for loan losses equaled 92% of non-performing loans at December 31, 2003, compared to 74% of non-performing loans at December 31, 2002.


Other Operating Income: Other operating income was $19.6 million for the year ended December 31, 2003, an increase of $3.7 million from the year ended December 31, 2002. This included a $415,000 decrease in loan servicing income and a $2.8 million increase in the gain on sale of loans for the year as lower interest rates led to increased mortgage banking activity. Loan sales for the year ended December 31, 2003 totaled $572.2 million, compared to $457.7 million for the year ended December 31, 2002. Gain on sale of loans included $569,000 of fees on $42.0 million of loans which were brokered and are not reflected in the volume of loans sold. Other fee and service charge income for the Company increased by $1.4 million to $7.2 million for the year ended December 31, 2003, from $5.8 million for the year ended December 31, 2002, primarily reflecting growth in customer transaction accounts, although increased fees also reflect changes in the Bank's overdraft protection program that were implemented during the year. Miscellaneous income decreased by $89,000, despite the Company's increased investment in bank-owned life insurance and the resulting $1.9 million increase in cash surrender value, largely as a result of the recognition of $411,000 of losses on certain partnership investments in low- and moderate-income housing projects. These investments, which were made as part of the Bank's Community Reinvestment Act (CRA) program, generate significant tax credits to offset the operating losses.

Other Operating Expenses: Other operating expenses increased $9.4 million from $60.4 million for the year ended December 31, 2002, to $69.9 million for the year ended December 31, 2003. Increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continued to expand. The higher level of operating expenses for 2003 included significant increases in compensation for credit examination and special assets personnel as well as additional executive management and production staff hired to re-position the Company for future growth. In addition, compensation was higher as a result of increased incentive compensation and staffing caused by the elevated level of mortgage banking activity during the year. The higher level of mortgage banking activity was also reflected in the increase in capitalized loan origination costs. The Company also significantly increased its commitment to advertising and marketing expenditures which were $1.2 million greater in the year ended December 31, 2003 than in the prior year. The increase in expenses includes a full year's operating costs associated with new branch offices in Spokane and Pasco, Washington and new commercial lending centers in Portland, Oregon and Bellevue (greater Seattle), Spokane and the Tri-Cities, Washington, all of which opened during the prior year, as well as additional costs for new offices in Seattle and Moses Lake, Washington opened in 2003. The increase in other operating expenses was partially offset by a $590,000 increase in capitalized loan origination costs, reflecting a greater level of loan origination activity. Higher operating expenses, as well as a reduction in the net interest margin, caused the Company's efficiency ratio to increase to 69.75% for the year ended December 31, 2003, from 64.18% for the year ended December 31, 2002. Other operating expenses as a percentage of average assets increased to 2.86% for the year ended December 31, 2003, compared to 2.81% for the prior year.

Income Taxes: Income tax expense was $6.9 million for the year ended December 31, 2003, compared to $3.5 million for the prior year. The Company's effective tax rates for the years ended December 31, 2003 and 2002 were 30.0% and 27.3%, respectively. The higher effective tax rate for 2003 was primarily a result of an increase in the relative amount of taxable income versus tax-exempt income compared to the prior year and occurred despite the increased level of tax credits related to the CRA investments noted above.


Table 13: Analysis of Net Interest Spread (dollars in thousands)
	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$1,374,037	$95,483	6.95%	$1,189,034	$87,914	7.39%	$1,180,199	$95,342	8.08%
Commercial/agricultural loans	488,671	28,634	5.86	428,235	25,158	5.87	366,606	24,318	6.63
Consumer and other loans	35,956	2,875	8.00	37,075	3,139	8.47	42,230	3,692	8.74
Total loans (1)	1,898,664	126,992	6.69	1,654,344	116,211	7.02	1,589,035	123,352	7.76

Mortgage-backed securities	386,710	16,882	4.37	338,322	12,319	3.64	209,493	10,738	5.13
Securities and deposits	272,446	11,176	4.10	253,901	10,048	3.96	172,339	8,226	4.77
FHLB stock	35,209	1,180	3.35	33,581	1,863	5.55	31,587	1,960	6.21
Total investment securities	694,365	29,238	4.21	625,804	24,230	3.87	413,419	20,924	5.06
Total interest-earning assets	2,593,029	156,230	6.03	2,280,148	140,441	6.16	2,002,454	144,276	7.20
Non-interest-earning assets	158,891			163,481			148,706
Total assets	$2,751,920			$2,443,629			$2,151,160
Interest-bearing liabilities:
Savings accounts	$71,466	973	1.36	$45,975	500	1.09	$43,383	225	1.07
Checking and NOW accounts (2)	464,147	2,512	0.54	398,778	1,938	0.49	311,210	644	0.41
Money market accounts	240,723	4,243	1.76	176,855	3,161	1.79	146,504	1,592	2.18
Certificates of deposit	1,032,736	27,339	2.65	997,689	29,385	2.95	903,329	36,745	3.79
Total deposits	1,809,072	35,067	1.94	1,619,297	34,984	2.16	1,404,426	39,206	2.79
Other interest-bearing liabilities:
FHLB advances	568,908	20,336	3.57	513,819	21,842	4.25	451,816	24,094	5.33
Junior subordinated debentures	68,619	3,461	5.04	43,822	2,233	5.10	18,685	1,151	6.16
Other borrowings	72,916	1,051	1.44	51,715	789	1.53	66,578	1,518	2.28
Total borrowings	710,443	24,848	3.50	609,356	24,864	4.08	537,079	26,763	4.98
Total interest-bearing liabilities	2,519,515	59,915	2.38	2,228,653	59,848	2.69	1,941,505	65,969	3.40
Non-interest-bearing liabilities	22,695			18,735			13,177
Total liabilities	2,542,210			2,247,388			1,954,682
Stockholders' equity	209,710			196,241			196,478
Total liabilities and stockholders' equity	$2,751,920			$2,443,629			$2,151,160
Net interest income/rate spread		$96,315	3.65%		$80,593	3.47%		$78,307	3.80%

Net interest margin			3.71%			3.53%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.92%			102.31%			103.14%

(footnotes follow tables)


Table 13: Analysis of Net Interest Spread (dollars in thousands) (continued)
	Year Ended December 31, 2001			Year Ended December 31, 2000
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$1,197,445	$103,459	8.60%	$1,083,775	$97,106	8.96%
Commercial/agricultural loans	316,081	27,003	8.54	271,144	27,372	10.10
Consumer and other loans	56,379	5,303	9.41	68,531	6,916	10.09
Total loans (1)	1,569,905	135,765	8.65	1,423,450	131,394	9.23

Mortgage-backed securities	200,429	12,196	6.08	225,794	15,358	6.80
Securities and deposits	120,993	7,672	6.34	147,607	9,818	6.65
FHLB stock	29,551	2,033	6.88	26,580	1,728	6.50
Total investment securities	350,973	21,901	6.24	399,981	26,904	6.73
Total interest-earning assets	1,920,878	157,666	8.21	1,823,431	158,298	8.68
Non-interest-earning assets	122,712			98,282
Total assets	$2,043,590			$1,921,713
Interest-bearing liabilities:
Savings accounts	$42,946	725	1.69	$49,523	1,449	2.93
Checking and NOW accounts (2)	243,171	1,364	0.56	199,394	1,169	0.59
Money market accounts	129,896	4,249	3.27	137,876	5,632	4.08
Certificates of deposit	835,957	46,364	5.55	753,922	44,870	5.95
Total deposits	1,251,970	52,702	4.21	1,140,715	53,120	4.66
Other interest-bearing liabilities:
FHLB advances	505,631	29,990	5.93	509,665	31,568	6.19
Junior subordinated debentures	--	--	--	--	--	--
Other borrowings	73,695	3,252	4.41	75,260	4,906	6.52
Total borrowings	579,326	33,242	5.74	584,925	36,474	6.24
Total interest-bearing liabilities	1,831,296	85,944	4.69	1,725,640	89,594	5.19
Non-interest-bearing liabilities	15,277			11,906
Total liabilities	1,846,573			737,546
Stockholders' equity	197,017			184,167
Total liabilities and stockholders' equity	$2,043,590			$1,921,713
Net interest income/rate spread		$71,722	3.52%		$68,704	3.49%

Net interest margin			3.73%			3.77%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.89%			105.67%

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortized net deferred loan fees are included with interest and dividends on loans.
(2)	Average balances include non-interest-bearing deposits.

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

Table 14: Rate/Volume Analysis (in thousands)

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase (Decrease) Due to			Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Increase (Decrease) Due to			Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Increase (Decrease) Due to

	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Mortgage loans	$(5,473)	$13,042	$7,569	$(8,142)	$714	$(7,428)	$(6,641)	$(1,476)	$(8,117)
Commercial/agricultural loans	(43)	3,519	3,476	(2,972)	3,812	840	(6,599)	3,914	(2,685)
Consumer and other loans	(171)	(93)	(264)	(112)	(441)	(553)	(356)	(1,255)	(1,611)
Total loans (1)	(5,687)	16,468	10,781	(11,226)	4,085	(7,141)	(13,596)	1,183	(12,413)

Mortgage-backed securities	2,664	1,899	4,563	(3,733)	5,314	1,581	(1,985)	527	(1,458)
Securities and deposits	368	760	1,128	(1,574)	3,396	1,822	(2,195)	2,749	554
FHLB stock	(769)	86	(683)	(216)	119	(97)	(207)	134	(73)
Total investment securities	2,263	2,745	5,008	(5,523)	8,829	3,306	(4,387)	3,410	(977)
Total net change in interest income on interest-earning assets	(3,424)	19,213	15,789	(16,749)	12,914	(3,835)	(17,983)	4,593	(13,390)

Interest-bearing liabilities:
Deposits	(3,773)	3,856	83	(9,664)	5,442	(4,222)	(19,347)	5,851	(13,496)

FHLB advances	(3,705)	2,199	(1,506)	(5,284)	3,032	(2,252)	(2,874)	(3,022)	(5,896)
Junior subordinated debentures	(26)	1,254	1,228	(228)	1,310	1,082	--	1,151	1,151
Other borrowings	(569)	831	262	(616)	(113)	(729)	(1,678)	(56)	(1,734)
Total borrowings	(4,300)	4,284	(16)	(6,128)	4,229	(1,899)	(4,552)	(1,927)	(6,479)
Total net change in interest expense on interest-bearing liabilities	(8,073)	8,140	67	(15,792)	9,671	(6,121)	(23,899)	3,924	(19,975)

Net change in net interest income	$4,649	$11,073	$15,722	$(957)	$3,243	$2,286	$5,916	$669	$6,585

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


Tables 15 and 15(a), Interest Rate Risk Indicators, set forth as of December 31, 2004 and 2003, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.
Table 15: Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2004
	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value

+300	$308	0.3%	$(78,014)	(31.5)%
+200	307	0.3	(50,454)	(20.4)
+100	238	0.2	(22,552)	(9.1)
0	0	0	0	0
-50	(110)	(0.1)	(79)	(0.0)
-100	214	0.2	(2,412)	(1.0)

Table 15(a): Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2003
	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value

+300	$(5,266)	(5.9)%	$(73,815)	(36.3)%
+200	(4,076)	(4.5)	(43,842)	(21.6)
+100	(3,103)	(3.5)	(17,093)	(8.4)
0	0	0	0	0
-50	48	0.1	(2,485)	(1.2)
-100	(1,696)	(1.9)	(5,310)	(2.6)

(1)    Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

Another although less reliable monitoring tool for assessing interest rate risk is "gap analysis." The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are "interest sensitive" and by monitoring an institution's interest sensitivity "gap." An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities. A gap is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

Tables 16 and 16(a), Interest Sensitivity Gap, present the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2004 and 2003. The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2004, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $87.8 million, representing a one-year cumulative gap to total assets ratio of (3.03%).

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps for the Company as of December 31, 2004 and 2003 are within policy guidelines. Management considers that the Company's current level of interest rate risk is reasonable.


Table 16: Interest Sensitivity Gap as of December 31, 2004	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$315,061	$8,054	$9,397	$69	$55	$11	$332,647
Fixed-rate mortgage loans	76,739	44,966	124,670	106,589	102,530	30,450	485,944
Adjustable-rate mortgage loans	303,190	64,934	172,592	155,901	132	--	696,749
Fixed-rate mortgage-backed securities	27,092	23,275	72,489	48,849	59,430	30,092	261,227
Adjustable-rate mortgage-backed securities	14,821	6,074	18,218	11,685	21,861	--	72,659
Fixed-rate commercial/agricultural loans	36,754	16,606	44,475	22,375	6,716	56	126,982
Adjustable-rate commercial/agricultural loans	367,316	6,198	10,375	5,293	251	67	389,500
Consumer and other loans	45,381	5,527	12,397	3,912	2,318	357	69,892
Investment securities and interest-earning deposits	21,446	17,395	29,966	139,970	12,217	58,673	279,667

Total rate sensitive assets	1,207,800	193,029	494,579	494,643	205,510	119,706	2,715,267

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	59,063	59,063	137,814	137,814	--	--	393,754
Money market deposit accounts	121,109	72,665	48,444	--	--	--	242,218
Certificates of deposit	457,247	207,128	322,375	53,098	15,294	35	1,055,177
FHLB advances	332,100	40,600	71,930	62,100	76,828	--	583,558
Other borrowings	29,758	--	--	--	--	--	29,758
Junior subordinated debentures	72,168	--	--	--	--	--	72,168
Retail repurchase agreements	37,207	476	247	--	428	--	38,358

Total rate sensitive liabilities	1,108,652	379,932	580,810	253,012	92,550	35	2,414,991

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$99,148	$(186,903)	$(86,231)	$241,631	$112,960	$119,671	$300,276
Cumulative excess (deficiency) of interest-sensitive assets	$99,148	$(87,755)	$(173,986)	$67,645	$180,605	$300,276	$300,276

Cumulative ratio of interest-earning assets to interest-bearing liabilities	108.94%	94.10%	91.59%	102.91%	107.48%	112.43%	112.43%
Interest sensitivity gap to total assets	3.42%	(6.45)%	(2.98)%	8.34%	3.9%	4.13%	10.36%
Ratio of cumulative gap to total assets	3.42%	(3.03)%	(6.01)%	2.33%	6.23%	10.36%	10.36%

(footnotes follow Table 16(a))


Table 16(a): Interest Sensitivity Gap as of December 31, 2003	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$271,534	$3,898	$6,375	$102	$--	$--	$281,909
Fixed-rate mortgage loans	76,203	39,319	109,287	94,342	135,924	43,914	498,989
Adjustable-rate mortgage loans	243,624	54,648	102,441	75,888	3,628	--	480,229
Fixed-rate mortgage-backed securities	42,823	31,941	95,449	59,048	70,746	25,294	325,301
Adjustable-rate mortgage-backed securities	89,893	--	--	--	--	--	89,893
Fixed-rate commercial/agricultural loans	34,660	27,071	37,278	22,135	7,258	40	128,442
Adjustable-rate commercial/agricultural loans	264,096	4,008	7,610	9,029	694	--	285,437
Consumer and other loans	32,074	6,513	13,184	4,868	2,178	282	59,099
Investment securities and interest-earning deposits	194,407	16,185	17,715	3,105	16,347	76,589	324,348

Total rate sensitive assets	1,249,314	183,583	389,339	268,517	236,775	146,119	2,473,647

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	43,118	43,118	100,608	100,608	--	--	287,452
Money market deposit accounts	98,084	58,850	39,234	--	--	--	196,168
Certificates of deposit	577,938	123,951	194,270	70,000	15,458	49	981,666
FHLB advances	285,294	45,800	120,600	65,930	94,928	--	612,552
Other borrowings	52,047	--	--	--	--	--	52,047
Junior subordinated debentures	56,703	--	--	--	--	--	56,703
Retail repurchase agreements	16,413	328	173	--	483	--	17,397

Total rate sensitive liabilities	1,129,597	272,047	454,885	236,538	110,869	49	2,203,985

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$119,717	$(88,464)	$(65,546)	$31,979	$125,906	$146,070	$269,662
Cumulative excess (deficiency) of interest-sensitive assets	$119,717	$31,253	$(34,293)	$(2,314)	$123,592	$269,662	$269,662

Cumulative ratio of interest-earning assets to interest-bearing liabilities	110.60%	102.23%	98.15%	99.89%	105.61%	112.24%	112.24%
Interest sensitivity gap to total assets	4.54%	(3.36)%	(2.49)%	1.21%	4.78%	5.54%	10.23%
Ratio of cumulative gap to total assets	4.54%	1.19%	(1.30)%	(0.09)%	4.69%	10.23%	10.23%

(footnotes follow table)

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

(2)     Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(411.8) million, or (14.22%) of total assets at December 31, 2004, and $(209.2) million, or (7.94%), at December 31, 2003. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 13, Analysis of Net Interest Spread.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the years ended December 31, 2004, 2003 and 2002, the Company purchased loans of $18.2 million, $34.5 million and $52.0 million, respectively, while loan originations, net of repayments, totaled $696.3 million, $721.5 million and $368.6 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth. During the years ended December 31, 2004, 2003 and 2002, the Company sold $338.4 million, $572.2 million and $457.7 million, respectively, of loans. Net deposit growth was $255.0 million, $173.2 million and $202.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. FHLB advances decreased $29.0 million for the year ended December 31, 2004, increased $146.8 million for the year ended December 31, 2003, and decreased $36.2 million for the year ended December 31, 2002. Other borrowings, including junior subordinated debentures, increased $14.1 million for the year ended December 31, 2004, increased $44.9 million for the year ended December 31, 2003, and decreased $35.5 million for the year ended December 31, 2002.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the years ended December 31, 2004, 2003 and 2002, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At December 31, 2004, the Bank had outstanding loan commitments totaling $633.4 million, including undisbursed loans in process and unused credit lines totaling $599.3 million. While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with the Bank's historical experience and does not represent a departure from normal operations. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowing including FHLB advances. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances that in the aggregate may equal the lesser of 35% of the Bank's assets or adjusted qualifying collateral, up to a total possible credit line of $870.2 million at December 31, 2004. Advances under this credit facility totaled $583.6 million, or 20.2% of the Bank's assets, at December 31, 2004. The Bank also has access to additional short-term funds through a $26.0 million commercial bank credit line.

At December 31, 2004, certificates of deposit amounted to $1.055 billion, or 54.8% of the Bank's total deposits, including $664.4 million which were scheduled to mature by December 31, 2005. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At December 31, 2004, the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business - Regulation," and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's and the Bank's regulatory capital requirements.

Table 17, Regulatory Capital Ratios, shows the regulatory capital ratios of the Company and its subsidiary Bank as of December 31, 2004 and minimum regulatory requirements for the Bank to be categorized as "well-capitalized."

Table 17: Regulatory Capital Ratios
	The Company	The Bank	"Well-capitalized" Minimum Ratio
Capital Ratios
Total capital to risk-weighted assets	12.24%	11.26%	10.00%
Tier 1 capital to risk-weighted assets	10.94	9.98	6.00
Tier 1 leverage capital to average assets	8.93	8.13	5.00

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

Contractual Obligations
	Total	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years
(dollars in thousands)
Advances from Federal Home Loan Bank	$583,558	$367,700	$76,930	$62,100	$76,828
Junior subordinated debentures	72,168	--	--	--	72,168
Other borrowings	68,116	67,440	248	--	428
Capital lease obligations	--	--	--	--	--
Operating lease obligations	7,835	2,325	3,107	1,427	976
Purchase obligations	1,200	400	400	400	--
Construction-related obligations	695	695	--	--	--
Total	$733,572	$438,560	$80,685	$63,927	$150,400

At December 31, 2004, the Company had commitments to extend credit of $633.4 million. In addition, the Company has contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which the financial obligations of the Company are dependent upon acceptable performance by the vendor. For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 28: "Financial Instruments With Off-Balance-Sheet Risk."

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

See pages 46-50 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 56.


ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a) On June 9, 2004, the Registrant's Audit Committee determined that the firm of Deloitte & Touche LLP, Seattle, Washington, would no longer serve as the Registrant's certifying accountants. The decision to dismiss Deloitte & Touche LLP was made by the Audit Committee of the Board of Directors in consultation with management.

The report of Deloitte & Touche LLP on the Registrant's financial statements for either of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Registrant's two most recent fiscal years and subsequent interim periods preceding the date of termination of the engagement of Deloitte & Touche LLP, the Registrant was not in disagreement with Deloitte & Touche LLP on any matter of accounting principles and practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report.

Additionally, during the last two years and for the subsequent interim period preceding the date the Registrant determined to terminate Deloitte & Touche LLP, there were no reportable matters as defined in Regulation S-K Item 304(a)(1)(v).

The Registrant requested that Deloitte & Touche LLP furnish the Registrant with a letter, as promptly as possible, addressed to the Securities and Exchange Commission, stating whether they agree with the statements made in this Item 9, and if not, stating the respects in which they do not agree. The required letter from Deloitte & Touche LLP with respect to the above statements made by the Registrant is filed as Exhibit 16 to the 8-K filed June 11, 2004.

(b) On June 4, 2004, the Registrant's Audit Committee voted to engage Moss Adams, LLP, Spokane, Washington, as the Registrant's certifying accountants for the fiscal year ending December 31, 2004 subject to Moss Adams' acceptance of this engagement. On June 9, 2004, Moss Adams contacted the Registrant accepting the engagement. The Registrant has not consulted with Moss Adams, LLP during its two most recent fiscal years nor during any subsequent interim period prior to its appointment as auditor for the fiscal 2004 audit regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or regarding the reportable condition set forth in Regulation S-K Items 304 (a)(2)(i) and (ii).

ITEM 9A - Controls and Procedures

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

Management's Annual Report on Internal Control over Financial Reporting: Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2004. Our independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our 2004 Financial Statements under the captions entitled "Management Report on Internal Control over Financial Reporting" and "Independent Registered Public Accounting Firm's Report."

Changes in Internal Control Over Financial Reporting: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - Other Information

None.

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

ITEM 11 - Executive Compensation

Information regarding management compensation and employment contracts, director compensation, and Compensation Committee interlocks and insider participation in compensation decisions, Compensation Committee report and performance graph is incorporated by reference to the sections captioned "Executive Compensation," "Directors' Compensation," and "Compensation Committee Matters," respectively, in the Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2004.
Plan Category:	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Option plan	1,352,187	$17.78	45,497
Restricted stock plan	33,461	n/a	8,440

Equity compensation plans not approved by security holders:	none	n/a	none

Total	1,385,648		53,937

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


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

Part IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		See Index to Consolidated Financial Statements on page 56.

	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

(b)		Exhibits

		See Index of Exhibits on page 102.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2005.

Banner Corporation

/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 11, 2005.

/s/ D. Michael Jones	/s/ Lloyd W. Baker
D. Michael Jones	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ David Casper	/s/ Robert D. Adams
David Casper	Robert D. Adams
Director	Director

/s/ Edward L. Epstein	/s/Jesse G. Foster
Edward L. Epstein	Jesse G. Foster
Director	Director

/s/ Gary Sirmon	/s/ Dean W. Mitchell
Gary Sirmon	Dean W. Mitchell
Chairman of the Board	Director

/s/ Brent A. Orrico	/s/Wilber Pribilsky
Brent A. Orrico	Wilber Pribilsky
Director	Director

/s/ Michael M. Smith	/s/Gordon E. Budke
Michael M. Smith	Gordon E. Budke
Director	Director

/s/ Constance H. Kravas
Constance H. Kravas
Director


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Banner CORPORATION AND SUBSIDIARIES

(Item 8 and Item 15(a)(1))


March 11, 2005

Report of Management

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

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting. The internal control system is augmented by written policies and procedures and by audits performed by an internal audit staff (assisted in certain instances by contracted external audit resources other than the independent registered public accounting firm), which reports to the Audit Committee of the Board of Directors. Internal auditors monitor the operation of the internal and external control system and report findings to management and the Audit Committee. When appropriate, corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. The Audit Committee provides oversight to the financial reporting process. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

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

D. Michael Jones, Chief Executive Officer
Lloyd W. Baker, Chief Financial Officer

March 11, 2005

Report of the Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors is comprised entirely of independent directors who are not employees of the Company. The Audit Committee has reviewed the audited financial statements of Banner Corporation with management of the Company, including a discussion of the quality of the accounting principles applied and significant judgments and estimates affecting the financial statements. The Audit Committee has also discussed with the independent auditors the auditors' opinion of the quality of those principles and significant judgments as applied by management in preparation of the financial statements. In addition, the members of the Audit Committee have discussed among themselves, without management or the independent auditors present, the information disclosed to the Committee by management and the independent auditors and have met regularly with the internal audit staff, without management present, to review compliance with approved policies and procedures. In reliance on these reviews and discussions, the Audit Committee believes that the financial statements of Banner Corporation and subsidiaries are fairly presented.

Gordon E. Budke
Audit Committee Chairman


Management Report on Internal Control over Financial Reporting

March 11, 2005

The management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2004.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their attestation report that is included herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statement of financial condition of Banner Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. We also have audited management's assessment included in the accompanying Management Report on Internal Control over Financial Reporting, that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Banner Corporation and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Banner Corporation and subsidiaries' internal control over financial reporting based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Banner Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP

Moss Adams LLP
Spokane, Washington
February 4, 2005


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statement of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington
March 11, 2005


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$51,767	$77,298
Securities available for sale, cost $548,722 and $670,033
Encumbered	31,096	55,228
Unencumbered	516,739	619,714
	547,835	674,942
Securities held to maturity, fair value $51,437 and $28,402
Encumbered	--	216
Unencumbered	49,914	27,016
	49,914	27,232

Federal Home Loan Bank stock	35,698	34,693
Loans receivable:
Held for sale, fair value $2,176 and $16,199	2,145	15,912
Held for portfolio	2,090,703	1,711,013
Allowance for loan losses	(29,610)	(26,060)
	2,063,238	1,700,865

Accrued interest receivable	15,097	13,410
Real estate owned held for sale, net	1,485	2,967
Property and equipment, net	39,315	22,818
Goodwill and other intangibles, net	36,369	36,513
Deferred income tax asset, net	5,888	1,941
Bank-owned life insurance	35,371	33,669
Other assets	15,090	8,965
	$2,897,067	$2,635,313
LIABILITIES
Deposits:
Non-interest-bearing	$234,761	$205,656
Interest-bearing	1,691,148	1,465,284
	1,925,909	1,670,940

Advances from Federal Home Loan Bank	583,558	612,552
Junior subordinated debentures	72,168	56,703
Other borrowings	68,116	69,444
Accrued expenses and other liabilities	25,027	18,444
Deferred compensation	5,208	4,252
Income taxes payable	1,861	178
	2,681,847	2,432,513
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value, 27,500,000 shares authorized, 13,201,419 shares issued:
11,856,889 shares and 11,473,331 shares outstanding at December 31, 2004 and 2003, respectively	127,460	123,375
Retained earnings	92,327	80,286
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(888)	3,191
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:
374,595 and 434,299 restricted shares outstanding at December 31, 2004 and 2003, respectively, at cost	(3,096)	(3,589)

Carrying value of shares held in trust for stock related compensation plans	(6,135)	(3,554)
Liability for common stock issued to deferred, stock related, compensation plan	5,552	3,091
	(583)	(463)

	215,220	202,800
	$2,897,067	$2,635,313

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for per share data)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
INTEREST INCOME:
Loans receivable	$126,992	$116,211	$123,352
Mortgage-backed securities	16,882	12,319	10,738
Securities and cash equivalents	12,356	11,911	10,186
	156,230	140,441	144,276
INTEREST EXPENSE:
Deposits	35,067	34,984	39,206
Federal Home Loan Bank advances	20,336	21,842	24,094
Junior subordinated debentures	3,461	2,233	1,151
Other borrowings	1,051	789	1,518
	59,915	59,848	65,969
Net interest income before provision for loan losses	96,315	80,593	78,307

PROVISION FOR LOAN LOSSES	5,644	7,300	21,000
Net interest income	90,671	73,293	57,307

OTHER OPERATING INCOME:
Deposit fees and other service charges	8,132	7,224	5,804
Mortgage banking operations	5,522	9,447	6,695
Loan servicing fees	1,741	1,056	1,471
Gain on sale of securities	141	63	27
Miscellaneous	1,432	1,791	1,880
Total other operating income	16,968	19,581	15,877

OTHER OPERATING EXPENSES:
Salary and employee benefits	52,331	47,032	38,262
Less capitalized loan origination costs	(7,008)	(7,196)	(5,780)
Occupancy and equipment	11,100	9,575	8,522
Information/computer data services	4,212	3,532	3,331
Professional services	3,258	2,684	2,081
Advertising	4,905	3,373	2,220
Miscellaneous	10,916	10,876	11,809
Total other operating expenses	79,714	69,876	60,445
Income before provision for income taxes	27,925	22,998	12,739

PROVISION FOR INCOME TAXES	8,585	6,891	3,479

NET INCOME	$19,340	$16,107	$9,260

Earnings per common share: see Note 25
Basic	$1.74	$1.49	$0.85
Diluted	$1.65	$1.44	$0.82
Cumulative dividends declared per common share	$0.65	$0.61	$0.60

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

NET INCOME	$19,340	$16,107	$9,260

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $(1,980), $(138) and $637	(3,987)	(256)	1,241
Less adjustment for gains included in net income, net of income tax of $49, $22 and $10	(92)	(41)	(17)
Other comprehensive income (loss)	(4,079)	(297)	1,224

COMPREHENSIVE INCOME	$15,261	$15,810	$10,484

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2004	$123,375	$80,286	$3,191	$(3,589)	$(463)	$202,800

Net income		19,340				19,340

Change in valuation of securities available for sale, net of income taxes			(4,079)			(4,079)

Cash dividend on common stock ($.65/share cumulative)		(7,299)				(7,299)

Purchase and retirement of common stock	(4,162)					(4,162)

Proceeds from issuance of common stock for exercise of stock options	6,728					6,728

Net issuance of stock through employees' stock plans, including tax benefit	1,519			493	(270)	1,742

Amortization of compensation related to MRP					150	150

BALANCE, December 31, 2004	$127,460	$92,327	$(888)	$(3,096)	$(583)	$215,220

Continued


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2004, 2003 and 2002

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

Continued


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2004, 2003 and 2002
	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2002	$126,844	$68,104	$2,264	$(4,769)	$(103)	$$192,340

Net income		9,260				9,260

Change in valuation of securities available for sale, net of income taxes			1,224			1,224

Cash dividend on common stock ($.60/share cumulative)		(6,551)				(6,551)

Purchase and retirement of common stock	(8,391)					(8,391)

Proceeds from issuance of common stock for exercise of stock options	1,205					1,205

Net issuance of stock through employees' stock plans, including tax benefit	896			507	(155)	1,248

Amortization of compensation related to MRP					42	42

BALANCE, December 31, 2002	$120,554	$70,813	$3,488	$(4,262)	$(216)	$190,377


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201	13,201
Number of shares, end of period	13,201	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,728)	(1,894)	(1,567)
Purchase and retirement of common stock	(134)	(24)	(423)
Issuance of common stock to deferred compensation plans and/or exercised stock options	518	190	96
Number of shares retired, end of period	(1,344)	(1,728)	(1,894)

SHARES OUTSTANDING, END OF PERIOD	11,857	11,473	11,307

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(434)	(516)	(577)
Release of earned shares	59	82	61
Number of shares, end of period	(375)	(434)	(516)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$19,340	$16,107	$9,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,515	6,308	3,798
Loss (gain) on sale of securities	(141)	(63)	(27)
Increase in cash surrender value of bank owned life insurance	(1,702)	(1,860)	(1,505)
Loss (gain) on sale of loans, excluding capitalized servicing rights	(5,444)	(7,870)	(5,649)
Loss (gain) on disposal of real estate held for sale and property and equipment	(734)	(50)	920
Provision for losses on loans and real estate held for sale	5,835	7,698	21,000
FHLB stock dividend	(1,005)	(1,862)	(1,957)
Net change in:
Loans held for sale	13,767	23,454	3,869
Other assets	(10,417)	(3,104)	4,000
Other liabilities	11,458	(5,177)	7,698
Net cash provided by operating activities	35,472	33,581	41,407

INVESTING ACTIVITIES:
Purchases of available for sale securities	(177,129)	(724,136)	(354,218)
Principal repayments and maturities of available for sale securities	231,982	416,247	230,675
Proceeds from sales of available for sale securities	49,421	49,287	4,670
Purchases of held to maturity securities	(10,237)	(15,650)	(1,006)
Principal repayments and maturities of held to maturity securities	748	3,391	4,112
Origination of loans, net of principal repayments	(696,310)	(721,473)	(368,621)
Purchases of loans and participating interest in loans	(18,207)	(34,458)	(51,999)
Proceeds from sales of loans and participating interest in loans	338,412	572,231	457,671
Purchases of property and equipment-net	(20,446)	(5,285)	(5,452)
Proceeds from sale of real estate held for sale-net	4,101	10,859	2,481
Investment in bank owned life insurance	--	--	(10,000)
Cash (used for) provided by acquisitions	--	--	(6,519)
Other	(180)	(47)	(336)
Net cash used by investing activities	(297,845)	(449,034)	(98,542)

FINANCING ACTIVITIES
Increase in deposits	254,969	173,162	168,468
Proceeds from FHLB advances	1,601,100	463,000	310,931
Repayment of FHLB advances	(1,630,094)	(316,191)	(347,170)
Proceeds from issuance of junior subordinated debentures	15,000	15,000	38,723
Proceeds from issuance of repurchase agreement borrowings	--	51,917	2,082
Repayment of repurchase agreement borrowings	(22,289)	(30,331)	(31,447)
Increase (decrease) in other borrowings, net	20,961	6,656	(6,849)
Cash dividends paid	(7,113)	(6,486)	(6,479)
Repurchases of stock, net of forfeitures	(4,162)	(475)	(8,391)
ESOP shares earned	1,742	1,635	1,244
Exercise of stock options	6,728	1,954	1,205
Net cash provided by financing activities	236,842	359,841	122,317

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANK	(25,531)	(55,612)	65,182

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	77,298	132,910	67,728
CASH AND DUE FROM BANKS, END OF PERIOD	$51,767	$77,298	$132,910

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)
(continued from prior page)
	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$60,154	$60,200	$67,372
Taxes paid	8,807	5,000	4,900
Non-cash transactions:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned	1,985	7,733	6,442
Net change in accrued dividends payable	186	148	72
Stock issued to Rabbi Trust/MRP	148	380	155
Recognize tax benefit of vested MRP shares	148	--	4
Recognition of investment in trusts due to deconsolidation	--	1,703	--
Securities classified as available for sale reclassified held to maturity	15,334	--	--
Change in other assets/liabilities	1,664	52	1,488

The following summarizes the non-cash activities relating to acquisitions:
Fair value of assets and intangibles acquired, including goodwill	$--	$--	$(44,544)
Fair value of liabilities assumed	--	--	34,453
Cash paid out in acquisition	--	--	(10,091)
Less cash acquired	--	--	3,572
Net cash (used for) provided by acquisitions	$--	$--	$(6,519)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities for its wholly owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The Bank conducts business from its main office in Walla Walla, Washington, and, as of December 31, 2004, its 49 branch offices and 12 loan production offices located in 23 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions, Division of Banks and the FDIC.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of customer checking and savings deposits, Federal Home Loan Bank (FHLB) advances, junior subordinated debentures and repurchase agreements. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. BANR's net income is significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

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

Securities: Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses. Securities available for sale are carried at fair value. Normally, unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as accumulated other comprehensive income, a component of stockholders' equity, until realized. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

Investment in FHLB Stock: The Company's investment in the stock of the Federal Home Loan Bank (FHLB) is carried at cost and is classified as restricted, as the Company can only sell stock back to the FHLB at par value or to other member banks. Dividends are included within interest income on securities and cash equivalents.

Loans Receivable: The Bank originates mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. The Bank also originates commercial, agricultural and consumer loans for portfolio investment. Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

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


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

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the carrying value of the defaulted loan. Development, improvement and direct holding costs relating to the property are capitalized. The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value. Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized. The amounts the Bank will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Bank's control or because of changes in the Bank's strategy for recovering the investment.

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

Goodwill and Other Intangible Assets: Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. The excess cost over fair value of net assets acquired consists of goodwill and core deposit premiums. Prior to January 1, 2002, the Company's goodwill was being amortized using the straight-line method over 14 years. Other intangible assets are amortized over their estimated useful lives. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill relating to past and future acquisitions. See further discussion in Note 21.


Mortgage Servicing Rights: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of loans. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, balance outstanding, loan type, age and remaining term, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as in increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Derivative Instruments: In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company adopted SFAS No. 133 effective January 1, 2001. Derivatives include "off-balance-sheet" financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company and the Bank generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, the Bank issues "rate lock" commitments to borrowers and obtains offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with SFAS No. 133, as amended. Accordingly, on December 31, 2004, the Company recorded in other assets an asset for $50,000 related to rate locks issued and recorded in other liabilities a liability of $50,000 related to rate locks received. These amounts represent the estimated market value of those commitments. On December 31, 2003, the Company and the Bank had no other investment related off-balance-sheet derivatives. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising Expenses: Advertising costs are expensed as incurred. Costs related to production of advertising are considered incurred when the advertising is first used.

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


The Company measures its employee stock-based compensation arrangements under the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company's net income available to diluted common stockholders and diluted earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Years Ended December 31

	2004	2003	2002
Net income attributable to common stock:
Basic:
As reported	$19,340	$16,107	$9,260
Pro forma	18,499	14,995	8,357
Diluted:
As reported	$19,340	$16,107	$9,260
Pro forma	18,499	14,995	8,357
Net income per common share:
Basic:
As reported	$1.74	$1.49	$0.85
Pro forma	1.66	1.38	0.76
Diluted:
As reported	$1.65	$1.44	$0.82
Pro forma	1.58	1.34	0.74

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

The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Years Ended December 31

	2004		2003		2002
Annual dividend yield	2.05 to 2.44%		2.53 to 3.76%		2.58 to 3.56%
Expected volatility	31.2 to 34.2%		29.5 to 49.6%		40.2 to 64.8%
Risk free interest rate	2.72 to 4.78%		2.94 to 4.44%		2.63 to 5.21%
Expected lives	5 to 9	yrs	5 to 9	yrs	5 to 9	yrs

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

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. In addition, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition, and such items, along with net income, are components of comprehensive income which is reported in the Consolidated Statements of Comprehensive Income.

Average Balances: Average balances are obtained from the best available daily, weekly or monthly data, which the Company's management believes approximate the average balances calculated on a daily basis.

Reclassification: Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation.


Note 2: RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, Consolidation of Certain Variable Interest Entities - An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a variable interest entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN 46 requires an entity to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN 46 was effective for newly created VIEs beginning February 1, 2003 and for existing VIEs as of the third quarter of 2003. Effective October 10, 2003, FASB deferred the effective date of FIN 46 from July 1, 2003 to the first interim period ending after December 15, 2003 for VIEs originated prior to February 1, 2003. The Company elected to adopt FIN 46 early, which resulted in the deconsolidation of the special purpose business trusts effective December 31, 2003. This increased the Bank's held-to-maturity investments and related borrowings by $1.7 million as detailed below. Effective July 1, 2004 the $1.7 million investment in VIE common stock was reclassified to other assets.

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

Prior to adoption of FIN 46, the Trusts were considered consolidated subsidiaries of the Company. At December 31, 2002, $40 million of trust preferred securities were included in the Company's Consolidated Statement of Financial Position in the liabilities section, under the caption, "Trust preferred securities," and the $1.2 million common capital securities of the issuer retained by the Company were eliminated against the Company's investment in the Trusts. Distributions on these trust preferred securities were recorded as interest expense on the consolidated statements of income.

As a result of the adoption of FIN 46, the Company deconsolidated all three Trusts as of December 31, 2003. As a result, the Debentures issued by the Company to the Trusts, totaling $56.7 million, were reflected in the Company's consolidated Statement of Financial Position in the liabilities section at December 31, 2003 under the caption, "Junior subordinated debentures." At September 30, 2004, Debentures totaling $72.2 million were reflected in the Company's consolidated Statement of Financial Position, as discussed in more detail below. Beginning January 1, 2004, the Company has recorded interest expense for the corresponding junior subordinated debentures in its consolidated statements of income. The Company recorded $1.7 million of the common capital securities issued by the Trusts in the securities held-to-maturity in its consolidated balance sheet at December 31, 2003. Effective July 1, 2004, the $1.7 million investment in the Trusts' common capital securities was reclassified from securities held-to-maturity to other assets.

Sale of $15 Million of Trust Preferred Securities: In March 2004, the Company completed the issuance of an additional $15.5 million of Debentures in connection with a private placement of pooled trust preferred securities called Banner Capital Trust IV. The trust preferred securities were issued by a special purpose business trust owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The Debentures have been recorded as a liability on the statement of financial condition but, subject to limitations under current Federal Reserve guidelines, qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are being used primarily to support growth, including acquisitions, by augmenting the Bank's regulatory capital. Under the terms of the transaction, the trust preferred securities and Debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and Debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 2.85%.

Note 3: ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

In December 2004, the FASB issued Statement No. 123(Revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company's financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement No. 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply Statement No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. The Company plans to adopt the provisions of FASB Statement No. 123(R) effective July 1, 2005, and is in the process of evaluating the impact on its consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. Guidance under APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary


exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part to credit quality. The SOP does not apply to loans originated by the Company. Provisions of the SOP limit the yield that may be accreted to the excess of the investor's estimate at acquisition of expected cash flows to be collected over the investor's initial investment in the loan. Additionally, the SOP prohibits the recognition of this excess as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected are generally to be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. The SOP prohibits "carrying over" or creation of valuation allowance in the initial accounting of all loans acquired in a transfer.

The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

Note 4: CASH, DUE FROM BANKS AND CASH EQUIVALENTS

Cash, due from banks and cash equivalents consisted of the following (in thousands):
	December 31
	2004	2003
Cash on hand and due from banks	$51,720	$74,654
Cash equivalents:
Short-term cash investments	47	144
Federal funds sold	--	2,500
	$51,767	$77,298

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $6 million and $35 million at December 31, 2004 and 2003, respectively.


Note 5: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (dollars in thousands):

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$142,192	$30	$(2,350)	$139,872	25.53%
Municipal bonds:
Taxable	5,437	162	(34)	5,565	1.02%
Tax exempt	4,396	138	(8)	4,526	0.83%
Total municipal bonds	9,833	300	(42)	10,091	1.85%

Corporate bonds	61,801	509	(317)	61,993	11.32%
Mortgage-backed or related securities:
FHLMC certificates	63,993	77	(538)	63,532	11.60%
FHLMC collateralized mortgage obligations	42,087	115	(185)	42,017	7.67%
Total FHLMC mortgage-backed securities	106,080	192	(723)	105,549	19.27%

GNMA certificates	7,779	299	--	8,078	1.47%
GNMA collateralized mortgage obligations	20,765	11	(2)	20,774	3.79%
Total GNMA mortgage-backed securities	28,544	310	(2)	28,852	5.26%

FNMA certificates	88,618	728	(379)	88,967	16.24%
FNMA collateralized mortgage obligations	49,429	15	(634)	48,810	8.91%
Total FNMA mortgage-backed securities	138,047	743	(1,013)	137,777	25.15%

Other mortgage-backed securities	8,000	--	(89)	7,911	1.44%
Other collateralized mortgage obligations	52,189	120	(456)	51,853	9.46%

Equity securities:
FHLMC stock	1,023	1,764	--	2,787	0.51%
FNMA stock	1,003	91	--	1,094	0.20%
FARMERMAC stock	10	33	--	43	0.01%
Miscellaneous equities	--	13	--	13	0.00%
	$548,722	$4,105	$(4,992)	$547,835	100.00%

Proceeds from sales of securities during the year ended December 31, 2004 were $49,421,000. Gross gains of $633,000 and gross losses of $492,000 were realized on those sales.

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

At December 31, 2004 and 2003, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government, its agencies and U.S. Government sponsored entities) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at that date.

At December 31, 2004, an aging of unrealized losses and fair value of related available-for-sale securities were as follows (in thousands):

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U. S. Government and agency obligations	$82,426	$(1,045)	$52,643	$(1,305)	$135,069	$(2,350)

Municipal bonds	4,404	(42)	--	--	4,404	(42)

Corporate bonds	25,692	(317)	--	--	25,692	(317)

Mortgage-backed or related securities	204,633	(1,813)	18,014	(470)	222,647	(2,281)

Equity securities	--	--	--	--	--	--

	$317,155	$(3,217)	$70,657	$(1,775)	$387,812	$(4,992)


Management does not believe that any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were 62 and 66 available for sale securities with unrealized losses at December 31, 2004 and 2003, respectively.

The amortized cost and estimated fair value of securities available for sale at December 31, 2004 and 2003, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004		December 31, 2003
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

Due in one year or less	$54,444	$54,346	$105,413	$105,540
Due after one year through five years	158,851	156,853	166,187	164,996
Due after five years through ten years	88,165	87,775	111,825	112,377
Due after ten years	245,226	244,922	284,570	288,285
	546,686	543,898	667,995	671,198
Equity securities	2,036	3,937	2,038	3,744
	$548,722	$547,835	$670,033	$674,942

Note 6: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (dollars in thousands):

	December 31, 2004
			Gross	Gross	Estimated
	Percent	Amortized	unrealized	unrealized	fair
	of total	cost	gains	losses	value
Mortgage-backed securities:
FHLMC certificates:	0.00%	$--	$--	$--	$--
FNMA certificates	0.48%	241	18	--	259
	0.48%	241	18	--	259

Municipal bonds:
Taxable	3.30%	1,647	23	--	1,670
Tax Exempt	80.69%	40,276	566	(86)	40,756
	83.99%	41,923	589	(86)	42,426

Corporate bonds	15.53%	7,750	1,002	--	8,752
	100.00%	$49,914	$1,609	$(86)	$51,437


Note 6: SECURITIES HELD TO MATURITY(continued)
	December 31, 2003
			Gross	Gross	Estimated
	Percent	Amortized	unrealized	unrealized	fair
	of total	cost	gains	losses	value
Mortgage-backed securities:
FHLMC certificates:	0.79%	$216	$12	$--	$228
FNMA certificates	1.17%	319	23	--	342
	1.96%	535	35	--	570

Municipal bonds:
Taxable	0.38%	104	8	--	112
Tax Exempt	65.70%	17,890	136	(13)	18,013
	66.08%	17,994	144	(13)	18,125

Corporate bonds	25.71%	7,000	1,004	--	8,004

Common capital securities issued by unconsolidated financing subsidiary of the Company (1)	6.25%	1,703	--	--	1,703
	100.00%	$27,232	$1,183	$(13)	$28,402

(1) Effective July 1, 2004, these securities were reclassified to other assets for financial statement presentation purposes.

At December 31, 2004, an aging of unrealized losses and fair value of related held-to-maturity securities were as follows (in thousands):

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal bonds	$6,961	$(63)	$6,978	$(23)	$13,939	$(86)

Management does not believe that any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were 22 and 8 held-to-maturity securities with unrealized losses at December 31, 2004 and 2003, respectively.

The amortized cost and estimated fair value of securities held to maturity at December 31, 2004 and 2003, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2004		December 31, 2003
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$154	$156	$1,703	$1,703
Due after one year through five years	725	732	463	487
Due after five years through ten years	11,166	11,283	1,521	1,547
Due after ten years	37,869	39,266	23,545	24,665
	$49,914	$51,437	$27,232	$28,402

Note 7: ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities and cash equivalents for the periods indicated (in thousands):

	Years Ended December 31

	2004	2003	2002

Taxable interest income	$9,197	$8,715	$6,869
Tax-exempt interest income	1,861	1,222	1,274
Other stock - dividend income	118	111	83
FHLB stock - dividend income	1,180	1,863	1,960
Total income from securities and cash equivalents	$12,356	$11,911	$10,186


Note 8: LOANS RECEIVABLE

Loans receivable at December 31, 2004 and 2003 are summarized as follows (dollars in thousands) (includes loans held for sale):

	December 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent

Loans:
Commercial real estate	$547,574	26.16%	$455,964	26.40%
Multifamily real estate	107,745	5.15	89,072	5.16
Construction and land	506,137	24.18	398,954	23.10
Commercial business	395,249	18.89	321,671	18.63
Agricultural business, including secured by farmland	148,343	7.09	118,903	6.89
One- to four-family real estate	307,986	14.71	275,197	15.94

Consumer	36,556	1.74	35,887	2.07
Consumer secured by one- to four family real estate	43,258	2.07	31,277	1.81
Total consumer	79,814	3.81	67,164	3.88

Total loans outstanding	2,092,848	100.00%	1,726,925	100.00%

Less allowance for loan losses	(29,610)		(26,060)

Total net loans at end of period	$2,063,238		$$1,700,865

Loan amounts are net of unearned, unamortized loan fees of $8,882,000 and $6,754,000 at December 31, 2004 and 2003, respectively.

Loans receivable includes $472,000 and $421,000 of loans at December 31, 2004 and 2003, respectively, that were more than 90 days delinquent and still on accrual of interest.

Loans serviced for others totaled $250,707,000 and $278,185,000 at December 31, 2004 and 2003, respectively. Custodial accounts maintained in connection with this servicing totaled $2,569,000 and $3,840,000 at December 31, 2004 and 2003, respectively.

The Company's outstanding loan commitments totaled $633,430,000 and $546,319,000 at December 31, 2004 and 2003, respectively. In addition, the Company had outstanding commitments to sell loans of $33,226,000 and $33,565,000 at December 31, 2004 and 2003, respectively.

A substantial portion of the loans are to borrowers in the states of Washington, Oregon and Idaho. Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The Company's loans by geographic concentration at December 31, 2004 were as follows (in thousands):

	Washington	Oregon	Idaho	Other	Total
Loans:
Commercial real estate	$377,685	$118,941	$23,571	$27,377	$547,574
Multifamily real estate	86,499	10,774	1,574	8,898	107,745
Construction and land	228,721	249,665	10,823	16,928	506,137
Commercial business	288,163	44,075	56,070	6,941	395,249
Agricultural business, including secured by farmland	50,810	67,411	29,667	455	148,343
One-to four-family real estate	266,982	29,491	4,104	7,409	307,986

Consumer	21,528	12,750	1,254	1,024	36,556
Consumer secured by one- to four-family real estate	34,917	6,356	1,840	145	43,258
Total consumer	56,445	19,106	3,094	1,169	79,814
	$1,355,329	$539,463	$128,903	$69,177	$2,092,848


The Company's loans to directors and officers are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. Such loans had the following balances and activity during 2004 and 2003 (dollars in thousands):

	Years Ended December 31
	2004	2003
Balance at beginning of year	$8,626	$7,387
New loans or advances	14,165	15,384
Repayments and adjustments	(10,756)	(10,419)
Charge-offs	--	--
Net change due to addition/retirement of Directors/Officers	38	(3,726)

Balance, end of period	$12,073	$8,626

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

	December 31, 2004		December 31, 2003
	Loan amount	Allocated reserves	Loan amount	Allocated reserves

Impaired loans:
Non-accrual	$15,416	$3,603	$28,010	$4,328
Accrual	--	--	--	--

	$15,416	$3,603	$28,010	$4,328

As of December 31, 2004, the Company was committed to advance $438,000 in funds on its impaired loans.

The average balance of impaired loans and the related interest income recognized were as follows:

	Years Ended December 31
	2004	2003	2002

Average balance of impaired loans	$21,578	$28,812	$23,334
Interest income recognized	--	--	--

For the years ended December 31, 2004, 2003 and 2002, additional interest income of $772,000, $2,852,000 and $1,842,000, respectively, would have been recorded had non-accrual loans been current.

The Company originates both adjustable- and fixed-rate loans. At December 31, 2004 and 2003, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31
	2004	2003
Fixed-rate (term to maturity):
Due in one year or less	$83,475	$98,799
Due after one year through three years	77,530	71,593
Due after three years through five years	141,554	115,633
Due after five years through ten years	102,333	2,583
Due after ten years	251,621	378,248
	$656,513	$666,856
Adjustable-rate (term to rate adjustment):
Due in one year or less	$1,003,943	$799,027
Due after one year through three years	128,068	85,330
Due after three years through five years	290,860	164,124
Due after five years through ten years	13,135	323
Due after ten years	329	11,265
	1,436,335	1,060,069
	$2,092,848	$1,726,925


The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime (The Wall Street Journal) or LIBOR rates, One to Five Year Constant Maturity Treasury Indices, the FHLB's National Cost of Funds or 11th District Cost of Funds. Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that primarily have been utilized to fund these loans.

The Bank has invested, as of December 31, 2004, $446,000 in three limited partnerships, Homestead Equity Fund II, III and IV (HEF), that develop low income housing projects. The Bank's partnership interests commit it to invest up to $9,000,000 in the partnership. In connection with HEF II's initial development of a project, the Bank has made a commercial loan to the partnership that has an outstanding balance of $5,029,000 at December 31, 2004. The Bank is committed on this loan to advance up to $6,930,000. The loan is secured by notes from the limited partners, which includes the Bank, to make capital contributions to the partnership.

Note 9: ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

	Years Ended December 31
	2004	2003	2002

Balance, beginning of period	$26,060	$26,539	$17,552

Allowance added through business combinations	--		460
Sale of credit card portfolio	--		--

Provision	5,644	7,300	21,000
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	3	14	--
Commercial	519	--	--
Multifamily	--	--	--
Construction and Land	14	80	39
Commercial business	986	924	209
Agricultural business	15	13	3
Consumer	50	44	74
	1,587	1,075	325
Loans charged off:
Secured by real estate:
One- to four-family	(100)	(357)	(102)
Commercial	(1,313)	(2,289)	(103)
Multifamily	--	--	--
Construction and land	(347)	(986)	(1,129)
Commercial business	(1,518)	(4,496)	(10,643)
Agricultural business	(41)	(214)	(157)
Consumer	(362)	(512)	(664)
	(3,681)	(8,854)	(12,798)

Net charge-offs	(2,094)	(7,779)	(12,473)

Balance, end of period	$29,610	$26,060	$26,539

Ratio of allowance to net loans before allowance for loan losses	1.41%	1.51%	1.69%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.11%	0.47%	0.78%


The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):

	December 31
	2004	2003	2002
Specific or allocated loss allowance:
Secured by real estate:
One- to four-family	$782	$749	$670
Commercial	5,046	5,058	5,284
Multifamily	539	445	361
Construction and land	5,556	5,207	5,892
Commercial business	9,226	8,161	8,788
Agricultural business	3,628	3,194	2,164
Consumer	464	482	698
Total allocated	25,241	23,296	23,857
Unallocated	4,369	2,764	2,682
Total allowance for loan losses	$29,610	$26,060	$26,539

Ratio of allowance for loan losses to non-performing loans	186%	92%	74%

Note 10: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2004 and 2003 are summarized as follows (in thousands):

	December 31
	2004	2003

Buildings and leasehold improvements	$33,796	$23,795
Furniture and equipment	28,187	21,782
	61,983	45,577
Less accumulated depreciation	(28,424)	(25,746)
	33,559	19,831
Land	5,756	2,987

	$39,315	$22,818

The Bank's depreciation expense related to property and equipment was $3,948,000, $3,220,000 and $3,085,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Bank's rental expense was as follows: 2004, $3,315,000; 2003, $2,793,000 and 2002, $2,068,000.

The Bank's obligation under long-term property leases over the next five years is as follows: 2005, $3,150,000; 2006, $2,755,000; 2007, $2,218,000; 2008, $1,471,000; 2009, $1,139,000; and thereafter, $2,759,000.

At December 31, 2004, the Company had entered into various contractual obligations, generally related to the construction or remodel of various premises. Total commitments related to those contractual obligations were $1.6 million, with $695,000 remaining unpaid against those commitments at year end.


Note 11: DEPOSITS

Deposits consist of the following at December 31, 2004 and 2003 (dollars in thousands):

	December 31 2004	Percent of Total	December 31 2003	Percent of Total

Demand, NOW and money market accounts, including non-interest-bearing deposits at December 31, 2004 and 2003 of $234,761 and $205,656, respectively, 0% to 4%	$714,802	37.12%	$642,125	38.43%

Regular savings, 0% to 1%	155,931	8.10	47,792	2.86

Certificate accounts:
0.00% to 2.00%	293,516	15.24	485,971	29.08
2.01% to 4.00%	587,069	30.48	338,373	20.25
4.01% to 6.00%	151,007	7.84	128,464	7.69
6.01% to 8.25%	23,584	1.22	28,215	1.69
	1,055,176	54.78	981,023	58.71

	$1,925,909	100.00%	$1,670,940	100.00%

Deposits at December 31, 2004 and 2003 included public funds of $144,682,000 and $152,035,000, respectively. Securities with a carrying value of $22,947,000 and $33,222,000 were pledged as collateral on these deposits at December 31, 2004 and 2003, respectively, which exceeded the minimum collateral requirements established by state regulations.

Deposits at December 31, 2004 and 2003 included deposits from directors and executive officers of the Company and entities related to the directors and executive officers totaling $4,376,000 and $3,360,000, respectively.

Scheduled maturities of certificate accounts at December 31, 2004 and 2003 are as follows (in thousands):

	December 31
	2004	2003
Due in one year or less	$664,375	$671,894
Due after one year through two years	194,160	124,796
Due after two years through three years	128,214	93,758
Due after three years through four years	31,802	58,307
Due after four years through five years	21,296	16,761
Due after five years	15,329	15,507
	$1,055,176	$981,023

Included in deposits are deposit accounts in excess of $100,000 of $611,524,000 and $546,656,000 at December 31, 2004 and 2003, respectively. Interest on deposit accounts in excess of $100,000 totaled $15,543,000 for the year ended December 31, 2004 and $15,090,000 for the year ended December 31, 2003.


The following table sets forth the deposit activities of the Bank for the periods indicated (in thousands):

	Years Ended December 31
	2004	2003	2002
Beginning balance	$1,670,940	$1,497,778	$1,295,811

Acquisitions, at book value	--	--	33,151
Net increase (decrease) before interest credited	219,902	138,178	129,610
Interest credited	35,067	34,984	39,206
Net increase in deposits	254,969	173,682	201,967

Ending balance	$1,925,909	$1,670,940	$1,497,778

Deposit interest expense by type for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

	Years Ended December 31
	2004	2003	2002

Certificates	$27,339	$29,384	$34,263
Demand, NOW and money market accounts	6,755	5,099	4,470
Regular savings	973	501	473
	$35,067	$34,984	$39,206

Note 12: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Bank has entered into borrowing arrangements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB. Additionally, specific securities with a carrying value of $292,151,000 at December 31, 2004 are pledged as security for the loans along with a blanket pledge of qualifying loans receivable. At December 31, 2004, FHLB advances were scheduled to mature as follows; however, certain advances totaling $137,000,000 and due after one year have provisions for early termination exercisable at the discretion of the FHLB (dollars in thousands):

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	2.35%	$62,100	3.15%	$305,600	3.01%	$367,700
Due after one year through two years	--	--	4.35	55,000	4.35	55,000
Due after two years through three years	--	--	3.48	21,930	3.48	21,930
Due after three years through four years	--	--	4.62	44,000	4.62	44,000
Due after four years through five years	--	--	6.23	18,100	6.23	18,100
Due after five years	--	--	6.05	76,828	6.05	76,828
	2.35%	$62,100	3.94%	$521,458	3.77%	$583,558

* Weighted average interest rate

The maximum and average outstanding balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	Years Ended December 31
	2004	2003	2002

Maximum outstanding at any month end	$612,358	$612,552	$465,743
Average outstanding	568,908	513,819	451,816
Weighted average interest rates:
Annual	3.57%	4.25%	5.33%
End of period	3.77%	3.39%	4.80%
Interest expense during the period	$20,336	$21,842	$24,094

As of December 31, 2004, the Bank has established a borrowing line with the FHLB to borrow up to the lesser of 35% of its total assets or the total blanket pool of unpledged eligible collateral which would give it a maximum total credit line of $870,227,000 at December 31, 2004.


Note 13: OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other short-term borrowings.

Retail Repurchase Agreements: At December 31, 2004, retail repurchase agreements carry interest rates ranging from 0.75% to 5.00%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $41,467,000. The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.

A summary of retail repurchase agreements at December 31, 2004 and 2003 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2004		2003
	Weighted average rate	Balance	Weighted average rate	Balance

Retail repurchase agreements:
Due in one year or less	1.45%	$37,682	1.82%	$16,740
Due after one year through two years	1.71	248	4.04	173
Due after two years through three years	--	--	--	--
Due after five years	5.00	428	4.61	483
	1.49%	$38,358	1.92%	$17,396

The maximum and average outstanding balances and average interest rates on retail repurchase agreements and other short-term borrowings, such as Fed Funds, were as follows for the years ended December 31, 2004, 2003 and 2002, respectively (dollars in thousands):

	Years Ended December 31

	2004	2003	2002

Maximum outstanding at any month end	$47,124	$26,357	$19,146
Average outstanding	32,789	16,313	14,741
Weighted average interest rates:
Annual	1.46%	2.11%	3.74%
End of period	1.49%	1.92%	3.17%
Interest expense during the period	$478	$344	$552

Wholesale Repurchase Agreements: The table below outlines the wholesale repurchase agreements as of December 31, 2004 and 2003. The agreements to repurchase are secured by mortgage-backed securities with a carrying value of $31,096,000 at December 31, 2004. The broker holds the security while the Bank continues to receive the principal and interest payments from the security. Upon maturity of the agreement, the pledged securities will be returned to the Bank.

A summary of wholesale repurchase agreements at December 31, 2004 and 2003 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2004		2003
	Weighted average rate	Balance	Weighted average rate	Balance
Wholesale repurchase agreements:
Due in one year or less	2.38%	$29,758	1.16%	$52,047

The maximum and average outstanding balances and average interest rates on wholesale repurchase agreements were as follows for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	Years Ended December 31

	2004	2003	2002

Maximum outstanding at any month end	$50,967	$52,047	$60,604
Average outstanding	40,127	35,402	51,837
Weighted average interest rates:
Annual	1.43%	1.26%	1.86%
End of period	2.38%	1.16%	1.43%
Interest expense during the period	$573	$445	$966


Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities: At December 31, 2004, four wholly-owned subsidiary grantor trusts, Banner Capital Trust I, II, III and IV (BCT I, II, III and IV), established by the Company had issued $70 million of pooled trust preferred securities as well as $2.168 million of common capital securities which were issued to the Company. Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

BCT I, the initial issue of $25 million, has a current interest rate of 6.00%, which is reset semi-annually to equal six-month LIBOR plus 3.70%. BCT II, the second issue, for $15 million, has a current interest rate of 5.42%, which is reset quarterly to equal three-month LIBOR plus 3.35%. BCT III, the third issue, also for $15 million, has a current interest rate 4.97, which is reset quarterly to equal three-month LIBOR plus 2.90%. BCT IV, the fourth issue, also for $15 million has a current interest rate of 4.92% which is reset quarterly to equal three-month LIBOR plus 2.85%.

The following tables are a summary of current trust preferred securities at December 31, 2004 and 2003 (dollars in thousands):

	December 31, 2004
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior SubordinatedDebentures	Stated Maturity	Per Annum Interest Rate	Extension Period	Redemption Option
Banner Capital Trust I	$25,000	$774	$25,774	2032	6.000%	Ten Consecutive Annual Periods	On or after April 22, 2007
Banner Capital Trust II	15,000	464	15,464	2033	5.420	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	4.970	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	4.920	20 Consecutive Quarters	On or after October 8, 2008
Total TPS Liability	$70,000	$2,168	$72,168		5.424%

The following table is a summary of current trust preferred securities at December 31, 2003 (dollars in thousands):

	December 31, 2003
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior SubordinatedDebentures	Stated Maturity	Per Annum Interest Rate	Extension Period	Redemption Option
Banner Capital Trust I	$25,000	$774	$25,774	2032	4.920%	Ten Consecutive Annual Periods	On or after April 22, 2007
Banner Capital Trust II	15,000	464	15,464	2033	4.500	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	4.040	20 Consecutive Quarters	On or after October 8, 2008
Total TPS Liability	$55,000	$1,703	$56,703		4.565%

Additional Credit Line: The Bank also has established a $26,000,000 Fed Funds credit line with a correspondent bank that will expire in July 2005. There were no balances outstanding under this credit line at December 31, 2004 and 2003.


Note 14: INCOME TAXES

Provisions of the Small Business Job Protection Act of 1996 (the Job Protection Act) significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows savings institutions to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income over six years. As of December 31, 2003, the reserve in excess of the base year (December 31, 1987) had been fully recaptured into taxable income.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $5,318,000 at December 31, 2004. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired institution. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

The provision for income taxes for the years ended December 31, 2004, 2003, and 2002 differs from that computed at the statutory corporate tax rate as follows (in thousands):

	Years Ended
	December 31
	2004	2003	2002
Taxes at statutory rate	$9,774	$8,049	$4,459
Increase (decrease) in taxes:
Tax-exempt interest	(622)	(429)	(485)
Investment in life insurance	(585)	(626)	(521)
Fair market value vs. basis of ESOP shares released	368	233	147
State income taxes net of federal tax benefit	254	223	108
Tax credits	(388)	(243)	--
Other	(216)	(316)	(229)
Provision for income taxes	$8,585	$6,891	$3,479

The provision for income tax expense for the years ended December 31, 2004, 2003 and 2002 is composed of the following (in thousands):

	Years Ended
	December 31
	2004	2003	2002

Current	$10,503	$5,886	$5,326
Deferred	(1,918)	1,005	(1,847)
	$8,585	$6,891	$3,479


Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets (liabilities) at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31
	2004	2003
Deferred tax assets:
Loan loss reserves per books	$10,441	$9,188
Deferred compensation and vacation	2,887	2,421
Book vs. tax amortization of intangibles	215	173
Book vs. tax amortization of loan acquisition premiums	236	185
Deferred servicing rights	12	16
Other	507	26
	14,298	12,009

Deferred tax liabilities:
Change in method of accounting for amortization of premium and discount on investments	15	24
FHLB stock dividends	5,798	5,446
Depreciation	2,186	1,277
Deferred loan fees and servicing rights	548	692
Book vs. tax amortization of deposit acquisition premium	163	153
Other	11	758
	8,721	8,350
	5,577	3,659
Income tax benefit related to unrealized gain/loss on securities available for sale	311	(1,718)
Deferred tax asset (liability), net	$5,888	$1,941

Management has evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the net deferred tax asset in future years.

Note 15: EMPLOYEE BENEFIT PLANS

The Bank has its own profit sharing plan for all eligible employees. The plan is funded annually at the discretion of the Board of Directors. Contributions charged to operations for the years ended December 31, 2004, 2003 and 2002 were $796,000, $716,000 and $571,000, respectively.

The Bank has entered into a salary continuation agreement with certain members of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $221,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. The Bank is recording the salary continuation obligation over the estimated remaining service lives of the participants. Expenses related to this program for the years ended December 31, 2004, 2003 and 2002 were $191,000, $181,000 and $175,500, respectively. The plan's projected benefit obligation is $2,145,000, of which $1,555,100 was vested at December 31, 2004. At December 31, 2004, an accumulated benefit obligation of $1,555,100 and cash value of life insurance of $2,998,100 were recorded. At December 31, 2003, an obligation of $1,409,600 and cash value of life insurance of $2,900,200 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program.

The Bank also has a non-qualified, non-contributory retirement compensation plan for certain employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to the plan included in the years ended December 31, 2004, 2003 and 2002 results of operations were $48,000, $65,000 and $45,000, respectively. The recorded liability under this plan was $846,100 and $869,800 on December 31, 2004 and 2003, respectively. The Bank is carrying life insurance on these employees to partially offset the cost of the plan. The policies had recorded cash surrender values of $568,000 and $471,000 at December 31, 2004 and 2003, respectively.

The Company and the Bank also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain employees. The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund the plans' future obligations the Company has purchased life insurance polices, contributed to money market investments and purchased common stock of the Company which are held in a "Rabbi Trust." As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was recorded at original cost of $5,552,000 at December 31, 2004 and $3,091,000 at December 31, 2003. The money market investments and cash surrender value of the life insurance policies are included in other assets.


During the year ended December 31, 2001, the Company adopted a Supplemental Executive Retirement Program (SERP) for selected senior executives. At termination of employment at or after attaining age 62 with at least 15 years of service or age 65, an executive's annual benefit under the SERP would be computed as the product of 3% of the executive's final average compensation (defined as the three calendar years of executive's annual cash compensation, including bonuses, which produce the highest average within the executive's final eight full calendar years of employment) and the executive's annual years of service, reduced by certain amounts, such as the amount payable to the executive under the Company's 401(k) profit sharing plan and its ESOP, employer-contributed deferred compensation, and any amount payable to the executive under the salary continuation agreements described above. The maximum benefit would be 60% of final average compensation, less applicable reductions. A reduced benefit is payable at termination of employment at or after attaining age 59 1/2 with at least 15 years of service. Expenses relating to this SERP totaled $660,000, $600,000 and $510,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The recorded liability relating to this SERP was $1,950,000 and $1,290,000 at December 31, 2004 and December 31, 2003, respectively.

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

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock. The loan will be repaid principally from the Company's contributions to the ESOP over a period not to exceed 25 years, and the collateral for the loan is the unreleased, restricted common stock purchased by the ESOP. Contributions to the ESOP are discretionary; however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt. The interest rate for the loan is 8.75%. Shares are released to participants for allocation based on the cumulative debt service paid to the Company by the ESOP divided by cumulative debt service paid to date plus the scheduled debt service remaining. Dividends on allocated shares are distributed to the participants as additional earnings. Dividends on unallocated shares are used to reduce the Company's contribution to the ESOP.

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control of the Company. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for the years ended December 31, 2004, 2003 and 2002 was $1,745,000, $1,676,000 and $1,259,000, respectively.

A summary of key transactions for the ESOP follows:

	Year Ended December 31
	2004	2003	2002

ESOP contribution expense	$1,745,000	$1,676,000	$1,259,000

Total contribution to ESOP/Debt service	838,600	1,013,700	835,300

Interest portion of debt service	358,000	410,800	444,900

Dividends on unallocated ESOP shares used to reduce ESOP contribution	281,000	309,600	340,500

As of December 31, 2004, the Company has 374,595 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $11,684,000 at December 31, 2004. The ESOP held 583,647 allocated, earned shares at December 31, 2004.


Note 17: STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (together, SOPs).

Under the MRP, the Company is authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees of BANR. Shares granted under the MRP vest ratably over a five-year period. The consolidated statements of income for the year ended December 31, 2004, 2003 and 2002, reflect an accrual of $149,000, $132,000 and $51,000, respectively, in compensation expense for the MRP including $22,000, $7,100 and $8,300, respectively, of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the years ended December 31, 2004, 2003 and 2002 follows:

	Years Ended
	December 31
	2004	2003	2002
Shares granted - not vested, beginning of period	31,011	13,317	8,421
Shares granted	9,550	25,025	7,000
Shares vested	(7,100)	(3,505)	(2,104)
Shares forfeited	--	(3,826)	--
Shares granted - not vested, end of period	33,461	31,011	13,317

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

Details of stock options granted, vested, exercised, forfeited or terminated are as follows:

	Weighted average fair value at date of grant	Weighted average exercise price	Number of option shares

			Total	Not Exercisable	Exercisable
Balances January 1, 2002		$14.28	1,779,114	555,138	1,223,976

For the year ended December 31, 2002:
Options granted	$8.73	$20.16	158,750	158,750	--
Options vested			--	(163,526)	163,526
Options forfeited		18.20	(83,977)	(48,174)	(35,803)
Options exercised		13.38	(88,662)	--	(88,662)
Options terminated		16.43	(4,250)	(4,250)	--
Number of option shares
At December 31, 2002		$14.66	1,760,975	497,938	1,263,037

For the year ended December 31, 2003:
Options granted	$6.00	$18.61	210,400	210,400	--
Options vested			--	(172,714)	172,714
Options forfeited		18.51	(105,500)	(48,838)	(56,662)
Options exercised		11.85	(164,985)	--	(164,985)
Options terminated		--	--	--	--
Number of option shares
At December 31, 2003		$15.18	1,700,890	486,786	1,214,104

For the year ended December 31, 2004:
Options granted	$9.35	$30.03	174,800	174,800	--
Options vested			--	(175,170)	175,170
Options forfeited		17.88	(15,232)	(12,399)	(2,833)
Options exercised		13.30	(508,271)	--	(508,271)
Options terminated		--	--	--	--
Number of option shares
At December 31, 2004		$17.78	1,352,187	474,017	878,170


Financial data pertaining to outstanding stock options granted or assumed as a result of certain acquisitions at December 31, 2004 were as follows:

	Weighted average		Weighted average	Weighted average
	exercise price	Number of	option shares	exercise price	Remaining
Exercise	of option shares	option shares	vested and	of option shares	contractual
Price	granted	granted	exercisable	exercisable	life

$1.18 to 8.03	$4.80	9,396	9,396	$4.80	3.4 yrs
10.51	10.51	5,061	5,061	10.51	4.0 yrs
12.19 to 13.95	12.79	557,037	539,600	12.78	2.9 yrs
14.09 to 15.96	15.47	51,250	28,330	15.23	4.4 yrs
16.31 to 17.84	16.56	128,725	83,665	16.59	6.4 yrs
18.09 to 19.82	18.91	221,992	50,892	18.99	7.9 yrs
20.02 to 21.48	21.06	77,920	67,120	21.08	3.5 yrs
22.05 to 23.28	22.24	124,006	93,406	22.15	4.7 yrs
25.28	25.28	3,500	700	25.28	9.0 yrs
26.23 to 27.80	26.35	52,300	--	--	0.0 yrs
28.48 to 29.66	29.55	3,500	--	--	0.0 yrs
31.71	31.71	117,500	--	--	0.0 yrs
	$17.78	1,352,187	878,170	$15.12

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

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in


one of four categories and given a percentage weight - 0%, 20%, 50% or 100% - based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements:

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
December 31, 2004:
The Company - consolidated
Total capital to risk-weighted assets	$281,358	12.24%	$183,943	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	251,618	10.94	91,972	4.00	N/A	N/A
Tier 1 leverage capital to average assets	251,618	8.93	112,765	4.00	N/A	N/A

The Bank
Total capital to risk- weighted assets	258,445	11.26	183,543	8.00	$229,429	10.00%
Tier 1 capital to risk- weighted assets	228,899	9.98	91,771	4.00	137,657	6.00
Tier 1 leverage capital to average assets	228,899	8.13	112,572	4.00	140,715	5.00

December 31, 2003:
The Company - consolidated
Total capital to risk-weighted assets	$244,301	12.77%	$152,996	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	219,601	11.48	76,498	4.00	N/A	N/A
Tier 1 leverage capital to average assets	219,601	8.73	100,573	4.00	N/A	N/A

The Bank
Total capital to risk- weighted assets	222,192	11.64	152,764	8.00	$190,955	10.00%
Tier 1 capital to risk- weighted assets	197,528	10.34	76,382	4.00	114,573	6.00
Tier 1 leverage capital to average assets	197,528	7.87	100,446	4.00	125,557	5.00

Company management believes that under the current regulations as of December 31, 2004, the Company and the Bank individually met all capital adequacy requirements to which they were subject. Further, there have been no conditions or events since that date that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank.

Note 19: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in


which the Bank holds a security interest. Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2004.

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

Note 21: GOODWILL AND INTANGIBLES

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is no longer amortized but is reviewed annually for impairment. Other intangible assets are amortized over their useful lives. The following table provides the gross carrying value and accumulated amortization for intangible assets as of December 31, 2004 and 2003 (in thousands):

Goodwill and intangibles consisted of the following (in thousands):
	December 31
	2004	2003
Costs in excess of net assets acquired (goodwill) net of accumulated amortization of $12,594,000	$36,229	$36,229

Core deposit intangible, net of accumulated amortization of $596,000 and $454,000, respectively	118	260

Internet domain name, net of accumulated amortization of $3 and $1, respectively	22	24
	$36,369	$36,513


Intangible Assets: The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill is as follows (in thousands):

	December 31, 2004
	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core Deposit Intangible (CDI)	$714	$(596)	$118
Mortgage Servicing Rights (MSR)*	2,058	(493)	1,565
Internet Domain Name	25	(3)	22
	$2,797	$(1,092)	$1,705

	December 31, 2003
	Gross
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core Deposit Intangible (CDI)	$714	$(454)	$260
Mortgage Servicing Rights (MSR)*	2,352	(376)	1,976
Internet Domain Name	25	(1)	24
	$3,091	$(831)	$2,260

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income. Mortgage servicing rights are recorded on an individual basis with the gross carrying amount and accumulated amortization fully written off if the loan repays in full.

Amortization expense for the years ended December 31, 2004, 2003 and 2002 includes $142,000, $199,000 and $255,000, respectively, of expense related to the CDI amortization and $489,000, $1,021,000 and $686,000, respectively, of expense related to the MSR amortization. MSRs capitalized/recognized for the years ended December 31, 2004, 2003 and 2002 were $78,000, $1,576,00 and $1,046,000, respectively.

Estimated amortization expense in future years with respect to existing intangibles (in thousands):

			Internet
Year Ended	CDI	MSR	Domain Name	TOTAL
December 31, 2005	$86	$346	$2	$434
December 31, 2006	30	286	2	318
December 31, 2007	--	237	2	239
December 31, 2008	--	195	2	197
December 31, 2009	--	161	2	163

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

	Years Ending December 31
	2004		2003
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Assets:
Cash and due from banks	$51,767	$51,767	$77,298	$77,298
Securities available for sale	547,835	547,835	674,942	674,942
Securities held to maturity	49,914	51,437	27,232	28,402
Loans receivable held for sale	2,145	2,176	15,912	16,199
Loans receivable	2,061,093	2,074,752	1,684,953	1,701,127
FHLB stock	35,698	35,698	34,693	34,693
Mortgage servicing rights	1,565	1,796	1,976	2,198

Liabilities:
Demand, NOW and money market accounts	714,802	698,725	641,567	641,567
Regular savings	155,931	153,143	48,350	48,350
Certificates of deposit	1,055,176	1,051,787	981,023	988,451
FHLB advances	585,558	594,417	612,552	630,889
Junior subordinated debentures and other borrowings	140,284	140,584	126,147	125,731

Off-balance-sheet financial instruments:
Commitments to originate loans	50	50	26	26
Commitments to sell loans	(50)	(50)	(19)	(19)
Commitments to purchase securities	--	--	--	--

Fair value estimates, methods and assumptions are set forth below for the Company's financial and off-balance-sheet instruments:

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


Commitments: Commitments to sell loans with notional balances of $23,685,000 and $17,653,000 at December 31, 2004 and 2003, respectively, have a carrying value of ($50,000) and ($19,000), representing the fair value of such commitments. Interest rate lock commitments to originate loans held for sale with notional balances of $23,685,000 and $18,866,000 at December 31, 2004 and 2003, respectively, have a carrying value of $50,000 and $26,000. Other commitments to fund loans totaled $609,744,000 and $527,454,000 at December 31, 2004 and 2003, respectively, and have a carrying value of $0 at both dates, representing the cost of such commitments. There are no commitments to purchase securities at December 31, 2004. Commitments to purchase securities at December 31, 2003, with a notional balance of 1.2 million, have a carrying value of zero, representing the cost of such commitments. There were no commitments to sell securities at December 31, 2004 or 2003

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 23: Banner Corporation (BANR)

        (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

BANR

Statements of Financial Condition

December 31, 2004 and 2003

		December 31
		2004	2003
ASSETS
Cash		$13,713	$9,109
Investment in trust equities		2,168	1,703
Investment in subsidiaries		264,536	237,430
Deferred tax asset		375	340
Other assets		10,333	14,009
		$291,125	$262,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities		$3,737	$3,088
Junior subordinated debentures		72,168	56,703
Stockholders' equity		215,220	202,800
		$291,125	$262,591

BANR
Statements of Income
For the years ended December 31, 2004, 2003 and 2002
	Years Ended
	December 31
	2004	2003	2002
INTEREST INCOME:
Certificates, time deposits and dividends	$384	$291	$442

OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	11,242	9,259	6,715
Equity in undistributed income of subsidiaries	11,185	9,258	4,232
Other Income	83	63	--
Interest on other borrowings	(3,461)	(2,296)	(1,185)
Other expense	(1,830)	(1,827)	(1,838)
	17,603	14,748	8,366

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,737)	(1,359)	(894)

NET INCOME	$19,340	$16,107	$9,260


BANR

Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

	Years Ended
	December 31
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$19,340	$16,107	$9,260
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(11,185)	(9,258)	(4,232)
Amortization	150	114	65
(Increase) decrease in deferred taxes	(35)	--	65
(Increase) decrease in other assets	3,589	(11,457)	1,916
Increase (decrease) in other liabilities	548	2,658	(262)
Net cash provided (used) by operating activities	12,407	(1,836)	6,812

INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(110)	(47)	(71)
Investment in financing subsidiaries	(465)	(483)	(1,220)
Payments received on loan to ESOP for release of shares	1,742	1,635	1,244
Additional funds invested in subsidiaries	(20,000)	(35,000)	--
Net cash provided (used) by investing activities	(18,833)	(33,895)	(47)

FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debentures	15,465	15,087	39,943
Repurchases of stock	--	(475)	(8,391)
Issuance (repurchase) of forfeited MRP shares	--	379	--
Net proceeds from exercise of stock options	2,678	1,954	2,002
Cash dividends paid	(7,113)	(6,486)	(6,478)
Net cash provided (used) by financing activities	11,030	10,459	27,076

NET INCREASE (DECREASE) IN CASH	4,604	(25,272)	33,841
CASH, BEGINNING OF PERIOD	9,109	34,381	540
CASH, END OF PERIOD	$13,713	$9,109	$34,381

	Years Ended
	December 31
	2004	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,084	$2,328	$2,126
Taxes paid	8,807	--	--
Non-cash transactions:
Net change in accrued dividends payable	186	148	72
Net change in unrealized gain (loss) in deferred compensation trust and related liability, including subsidiaries	2,375	175	117
Recognize tax benefit of vested MRP shares, including subsidiaries	--	--	3

Note 24: STOCK REPURCHASE

The Company has periodically engaged in stock repurchase activity. During the years ended December 31, 2004 and 2003, the Company repurchased 134,263 and 19,831 shares of its stock at average prices of $31.00 and $23.96 per share, respectively. In both years, these repurchases occurred in connection with the exercise of stock options. On July 22, 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months.


Note 25: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE (in thousands)

	Years Ended
	December 31
	2004	2003	2002

Total shares issued	13,201	13,201	13,201
Less stock repurchased/retired including shares allocated to MRP	(1,620)	(1,855)	(1,692)

Less unallocated shares held by the ESOP	(439)	(516)	(577)

Basic weighted average shares outstanding	11,142	10,830	10,932

Plus MRP and stock option incremental shares considered outstanding for diluted
EPS calculations	593	387	420
Diluted weighted average shares outstanding	11,735	11,217	11,352

Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (in thousands except for per share data):

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$36,627	$37,832	$40,400	$41,371
Interest expense	13,918	14,432	15,300	16,265
Net interest income	22,709	23,400	25,100	25,106
Provision for loan losses	1,450	1,450	1,444	1,300
Net interest income after provision for loan losses	21,259	21,950	23,656	23,806
Non-interest income	3,816	4,125	4,750	4,277
Non-interest expense	18,828	19,536	20,922	20,428
Income before provision for income taxes	6,247	6,539	7,484	7,655
Provision for income taxes	1,884	1,991	2,322	2,388
Net operating income	$4,363	$4,548	$5,162	$5,267

Basic earnings per share	$0.39	$0.41	$0.46	$0.47
Diluted earnings per share	$0.38	$0.39	$0.44	$0.45
Cash dividends declared	$0.16	$0.16	$0.16	$0.17

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$34,718	$35,412	$34,522	$35,789
Interest expense	15,310	15,347	14,862	14,329
Net interest income	19,408	20,065	19,660	21,460
Provision for loan losses	2,250	2,250	1,400	1,400
Net interest income after provision for loan losses	17,158	17,815	18,260	20,060
Non-interest income	4,818	5,383	5,539	3,841
Non-interest expense	17,057	17,275	17,868	17,676
Income before provision for income taxes	4,919	5,923	5,931	6,225
Provision for income taxes	1,490	1,802	1,778	1,821
Net operating income	$3,429	$4,121	$4,153	$4,404

Basic earnings per share	$0.32	$0.38	$0.38	$0.40
Diluted earnings per share	$0.31	$0.37	$0.37	$0.39
Cash dividends declared	$0.15	$0.15	$0.15	$0.16


Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Year Ended December 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$36,018	$36,276	$36,349	$35,633
Interest expense	17,104	16,843	16,270	15,752
Net interest income	18,914	19,433	20,079	19,881
Provision for loan losses	3,000	4,000	4,000	10,000
Net interest income after provision for loan losses	15,914	15,433	16,079	9,881
Non-interest income	3,218	3,549	3,931	5,179
Non-interest expense	13,326	13,840	15,300	17,979
Income before provision for income taxes	5,806	5,142	4,710	(2,919)
Provision for income taxes	1,897	1,615	1,329	(1,362)
Net operating income	$3,909	$3,527	$3,381	$(1,557)

Basic earnings per share	$0.35	$0.32	$0.31	$(0.14)
Diluted earnings per share	$0.34	$0.30	$0.30	$(0.14)
Cash dividends declared	$0.15	$0.15	$0.15	$0.15

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2004, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$279,407
Revolving open-end lines secured by 1-4 family residential properties	25,944
Other, primarily business and agricultural loans	317,614
Standby letters of credit and financial guarantees	10,465

Total	$633,430

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

10{a}

Employment Agreement with Gary L. Sirmon, dated as of January 1, 2004 [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{b}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1996].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1996].

10{g}

Consultant Agreement with Jesse G. Foster, dated as of December 19, 2003. [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-23584)].

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

10{m}

Supplemental Executive Retirement Program Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (file No. 0-26584)].

10{n}

Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker and Cynthia D. Purcell [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{o}	1998 Stock Option Plan [incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

10{p}	2001 Stock Option Plan [incorporated by reference to Exhibit B to the Proxy Statement of the Annual Meeting of Stockholders dated March 16, 2001].

10{q}

Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, Paul E. Folz, John R. Neill and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm - Moss Adams LLP.

23.2	Consent of Registered Independent Public Accounting Firm - Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT
Parent
Banner Corporation

Subsidiaries	Percentage of Ownership	Jurisdiction of State of Incorporation

Banner Bank (1)	100%	Washington

Community Financial Corporation (2)	100%	Oregon

Northwest Financial Corporation (2)	100%	Washington

(1)     Wholly owned by Banner Corporation
(2)     Wholly owned by Banner Bank


EXHIBIT 23.1

Consent of Registered Independent Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, 333-71625, and 333-67168 of Banner Corporation on Form S-8 of our report dated February 4, 2005, appearing in the Annual Report on Form 10-K of Banner Corporation for the year ended December 31, 2004.

/s/ Moss Adams LLP
Spokane, Washington
March 11, 2005


EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, 333-71625, and 333-67168 on Forms S-8 of our report dated March 11, 2005, appearing in this Annual Report on Form 10-K of Banner Corporation and subsidiaries for the year ended December 31, 2004.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 11, 2005

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 11, 2005		/s/D. Michael Jones
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 11, 2005		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer


EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

*	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
*	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

March 11, 2005	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

March 11, 2005	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer