Form 10-K/A
period 2004-12-31
BANNER CORP
filed 2005-04-19
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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


Amendment No. 1 to the Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2004

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report Form 10-K for the fiscal year ended December 31, 2004 as filed on March 15, 2005 (the "Annual Report) to correct a typographical error in the date of the report of Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the two years in the period ended December 31, 2003 and typographical errors contained in the Consent of Independent Registered Public Accounting Firm that was issued by Deloitte & Touche LLP and contained in Exhibit 23.2.

The complete text of the report amended as well as the consolidated financial statements and financial statement schedules filed under Part IV, Item 15(a) (1) and 15(a) (2), is included in the Amendment pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. This Amendment amends and restates in their entirety only Part IV, Items 15(a) (1) and 15(a) (2), as well as Part IV, Item 15(b), which contains the exhibit list. This revised consent is contained in Exhibit 23.2. This Amendment does not affect any other Items and Exhibits in the Annual Report, and those unaffected Items or Exhibits are not included in this Amendment.

This Amendment continues to speak as of the date of the original Annual Report, and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing to the original Annual Report, including any amendments to those filings.


Part IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		See Index to Consolidated Financial Statements on page 5.

	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

(b)		Exhibits

		See Index of Exhibits on page 51.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2005.

BANNER CORPORATION

April 18, 2005	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer

April 18, 2005	/s/ Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer

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
(2)     Wholly owned by Banner Bank


EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, 333-71625, and 333-67168 on Forms S-8 of our report dated March 11, 2004, relating to the financial statements of Banner Corporation and subsidiaries for the two years ended December 31, 2003, appearing in this Annual Report on Form 10-K of Banner Corporation and subsidiaries for the year ended December 31, 2004.

/s/Deloitte & Touche LLP
Seattle, Washington
March 11, 2005


EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

April 18, 2005		/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer


EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

April 18, 2005		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer


EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Amendment No. 1 to the Annual Report on Form 10-K, that:

*	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
*	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

April 18, 2005	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

April 18, 2005	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer
