Form 10-Q
period 2005-03-31
BANNER CORP
filed 2005-05-10
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ to ___________________

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)

10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (509) 527-3636

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of April 30, 2005 11,924,297 shares*

* Includes 374,595 shares held by employee stock ownership plan (ESOP) that have not been released, committed to be released, or allocated to participant accounts.


BANNER CORPORATION AND SUBSIDIARIES
 Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:
Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 2004	2

Consolidated Statements of Income for the Quarters Ended March 31, 2005 and 2004	3

Consolidated Statements of Comprehensive Income (Loss) for the Quarters Ended March 31, 2005 and 2004	4

Consolidated Statements of Changes in Stockholders' Equity for the Quarters Ended March 31, 2005 and 2004	5

Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2005 and 2004	7

Selected Notes to Consolidated Financial Statements	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements	12

General	12

Comparison of Financial Condition at March 31, 2005 and December 31, 2004	12

Comparison of Results of Operations for the Quarters Ended March 31, 2005 and 2004	14

Asset Quality	19

Liquidity and Capital Resources	20

Financial Instruments with Off-Balance-Sheet Risk	21

Capital Requirements	21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	23

Sensitivity Analysis	23

Item 4 - Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 - Defaults upon Senior Securities	28

Item 4 - Submission of Matters to a Vote of Stockholders	28

Item 5 - Other Information	28

Item 6 - Exhibits	29

SIGNATURES	30


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except shares)
March 31, 2005 (Unaudited) and December 31, 2004
ASSETS	(Unaudited) March 31 2005	December 31 2004
Cash and due from banks	$57,994	$51,767
Securities available for sale, cost $548,879 and $548,722, respectively
Encumbered	28,136	31,096
Unencumbered	512,570	516,739
	540,706	547,835
Securities held to maturity, fair value $51,627 and $51,437, respectively
Encumbered	--	--
Unencumbered	50,515	49,914
	50,515	49,914

Federal Home Loan Bank stock	35,844	35,698
Loans receivable:
Held for sale, fair value $3,266 and $2,176	3,217	2,145
Held for portfolio	2,158,620	2,090,703
Allowance for loan losses	(29,736)	(29,610)
	2,132,101	2,063,238

Accrued interest receivable	15,982	15,097
Real estate owned, held for sale, net	1,034	1,485
Property and equipment, net	42,261	39,315
Goodwill and other intangibles, net	36,347	36,369
Deferred income tax asset, net	7,964	5,888
Bank-owned life insurance	35,773	35,371
Other assets	16,261	15,090
	$2,972,782	$2,897,067
LIABILITIES
Deposits:
Non-interest-bearing	$257,437	$234,761
Interest-bearing	1,737,093	1,691,148
	1,994,530	1,925,909

Advances from Federal Home Loan Bank	594,958	583,558
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	72,168	72,168
Other borrowings	63,263	68,116
Accrued expenses and other liabilities	25,294	25,027
Deferred compensation	5,531	5,208
Income taxes payable	3,375	1,861
	2,759,119	2,681,847
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value per share, 27,500,000 shares authorized, 13,201,419 shares issued:
11,890,541 shares and 11,856,889 shares outstanding at March 31, 2005 and December 31, 2004, respectively.	127,829	127,460
Retained earnings	95,082	92,327
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(5,613)	(888)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:	(3,096)	(3,096)
374,595 restricted shares outstanding at March 31, 2005 and December 31, 2004, respectively, at cost
Carrying value of shares held in trust for stock related compensation plans	(6,091)	(6,135)
Liability for common stock issued to deferred, stock related, compensation plans	5,552	5,552
	(539)	(583)
	213,663	215,220
	$2,972,782	$2,897,067

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (in thousands except for per share amounts)
For the Quarters Ended March 31, 2005 and 2004

	2005	2004
INTEREST INCOME:
Loans receivable	$36,137	$29,019
Mortgage-backed securities	3,673	4,527
Securities and cash equivalents	2,849	3,081
	42,659	36,627
INTEREST EXPENSE:
Deposits	10,414	7,864
Federal Home Loan Bank advances	5,617	5,125
Junior subordinated debentures	1,067	692
Other borrowings	332	237
	17,430	13,918
Net interest income before provision for loan losses	25,229	22,709
PROVISION FOR LOAN LOSSES	1,203	1,450
Net interest income	24,026	21,259

OTHER OPERATING INCOME:
Deposit fees and other service charges	2,004	1,843
Mortgage banking operations	1,231	1,252
Loan servicing fees	439	266
Gain on sale of securities	--	11
Miscellaneous	323	444
Total other operating income	3,997	3,816

OTHER OPERATING EXPENSES:
Salary and employee benefits	13,793	12,103
Less capitalized loan origination costs	(2,041)	(1,487)
Occupancy and equipment	3,227	2,487
Information/computer data services	1,117	1,026
Professional services	801	915
Advertising	1,351	1,108
Miscellaneous	3,055	2,676
Total other operating expenses	21,303	18,828

Income before provision for income taxes	6,720	6,247

PROVISION FOR INCOME TAXES	2,013	1,884

NET INCOME	$4,707	$4,363
Earnings per common share (see Note 5):
Basic	$0.41	$0.39
Diluted	$0.39	$0.38
Cumulative dividends declared per common share:	$0.17	$0.16

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in thousands except for per share amounts)
For the Quarters Ended March 31, 2005 and 2004

	2005	2004
NET INCOME	$4,707	$4,363

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $(2,550) and $1,550, respectively.	(4,725)	2,878
Less adjustment for (gains)/losses included in net income, net of income tax (benefit) of $-- and $4, respectively	--	(7)
Other comprehensive income (loss)	(4,725)	2,871

COMPREHENSIVE INCOME (LOSS)	$(18)	$7,234

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Quarters Ended March 31, 2005 and 2004
	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2004	$123,375	$80,286	$3,191	$(3,589)	$(463)	$$202,800
Net income		4,363				4,363

Change in valuation of securities available for sale, net of income taxes			2,871			2,871

Cash dividend on common stock ($.16/share cumulative)		(1,848)				(1,848)

Common stock surrendered as consideration for exercise of stock options	(217)					(217)

Proceeds from issuance of common stock for exercise of stock options	1,627					1,627

Net issuance of stock through employees' stock plans, including tax benefit	(55)			(39)		(94)

Amortization of compensation related to MRP					33	33
BALANCE, March 31, 2004	$124,730	$82,801	$6,062	$(3,628)	$(430)	$209,535

BALANCE, January 1, 2005	$127,460	$92,327	$(888)	$(3,096)	$(583)	$$215,220
Net income		4,707				4,707

Change in valuation of securities available for sale, net of income taxes			(4,725)			(4,725)

Cash dividend on common stock ($.17/share cumulative)		(1,952)				(1,952)

Common stock surrendered as consideration for exercise of stock options	(233)					(233)

Proceeds from issuance of common stock for exercise of stock options	582					582

Net issuance of stock through employees' stock plans, including tax benefit	20					20

Amortization of compensation related to MRP					44	44
BALANCE, March 31, 2005	$127,829	$95,082	$(5,613)	$(3,096)	$(539)	$213,663

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (continued) ( in thousands)
For the Quarters Ended March 31, 2005 and 2004

	2005	2004
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,344)	(1,728)
Purchase and retirement of common stock	(8)	(7)
Issuance of common stock to exercised stock options and/or employee stock plans	42	113
Number of shares retired, end of period	(1,310)	(1,622)

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	11,891	11,579

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(375)	(434)
Adjustment of earned shares	--	(5)
Number of shares, end of period	(375)	(439)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Quarters Ended March 31, 2005 and 2004
	2005	2004
OPERATING ACTIVITIES:
Net income	$4,707	$4,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,173	845
Amortization	824	585
(Loss)gain on sale of securities	--	(11)
Increase in cash surrender value of bank-owned life insurance	(402)	(474)
(Loss)gain on sale of loans, excluding capitalized servicing rights	(1,230)	(1,210)
(Loss)gain on disposal of real estate held for sale and property and equipment	55	(91)
Provision for losses on loans and real estate held for sale	1,208	1,450
FHLB stock dividend	(146)	(345)
Net change in:
Loans held for sale	(1,072)	3,812
Other assets	(1,784)	(1,531)
Other liabilities	2,177	(1,082)
Net cash provided by operating activities	5,510	6,311

INVESTING ACTIVITIES:
Purchases of available for sale securities	(18,989)	(147,022)
Principal repayments and maturities of available for sale securities	18,529	113,120
Proceeds from sales of available for sale securities	--	19,435
Purchases of held to maturity securities	(765)	(3,825)
Principal repayments and maturities of held to maturity securities	144	16
Origination of loans, net of principal repayments	(146,280)	(141,733)
Purchases of loans and participating interest in loans	(23)	(2,670)
Proceeds from sales of loans and participating interest in loans	78,206	71,681
Purchases of property and equipment-net	(4,172)	(2,806)
Proceeds from sale of real estate held for sale-net	530	1,076
Other	(34)	(28)
Net cash used by investing activities	(72,854)	(92,756)

FINANCING ACTIVITIES:
Increase in deposits	68,621	78,950
Proceeds from FHLB advances	771,400	319,200
Repayment of FHLB advances	(760,000)	(346,594)
Proceeds from issuance of junior subordinated debentures	--	15,000
Repayment of repurchase agreement borrowings	(2,552)	(3,620)
Increase (decrease) in other borrowings, net	(2,301)	8,621
Cash dividends paid	(1,946)	(1,832)
Repurchases of stock, net of forfeitures	(233)	(217)
ESOP shares earned	--	(94)
Exercise of stock options	582	1,627
Net cash provided by financing activities	73,571	71,041

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	6,227	(15,404)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	51,767	77,298
CASH AND DUE FROM BANKS, END OF PERIOD	$57,994	$61,894

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
For the Quarters Ended March 31, 2005 and 2004
(Continued from prior page)

	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$16,667	$14,783
Taxes paid in cash	4	2,250
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	50	19
Net change in accrued dividends payable	6	16
Recognition of investment in trusts due to deconsolidation	--	475
Change in other assets/liabilities	59	--
Recognize tax benefit of vested MRP shares	20	--

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Critical Accounting Policies

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of commercial banking through its wholly owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and its 51 branch offices and 13 loan production offices located in 23 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the determination of the provision and allowance for loan and lease losses and the valuation of goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Stock Compensation Plans: The Company measures its employee stock-based compensation arrangements under the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (revised 2004) and reissued as SFAS 123(R), Share Based Payment, the Company's net income available to common stockholders on a diluted basis and diluted earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Quarters Ended March 31

	2005	2004
Net income available to common stockholders:
Basic:
As reported	$4,707	$4,363
Pro forma	4,406	4,125
Diluted:
As reported	$4,707	$4,363
Pro forma	4,406	4,125
Net income per common share:
Basic:
As reported	$0.41	$0.39
Pro forma	0.38	0.37
Diluted:
As reported	$0.39	$0.38
Pro forma	0.37	0.35

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


The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for new grants:

	Quarter Ended
	2005		2004
Annual dividend yield	2.31%		2.34 to 2.43%
Expected volatility	31.2%		31.7 to 32.1%
Risk free interest rate	3.73 to 4.15%		2.72 to 4.05%
Expected lives	5 to 9	yrs	5 to 9	yrs

Certain reclassifications have been made to the 2004 financial statements and/or schedules to conform to the 2005 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of such reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Note 2: Recent Developments and Significant Events

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(Revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company's financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. On April 21, 2005, the SEC issued a ruling extending the mandatory compliance date for Statement 123(R). Under the ruling public entities (other than those filing as small business issuers) will be required to apply Statement No. 123(R) as of the first interim or annual reporting period beginning after December 15, 2005. The Company plans to adopt the provisions of FASB Statement No. 123(R) effective January 1, 2006, and is in the process of evaluating the impact on its consolidated financial position and consolidated results of operations.

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


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

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	March 31	December 31	March 31
	2005	2004	2004

Interest-bearing deposits included in cash and due from banks	$3,073	$47	$6,584

Mortgage-backed securities	323,610	332,185	454,037
Other securities-taxable	218,783	216,826	223,102
Other securities-tax exempt	45,270	44,801	41,743
Equity securities with dividends	3,558	3,937	5,873
Total securities	591,221	597,749	724,755

Federal Home Loan Bank (FHLB) stock	35,844	35,698	35,038

	$630,138	$633,494	$766,377

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended March 31

	2005	2004
Mortgage-backed securities interest	$3,673	$4,527

Taxable interest and dividends	2,375	2,315
Tax-exempt interest	503	421
FHLB stock dividends	(29)	345
	2,849	3,081

	$6,522	$7,608

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data

(in thousands):

	Quarters Ended March 31

	2005	2004
Total shares originally issued	13,201	13,201
Less retired weighted average shares plus unvested weighted average shares allocated to MRP	(1,356)	(1,711)
Less unallocated shares held by the ESOP	(375)	(439)

Basic weighted average shares outstanding	11,470	11,051

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	451	583
Diluted weighted average shares outstanding	11,921	11,634


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis (MD&A) and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report on Form 10-K. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, management's ability to maintain acceptable asset quality and to successfully resolve new or existing credit issues, competition, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, agricultural commodity prices, crop yields and weather conditions, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."

General

Banner Corporation, a Washington corporation, is primarily engaged in the business of commercial banking through its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank is a regional bank which offers a wide variety of commercial banking services and financial products to both businesses and individuals in its primary market areas. The Bank conducts business from its main office in Walla Walla, Washington, and its 51 branch offices and 13 loan production offices located in 23 counties in Washington, Oregon and Idaho.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, the Company's net interest income increased $2.8 million for the quarter ended March 31, 2005, compared to the same period a year earlier, as a result of strong growth in interest-bearing assets and liabilities and improved credit quality.

The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. Provision for loan losses at $1.2 million for the quarter ended March 31, 2005, declined by $247,000 compared to $1.5 million for the quarter ended March 31, 2004. Other operating income increased by $181,000 for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, largely as a result of increased mortgage loan servicing and deposit fees. Other operating expenses increased $2.5 million for the quarter ended March 31, 2005, compared to the same period ended March 31, 2004, reflecting the Company's significant expansion as detailed below in the "Comparison of Financial Condition at March 31, 2005 and December 31, 2004" and "Comparison of Results of Operations for the Quarters ended March 31, 2005 and 2004" sections of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

General: Total assets increased $75.7 million, or 2.6%, from $2.897 billion at December 31, 2004, to $2.973 billion at March 31, 2005. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $68.9 million, or 3.3%, from $2.063 billion at December 31, 2004, to $2.132 billion at March 31, 2005. Loan portfolio growth was broad-based and included increases of $11.6 million in mortgages secured by commercial real estate loans, $5.5 million in multifamily real estate loans, $48.4 million in construction and land loans and $11.7 million in non-mortgage commercial loans. These increases reflect the Company's continuing effort to increase the portion of its loans invested in commercial, construction and land development real estate loans, and non-mortgage commercial business loans. The large increase in construction and land loans was particularly noteworthy and reflects continued strong demand for and sales of new homes in many of the markets served by the Bank. The Company also had an increase of $8.4 million in one- to four-family residential real estate loans and $1.0 million in consumer loans. By contrast, agricultural business loans including those secured by farmland decreased $17.6 million during the quarter, for the most part reflecting reduced seasonal activity. Securities available for sale and held to maturity decreased $6.5 million, or 1.1%, from $597.7 million at December 31, 2004, to $591.2 million at March 31, 2005, primarily as a result of declines in the fair value of the portion of the portfolio designated as available for sale as a result of changes in the level of market interest rates. As noted in the Consolidated Statements of Financial Condition, higher market interest rates resulted in an unrealized holding loss of $8.2 million for the Company's available for sale securities at March 31, 2005, compared to an unrealized loss of $887,000 at December 31, 2004. The Company also had an increase of $402,000 in bank-owned life insurance from the growth of cash surrender values on existing policies. Property and equipment


increased by $2.9 million to $42.3 million at March 31, 2005, from $39.3 million at December 31, 2004. The increase included the acquisition of sites for new branches to be built in Pasco, Washington and Meridian (Boise), Idaho, as well as construction costs associated with new offices being built in Walla Walla and Vancouver, Washington and tenant improvements made to locations in Spokane and Lynnwood, Washington. Deposits grew $68.6 million, or 3.6%, from $1.926 billion at December 31, 2004, to $1.995 billion at March 31, 2005. Non-interest-bearing deposits increased $22.7 million, or 9.7%, while interest-bearing deposits increased, $45.9 million, or 2.7%, from the December 31, 2004 amounts. The aggregate total of transaction and savings accounts, including money market accounts, increased by $65.2 million, reflecting the Bank's focused efforts to grow these important core deposits. Increasing core deposits is a key element of the Bank's expansion strategy including the recent and planned addition and renovation of branch locations as explained in more detail below. FHLB advances increased $11.4 million from $583.6 million at December 31, 2004, to $595.0 million at March 31, 2005, while other borrowings decreased $4.9 million to $63.2 million at March 31, 2005. The decrease in other borrowings reflects a $2.3 million decrease in retail repurchase agreements which are primarily related to customer cash management accounts and a decrease of $2.6 million of repurchase agreement borrowings from securities dealers.

The following tables provide additional detail on the Company's loans and deposits (dollars in thousands):

March 31 2005			December 31 2004		March 31 2004
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate	$559,195	25.87%	$547,574	26.16%	$488,137	27.17%
Multifamily real estate	113,205	5.24	107,745	5.15	92,687	5.16
Construction and land	554,560	25.65	506,137	24.18	407,561	22.69
Commercial business	406,948	18.82	395,249	18.89	321,979	17.92
Agricultural business, including secured by farmland	130,776	6.05	148,343	7.09	138,501	7.71
One-to four-family real estate	316,345	14.63	307,986	14.72	279,497	15.56

Consumer	37,407		36,556		35,620
Consumer secured by one- to four-family	43,401		43,258		32,600
Total consumer	80,808	3.74	79,814	3.81	68,220	3.79
Total loans outstanding	2,161,837	100.00%	2,092,848	100.00%	1,796,582	100.00%

Less allowance for loan losses	29,736		29,610		26,885

Total net loans outstanding at end of period	$2,132,101		$2,063,238		$1,769,697

March 31 2005			December 31 2004		March 31 2004
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Demand and NOW checking	$503,638	25.25%	$472,584	24.54%	$478,539	27.35%
Regular savings accounts	159,101	7.98	155,931	8.10	49,734	2.84
Money market accounts	273,179	13.70	242,218	12.58	204,393	11.68
Total transaction and saving accounts	935,918	46.93	870,733	45.22	732,666	41.87

Certificates which mature or reprice:
Within 1 year	651,236		664,571		661,735
After 1 year, but within 3 years	347,198		322,178		254,565
After 3 years	60,178		68,427		100,924
Total certificate accounts	1,058,612	53.07	1,055,176	54.78	1,017,224	58.13
Total	$1,994,530	100.00%	$1,925,909	100.00%	$1,749,890	100.00%


Comparison of Results of Operations for the Quarters Ended March 31, 2005 and 2004

General. For the quarter ended March 31, 2005, the Company had net income of $4.7 million, or $.39 per share (diluted), compared to net income of $4.4 million, or $.38 per share (diluted), for the quarter ended March 31, 2004. The Company's improved operating results reflect significant growth of assets and liabilities, as well as changes in the mix of those assets and liabilities and decreased credit cost as a result of reductions in non-accrual loans and provision for loan losses. The Company's operating results also reflect substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses reflecting the significant growth in locations, operations and staff as the Bank continues to expand. New, relocated or renovated locations that contributed to the higher level of operating expenses during the current quarter, as compared to the same period a year ago, include leased offices in Boise and Twin Falls, Idaho which were opened late in the first quarter of 2004; branches in Hillsboro, Oregon and Walla Walla, Washington that opened in the second quarter of 2004; a total rebuild of the Bank's main Yakima, Washington branch which was completed in the fourth quarter of 2004; as well as five new branches in the greater Seattle area and the construction and relocation of a branch in Lynden, Washington, all of which became fully functional in the first quarter of 2005. The Company also completed the renovation and took occupancy of a new operations facility in Walla Walla, Washington and significantly added to its Seattle corporate lending staff during the third quarter of 2004. In addition, the Company currently has construction in progress for two new branch facilities in Walla Walla and Vancouver, Washington and is moving forward on plans for five previously announced facilities in southern Idaho.

Compared to levels a year ago, total assets increased 9.6%, to $2.973 billion at March 31, 2005, net loans increased 20.5%, to $2.132 billion, deposits grew 14.0%, to $1.995 billion, and borrowings, including junior subordinated debentures, decreased $1.4 million to $730.4 million. Average interest earning assets were $2.759 billion for the quarter ended March 31, 2005, an increase of $292.2 million, or 11.8%, compared to the same period a year earlier. Average equity was 7.50% of average assets for the quarter ended March 31, 2005, compared to 7.90% of average assets for the quarter ended March 31, 2004, reflecting increased balance sheet leverage.

Net Interest Income. Net interest income before provision for loan losses increased to $25.2 million for the quarter ended March 31, 2005, compared to $22.7 million for the quarter ended March 31, 2004, largely as a result of the growth in average interest-earning assets noted above. The net interest margin at 3.71% in the current quarter was nearly unchanged compared to both 3.70% for the quarter ended March 31, 2004 and 3.72% for the quarter ended December 31, 2004. This stability for the net interest margin is notable give the continued volatility in market interest rates and significant changes in Federal Reserve monetary policy over the past twelve months.

Interest Income. Interest income for the quarter ended March 31, 2005 was $42.7 million, compared to $36.6 million for the quarter ended March 31, 2004, an increase of $6.0 million, or 16.5%. The increase in interest income occurred as a result of a 30 basis point increase in the average yield on interest-earning assets, as well as significant growth in those assets. The yield on average interest-earning assets increased to 6.27% for the quarter ended March 31, 2005, compared to 5.97% for the same period a year earlier. Average loans receivable for the quarter ended March 31, 2005 increased by $374.8 million, or 21.4%, when compared to the quarter ended March 31, 2004. Interest income on loans for the quarter increased by $7.1 million, or 24.5%, compared to the prior year, reflecting the impact of the increase in average loan balances combined with a 22 basis point increase in the average yield. The increase in average loan yield reflects the ramping up of the level of market interest rates during the past year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect large portions of construction, commercial and agricultural loans. The average yield on loans was 6.89% for the quarter ended March 31, 2005, compared to 6.67% for the quarter ended March 31, 2004. While the recent level of market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree as certain fixed rate loans and loans with rate floors did not adjust upward in response to the initial increase in prime and other index rates. In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $82.6 million for the quarter ended March 31, 2005, and the interest and dividend income from those investments decreased $1.1 million compared to the quarter ended March 31, 2004. The average yield on mortgage-backed securities increased to 4.56% for the quarter ended March 31, 2005, from 4.43% for the comparable period in 2004, reflecting reduced amortization of purchase premiums on certain portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments and modestly higher rates on the portion of mortgage-backed securities that have adjustable interest rates. The average yield on other investment securities and cash equivalents increased to 4.30% for the quarter ended March 31, 2005, from 4.08% for the comparable quarter in 2004, largely reflecting the effect of higher market rates on certain adjustable rate securities. Earnings on FHLB stock decreased by $374,000, to $(29,000), in the quarter ended March 31, 2005, from $345,000 in the comparable quarter in 2004, despite a $1.0 million increase in the average balance held, as the Company did not record any dividend income for the quarter and reversed a small over accrual for the prior quarter. As a result, the dividend yield on FHLB stock was (0.33%) for the quarter ended March 31, 2005, compared to 4.00% for the quarter ended March 31, 2004. Dividends on FHLB stock have been established on a quarterly basis by vote of the Directors of the FHLB of Seattle; however, during the quarter ended December 31, 2004, the FHLB of Seattle announced that at the direction of its regulator future dividends would likely be restricted while the FHLB attempted to improve its capital position.

Interest Expense. Interest expense for the quarter ended March 31, 2005 was $17.4 million, compared to $13.9 million for the comparable period in 2004, an increase of $3.5 million, or 25.2%. The increase in interest expense was the result of the significant growth in interest-bearing liabilities combined with a 31 basis point increase in the average cost of all interest-bearing liabilities to 2.64% from 2.33%, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $2.6 million for the quarter ended March 31, 2005 compared to the same quarter a year ago, as a result of the significant deposit growth over the past twelve months as well as an increase in the cost of interest-bearing deposits. Reflecting the branch expansion and other growth activities, average deposit balances increased $290.0 million, or 17.4%, to $1.961 billion for the quarter ended March 31, 2005, from $1.671 billion for the quarter ended March 31, 2004, while, at the same time, the average rate paid on deposit balances


increased 26 basis points. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for deposits tend to be less severe and to lag changes in market rates. This lower degree of elasticity and lag effect for deposit pricing has been evident in the modest increase in deposit cost as the Federal Reserve has moved to increase short-term interest rates by 1.75% over the past nine months. Average FHLB advances totaled $579.6 million during the quarter ended March 31, 2005, compared to $603.8 million during the quarter ended March 31, 2004, a decrease of $24.3 million that was completely offset by the effects of a 52 basis point increase in the average cost of advances, resulting in a $492,000 increase in related interest expense. The average rate paid on FHLB advances increased to 3.93% for the quarter ended March 31, 2005, from 3.41% for the quarter ended March 31, 2004. While FHLB advances are generally fixed-rate, fixed-term borrowings, many of the Bank's more recent advances carried relatively shorter terms and were established in periods when market rates were lower. Reflecting the maturity and repricing of these short-term advances, the increased cost in the current quarter reflects new advances priced at current market rates. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $72.2 million and an average cost of 6.00% (including amortization of prepaid underwriting costs) for the quarter ended March 31, 2005. Junior subordinated debentures outstanding in the same quarter of the prior year had an average balance of $57.9 million and an average rate of 4.81%. The junior subordinated debentures are adjustable rate instruments with repricing frequencies of three to six months. The increased cost of the junior subordinated debentures reflects recent increases in short-term market interest rates. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $3.3 million, to $67.8 million for the quarter ended March 31, 2005, from $71.1 million for the same period in 2004, while the related interest expense increased $95,000, to $332,000, from $237,000 for the respective periods. The average balance of the wholesale borrowings from brokers decreased $21.4 million and was substantially offset by a $18.2 million increase in the average balance of customer retail repurchase agreements. The average rate paid on other borrowings was 1.99% in the quarter ended March 31, 2005, compared to 1.34% for the same quarter in 2004. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates.


The following tables provide additional comparative data on the Company's operating performance:

	Quarters Ended
Average Balances	March 31
(in thousands)	2005	2004
Investment securities and cash equivalents	$271,185	$269,939
Mortgage-backed obligations	326,535	411,410
Loans receivable	2,125,833	1,750,998
FHLB stock	35,700	34,697
Total average interest-earning assets	2,759,253	2,467,044

Non-interest-earning assets	169,633	163,435
Total average assets	$2,928,886	$2,630,479

Deposits	$1,960,545	1,670,509
Advances from FHLB	579,565	603,816
Junior subordinated debentures	72,168	57,893
Other borrowings	67,811	71,080
Total average interest-bearing liabilities	2,680,089	2,403,298

Non-interest-bearing liabilities	29,163	19,467
Total average liabilities	2,709,252	2,422,765

Equity	219,634	207,714
Total average liabilities and equity	$2,928,886	$2,630,479

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	4.30%	4.08%
Mortgage-backed obligations	4.56%	4.43%
Loans receivable	6.89%	6.67%
FHLB stock	(0.33)%	4.00%
Total interest rate yield on interest-earning assets	6.27%	5.97%

Interest Rate Expense:
Deposits	2.15%	1.89%
Advances from FHLB	3.93%	3.41%
Junior subordinated debentures	6.00%	4.81%
Other borrowings	1.99%	1.34%
Total interest rate expense on interest-bearing liabilities	2.64%	2.33%

Interest spread	3.63%	3.64%

Net interest margin on interest earning assets	3.71%	3.70%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.65%	0.67%
Return on average equity	8.69%	8.45%
Average equity / average assets	7.50%	7.90%
Average interest-earning assets / interest-bearing liabilities	102.95%	102.65%
Non-interest (other operating) expenses / average assets	2.95%	2.88%
Efficiency ratio [non-interest (other operating) expenses / revenues]	72.89%	70.98%


Provision and Allowance for Loan Losses. During the quarter ended March 31, 2005, the provision for loan losses was $1.2 million, compared to $1.5 million for the quarter ended March 31, 2004, a decrease of $247,000. As noted in Note 1 to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's financial statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision in the current quarter reflects lower levels of non-performing loans, improvement in the current economic environment and strengthening in the prospects for collection on previously identified non-performing loans, balanced against significant growth in the size of the loan portfolio. While net charge-offs were $1.1 million for the current quarter, compared to $625,000 for the same quarter a year earlier, non-performing loans decreased $9.6 million to $17.8 million at March 31, 2005, compared to $27.5 million at March 31, 2004. For the past year and a half non-performing loans have been primarily concentrated in a few agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflect unique operating difficulties for the individual borrower rather than a weakness in the overall economy of the area, farm commodity prices or growing conditions. A comparison of the allowance for loan losses at March 31, 2005 and 2004 shows an increase of $2.9 million, to $29.7 million at March 31, 2005, from $26.9 million at March 31, 2004. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.38% and 1.50% at March 31, 2005 and 2004, respectively.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. As a result, the Company maintains an allowance for loan losses consistent with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of March 31, 2005, the Company had identified $17.7 million of impaired loans as defined by SFAS No. 114 and had established $3.7 million of specific loss allowances for these loans.

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


The following tables are provided to disclose additional detail on the Company's allowance for loan losses (in thousands):

	Quarters Ended
	March 31
Allowance for Loan Losses:	2005	2004
Balance, beginning of the period	$29,610	$26,060

Provision for loan losses	1,203	1,450

Recoveries of loans previously charged off:

One- to four-family real estate	--	--
Commercial real estate	165	--
Multifamily real estate	--	--
Construction and land	5	--
Commercial business	174	139
Agricultural business, including secured by farmland	14	3
Consumer	15	9
	373	151
Loans charged off:

One- to four-family real estate	--	(24)
Commercial real estate	(121)	(245)
Multifamily real estate	(8)	--
Construction and land	(218)	(100)
Commercial business	(119)	(339)
Agricultural business, including secured by farmland	(865)	(68)
Consumer	(119)	--
	(1,450)	(776)
Net charge-offs	(1,077)	(625)

Balance, end of the period	$29,736	$26,885

Net charge-offs as a percentage of average net book value of loans outstanding for the period	0.05%	0.04%

The following is a schedule of the Company's allocation of the allowance for loan losses:

	March 31	December 31	March 31
	2005	2004	2004
Specific or allocated loss allowances:
One- to four-family real estate	$811	$782	$710
Commercial real estate	5,163	5,046	5,562
Multifamily real estate	566	539	464
Construction and land	6,094	5,556	5,091
Commercial business	9,503	9,226	8,521
Agricultural business, including secured by farmland	3,361	3,628	3,515
Consumer	525	464	482
Total allocated	26,023	25,241	24,345

Estimated allowance for undisbursed commitments	272	197	365
Unallocated	3,441	4,172	2,175
Total allowance for loan losses	$29,736	$29,610	$26,885

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for losses)	1.38%	1.41%	1.50%
Ratio of allowance for loan losses to non-performing loans	167%	186%	98%


Other Operating Income. Other operating income was $4.0 million for the quarter ended March 31, 2005, an increase of $181,000 from the quarter ended March 31, 2004. Deposit fee and service charge income increased by $161,000, to $2.0 million for the quarter ended March 31, 2005, compared to $1.8 million for the quarter ended March 31, 2004, primarily reflecting growth in customer transaction accounts, although changes in certain pricing schedules also contributed to the increase. The deposit fee increase was partially offset by a $21,000 decrease in the gain on sale of loans for the current quarter despite a modest increase in the volume of loan sales. Loan sales for the quarter ended March 31, 2005 totaled $78.2 million, compared to $71.7 million for the quarter ended March 31, 2004. Gain on sale of loans for the Company included $96,000 of fees on $9.3 million of loans which were brokered and are not reflected in the volume of loans sold. Offsetting the decline in loan sale gains was improvement in loan servicing fees, which increased by $173,000 for the quarter ended March 31, 2005, compared to the same quarter a year earlier. Other miscellaneous income declined $121,000 compared to a year earlier, primarily as a result of reduced earnings on bank-owned life insurance policies combined with increased losses on certain Community Reinvestment Act (CRA) qualifying limited partnership investments which generate tax credits (see later discussion on income taxes).

Other Operating Expenses. Other operating expenses increased $2.5 million, to $21.3 million for the quarter ended March 31, 2005, from $18.8 million for the quarter ended March 31, 2004. Other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current quarter includes significant increases in compensation, occupancy and information services for additional branch, deposit services and commercial loan expansion to position the Company for future growth. In addition, compensation was higher as a result of general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. The Company also significantly increased its commitment to advertising and marketing expenditures, which were $243,000 greater in the quarter ended March 31, 2005 than in the same period in the prior year. The increase in expenses includes operating costs associated with the recent opening of five new branch offices in Kent, Everett, Edmonds, Lynnwood and Mercer Island, Washington and the creation of an international banking department, as well as offices in Hillsboro, Oregon and Walla Walla, Washington which were opened in the second quarter of 2004. The Company's efficiency ratio increased to 72.89% for the quarter ended March 31, 2005, from 70.98% for the comparable period ended March 31, 2004, in large part reflecting start up cost associated with this branch growth. Other operating expenses as a percentage of average assets increased slightly to 2.95% for the quarter ended March 31, 2005, compared to 2.88% for the quarter ended March 31, 2004, in large part reflecting this significant growth in expenses. The Company expects continued increases in the absolute level of operating expenses as a result of its announced expansion plans; however, over time, management believes that this expansion will lead to a lower relative cost of funds and enhanced revenues which should result in an improved efficiency ratio and stronger operating results.

Income Taxes. Income tax expense was $2.0 million for the quarter ended March 31, 2005, compared to $1.9 million for the comparable period in 2004. The Company's effective tax rates for the quarters ended March 31, 2005 and 2004 were 30.0% and 30.2%, respectively. The effective tax rates in both quarters reflect the recording of tax credits related to certain Community Reinvestment Act investments. The slightly lower effective tax rate in the current period is primarily a result of increased tax credits from CRA investments and a slight decrease in the relative effect of the tax-exempt income, from interest on municipal securities and earnings on bank-owned life insurance.

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

Allowance for Loan Losses:In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with the GAAP guidelines. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. Despite deteriorating slightly from the previous quarter, the Company's asset quality indicators were significantly improved in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, resulting in a reduced loan loss provisioning in comparison to the same period a year earlier. At March 31, 2005, the Company had an allowance for loan losses of $29.7 million, which represented 1.38% of total loans and 167% of non-performing loans, compared to 1.50% and 98%, respectively, at March 31, 2004.

Non-Performing Assets: Non-performing assets decreased 36.2% to $18.9 million, or 0.64% of total assets, at March 31, 2005, compared to $29.6 million, or 1.09% of total assets, at March 31, 2004. At March 31, 2005, the Bank's largest non-performing loan exposure was for loans totaling $4.7 million to a diversified farming operation in northeastern Oregon which were secured by land, crops, receivables and equipment. The Company's next largest non-performing loan exposure encompasses loans totaling $2.9 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. The Company had three additional non-performing credit relationships with balances in excess of $1.0 million, with a combined aggregate carrying value of $4.3 million at March 31, 2005. At March 31, 2005, the Company had $1.1 million of real estate owned and other repossessed assets which primarily consisted of three single-family residences valued at $900,000 and a commercial property valued at $100,000. While meaningful progress was made in the past year,


reducing non-performing loans and improving asset quality will continue to be important activities to enhance the Bank's operating performance in future periods.

The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	March 31	December 31	March 31
	2005	2004	2004
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$1,305	$393	$894
Commercial	1,424	2,212	6,175
Multifamily	--	--	--
Construction and land	1,830	2,219	2,794
Commercial business	4,565	3,167	6,805
Agricultural business, including secured by farmland	8,230	7,407	9,941
Consumer	364	18	77
	17,718	15,416	26,686
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	108	419	82
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	656
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	--	53	28
	108	472	766
Total non-performing loans	17,826	15,888	27,452

Real estate owned, held for sale, and other repossessed assets, net	1,072	1,559	2,166

Total non-performing assets at the end of the period	$18,898	$17,447	$29,618
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	0.82%	0.76%	1.53%
Non-performing assets as a percentage of total assets at end of the period	0.64%	0.60%	1.09%
Troubled debt restructuring at end of the period	$--	$--	$--

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the quarter ended March 31, 2005, the Company purchased loans in the amount of $23.3 million, while loan originations, net of principal repayments, totaled $146 million. For the quarter ended March 31, 2005, securities purchases net of principal repayments totaled $1.1 million. This activity was funded primarily by principal repayments on loans and securities, sales of loans, deposit growth and borrowings. During the quarter ended March 31, 2005, the Company sold $78.2 million of loans, net deposit growth was $68.6 million, FHLB advances increased $11.8 million and other borrowings decreased $4.9 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended March 31, 2005, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, to repay FHLB advances and other borrowings, and to pay maturing savings certificates and deposit withdrawals. At March 31, 2005, the Bank had outstanding loan commitments totaling $812.2 million, including undisbursed loans in process totaling $763.4 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $885.3 million. Advances under this credit facility totaled $595 million, or 20% of the Bank's assets, at March 31, 2005.

At March 31, 2005, certificates of deposit amounted to $1.059 billion, or 53% of the Bank's total deposits, including $651.1 million which were scheduled to mature within one year. While no assurance can be given as to future periods, historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer


deposits, FHLB-Seattle advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of March 31, 2005, outstanding commitments consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$361,458
Revolving open-end lines secured by 1-4 family residential properties	29,757
Other, primarily business and agricultural loans	409,851
Standby letters of credit and financial guarantees	11,127

Total	$812,193

Commitments to sell loans secured by 1-4 family residential properties	$33,555

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the customer and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact to operations. This activity is managed daily. Changes in the value of rate lock commitments are recorded as other assets and liabilities. See "Derivative Instruments" under Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighed assets as well as Tier 1 leverage capital to average assets. At March 31, 2005 and December 31, 2004, the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business-Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission for additional information regarding the Company's and the Bank's regulatory capital requirements.)

The actual regulatory capital ratios calculated for the Company and the Bank as of March 31, 2005, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):


Actual			Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
Amount		Ratio	Amount	Ratio	Amount	Ratio

(dollars in thousands)
March 31, 2005:
The Company-consolidated
Total capital to risk-weighted assets	$284,939	12.16%	$187,497	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	254,952	10.88	93,748	4.00	N/A	N/A
Tier 1 leverage capital to average assets	254,952	8.8	115,920	4.00	N/A	N/A

The Bank
Total capital to risk-weighted assets	261,720	11.19	187,094	8.00	$233,867	10.00%
Tier 1 capital to risk-weighted assets	231,795	9.91	93,547	4.00	140,320	6.00
Tier 1 leverage capital to average assets	231,795	8.01	115,722	4.00	144,653	5.00


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

The financial condition and results of operations of the Company are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. The Company's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities.

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company. An exception to this generalization in recent periods preceding the current quarter has been the beneficial effect of interest rate floors on many of the Company's floating rate loans which have helped maintain higher loan yields despite declining levels of market interest rates. However, in the low interest rate environment of the past two years, these rate floors have declined over time. Further, because these rate floors exceed what would otherwise be the note rate on certain variable or floating rate loans, those loans have been less responsive to recently increasing market rates than has historically been the case, injecting an additional element of interest rate risk into the Company's operations.

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

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2005, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.


Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	$(1,238)	(1.3)%	$(77,631)	(31.5)%
+200	(508)	(0.5)%	(50,197)	(20.4)%
+100	69	0.1%	(23,067)	(9.4)%
0	0	0.0%	0	0.0%
-50	(572)	(0.6)%	(4,941)	(2.0)%
-100	(994)	(1.0)%	3336	1.4%

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2005. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 2005, total interest-bearing assets maturing or repricing within one year was less than total interest-earning liabilities maturing or repricing in the same time period by $73.7 million, representing a one-year gap to total assets ratio of (2.48%).


Interest Sensitivity Gap as of March 31, 2005
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$371,964	$8,896	$7,012	$289	$231	$47	$388,439
Fixed-rate mortgage loans	74,547	44,429	124,041	105,874	101,059	30,467	480,417
Adjustable-rate mortgage loans	287,978	69,033	180,415	174,299	827	--	712,552
Fixed-rate mortgage-backed securities	30,867	25,992	76,199	44,931	54,595	26,896	259,480
Adjustable-rate mortgage- backed securities	11,927	2,963	10,313	8,545	36,294	--	70,042
Fixed-rate commercial/agricultural loans	34,070	15,539	44,529	18,753	6,411	80	119,382
Adjustable-rate commercial/ agricultural loans	374,080	7,351	12,545	5,125	250	67	399,418
Consumer and other loans	45,270	5,628	12,430	4,913	2,249	371	70,861
Investment securities and interest- earning deposits	36,220	20,602	32,876	150,841	16,601	41,862	299,002

Total rate sensitive assets	1,266,923	200,433	500,360	513,570	218,517	99,790	2,799,593

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	60,795	60,795	141,856	141,856	--	--	405,302
Money market deposit accounts	136,590	81,954	54,636	--	--	--	273,180
Certificates of deposit	414,882	236,214	347,339	44,857	15,285	35	1,058,612
FHLB advances	380,100	35,000	74,930	51,100	53,828	--	594,958
Other borrowings	27,206	--	--	--	--	--	27,206
Junior Subordinated Debentures	72,168	--	--	--	--	--	72,168
Retail repurchase agreements	35,108	272	248	--	428	--	36,056

Total rate sensitive liabilities	1,126,849	414,235	619,009	237,813	69,541	35	2,467,482

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$140,074	$(213,802)	$(118,649)	$275,757	$148,976	$99,755	$332,111
Cumulative excess (deficiency) of interest-sensitive assets	$140,074	$(73,728)	$(192,377)	$83,380	$232,356	$332,111	$332,111

Cumulative ratio of interest-earning assets to interest-bearing liabilities	112.43%	95.22%	91.09%	103.48%	109.42%	113.46%	113.46%
Interest sensitivity gap to total assets	4.71%	(7.19)%	(3.99)%	9.28%	5.01%	3.36%	11.17%
Ratio of cumulative gap to total assets	4.71%	(2.48)%	(6.47)%	2.80%	7.82%	11.17%	11.17%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $412.1 million, or (13.86%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table included in the Comparison of Results of Operations for the Quarters ended March 31, 2005 and 2004.


ITEM 4 - Controls and Procedures

The management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined Exchange Act Rule 13a-15(f). A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Act)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended March 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan
Beginning	Ending
January 1, 2005	January 31, 2005	609	$28.255	--
February 1, 2005	February 28, 2005	7,419	$29.096	--
March 1, 2005	March 31, 2005	--	$--	--
April 1, 2005	April 30, 2005	--	$--	--
May 1, 2005	May 31, 2005	--	$--	--
June 1, 2005	June 30, 2005	--	$--	--
July 1, 2005	July 30, 2005	--	$--	--
August 1, 2005	August 31, 2005	--	$--	--
September 1, 2005	September 30, 2005	--	$--	--
October 1, 2005	October 31, 2005	--	$--	--
November 1, 2005	November 30, 2005	--	$--	--
December 1, 2005	December 31, 2005	--	$--	--
Total		8,028	$29.032	--	100,000	(2)

(1)	Shares indicated as purchased during the periods presented were acquired at current market values in payment of the exercise price of certain exercised options.
(2)	On July 22, 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 shares for the Company's outstanding common stock over the next twelve months. As of March 31, 2005, no shares had been repurchased under this program.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Stockholders

None.

Item 5. Other Information

Not Applicable.


Item 6.   Exhibits

Exhibits

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 10, 2005	/s/D. Michael Jones D. Michael Jones President and Chief Executive Officer (Principal Executive Officer)

May 10, 2005	/s/ Lloyd W. Baker Lloyd W. Baker Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 10, 2005		/s/D. Michael Jones
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 10, 2005		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer


EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

*	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

*	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

May 10, 2005	/s/ D. Michael Jones D. Michael Jones Chief Executive Officer

May 10, 2005	/s/ Lloyd W. Baker Lloyd W. Baker Chief Financial Officer