Form 10-Q
period 2005-06-30
BANNER CORP
filed 2005-08-08
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________ :

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of July 31, 2005 11,991,074 shares*

* Includes 374,595 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts.


BANNER CORPORATION AND SUBSIDIARIES
 Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of this report are as follows:
Consolidated Statements of Financial Condition as of June 30, 2005 and December 31, 2004	2

Consolidated Statements of Income for the Quarters and Six Months Ended June 30, 2005 and 2004	3

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2005 and 2004	4

Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	7

Selected Notes to Consolidated Financial Statements	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	12

General	12

Comparison of Financial Condition at June 30, 2005 and December 31, 2004	12

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2005 and 2004	14

Asset Quality	19

Liquidity and Capital Resources	21

Financial Instruments with Off-Balance-Sheet Risk	21

Capital Requirements	21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	23

Sensitivity Analysis	23

Item 4 - Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 - Defaults Upon Senior Securities	28

Item 4 - Submission of Matters to a Vote of Stockholders	28

Item 5 - Other Information	28

Item 6 - Exhibits	29

SIGNATURES	31


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In thousands, except shares)
June 30, 2005 (Unaudited) and December 31, 2004
	(Unaudited)
ASSETS	June 30 2005	December 31 2004
Cash and due from banks	$82,266	$51,767
Securities available for sale, cost $529,190 and $548,722, respectively
Encumbered	25,892	31,096
Unencumbered	500,737	516,739
	526,629	547,835
Securities held to maturity, fair value $52,517 and $51,437, respectively
Encumbered	--	--
Unencumbered	50,801	49,914
	50,801	49,914

Federal Home Loan Bank stock	35,844	35,698
Loans receivable:
Held for sale, fair value $5,924 and $2,176	5,837	2,145
Held for portfolio	2,308,808	2,090,703
Allowance for loan losses	(29,788)	(29,610)
	2,284,857	2,063,238

Accrued interest receivable	17,015	15,097
Real estate owned, held for sale, net	1,290	1,485
Property and equipment, net	45,091	39,315
Goodwill and other intangibles, net	36,325	36,369
Deferred income tax asset, net	6,612	5,888
Bank-owned life insurance	36,154	35,371
Other assets	16,986	15,090
	$3,139,870	$2,897,067
LIABILITIES
Deposits:
Non-interest-bearing	$302,266	$234,761
Interest-bearing	1,872,649	1,691,148
	2,174,915	1,925,909

Advances from Federal Home Loan Bank	566,458	583,558
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	72,168	72,168
Other borrowings	65,905	68,116
Accrued expenses and other liabilities	27,511	25,027
Deferred compensation	6,010	5,208
Income taxes payable	6,185	1,861
	2,919,152	2,681,847
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value per share, 27,500,000 shares authorized, 13,201,418 shares issued:
11,991,074 shares and 11,856,889 shares outstanding at June 30, 2005 and December 31, 2004, respectively.	128,210	127,460
Retained earnings	98,124	92,327
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(1,952)	(888)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:	(3,096)	(3,096)
374,595 restricted shares outstanding at June 30, 2005 and December 31, 2004, respectively, at cost
Carrying value of shares held in trust for stock related compensation plans	(6,363)	(6,135)
Liability for common stock issued to deferred, stock related, compensation plans	5,795	5,552
	(568)	(583)
	220,718	215,220
	$3,139,870	$2,897,067

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Six Months Ended June 30, 2005 and 2004

	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
INTEREST INCOME:
Loans receivable	$39,842	$30,298	$75,979	$59,317
Mortgage-backed securities	3,586	4,394	7,259	8,921
Securities and cash equivalents	2,943	3,140	5,792	6,221
	46,371	37,832	89,030	74,459
INTEREST EXPENSE:
Deposits	12,146	8,404	22,560	16,268
Advances from Federal Home Loan Bank	5,927	4,962	11,544	10,087
Junior subordinated debentures	1,193	843	2,260	1,535
Other borrowings	392	223	724	460
	19,658	14,432	37,088	28,350

Net interest income before provision for loan losses	26,713	23,400	51,942	46,109

PROVISION FOR LOAN LOSSES	1,300	1,450	2,503	2,900
Net interest income	25,413	21,950	49,439	43,209

OTHER OPERATING INCOME:
Deposit fees and other service charges	2,401	2,057	4,405	3,900
Mortgage banking operations	1,645	1,452	2,876	2,704
Loan servicing fees	232	347	671	613
Gain on sale of securities	8	62	8	73
Miscellaneous	339	207	662	651
Total other operating income	4,625	4,125	8,622	7,941

OTHER OPERATING EXPENSES:
Salary and employee benefits	15,263	13,024	29,056	25,127
Less capitalized loan origination costs	(2,753)	(1,891)	(4,794)	(3,378)
Occupancy and equipment	3,394	2,645	6,621	5,132
Information/computer data services	1,193	1,016	2,310	2,042
Professional services	818	790	1,619	1,705
Advertising	1,512	1,341	2,863	2,449
Miscellaneous	3,373	2,611	6,428	5,287
Total other operating expenses	22,800	19,536	44,103	38,364
Income before provision for income taxes	7,238	6,539	13,958	12,786

PROVISION FOR INCOME TAXES	2,222	1,991	4,235	3,875
NET INCOME	$5,016	$4,548	$9,723	$8,911

Earnings per common share (see Note 5):
Basic	$0.43	$0.41	$0.85	$0.80
Diluted	$0.42	$0.39	$0.82	$0.76
Cumulative dividends declared per common share:	$0.17	$0.16	$0.34	$0.32

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Six Months Ended June 30, 2005 and 2004
	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
NET INCOME	$5,016	$4,548	$9,723	$8,911

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $1,968, $(5,642), (582) and $(4,092), respectively.	3,666	(10,483)	(1,059)	(7,605)
Less adjustment for (gains)/losses included in net income, net of income tax (benefit) of $3, $22, $3 and $26, respectively	(5)	(40)	(5)	(47)
Other comprehensive income (loss)	3,661	(10,523)	(1,064)	(7,652)
COMPREHENSIVE INCOME (LOSS)	$8,663	$(5,975)	$8,659	$1,259

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Six Months Ended June 30, 2005 and 2004
	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2004	$123,375	$80,286	$3,191	$(3,589)	$(463)	$$202,800
Net income		8,911				8,911

Change in valuation of securities available for sale, net of income taxes			(7,652)			(7,652)

Cash dividend on common stock ($.32/share cumulative)		(3,703)				(3,703)

Common stock surrendered as consideration for exercise of stock options	(553)					(553)

Proceeds from issuance of common stock for exercise of stock options	2,512					2,512

Net issuance of stock through employees' stock plans, including tax benefit	104			(39)	(159)	(94)

Amortization of compensation related to Management Recognition and Development Plan (MRP)					73	73
BALANCE, June 30, 2004	$125,438	$85,494	$(4,461)	$(3,628)	$(549)	$202,294

BALANCE, January 1, 2005	$127,460	$92,327	$(888)	$(3,096)	$(583)	$$215,220
Net income		9,723				9,723

Change in valuation of securities available for sale, net of income taxes			(1,064)			(1,064)

Cash dividend on common stock ($.34/share cumulative)		(3,926)				(3,926)

Common stock surrendered as consideration for exercise of stock options	(2,103)					(2,103)

Proceeds from issuance of common stock for exercise of stock options	2,757					2,757

Net issuance of stock through employees' stock plans, including tax benefit	96				(76)	20

Amortization of compensation related to MRP					91	91
BALANCE, June 30, 2005	$128,210	$98,124	$(1,952)	$(3,096)	$(568)	$220,718

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2005 and 2004

	2005	2004
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,344)	(1,728)
Purchase and retirement of common stock	(76)	(20)
Issuance of common stock to exercised stock options and/or employee stock plans	210	177
Number of shares retired, end of period	(1,210)	(1,571)

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	11,991	11,630

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(375)	(434)
Adjustment of earned shares	--	(5)
Number of shares, end of period	(375)	(439)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2005 and 2004
	2005	2004
OPERATING ACTIVITIES:
Net income	$9,723	$8,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,375	1,764
Deferred income and expense, net of amortization	2,061	548
Loss (gain) on sale of securities	(8)	(73)
Increase in cash surrender value of bank-owned life insurance	(783)	(860)
Loss (gain) on sale of loans, excluding capitalized servicing rights	(2,733)	(2,644)
Loss (gain) on disposal of real estate held for sale and property and equipment	127	(107)
Provision for losses on loans and real estate held for sale	2,509	2,900
FHLB stock (dividend) reversal	29	(694)
Net change in:
Loans held for sale	(3,692)	10,025
Other assets	(4,317)	(2,882)
Other liabilities	7,879	2,539
Net cash provided by operating activities	13,170	19,427

INVESTING ACTIVITIES:
Purchases of available for sale securities	(27,396)	(151,964)
Principal repayments and maturities of available for sale securities	39,279	164,403
Proceeds from sales of available for sale securities	7,102	34,671
Purchases of held to maturity securities	(1,295)	(8,715)
Principal repayments and maturities of held to maturity securities	370	148
Origination of loans, net of principal repayments	(402,963)	(357,484)
Purchases of loans and participating interest in loans	(1,142)	(6,131)
Proceeds from sales of loans and participating interest in loans	184,857	172,192
Purchases of property and equipment-net	(8,253)	(11,761)
Proceeds from sale of real estate held for sale-net	640	1,231
Other	(315)	(56)
Net cash used by investing activities	(209,116)	(163,466)

FINANCING ACTIVITIES:
Increase in deposits	249,006	161,653
Proceeds from FHLB advances	1,647,900	596,800
Repayment of FHLB advances	(1,665,000)	(654,294)
Proceeds from issuance of junior subordinated debentures	--	15,000
Repayment of repurchase agreement borrowings	(4,954)	(11,200)
Increase (decrease) in other borrowings, net	2,743	14,295
Cash dividends paid	(3,904)	(3,679)
Repurchases of stock, net of forfeitures	(2,103)	(552)
ESOP shares earned	--	(94)
Exercise of stock options	2,757	2,511
Net cash provided by financing activities	226,445	120,440

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	30,499	(23,599)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	51,767	77,298
CASH AND DUE FROM BANKS, END OF PERIOD	$82,266	$53,699

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2005 and 2004

	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$35,647	$28,361
Taxes paid in cash	5	2,250
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	401	1,604
Net change in accrued dividends payable	22	24
Recognition of investment in trusts due to deconsolidation	--	475
Change in other assets/liabilities	237	--
Recognize tax benefit of vested MRP shares	20	--
Investments available for sale reclassified as held to maturity	--	15,334

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Critical Accounting Policies

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of commercial banking through its wholly owned subsidiary, Banner Bank (the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and its 52 branch offices and 13 loan production offices located in 24 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan and lease losses and the valuation of investment securities, goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (SEC). Management believes that the judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Stock Compensation Plans: The Company measures its employee stock-based compensation arrangements under the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (revised 2004), and reissued as SFAS No. 123(R), Share Based Payment, the Company's net income available to common stockholders on a diluted basis and diluted earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):
	Quarters Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004
Net income available to common stockholders:
Basic:
As reported	$5,016	$4,548	$9,723	$8,911
Pro forma	4,735	4,344	9,141	8,469
Diluted:
As reported	$5,016	$4,548	$9,723	$8,911
Pro forma	4,735	4,344	9,141	8,469
Net income per common share:
Basic:
As reported	$0.43	$0.41	$0.85	$0.80
Pro forma	0.41	0.39	0.79	0.76
Diluted:
As reported	$0.42	$0.39	$0.82	$0.76
Pro forma	0.40	0.37	0.77	0.72

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


The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for new grants:

Quarter Ended
	2005		2004
Annual dividend yield	2.31 to 2.69%		2.21 to 2.44%
Expected volatility	29.2 to 31.2%		31.7 to 34.2%
Risk free interest rate	3.73 to 4.28%		2.72 to 4.78%
Expected lives	5 to 9	yrs	5 to 9	yrs

Certain reclassifications have been made to the 2004 consolidated financial statements and/or schedules to conform to the 2005 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. Interim results are not necessarily indicative of results for a full year.

Note 2: Recent Developments and Significant Events

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company's consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. On April 21, 2005, the SEC issued a ruling extending the mandatory compliance date for SFAS No. 123(R). Under the ruling, public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after December 15, 2005. The Company plans to adopt the provisions of SFAS No. 123(R) effective January 1, 2006, and is in the process of evaluating the impact on its consolidated financial position and consolidated results of operations.

Note 3: Business Segments

The Company is managed by legal entity and not by lines of business. The Bank is a community oriented commercial bank chartered in the State of Washington. The Bank's primary business is that of a traditional banking institution, gathering deposits and originating loans for its portfolio in its primary market area. The Bank offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real estate, commercial/agriculture business and consumer loans. The Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. The performance of the Bank is reviewed by the Company's executive management and Board of Directors on a monthly basis. All of the executive officers of the Company are members of the Bank's executive management team.

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

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
	June 30 2005	December 31 2004	June 30 2004

Interest-bearing deposits included in cash and due from banks	$15,619	$47	$7,053

Mortgage-backed securities	307,589	332,185	382,408
Other securities-taxable	220,660	216,826	220,445
Other securities-tax exempt	45,460	44,801	42,648
Equity securities with dividends	3,721	3,937	5,758
Total securities	577,430	597,749	651,259

Federal Home Loan Bank (FHLB) stock	35,844	35,698	35,387

	$628,893	$633,494	$693,699

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):
	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Mortgage-backed securities interest	$3,586	$4,394	$7,259	$8,921

Taxable interest and dividends	2,434	2,335	4,809	4,650
Tax-exempt interest	509	456	1,012	877
FHLB stock dividends	--	349	(29)	694
	2,943	3,140	5,792	6,221

	$6,529	$7,534	$13,051	$15,142

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data
(in thousands):
	Quarters Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Total shares originally issued	13,201	13,201	13,201	13,201
Less retired weighted average shares plus unvested weighted average shares allocated to MRP	(1,294)	(1,621)	(1,325)	(1,666)
Less unallocated shares held by the ESOP	(375)	(439)	(375)	(439)

Basic weighted average shares outstanding	11,532	11,141	11,501	11,096

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	363	579	407	590
Diluted weighted average shares outstanding	11,895	11,720	11,908	11,686


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2004. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, management's ability to maintain acceptable asset quality and to successfully resolve new or existing credit issues, competition, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, agricultural commodity prices, crop yields and weather conditions, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."

General

Banner Corporation, a Washington corporation, is primarily engaged in the business of commercial banking through its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank is a regional bank which offers a wide variety of commercial banking services and financial products to both businesses and individuals in its primary market areas. The Bank conducts business from its main office in Walla Walla, Washington, and its 52 branch offices and 13 loan production offices located in 24 counties in Washington, Oregon and Idaho.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, the Company's net interest income increased $3.5 million for the quarter ended June 30, 2005, compared to the same period a year earlier, primarily as a result of strong growth in interest-bearing assets and liabilities and improved credit quality.

The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its operating expenses and income tax provisions. The provision for loan losses, at $1.3 million for the quarter ended June 30, 2005, declined by $150,000, compared to $1.5 million for the quarter ended June 30, 2004. Other operating income increased by $500,000 to $4.6 million for the quarter ended June 30, 2005 from $4.1 million for the quarter ended June 30, 2004, largely as a result of increased deposit fees and mortgage banking activity. Other operating expenses increased $3.3 million to $22.8 million for the quarter ended June 30, 2005, from $19.5 million for the same period in 2004, reflecting the Company's significant expansion as detailed below in the "Comparison of Financial Condition at June 30, 2005 and December 31, 2004" and "Comparison of Results of Operations for the Quarters and Six Months ended June 30, 2005 and 2004" contained in this report. Operating results for the six months ended June 30, 2005 exhibited similar increases as the current quarter's results and generally represent a continuation of trends reflected in the results for the quarter ended March 31, 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements included in this Form 10-Q.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

General: For the first six months of this year, total assets increased $242.8 million, or 8.4%, from $2.897 billion at December 31, 2004, to $3.140 billion at June 30, 2005. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Both loan and deposit growth accelerated in the quarter ended June 30, 2005 compared to the quarter ended March 31, 2005. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $221.6 million, or 10.7%, from $2.063 billion at December 31, 2004, to $2.285 billion at June 30, 2005. Loan portfolio growth was broad-based and included increases of $14.7 million in mortgage loans secured by commercial real estate, $11.9 million in multifamily real estate loans, $125.4 million in construction and land loans and $41.2 million in non-mortgage commercial loans. These increases reflect the Company's continuing effort to increase the portion of its loans invested in commercial, construction and land development real estate loans, and non-mortgage commercial business loans. The large increase in construction and land loans was particularly noteworthy and reflects continued strong demand for and sales of new homes in many of the markets served by the Bank. For this six-month period, the Company also had an increase of $29.2 million in one- to four-family residential real estate loans and $1.3 million in agricultural business loans including those secured by farmland. By contrast, consumer loans decreased $1.9 million during the six months ended June 30, 2005.


Securities available for sale and held to maturity decreased $20.3 million, or 3.4%, from $597.7 million at December 31, 2004, to $577.4 million at June 30, 2005, primarily as a result of prepayments on mortgage-backed securities, but also as a result of modest declines in the fair value of the portion of the portfolio designated as available for sale as a result of changes in the level of market interest rates. As noted in the Consolidated Statements of Financial Condition, higher market interest rates resulted in an unrealized holding loss of $2.6 million for the Company's available for sale securities at June 30, 2005, compared to an unrealized loss of $887,000 at December 31, 2004. The Company also had an increase of $783,000 in bank-owned life insurance from the growth of cash surrender values on existing policies. Property and equipment increased by $5.8 million to $45.1 million at June 30, 2005, from $39.3 million at December 31, 2004. The increase included the acquisition of sites for new branches to be built in Pasco, Washington and Meridian (Boise), Idaho, as well as construction costs associated with new offices in Walla Walla and Vancouver, Washington and tenant improvements made to locations in Spokane, Lynnwood and East Wenatchee, Washington.

Deposits grew $249.0 million, or 12.9%, from $1.926 billion at December 31, 2004, to $2.175 billion at June 30, 2005. Non-interest-bearing deposits increased $67.5 million, or 28.8%, while interest-bearing deposits increased $181.5 million, or 10.7%, from the December 31, 2004 amounts. The aggregate total of transaction and savings accounts, including money market accounts, increased by $161.5 million, reflecting the Bank's focused efforts to grow these important core deposits. Increasing core deposits is a key element of the Bank's expansion strategy including the recent and planned addition and renovation of branch locations as explained in more detail below. FHLB advances decreased $17.1 million from $583.6 million at December 31, 2004, to $566.5 million at June 30, 2005, while other borrowings decreased $2.2 million to $65.9 million at June 30, 2005. The decrease in other borrowings reflects a decrease of $5.0 million of repurchase agreement borrowings from securities dealers offset by a $2.8 million increase in retail repurchase agreements which are primarily related to customer cash management accounts.

The following tables provide additional detail on the Company's loans and deposits (dollars in thousands):
	June 30 2005		December 31 2004		June 30 2004
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans (including loans held for sale):
Commercial real estate	$562,240	24.3%	$547,574	26.2%	$506,411	26.5%
Multifamily real estate	119,668	5.2	107,745	5.1	104,936	5.5
Construction and land	631,557	27.3	506,137	24.2	433,611	22.7
Commercial business	436,428	18.9	395,249	18. 9	340,493	17.8
Agricultural business, including secured by farmland	149,651	6.5	148,343	7.1	160,920	8.4
One- to four-family real estate	337,157	14.6	307,986	14.7	287,990	15.1

Consumer	40,865		36,556		36,140
Consumer secured by one- to four-family	37,079		43,258		38,918
Total consumer	77,944	3.2	79,814	3.8	75,058	4.0
Total loans outstanding	2,314,645	100.0%	2,092,848	100.0%	1,909,419	100.0%

Less allowance for loan losses	29,788		29,610		28,037
Total net loans outstanding at end of period	$2,284,857		$2,063,238		$1,881,382


	June 30 2005		December 31 2004		June 30 2004
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Demand and NOW checking	$600,483	27.6%	$472,584	24.5%	$485,453	26.5%
Regular savings accounts	155,969	7.2	155,931	8.1	51,285	2.8
Money market accounts	275,797	12.7	242,218	12.6	249,797	13.6
Total transaction and saving accounts	1,032,249	47.5	870,733	45.2	786,535	42.9

Certificates which mature or reprice:
Within 1 year	784,505		664,571		660,729
After 1 year, but within 3 years	300,101		322,178		294,287
After 3 years	58,060		68,427		91,042
Total certificate accounts	1,142,666	52.5	1,055,176	54.8	1,046,058	57.1
Total	$2,174,915	100.0%	$1,925,909	100.0%	$1,832,593	100.0%

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2005 and 2004

General. For the quarter ended June 30, 2005, the Company had net income of $5.0 million, or $.42 per share (diluted), compared to net income of $4.5 million, or $.39 per share (diluted), for the quarter ended June 30, 2004. For the six months ended June 30, 2005, the Company had net income of $9.7 million, or $.82 per share (diluted), compared to net income of $8.9 million, or $.76 per share (diluted), for the same period ended June 30, 2004. The Company's improved operating results reflect significant growth of assets and liabilities, as well as changes in the mix of those assets and liabilities and decreased credit costs as a result of reductions in non-accrual loans and the provision for loan losses. The Company's operating results also reflect substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses reflecting the growth in locations, operations and staff as the Company continues to expand. New, relocated or renovated locations that contributed to the higher level of operating expenses during the current quarter, as compared to the same period a year ago, include new branches in Hillsboro, Oregon and Walla Walla, Washington that opened in the second quarter of 2004; a total reconstruction of the Bank's main Yakima, Washington branch which was completed in the fourth quarter of 2004; as well as five new branches in the greater Seattle area and the construction and relocation of a branch in Lynden, Washington, all of which became fully functional in the first quarter of 2005, and a new branch in East Wenatchee, Washington that opened in the second quarter of 2005. The Company also completed the renovation and took occupancy of a new operations facility in Walla Walla, Washington and significantly added to its Seattle corporate lending staff during the third quarter of 2004. During the first quarter of 2004, the Company opened new branches in Boise and Twin Falls, Idaho in leased offices. In addition, the Company currently has construction in progress for two new branch facilities in Walla Walla and Vancouver, Washington and is moving forward on plans for five previously announced facilities in southern Idaho.

Compared to levels a year ago, total assets increased 13.8% to $3.140 billion at June 30, 2005, net loans increased 21.4% to $2.285 billion, deposits grew 18.7% to $2.175 billion, and borrowings, including junior subordinated debentures, increased $4.8 million, or 0.7%, to $704.5 million. Average interest-earning assets were $2.854 billion for the quarter ended June 30, 2005, an increase of $274.0 million, or 10.6%, compared to $2.580 billion for the same period a year earlier. Average equity was 7.25% of average assets for the quarter ended June 30, 2005, compared to 7.59% of average assets for the quarter ended June 30, 2004, reflecting increased balance sheet leverage.

Net Interest Income. Net interest income before provision for loan losses increased to $26.7 million for the quarter ended June 30, 2005, compared to $23.4 million for the quarter ended June 30, 2004, largely as a result of the growth in average interest-earning assets noted above. The net interest margin of 3.75% in the current quarter was slightly higher when compared to 3.65% for the quarter ended June 30, 2004 and 3.71% for the quarter ended March 31, 2005. For the six months ended June 30, 2005, the net interest margin also increased, to 3.73% from 3.67%, for the six-month period ended June 30, 2004. This improvement in the net interest margin primarily reflects changes in both the asset and liability mix, although the lagged effect of increasing market interest rates on deposit costs, as more fully explained below, also contributed to the improvement. In particular, the average asset mix for both the quarter and six months ended June 30, 2005 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the same periods a year earlier. At the same time, the average funding liability base had proportionately more deposits, including more non-interest bearing deposits, and proportionately fewer borrowings than in the prior year.

Interest Income. Interest income for the quarter ended June 30, 2005 was $46.4 million, compared to $37.8 million for the quarter ended June 30, 2004, an increase of $8.5 million, or 22.6%. The increase in interest income occurred as a result of a 62 basis point increase in the average yield on interest-earning assets, as well as significant growth in those assets. The yield on average interest-earning assets increased to 6.52% for the quarter ended June 30, 2005, compared to 5.90% for the same period a year earlier. Average loans receivable for the quarter ended June 30, 2005 increased by $365.6 million, or 19.7%, to $2.224 billion, compared to $1.858 billion for the quarter ended June 30, 2004. Interest income on loans for the quarter increased by $9.5 million, or 31.5%, to $39.8 million from $30.3 million for the prior year, reflecting the impact of the increase in average loan balances combined with a 63 basis point increase in the average yield. The increase in average loan yield reflects the increases in the level of market interest rates during the past year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect large portions of construction, land development, commercial and agricultural loans. The increase in average loan yields


also reflects changes in the mix of the loan portfolio. The average yield on loans was 7.19% for the quarter ended June 30, 2005, compared to 6.56% for the quarter ended June 30, 2004. While the recent level of market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree as certain fixed-rate loans and loans with rate floors did not adjust upward in response to the initial increase in prime and other index rates. In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $91.6 million for the quarter ended June 30, 2005, and the interest and dividend income from those investments decreased by $1.0 million compared to the quarter ended June 30, 2004. The average yield on mortgage-backed securities increased to 4.51% for the quarter ended June 30, 2005, from 4.25% for the comparable period in 2004, reflecting reduced amortization of purchase premiums on certain portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments and modestly higher rates on the portion of mortgage-backed securities that have adjustable interest rates. The average yield on other investment securities and cash equivalents increased to 4.29% for the quarter ended June 30, 2005, from 4.14% for the comparable quarter in 2004, largely reflecting the effect of higher market rates on certain adjustable rate securities. Earnings on FHLB stock decreased to $0 in the quarter ended June 30, 2005 from $349,000 in the comparable quarter in 2004, despite a $802,000 increase in the average balance held, as the Company did not record any dividend income for the quarter. As a result, the dividend yield on FHLB stock was 0.0% for the quarter ended June 30, 2005, compared to 4.01% for the quarter ended June 30, 2004. Dividends on FHLB stock have been established on a quarterly basis by vote of the Directors of the FHLB of Seattle; however, during the quarter ended December 31, 2004, the FHLB of Seattle announced that at the direction of its regulator future dividends would likely be restricted while the FHLB attempted to improve its capital position. More recently, in a filing with the SEC, the FHLB indicated that it expects to generate only minimal earnings or possibly losses for the next two to three years. As a result, management does not expect that Banner Bank will receive any dividend income on this stock for the foreseeable future.

Interest income for the six months ended June 30, 2005 increased by $14.6 million, or 19.6%, to $89.0 million, from $74.5 million for the comparable period in 2004. This increase in interest income is the result of the same growth, mix and market interest rate trends which affected the quarterly results explained above. Interest income from loans increased $16.7 million, or 28.1%, to $76.0 million for the six months ended June 30, 2005, from $59.3 million for the comparable period in 2004. The increase in loan interest income reflects the impact of a $370.5 million of growth in the average balance of loans receivable in addition to a 43 basis point increase in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended June 30, 2004 decreased $2.1 million, to $13.1 million in the current period, reflecting an $87.1 million decrease in average balances and a seven basis point decrease in yield. Dividend income on FHLB stock decreased by $723,000 compared to the year earlier period.

Interest Expense. Interest expense for the quarter ended June 30, 2005 was $19.7 million, compared to $14.4 million for the comparable period in 2004, an increase of $5.2 million, or 36.2%. The increase in interest expense was the result of the significant growth in interest-bearing liabilities combined with a 52 basis point increase in the average cost of all interest-bearing liabilities to 2.84% from 2.32%, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $3.7 million, or 44.5%, to $12.1 million for the quarter ended June 30, 2005 compared to $8.4 million for the same quarter a year ago, as a result of the significant deposit growth over the past twelve months as well as an increase in the cost of interest-bearing deposits. Reflecting the branch expansion and other growth initiatives, average deposit balances increased $292.2 million, or 16.4%, to $2.069 billion for the quarter ended June 30, 2005, from $1.777 billion for the quarter ended June 30, 2004, while, at the same time, the average rate paid on deposit balances increased 45 basis points. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for deposits tend to be less severe and to lag changes in market interest rates. This lower degree of volatility and lag effect for deposit pricing has been evident in the modest increase in deposit costs as the Federal Reserve has moved to increase short-term interest rates by 2.25% over the past thirteen months.

Average FHLB advances totaled $572.7 million during the quarter ended June 30, 2005, compared to $581.1 million during the quarter ended June 30, 2004, a decrease of $8.4 million, or 1.4%, that was completely offset by the effects of a 72 basis point increase in the average cost of advances, resulting in a $965,000 increase in related interest expense. The average rate paid on FHLB advances increased to 4.15% for the quarter ended June 30, 2005, from 3.43% for the quarter ended June 30, 2004. While FHLB advances are generally fixed-rate, fixed-term borrowings, many of the Bank's more recent advances carried relatively shorter terms and were established in periods when market rates were lower. Reflecting the maturity and repricing of these short-term advances, the increased cost in the current quarter reflects new advances priced at current market rates. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $72.2 million and an average cost of 6.63% (including amortization of prepaid underwriting costs) for the quarter ended June 30, 2005. Junior subordinated debentures outstanding in the same quarter of the prior year had the same average balance of $72.2 million but a much lower average rate of 4.70%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to six months. The increased cost of the junior subordinated debentures reflects recent increases in short-term market interest rates. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $8.0 million, or 11.1%, to $63.8 million for the quarter ended June 30, 2005, from $71.8 million for the same period in 2004, while the related interest expense increased $169,000, to $392,000 from $223,000 for the respective periods. The average balance of the wholesale borrowings from brokers decreased $18.4 million, which was partially offset by a $10.4 million increase in the average balance of customer retail repurchase agreements. The average rate paid on other borrowings was 2.47% in the quarter ended June 30, 2005, compared to 1.25% for the same quarter in 2004. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.


A comparison of total interest expense for the six months ended June 30, 2005 shows an increase of $8.7 million, or 30.8%, from the comparable period in 2004. The interest expense reflects an increase in average deposits of $291.4 million combined with a $14.8 million decrease in FHLB advances, trust preferred securities and other borrowings. The effect on interest expense of the $276.6 million increase in average interest-bearing liabilities was also accompanied by a 42 basis point increase in the interest paid on those liabilities. The effect of higher market rates on the cost of these funds was partially mitigated by deposit pricing characteristics noted above and as deposits, including non-interest-bearing deposits, became a proportionately larger source of funds.

The following tables provide additional comparative data on the Company's operating performance (dollars in thousands):

	Quarters Ended June 30		Six Months Ended June 30
Average Balances	2005	2004	2005	2004
Investment securities and cash equivalents	$275,192	$271,284	$273,199	$270,611
Mortgage-backed obligations	319,105	415,452	322,799	413,431
Loans receivable	2,224,089	1,858,449	2,175,233	1,804,723
FHLB stock	35,844	35,042	35,773	84,870
Total average interest-earning assets	2,854,230	2,580,227	2,807,004	2,523,635

Non-interest-earning assets	175,705	149,293	172,686	156,365
Total average assets	$3,029,935	$2,729,520	$2,979,690	$2,680,000

Deposits	$2,069,062	$1,776,837	$2,015,104	1,723,673
Advances from FHLB	572,716	581,118	576,122	592,467
Junior subordinated debentures	72,168	72,168	72,168	65,030
Other borrowings	63,776	71,761	65,782	71,421
Total average interest-bearing liabilities	2,777,722	2,501,884	2,729,176	2,452,591

Non-interest-bearing liabilities	32,409	20,468	30,795	19,968
Total average liabilities	2,810,131	2,522,352	2,759,971	2,472,559

Equity	219,804	207,168	219,719	207,441
Total average liabilities and equity	$3,029,935	$2,729,520	$2,979,690	$2,680,000

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	4.29%	4.14%	4.30%	4.11%
Mortgage-backed obligations	4.51%	4.25%	4.53%	4.34%
Loans receivable	7.19%	6.56%	7.04%	6.61%
FHLB stock	0.00%	4.01%	(0.16)%	4.00%
Total interest rate yield on interest-earning assets	6.52%	5.90%	6.40%	5.93%

Interest Rate Expense:
Deposits	2.35%	1.90%	2.26%	1.90%
Advances from FHLB	4.15%	3.43%	4.04%	3.42%
Junior subordinated debentures	6.63%	4.70%	6.32%	4.75%
Other borrowings	2.47%	1.25%	2.22%	1.30%
Total interest rate expense on interest-bearing liabilities	2.84%	2.32%	2.74%	2.32%

Interest spread	3.68%	3.58%	3.66%	3.61%

Net interest margin on interest earning assets	3.75%	3.65%	3.73%	3.67%

Additional Key Financial Ratios (ratios are annualized)
Non-interest (other operating) expenses / average assets	3.02%	2.88%	2.98%	2.88%
Efficiency ratio [non-interest (other operating) expenses / revenues]	72.76%	70.98%	72.82%	70.98%
Return on average assets	0.66%	0.67%	0.66%	0.67%
Return on average equity	9.15%	8.83%	8.92%	8.64%
Average equity / average assets	7.25%	7.59%	7.37%	7.74%
Average interest-earning assets / interest-bearing liabilities	102.75%	103.13%	102.85%	102.90%


Provision and Allowance for Loan Losses. During the quarter ended June 30, 2005, the provision for loan losses was $1.3 million, compared to $1.5 million for the quarter ended June 30, 2004, a decrease of $150,000. As discussed in Note 1 to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's consolidated financial statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision in the current quarter reflects lower levels of non-performing loans, improvement in the current economic environment and strengthening in the prospects for collection on previously identified non-performing loans, balanced against significant growth in the size of the loan portfolio. While net charge-offs were $1.2 million for the current quarter, compared to $298,000 for the same quarter a year earlier, non-performing loans decreased $9.3 million to $16.0 million at June 30, 2005, compared to $25.3 million at June 30, 2004. For the past eighteen months non-performing loans have been primarily concentrated in a few agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflect unique operating difficulties for the individual borrower rather than a weakness in the overall economy of the area, farm commodity prices or growing conditions. A comparison of the allowance for loan losses at June 30, 2005 and 2004 shows an increase of $1.8 million to $29.8 million at June 30, 2005, from $28.0 million at June 30, 2004. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.29% and 1.47% at June 30, 2005 and 2004, respectively. The allowance as a percentage of non-performing loans increased to 187% at June 30, 2005, compared to 111% a year earlier.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of June 30, 2005, the Company had identified $15.9 million of impaired loans as defined by SFAS No. 114 and had established $3.2 million of loss allowances related to these loans.

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


The following tables provide additional detail on the Company's allowance for loan losses (dollars in thousands):
	Quarters Ended June 30		Six Months Ended June 30
Allowance for Loan Losses:	2005	2004	2005	2004
Balance, beginning of the period	$29,736	$26,885	$29,610	$26,060

Provision for loan losses	1,300	1,450	2,503	2,900

Recoveries of loans previously charged off:

One- to four-family real estate	--	--	--	--
Commercial real estate	22	115	187	115
Multifamily real estate	6	--	6	--
Construction and land	108	--	113	--
Commercial business	67	158	241	297
Agricultural business, including secured by farmland	7	--	21	3
Consumer	9	12	24	21
	219	285	592	436
Loans charged off:

One- to four-family real estate	(122)	(12)	(122)	(36)
Commercial real estate	--	(81)	(121)	(326)
Multifamily real estate	--	--	(8)	--
Construction and land	1	--	(217)	(100)
Commercial business	(604)	(398)	(723)	(737)
Agricultural business, including secured by farmland	(626)	--	(1,491)	--
Consumer	(116)	(92)	(235)	(160)
	(1,467)	(583)	(2,917)	(1,359)
Net charge-offs	(1,248)	(298)	(2,325)	(923)

Balance, end of the period	$29,788	$28,037	$29,788	$28,037

Net charge-offs as a percentage of average net book value of loans outstanding for the period	0.06%	0.02%	0.11%	0.05%

The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):
	June 30 2005	December 31 2004	June 30 2004
Specific or allocated loss allowances:
One- to four-family real estate	$785	$782	$641
Commercial real estate	5,453	5,046	5,749
Multifamily real estate	598	539	525
Construction and land	6,979	5,556	5,108
Commercial business	10,047	9,226	8,486
Agricultural business, including secured by farmland	3,497	3,628	3,839
Consumer	545	464	482
Total allocated	27,904	25,241	24,830

Estimated allowance for undisbursed commitments	411	197	324
Unallocated	1,473	4,172	2,883
Total allowance for loan losses	$29,788	$29,610	$28,037

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for losses)	1.29%	1.41%	1.47%
Ratio of allowance for loan losses to non-performing loans	187%	186%	111%


Other Operating Income. Other operating income was $4.6 million for the quarter ended June 30, 2005, an increase of $500,000 from the quarter ended June 30, 2004. Deposit fee and service charge income increased by $344,000, or 16.7%, to $2.4 million for the quarter ended June 30, 2005, compared to $2.1 million for the quarter ended June 30, 2004, primarily reflecting growth in customer transaction accounts, although changes in certain pricing schedules also contributed to the increase. Loan servicing fees declined by $115,000 to $232,000 for the current quarter, from $347,000 for the quarter ended June 30, 2004, as the portfolio of serviced loans decreased modestly and prepayment fees and other servicing charges declined. Offsetting the decline in loan servicing fees was an improvement in the gain on sale of loans, which increased by $193,000 to $1.6 million for the quarter ended June 30, 2005, compared to $1.5 million for the same quarter a year earlier as mortgage banking activity improved somewhat. Loan sales for the quarter ended June 30, 2005 totaled $106.7 million, compared to $100.5 million for the quarter ended June 30, 2004. Gain on sale of loans for the Company included $127,000 of fees on $11.4 million of loans which were brokered and are not reflected in the volume of loans sold. Other miscellaneous income increased $132,000 while the gain on sale of securities decreased by $54,000 compared to a year earlier, although neither amount reflected a significant change in the underlying activities.

Other operating income for the six months ended June 30, 2005 increased $681,000 to $8.6 million, from $7.9 million for the comparable period in 2004. Similar to the quarter's results, this includes a $505,000 increase in deposit fee and service charge income and a $172,000 increase in the gain on sale of loans. In addition, loan servicing fees increased by $58,000 compared to the first six months of 2004. Loan sales increased from $172.2 million for the six months ended June 30, 2004 to $184.9 million for the six months ended June 30, 2005.

Other Operating Expenses. Other operating expenses increased $3.3 million, or 16.7%, to $22.8 million for the quarter ended June 30, 2005, from $19.5 million for the quarter ended June 30, 2004. Other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current quarter includes significant increases in compensation, occupancy and information services for additional branch, deposit services and commercial loan expansion to position the Company for future growth. In addition, compensation was higher as a result of increased mortgage loan commissions and general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. The Company also continued to increase its commitment to advertising and marketing expenditures, which were $171,000 greater in the quarter ended June 30, 2005 than in the same period in the prior year. The increase in expenses includes operating costs associated with the recent opening of six new branch offices in Kent, Everett, Edmonds, Lynnwood, Mercer Island and East Wenatchee, Washington and the creation of an international banking department, as well as offices in Hillsboro, Oregon and Walla Walla, Washington which were opened in the second quarter of 2004. The Company's efficiency ratio increased to 72.76% for the quarter ended June 30, 2005 from 70.98% for the comparable period in 2004, in large part reflecting start up costs associated with this branch growth. Other operating expenses as a percentage of average assets increased to 3.02% for the quarter ended June 30, 2005, compared to 2.88% for the quarter ended June 30, 2004, reflecting this significant growth in expenses. The Company expects continued increases in the absolute level of operating expenses as a result of its announced expansion plans; however, over time, management believes that this expansion will lead to a lower relative cost of funds and enhanced revenues which should result in an improved efficiency ratio and stronger operating results.

Other operating expenses for the six months ended June 30, 2004 increased $5.7 million, or 15.0%, from $38.4 million the first six months of 2004, to $44.1 million in the current period. As explained above, the increase is primarily as a result of the increase in compensation, occupancy and advertising expenses as locations, staffing and the volume of activity have expanded while the Bank positions itself for future growth. Partially offsetting these expenses was an increase in capitalized loan origination costs reflecting increased origination volumes as well as increased loan production costs.

Income Taxes. Income tax expense was $2.2 million for the quarter ended June 30, 2005, compared to $2.0 million for the comparable period in 2004. The Company's effective tax rates for the quarters ended June 30, 2005 and 2004 were 30.7% and 30.4%, respectively. The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments. The slightly higher effective tax rate in the current period is primarily a result of a slight decrease in the relative combined effect of the tax credits from CRA investments and tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance as other taxable net revenue sources increased.

Income tax expense for the six months ended June 30, 2004 increased to $4.2 million, compared to $3.9 million in the comparable period in 2004. The Company's effective tax rates for the six months ended June 30, 2005 and 2004 were 30.3% and 30.3%, respectively.

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

Allowance for Loan Losses: In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with GAAP guidelines. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's


income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. The Company's asset quality indicators were significantly improved in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, resulting in slightly reduced loan loss provisioning in comparison to the same period a year earlier. At June 30, 2005, the Company had an allowance for loan losses of $29.8 million, which represented 1.29% of total loans and 187% of non-performing loans, compared to 1.47% and 111%, respectively, at June 30, 2004.

Non-Performing Assets: Non-performing assets decreased 40.2% to $17.3 million, or 0.55% of total assets, at June 30, 2005, compared to $28.9 million, or 1.05% of total assets, at June 30, 2004. At June 30, 2005, the Bank's largest non-performing loan exposure was for loans totaling $3.5 million to a diversified farming operation in northeastern Oregon which were secured by land, crops, receivables and equipment. The Company's next largest non-performing loan exposure encompasses loans totaling $2.8 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. The Company had two additional non-performing credit relationships with balances in excess of $1.0 million, with a combined aggregate carrying value of $2.6 million at June 30, 2005. At June 30, 2005, the Company had $1.3 million of real estate owned and other repossessed assets which primarily consisted of three single-family residences with a book value of $1.1 million, a speculative construction loan with a book value of $100,000 and a commercial property with a book value of $100,000. While meaningful progress was made in the past year, reducing non-performing loans and improving asset quality will continue to be important activities to enhance the Bank's operating performance in future periods.

The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	June 30 2005	December 31 2004	June 30 2004
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$1,158	$393	$486
Commercial	1,603	2,212	5,386
Multifamily	--	--	--
Construction and land	2,931	2,219	2,838
Commercial business	4,020	3,167	5,666
Agricultural business, including secured by farmland	5,871	7,407	9,691
Consumer	276	18	51
	15,859	15,416	24,118
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	107	419	998
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	98
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	3	53	43
	110	472	1,139
Total non-performing loans	15,969	15,888	25,257

Real estate owned, held for sale, and other repossessed assets, net	1,290	1,559	3,613

Total non-performing assets at the end of the period	$17,259	$17,447	$28,870
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	0.69%	0.76%	1.32%
Non-performing assets as a percentage of total assets at end of the period	0.55%	0.60%	1.05%
Troubled debt restructuring at end of the period	$--	$--	$--

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the six months ended June 30, 2005, the Company had loan originations, net of principal repayments, of $403 million and purchased loans in the amount of $1.1 million. For the six months ended June 30, 2005, the Company's securities purchases totaled $28.7 million. This activity was funded primarily by principal repayments on securities, sales of loans and deposit growth. During the six months ended June 30, 2005, the Company sold $184.9 million of loans and generated net deposit growth of $249.0 million, while FHLB advances decreased $17.1 million and other borrowings decreased $2.2 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended June 30, 2005, the Bank used its sources of funds primarily to fund loan commitments, purchase securities, repay FHLB advances and other borrowings, and pay maturing savings certificates and deposit withdrawals. At June 30, 2005, the Bank had outstanding loan commitments totaling $906.4 million, including undisbursed loans in process totaling $819.6 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB of Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $803.0 million. Advances under this credit facility totaled $566.5 million, or 18% of the Bank's assets, at June 30, 2005.

At June 30, 2005, certificates of deposit amounted to $1.143 billion, or 53% of the Bank's total deposits, including $784.5 million which were scheduled to mature within one year. While no assurance can be given as to future periods, historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of June 30, 2005, outstanding commitments consist of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$412,965
Revolving open-end lines secured by one- to four-family residential properties	35,919
Other, primarily business and agricultural loans	402,645
Real estate secured by one- to four-family residential properties	43,538
Standby letters of credit and financial guarantees	11,341

Total	$906,408

Commitments to sell loans secured by one- to four-family residential properties	$43,538

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties.

Standby letters of credit are conditional commitments issued to guarantee a customer's performance or payment to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.


Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the customer and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact to operations. This activity is managed daily. Changes in the value of rate lock commitments are recorded as other assets and liabilities. See "Derivative Instruments" under Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At June 30, 2005 and December 31, 2004, the Company and the Bank exceeded all current regulatory capital requirements. See Item 1, "Business-Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC for additional information regarding the Company's and the Bank's regulatory capital requirements.

The actual regulatory capital ratios calculated for the Company and the Bank as of June 30, 2005, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

Actual			Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
Amount		Ratio	Amount	Ratio	Amount	Ratio

June 30, 2005:
The Company-consolidated
Total capital to risk-weighted assets	$288,914	11.32%	$204,265	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	256,199	10.04	102,132	4.00	N/A	N/A
Tier 1 leverage capital to average assets	256,199	8.55	119,817	4.00	N/A	N/A

The Bank
Total capital to risk-weighted assets	265,424	10.42	203,861	8.00	$254,826	10.00%
Tier 1 capital to risk-weighted assets	234,877	9.22	101,931	4.00	152,896	6.00
Tier 1 leverage capital to average assets	234,877	7.85	119,616	4.00	149,520	5.00

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

The table of Interest Rate Risk Indicators sets forth, as of June 30, 2005, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.


Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	$(1,111)	(1.0)%	$(68,073)	(25.4)%
+200	(422)	(0.4)	(41,722)	(15.4)
+100	93	0.1	(17,457)	(6.5)
0	0	0	0	0
-50	(803)	(0.7)	(7,201)	(2.7)
-100	(1,871)	(1.7)	(3,023)	(1.1)
-200	(3,323)	(3.1)	(21,086)	(7.8)

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2005. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At June 30, 2005, total interest-bearing assets maturing or repricing within one year were less than total interest-earning liabilities maturing or repricing in the same time period by $68.0 million, representing a one-year gap to total assets ratio of (2.17%).


Interest Sensitivity Gap as of June 30, 2005	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$420,085	$12,635	$3,647	$376	$276	$56	$437,075
Fixed-rate mortgage loans	71,287	47,170	132,222	106,935	103,052	31,362	492,028
Adjustable-rate mortgage loans	309,078	75,017	196,012	173,832	315	--	754,254
Fixed-rate mortgage-backed securities	37,265	29,060	78,454	42,729	40,881	14,221	242,610
Adjustable-rate mortgage-backed securities	12,887	3,845	12,686	9,529	28,363	--	67,310
Fixed-rate commercial/agricultural loans	36,506	28,793	45,067	21,795	3,548	75	135,784
Adjustable-rate commercial / agricultural loans	398,988	5,423	14,765	6,939	84	67	426,266
Consumer and other loans	48,349	5,954	13,499	6,158	3,414	474	77,848
Investment securities and interest- earning deposits	64,285	5,935	58,921	120,309	15,681	43,389	308,520

Total rate sensitive assets	1,398,730	213,832	555,273	488,602	195,614	89,644	2,941,695

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	68,128	68,128	158,965	158,965	--	--	454,186
Money market deposit accounts	137,899	82,739	55,159	--	--	--	275,797
Certificates of deposit	523,063	261,481	300,064	43,397	14,627	35	1,142,667
FHLB advances	360,600	41,000	60,930	73,079	30,849	--	566,458
Other borrowings	24,804	--	--	--	--	--	24,804
Junior subordinated debentures	72,168	--	--	--	--	--	72,168
Retail repurchase agreements	40,281	285	106	--	428	--	41,100

Total rate sensitive liabilities	1,226,943	453,633	575,224	275,441	45,904	35	2,577,180

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$171,787	$(239,801)	$(19,951)	$213,161	$149,710	$89,609	$364,515
Cumulative excess (deficiency) of interest- sensitive assets	$171,787	$(68,014)	$(87,965)	$125,196	$274,906	$364,515	$364,515

Cumulative ratio of interest-earning assets to interest-bearing liabilities	114.00%	95.95%	96.10%	104.95%	110.67%	114.14%	114.14%
Interest sensitivity gap to total assets	5.47%	(7.64)%	(0.64)%	6.79%	4.77%	2.86%	11.61%
Ratio of cumulative gap to total assets	5.47%	(2.17)%	(2.80)%	3.99%	8.76%	11.61%	11.61%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $441.1 million, or (14.05%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in the section Comparison of Results of Operations for the Quarters and Six Months ended June 30, 2005 and 2004 of this report.


ITEM 4 - Controls and Procedures

The management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (Exchange Act). A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b) Changes in Internal Controls: In the quarter ended June 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity in Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan
Beginning	Ending
January 1, 2005	January 31, 2005	609	$28.255	--
February 1, 2005	February 28, 2005	7,419	$29.096	--
March 1, 2005	June 30, 2005	--	$--	--
April 1, 2005	April 30, 2005	18,163	$27.695	--
May 1, 2005	May 31, 2005	--	$--	--
June 1, 2005	June 30, 2005	49,359	$27.710	--
July 1, 2005	July 31, 2005	n/a	$--	--
August 1, 2005	August 31, 2005	n/a	$--	--
September 1, 2005	September 30, 2005	n/a	$--	--
October 1, 2005	October 31, 2005	n/a	$--	--
November 1, 2005	November 30, 2005	n/a	$--	--
December 1, 2005	December 31, 2005	n/a	$--	--
Total		75,550	$27.847	--	100,000	(2)

(1)	Shares indicated as purchased during the periods presented were acquired at current market values in payment of the exercise price of certain exercised options.
(2)	On July 22, 2004, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the following twelve months. As of June 30, 2005, no shares had been repurchased under this program. On July 26, 2005, the Board of Directors again authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Stockholders

 The annual meeting of stockholders of the Company was held on April 26, 2005. At the annual meeting there were a total number of 11,879,673 shares eligible to vote, of which 10,376,546 were received or cast at the meeting. The result of the vote on the election of directors was as follows:

The following individuals were elected as directors:

	FOR		WITHHELD
	# of votes	Percentage of shares voted	# of votes	Percentage of shares voted
Jesse G. Foster	10,301,311	99.27%	75,235	0.73%
D. Michael Jones	10,317,275	99.43%	59,271	0.57%
Dean W. Mitchell	10,275,077	99.02%	101,469	0.98%
Brent A. Orrico	10,307,578	99.34%	69,968	0.66%
Constance H. Kravas	10,300,290	99.27%	76,256	0.73%

The terms of Directors Gordon E. Budke, David B. Casper, Michael M. Smith, Robert D. Adams, Wilber Pribilsky, Edward L. Epstein and Gary Sirmon continued.

Item 5.   Other Information

Not Applicable.


Item 6.   Exhibits

   Exhibits

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

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

21	Subsidiaries of the Registrant [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

23.1

Consent of Registered Independent Public Accounting Firm - Moss Adams LLP [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

23.2

Consent of Registered Independent Public Accounting Firm - Deloitte & Touche LLP [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

31.1

Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005.

31.2

Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 8, 2005	/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer (Principal Executive Officer)

August 8, 2005	/s/ Lloyd W. Baker Lloyd W. Baker Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)


EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Banner Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 8, 2005	/s/D. Michael Jones D. Michael Jones Chief Executive Officer


EXHIBIT 31.2

 CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Banner Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 8, 2005	/s/Lloyd W. Baker Lloyd W. Baker Chief Financial Officer


EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

*	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

*	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

August 8, 2005	/s/D. Michael Jones D. Michael Jones Chief Executive Officer

August 8, 2005	/s/Lloyd W. Baker Lloyd W. Baker Chief Financial Officer
