Form 10-Q
period 2005-09-30
BANNER CORP
filed 2005-11-09
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to __________

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act). Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of July 31, 2005 12,016,659 shares*

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
Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004	2

Consolidated Statements of Income for the Quarters and Nine Months Ended September 30, 2005 and 2004	3

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2005 and 2004	4

Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	7

Selected Notes to Consolidated Financial Statements	9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	12

General	12

Comparison of Financial Condition at September 30, 2005 and December 31, 2004	13

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2005 and 2004	15

Asset Quality	20

Liquidity and Capital Resources	22

Financial Instruments with Off-Balance-Sheet Risk	22

Capital Requirements	23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	24

Sensitivity Analysis	24

Item 4 - Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 - Defaults Upon Senior Securities	29

Item 4 - Submission of Matters to a Vote of Security Holders	29

Item 5 - Other Information	29

Item 6 - Exhibits	30

SIGNATURES	31


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In thousands, except shares)
September 30, 2005 (Unaudited) and December 31, 2004

	(Unaudited) September 30	December 31
ASSETS	2005	2004
Cash and due from banks	$ 117,669	$ 51,767
Securities available for sale, cost $491,475 and $548,722, respectively
Encumbered	22,950	31,096
Unencumbered	460,445	516,739
	483,395	547,835
Securities held to maturity, fair value $53,349 and $51,437, respectively
Encumbered	--	--
Unencumbered	51,784	49,914
	51,784	49,914

Federal Home Loan Bank stock	35,844	35,698
Loans receivable:
Held for sale, fair value $3,506 and $2,176	3,462	2,145
Held for portfolio	2,361,549	2,090,703
Allowance for loan losses	(30,561)	(29,610)
	2,334,450	2,063,238

Accrued interest receivable	15,371	15,097
Real estate owned, held for sale, net	1,437	1,485
Property and equipment, net	47,252	39,315
Goodwill and other intangibles, net	36,303	36,369
Deferred income tax asset, net	8,853	5,888
Bank-owned life insurance	36,545	35,371
Other assets	17,144	15,090
	$ 3,186,047	$ 2,897,067
LIABILITIES
Deposits:
Non-interest-bearing	$ 322,043	$ 234,761
Interest-bearing transactions and savings accounts	811,748	635,972
Interest-bearing certificates	1,141,455	1,055,176
	2,275,246	1,925,909

Advances from Federal Home Loan Bank	484,858	583,558
Other borrowings	69,577	68,116
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	97,942	72,168
Accrued expenses and other liabilities	30,609	25,027
Deferred compensation	6,329	5,208
Income taxes payable	300	1,861
	2,964,861	2,681,847
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value per share, 27,500,000 shares authorized, 13,201,418 shares issued: 12,007,725 shares and 11,856,889 shares outstanding at September 30, 2005 and December 31, 2004, respectively.	128,516	127,460
Retained earnings	101,817	92,327
Accumulated other comprehensive income (loss): Unrealized gain (loss) on securities available for sale	(5,529)	(888)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:	(3,096)	(3,096)
374,595 restricted shares outstanding at September 30, 2005 and December 31, 2004, respectively
Carrying value of shares held in trust for stock related compensation plans	(8,511)	(6,135)
Liability for common stock issued to deferred, stock related, compensation plans	7,989	5,552
	(522)	(583)
	221,186	215,220
	$ 3,186,047	$ 2,897,067

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Nine Months Ended September 30, 2005 and 2004

	Quarters Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
INTEREST INCOME:
Loans receivable	$43,646	$33,051	$119,625	$92,368
Mortgage-backed securities	3,330	4,155	10,589	13,076
Securities and cash equivalents	2,990	3,194	8,782	9,415
	49,966	40,400	138,996	114,859
INTEREST EXPENSE:
Deposits	14,086	9,074	36,646	25,342
Advances from Federal Home Loan Bank	5,920	5,058	17,464	15,145
Other borrowings	472	257	1,196	717
Junior subordinated debentures	1,405	911	3,665	2,446
	21,883	15,300	58,971	43,650
Net interest income before provision for loan losses	28,083	25,100	80,025	71,209
PROVISION FOR LOAN LOSSES	1,300	1,444	3,803	4,344
Net interest income	26,783	23,656	76,222	66,865

OTHER OPERATING INCOME:
Deposit fees and other service charges	2,555	2,148	6,960	6,048
Mortgage banking operations	1,672	1,383	4,548	4,087
Loan servicing fees	466	711	1,137	1,324
Gain on sale of securities	--	67	8	140
Miscellaneous	288	441	950	1,092
Total other operating income	4,981	4,750	13,603	12,691

OTHER OPERATING EXPENSES:
Salary and employee benefits	15,758	13,719	44,814	38,846
Less capitalized loan origination costs	(2,677)	(1,806)	(7,471)	(5,184)
Occupancy and equipment	3,550	2,791	10,171	7,923
Information/computer data services	1,258	1,107	3,568	3,149
Professional services	760	746	2,379	2,451
Marketing and advertising	1,801	1,108	4,664	3,557
Miscellaneous	3,111	3,257	9,539	8,544
Total other operating expenses	23,561	20,922	67,664	59,286

Income before provision for income taxes	8,203	7,484	22,161	20,270

PROVISION FOR INCOME TAXES	2,537	2,322	6,772	6,197

NET INCOME	$ 5,666	$ 5,162	$ 15,389	$ 14,073

Earnings per common share (see Note 5):
Basic	$ 0.49	$ 0.46	$ 1.33	$ 1.27
Diluted	$ 0.47	$ 0.44	$ 1.29	$ 1.20
Cumulative dividends declared per common share:	$ 0.17	$ 0.16	$ 0.51	$ 0.48

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Nine Months Ended September 30, 2005 and 2004

	Quarters Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
NET INCOME	$ 5,666	$ 5,162	$ 15,389	$ 14,073

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $(1,932), $2,741, $(2,514) and $(1,351), respectively	(3,577)	4,688	(4,636)	(2,917)
Less adjustment for (gains)/losses included in net income, net of income tax (benefit) of $0, $23, $3 and $49, respectively	--	(44)	(5)	(91)
Other comprehensive income (loss)	(3,577)	4,644	(4,641)	(3,008)

COMPREHENSIVE INCOME	$ 2,089	$ 9,806	$ 10,748	$ 11,065

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Nine Months Ended September 30, 2005 and 2004

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Value, Net of Liability, Of Shares Held in Trust for Stock- Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2004	$123,375	$80,286	$3,191	$(3,589)	$(463)	$202,800
Net income		14,073				14,073

Change in valuation of securities available for sale, net of income taxes			(3,008)			(3,008)

Cash dividend on common stock ($.48/share cumulative)		(5,563)				(5,563)

Common stock surrendered as consideration for exercise of stock options	(556)					(556)

Proceeds from issuance of common stock for exercise of stock options	2,749					2,749

Net issuance of stock through employees' stock plans, including tax benefit	104			(39)	(159)	(94)

Amortization of compensation related to Management Recognition and Development Plan (MRP)					114	114
BALANCE, September 30, 2004	$125,672	$88,796	$(183)	$(3,628)	$(508)	$210,515

BALANCE January 1, 2005	$127,460	$92,327	$(888)	$(3,096)	$(583)	$215,220
Net income		15,389				15,389

Change in valuation of securities available for sale, net of income taxes			(4,641)			(4,641)

Cash dividend on common stock ($.51/share cumulative)		(5,899)				(5,899)

Common stock surrendered as consideration for exercise of stock options	(2,266)					(2,266)

Proceeds from issuance of common stock for exercise of stock options	3,051					3,051

Net issuance of stock through employees' stock plans, including tax benefit	271				(76)	195

Amortization of compensation related to MRP					137	137
BALANCE, September 30, 2005	$ 128,516	$ 101,817	$ (5,529)	$ (3,096)	$ (522)	$ 221,186

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2005 and 2004

Nine Months Ended
September 30
	2005	2004
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,344)	(1,728)
Purchase and retirement of common stock	(82)	(20)
Issuance of common stock to exercised stock options and/or employee stock plans	233	200
Number of shares retired, end of period	(1,193)	(1,548)

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	12,008	11,653

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(375)	(434)
Adjustment of earned shares	--	(5)
Number of shares, end of period	(375)	(439)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2005 and 2004

Nine Months Ended
September 30
	2005	2004
OPERATING ACTIVITIES:
Net income	$15,389	$14,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,645	2,720
Deferred income and expense, net of amortization	2,528	539
Gain on sale of securities	(8)	(140)
Increase in cash surrender value of bank-owned life insurance	(1,174)	(1,288)
Gain on sale of loans, excluding capitalized servicing rights	(4,225)	(4,023)
Gain on disposal of real estate held for sale and property and equipment	(135)	(145)
Provision for losses on loans and real estate held for sale	3,810	4,525
FHLB stock (dividend) reversal	29	(1,005)
Net change in:
Loans held for sale	(1,317)	7,609
Other assets	(2,145)	(4,156)
Other liabilities	5,602	3,758
Net cash provided by operating activities	21,999	22,467

INVESTING ACTIVITIES:
Purchases of available for sale securities	(32,453)	(156,308)
Principal repayments and maturities of available for sale securities	75,036	187,961
Proceeds from sales of available for sale securities	13,894	39,415
Purchases of held to maturity securities	(2,496)	(9,577)
Principal repayments and maturities of held to maturity securities	568	474
Origination of loans, net of principal repayments	(573,286)	(498,000)
Purchases of loans and participating interest in loans	(9,443)	(10,975)
Proceeds from sales of loans and participating interest in loans	309,877	246,607
Purchases of property and equipment-net	(11,702)	(15,253)
Proceeds from sale of real estate held for sale-net	2,226	1,937
Other	(328)	(84)
Net cash used by investing activities	(228,106)	(213,803)

FINANCING ACTIVITIES:
Increase in deposits	349,337	240,232
Proceeds from FHLB advances	2,312,920	1,116,500
Repayment of FHLB advances	(2,411,620)	(1,198,094)
Proceeds from issuance of junior subordinated debentures	25,774	15,465
Investment in trust securities related to junior subordinated debentures	(774)	(465)
Repayment of repurchase agreement borrowings	(7,721)	(19,950)
Increase in other borrowings, net	9,182	29,586
Cash dividends paid	(5,874)	(5,535)
Repurchases of stock, net of forfeitures	(2,266)	(556)
ESOP shares earned	--	(94)
Exercise of stock options	3,051	2,749
Net cash provided by financing activities	272,009	179,838

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	65,902	(11,498)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	51,767	77,298
CASH AND DUE FROM BANKS, END OF PERIOD	$ 117,669	$ 65,800

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2005 and 2004

Nine Months Ended
September 30
	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$56,445	$43,346
Taxes paid in cash	8,585	8,250
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	2,041	1,892
Net change in accrued dividends payable	25	28
Change in other assets/liabilities	2,425	1,678
Recognize tax benefit of vested share grants and exercised options	195	--
Investments available for sale reclassified as held to maturity	--	15,334
Stock issued to MRP	76	159

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Critical Accounting Policies

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of commercial banking through its wholly owned subsidiary, Banner Bank (the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and its 55 branch offices and 12 loan production offices located in 24 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

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

Stock Compensation Plans: The Company measures its employee stock-based compensation arrangements under the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for its stock option plans. If the compensation cost for the Company's compensation plans had been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (revised 2004), and reissued as SFAS No. 123(R), Share-Based Payment, the Company's net income available to common stockholders on a diluted basis and diluted earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

Quarters Ended September 30	Nine Months Ended September 30

	2005	2004	2005	2004
Net income available to common stockholders:
Basic:
As reported	$5,666	$5,162	$15,389	$14,073
Pro forma	5,459	4,962	14,600	13,431
Diluted:
As reported	$5,666	$5,162	$15,389	$14,073
Pro forma	5,459	4,962	14,600	13,431
Net income per common share:
Basic:
As reported	$0.49	$0.46	$1.33	$1.27
Pro forma	0.47	0.44	1.27	1.21
Diluted:
As reported	$0.47	$0.44	$1.29	$1.20
Pro forma	0.46	0.42	1.22	1.15

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


The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for new grants:

Nine Months Ended September 30
	2005		2004
Annual dividend yield	2.31 to 2.69%		2.16 to 2.44%
Expected volatility	29.2 to 31.2%		31.7 to 34.2%
Risk free interest rate	3.73 to 4.28%		2.72 to 4.78%
Expected lives	5 to 9	yrs	5 to 9	yrs

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

Sale of $25 Million of Trust Preferred Securities: In September 2005, the Company completed the issuance of an additional $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities called Banner Capital Trust V. The trust preferred securities were issued by a special purpose business trust owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. The debentures have been recorded as a liability on the statement of financial condition but, subject to limitation under current Federal Reserve guidelines, qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, by augmenting the Bank's regulatory capital. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 1.57% or 5.41% at issuance.

Note 3: Business Segments

The Company is managed by legal entity and not by lines of business. The Bank is a community oriented commercial bank chartered in the State of Washington. The Bank's primary business is that of a traditional banking institution, gathering deposits and originating loans for its portfolio in its primary market area. The Bank offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real estate, commercial and agricultural business and consumer loans. The Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. The performance of the Bank is reviewed by the Company's executive management and Board of Directors on a monthly basis. All of the executive officers of the Company are members of the Bank's executive management team.

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

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

September 30	December 31	September 30
2005	2004	2004

Interest-bearing deposits included in cash and due from banks	$ 40,059	$ 47	$ 8,059

Mortgage-backed securities	271,634	332,185	358,143
Other securities--taxable	213,633	216,826	225,142
Other securities--tax exempt	46,481	44,801	45,798
Equity securities with dividends	3,431	3,937	3,667
Total securities	535,179	597,749	632,750

Federal Home Loan Bank (FHLB) stock	35,844	35,698	35,698

	$ 611,082	$ 633,494	$ 676,507

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004
Mortgage-backed securities interest	$ 3,330	$ 4,155	$ 10,589	$ 13,076

Taxable interest and dividends	2,474	2,323	7,283	6,973
Tax-exempt interest	516	560	1,528	1,437
FHLB stock dividends	--	311	(29)	1,005
	2,990	3,194	8,782	9,415

	$ 6,320	$ 7,349	$ 19,371	$ 22,491

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004
Total shares originally issued	13,201	13,201	13,201	13,201
Less retired weighted average shares plus unvested weighted average shares allocated to MRP	(1,233)	(1,593)	(1,294)	(1,642)
Less unallocated shares held by the ESOP	(375)	(439)	(375)	(439)

Basic weighted average shares outstanding	11,593	11,169	11,532	11,120

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	358	567	390	583
Diluted weighted average shares outstanding	11,951	11,736	11,922	11,703

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

General

Banner Corporation, a Washington corporation, is primarily engaged in the business of commercial banking through its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank conducts business from its main office in Walla Walla, Washington, and its 55 branch offices and 12 loan production offices located in 24 counties in Washington, Oregon and Idaho.

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

Over the past two years the Company has invested significantly in expanding the Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington. This branch expansion is a significant element in the Company's strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow the Bank to proportionately reduce higher cost borrowings as a source of funds. The Company is committed to continuing this branch expansion strategy for the next two to three years and has plans and projects in process for six additional new offices expected to open in the next 15 months and is exploring other opportunities.

The Bank offers a wide range of loan products to meet the demands of its customers. Historically, lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties. To an increasing extent in recent years, lending activities have also included the origination of multifamily and commercial real estate loans. Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in the Bank's primary market areas

Deposits, FHLB advances (or borrowings) and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. The Bank competes with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Much of the focus of the Bank's recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.

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

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and Federal Home Loan Bank (FHLB) advances. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function


of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, the Company's net interest income increased $3.1 million for the quarter ended September 30, 2005, compared to the same period a year earlier, primarily as a result of strong growth in interest-bearing assets and liabilities and improved credit quality.

The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its operating expenses and income tax provisions. The provision for loan losses, at $1.3 million for the quarter ended September 30, 2005, declined by $144,000, compared to $1.4 million for the quarter ended September 30, 2004. Other operating income increased by $231,000 to $5.0 million for the quarter ended September 30, 2005 from $4.8 million for the quarter ended September 30, 2004, largely as a result of increased deposit fees and mortgage banking activity. Other operating expenses increased $2.6 million to $23.6 million for the quarter ended September 30, 2005, from $20.9 million for the same period in 2004, reflecting the Company's significant expansion as detailed below in the "Comparison of Financial Condition at September 30, 2005 and December 31, 2004" and "Comparison of Results of Operations for the Quarters and nine months ended September 30, 2005 and 2004" contained in this report. Operating results for the nine months ended September 30, 2005 exhibited similar increases as the current quarter's results and generally represent a continuation of trends reflected in the results for the quarters ended March 31 and June 30, 2005.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

General: For the first nine months of this year, total assets increased $289.0 million, or 10.0%, from $2.897 billion at December 31, 2004, to $3.186 billion at September 30, 2005. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $271.2 million, or 13.1%, from $2.063 billion at December 31, 2004, to $2.334 billion at September 30, 2005. Loan portfolio growth was broad-based and included increases of $15.0 million in mortgage loans secured by commercial real estate, $11.0 million in multifamily real estate loans, $157.8 million in construction and land loans, $35.1 million in non-mortgage commercial loans and $9.6 million in agricultural business loans, including those secured by farmland. These increases reflect the Company's continuing effort to increase the portion of its loans invested in commercial, construction and land development real estate loans, and non-mortgage commercial business loans. The large increase in construction and land loans was particularly noteworthy and reflects continued strong demand for and sales of new homes in many of the markets served by the Bank. The growth in agricultural loan balances is largely the result of seasonal usage of credit lines, a portion of which will likely be reduced in the fourth quarter. For the nine-month period ended September 30, 2005, the Company also had increases of $33.2 million in one- to four-family residential real estate loans and $10.4 million in consumer loans. The Bank's consumer loan programs are directed toward existing deposit and loan customers and are marketed primarily through its retail branches.

Securities available for sale and held to maturity decreased $62.6 million, or 10.5%, from $597.7 million at December 31, 2004, to $535.2 million at September 30, 2005, primarily as a result of prepayments on mortgage-backed securities as well as the sale of $13.9 million of securities, but also as a result of modest declines in the fair value of the portion of the portfolio designated as available for sale as a result of changes in the level of market interest rates. As noted in the Consolidated Statements of Financial Condition, higher market interest rates resulted in an unrealized holding loss of $8.1 million for the Company's available for sale securities at September 30, 2005, compared to an unrealized loss of $887,000 at December 31, 2004. The Company also had an increase of $1.2 million in bank-owned life insurance from the growth of cash surrender values on existing policies. Property and equipment increased by $7.9 million to $47.3 million at September 30, 2005, from $39.3 million at December 31, 2004. The increase included the acquisition of sites for new branches to be built in Pasco, Washington and Meridian (Boise), Idaho, as well as construction costs associated with new offices in Pasco, Walla Walla and Vancouver, Washington and tenant improvements made to locations in Spokane, Lynnwood, East Wenatchee and Burlington, Washington, Boise, Idaho and Beaverton, Oregon.

Deposits grew $349.3 million, or 18.1%, from $1.926 billion at December 31, 2004, to $2.275 billion at September 30, 2005. Non-interest-bearing deposits increased $87.3 million, or 37.2%, to $322.0 million while interest-bearing deposits increased $262.1 million, or 15.5%, to $1.953 billion from the December 31, 2004 amounts. The aggregate total of transaction and savings accounts, including money market accounts, increased by $263.1 million to $1.134 billion, reflecting the Bank's focused efforts to grow these important core deposits. Increasing core deposits is a key element of the Bank's expansion strategy including the recent and planned addition and renovation of branch locations as explained in more detail below. FHLB advances decreased $98.7 million from $583.6 million at December 31, 2004, to $484.9 million at September 30, 2005, while other borrowings increased $1.5 million to $69.6 million at September 30, 2005. The increase in other borrowings reflects a decrease of $7.7 million of repurchase agreement borrowings from securities dealers offset by a $9.2 million increase in retail repurchase agreements which are primarily related to customer cash management accounts.

In September 2005, the Company added $25.8 million of junior subordinated debentures in connection with the issuance of trust preferred securities, as explained in Note 2 of the Selected Notes to the Consolidated Financial Statements, to help fund its expanding operations. The proceeds of this offering provide additional flexibility with regard to the capital structure of both the Bank and the Company. In part reflecting the proceeds of this offering, the Company has in excess of $40 million of unencumbered cash that could be used to fund the Bank's capital needs, acquisitions, stock repurchases or the prepayment of more costly trust preferred securities issued in prior years.


The following tables provide additional detail on the Company's loans and deposits (dollars in thousands):
	September 30 2005		December 31 2004		September 30 2004
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans (including loans held for sale):
Commercial real estate	$ 562,612	23.8%	$ 547,574	26.2%	$ 531,714	26.8%
Multifamily real estate	118,756	5.0	107,745	5.1	104,713	5.3
Construction and land	663,943	28.1	506,137	24.2	451,393	22.7
Commercial business	430,374	18.2	395,249	18.9	364,235	18.4
Agricultural business, including loans secured by farmland	157,955	6.7	148,343	7.1	156,110	7.9
One- to four-family real estate	341,183	14.4	307,986	14.7	298,759	15.0

Consumer	42,624		36,556		35,848
Consumer secured by one- to four-family	47,564		43,258		41,631
Total consumer	90,188	3.8	79,814	3.8	77,479	3.9
Total loans outstanding	2,365,011	100.0%	2,092,848	100.0%	1,984,403	100.0%

Less allowance for loan losses	30,561		29,610		29,407

Total net loans outstanding at end of period	$ 2,334,450		$ 2,063,238		$ 1,954,996

September 30 2005	December 31 2004	September 30 2004
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Demand and NOW checking	$630,194	27.7%	$472,584	24.5%	$513,357	26.9%
Regular savings accounts	162,570	7.1	155,931	8.1	75,177	3.9
Money market accounts	341,027	15.0	242,218	12.6	265,552	13.9
Total transaction and saving accounts	1,133,791	49.8	870,733	45.2	854,086	44.7

Certificates which mature or reprice:
Within 1 year	800,785		664,571		652,941
After 1 year, but within 3 years	283,966		322,178		327,457
After 3 years	56,704		68,427		76,688
Total certificate accounts	1,141,455	50.2	1,055,176	54.8	1,057,086	55.3
Total	$ 2,275,246	100.0%	$ 1,925,909	100.0%	$ 1,911,172	100.0%


Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2005 and 2004

General. For the quarter ended September 30, 2005, the Company had net income of $5.7 million, or $0.47 per share (diluted), compared to net income of $5.2 million, or $0.44 per share (diluted), for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, the Company had net income of $15.4 million, or $1.29 per share (diluted), compared to net income of $14.1 million, or $1.20 per share (diluted), for the same period ended September 30, 2004. The Company's improved operating results reflect significant growth of assets and liabilities, as well as changes in the mix of those assets and liabilities and decreased credit costs as a result of reductions in non-accrual loans and the provision for loan losses. The Company's operating results also reflect substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses reflecting the growth in locations, operations and staff as the Company continues to expand. New, relocated or renovated locations that contributed to the higher level of operating expenses during the current quarter or nine-month period, as compared to the same periods a year ago, include: new branches in Boise and Twin Falls, Idaho which opened in the first quarter of 2004; new branches in Hillsboro, Oregon and Walla Walla, Washington which opened in the second quarter of 2004; a total reconstruction of the Bank's main Yakima, Washington branch which was completed in the fourth quarter of 2004; five new branches in the greater Seattle area, the construction and relocation of a branch in Lynden, Washington, and relocation of a branch in Spokane Valley, Washington, all of which became fully functional in the first quarter of 2005; a new branch in East Wenatchee, Washington that opened in the second quarter of 2005; and new branches in Walla Walla and Vancouver, Washington and Boise, Idaho that opened in the third quarter of 2005. The Company also completed the renovation and took occupancy of a new operations facility in Walla Walla, Washington and significantly added to its Seattle corporate lending staff during the third quarter of 2004. In addition, in October 2005, the Company opened an office in Beaverton, Oregon and currently has construction in progress for new branch facilities in Pasco and Burlington, Washington and Twin Falls, Idaho and is moving forward on plans for three other previously announced facilities in southern Idaho.

Compared to levels a year ago, total assets increased 12.6% to $3.186 billion at September 30, 2005, net loans increased 19.4% to $2.334 billion, deposits grew 19.0% to $2.275 billion, while borrowings, including junior subordinated debentures, decreased $29.8 million, or 4.4%, to $652.4 million. Average interest-earning assets were $2.954 billion for the quarter ended September 30, 2005, an increase of $318.2 million, or 12.1%, compared to $2.636 billion for the same period a year earlier. Average equity was 7.14% of average assets for the quarter ended September 30, 2005, compared to 7.48% of average assets for the quarter ended September 30, 2004, reflecting increased balance sheet leverage.

Net Interest Income. Net interest income before provision for loan losses increased to $28.1 million for the quarter ended September 30, 2005, compared to $25.1 million for the quarter ended September 30, 2004, largely as a result of the growth in average interest-earning assets noted above. The net interest margin of 3.77% in the current quarter, while increasing modestly from the two preceding quarters, was slightly lower when compared to 3.79% for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, the net interest margin increased to 3.75% from 3.71% for the nine-month period ended September 30, 2004. This improvement in the net interest margin primarily reflects changes in both the asset and liability mix, although the lagged effect of increasing market interest rates on deposit costs, as more fully explained below, also contributed to the improvement. In particular, the average asset mix for both the quarter and nine months ended September 30, 2005 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the same periods a year earlier. At the same time, the average funding liability base had proportionately more deposits, including more non-interest bearing deposits, and proportionately fewer borrowings than in the prior year. In contrast with the prior year and as more fully explained below, for the quarter and nine months ended September 30, 2005 the Bank did not record any dividend income on its investment in stock of the FHLB. Dividend income on the FHLB stock contributed five basis points to the net interest margin in both the quarter and nine months ended September 30, 2004. This loss of dividend income on FHLB stock is masking to a degree the progress the Company is making in improving the net interest margin from its core businesses of making loans to and collecting deposits from banking customers.

Interest Income. Interest income for the quarter ended September 30, 2005 was $50.0 million, compared to $40.4 million for the quarter ended September 30, 2004, an increase of $9.6 million, or 23.7%. The increase in interest income occurred as a result of a 61 basis point increase in the average yield on interest-earning assets, as well as significant growth in those assets. The yield on average interest-earning assets increased to 6.71% for the quarter ended September 30, 2005, compared to 6.10% for the same period a year earlier. Average loans receivable for the quarter ended September 30, 2005 increased by $390.8 million, or 20.0%, to $2.343 billion, compared to $1.952 billion for the quarter ended September 30, 2004. Interest income on loans for the quarter increased by $10.6 million, or 32.1%, to $43.6 million from $33.1 million for the prior year, reflecting the impact of the increase in average loan balances combined with a 65 basis point increase in the average yield. The increase in average loan yield reflects the increases in the level of market interest rates during the past year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect large portions of construction, land development, commercial and agricultural loans. The increase in average loan yields also reflects changes in the mix of the loan portfolio. The average yield on loans was 7.39% for the quarter ended September 30, 2005, compared to 6.74% for the quarter ended September 30, 2004. While the recent level of market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree as certain fixed-rate loans and loans with rate floors did not adjust upward in response to the initial increase in prime and other index rates. In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $72.6 million for the quarter ended September 30, 2005, and the interest and dividend income from those investments decreased by $1.0 million compared to the quarter ended September 30, 2004. The average yield on mortgage-backed securities increased to 4.45% for the quarter ended September 30, 2005, from 4.43% for the comparable period in 2004, reflecting reduced amortization of purchase premiums on certain


portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments and modestly higher rates on the portion of mortgage-backed securities that have adjustable interest rates. The average yield on other investment securities and cash equivalents increased to 4.27% for the quarter ended September 30, 2005, from 4.17% for the comparable quarter in 2004, largely reflecting the effect of higher market rates on certain adjustable rate securities. Earnings on FHLB stock decreased to $0 in the quarter ended September 30, 2005 from $311,000 in the comparable quarter in 2004, despite a $454,000 increase in the average balance held, as the Company did not record any dividend income for the quarter. As a result, the dividend yield on FHLB stock was 0.0% for the quarter ended September 30, 2005, compared to 3.50% for the quarter ended September 30, 2004. Dividends on FHLB stock have been established on a quarterly basis by vote of the Directors of the FHLB of Seattle; however, during the quarter ended December 31, 2004, the FHLB of Seattle announced that future dividends would be restricted while the FHLB attempted to improve its capital position. More recently, in a filing with the SEC, the FHLB indicated that it expects to generate only minimal earnings or possibly losses for the next two to three years. As a result, management does not expect that Banner Bank will receive any dividend income on this stock for the foreseeable future.

Interest income for the nine months ended September 30, 2005 increased by $24.1 million, or 21.0%, to $139.0 million, from $114.9 million for the comparable period in 2004. This increase in interest income is the result of the same growth, mix and market interest rate trends which affected the quarterly results explained above. Interest income from loans increased $27.3 million, or 29.5%, to $119.6 million for the nine months ended September 30, 2005, from $92.4 million for the comparable period in 2004. The increase in loan interest income reflects the impact of a $377.5 million of growth in the average balance of loans receivable in addition to a 52 basis point increase in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock decreased $3.1 million, to $19.4 million for the nine months ended September 30, 2005, reflecting an $82.3 million decrease in average balances and a 10 basis point decrease in yield. Dividend income on FHLB stock decreased by $1.0 million compared to the year earlier period.

Interest Expense. Interest expense for the quarter ended September 30, 2005 was $21.9 million, compared to $15.3 million for the comparable period in 2004, an increase of $6.6 million, or 43.0%. The increase in interest expense was the result of the significant growth in interest-bearing liabilities combined with a 63 basis point increase in the average cost of all interest-bearing liabilities to 3.01% for the quarter ended September 30, 2005, from 2.38% for the comparable period in 2004, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $5.0 million, or 55.2%, to $14.1 million for the quarter ended September 30, 2005 compared to $9.1 million for the same quarter a year ago, as a result of the significant deposit growth over the past twelve months as well as an increase in the cost of interest-bearing deposits. Reflecting the branch expansion and other growth initiatives, average deposit balances increased $324.2 million, or 17.4%, to $2.182 billion for the quarter ended September 30, 2005, from $1.858 billion for the quarter ended September 30, 2004, while the average rate paid on deposit balances increased 62 basis points to 2.56%. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for deposits tend to be less severe and to lag changes in market interest rates. This lower degree of volatility and lag effect for deposit pricing has been evident in the modest increase in deposit costs as the Federal Reserve has moved to increase short-term interest rates by 275 basis points over the past 16 months.

Average FHLB advances totaled $550.3 million during the quarter ended September 30, 2005, compared to $555.7 million during the quarter ended September 30, 2004, a decrease of $5.4 million, or 1.0%, which was offset by the effects of a 65 basis point increase in the average cost of advances, resulting in a $862,000 increase in related interest expense. The average rate paid on FHLB advances increased to 4.27% for the quarter ended September 30, 2005, from 3.62% for the quarter ended September 30, 2004. While FHLB advances are generally fixed-rate, fixed-term borrowings, many of the Bank's more recent advances carried relatively shorter terms and were established in periods when market rates were lower. Reflecting the maturity and repricing of these short-term advances, the increased cost in the current quarter reflects new advances priced at current market rates. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $82.3 million and an average cost of 6.78% (including amortization of prepaid underwriting costs) for the quarter ended September 30, 2005. Junior subordinated debentures outstanding in the same quarter of the prior year had an average balance of $72.2 million but a much lower average rate of 5.02%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to nine months. The increased cost of the junior subordinated debentures reflects recent increases in short-term market interest rates. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $5.0 million, or 7.0%, to $67.1 million for the quarter ended September 30, 2005, from $72.2 million for the same period in 2004, while the related interest expense decreased $215,000, to $472,000 from $257,000 for the respective periods. The average balance of the wholesale borrowings from brokers decreased $13.1 million, which was offset by a $8.0 million increase in the average balance of customer retail repurchase agreements. The average rate paid on other borrowings was 2.79% in the quarter ended September 30, 2005, compared to 1.42% for the same quarter in 2004. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

A comparison of total interest expense for the nine months ended September 30, 2005 shows an increase of $15.3 million, or 35.1%, to $59.0 million from $43.7 million for the comparable period in 2004. The interest expense reflects an increase in average deposits of $302.6 million combined with a $10.0 million decrease in FHLB advances, trust preferred securities and other borrowings. The effect on interest expense of the $292.6 million increase in average interest-bearing liabilities was also accompanied by a 50 basis point increase in the interest paid on those liabilities. The effect of higher market rates on the cost of these funds was partially mitigated by deposit pricing characteristics noted above and as deposits, including non-interest-bearing deposits, became a proportionately larger source of funds.


The following tables provide additional comparative data on the Company's operating performance (dollars in thousands):

Quarters Ended	Nine Months Ended
September 30	September 30
Average Balances	2005	2004	2005	2004
Investment securities and cash equivalents	$277,930	$275,194	$274,794	$272,111
Mortgage-backed obligations	297,107	372,936	314,141	399,834
Loans receivable	2,342,995	1,952,163	2,231,768	1,854,229
FHLB stock	35,844	35,390	35,797	35,045
Total average interest-earning assets	2,953,876	2,635,683	2,856,500	2,561,219

Non-interest-earning assets	186,650	155,668	177,391	156,169
Total average assets	$3,140,526	$ 2,791,351	$3,033,891	$2,717,388

Deposits	$2,182,452	$ 1,858,240	$2,071,499	1,768,856
Advances from FHLB	550,261	555,672	567,407	580,113
Other borrowings	67,149	72,194	66,243	71,680
Junior subordinated debentures	82,254	72,168	75,567	67,427
Total average interest-bearing liabilities	2,882,116	2,558,274	2,780,716	2,488,076

Non-interest-bearing liabilities	34,218	24,321	31,948	21,429
Total average liabilities	2,916,334	2,582,595	2,812,664	2,509,505

Equity	224,192	208,756	221,227	207,883
Total average liabilities and equity	$3,140,526	$2,791,351	$3,033,891	$2,717,388

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	4.27%	4.17%	4.29%	4.13%
Mortgage-backed obligations	4.45%	4.43%	4.51%	4.37%
Loans receivable	7.39%	6.74%	7.17%	6.65%
FHLB stock	0.00%	3.50%	(0.11)%	3.83%
Total interest rate yield on interest-earning assets	6.71%	6.10%	6.51%	5.99%

Interest Rate Expense:
Deposits	2.56%	1.94%	2.37%	1.91%
Advances from FHLB	4.27%	3.62%	4.12%	3.49%
Other borrowings	2.79%	1.42%	2.41%	1.34%
Junior subordinated debentures	6.78%	5.02%	6.48%	4.85%
Total interest rate expense on interest-bearing liabilities	3.01%	2.38%	2.84%	2.34%

Interest spread	3.70%	3.72%	3.67%	3.65%

Net interest margin on interest earning assets	3.77%	3.79%	3.75%	3.71%

Additional Key Financial Ratios (ratios are annualized)
Non-interest (other operating) expenses / average assets	2.98%	2.98%	2.98%	2.91%
Efficiency ratio [non-interest (other operating) expenses / revenues]	71.26%	70.09%	72.27%	70.66%
Return on average assets	0.72%	0.74%	0.68%	0.69%
Return on average equity	10.03%	9.84%	9.30%	9.04%
Average equity / average assets	7.14%	7.48%	7.29%	7.65%
Average interest-earning assets / interest-bearing liabilities	102.49%	103.03%	102.73%	102.94%


Provision and Allowance for Loan Losses. During the quarter ended September 30, 2005, the provision for loan losses was $1.3 million, compared to $1.4 million for the quarter ended September 30, 2004, a decrease of $144,000. As discussed in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision in the current quarter reflects lower levels of non-performing loans, improvement in the current economic environment and strengthening in the prospects for collection on previously identified non-performing loans, balanced against changes in the mix and growth in the size of the loan portfolio. While net charge-offs were $527,000 for the current quarter, compared to $74,000 for the same quarter a year earlier, non-performing loans decreased $8.3 million to $12.3 million at September 30, 2005, compared to $20.7 million at September 30, 2004. For the past two years non-performing loans have been primarily concentrated in a few agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflect unique operating difficulties for the individual borrower rather than a weakness in the overall economy of the area, farm commodity prices or growing conditions. A comparison of the allowance for loan losses at September 30, 2005 and 2004 shows an increase of $1.2 million to $30.6 million at September 30, 2005, from $29.4 million at September 30, 2004. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.29% and 1.48% at September 30, 2005 and 2004, respectively. The allowance as a percentage of non-performing loans increased to 248% at September 30, 2005, compared to 142% a year earlier.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of September 30, 2005, the Company had identified $12.2 million of impaired loans as defined by SFAS No. 114 and had established $2.5 million of loss allowances related to these loans.

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


The following tables provide additional detail on the Company's allowance for loan losses (dollars in thousands):

Quarters Ended	Nine Months Ended
September 30	September 30
Allowance for Loan Losses:	2005	2004	2005	2004
Balance, beginning of the period	$29,788	$28,037	$29,610	$26,060

Provision for loan losses	1,300	1,444	3,803	4,344

Recoveries of loans previously charged off:

One- to four-family real estate	--	2	--	2
Commercial real estate	--	404	187	519
Multifamily real estate	--	--	6	--
Construction and land	141	--	254	--
Commercial business	303	537	544	834
Agricultural business, including secured by farmland	7	10	28	13
Consumer	14	22	38	43
	465	975	1,057	1,411
Loans charged off:

One- to four-family real estate	--	(27)	(122)	(63)
Commercial real estate	(400)	(213)	(521)	(539)
Multifamily real estate	--	--	(8)	--
Construction and land	(1)	(122)	(218)	(222)
Commercial business	(230)	(552)	(953)	(1,289)
Agricultural business, including secured by farmland	(289)	--	(1,780)	--
Consumer	(72)	(135)	(307)	(295)
	(992)	(1,049)	(3,909)	(2,408)
Net charge-offs	(527)	(74)	(2,852)	(997)

Balance, end of the period	$ 30,561	$ 29,407	$ 30,561	$ 29,407

Net charge-offs as a percentage of average net book value of loans outstanding for the period	0.02%	0.00%	0.13%	0.05%

The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):
September 30	December 31	September 30
2005	2004	2004
Specific or allocated loss allowances:
One- to four-family real estate	$808	$782	$638
Commercial real estate	5,235	5,046	5,360
Multifamily real estate	711	539	523
Construction and land	7,043	5,556	5,322
Commercial business	9,650	9,226	8,930
Agricultural business, including secured by farmland	3,470	3,628	3,789
Consumer	556	464	474
Total allocated	27,473	25,241	25,036

Estimated allowance for undisbursed commitments	285	197	270
Unallocated	2,803	4,172	4,101
Total allowance for loan losses	$ 30,561	$ 29,610	$ 29,407

Allowance for loan losses as a percentage of total loans outstanding (loans receivable excluding allowance for losses)	1.29%	1.41%	1.48%
Ratio of allowance for loan losses to non-performing loans	248%	186%	142%


Other Operating Income. Other operating income was $5.0 million for the quarter ended September 30, 2005, an increase of $231,000 from the quarter ended September 30, 2004. Deposit fee and service charge income increased by $407,000, or 18.9%, to $2.6 million for the quarter ended September 30, 2005, compared to $2.1 million for the quarter ended September 30, 2004, primarily reflecting growth in customer transaction accounts and increased merchant credit card services, although changes in certain pricing schedules also contributed to the increase. Loan servicing fees declined by $245,000 to $466,000 for the current quarter, from $711,000 for the quarter ended September 30, 2004, as the portfolio of serviced loans decreased modestly and prepayment fees and other servicing charges declined. Offsetting the decline in loan servicing fees was an improvement in the gain on sale of loans, which increased by $289,000 to $1.7 million for the quarter ended September 30, 2005, compared to $1.4 million for the same quarter a year earlier as mortgage banking activity improved. Loan sales for the quarter ended September 30, 2005 totaled $125.0 million, compared to $74.4 million for the quarter ended September 30, 2004. Gain on sale of loans for the Company included $128,000 of fees on $10.8 million of loans which were brokered and are not reflected in the volume of loans sold. Other miscellaneous income decreased $153,000 while the gain on sale of securities decreased by $67,000 compared to a year earlier, although neither amount reflected a significant change in the underlying activities.

Other operating income for the nine months ended September 30, 2005 increased $912,000 to $13.6 million, from $12.7 million for the comparable period in 2004. Similar to the quarter's results, the results for the nine-month period include a $912,000 increase in deposit fee and service charge income and a $461,000 increase in the gain on sale of loans. This was offset somewhat as loan servicing fees decreased by $187,000 and the gain on sale of securities decreased $132,000 for the nine months ended September 30, 2005 compared to the same period one year earlier.

Other Operating Expenses. Other operating expenses increased $2.6 million, or 12.6%, to $23.6 million for the quarter ended September 30, 2005, from $20.9 million for the quarter ended September 30, 2004. Other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current quarter includes significant increases in compensation, occupancy and information services for additional branch, deposit services and commercial loan expansion to position the Company for future growth. In addition, compensation was higher as a result of increased mortgage loan commissions and general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. The Company also continued to increase its commitment to advertising and marketing expenditures, which were $693,000 greater in the quarter ended September 30, 2005 than in the same period in the prior year. The increase in expenses includes operating costs associated with the recent opening of nine new branch offices in Kent, Everett, Edmonds, Lynnwood, Mercer Island, East Wenatchee, Walla Walla and Vancouver, Washington and Boise, Idaho, the relocation and upgrading of branch offices in Yakima, Spokane and Lynden, Washington, and the creation of an international banking department, as well as offices in Hillsboro, Oregon and Walla Walla, Washington which were opened in the second quarter of 2004. The Company's efficiency ratio increased to 71.26% for the quarter ended September 30, 2005 from 70.09% for the comparable period in 2004, in large part reflecting start up costs associated with this branch growth. Other operating expenses as a percentage of average assets remained unchanged at 2.98% for the quarters ended September 30, 2005 and 2004, despite this significant growth in expenses. The Company expects continued increases in the absolute level of operating expenses as a result of its announced expansion plans; however, over time, management believes that this expansion will lead to a lower relative cost of funds and enhanced revenues which should result in an improved efficiency ratio and stronger operating results.

Other operating expenses for the nine months ended September 30, 2005 increased $8.4 million, or 14.1%, to $67.7 million from $59.3 million for the first nine months of 2004. As explained above, the increase is primarily as a result of the increase in compensation, occupancy and advertising expenses as locations, staffing and the volume of activity have expanded while the Bank positions itself for future growth. In addition to the locations opened during the past twelve months, the Bank opened new offices in Hillsboro, Oregon and Walla Walla, Washington during the second quarter of 2004, which impacted expenses for less than the full nine-month period in that year. Partially offsetting these expenses was an increase in capitalized loan origination costs reflecting increased origination volumes as well as increased loan production costs.

Income Taxes. Income tax expense was $2.5 million for the quarter ended September 30, 2005, compared to $2.3 million for the comparable period in 2004. The Company's effective tax rates for the quarters ended September 30, 2005 and 2004 were 30.9% and 31.0%, respectively. The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments. The slightly lower effective tax rate in the current period is primarily a result of a small increase in the relative combined effect of the tax credits from CRA investments and tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance, compared to other taxable net revenue sources.

Income tax expense for the nine months ended September 30, 2005 increased to $6.8 million, compared to $6.2 million in the comparable period in 2004. The Company's effective tax rates for the nine months ended September 30, 2005 and 2004 were 30.6% and 30.6%, respectively.

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


Allowance for Loan Losses: In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with GAAP guidelines. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. The Company's asset quality indicators were significantly improved in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, resulting in slightly reduced loan loss provisioning in comparison to the same period a year earlier. At September 30, 2005, the Company had an allowance for loan losses of $30.6 million, which represented 1.29% of total loans and 248% of non-performing loans, compared to 1.48% and 142%, respectively, at September 30, 2004.

Non-Performing Assets: Non-performing assets decreased 41.2% to $13.9 million, or 0.44% of total assets, at September 30, 2005, compared to $23.7 million, or 0.84% of total assets, at September 30, 2004. At September 30, 2005, the Bank's largest non-performing loan exposure was for loans totaling $3.5 million to a diversified farming operation in northeastern Oregon which were secured by land, crops, receivables and equipment. The Company's next largest non-performing loan exposure encompasses loans totaling $2.4 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. At September 30, 2005, the Company had $1.6 million of real estate owned and other repossessed assets which primarily consisted of two single-family residences with a book value of $1.6 million. While meaningful progress was made in the past year, reducing non-performing loans and improving asset quality will continue to be important activities to enhance the Bank's operating performance in future periods.

The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

September 30	December 31	September 30
2005	2004	2004
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$1,149	$393	$393
Commercial	925	2,212	2,811
Multifamily	--	--	--
Construction and land	1,218	2,219	3,818
Commercial business	3,119	3,167	4,563
Agricultural business, including secured by farmland	5,477	7,407	8,422
Consumer	317	18	84
	12,205	15,416	20,091
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	106	419	549
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	10	53	30
	116	472	579
Total non-performing loans	12,321	15,888	20,670

Real estate owned, held for sale, and other repossessed assets, net	1,622	1,559	3,051

Total non-performing assets at the end of the period	$ 13,943	$ 17,447	$ 23,721
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	0.52%	0.76%	1.04%
Non-performing assets as a percentage of total assets at end of the period	0.44%	0.60%	0.84%
Troubled debt restructuring at end of the period	$--	$--	$--

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the nine months ended September 30, 2005, the Company had loan originations, net of principal repayments, of $573.3 million and purchased loans in the amount of $9.4 million. For the nine months ended September 30, 2005, the Company's securities purchases totaled $35.0 million. This activity was funded primarily by principal repayments on securities, sales of loans and deposit growth. During the nine months ended September 30, 2005, the Company sold $309.9 million of loans and generated net deposit growth of $349.3 million, while FHLB advances decreased $98.7 million and other borrowings increased $27.2 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended September 30, 2005, the Bank used its sources of funds primarily to fund loan commitments, purchase securities, repay FHLB advances and other borrowings, and pay maturing savings certificates and deposit withdrawals. At September 30, 2005, the Bank had outstanding loan commitments totaling $941.3 million, including undisbursed loans in process totaling $860.5 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB of Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $686.9 million. Advances under this credit facility totaled $484.9 million, or 15% of the Bank's assets, at September 30, 2005.

At September 30, 2005, certificates of deposit amounted to $1.141 billion, or 50% of the Bank's total deposits, including $800.8 million which were scheduled to mature within one year. While no assurance can be given as to future periods, historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

Financial Instruments with Off-Balance-Sheet Risk

The Bank has financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of September 30, 2005, outstanding commitments consist of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$429,757
Revolving open-end lines secured by one- to four-family residential properties	39,630
Other, primarily business and agricultural loans	426,653
Real estate secured by one- to four-family residential properties	33,099
Standby letters of credit and financial guarantees	12,127

Total	$ 941,266

Commitments to sell loans secured by one- to four-family residential properties	$ 33,099

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At September 30, 2005 and December 31, 2004, the Company and the Bank exceeded all current regulatory capital requirements. See Item 1, "Business--Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC for additional information regarding the Company's and the Bank's regulatory capital requirements.

The actual regulatory capital ratios calculated for the Company and the Bank as of September 30, 2005, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):
Actual	Minimum for capital adequacy purposes	Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005:
The Company--consolidated
Total capital to risk-weighted assets	$319,369	12.46%	$205,023	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	265,833	10.37	102,512	4.00	N/A	N/A
Tier 1 leverage capital to average assets	265,833	8.55	124,384	4.00	N/A	N/A

The Bank
Total capital to risk-weighted assets	269,450	10.54	204,553	8.00	$255,692	10.00%
Tier 1 capital to risk-weighted assets	238,284	9.32	102,277	4.00	153,415	6.00
Tier 1 leverage capital to average assets	238,284	7.68	124,170	4.00	155,212	5.00

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company. An exception to this generalization in recent periods preceding the current quarter has been the beneficial effect of interest rate floors on many of the Company's floating rate loans which have helped maintain higher loan yields despite declining levels of market interest rates. However, in the low interest rate environment of the past two years, these rate floors have declined over time. Further, because these rate floors exceed what would otherwise be the note rate on certain variable or floating rate loans, those loans have been less responsive to recently increasing market rates than has historically been the case, injecting an additional element of interest rate risk into the Company's operations. As of September 30, 2005, the Company has very few floating-rate loans with interest rates that have not increased to levels above their floors and therefore these loans should be more responsive to additional increases in market rates should they occur.

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

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2005, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.


Interest Rate Risk Indicators

Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months	Net Market Value
		(dollars in thousands)
+300	$2,302	2.1%	$(69,431)	(25.7)%
+200	2,051	1.9	(44,080)	(16.3)
+100	1,142	1.0	(17,998)	(6.7)
0	0	0	0	0
-50	(982)	(0.9)	4,091	1.5
-100	(2,375)	(2.2)	3,460	1.3
-200	(4,297)	(3.9)	(10,178)	(3.8)

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2005. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At September 30, 2005, total interest-bearing assets maturing or repricing within one year were less than total interest-earning liabilities maturing or repricing in the same time period by $78.4 million, representing a one-year gap to total assets ratio of (2.46%).


Interest Sensitivity Gap as of September 30, 2005	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Year	After 5 Years Within 10 Years	Over 10 Years	Total
		(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$ 443,798	$ 7,082	$ 3,962	$ 520	$ 305	$ 62	$ 455,729
Fixed-rate mortgage loans	79,898	48,097	140,292	104,770	104,768	33,231	511,056
Adjustable-rate mortgage loans	319,108	69,248	219,483	157,680	18	--	765,537
Fixed-rate mortgage-backed securities	23,405	20,709	64,774	39,241	45,668	19,381	213,178
Adjustable-rate mortgage-backed securities	12,668	3,704	12,262	9,220	26,029	--	63,883
Fixed-rate commercial/agricultural loans	35,295	30,909	46,119	18,636	3,487	71	134,517
Adjustable-rate commercial/agricultural loans	400,736	5,217	14,475	8,403	770	67	429,668
Consumer and other loans	48,311	6,106	13,658	7,001	3,988	495	79,559
Investment securities and interest-earning deposits	69,433	2,420	103,756	92,591	18,002	45,546	331,748

Total rate sensitive assets	1,432,652	193,492	618,781	438,062	203,035	98,853	2,948,875

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	70,609	70,608	164,752	164,752	--	--	470,721
Money market deposit accounts	170,514	102,308	68,205	--	--	--	341,027
Certificates of deposit	530,387	269,160	285,203	42,397	14,287	21	1,141,455
FHLB advances	305,000	19,000	69,930	70,079	20,849	--	484,858
Other borrowings	22,037	--	--	--	--	--	22,037
Retail repurchase agreements	46,718	287	107	--	428	--	47,540
Junior subordinated debentures	97,942	--	--	--	--	--	97,942

Total rate sensitive liabilities	1,243,207	461,363	588,197	277,228	35,564	21	2,605,580

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$ 189,445	$(267,871)	$ 30,584	$160,834	$ 167,471	$ 98,832	$ 379,295
Cumulative excess (deficiency) of interest-sensitive assets	$ 189,445	$ (78,426)	$(47,842)	$112,992	$ 280,463	$ 379,295	$ 379,295

Cumulative ratio of interest-earning assets to interest- bearing liabilities	115.24%	95.40%	97.91%	104.40%	110.76%	114.56%	114.56%
Interest sensitivity gap to total assets	5.95%	(8.41)%	0.96%	5.05%	5.26%	3.10%	11.90%
Ratio of cumulative gap to total assets	5.95%	(2.46)%	(1.50)%	3.55%	8.80%	11.90%	11.90%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $476.1 million, or (14.94%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Results of Operations for the Quarters and Nine Months ended September 30, 2005 and 2004" of this report.

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

        (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b) Changes in Internal Controls: In the quarter ended September 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

The table below represents the issuer purchases of equity securities.

Period		Total Number of Shares	Average Price	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May yet be Purchased Under
Beginning	Ending	Purchased (1)	Paid per Share	Announced Plan	the Plan
January 1, 2005	January 31, 2005	609	$ 28.255	--
February 1, 2005	February 28, 2005	7,419	$ 29.096	--
March 1, 2005	September 30, 2005	--	$ --	--
April 1, 2005	April 30, 2005	18,163	$ 7.695	--
May 1, 2005	May 31, 2005	--	$ --	--
June 1, 2005	June 30, 2005	49,359	$ 27.710	--
July 1, 2005	July 31, 2005	--	$ --	--
August 1, 2005	August 31, 2005	--	$ --	--
September 1, 2005	September 30, 2005	6,047	$ 26.947	--
October 1, 2005	October 31, 2005	--	$ --	--
November 1, 2005	November 30, 2005	--	$ --	--
December 1, 2005	December 31, 2005	--	$ --	--
Total		81,597	$ 27.780	--	100,000	(2)

    (1)     Shares indicated as purchased during the periods presented were acquired at current market values in payment of the exercise price of certain exercised options.

    (2)     On July 26, 2005, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months. As of September 30, 2005, no shares had been repurchased under this program.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not Applicable.


Item 6. Exhibits

Exhibits

3{a}	Articles of Incorporation of Registrant [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

3{b}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K dated July 24, 1998 (file No. 0-26584)].

10{a}	Employment Agreement with Gary L. Sirmon, dated as of January 1, 2004 [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{b}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{g}	Consultant Agreement with Jesse G. Foster, dated as of December 19, 2003. [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-23584)].

10{h}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (file No. 0-26584)].

10{i}	Towne Bank of Woodinville 1992 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated April 2, 1998 (file No. 333-49193)].

10{j}	Whatcom State Bank 1991 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (file No. 333-71625)].

10{k}	Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{l}	Employment Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{m}	Supplemental Executive Retirement Program Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (file No. 0-26584)].

10{n}	Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker and Cynthia D. Purcell [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{o}	1998 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (File No. 333-71625)].

10{p}	2001 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 8, 2001 (File No. 333-67168)].

10{q}	Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, Paul E. Folz, John R. Neill and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005.
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2005.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                            Banner Corporation

November 9, 2005	/s/ D. Michael Jones
                                                                                                                     D. Michael Jones
                                                                                                                     President and Chief Executive Officer
                                                                                                                    (Principal Executive Officer)

November 9, 2005	/s/ Lloyd W. Baker
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 9, 2005	/s/D. Michael Jones
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 9, 2005	/s/Lloyd W. Baker
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

November 9, 2005	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

November 9, 2005	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer
