Form 10-K
period 2005-12-31
BANNER CORP
filed 2006-03-16
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________to________

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)

10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (509) 527-3636

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ___ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ________	Accelerated filer	X	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes	___	No	X

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock quoted on the Nasdaq Stock Market on June 30, 2005, was:
Common Stock - $339,608,673

The number of shares outstanding of the registrant's classes of common stock as of February 28, 2006:
Common Stock, $.01 par value - 12,128,640 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 25, 2006 are incorporated by reference into Part III.


BANNER CORPORATION AND SUBSIDIARIES

Table of Contents

PART I	Page #

Item 1.	Business	3
General	3
Lending Activities	3
Asset Quality	7
Investment Activities	8
Deposit Activities and Other Sources of Funds	9
Personnel	10
Taxation	10
Environmental Regulation	11
Competition	11
Regulation	11
Management Personnel	16
Available Information	17
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Consolidated Financial and Other Data	24
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Comparison of Financial Condition at December 31, 2005 and 2004	28
Comparison of Results of Operations
Years ended December 31, 2005 vs. 2004	41
Years ended December 31, 2004 vs. 2003	46
Market Risk and Asset/Liability Management	52
Liquidity and Capital Resources	56
Capital Requirements	57
Effect of Inflation and Changing Prices	57
Contractual Obligations	57
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	58
Item 9B.	Other Information	58

PART III

Item 10.	Directors and Executive Officers of the Registrant	59
Item 11.	Executive Compensation	.	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item 13.	Certain Relationships and Related Transactions	60
Item 14.	Principal Accounting Fees and Services	60

PART IV

Item 15.	Exhibits and Financial Statement Schedules	61
	Signatures	62


PART 1

Item 1 - Business                                                                     General

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and its 57 branch offices and eleven loan production offices located in 24 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve or FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions, Division of Banks (Division) and the Federal Deposit Insurance Corporation (FDIC). The Company had total consolidated assets of $3.041 billion and total stockholders' equity of $221.7 million at December 31, 2005.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, junior subordinated debentures issued in connection with the sale of trust preferred securities and repurchase agreements. The Company's net income is also significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions. Net income for the year ended December 31, 2005 was $12.4 million, or $1.04 per share on a fully diluted basis, which included $8.6 million, or $.72 per diluted share, of net after-tax charges associated with certain balance-sheet restructuring transactions executed late in the fourth quarter of the year. These transactions were designed to reposition the Bank's balance sheet in order to improve the Company's net interest income, net interest margin and net income in future periods. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information about the Company's financial performance, including detailed information with respect to the balance-sheet restructuring transactions.

The Bank offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas. The Bank's primary business is that of a traditional banking institution, accepting deposits and originating loans in locations surrounding its offices in portions of Washington, Oregon and Idaho. The Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, agricultural business loans, construction and land development loans, one- to four-family residential loans and consumer loans. A portion of the Bank's construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon. In addition to loans, the Bank maintains a significant, although recently declining, portion of its assets in marketable securities. The securities portfolio is heavily weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also includes U.S. Government agency (including government-sponsored enterprises) securities, as well as investment grade corporate debt securities and tax-exempt municipal securities primarily issued by entities located in the State of Washington.

Over the past two years the Company has invested significantly in expanding the Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington. This branch expansion is a significant element in the Company's strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing lower cost core deposits which will allow the Bank to proportionately reduce higher cost borrowings as a source of funds. The Company is committed to continuing this branch expansion strategy for the next two to three years and has plans and projects in process for four additional new offices expected to open in the next 12 months and is exploring other opportunities.

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

Historically, lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties. In response to exceptionally strong housing markets, construction and land loan growth has been particularly significant over the past two years. To an increasing extent in recent years, lending activities have also included the origination of multifamily and commercial real estate loans. Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in the Bank's primary market areas. During the past three and one-half years, the Bank has significantly added to its resources engaged in commercial lending, including senior credit administration personnel and experienced officers focused on middle market corporate lending opportunities. The Bank has also recently increased its emphasis on consumer lending. While continuing its commitment to construction and residential lending, management expects commercial lending, including commercial real estate, agricultural and consumer lending to become increasingly important activities for the Bank.


At December 31, 2005, the Bank's net loan portfolio totaled $2.409 billion. For additional information concerning the Bank's loan portfolio, see Item 7, "Management's Discussion and Analysis of Financial Condition--Comparison of Financial Condition at December 31, 2005 and 2004--Loans/Lending." See also Table 5 contained therein, which sets forth the composition of the Company's loan portfolio, and Tables 6 and 6(a), which contain information regarding the loans maturing in the Company's portfolio.

One- to Four-Family Residential Real Estate Lending: The Bank originates loans secured by first mortgages on one- to four-family residences and loans for the construction of one- to four-family residences in the communities where it has full service branches. In addition, the Bank operates real estate loan production offices in Bellevue, Puyallup, Kennewick, Moses Lake and Oak Harbor, Washington. The Bank's mortgage lending subsidiary, CFC, provides residential and construction lending primarily in the Bend and Portland, Oregon and Pasco and Vancouver, Washington market areas. At December 31, 2005, $365.9 million, or 15.0% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences.

The Bank and CFC offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions. Fixed rate loans generally are offered on a fully amortizing basis for terms ranging from 15 to 30 years at interest rates and fees that reflect current secondary market pricing. Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%. These ARM products most frequently adjust based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.25%. Generally, ARM loans held in the Bank's portfolio do not allow for interest-only payments nor negative amortization of principal and carry no prepayment restrictions. The retention of ARM loans in the Bank's loan portfolio can help reduce the Company's exposure to changes in interest rates. However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years, borrower demand for ARM loans has been limited and the Bank has chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates. As a result, ARM loans have represented only a small portion of loans originated during this period. However, beginning in the year ended December 31, 2004 and continuing in 2005, the Bank did experience a modest increase in the origination of hybrid-ARM loans. Hybrid-ARM loans generally adjust annually following an initial fixed-rate period ranging from three to ten years using indices, margins and adjustment limitations similar to other ARM products.

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

Construction and Land Lending: The Bank invests a significant portion of its loan portfolio in residential construction loans to professional home builders. To a lesser extent, the Bank also originates land loans and construction loans for commercial and multifamily real estate. At December 31, 2005, construction and land loans totaled $691.7 million (including $267.5 million of land or land development loans and $70.1 million of commercial and multifamily real estate construction loans), or 28.3% of total loans of the Company. Residential construction lending is a primary focus of the Bank's subsidiary, CFC, and the Company's largest concentration of construction and development loans is in the Portland/Vancouver market area. The Bank also has a significant amount of construction loans for properties in the Puget Sound region and in the Tri-Cities market in Washington State.

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


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

Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects. At December 31, 2005, the Company's loan portfolio included $144.5 million in multifamily and $555.9 million in commercial real estate loans. Multifamily and commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, riskier than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. In all multifamily and commercial real estate lending, the Bank considers the location, marketability and overall attractiveness of the properties. The Bank's current underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process the Bank assesses the borrowers' willingness and ability to repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by the Bank are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. Most multifamily and commercial real estate loans originated in the past five years are linked to various U.S. Treasury indices or certain prime rates. Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years. Rate adjustments for some of the more seasoned adjustable-rate loans in the portfolio predominantly reflect changes in the FHLB National Monthly Median Cost of Funds index. The Bank's commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type or location. At December 31, 2005, multifamily and commercial real estate loans together comprised 28.7% of the Company's total loans.

Commercial Business Lending: The Bank is active in small- to medium-sized business lending, including origination of loans guaranteed by the Small Business Administration (SBA), and has engaged to a lesser extent in agricultural lending primarily by providing crop production loans. Bank officers devote a great deal of effort to developing customer relationships and the ability to serve these types of borrowers. Management believes that many large banks have neglected these lending markets, which has contributed to the Bank's success. While strengthening its commitment to small business lending, in recent years the Bank has added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. Management has leveraged the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, this type of lending has helped increase the deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant effort at the Bank and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations.

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

The Bank's commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose


of providing working capital and are usually approved with a term of one year. Adjustable- or floating-rate loans are generally tied to various prime rate and LIBOR indices. At December 31, 2005, commercial loans totaled $442.2 million, or 18.1% of the Company's total loans.

Agricultural Lending: Agriculture is a major industry in many eastern Washington, eastern Oregon and southern Idaho locations. While agricultural loans are not a large part of the portfolio, the Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile. At December 31, 2005, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $147.6 million, or 6.0% of the loan portfolio.

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

Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. While consumer lending has traditionally been a small part of the Bank's business, with loans made primarily to accommodate its existing customer base, it has received renewed emphasis in 2004 and 2005 and management anticipates increased activity in future periods. Part of this emphasis has been the reintroduction of a Banner Bank-funded credit card program which the Bank began marketing in the fourth quarter of 2005. Similar to other consumer loan programs, the Bank primarily focuses this credit card program on its existing customer base to add to the depth of its customer relationships. Despite increased marketing efforts and strong borrower demand, consumer loans increased only modestly in the past year, largely as a result of continued prepayments in the current low interest rate environment. At December 31, 2005, the Company had $92.0 million, or 3.8% of its loans receivable, in outstanding consumer related loans, an increase of $12.2 million or 15.2% from December 31, 2004.

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

Loan Solicitation and Processing: The Bank originates real estate loans by direct solicitation of real estate brokers, builders, depositors and walk-in customers. Loan applications are taken by the Bank's loan officers and are processed in branch or regional locations. Most underwriting and loan administration functions are performed by loan personnel at central locations.


Commercial loan officers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers. While commercial loan officers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of the Bank or the Company.

Consumer loans are originated through various marketing efforts directed primarily toward existing deposit and loan customers of the Bank. Consumer loan applications may be processed at branch locations or by administrative personnel at the Bank's main office.

Loan Originations, Sales and Purchases

While the Bank originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. For the years ended December 31, 2005, 2004 and 2003, the Bank originated loans, net of repayments, of $719.8 million, $696.3 million and $721.5 million, respectively.

In recent years, the Bank generally has sold most of its newly originated one- to four-family residential mortgage loans and a portion of its SBA guaranteed loans to secondary market purchasers as part of its interest rate risk management strategy. Proceeds from sales of loans by the Company for the years ended December 31, 2005, 2004 and 2003, totaled $397.0 million, $338.4 million and $572.2 million, respectively. Sales of loans generally are beneficial to the Bank because these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. The Company sells loans on both a servicing-retained and a servicing-released basis. All loans are sold without recourse. See "Loan Servicing." At December 31, 2005, the Company had $4.8 million in loans held for sale.

The Bank purchases whole loans and loan participation interests primarily during periods of reduced loan demand in its primary market area and at times to support its Community Reinvestment Act lending activities. Any such purchases are made consistent with the Bank's underwriting standards; however, the loans may be located outside of the Bank's normal lending area. During the years ended December 31, 2005, 2004 and 2003, the Bank purchased $22.6 million, $18.2 million and $34.5 million, respectively, of loans and loan participation interests.

Loan Servicing

The Bank receives fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At December 31, 2005, the Bank was servicing $239.3 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. In addition to earning fee income, the Bank retains certain amounts in escrow for the benefit of the lender for which the Bank incurs no interest expense but is able to invest the funds into earning assets. At December 31, 2005, the Bank held $2.3 million in escrow for its portfolio of loans serviced for others. The loan servicing portfolio at December 31, 2005 was composed primarily of $173.3 million of Freddie Mac mortgage loans, 3.2 million of Fannie Mae mortgage loans and $53.2 million of loans serviced for a variety of private users. The remaining balance of the loan servicing portfolio at December 31, 2005 consisted of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington and Oregon. For the year ended December 31, 2005, $1.5 million of loan servicing fees, net of $507,000 of servicing rights amortization, was recognized in operations.

Mortgage Servicing Rights: The Bank records mortgage servicing rights (MSRs) with respect to loans it originates and sells in the secondary market on a servicing-retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized $502,000, $78,000, and $1,576,000, respectively, of MSRs relating to loans sold with servicing retained. No MSRs were purchased in those periods. Amortization of MSRs for the years ended December 31, 2005, 2004 and 2003, was $507,000, $489,000, and $1.0 million, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2005, MSRs were carried at a value of $1.6 million, net of amortization.

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

For additional information with respect to asset quality and non-performing loans, see Item 7, "Management's Discussion and Analysis of Financial Condition--Comparison of Financial Condition at December 31, 2005 and 2004--Asset Quality," and Table 10 contained therein.

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

At December 31, 2005, the Company had an allowance for loan losses of $30.9 million, which represented 1.27% of net loans and 296% of non-performing loans compared to 1.41% and 186%, respectively, at December 31, 2004. For additional information concerning the Company's allowance for loan losses, see Item 7, "Management's Discussion and Analysis of Financial Condition--Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004--Provision and Allowance for Loan Losses," and Tables 11 and 12 contained therein.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions. The Bank's investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Bank's policies generally limit investments to U.S. Government and government agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities includes those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher, as well as collateralized mortgage obligations (CMOs). A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Bank's investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's earning performance and/or market value.

At December 31, 2005, the Company's consolidated investment portfolio totaled $311.2 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of Fannie Mae and Freddie Mac. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Bank's loan originations, deposits and other activities. During the year ended December 31, 2005, investments and securities decreased by $286.5 million largely as a result of the sale of $207 million of securities as part of a balance-sheet restructuring strategy announced and executed in the fourth quarter of 2005. (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation; Recent Developments and Significant Events.") During the year ended December 31, 2005, holdings of mortgage-backed securities decreased $153.2 million to $179.0 million, and U.S. Treasury and agency obligations decreased $115.0 million to $24.9 million. Ownership of corporate and other securities decreased $18.1 million to $55.6 million, while municipal bonds decreased $225,000 to $51.8 million.

The Company invests significantly in mortgage-backed securities. The Company's mortgage-backed securities investments generally are collateralized by loans on one- to four-family residential real estate. The average life of a mortgage-backed security is usually less than its stated maturity due to principal amortization and prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in rapid amortization of premiums or discounts and thereby affect the net yield on these securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgage loans exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of the repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgage loans or mortgage-backed securities underlying collateralized mortgage obligations (CMOs) is segmented and paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. At December 31, 2005, the Company held CMOs with a net carrying value of $85.2 million, including $30.3 million of privately-issued CMOs.

For detailed information on the Company's investment securities, see Item 7, "Management's Discussion and Analysis of Financial Condition--Comparison of Financial Condition at December 31, 2005 and 2004--Investments," and Tables 1, 2, 3 and 4 contained therein.

Off-Balance-Sheet Derivatives: Derivatives include "off-balance-sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company and the Bank generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, the Bank issues "rate lock" commitments to borrowers and obtains offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended. Accordingly, on December 31, 2005, the Company recorded an asset of $70,000 and a liability of $70,000, representing the estimated market value of those commitments. On December 31, 2005, the Company and the Bank had no other investment related off-balance-sheet derivatives.

Deposit Activities and Other Sources of Funds

General: Deposits, FHLB advances (or other borrowings) and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced by general economic, interest rate and money market conditions and may vary significantly. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer-term basis for general business purposes, including funding loans and investments.

The Bank competes with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Much of the focus of the Bank's recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances, and the Bank has enjoyed strong deposit growth in recent years.

Deposit Accounts: The Bank generally attracts deposits from within its primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns. At December 31, 2005, the Bank had $2.323 billion of deposits, including $1.121 billion of transaction and savings accounts and $1.202 billion in time deposits. For additional information concerning the Bank's deposit accounts, see Item 7, "Management's Discussion and Analysis of Financial Condition--Comparison of Financial Condition at December 31, 2005 and 2004--Deposit Accounts." See also Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts offered by the Bank, and Table 8, which sets forth the amount of the Bank's certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2005.

Borrowings: While deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank also uses borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage its capital position. The FHLB-Seattle serves as the Bank's primary borrowing source. The FHLB-Seattle provides credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2005, the Bank had $265.0 million of combined borrowings from the FHLB-Seattle at a weighted average rate of 4.13%. At that date, the Bank had been authorized by the FHLB-Seattle to borrow up to $599.3 million under a blanket floating lien security agreement. The Bank also has access to additional short-term funds through a $26.0 million commercial bank credit line. At December 31, 2005, the Bank had fully drawn on this commercial banking credit line; however, the Bank also had overnight investments in excess of that amount and the credit line was repaid on the first business day of 2006. For additional information concerning the Company's borrowings from the FHLB-Seattle, see Item 7, "Management's Discussion and Analysis of Financial Condition--Comparison of Financial Condition at December 31, 2005 and 2004--Borrowings," Table 9 contained therein, and Note 12 of the Notes to the Consolidated Financial Statements.

The Bank issues retail repurchase agreements, generally due within 90 days, as an additional source of funds. At December 31, 2005, the Bank had issued retail repurchase agreements totaling $52.2 million, with a weighted average interest rate of 2.87%, which were secured by a pledge of certain mortgage-backed securities with a market value of $61.3 million.

The Bank also borrows funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds Bank investment securities while the Bank continues to receive the principal and interest payments from the securities. The Bank's outstanding borrowings at December 31, 2005 under wholesale repurchase agreements totaled $18.7 million, with a weighted average rate of 4.36%, and were collateralized by mortgage-backed securities with a fair value of $19.6 million.

In addition to borrowings at the Bank, the Company has generated funding by issuing $95 million of trust preferred securities (TPS). The TPS were issued in 2002, 2003, 2004 and 2005 by special purpose business trusts formed by the Company and were sold in private offerings to pooled investment vehicles. The junior subordinated debentures associated with the TPS have been recorded as liabilities on the Company's Consolidated Statements of Financial Condition, but the TPS qualify as Tier 1 capital for regulatory capital purposes. The Company has invested a portion of the proceeds from the issuance of the TPS as additional paid in capital at the Bank. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments and Significant Events," and Note 13 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.


For additional information about deposits and other sources of funds, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," and Notes 11, 12 and 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

Personnel

As of December 31, 2005, the Bank and its subsidiaries had 821 full-time and 63 part-time employees. The Company has no employees except for those who are also employees of the Bank and its subsidiaries. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

Provisions of the Small Business Job Protection Act of 1996 (the Job Protection Act) significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions (the Bank was previously chartered as a savings institution) were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allowed savings institutions to retain their existing base year bad debt reserves but required that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income over six years. The reserves in excess of the base year (December 31, 1987) had been fully recaptured into taxable income as of December 31, 2003.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances was approximately $5.3 million at December 31, 2005. As a result of the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired business. The Company elected to recapture these reserves into taxable income over a four-year period ending December 31, 2003, using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

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

There have not been any Internal Revenue Service audits of the Company's federal income tax returns during the past five years.

State Taxation

Washington Taxation: The Company and the Bank are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to such tax. The Company's B&O tax expense was $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The State of Washington last audited the Company and the Bank as of June 2005 and March 2001, respectively, and required only minor adjustments to their filings which did not have any material effect on the Company's financial statements.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax. The Company's operations in those states resulted in corporate income taxes of approximately $98,000, $254,000 and $223,000 (net of federal tax benefit) for the years ended December 31, 2005, 2004 and 2003, respectively. For 2005, corporate income taxes for Oregon were reduced approximately $45,000 due to a one-time biannual state credit that is not guaranteed to be repeated. In addition, Oregon taxes decreased as a result of the overall decrease in pre-tax book income due to balance-sheet restructuring transactions. As the Company's operations in these states increase, the state income tax provision will have an increasing effect on the Company's effective tax rate and results of operations. The State of Oregon last audited the Company's state income tax returns as of December 2001 and required only minor adjustments to their filings which did not have any


material effect on the Company's financial statements. There have not been any State of Idaho audits of the Company's state income tax returns in the past five years.

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

Competition

The Bank encounters significant competition both in attracting deposits and in originating loans. The Bank's most direct competition for deposits comes from other commercial and savings banks, savings associations and credit unions in its market areas. The Bank also experiences competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles. The Bank expects continued strong competition from such financial institutions and investment vehicles in the foreseeable future. The ability of the Bank to attract and retain deposits depends on its ability to provide transaction services and investment opportunities that satisfy the requirements of depositors. The Bank competes for deposits by offering a variety of accounts and financial services with competitive rates and terms, at convenient locations and business hours, and delivered with a high level of personal service and expertise.

Competition for loans comes principally from other commercial banks, loan brokers, mortgage banking companies, savings banks and credit unions. The competition for loans is intense as a result of the large number of institutions competing in the Bank's market areas. The Bank competes for loans primarily by offering competitive rates and fees and providing timely decisions and excellent service to borrowers.

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

State Regulation and Supervision: As a Washington state-chartered commercial bank with branches in the States of Washington, Oregon and Idaho, the Bank is subject to the applicable provisions of Washington, Oregon and Idaho law and regulations. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.

Deposit Insurance: The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. During 2005, the FDIC maintained two separate insurance funds: the BIF and the SAIF. Banner Bank's accounts are insured by both the BIF and the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

The Bank pays deposit insurance premiums based on a risk-based system established by the FDIC. Under this system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio; however, with the continued growth anticipated in insured deposits nationwide, the ratio is expected to fall to or below the 1.25% ratio in the coming years.


Since 1997, the premium schedule for BIF and SAIF insured institutions has ranged from zero to 27 basis points. In recent years, the Bank has not been required to make any premium payments to the FDIC. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the fourth quarter of 2005, the annualized rate was 1.34 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

On February 8, 2006, the President of the United States signed into law a deficit reduction bill that included significant deposit insurance reform provisions. The deposit insurance reform provisions will merge the two deposit insurance funds (the Bank Insurance Fund and the Savings Association Insurance Fund) into a single fund; increase deposit insurance coverage for individual retirement accounts to $250,000; maintain coverage for standard accounts at $100,000 while providing for periodic increases in coverage for standard accounts and individual retirement accounts because of inflation; authorize revisions to the current risk-based system for assessing insurance premiums; provide insurance premium assessment credits to offset future FDIC insurance premiums under the new risk-based assessment system to banks that capitalized the deposit funds prior to 1996; provide the FDIC with flexibility to manage the new insurance fund by setting the designated reserve ratio between 1.15% and 1.50% of insured deposits, thereby eliminating the fixed 1.25% designated reserve ratio; and impose a cap on the growth of the insurance fund by requiring a premium dividend to depository institutions of 50% of the excess premiums when the insurance fund exceeds 1.35% of insured deposits and 100% of the excess above 1.50%.

The merger of the two deposit insurance funds is expected to occur no later than July 1, 2006. All other important provisions, including the new risk-based assessment system, must be implemented through FDIC rulemaking that is expected to be completed by the end of 2006.

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

At December 31, 2005, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Capital Requirements: Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may in included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At December 31, 2005, the Bank had a Tier 1 leverage capital ratio of 8.19%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's


financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At December 31, 2005, the Bank had a Tier 1 risk-based capital ratio of 9.70% and a total risk-based capital ratio of 10.93%.

The Washington Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 2005, the Bank had a net worth of 8.21% of total assets under this standard.

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

Standards for Safety and Soundness: The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any of these guidelines, it may require the Bank to submit to the FDIC an acceptable plan to achieve compliance with the guideline. The Company believes that at December 31, 2005, the Bank meets all of the FDIC guidelines.

Activities and Investments of Insured State-Chartered Financial Institutions: Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the Washington Department of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Federal Reserve System: The Federal Reserve Board requires, under Regulation D, reserves on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, for 2005, a bank was required to establish reserves equal to 3% of the first $47.6 million of transaction accounts, of which the first $7.0 million was exempt, and 10% of the remainder. Currently there is no reserve requirement on nonpersonal time deposits. As of December 31, 2005, the Bank met its reserve requirements.

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


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

Privacy Standards: On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification: In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act, takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related FDIC regulations impose the following requirements with respect to financial institutions:

  establishment of anti-money laundering programs;
  establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
  establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
  prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

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


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

Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission (SEC), under the Securities Exchange Act of 1934 (Exchange Act).

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The Company's policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

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


Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 2005, the Company's total risk-based capital was 12.29% of risk-weighted assets and its Tier 1 (core) capital was 10.17% of risk-weighted assets.

Stock Repurchases: A bank holding company, except for certain "well-capitalized" and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. For information concerning the Company's repurchase activities during the 2005 fiscal year and for the quarter ended December 31, 2005, see Item 5 hereof.

Management Personnel

Executive Officers

The following table sets forth information with respect to the executive officers of the Company and the Bank as of December 31, 2005.

Name	Age	Position with Company	Position with Bank

D. Michael Jones	63	President, Chief Executive Officer,	President, Chief Executive Officer,
		Director	Director

Lloyd W. Baker	57	Executive Vice President,	Executive Vice President,
		Chief Financial Officer	Chief Financial Officer

Michael K. Larsen	63		Executive Vice President,
			Real Estate Lending

Cynthia D. Purcell	48		Executive Vice President,
			Bank Operations

Richard B. Barton	62		Executive Vice President,
			Chief Credit Officer

Paul E. Folz	51		Executive Vice President,
			Community Banking

John R. Neill	57		Executive Vice President,
			Corporate Lending

Douglas M. Bennett	53		Executive Vice President,
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


Cynthia D. Purcell was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981, and has served in her current position since 2000.

Richard B. Barton joined Banner Bank in 2002. Mr. Barton's banking career began in 1972 with Seafirst Bank and Bank of America, where he served in a variety of commercial lending and credit risk management positions. In his last positions at Bank of America before joining Banner, he served as the senior real estate risk management executive for the Pacific Northwest and as the credit risk management executive for the west coast home builder divisions.

Paul E. Folz joined Banner Bank in 2002. Mr. Folz, who has 27 years of commercial lending experience, served in his last position before joining Banner Bank as Washington Mutual's Senior Vice President for new market planning and development for the commerical banking division, where he spearheaded the expansion of business banking into new markets. Prior to that position, he served from 1989 as Washington Mutual's Senior Vice President in charge of commercial banking operations in the State of Oregon.

John R. Neill joined Banner Bank in 2002. Mr. Neill, who has over 26 years of commercial banking and community development experience, began his banking career with Seafirst Bank in 1975. From 1995 until he joined Banner Bank, he served as Senior Vice President and Senior Client Manager for Bank of America's central Washington commercial banking division.

Douglas M. Bennett, who joined Banner Bank in 1974, has over 30 years of experience in real estate lending. He has served as a member of the Bank's executive management committee since 2004.

Available Information

The Company's website is www.bannerbank.com. The website contains a link to the Company's filings with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments. Copies of these filing are available as soon as reasonably practicable.

Item 1A - Risk Factors

An investment in Banner Corporation's common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones that affect us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the circumstances described in the following risk factors actually occur to a significant adverse degree, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

The Maturity and Repricing Characteristics of Our Assets and Liabilities are Mismatched and Subject Us to Interest Rate Risk Which Could Adversely Affect Our Net Earnings and Economic Value.

Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Significant changes in market interest rates or errors or misjudgments in our interest rate risk management procedures could have a material adverse effect on our net earnings and economic value.

Our activities, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on our earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of our assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting the Company's financial performance.

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for our rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.

Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of our net interest income to changes in the modeled interest rate environments provides a


measurement of interest rate risk. We also utilize market value analysis, which addresses changes in estimated net market value of our equity arising from changes in the level of interest rates. The net market value of equity is estimated by separately valuing our assets and liabilities under varying interest rate environments. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net equity value to changes in interest rates and provides an additional measure of interest rate risk.

The interest rate sensitivity analysis we perform incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model. We update and prepare simulation modeling at least quarterly for review by senior management and the directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net market value of our equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used and, as a result, our interest rate risk management strategies may prove to be inadequate.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our balance-sheet restructuring transactions that were executed in the fourth quarter of 2005 and "Market Risk and Asset/Liability Management" for additional information concerning interest rate risk.

Our Loan Portfolio Includes Loans with a Higher Risk of Loss.

We originate construction and land loans, commercial and multifamily mortgage loans, commercial loans, consumer loans, agricultural mortgage loans and agricultural loans as well as residential mortgage loans primarily within our market areas. Generally, the types of loans other than the residential mortgage loans have a higher risk of loss than the residential mortgage loans. We had approximately $2.1 billion outstanding in these types of higher risk loans at December 31, 2005, which is a significant increase since December 31, 2004. Commercial and multifamily mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons and the reasons discussed under Item 1, "Business-Lending Activities":

  Construction and Land Loans. During the years ended December 31, 2005 and 2004, we significantly increased our origination of construction loans. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security.

  Commercial and Multifamily Mortgage Loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service.

  Commercial Loans. Repayment is dependent upon the successful operation of the borrower's business.

  Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

   Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include weather, commodity prices, and interest rates among others.

For additional information, see Item I, "Business--Lending" and Item 7, "Management's Discussion of Financial Condition and Results of Operations--Asset Quality."

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of or borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.27% of total loans and 296% of non-performing loans at December 31, 2005.


In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

There Is No Assurance That the Change in the Mix of Our Assets and Liabilities Will Improve Our Operating Results.

In addition to lending and deposit gathering activities, we previously emphasized investments in government agency and mortgage-backed securities, funded with wholesale borrowings. This policy was designed to enhance profitability by allowing asset growth with low overhead expense, although securities generally have lower yields than loans, resulting in a lower interest rate spread and lower interest income. In recent years, we have pursued a strategy to change the mix of our assets and liabilities to have proportionately more loans and fewer securities and more customer deposits, particularly transaction and savings deposits, and fewer borrowings. Our implementation of this strategy has included significant loan and deposit growth and was recently accelerated by a series of balance-sheet restructuring transactions which we executed in the fourth quarter of 2005. While the objective of this strategy, including the balance-sheet restructuring, is to improve our net interest income and net income in future periods through an enhanced net interest margin, there is no assurance that this strategy will succeed. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," for additional information concerning implementation of this strategy, including specifics with respect to the balance-sheet restructuring transactions described under "Recent Developments and Significant Events."

If We Are Not Able to Achieve Profitability on New Branches it May Negatively Affect Our Earnings.

We have expanded our presence throughout the market area, and intend to pursue further expansion by opening additional new branches. The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. Largely as a result of this de novo branching strategy, our operating expenses have increased faster than revenues, adversely affecting our operating efficiency. As a result, the efficiency ratio, which is the ratio of non-interest expense to net interest income and other income, is higher than many of our competitor institutions, although for the year ended December 31, 2005, the ratio was also adversely affected by our balance-sheet restructuring transactions. We expect that it may take a period of time before certain of these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.

If External Funds Were Not Available, this Could Adversely Impact Our Growth and Prospects.

We rely on deposits and advances from the FHLB-Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change.

Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Our Profitability Depends Significantly on Economic Conditions in the States of Washington, Oregon and Idaho.

Our success depends primarily on the general economic conditions of the States of Washington, Oregon and Idaho and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in 24 counties of Washington, Oregon and Idaho. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Adverse economic conditions unique to these Northwest markets could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. We compete in our market areas with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of these competitors have substantially greater resources and lending limits than we do, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see Item 1, "Business-Competition."


The Loss of Key Members of Our Senior Management Team Could Adversely Affect Our Business.

We believe that our success depends largely on the efforts and abilities of our senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

We Are Subject to Extensive Government Regulation and Supervision.

We are subject to extensive federal and state regulation and supervision, primarily through the Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Item 1, "Business-Regulation."

Our Information Systems May Experience an Interruption or Breach in Security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We Rely on Dividends From Subsidiaries For Most of Our Revenue.

Banner Corporation is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that Banner Bank and certain non-bank subsidiaries may pay to Banner Corporation. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event Banner Bank is unable to pay dividends to Banner Corporation, we may not be able to service debt, pay obligations or pay dividends on Banner Corporation's common stock. The inability to receive dividends from Banner Bank could have a material adverse effect on our business, financial condition and results of operations.  See Item 1, "Business-Regulation."

If We Fail to Maintain an Effective System of Internal Control over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results or Prevent Fraud, and, as a Result, Investors and Depositors Could Lose Confidence in Our Financial Reporting, Which Could Adversely Affect Our Business, the Trading Price of Our Stock and Our Ability to Attract Additional Deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 ("Act") and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our Company's internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Item 1B - Unresolved Staff Comments
None.


Item 2 - Properties

The Company's home office, which is owned by the Company, is located in Walla Walla, Washington. As of December 31, 2005 the Bank has, in total, 57 branch offices located in Washington, Oregon and Idaho. These offices are located in the cities of Walla Walla (4), Kennewick (2), Richland, Pasco, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee, East Wenatchee, Dayton, Bellingham, Ferndale, Lynden, Blaine, Point Roberts, Burlington, Spokane (2), Vancouver, Woodinville, Bothell, Everett (2), Kirkland, Bellevue, Redmond, Renton, Federal Way, Kent, Edmonds, Lynnwood, Mercer Island and Seattle (2), Washington; Hermiston, Pendleton (2), Umatilla, Boardman, Stanfield, Lake Oswego, Beaverton and Hillsboro, Oregon; and Lewiston (2), Twin Falls (2) and Boise (2), Idaho. Of these offices, 29 are owned by the Company and 28 are leased. The leases expire from 2006 through 2025. In addition to these branch offices, the Bank maintains various other leased premises for lending offices, administrative offices and one investment office. There are ten leased locations for lending offices located in Bellevue, Bellingham, Kennewick, Moses Lake, Oak Harbor, Puyallup, Seattle and Spokane (2), Washington and Lake Oswego, Oregon. The Bank leases six administrative offices located in Walla Walla, Bellingham, Bothell and Vancouver, Washington, Hermiston, Oregon and Boise, Idaho. Additionally, there is one leased premise in Walla Walla, Washington for an investment office. Community Financial Corporation (CFC), the wholly owned subsidiary of the Bank, located in Lake Oswego, Oregon, leases space to operate its two loan production offices in Lake Oswego, Oregon and Vancouver, Washington. The leases expire from 2006 through 2025. The Company's net investment in its offices, premises, equipment, software and leaseholds was $50.2 million at December 31, 2005.

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

The Company has not been required to pay any IRS penalties for failing to make disclosures with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4 - Submission of Matters to a Vote of Security Holders

None.


Part II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

The Company's common stock is traded over-the-counter on The Nasdaq Stock Market® under the symbol "BANR" and newspaper stock tables list the Company as "Banner Corp." Stockholders of record at December 31, 2005 totaled 946. This total does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low closing sale prices of the Company's common stock for the years ended December 31, 2005, 2004 and 2003.

Year Ended December 31, 2005	High	Low	Cash Dividend Declared
First quarter	$30.44	$26.58	$0.17
Second quarter	28.39	24.86	0.17
Third quarter	30.99	26.15	0.17
Fourth quarter	32.63	26.09	0.18

Year Ended December 31, 2004	High	Low	Cash Dividend Declared
First quarter	$29.29	$24.80	$0.16
Second quarter	30.89	25.60	0.16
Third quarter	31.16	26.08	0.16
Fourth quarter	34.25	27.73	0.17

Year Ended December 31, 2003	High	Low	Cash Dividend Declared
First quarter	$18.94	$15.27	$0.15
Second quarter	21.99	15.37	0.15
Third quarter	21.79	19.60	0.15
Fourth quarter	25.67	20.90	0.16

Dividends

Dividend payments by the Company depend primarily on dividends it receives from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay depends upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion. Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets. For further information see Item 1, "Business--Regulation--The Bank--Dividends" and Note 18 of the Notes to Consolidated Financial Statements set forth under Item 8 of this report.


Issuer Purchases of Equity Securities

Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
Beginning	Ending
January 1, 2005	January 31, 2005	609	$28.255	--
February 1, 2005	February 28, 2005	7,419	29.096	--
March 1, 2005	March 31, 2005	--	--	--
April 1, 2005	April 30, 2005	18,163	27.695	--
May 1, 2005	May 31, 2005	--	--	--
June 1, 2005	June 30, 2005	49,359	27.710	--
July 1, 2005	July 31, 2005	--	--	--
August 1, 2005	August 31, 2005	--	--	--
September 1, 2005	September 30, 2005	6,047	26.947	--
October 1, 2005	October 31, 2005	178	27.930	--
November 1, 2005	November 30, 2005	674	31.469	--
December 1, 2005	December 31, 2005	24,072	32.557	--

Total		106,521	$28.883	--	100,000	(2)

        (1)     Shares indicated as purchased during the periods presented were acquired at current market values as consideration for the exercise of certain fully vested options.
        (2)     On July 26, 2005, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the
                  Company's outstanding common stock over the next twelve months. As of December 31, 2005, no shares had been repurchased under this program.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

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

FINANCIAL CONDITION DATA:
	At December 31
(Dollars in thousands)	2005	2004	2003	2002	2001

Total assets	$3,040,555	$2,897,067	$2,635,313	$2,263,172	$2,087,094
Loans receivable, net	2,408,833	2,063,238	1,700,865	1,546,927	1,575,425
Cash and securities (1)	427,681	649,516	779,472	567,385	384,403
Deposits	2,323,313	1,925,909	1,670,940	1,497,778	1,295,811
Borrowings	459,821	723,842	738,699	546,945	578,697
Stockholders' equity	221,665	215,220	202,800	190,377	192,340
Shares outstanding excluding unearned, restricted shares held in ESOP	11,782	11,482	11,039	10,791	11,057

OPERATING DATA:
	For the Years Ended December 31
(In thousands)	2005	2004	2003	2002	2001

Interest income	$190,160	$156,230	$140,441	$144,276	$157,666
Interest expense	81,377	59,915	59,848	65,969	85,944
Net interest income	108,783	96,315	80,593	78,307	71,722
Provision for loan losses	4,903	5,644	7,300	21,000	13,959
Net interest income after provision for loan losses	103,880	90,671	73,293	57,307	57,763

Mortgage banking operations	5,647	5,522	9,447	6,695	4,575
Gain (loss) on sale of securities	(7,302)	141	63	27	687
Other operating income	12,199	11,305	10,071	9,155	8,203
FHLB prepayment penalties	6,077	--	--	--	--
Other operating expenses	91,471	79,714	69,876	60,445	59,636

Income before provision for income taxes	16,876	27,925	22,998	12,739	11,592
Provision for income taxes	4,432	8,585	6,891	3,479	4,142

Net income	$12,444	$19,340	$16,107	$9,260	$7,450

PER SHARE DATA: (2)
	At or for the Years Ended December 31
	2005	2004	2003	2002	2001

Net income:
Basic	$1.08	$1.74	$1.49	$0.85	$0.67
Diluted	1.04	1.65	1.44	0.82	0.64
Stockholders' equity (3)	18.81	18.74	18.37	17.64	17.40
Cash dividends	0.69	0.65	0.61	0.60	0.56
Dividend payout ratio (basic)	63.89%	37.36%	40.94%	70.59%	83.58%
Dividend payout ratio (diluted)	66.35%	39.39%	42.36%	73.17%	87.50%

(footnotes follow tables)


KEY FINANCIAL RATIOS: (4)

At or For the Years Ended December 31
	2005	2004	2003	2002	2001

Performance Ratios:
Return on average assets (5)	0.41%	0.70%	0.66%	0.43%	0.36%
Return on average equity (6)	5.62	9.22	8.21	4.71	3.78
Average equity to average assets	7.26	7.62	8.03	9.13	9.64
Interest rate spread (7)	3.72	3.65	3.47	3.80	3.52
Net interest margin (8)	3.79	3.71	3.53	3.91	3.73
Non-interest income to average assets	0.35	0.62	0.80	0.74	0.66
Non-interest expense to average assets	3.20	2.90	2.86	2.81	2.92
Efficiency ratio (9)	81.75	70.37	69.75	64.18	70.01
Average interest-earning assets to interest-bearing liabilities	102.66	102.92	102.31	103.14	104.89

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.27	1.41	1.51	1.69	1.10
Net charge-offs as a percent of average outstanding loans during the period	0.16	0.11	0.47	0.78	0.75
Non-performing assets as a percent of total assets	0.36	1.20	1.20	1.86	1.01
Ratio of allowance for loan losses to non-performing loans (10)	2.96	1.86	0.92	0.74	0.97

Consolidated Capital Ratios:
Total capital to risk-weighted assets	12.29	12.24	12.77	12.96	11.57
Tier 1 capital to risk-weighted assets	10.17	10.94	11.48	11.66	10.36
Tier 1 leverage capital to average assets	8.59	8.93	8.73	8.77	7.71

(1)	Includes securities available for sale and held to maturity.
(2)	Per share data have been adjusted for the 10% stock dividend paid in November 2000.
(3)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(4)	Ratios are annualized
(5)	Net income divided by average assets
(6) .	Net income divided by average equity
(7)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8)	Net interest income before provision for loan losses as a percent of average interest-earning assets.
(9)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(10)	Non-performing loans consist of nonaccrual and 90 days past due loans.

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

General

Banner Corporation, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and, as of December 31, 2005, its 57 branch offices and eleven loan production offices located in 24 counties in Washington, Idaho and Oregon. At December 31, 2005, the Company had grown to $3.0 billion in total assets, including more than $2.4 billion in loans, while customer deposits had increased to $2.3 billion.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances and other borrowings. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. As more fully explained below, the Company's net interest income before provision for loan losses increased $12.5 million for the year ended December 31, 2005 compared to the prior year, reflecting significant growth in interest-bearing assets and liabilities as well as an increase of seven basis points in the net interest rate spread. The Company's net income also is significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and mortgage banking operations, as well as its non-interest operating expenses and income tax provisions. In 2005, the Company's net income was also materially affected by certain balance-sheet restructuring transactions which were executed late in the fourth quarter and which resulted in $8.6 million of net after-tax charges to net income. As explained more fully below (see "Recent Developments and Significant Events"), these transactions were designed to reposition portions of the Bank's balance sheet in order to improve the Company's net interest income, net interest margin and net income in future periods. The restructuring transactions included the sale of $207 million of investment securities and the repayment of a similar amount of FHLB advances.

The provision for loan losses decreased by $741,000 for the year ended December 31, 2005, compared to the prior year. This decrease reflects the continued reduction in non-performing loans in the current year compared to the prior year. The lower provision for loan losses in 2005 is important not only in comparison to the prior year, but also in comparison to the much higher provision recorded in the years ended December 31, 2001, 2002 and 2003. This reduction in credit costs has been a significant reason for the Company's improved performance for the past two years.

Other operating income decreased $6.4 million for the year ended December 31, 2005, largely due to the $7.3 million net loss on the sale of securities incurred as part of the balance-sheet restructuring transactions noted above. Excluding the net loss on the sale of securities relating to the balance-sheet restructuring, other operating income increased $878,000 primarily as a result of increased deposit fees and other service charges.

Other operating expenses increased $17.8 million for the year ended December 31, 2005, compared to the prior year, in part because the Bank incurred $6.1 million in penalties for the early prepayment of certain FHLB advances in connection with the balance-sheet restructuring transactions. Excluding these prepayment penalties, other operating expenses increased $11.7 million for the year ended December 31, 2005, compared to the prior year, reflecting the continued growth of the Company, as detailed below.

Net income decreased by $6.9 million to $12.4 million for the year ended December 31, 2005; however, earnings from recurring operations (see following paragraph), exclusive of the balance-sheet restructuring transactions noted above, increased by $1.7 million to $21.0 million, compared to $19.3 million for the year ended December 31, 2004. The increase in earnings from recurring operations reflects growth in the Company's operations, including customer deposits and earning assets, an improving mix of assets and liabilities and lower credit costs when compared to prior periods.


Earnings from recurring operations and other earnings information excluding the restructuring charges represent non-GAAP (Generally Accepted Accounting Principles) financial measures. Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide more useful and comparative information to assess trends in the Company's core operations reflected in the current year's results. Where applicable, the Company has also presented comparable earnings information using GAAP financial measures.

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

Recent Developments and Significant Events

Balance Sheet Restructuring: Late in the fourth quarter of 2005, the Company completed a balance-sheet restructuring designed to pay down high interest rate FHLB borrowings and reduce the size of the investment portfolio. To effect the restructuring, the Company sold $207 million of securities at a $7.3 million net loss before tax and used a portion of the proceeds of the sale to prepay $142 million of high-cost, fixed-term FHLB borrowings, incurring pre-tax prepayment penalties of $6.1 million. The remainder of the proceeds were applied to repay other relatively high-cost short-term borrowings from the FHLB. The total cost of the transactions was $13.4 million, with a tax benefit of $4.8 million, resulting in an after-tax cost of $8.6 million or $0.72 per diluted share.

Branch Expansion: Over the past two years the Company has invested significantly in expanding the Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington. This branch expansion is a significant element in the Company's strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow the Bank to proportionately reduce higher cost borrowings as a source of funds. In the past two years, the Bank has opened 16 new branch offices, relocated five additional branch offices and significantly refurbished its main office in Walla Walla. The Company is committed to continuing this branch expansion strategy for the next two to three years and has plans and projects in process for four new offices expected to open in the next twelve months and is exploring other opportunities which likely will result in additional new offices either late in 2006 or in 2007.

Accounting for Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on fair value at the date of grant. The provisions of SFAS 123R, as supplemented by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, are effective no later than the beginning of the next fiscal year beginning after June 15, 2005. The Company will adopt the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and accordingly, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 will include: expense related to the remaining unvested portion of all stock option awards granted prior to January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and expense related to all stock option awards granted subsequent to January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company plans to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. Based on current analysis and information with respect to existing share based compensation awards, management has determined that the adoption of SFAF 123R will reduce pre-tax earnings by approximately $596,000 in 2006, $300,000 in 2007, $138,000 in 2008 and an immaterial amount in subsequent periods.

Sale of $25 Million of Trust Preferred Securities: In August 2005, the Company completed the issuance of an additional $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities. The trust preferred securities were issued by Banner Capital Trust V, a special purpose business trust formed by the Company. The debentures have been recorded as a liability on the statement of financial condition but, subject to limitation under current Federal Reserve guidelines, qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, by augmenting the Bank's regulatory capital. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 1.57% or 5.41% at issuance.

Critical Accounting Policies
In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.


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

Comparison of Financial Condition at December 31, 2005 and 2004

General: Total assets increased $143.5 million, or 5.0%, from $2.897 billion at December 31, 2004, to $3.041 billion at December 31, 2005. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. This asset growth reflects strong loan demand and solid deposit growth in the market areas where the Company operates, as well as the additional locations and production staff added in the past two years. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $345.6 million, or 16.8%, from $2.063 billion at December 31, 2004, to $2.409 billion at December 31, 2005. Loan portfolio growth was broad-based and included increases of $8.3 million in commercial real estate loans, $36.8 million in multifamily real estate loans and $46.2 million in non-mortgage commercial and agricultural loans; however, by far the most significant growth occurred in construction and land loans, which increased by $185.5 million, or 36.7%, over the twelve-month period. These increases reflect the Company's continuing effort to increase the portion of its loans invested in commercial, construction and land development real estate loans, and non-mortgage commercial business and agricultural loans. The Company also had increases of $57.9 million in one- to four-family residential real estate loans and $12.2 million in consumer loans. Securities available for sale and held to maturity decreased $286.5 million, or 47.9%, from $597.7 million at December 31, 2004, to $311.2 million at December 31, 2005, primarily as a result of the fourth quarter balance-sheet restructuring discussed above as well as maturities and principal repayments on mortgage-related securities. Higher market interest rates resulted in an unrealized holding loss of $3.8 million for the Company's available for sale securities at December 31, 2005, compared to an unrealized loss of $887,000 at December 31, 2004. This change in the unrealized loss was also primarily responsible for the $1.7 million increase in deferred income tax asset, as well as for the $1.8 million decrease in accumulated other comprehensive income (loss) included in the stockholders' equity section of the Consolidated Statements of Financial Condition. Largely as a result of the branch expansion, but also reflecting investments in equipment and software, the Company's net investment in property and equipment increased by $10.9 million compared to a year earlier. The Company also had an increase of $1.6 million in bank-owned life insurance from the growth of cash surrender values on existing policies.

The increase in assets was funded primarily by a growth in deposits. Additional funding was also provided by the issuance of junior subordinated debentures and net income from operations. Total deposits grew $397.4 million, or 20.6%, from $1.926 billion at December 31, 2004, to $2.323 billion at December 31, 2005. Non-interest-bearing deposits increased $94.1 million, or 40.1%, while interest-bearing deposits increased significantly, growing by $303.3 million, or 17.9%, from the December 31, 2004 amounts. While FHLB advances decreased $318.5 million, or 54.6%, from $583.6 million at December 31, 2004, to $265.0 million at December 31, 2005, junior subordinated debentures issued in connection with trust preferred securities increased $25.8 million to $97.9 million and other borrowings increased $28.7 million to $96.8 million at December 31, 2005. The change in other borrowings reflects a $13.8 million increase in retail repurchase agreements which are primarily related to customer cash management accounts, a decrease of $11.1 million of wholesale repurchase agreement borrowings from securities dealers and $26 million of Federal Funds purchased through the Bank's commercial credit line.

Investments: At December 31, 2005, the Company's consolidated investment portfolio totaled $311.2 million and consisted principally of U.S. Government agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and Freddie Mac stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in the Bank's loan origination, deposit and other activities. During the year ended December 31, 2005, investment securities decreased by $286.5 million as management chose to redeploy cash flow from securities to fund loan growth and as a result of the sale of $207 million of securities as part of the balance-sheet restructuring transactions executed in the fourth quarter of 2005. Holdings of mortgage-backed securities decreased $153.2 million and U.S. Treasury and agency obligations decreased $115.0 million. Ownership of corporate and other securities decreased $18.1 million, while municipal bonds decreased $225,000.

Mortgage-Backed Obligations: At December 31, 2005, the Company's mortgage-backed and mortgage-related securities totaled $179.0 million, or 57.5% of the consolidated investment portfolio. Included within this amount were CMOs with a net carrying value of $85.2 million. The estimated fair value of the mortgage-backed and mortgage-related securities at December 31, 2005 was $179.0 million, which is $4.5 million less than the amortized cost of $183.5 million. At December 31, 2005, the Company's portfolio of mortgage-backed and mortgage-related securities had a weighted average coupon rate of 4.78%. At that date, 71.8% of the mortgage-backed and mortgage-related securities were fixed-rate and 28.2% were adjustable-rate. The estimated weighted average remaining life of the portfolio was 4.1 years.

Municipal Bonds: The Company's tax-exempt municipal bond portfolio, which at December 31, 2005 totaled $45.3 million at estimated fair value ($44.8 million at amortized cost), was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, the Company's primary service area.


The Company also had taxable bonds in its municipal bond portfolio, which at December 31, 2005 totaled $7.0 million at estimated fair value ($6.9 million at amortized cost). At December 31, 2005, general obligation bonds and revenue bonds had total estimated fair values of $33.1 million and $19.1 million, respectively. Many of the Company's qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers to the Bank. At December 31, 2005, the Company's municipal bond portfolio had a weighted average maturity of approximately 12.1 years, an average coupon rate of 4.91% and an average taxable equivalent yield of 6.17%. The largest principal balance of any security in the municipal portfolio was a general obligation bond issued by the Public Hospital District No. 1, Columbia and Walla Walla Counties, Washington, with an amortized cost of $5.6 million and a fair value of $5.6 million.

Corporate Bonds: The Company's corporate bond portfolio, which totaled $52.9 million at fair value ($52.1 million at amortized cost) at December 31, 2005, was comprised principally of intermediate-term fixed-rate securities issued by a finance company and long-term fixed- and adjustable-rate capital securities issued by financial institutions. At December 31, 2005, the portfolio had a weighted average maturity of 24.5 years and a weighted average coupon rate of 6.58%.

U.S. Government and Agency Obligations: The Company's portfolio of U.S. Government and agency obligations had a fair value of $24.9 million ($25.6 million at amortized cost) at December 31, 2005, a weighted average maturity of 5.0 years and a weighted average coupon rate of 4.71%. Most of the U.S. Government and agency obligations owned by the Company include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.


The following tables set forth certain information regarding carrying values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as available for sale, carried at estimated fair market value, and held to maturity, carried at amortized cost (dollars in thousands):

Table 1: Securities Available for Sale
	At December 31
	2005		2004		2003		2002
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government Treasury and agency obligations	$24,921	9.57%	$139,872	25.53%	$161,341	23.90%	$91,914	21.83%
Municipal bonds:
Taxable	5,334	2.05	5,565	1.02	5,132	0.76	5,404	1.28
Tax exempt	3,323	1.28	4,526	0.83	20,588	3.05	18,383	4.36
Corporate bonds	44,115	16.95	61,993	11.32	69,511	10.30	34,708	8.24
Mortgage-backed or related securities:
Mortgage-backed securities
GNMA	--	--	8,078	1.47	14,086	2.09	27,729	6.58
FHLMC	43,613	16.76	63,532	11.60	63,783	9.45	38,166	9.06
FNMA	50,054	19.23	88,967	16.24	82,784	12.26	21,148	5.02
Other	--	--	7,911	1.44	7,968	1.19	8,000	1.90
Total mortgage-backed securities	93,667	35.99	168,488	30.75	168,621	24.99	95,043	22.56

Mortgage-related securities
CMOs-agency backed	54,936	21.10	111,601	20.37	147,441	21.84	102,992	24.45
CMOs-non-agency	30,303	11.64	51,853	9.46	98,564	14.60	69,967	16.62
Total mortgage-related securities	85,239	32.74	163,454	29.83	246,005	36.44	172,959	41.07
Total	178,906	68.73	331,942	60.58	414,626	61.43	268,002	63.63
Equity securities	3,685	1.42	3,937	0.72	3,744	0.56	2,811	0.66

Total securities available for sale	$260,284	100.00%	$547,835	100.00%	$674,942	100.00%	$421,222	100.00%

Table 2: Securities Held to Maturity
Municipal bonds:
Taxable	$1,611	3.16%	$1,647	3.30%	$104	0.38%	$1,103	8.32%
Tax exempt	41,521	81.50	40,276	80.69	17,890	65.70	2,724	20.55
Corporate bonds	7,750	15.21	7,750	15.53	7,000	25.71	7,000	52.83
Mortgage-backed securities:
FHLMC certificates	--	--	--	--	216	0.79	676	5.10
FNMA certificates	67	0.13	241	0.48	319	1.17	475	3.58
Total mortgage-backed securities	67	0.13	241	0.48	535	1.96	1,151	8.68

Asset-backed securities			--	--	--	--	1,275	9.62
Common capital securities issued by unconsolidated financing subsidiary of the Company			--	--	1,703	6.25	--	--
Total	$50,949	100.00%	$49,914	100.00%	$27,232	100.00%	$13,253	100.00%
Estimated market value	$52,398		$51,437		$28,402		$13,414


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available for sale (dollars in thousands):

Table 3: Securities-Available for Sale--Maturity/Repricing and Rates

	Available for Sale at December 31, 2005
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield(1)
U.S. Government Treasury and agency obligations:
Fixed-rate	$--	--%	$19,408	4.25%	$5,513	3.69%	$--	--%	$--	--%	$24,921	4.13%

Municipal bonds:
Taxable	661	6.45	4,673	4.72	--	--	--	--	--	--	5,334	4.93
Tax exempt	261	5.40	3,062	3.82	--	--	--	--	--	--	3,323	3.94
	922	6.15	7,735	4.36	--	--	--	--	--	--	8,657	4.55
Corporate bonds:
Fixed-rate	--	--	2,670	4.08	--	--	--	--	5,741	7.26	8,411	6.25
Adjustable-rate	25,737	5.76	9,967	4.63	--	--	--	--	--	--	35,704	5.44
	25,737	5.76	12,637	4.51	--	--	--	--	5,741	7.26	44,115	5.60

Mortgage-backed obligations:
Fixed-rate	--	--	--	--	--	--	42,249	4.64	17,407	5.34	59,656	4.84
Adjustable-rate	--	--	4,187	4.66	29,824	4.60	--	--	--	--	34,011	4.61
	--	--	4,187	4.66	29,824	4.60	42,249	4.64	17,407	5.34	93,667	4.76
Mortgage-related obligations:
Fixed-rate	--	--	--	--	--	--	45,353	4.49	23,053	4.24	68,406	4.41
Adjustable-rate	--	--	--	--	16,833	4.74	--	--	--	--	16,833	4.74
	--	--	--	--	16,833	4.74	45,353	4.49	23,053	4.24	85,239	4.47
Total mortgage- backed or related obligations	--	--	4,187	4.66	46,657	4.65	87,602	4.56	40,460	4.71	178,906	4.62

Equity securities	3,685	4.70	--	--	--	--	--	--	--	--	3,685	4.70

Total securities available for sale--carrying value	$30,344	5.64	$43,967	4.38	$52,170	4.55	$87,602	4.56	$46,201	5.03	$260,284	4.74

Total securities available for sale--amortized cost	$28,571		$44,963		$53,766		$89,545		$47,242		$264,087
(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.


The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities held to maturity (dollars in thousands):

Table 4: Securities-Held to Maturity--Maturity/Repricing and Rates

	Held to Maturity at December 31, 2005
	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield(1)
Municipal bonds:
Taxable	$--	--%	$--	--%	$500	7.88%	$992	8.11%	$119	5.08%	$1,611	7.81%
Tax exempt	3,025	6.80	1,624	4.26	11,312	4.32	16,708	4.17	8,852	5.35	41,521	4.66
	3,025	6.80	1,624	4.26	11,812	4.47	17,700	4.39	8,971	5.35	43,132	4.78
Corporate bonds:
Fixed-rate	--	--	--	--	750	2.67	--	--	7,000	10.36	7,750	9.62

Mortgage-backed obligations:
Fixed-rate	--	--	--	--	--	--	--	--	67	7.93	67	7.93

Total securities held to maturity--carrying value	$3,025	6.80	$1,624	4.26	$12,562	4.36	$17,700	4.39	$16,038	7.55	$50,949	5.52

Total securities held to maturity--estimated market value	$3,027		$1,634		$12,626		$17,916		$17,195		$52,398
(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.


Loans/Lending: The Company's net loan portfolio increased $345.6 million, or 16.8%, during the year ended December 31, 2005, compared to an increase of $362.4 million, or 21.3%, during the year ended December 31, 2004 and an increase of $153.9 million in the year ended December 31, 2003. While the Company originates a variety of loans, its ability to originate each type of loan is dependent upon the relative customer demand and competition in each market it serves. During the past three years, the low level of market interest rates and increasing real estate values led to very strong demand for new real estate loans, including construction loans; however, the low rates also resulted in high levels of prepayments on existing loans. For the years ended December 31, 2005, 2004 and 2003, the Company originated, net of repayments, $719.8 million, $696.3 million and $721.5 million of loans, respectively.

In recent years, the Company generally has sold most of its newly originated one- to four-family residential mortgage loans to secondary market purchasers. Proceeds from sales of loans by the Company for the years ended December 31, 2005, 2004 and 2003 totaled $397.0 million, $338.4 million and $572.2 million, respectively. The Company sells loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing Portfolio" below. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Loans held for sale increased to $4.8 million at December 31, 2005, compared to $2.1 million at December 31, 2004.

At various times, the Company also purchases whole loans and participation interests in loans. During the years ended December 31, 2005, 2004 and 2003, the Company purchased $22.6 million, $18.2 million and $34.5 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending: At December 31, 2005, $365.9 million, or 15.0% of the Company's loan portfolio, consisted of permanent loans on one- to four-family residences. The Bank and its subsidiary, CFC, are active originators of one- to four-family residential loans in communities where they have established offices in Washington, Oregon and Idaho. In the still low mortgage interest rate environment of the past year, demand for residential loans continued to be strong and the Bank and CFC originated a combined total of $565.1 million of one- to four-family residential loans for the year. This significant origination activity for the year ended December 31, 2005 resulted in a $57.9 million increase in loans on one- to four-family residences compared to a year earlier, despite continued high prepayment activity and management's decision to sell a substantial portion of new loans originated.

Construction and Land Lending: The Bank invests a significant proportion of its loan portfolio in residential construction loans to professional home builders and, to a lesser extent, in land loans and construction loans for commercial and multifamily real estate. In 2005, strong housing markets and low mortgage rates provided continued favorable conditions for construction and development lending. In response to these favorable market conditions, the Bank significantly increased originations and balances of construction and land loans during the year. At December 31, 2005, construction and land loans totaled $691.7 million (including $267.5 million of land or land development loans and $70.1 million of commercial and multifamily real estate construction loans), or 28.3% of total loans of the Company, compared to $506.1 million, or 24.2%, at December 31, 2004. Construction and land development loan originations totaled $1.078 billion for the year ended December 31, 2005, compared to $703.6 million for the year ended December 31, 2004.

Commercial and Multifamily Real Estate Lending: The Bank also originates loans secured by multifamily and commercial real estate. Multifamily and commercial real estate loans originated by the Bank are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. The Bank's commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations. The Bank experienced reasonable demand for both multifamily and commercial real estate loans in 2005; however, growth in these loan types was somewhat limited as certain competitors were willing to offer longer-term fixed-rate loans at interest rate levels that were lower than the Bank found acceptable. Combined growth for these loan types was $45.1 million for the year and, at December 31, 2005, the Company's loan portfolio included $144.5 million in multifamily and $555.9 million in commercial real estate loans. Multifamily and commercial real estate loans comprised 28.7% of total loans of the Company at December 31, 2005, compared to 31.3% a year earlier.

Commercial Lending: The Bank is active in small- to medium-sized business lending and, to a lesser extent, has engaged in agricultural lending. While strengthening its commitment to small business lending, in recent years the Bank has added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. Management has leveraged the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, this type of lending has helped increase the deposit base. Expanding commercial lending and related commercial banking services has been an area of significant effort at the Bank and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations. Reflecting this effort, for the year ended December 31, 2005, commercial loans increased by 11.9%. At December 31, 2005, commercial loans totaled $442.2 million, or 18.1% of total loans of the Company, compared to $395.3 million, or 18.9%, at December 31, 2004. Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

Agricultural Lending: Agriculture is a major industry in many eastern Washington, eastern Oregon and southern Idaho locations. While agricultural loans are not a large part of its portfolio, the Bank intends to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. At December 31, 2005, agricultural loans totaled $147.6 million, or 6.1% of the loan portfolio, compared to $148.3 million, or 7.1%, at December 31, 2004.

Consumer and Other Lending: The Bank originates a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts and, although the balances are not currently significant, the Bank has recently reintroduced credit card lending to its consumer loan portfolio. While consumer lending has traditionally been a small part of the Bank's business with loans made primarily to accommodate its existing customer base, it has received renewed emphasis in 2004 and 2005. This increased effort allowed non-real estate-related


consumer loans to increase modestly despite accelerated prepayments in the current low interest rate environment. At December 31, 2005, the Company had $42.6 million, or 1.8% of its loans receivable, in outstanding non-real estate secured consumer loans, compared to $36.6 million, or 1.8%, at December 31, 2004. More importantly, consumer loans secured by one- to four-family real estate, including home equity lines of credit, increased by $6.2 million to $49.4 million, or 2.0% of total loans, at December 31, 2005, compared to $43.3 million, or 2.1%, at December 31, 2004. While consumer loans remain a relatively small portion of the loan portfolio, management anticipates increased consumer loan activity in future periods as the Bank's branch network and retail customer base continue to grow.

Loan Servicing Portfolio: At December 31, 2005, the Bank was servicing $279.3 million of loans for others, compared to $250.7 million at December 31, 2004. The loan servicing portfolio at December 31, 2005 included $173.3 million of Freddie Mac mortgage loans, $3.2 million of Fannie Mae mortgage loans and $53.2 million of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington or Oregon. For the year ended December 31, 2005, $1.5 million of loan servicing fees, net of $507,000 of servicing rights amortization, was recognized in operations. For the prior year, net loan servicing fees were $1.7 million. The decreased servicing income for the current year primarily reflects a significant decrease in early prepayment fee income on certain commercial real estate loans.

Mortgage Servicing Rights: The Bank records mortgage servicing rights (MSRs) with respect to loans it originates and sells in the secondary market on a servicing retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized $502,000, $78,000 and $1.6 million, respectively, of MSRs relating to loans sold with servicing retained. Amortization of MSRs for the years ended December 31, 2005, 2004 and 2003, was $507,000, $489,000 and $1.0 million, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2005 and 2004, MSRs were carried at a value, net of amortization, of $1.6 million.


The following table sets forth the composition of the Company's loan portfolio (including loans held for sale) by type of loan as of the dates indicated (dollars in thousands):

Table 5: Loan Portfolio Analysis

	December 31
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans :
Commercial real estate	$555,889	22.78%	$547,574	26.16%	$455,964	26.40%	$379,099	24.09%	$363,560	22.82%
Multifamily real estate	144,512	5.92	107,745	5.15	89,072	5.16	72,333	4.60	79,035	4.96
Construction and land	691,652	28.35	506,137	24.18	398,954	23.10	339,516	21.58	335,798	21.08
Commercial business	442,232	18.13	395,249	18.89	321,671	18.63	285,231	18.13	270,022	16.95
Agricultural business, including secured by farmland	147,562	6.05	148,343	7.09	118,903	6.89	102,626	6.52	76,501	4.80
One- to four- family real estate	365,903	15.00	307,986	14.71	275,197	15.94	329,314	20.93	400,469	25.14

Consumer	42,573	1.75	36,556	1.74	35,887	2.07	39,152	2.49	45,605	2.87
Consumer secured by one- to four- family real estate	49,408	2.02	43,258	2.07	31,277	1.81	26,195	1.66	21,987	1.38
Total Consumer	91,981	3.77	79,814	3.81	67,164	3.88	65,347	4.15	67,592	4.25

Total loans	2,439,731	100.00%	2,092,848	100.00%	1,726,925	100.00%	1,573,466	100.00%	1,592,977	100.00%
Less allowance for loan losses	(30,898)		(29,610)		(26,060)		(26,539)		(17,552)
Total net loans at end of period:	$2,408,833		$2,063,238		$1,700,865		$1,546,927		$1,575,425


The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 6: Loan Maturity

	Maturing Within One Year	Maturing After 1 to 3 Years	Maturing After 3 to 5 Years	Maturing After 5 to 10 Years	Maturing After 10 Years	Total
Loans:
Commercial real estate	$30,874	$45,521	$61,795	$373,488	$44,211	$555,889
Multifamily real estate	7,467	10,814	8,309	73,760	44,162	144,512
Construction and land	507,288	166,861	6,782	3,332	7,389	691,652
Commercial business	234,911	76,571	78,197	47,381	5,172	442,232
Agricultural business, including secured by farmland	94,620	15,306	17,046	16,484	4,106	147,562
One- to four-family real estate	59,277	1,794	2,824	12,656	289,352	365,903

Consumer	7,290	6,361	7,421	4,191	17,310	42,573
Consumer secured by one- to four-family real estate	1,198	818	2,342	2,384	42,666	49,408
Total consumer	8,488	7,179	9,763	6,575	59,976	91,981

Total loans	$942,925	$324,046	$184,716	$533,676	$454,368	$2,439,731

Contractual maturities of loans do not necessarily reflect the actual life of such assets. The average life of loans typically is substantially less than their contractual maturities because of principal repayments and prepayments. In addition, due-on-sale clauses on certain mortgage loans generally give the Bank the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

The following table sets forth the dollar amount of all loans due after December 31, 2006 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6(a): Loans Maturing after One Year

Fixed Rates	Floating or Adjustable Rates	Total
Loans:
Commercial real estate	$144,532	$380,483	$525,015
Multifamily real estate	34,732	102,313	137,045
Construction and land	14,147	170,217	184,364
Commercial business	89,508	117,813	207,321
Agricultural business, including secured by farmland	16,753	36,189	52,942
One- to four-family real estate	249,109	57,517	306,626

Consumer	33,462	1,821	35,283
Consumer secured by one- to four-family real estate	9,644	38,566	48,210
Total consumer	43,106	40,387	83,493

Total	$591,887	$904,919	$1,496,806


Deposit Accounts: Deposits generally are attracted from within the Bank's primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. At December 31, 2005, the Bank had $2.323 billion of deposits, including $1.121 billion of transaction and savings accounts and $1.202 billion in time deposits, of which $899.6 million had remaining maturities of one year or less. Total deposits increased by $397.4 million, or 20.6%, for the year ended December 31, 2005. As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have transaction accounts. However, as reflected in the balances and percentages in the table, the Bank added significantly to transaction accounts (demand, NOW, savings and money market accounts) in the years ended December 31, 2004 and 2005. Total transaction accounts increased by $250.5 million for the year ended December 31, 2005, to 48.3% of total deposits compared to 45.2% at December 31, 2004. Non-interest-bearing transaction accounts increased by $94.1 million over the same time period. In addition, the Bank offers a money market certificate of deposit which has limited withdrawal features but functions much like a savings account and competes effectively with other banks' and securities firms' money market accounts. At December 31, 2005, Bank customers had $151.5 million in these three-month maturity money market certificates of deposit, compared to $141.8 million at December 31, 2004. The Bank's deposit balances at December 31, 2005 also included $170.8 million of public funds owned by various counties, municipalities and other public entities (public funds) in Washington, Oregon and Idaho, compared to $144.7 million at December 31, 2004. Growing deposits in general and transaction accounts in particular is a core element of the Company's business plan and is a primary focus of the recent and ongoing branch expansion, relocation and renovation activities and increased advertising and marketing campaigns at the Bank. The Bank's strong growth performance of the past two years reflects the success of these efforts.


The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 7: Deposits

	At December 31
	2005			2004			2003
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
Demand and NOW checking	$622,235	26.78%	$149,650	$472,584	24.54%	$27,268	$445,316	26.65%
Regular savings accounts	153,218	6.59	(2,713)	155,931	8.10	108,139	47,792	2.86
Money market accounts	345,757	14.88	103,539	242,218	12.58	45,409	196,809	11.78
Certificates which mature:
Within 1 year	899,617	38.71	235,242	664,375	34.50	(7,519)	671,894	40.21
After 1 year, but within 2 years	193,880	8.35	(279)	194,160	10.08	69,364	124,796	7.47
After 2 years, but within 5 years	95,441	4.11	(85,871)	181,312	9.41	12,486	168,826	10.10
After 5 years	13,165	0.58	(2,164)	15,329	0.79	(178)	15,507	0.93

Total	$2,323,313	100.00%	$397,404	$1,925,909	100.00%	$254,969	$1,670,940	100.00%

The following table indicates the amount of the Bank's certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2005.

(in thousands):

Table 8: Maturity Period--$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Due in three months or less	$268,395
Due after three months through six months	115,250
Due after six months through twelve months	180,966
Due after twelve months	154,112

Total	$718,723


Borrowings: The FHLB-Seattle serves as the Bank's primary borrowing source. To access funds, the Bank is required to own capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. At December 31, 2005, the Bank had $265.0 million of borrowings from the FHLB-Seattle at a weighted average rate of 4.13%, a decrease of $318.5 million compared to a year earlier. Also at that date, the Bank had an investment of $35.8 million in FHLB-Seattle capital stock. As part of its balance-sheet restructuring transactions completed in the fourth quarter of 2005, the Bank prepaid $142 million of higher fixed-rate fixed-term advances, incurring an early prepayment penalty of $6.1 million before tax.

Table 9: FHLB Advances Outstanding at December 31, 2005

(dollars in thousands)

Adjustable-rate advances	Fixed-rate advances	Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	4.33%	$56,100	4.23%	$170,000	4.26%	$226,100
Due after one year through two years	--	--	3.48	21,930	3.48	21,930
Due after two years through three years	--	--	3.24	17,000	3.24	17,000
	4.33%	$56,100	4.07%	$208,930	4.13%	$265,030

*Weighted average interest rate

The Bank also issues retail repurchase agreements to customers and borrows funds through the use of secured wholesale repurchase agreements with securities brokers as sources of funds. In each case, the repurchase agreements are generally due within 90 days. At December 31, 2005, retail repurchase agreements totaling $52.2 million, with a weighted average rate of 2.87%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $61.3 million. Retail repurchase agreement balances increased by $13.8 million during 2005, largely as a result of increased use of the Bank's cash management services by commercial deposit customers. The Bank's outstanding borrowings under wholesale repurchase agreements at December 31, 2005 totaled $18.7 million at a weighted average rate of 4.36%, with a weighted average maturity of seven days, and were collateralized by mortgage-backed securities with a fair value of $19.6 million.

Additional short-term funds are also available through a $26.0 million commercial bank credit line. At December 31, 2005, the Bank had fully drawn on this commercial bank credit line; however, the Bank also had overnight investments in excess of that amount and the credit line was repaid on the first business day of 2006.

In addition to borrowings at the Bank, the Company has issued an aggregate of $95 million of trust preferred securities (TPS) since 2002, including $25 million issued in 2005. The Junior Subordinated Debentures associated with the TPS have been recorded as liabilities on the Company's statement of financial condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes. See "Recent Developments and Significant Events" and Note 1 and Note 13 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS. At December 31, 2005, the TPS had a weighted average rate of 7.11%.

Asset Quality: During the years ended December 31, 2001 and 2002, the Bank experienced significant deterioration in asset quality, which had a material adverse effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Collection costs remained high in the ensuing three years; however, during the years ended December 31, 2003, 2004 and 2005, the Bank achieved meaningful improvement in asset quality, with non-performing assets declining by 25%, 45% and 37%, respectively, compared to a year earlier, resulting in a significant decrease in loan loss provisioning. Table 10 highlights the earlier deterioration and more recent improvement in the Bank's measures of asset quality during the five-year period. Non-performing assets decreased to $11.0 million, or 0.36% of total assets, at December 31, 2005, compared to $17.4 million, or 0.60% of total assets, at December 31, 2004, and $31.6 million, or 1.20% of total assets at December 31, 2003. Problem loans in earlier years were primarily due from borrowers located in the Puget Sound region and were the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area. In addition, during the year ended December 31, 2003, the Bank had a significant increase in non-performing agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. While declining from the prior two years, at December 31, 2005, these agricultural and agriculture-related business loans still represent the Bank's most significant concentration of problem loans. Generally, these problem loans reflect unique operating difficulties for individual borrowers rather than weakness in the overall agricultural economy of the area. For the year ended December 31, 2005, the Bank had a $5.4 million decrease in non-performing loans, with decreases in all categories other than one- to four-family and consumer loans. The Bank also reduced its holdings of foreclosed real estate and other repossessed assets by $1.1 million from year earlier levels, primarily through the sale of properties. At December 31, 2005, the Bank's largest non-performing loan exposure was for loans totaling $3.5 million to a diversified farming operation in northeastern Oregon which were secured by land, crops, receivables and equipment. The Company's next largest non-performing loan exposure was from loans totaling $1.9 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. Balances for this second group of loans are reflected in the non-accrual loan totals for commercial real estate and commercial business loans in the table on the following pages of this report. The Company had no additional non-performing credit relationships with balances in excess of $1.0 million at December 31, 2005. Very meaningful progress was made in the past three years in reducing non-performing loans and improving asset quality, which significantly contributed to the Bank's improved operating performance. For additional discussion concerning asset quality, non-performing loans and the allowance for loan losses, see "Provision and Allowance for Loan Losses" and Tables 11 and 12 contained therein.


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

Table 10: Non-Performing Assets

	At December 31
	2005	2004	2003	2002	2001
Nonaccrual loans: (1)
Loans secured by real estate:
One- to four-family	$1,137	$393	$1,048	$455	$1,006
Commercial	1,363	2,212	6,624	7,421	415
Multifamily	--	--	--	--	--
Construction/land	479	2,219	5,741	16,030	6,827
Commercial business	2,543	3,167	7,232	9,894	8,884
Agricultural business	4,598	7,407	7,320	194	86
Consumer	229	18	45	255	291
Total loans outstanding	10,349	15,416	28,010	34,249	17,509
Loans more than 90 days delinquent, still on accrual:
Loans secured by real estate:
One- to four-family	104	419	109	343	18
Commercial	--	--	--	--	325
Multifamily	--	--	--	--	--
Construction/land	--	--	288	1,283	--
Commercial business	--	--	--	163	39
Agricultural business	--	--	--	--	--
Consumer	--	53	24	70	152
Total loans outstanding	104	472	421	1,859	534

Total non-performing loans	10,453	15,888	28,431	36,108	18,043

Real estate/repossessed assets held for sale (2)	506	1,559	3,132	6,062	3,011
Total non-performing assets	$10,959	$17,447	$31,563	$42,170	$21,054

Restructured loans (3)	$--	$--	$656	$2,057	$302

Total non-performing loans to net loans before allowance for loan losses	0.43%	0.76%	1.65%	2.29%	1.13%
Total non-performing loans to total assets	0.34%	0.55%	1.08%	1.60%	0.86%
Total non-performing assets to total assets	0.36%	0.60%	1.20%	1.86%	1.01%

(1) For the year ended December 31, 2005, $1.1 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs. At December 31, 2005, the Company had $314,900 of real estate owned, which consisted of one single-family residence valued at $32,800, and two spec-construction properties valued at $282,100.

(3) These loans are performing under their restructured terms but are classified substandard.


Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

General: Net income for the year ended December 31, 2005 was $12.4 million, or $1.04 per share (diluted), compared to net income of $19.3 million, or $1.65 per share (diluted), for the year ended December 31, 2004. Late in the fourth quarter of 2005, the Company completed a balance-sheet restructuring designed to pay down high interest rate FHLB borrowings and reduce the size of the investment portfolio. To effect the restructuring, the Company sold $207 million of securities at a $7.3 million loss before tax and used a portion of the proceeds of the sale to prepay $142 million of high-cost fixed-term FHLB borrowings, incurring pre-tax prepayment penalties of $6.1 million. The total cost of the transactions was $13.4 million, with a tax benefit of $4.8 million, resulting in an after-tax cost of $8.6 million or $0.72 per diluted share. For the year ended December 31, 2005, earnings from recurring operations, exclusive of the balance-sheet restructuring transactions noted above, increased to $21.0 million, or $1.76 per share (diluted), compared to net income of $19.3 million, or $1.65 per share, for the year ended December 31, 2004. Aside from the balance-sheet restructuring transactions, the Company's 2005 operating results reflect significant growth of loans and deposits, as well as an increase in the net interest margin, and a lower level of loan loss provision. In addition, the Company's operating results reflect that other operating income, exclusive of the net loss on sale of securities relating to the balance-sheet restructuring, increased primarily as a result of an increase in deposit fees and other service charges, and that other operating expenses, excluding the FHLB prepayment penalties, also significantly increased, particularly compensation, occupancy, information services and advertising expenses.

Compared to levels a year ago, total assets increased 5.0%, to $3.041 billion at December 31, 2005, net loans increased 16.8%, to $2.409 billion, deposits grew 20.6%, to $2.323 billion, and borrowings, including junior subordinated debentures, decreased 36.5%, to $459.8 million. Average interest earning assets were $2.869 billion for the year ended December 31, 2005, an increase of $275.7 million, or 10.6%, compared to the same period a year earlier. Average equity was 7.26% of average assets for the year ended December 31, 2005, compared to 7.62% of average assets for the year ended December 31, 2004, reflecting increased balance sheet leverage.

Net Interest Income. Net interest income before provision for loan losses increased to $108.8 million for the year ended December 31, 2005, compared to $96.3 million for the year ended December 31, 2004, largely as a result of the growth in average interest-earning assets noted above. For the year ended December 31, 2005, the net interest margin increased to 3.79% from 3.71% for the prior year. This improvement in the net interest margin primarily reflects changes in both the asset and liability mix, although the lagged effect of increasing market interest rates on deposit costs, as more fully explained below, also contributed to the improvement. In particular, the average asset mix for the year ended December 31, 2005 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the year ended December 31, 2004. At the same time, the average funding liability base had proportionately more deposits, including more non-interest bearing deposits, and proportionately fewer borrowings than in the prior year. The balance-sheet restructuring transactions that the Company completed late in the fourth quarter had only a minor effect on the 2005 net interest margin; however, they furthered these changes in the asset and liability mix and should significantly contribute to expansion of the net interest margin in future periods. In contrast with the prior year and as more fully explained below, for the year ended December 31, 2005 the Bank did not record any dividend income on its investment in stock of the FHLB. Dividend income on the FHLB stock contributed five basis points to the net interest margin in the year ended December 31, 2004. This loss of dividend income on FHLB stock masked to a degree the progress the Company made in 2005 in improving the net interest margin from its core businesses of making loans to and collecting deposits from banking customers.

Interest Income. Interest income for the year ended December 31, 2005 was $190.2 million, compared to $156.2 million for the year ended December 31, 2004, an increase of $33.9 million, or 21.7%. The increase in interest income occurred as a result of a 60 basis point increase in the average yield on interest-earning assets, as well as significant growth in those assets. The yield on average interest-earning assets increased to 6.63% for the year ended December 31, 2005, compared to 6.03% for the prior year. Average loans receivable for the year ended December 31, 2005 increased by $374.0 million, or 19.7%, to $2.273 billion, compared to $1.899 billion for the year ended December 31, 2004. Interest income on loans for the year increased by $38.4 million, or 30.2%, to $165.4 million from $127.0 million for the prior year, reflecting the impact of the increase in average loan balances combined with a 59 basis point increase in the average yield. The increase in average loan yield reflects the increases in the level of market interest rates during the past year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect large portions of construction, land development, commercial and agricultural loans. The increase in average loan yields also reflects changes in the mix of the loan portfolio. The average yield on loans was 7.28% for the year ended December 31, 2005, compared to 6.69% for the year ended December 31, 2004. While the recent level of short-term market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree, as existing fixed-rate loans did not adjust upward and offering rates for new fixed-rate loans remained relatively low as the yield curve continued to flatten. In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $98.3 million for the year ended December 31, 2005, and the interest and dividend income from those investments decreased by $4.5 million compared to the year ended December 31, 2004. The average yield on mortgage-backed securities increased to 4.50% for the year ended December 31, 2005, from 4.37% for the prior year, reflecting reduced amortization of purchase premiums on certain portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments and modestly higher rates on the small portion of mortgage-backed securities that have adjustable interest rates. The average yield on other investment securities and cash equivalents increased to 4.34% for the year ended December 31, 2005, from 4.10% for the prior year, largely reflecting the effect of higher market rates on certain adjustable rate securities. Despite a $600,000 increase in the average balance


invested, the Company did not record any dividend income from FHLB stock for the year ended December 31, 2005. By contrast, FHLB stock dividend income in the prior year was $1.2 million. As a result, the dividend yield on FHLB stock was 0.0% for the year ended December 31, 2005, compared to 3.35% for the year ended December 31, 2004. Dividends on FHLB stock have been established on a quarterly basis by vote of the Directors of the FHLB of Seattle; however, during the quarter ended December 31, 2004, the FHLB of Seattle announced that future dividends would be restricted while the FHLB attempted to improve its capital position. More recently, in a filing with the SEC, the FHLB indicated that it expects to generate only minimal earnings or possibly losses for the next two to three years. As a result, management does not expect that the Bank will receive any dividend income on this stock for the foreseeable future.

Interest Expense. Interest expense for the year ended December 31, 2005 was $81.4 million, compared to $59.9 million for the prior year, an increase of $21.5 million, or 35.8%. The increase in interest expense was the result of the significant growth in interest-bearing liabilities combined with a 53 basis point increase in the average cost of all interest-bearing liabilities to 2.91% for the year ended December 31, 2005, from 2.38% for the prior year, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $17.2 million, or 49.0%, to $52.3 million for the year ended December 31, 2005 compared to $35.1 million for the prior year, as a result of the significant deposit growth over the past twelve months as well as an increase in the cost of interest-bearing deposits. Reflecting the branch expansion and other growth initiatives, average deposit balances increased $313.1 million, or 17.3%, to $2.122 billion for the year ended December 31, 2005, from $1.809 billion for the year ended December 31, 2004, while the average rate paid on deposit balances increased 52 basis points to 2.46%. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for deposits tend to be less severe and to lag changes in market interest rates. This lower degree of volatility and lag effect for deposit pricing has been evident in the modest increase in deposit costs as the Federal Reserve has moved to increase short-term interest rates by 325 basis points from June 2003 to December 2005.

Average FHLB advances totaled $522.6 million during the year ended December 31, 2005, compared to $568.9 million during the year ended December 31, 2004, a decrease of $46.3 million, or 8.1%, which was offset by the effects of a 62 basis point increase in the average cost of advances, resulting in a $1.6 million increase in related interest expense. The average rate paid on FHLB advances increased to 4.19% for the year ended December 31, 2005, from 3.57% for year ended December 31, 2004. While FHLB advances are generally fixed-rate, fixed-term borrowings, many of the Bank's more recent advances carried relatively shorter terms and were established in periods when market rates were lower. Reflecting the maturity and repricing of these short-term advances, the increased cost in the current year reflects new advances at current market rates. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $81.2 million and an average cost of 6.71% (including amortization of prepaid underwriting costs) for the year ended December 31, 2005. Junior subordinated debentures outstanding at the end of the prior year had an average balance of $68.6 million but a much lower average rate of 5.04%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to six months. The increased cost of the junior subordinated debentures reflects recent increases in short-term market interest rates. Other borrowings primarily consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $4.6 million, or 6.3%, to $68.3 million for the year ended December 31, 2005, from $72.9 million for the same period in 2004, while the related interest expense increased $714,000, to $1.8 million from $1.1 million for the respective periods. The average balance of the wholesale borrowings from brokers decreased $15.9 million, which was nearly offset by a $11.4 million increase in the average balance of customer retail repurchase agreements and other short-term borrowings. The average rate paid on other borrowings was 2.58% in the year ended December 31, 2005, compared to 1.44% for 2004. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

Provision and Allowance for Loan Losses. During the year ended December 31, 2005, the provision for loan losses was $4.9 million, compared to $5.6 million for the year ended December 31, 2004, a decrease of $741,000. As discussed in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision in the current year reflects lower levels of non-performing loans, improvement in the current economic environment and strengthening in the prospects for collection on previously identified non-performing loans, balanced against changes in the mix and growth in the size of the loan portfolio. While net charge-offs were $3.6 million for the current year, compared to $2.1 million for the prior year, non-performing loans decreased $5.4 million to $10.5 million at December 31, 2005, compared to $15.9 million at December 31, 2004. For the past two years non-performing loans have been primarily concentrated in a few agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflect unique operating difficulties for the individual borrower rather than a weakness in the overall economy of the area, farm commodity prices or growing conditions. A comparison of the allowance for loan losses at December 31, 2005 and 2004 shows an increase of $1.3 million to $30.9 million at December 31, 2005, from $29.6 million at December 31, 2004. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.27% and 1.41% at December 31, 2005 and 2004, respectively. The allowance as a percentage of non-performing loans increased to 296% at December 31, 2005, compared to 186% a year earlier.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the


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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing evaluation of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of certain individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Losses that are related to specific assets are usually applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based upon judgments different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors influencing the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans. Smaller balance non-homogeneous loans also may be evaluated collectively for impairment. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of December 31, 2005, the Company had identified $10.3 million of impaired loans as defined by SFAS No. 114 and had established $1.7 million of specific reserves for these loans.

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


The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated (dollars in thousands):

Table 11: Changes in Allowance for Loan Losses

	Years Ended December 31
	2005	2004	2003	2002	2001

Balance, beginning of period	$29,610	$26,060	$26,539	$17,552	$15,314
Allowances added through business combinations	--	--	--	460	--
Provision	4,903	5,644	7,300	21,000	13,959
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	--	3	14	--	2
Commercial	187	519	--	--	--
Multifamily	6	--	--	--	--
Construction and land	259	14	80	39	--
Commercial business	713	986	924	209	118
Agricultural business	70	15	13	3	--
Consumer	91	50	44	74	22
	1,326	1,587	1,075	325	142
Loans charged off:
Secured by real estate:
One- to four-family	(135)	(100)	(357)	(102)	(97)
Commercial	(521)	(1,313)	(2,289)	(103)	--
Multifamily	(8)	--	--	--	--
Construction and land	(218)	(347)	(986)	(1,129)	(107)
Commercial business	(1,692)	(1,518)	(4,496)	(10,643)	(10,541)
Agricultural business	(1,886)	(41)	(214)	(157)	(208)
Consumer	(481)	(362)	(512)	(664)	(910)
	(4,941)	(3,681)	(8,854)	(12,798)	(11,863)
Net charge-offs	(3,615)	(2,094)	(7,779)	(12,473)	(11,721)

Balance, end of period	$30,898	$29,610	$26,060	$26,539	$17,552

Ratio of allowance to net loans before allowance for loan losses	1.27%	1.41%	1.51%	1.69%	1.10%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.16%	0.11%	0.47%	0.78%	0.75%
Ratio of allowance for loan losses to non-performing loans	296%	186%	92%	74%	97%


The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 12: Allocation of Allowance for Loan Losses

	At December 31
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Loans secured by real estate:
Commercial/multifamily	$5,405	17,49%	$5,585	18.86%	$5,503	31.56%	$5,645	28.69%	$4,560	27.78%
Construction and land	7,223	23.38	5,556	18.76	5,207	23.10	5,892	21.58	3,431	21.08
One- to four-family including consumer	860	2.78	782	2.64	749	17.75	670	22.59	2,366	26.52
Commercial/agricultural business	13,243	42.86	12,854	43.41	11,355	25.52	10,952	24.65	5,650	21.75
Consumer	561	1.82	464	1.57	482	2.07	698	2.49	774	2.87
Unallocated general loss allowance (1)	3,606	11.67	4,369	14.76	2,764	N/A	2,682	N/A	771	N/A

Total allowance for loan losses	$30,898	100.00%	$29,610	100.00%	$26,060	100.00%	$26,539	100.00%	$17,552	100.00%

(1)     The Company establishes specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured). The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.


Other Operating Income. Other operating income was $10.5 million for the year ended December 31, 2005, a decrease of $6.4 million from the prior year. However, as noted above, in the fourth quarter of 2005, as a part of its balance-sheet restructuring initiatives, the Company recorded $7.3 million of net loss on the sale of securities. Excluding the net loss on the sale of securities relating to the balance-sheet restructuring transactions, total other operating income increased to $17.8 million for the year ended December 31, 2005 compared to $17.0 million for the year ended December 31, 2004. Importantly, deposit fee and service charge income increased by $1.3 million, or 16.5%, to $9.5 million for the year ended December 31, 2005, compared to $8.1 million for the prior year, primarily reflecting growth in customer transaction accounts and increased merchant credit card services, although changes in certain pricing schedules also contributed to the increase. On the other hand, loan servicing fees declined by $289,000 to $1.5 million for the current year, from $1.7 million for the year ended December 31, 2004, as the portfolio of serviced loans decreased modestly and prepayment fees and other servicing charges declined. Partially offsetting the decline in loan servicing fees was a small improvement in the gain on sale of loans, which increased by $125,000 to $5.6 million for the year ended December 31, 2005, compared to $5.5 million for the prior year as mortgage banking activity improved modestly. Gain on sale of loans was somewhat adversely affected by the increase in capitalized loan origination costs discussed in the following paragraph, which had the effect of increasing the cost basis in loans held for sale, as well as by competitive pressures in the mortgage market which tended to reduce the margin on sales compared to the prior year. Loan sales for the year ended December 31, 2005 totaled $397.0 million, compared to $338.4 million for the year ended December 31, 2004. Gain on sale of loans for the Company included $531,000 of fees on $48.8 million of loans which were brokered and are not reflected in the volume of loans sold. Other miscellaneous income decreased $161,000, principally due to a decrease in the earnings from life insurance policies.

Other Operating Expenses. Other operating expenses increased $17.8 million, or 22.4%, to $97.5 million for the year ended December 31, 2005, from $79.7 million for the year ended December 31, 2004. Included in this amount is $6.1 million in penalties for the early prepayment of certain FHLB advances incurred in connection with the balance-sheet restructuring initiatives. Excluding these prepayment penalties, other operating expense increase $11.7 million, or 14.7%, compared to the prior year Other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current year includes significant increases in compensation, occupancy and information services for additional branch, deposit services and commercial loan expansion to position the Company for future growth. In addition, compensation was higher as a result of increased mortgage loan commissions and general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by an increase in the amount of capitalized loan origination costs, which reflects increases in both the cost to produce and the volume of new loan originations. The Company also continued to increase its commitment to advertising and marketing, as expenditures for these items were $1.6 million greater in the year ended December 31, 2005 than in the prior year. The increase in expenses includes operating costs associated with the recent opening of eleven new branch offices in Kent, Everett, Edmonds, Lynnwood, Mercer Island, East Wenatchee, Walla Walla and Vancouver, Washington, Boise and Twin Falls, Idaho and Beaverton, Oregon, the relocation and upgrading of branch offices in Yakima, Spokane and Lynden, Washington, and the creation of an international banking department, as well as offices in Hillsboro, Oregon, Boise and Twin Falls, Idaho and Walla Walla and Federal Way, Washington which were opened in 2004. The Company's efficiency ratio increased to 81.75% for the year ended December 31, 2005 from 70.37% for the prior year, in large part reflecting the FHLB prepayment penalties and the related loss on sale of securities, but also reflecting the start up costs associated with this branch growth. Other operating expenses as a percentage of average assets increased to 3.20% for the year ended December 31, 2005 from 2.90% in the prior year. Excluding the effects of the balance-sheet restructuring charges, for the year ended December 31, 2005, the efficiency ratio and ratio of other operating expense to average assets would have been 72.23% and 3.00%, respectively. The Company expects continued increases in the absolute level of operating expenses as a result of its announced expansion plans; however, over time, management believes that this expansion will lead to a lower relative cost of funds and enhanced revenues which should result in an improved efficiency ratio and stronger operating results.

Income Taxes: Income tax expense was $4.4 million for the year ended December 31, 2005, compared to $8.6 million for the prior year. The Company's effective tax rates for the years ended December 31, 2005 and 2004 were 26.3% and 30.7%, respectively. The lower effective tax rate in the current year is primarily as a result of a decrease in the relative amount of taxable income versus tax-exempt income compared to the prior year which occurred as a result of the charges associated with the balance-sheet restructuring transactions.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

General: Net income for the year ended December 31, 2004 was $19.3 million, or $1.65 per share (diluted), compared to net income of $16.1 million, or $1.44 per share (diluted), for the year ended December 31, 2003. The Company's 2004 operating results reflect significant growth of assets and liabilities, as well as an increase in the net interest margin, and a lower level of loan loss provision. The Company's operating results also reflect a decrease in other operating income, primarily as a result of a decrease in mortgage banking revenues, combined with significant increases in other operating expenses, particularly compensation, occupancy, information services and advertising expenses. Compared to levels a year earlier, total assets increased 9.9%, to $2.897 billion at December 31, 2004, net loans increased 21.3%, to $2.063 billion, deposits grew 15.3%, to $1.926 billion, and borrowings, including junior subordinated debentures, decreased 2.0%, to $723.8 million. Average interest earning assets were $2.593 billion for the year ended December 31, 2004, an increase of $312.9 million, or 13.7%, compared to the prior year. Average equity was 7.62% of average assets for the year ended December 31, 2004, compared to 8.03% of average assets for the year ended December 31, 2003, reflecting increased balance sheet leverage.


Net Interest Income. Net interest income before provision for loan losses increased to $96.3 million for the year ended December 31, 2004, compared to $80.6 million for the year ended December 31, 2003, largely as a result of the growth in average interest-earning assets noted above. In addition, the net interest margin increased 18 basis points to 3.71% for 2004 from 3.53% for the prior year, reflecting a similar 18 basis point increase in the net interest rate spread and a slight increase in the ratio of interest-bearing assets relative to interest-earning liabilities. The increase in net interest margin was largely a result of growth of loans relative to investment securities, an increased yield on mortgage-backed securities and reduced funding costs, all as more fully explained below.

Interest Income: Interest income for the year ended December 31, 2004 was $156.2 million compared to $140.4 million for the year ended December 31, 2003, an increase of $15.8 million, or 11.2%. The increase in interest income occurred as a result of a $312.9 million, or 13.7%, growth in average balances of interest-earning assets and despite a 13 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 6.03% for the year ended December 31, 2004, compared to 6.16% for the prior year. Average loans receivable for the year ended December 31, 2004 increased by $244.3 million, or 14.8%, when compared to the year ended December 31, 2003, reflecting strong new loan originations. Interest income on loans increased by $10.8 million, or 9.3%, compared to the prior year, as the effect of the substantial increase in average loan balances was partially offset by a 33 basis point decrease in the average yield. The decrease in average loan yield reflects the decline in the level of market interest rates that occurred during the prior year, which led to a significant amount of prepayments of higher-rate real estate and other fixed-rate, fixed-term loans, and occurred despite increases in short-term market interest rates, particularly the prime rate, which affected a large portion of construction, commercial and agricultural loans in the second half of 2004. Loans yielded 6.69% for the year ended December 31, 2004, compared to 7.02% for the year ended December 31, 2003. Further, while the level of market interest rates was generally higher than a year earlier, loan yields did not change appreciably as certain loans with rate floors did not adjust upward in response to the initial modest increase in prime and other index rates. In addition, lower market rates three to twelve months earlier, as well as changes in the portfolio mix, resulted in lower spreads and yields on new loan originations. The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $68.6 million for the year ended December 31, 2004, while the interest and dividend income from those investments increased $5.0 million compared to the prior year. The average yield on mortgage-backed securities increased to 4.37% for the year ended December 31, 2004 from 3.64% for the prior year. Yields on mortgage-backed securities were higher in 2004, reflecting reduced amortization of purchase premiums on certain portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments. Both premium amortization and principal prepayments were significantly elevated in the year earlier period. The average yield on investment securities and short-term cash investments increased to 4.10% for the year ended December 31, 2004 from 3.96% for the prior year, reflecting higher market rates. Earnings on FHLB stock decreased by $683,000 to $1.2 million for the year ended December 31, 2004. The dividend yield on FHLB stock was 3.35% for the year ended December 31, 2004, compared to 5.55% for the year ended December 31, 2003. Dividends on FHLB stock are established on a quarterly basis by vote of the Directors of the FHLB and are paid by distribution of additional shares of FHLB stock. Late in the fourth quarter of 2004 and again subsequent to year end, the FHLB announced changes in its dividend policy which resulted in the elimination of the dividend for 2005.

Interest Expense: Interest expense for the year ended December 31, 2004 was $59.9 million, compared to $59.8 million for the prior year, an increase of $67,000, or 0.1%. The slight increase in interest expense occurred despite a continued decrease in the average cost of all interest-bearing liabilities from 2.69% to 2.38%, as a result of the significant growth in the average balances of deposits and borrowings. The $189.8 million increase in average interest-bearing deposits for the year ended December 31, 2004, compared to December 31, 2003, reflects the solid deposit growth over both years; however, deposit interest expense increased only a modest $83,000 for the year ended December 31, 2004, compared to the prior year. Average deposit balances increased from $1.619 billion for the year ended December 31, 2003, to $1.809 billion for the year ended December 31, 2004, while, at the same time, the average rate paid on deposit balances decreased 22 basis points. To a significant degree, deposit costs for each quarter reflect market interest rates and pricing decisions made three to twelve months prior to the end of that quarter. Generally, market interest rates for deposits were declining and lower throughout the year ended December 31, 2004, than in the year ended December 31, 2003, although deposit costs did begin moving higher in the fourth quarter, reflecting increases in short-term market interest rates subsequent to Federal Reserve monetary policy changes initiated in June 2004. Average FHLB advances totaled $568.9 million during the year ended December 31, 2004, compared to $513.8 million during the prior year, an increase of $55.1 million that, combined with a 68 basis point decrease in the average cost of advances, resulted in a $1.5 million decrease in related interest expense. The average rate paid on those advances decreased to 3.57% for the year ended December 31, 2004, from 4.25% for the prior year. FHLB advances are generally fixed-rate, fixed-term borrowings with rates on many of those advances having been established in periods when market rates were considerably higher than generally available in 2004. The significant decrease in the average rate paid on FHLB advances reflects renewal of maturing advances at then current market rates as well as additional advances also priced at current market rates. In the year ended December 31, 2004, additional funding was also provided by the issuance of $15 million of TPS. The average balance of TPS was $68.6 million and the average rate paid was 5.04% (including amortization of prepaid loan underwriting costs) for the year ended December 31, 2004. Other borrowings consist of retail repurchase agreements with customers and wholesale repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $21.2 million from $51.7 million for the year ended December 31, 2003, to $72.9 million for the year ended December 31, 2004, while the related interest expense increased $262,000 from $789,000 to $1.1 million for the respective periods. The average rate paid on other borrowings was 1.44% in the year ended December 31, 2004, compared to 1.53% for the prior year. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than FHLB advances which generally lag current market rates. While FHLB advances and other borrowing costs were lower in 2004 than in 2003, similar to deposit costs, the decision of the Federal Reserve to move short-term interest rates higher in the second half of 2004 did result in higher borrowing costs in the fourth quarter and led to even higher rates in 2005.

Provision and Allowance for Loan Losses: During the year ended December 31, 2004, the provision for loan losses was $5.6 million, compared to $7.3 million for the prior year, a decrease of $1.7 million. The lower provision in 2004 reflects lower levels of non-performing loans and net charge-offs and strengthening in the prospects for collection on previously identified non-performing loans balanced against significant growth in the size of the loan portfolio. Non-performing loans decreased to $15.9 million at December 31, 2004, compared to $28.4 million at December 31, 2003. Net charge-offs were $2.1 million, or 0.11% of average loans, for the year ended December 31, 2004, compared to $7.8 million, or 0.47% of average loans, for the prior year. A comparison of the allowance for loan losses at December 31, 2004 and 2003, shows an increase of $3.6 million from $26.1 million at December 31, 2003, to $29.6 million at December 31, 2004. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.41% and 1.51% at December 31, 2004 and December 31, 2003, respectively. The allowance for loan losses equaled 186% of non-performing loans at December 31, 2004, compared to 92% of non-performing loans at December 31, 2003. As of December 31, 2004, the Company had identified $15.4 million of impaired loans as defined by SFAS No. 114 and had established $3.6 million of specific reserves for these loans.

Other Operating Income: Other operating income was $17.0 million for the year ended December 31, 2004, a decrease of $2.6 million from the year ended December 31, 2003. This primarily reflects a $3.9 million decrease in the gain on sale of loans as higher interest rates led to decreased mortgage banking activity. Loan sales for the year ended December 31, 2004 totaled $338.4 million, compared to $572.2 million for the year ended December 31, 2003. Gain on sale of loans included $539,000 of fees on $43.3 million of loans which were brokered and are not reflected in the volume of loans sold. Partially offsetting the decline in loan sale gains was improvement in loan servicing fees, which increased by $685,000 for the year ended December 31, 2004 compared to a year earlier. The increased loan servicing income for 2004 primarily reflects a significant increase in early prepayment fee income on certain commercial real estate loans. Deposit fee and service charge income for the Company increased by $908,000 to $8.1 million for the year ended December 31, 2004, from $7.2 million for the year ended December 31, 2003, primarily reflecting growth in customer transaction accounts, although changes in certain pricing schedules also contributed to the increase. Miscellaneous income decreased by $359,000, largely as a result of the recognition of $613,000 of losses on certain partnership investments in low- and moderate-income housing projects, although a slightly lower return on the Company's investment in bank-owned life insurance also contributed to this decrease. These partnership investments, which were made as part of the Bank's Community Reinvestment Act (CRA) program, generate significant tax credits to offset the operating losses. These partnership losses are generally offset by tax credits associated with the projects which generate positive net returns on the investments over time.

Other Operating Expenses: Other operating expenses increased $9.8 million from $69.9 million for the year ended December 31, 2003, to $79.7 million for the year ended December 31, 2004. Increases in other operating expenses reflect the overall growth in assets and liabilities, customer relationships and complexity of operations as the Company continued to expand. The higher level of operating expenses in 2004 includes significant increases in compensation, occupancy and information services for additional branch and commercial loan expansion to position the Company for future growth. In addition, compensation was higher as a result of general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by lower commission expenses related to mortgage banking operations. The Company also significantly increased its commitment to advertising and marketing expenditures, which were $1.5 million greater in the year ended December 31, 2004 than in the prior year. The increase in expenses includes operating costs associated with opening new branch offices in Seattle, Yakima and Walla Walla, Washington, Hillsboro, Oregon and Boise and Twin Falls, Idaho, new commercial lending centers in Seattle, Spokane and Federal Way, Washington, mortgage lending offices in Burlington and Moses Lake, Washington and an operations center in Walla Walla. The year ended December 31, 2004 also had higher costs related to deposit operations and merchant credit card services. The Company had significant expenses for professional services in 2004, in part as a result of services related to compliance with certain provisions of the Sarbanes-Oxley Act of 2002, but also as a result of legal fees associated with loan collection efforts. Despite higher revenues, these increases in operating expenses caused the Company's efficiency ratio to increase slightly to 70.37% for the year ended December 31, 2004, from 69.75% for the year ended December 31, 2003. Other operating expenses as a percentage of average assets also increased to 2.90% for the year ended December 31, 2004, compared to 2.86% for the prior year.

Income Taxes: Income tax expense was $8.6 million for the year ended December 31, 2004, compared to $6.9 million for the prior year. The Company's effective tax rates for the years ended December 31, 2004 and 2003 were 30.7% and 30.0%, respectively. The higher effective tax rate in 2004 is primarily as a result of an increase in the relative amount of taxable income versus tax-exempt income compared to the prior year and occurred even though the level of tax credits related to the CRA investments increased as noted above.


Table 13: Analysis of Net Interest Spread (dollars in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2005			Year Ended December 31, 2003
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$1,664,918	$122,198	7.34%	$1,374,037	$95,483	6.95%	$1,189,034	$87,914	7.39%
Commercial/agricultural loans	567,556	40,154	7.07	488,671	28,634	5.86	428,235	25,158	5.87
Consumer and other loans	40,202	3,046	7.58	35,956	2,875	8.00	37,075	3,139	8.47
Total loans (1)	2,272,676	165,398	7.28	1,898,664	126,992	6.69	1,654,344	116,211	7.02
Mortgage-backed securities	296,419	13,336	4.50	386,710	16,882	4.37	338,322	12,319	3.64
Securities and deposits	263,789	11,455	4.34	272,446	11,176	4.10	253,901	10,048	3.96
FHLB stock dividends (reversal)	35,809	(29)	(0.08)	35,209	1,180	3.35	33,581	1,863	5.55
Total investment securities	596,017	24,762	4.15	694,365	29,238	4.21	625,804	24,230	3.87
Total interest-earning assets	2,868,693	190,160	6.63	2,593,029	156,230	6.03	2,280,148	140,441	6.16
Non-interest-earning assets	180,339			158,891			163,481
Total assets	$3,049,032			$2,751,920			$2,443,629
Interest-bearing liabilities:
Savings accounts	$159,842	3,474	2.17	$71,466	973	1.36	$45,975	500	1.09
Checking and NOW accounts (2)	542,613	4,118	0.76	464,147	2,512	0.54	398,778	1,938	0.49
Money market accounts	300,059	7,524	2.51	240,723	4,243	1.76	176,855	3,161	1.79
Certificates of deposit	1,119,702	37,137	3.32	1,032,736	27,339	2.65	997,689	29,385	2.95
Total deposits	2,122,216	52,253	2.46	1,809,072	35,067	1.94	1,619,297	34,984	2.16
Other interest-bearing liabilities:
FHLB advances	522,624	21,906	4.19	568,908	20,336	3.57	513,819	21,842	4.25
Junior subordinated debentures	81,207	5,453	6.71	68,619	3,461	5.04	43,822	2,233	5.10
Other borrowings	68,339	1,765	2.58	72,916	1,051	1.44	51,715	789	1.53
Total borrowings	672,170	29,124	4.33	710,443	24,848	3.50	609,356	24,864	4.08
Total interest-bearing liabilities	2,794,386	81,377	2.91	2,519,515	59,915	2.38	2,228,653	59,848	2.69
Non-interest-bearing liabilities	33,156			22,695			18,735
Total liabilities	2,827,542			2,542,210			2,247,388
Stockholders' equity	221,490			209,710			196,241
Total liabilities and stockholders' equity	$3,049,032			$2,751,920			$2,443,629
Net interest income/rate spread		$108,783	3.72%		$96,315	3.65%		$80,593	3.47%

Net interest margin			3.79%			3.71%			3.53%
Ratio of average interest- earning assets to average interest-bearing liabilities			102.66%			102.92%			102.31%

(footnotes follow tables)


Table 13: Analysis of Net Interest Spread (dollars in thousands) (continued)

	Year Ended December 31, 2002			Year Ended December 31, 2001
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$1,180,199	$95,342	8.08%	$1,197,445	$103,459	8.60%
Commercial/agricultural loans	366,606	24,318	6.63	316,081	27,003	8.54
Consumer and other loans	42,230	3,692	8.74	56,379	5,303	9.41
Total loans (1)	1,589,035	123,352	7.76	1,569,905	135,765	8.65
Mortgage-backed securities	209,493	10,738	5.13	200,429	12,196	6.08
Securities and deposits	172,339	8,226	4.77	120,993	7,672	6.34
FHLB stock	31,587	1,960	6.21	29,551	2,033	6.88
Total investment securities	413,419	20,924	5.06	350,973	21,901	6.24
Total interest-earning assets	2,002,454	144,276	7.20	1,920,878	157,666	8.21
Non-interest-earning assets	148,706			122,712
Total assets	$2,151,160			$2,043,590
Interest-bearing liabilities:
Savings accounts	$43,383	225	1.07	$42,946	725	1.69
Checking and NOW accounts (2)	311,210	644	0.41	243,171	1,364	0.56
Money market accounts	146,504	1,592	2.18	129,896	4,249	3.27
Certificates of deposit	903,329	36,745	3.79	835,957	46,364	5.55
Total deposits	1,404,426	39,206	2.79	1,251,970	52,702	4.21
Other interest-bearing liabilities:
FHLB advances	451,816	24,094	5.33	505,631	29,990	5.93
Junior subordinated debentures	18,685	1,151	6.16	--	--	--
Other borrowings	66,578	1,518	2.28	73,695	3,252	4.41
Total borrowings	537,079	26,763	4.98	579,326	33,242	5.74
Total interest-bearing liabilities	1,941,505	65,969	3.40	1,831,296	85,944	4.69
Non-interest-bearing liabilities	13,177			15,277
Total liabilities	1,954,682			1,846,573
Stockholders' equity	196,478			197,017
Total liabilities and stockholders' equity	$2,151,160			$2,043,590
Net interest income/rate spread		$78,307	3.80%		$71,722	3.52%

Net interest margin			3.91%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.14%			104.89%

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

Table 14: Rate/Volume Analysis (in thousands)

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase (Decrease) Due to			Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase (Decrease) Due to			Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Mortgage loans	$5,598	$21,117	$26,715	$(5,473)	$13,042	$7,569	$(8,142)	$714	$(7,428)
Commercial/agricultural loans	6,465	5,055	11,520	(43)	3,519	3,476	(2,972)	3,812	840
Consumer and other loans	(157)	(328)	171	(171)	(93)	(264)	(112)	(441)	(553)
Total loans (1)	11,906	26,500	38,406	(5,687)	16,468	10,781	(11,226)	4,085	(7,141)

Mortgage-backed securities	491	(4,037)	(3,546)	2,664	1,899	4,563	(3,733)	5,314	1,581
Securities and deposits	641	(362)	279	368	760	1,128	(1,574)	3,396	1,822
FHLB stock	(1,229)	20	(1,209)	(769)	86	(683)	(216)	119	(97)
Total investment securities	(97)	(4,379)	(4,476)	2,263	2,745	5,008	(5,523)	8,829	3,306
Total net change in interest income on interest-earning assets	11,809	22,121	33,930	(3,424)	19,213	15,789	(16,749)	12,914	(3,835)

Interest-bearing liabilities:
Deposits	10,442	6,744	17,186	(3,773)	3,856	83	(9,664)	5,442	(4,222)

FHLB advances	3,319	(1,749)	1,570	(3,705)	2,199	(1,506)	(5,284)	3,032	(2,252)
Junior subordinated debentures	1,282	710	1,992	(26)	1,254	1,228	(228)	1,310	1,082
Other borrowings	1,014	(300)	714	(569)	831	262	(616)	(113)	(729)
Total borrowings	5,615	(1,339)	4,276	(4,300)	4,284	(16)	(6,128)	4,229	(1,899)
Total net change in interest expense on interest-bearing liabilities	16,057	5,405	21,462	(8,073)	8,140	67	(15,792)	9,671	(6,121)

Net change in net interest income	$(4,248)	$16,716	$12,468	$4,649	$11,073	$15,722	$(957)	$3,243	$2,286

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company. An exception to this generalization in recent years preceding the current year has been the beneficial effect of interest rate floors on many of the Company's floating-rate loans, which helped maintain higher loan yields despite declining levels of market interest rates. However, in the low interest rate environment of the past two years, these rate floors have declined over time. Further, because these rate floors exceed what would otherwise be the note rate on certain variable or floating-rate loans, those loans have been less responsive to recently increasing market rates than has historically been the case, injecting an additional element of interest rate risk into the Company's operations. As of December 31, 2005, the Company has very few floating-rate loans with interest rates that have not increased to levels above their floors and therefore these loans should be more responsive to additional increases in market rates should they occur. An additional exception to the generalization has been the beneficial effect of lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products in the current rising market interest rate environment. This beneficial effect is particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the Company's expanded net interest margin for the years ended December 31, 2004 and 2005.

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


Tables 15 and 15(a), Interest Rate Risk Indicators, set forth as of December 31, 2005 and 2004, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table 15: Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2005
	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
+300	$2,517	2.1%	$(70,641)	(25.0)%
+200	2,269	1.9	(46,060)	(16.3)
+100	1,301	1.1	(19,586)	(6.9)
0	0	0.0	0	0.0
-50	(949)	(0.8)	5,506	2.0
-100	(2,464)	(2.1)	7,870	2.8
-200	(5,257)	(4.5)	(3,307)	(1.2)

Table 15(a): Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2004
	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
+300	$308	0.3%	$(78,014)	(31.5)%
+200	307	0.3	(50,454)	(20.4)
+100	238	0.2	(22,552)	(9.1)
0	0	0	0	0
-50	(110)	(0.1)	(79)	(0.0)
-100	214	0.2	(2,412)	(1.0)

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

Tables 16 and 16(a), Interest Sensitivity Gap, present the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2005 and 2004. The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2005, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $80.1 million, representing a one-year cumulative gap to total assets ratio of (2.63%).

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps for the Company as of December 31, 2005 and 2004 are within its internal policy guidelines and management considers that the Company's current level of interest rate risk is reasonable.


Table 16: Interest Sensitivity Gap as of December 31, 2005	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$452,056	$4,028	$3,405	$520	$311	$63	$460,383
Fixed-rate mortgage loans	84,444	51,036	144,571	104,386	105,529	36,253	526,219
Adjustable-rate mortgage loans	356,734	71,484	232,897	155,430	230	230	817,005
Fixed-rate mortgage-backed securities	15,480	11,456	35,772	24,071	32,035	14,666	133,480
Adjustable-rate mortgage-backed securities	3,950	3,638	11,960	10,117	22,367	--	52,032
Fixed-rate commercial/agricultural loans	49,335	18,706	45,458	17,298	3,632	70	134,499
Adjustable-rate commercial/agricultural loans	402,555	4,804	13,770	9,233	93	40	430,495
Consumer and other loans	46,609	6,755	13,836	8,284	5,545	533	81,562
Investment securities and interest-earning deposits	61,545	5,829	30,956	28,591	22,867	39,285	189,073

Total rate sensitive assets	1,472,708	177,736	532,625	357,930	192,609	91,140	2,824,748

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	66,992	66,992	156,314	156,314	--	--	446,612
Money market deposit accounts	172,879	103,727	69,151	--	--	--	345,757
Certificates of deposit	594,722	304,896	250,606	38,716	13,143	22	1,202,105
FHLB advances	221,100	5,000	38,930	--	--	--	265,030
Other borrowings	44,683	--	--	--	--	--	44,683
Junior subordinated debentures	97,942	--	--	--	--	--	97,942
Retail repurchase agreements	51,496	107	134	--	428	--	52,165

Total rate sensitive liabilities	1,249,814	480,722	515,135	195,030	13,571	22	2,454,294

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$222,894	$(302,986)	$17,490	$162,900	$179,038	$91,118	$370,454
Cumulative excess (deficiency) of interest-sensitive assets	$222,894	$(80,092)	$(62,602)	$100,298	$279,336	$370,454	$370,454

Cumulative ratio of interest-earning assets to interest- bearing liabilities	117.83%	95.37%	97.21%	104.11%	111.38%	115.09%	115.09%
Interest sensitivity gap to total assets	7.33%	(9.96)%	0.58)%	5.36%	5.89%	3.00%	12.18%
Ratio of cumulative gap to total assets	7.33%	(2.63)%	(2.06)%	3.30%	9.19%	12.18%	12.18%

(footnotes follow Table 16(a))


Table 16(a): Interest Sensitivity Gap as of December 31, 2004	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$315,061	$8,054	$9,397	$69	$55	$11	$332,647
Fixed-rate mortgage loans	76,739	44,966	124,670	106,589	102,530	30,450	485,944
Adjustable-rate mortgage loans	303,190	64,934	172,592	155,901	132	--	696,749
Fixed-rate mortgage-backed securities	27,092	23,275	72,489	48,849	59,430	30,092	261,227
Adjustable-rate mortgage-backed securities	14,821	6,074	18,218	11,685	21,861	--	72,659
Fixed-rate commercial/agricultural loans	36,754	16,606	44,475	22,375	6,716	56	126,982
Adjustable-rate commercial/agricultural loans	367,316	6,198	10,375	5,293	251	67	389,500
Consumer and other loans	45,381	5,527	12,397	3,912	2,318	357	69,892
Investment securities and interest-earning deposits	21,446	17,395	29,966	139,970	12,217	58,673	279,667

Total rate sensitive assets	1,207,800	193,029	494,579	494,643	205,510	119,706	2,715,267

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	59,063	59,063	137,814	137,814	--	--	393,754
Money market deposit accounts	121,109	72,665	48,444	--	--	--	242,218
Certificates of deposit	457,247	207,128	322,375	53,098	15,294	35	1,055,177
FHLB advances	332,100	40,600	71,930	62,100	76,828	--	583,558
Other borrowings	29,758	--	--	--	--	--	29,758
Junior subordinated debentures	72,168	--	--	--	--	--	72,168
Retail repurchase agreements	37,207	476	247	--	428	--	38,358

Total rate sensitive liabilities	1,108,652	379,932	580,810	253,012	92,550	35	2,414,991

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$99,148	$(186,903)	$(86,231)	$241,631	$112,960	$119,671	$300,27
Cumulative excess (deficiency) of interest-sensitive assets	$99,148	$(87,755)	$(173,986)	$67,645	$180,605	$300,276	$300,276

Cumulative ratio of interest-earning assets to interest- bearing liabilities	108.94%	94.10%	91.59%	102.91%	107.48%	112.43%	112.43%
Interest sensitivity gap to total assets	3.42%	(6.45)%	(2.98)%	8.34%	3.9%	4.13%	10.36%
Ratio of cumulative gap to total assets	3.42%	(3.03)%	(6.01)%	2.33%	6.23%	10.36%	10.36%

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

(2) Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(461.9) million, or (15.19%) of total ssets at December 31, 2005, and $(411.8) million, or (14.22%), at December 31, 2004. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 13, Analysis of Net Interest Spread.

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans. During the years ended December 31, 2005, 2004 and 2003, the Company purchased loans of $22.6 million, $18.2 million and $34.5 million, respectively, while loan originations, net of repayments, totaled $719.8 million, $696.3 million and $721.5 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth. During the years ended December 31, 2005, 2004 and 2003, the Company sold $397.0 million, $338.4 million and $572.2 million, respectively, of loans. Net deposit growth was $397.4 million, $255.0 million and $173.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. FHLB advances decreased $29.0 million for the year ended December 31, 2005, decreased $29.0 million for the year ended December 31, 2004, and increased $146.8 million for the year ended December 31, 2003. Other borrowings, including junior subordinated debentures, increased $53.7 million for the year ended December 31, 2005, increased $13.7 million for the year ended December 31, 2004, and increased $43.2 million for the year ended December 31, 2003.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the years ended December 31, 2005, 2004 and 2003, the Bank used its sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At December 31, 2005, the Bank had outstanding loan commitments totaling $981.9 million, including undisbursed loans in process and unused credit lines totaling $939.3 million. While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with the Bank's historical experience and does not represent a departure from normal operations. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs; however, its primary liquidity management practice is to increase or decrease short-term borrowings including FHLB advances. The Bank maintains a credit facility with the FHLB-Seattle, which provides for advances that in the aggregate may equal the lesser of 35% of the Bank's assets or adjusted qualifying collateral, up to a total possible credit line of $599.3 million at December 31, 2005. Advances under this credit facility totaled $265.0 million, or 8.7% of the Bank's assets, at December 31, 2005. The Bank also has access to additional short-term funds through a $26.0 million commercial bank credit line. At December 31, 2005, the Bank had fully drawn on this commercial bank credit line; however, the Bank also had overnight investments in excess of that amount and the line was repaid on the first business day of 2006.

At December 31, 2005, certificates of deposit amounted to $1.202 billion, or 51.7% of the Bank's total deposits, including $899.6 million which were scheduled to mature by December 31, 2006. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits and FHLB-Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At December 31, 2005, the Company and the Bank exceeded all current regulatory capital requirements. (See Item 1, "Business-Regulation," and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's and the Bank's regulatory capital requirements.

Table 17, Regulatory Capital Ratios, shows the regulatory capital ratios of the Company and its subsidiary Bank as of December 31, 2005 and minimum regulatory requirements for the Bank to be categorized as "well-capitalized."

Table 17: Regulatory Capital Ratios

Capital Ratios	The Company	The Bank	"Well-capitalized" Minimum Ratio

Total capital to risk-weighted assets	12.29%	10.93%	10.00%
Tier 1 capital to risk-weighted assets	10.17	9.70	6.00
Tier 1 leverage capital to average assets	8.59	8.19	5.00

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

Contractual Obligations

	Total	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years
(dollars in thousands)
Advances from Federal Home Loan Bank	$265,030	$226,100	$21,930	$17,000	$--
Junior subordinated debentures	97,942	--	--	--	97,942
Other borrowings	96,849	96,286	135	--	428
Capital lease obligations	--	--	--	--	--
Operating lease obligations	19,803	4,021	6,223	3,203	6,356
Operating lease obligations-Termination	--	--	--	--	--
Purchase obligations	801	399	402	--	--
Construction-related obligations	208	208	--	--	--
Total	$480,633	$327,014	$28,690	$20,203	$104,726

At December 31, 2005, the Company had commitments to extend credit of $988.9 million. In addition, the Company has contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which the financial obligations of the Company are dependent upon acceptable performance by the vendor. For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 28: "Financial Instruments With Off-Balance-Sheet Risk."

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

See pages 52-56 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 - Financial Statements and Supplementary Data

For financial statements, see index on page 63.


ITEM 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005 in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting: Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2005. Our independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our 2005 Financial Statements under the captions entitled "Management Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

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

None.


Part III

ITEM 10 - Directors and Executive Officers of the Registrant

The information required by this item contained under the section captioned "Proposal - Election of Directors," "Meetings and Committees of the Board of Directors" and "Shareholder Proposals" in the Registrant's Proxy Statement is incorporated herein by reference.

Information regarding the executive officers of the Registrant is provided herein in Part I, Item 1 hereof.

Reference is made to the cover page of this Annual Report and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of the Stockholders regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for the Company's officers (including its senior financial officers), directors, and employees. The Code of Business Conduct and Ethics requires the Company's officers, directors, and employees to maintain the highest standards of professional conduct. A copy of the Code of Business Conduct and Ethics was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Whistleblower Program and Protections

The Company subscribes to the Ethicspoint reporting system and encourages employees, customers, and vendors to call the Ethicspoint hotline at 1-866-ETHICSP or visit its website at www.Ethicspoint.com to report any concerns regarding financial statement disclosures, accounting, internal controls, or auditing matters. The Company will not retaliate against any officer or employee of the Company who raises legitimate concerns or questions about an ethics matter or a suspected accounting, internal control, financial reporting, or auditing discrepancy or otherwise assists in investigations regarding conduct that the employee reasonably believes to be a violation of Federal Securities Laws or any rule or regulation of the Securities Exchange Commission, Federal Securities Laws relating to fraud against shareholders or violations of applicable banking laws. Non-retaliation against employees is fundamental to the Company's Code of Ethics and there are strong legal protections for those who, in good faith, raise an ethical concern or a complaint about their employer.

ITEM 11 - Executive Compensation

Information required by this item regarding management compensation and employment contracts, director compensation, and Compensation Committee interlocks and insider participation in compensation decisions is incorporated by reference to the sections captioned "Executive Compensation," "Directors' Compensation," and "Compensation Committee Matters," respectively, in the Proxy Statement for the Annual Meeting of Stockholders.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2005.

Plan Category:	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:	1,023,673	$ 19.38	50,342	(1)

Equity compensation plans not approved by security holders:	none	n/a	none

Total	1,023,673		50,342

(1) Includes 5,415 shares which may be awarded as restricted stock under the Company's Restricted Stock Plan.

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

ITEM 13 - Certain Relationships and Related Transactions

The information required by this item contained under the section captioned "Transactions with Management" in the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14 - Principal Accounting Fees and Services

The information required by this item contained under the section captioned "Independent Auditors" in the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.


Part IV

ITEM 15 - Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		See Index to Consolidated Financial Statements on page 63.

	(2)	Financial Statement Schedules

		All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

(b)		Exhibits

		See Index of Exhibits on page 107.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: March 13, 2006	/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer; Director (Principal Executive Officer)	/s/ Lloyd W. Baker Lloyd W. Baker Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 13, 2006	Date: March 13, 2006

/s/ David Casper David Casper Director	/s/ Robert D. Adams Robert D. Adams Director

Date: March 13, 2006	Date: March 13, 2006

/s/ Edward L. Epstein Edward L. Epstein Director	/s/Jesse G. Foster Jesse G. Foster Director

Date: March 13, 2006	Date: March 13, 2006

/s/ Gary Sirmon Gary Sirmon Chairman of the Board	/s/ Dean W. Mitchell Dean W. Mitchell Director

Date: March 13, 2006	Date: March 13, 2006

/s/ Brent A. Orrico Brent A. Orrico Director	/s/Wilber Pribilsky Wilber Pribilsky Director

Date: March 13, 2006	Date: March 13, 2006

/s/ Michael M. Smith Michael M. Smith Director	/s/Gordon E. Budke Gordon E. Budke Director

Date: March 13, 2006	Date: March 13, 2006

/s/ Constance H. Kravas Constance H. Kravas Director

Date: March 13, 2006


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Banner CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))


March 13, 2006

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

D. Michael Jones, Chief Executive Officer
Lloyd W. Baker, Chief Financial Officer

Management Report on Internal Control over Financial Reporting

March 13, 2006

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

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2005.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their attestation report that is included herein.


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the two years in the period ended December 31, 2005. We also have audited management's assessment included in the accompanying Management Report on Internal Control over Financial Reporting that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Banner Corporation and subsidiaries' internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Banner Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP

Moss Adams LLP
Spokane, Washington
March 13, 2006


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows of Banner Corporation and subsidiaries (the Company) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements of the Company present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington
March 11, 2004


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$116,448	$51,767
Securities available for sale, cost $264,087 and $548,722
Encumbered	19,579	31,096
Unencumbered	240,705	516,739
	260,284	547,835
Securities held to maturity, fair value $52,398 and $51,437	50,946	49,914

Federal Home Loan Bank stock	35,844	35,698
Loans receivable:
Held for sale, fair value $4,802 and $2,176	4,779	2,145
Held for portfolio	2,434,952	2,090,703
Allowance for loan losses	(30,898)	(29,610)
	2,408,833	2,063,238

Accrued interest receivable	17,395	15,097
Real estate owned held for sale, net	315	1,485
Property and equipment, net	50,205	39,315
Goodwill and other intangibles, net	36,280	36,369
Deferred income tax asset, net	7,606	5,888
Bank-owned life insurance	36,930	35,371
Other assets	19,466	15,090
	$3,040,555	$2,897,067
LIABILITIES
Deposits:
Non-interest-bearing	$328,840	$234,761
Interest-bearing transactions and savings accounts	792,370	635,972
Interest-bearing certificates	1,202,103	1,055,176
	2,323,313	1,925,909

Advances from Federal Home Loan Bank	265,030	583,558
Other borrowings	96,849	68,116
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	97,942	72,168
Accrued expenses and other liabilities	29,503	25,027
Deferred compensation	6,253	5,208
Income taxes payable	--	1,861
	2,818,890	2,681,847
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value, 27,500,000 shares authorized, 13,201,418 shares issued:
11,782,356 shares and 11,482,294 shares outstanding at December 31, 2005 and 2004, respectively	130,573	127,460
Retained earnings	96,783	92,327
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(2,736)	(888)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust:
300,120 and 374,595 restricted shares outstanding at December 31, 2005 and 2004, respectively, at cost	(2,480)	(3,096)

Carrying value of shares held in trust for stock related compensation plans	(8,464)	(6,135)
Liability for common stock issued to deferred, stock related, compensation plan	7,989	5,552
	(475)	(583)

	221,665	215,220
	$3,040,555	$2,897,067

See notes to consolidated financial statements


Banner CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for per share data)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
INTEREST INCOME:
Loans receivable	$165,398	$126,992	$116,211
Mortgage-backed securities	13,336	16,882	12,319
Securities and cash equivalents	11,426	12,356	11,911
	190,160	156,230	140,441
INTEREST EXPENSE:
Deposits	52,253	35,067	34,984
Federal Home Loan Bank advances	21,906	20,336	21,842
Other borrowings	1,765	1,051	789
Junior subordinated debentures	5,453	3,461	2,233
	81,377	59,915	59,848
Net interest income before provision for loan losses	108,783	96,315	80,593

PROVISION FOR LOAN LOSSES	4,903	5,644	7,300
Net interest income	103,880	90,671	73,293

OTHER OPERATING INCOME:
Deposit fees and other service charges	9,476	8,132	7,224
Mortgage banking operations	5,647	5,522	9,447
Loan servicing fees	1,452	1,741	1,056
Gain (loss) on sale of securities	(7,302)	141	63
Miscellaneous	1,271	1,432	1,791
Total other operating income	10,544	16,968	19,581

OTHER OPERATING EXPENSES:
Salary and employee benefits	60,151	52,331	47,032
Less capitalized loan origination costs	(9,813)	(7,008)	(7,196)
Occupancy and equipment	13,794	11,100	9,575
Information/computer data services	4,782	4,212	3,532
Professional services	3,012	3,258	2,684
Advertising	6,503	4,905	3,373
FHLB prepayment penalties	6,077	--	--
Miscellaneous	13,042	10,916	10,876
Total other operating expenses	97,548	79,714	69,876

Income before provision for income taxes	16,876	27,925	22,998

PROVISION FOR INCOME TAXES	4,432	8,585	6,891

NET INCOME	$12,444	$19,340	$16,107

Earnings per common share: see Note 25
Basic	$1.08	$1.74	$1.49
Diluted	$1.04	$1.65	$1.44
Cumulative dividends declared per common share	$0.69	$0.65	$0.61

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

NET INCOME	$12,444	$19,340	$16,107

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $(3,576), $(1,980) and $(138)	(6,594)	(3,987)	(256)
Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $(2,556), $49 and $22	4,746	(92)	(41)
Other comprehensive income (loss)	(1,848)	(4,079)	(297)

COMPREHENSIVE INCOME	$10,596	$15,261	$15,810

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2005	$127,460	$92,327	$(888)	$(3,096)	$(583)	$215,220

Net income		12,444				12,444

Change in valuation of securities available for sale, net of income taxes			(1,848)			(1,848)

Cash dividend on common stock ($.69/share cumulative)		(7,988)				(7,988)

Purchase and retirement of common stock	(3,076)					(3,076)

Proceeds from issuance of common stock for exercise of stock options	4,418					4,418

Net issuance of stock through employees' stock plans, including tax benefit	1,771			616	(76)	2,311

Amortization of compensation related to MRP					184	184

BALANCE, December 31, 2005	$130,573	$96,783	$(2,736)	$(2,480)	$(475)	$221,665

Continued


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2005, 2004 and 2003

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

Continued


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2003	$120,554	$70,813	$3,488	$(4,262)	$(216)	$190,377

Net income		16,107				16,107

Change in valuation of securities available for sale, net of income taxes			(297)			(297)

Cash dividend on common stock ($.61/share cumulative)		(6,634)				(6,634)

Purchase and retirement of common stock	(475)					(475)

Proceeds from issuance of common stock for exercise of stock options	1,955					1,955

Net issuance of stock through employees' stock plans,including tax benefit	1,341			673	(379)	1,635

Amortization of compensation related to MRP					132	132

BALANCE, December 31, 2003	$123,375	$80,286	$3,191	$(3,589)	$(463)	$202,800


Banner CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201	13,201
Number of shares, end of period	13,201	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,344)	(1,728)	(1,894)
Purchase and retirement of common stock	(107)	(134)	(24)
Issuance of common stock to deferred compensation plans and/or exercised stock options	332	518	190
Number of shares retired, end of period	(1,119)	(1,344)	(1,728)

SHARES OUTSTANDING, END OF PERIOD	12,082	11,857	11,473

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(375)	(434)	(516)
Release of earned shares	75	59	82
Number of shares, end of period	(300)	(375)	(434)

See notes to consolidated financial statements


Banner CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$12,444	$19,340	$16,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,946	3,348	3,220
Deferred income and expense, net of amortization	3,027	1,167	3,088
Loss (gain) on sale of securities	7,302	(141)	(63)
Increase in cash surrender value of bank-owned life insurance	(1,559)	(1,702)	(1,860)
Loss (gain) on sale of loans, excluding capitalized servicing rights	(5,145)	(5,444)	(7,870)
Loss (gain) on disposal of real estate held for sale and property and equipment	(72)	(734)	(50)
Provision for losses on loans and real estate held for sale	4,910	5,835	7,698
FHLB stock (dividend) reversal	29	(1,005)	(1,862)
Net change in:
Loans held for sale	(2,634)	13,767	23,454
Other assets	(6,668)	(10,417)	(3,104)
Other liabilities	4,003	11,458	(5,177)
Net cash provided by operating activities	20,583	35,472	33,581

INVESTING ACTIVITIES:
Purchases of available for sale securities	(32,503)	(177,129)	(724,136)
Principal repayments and maturities of available for sale securities	106,167	231,982	416,247
Proceeds from sales of available for sale securities	202,725	49,421	49,287
Purchases of held to maturity securities	(2,446)	(10,237)	(15,650)
Principal repayments and maturities of held to maturity securities	1,335	748	3,391
Origination of loans, net of principal repayments	(719,808)	(696,310)	(721,473)
Purchases of loans and participating interest in loans	(22,572)	(18,207)	(34,458)
Proceeds from sales of loans and participating interest in loans	397,004	338,412	572,231
Purchases of property and equipment-net	(16,048)	(20,446)	(5,285)
Proceeds from sale of real estate held for sale-net	2,395	4,101	10,859
Other	(372)	(180)	(47)
Net cash used by investing activities	(84,123)	(297,845)	(449,034)

FINANCING ACTIVITIES
Increase in deposits	397,404	254,969	173,162
Proceeds from FHLB advances	2,629,020	1,601,100	463,000
Repayment of FHLB advances	(2,947,548)	(1,630,094)	(316,191)
Proceeds from issuance of junior subordinated debentures	25,774	15,465	16,703
Investment in trust securities related to junior subordinated debentures	(774)	(465)	(1,703)
Increase (decrease) in repurchase agreement borrowings, net	(11,075)	(22,289)	21,586
Increase in other borrowings, net	39,808	20,961	6,656
Cash dividends paid	(7,846)	(7,113)	(6,486)
Repurchases of stock, net of forfeitures	(3,076)	(4,162)	(475)
ESOP shares earned	2,116	1,742	1,635
Exercise of stock options	4,418	6,728	1,954
Net cash provided by financing activities	128,221	236,842	359,841

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	64,681	(25,531)	(55,612)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	51,767	77,298	132,910
CASH AND DUE FROM BANKS, END OF PERIOD	$116,448	$51,767	$77,298

(Continued on next page)


Banner CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)
(continued from prior page)

	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$79,212	$60,154	$60,200
Taxes paid	9,385	8,807	5,000
Non-cash transactions:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned	1,064	1,985	7,733
Net change in accrued dividends payable	142	186	148
Stock issued to MRP	76	148	380
Recognize tax benefit of vested share grants and exercised options	195	148	--
Securities classified as available for sale reclassified held to maturity	--	15,334	--
Change in other assets/liabilities	(290)	1,664	52

See notes to consolidated financial statements


Banner CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities for its wholly owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC) under both the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The Bank conducts business from its main office in Walla Walla, Washington, and, as of December 31, 2005, its 57 branch offices and eleven loan production offices located in 24 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions, Division of Banks and the FDIC.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, junior subordinated debentures and repurchase agreements. Net interest income is a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. BANR's net income is significantly affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its non-interest operating expenses and income tax provisions.

Principles of Consolidation: The consolidated financial statements include the accounts of BANR and its wholly owned subsidiaries. All material intercompany transactions, profits and balances have been eliminated.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition in the accompanying notes. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan and lease losses and the valuation of goodwill, mortgage servicing rights, and real estate held for sale. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's financial statements to the critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations and financial condition.

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

Loans Receivable: The Bank originates residential mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. The Bank also originates construction and land, commercial and multifamily real estate, commercial, agricultural and consumer loans for portfolio investment. Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.


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


Goodwill and Other Intangible Assets: Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. The excess cost over fair value of net assets acquired consists of goodwill and core deposit premiums. Prior to January 1, 2003, the Company's goodwill was being amortized using the straight-line method over 14 years. Other intangible assets are amortized over their estimated useful lives. As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill relating to past and future acquisitions. See further discussion in Note 21.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as ompared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, balance outstanding, loan type, age and remaining term, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as in increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Derivative Instruments: In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company adopted SFAS No. 133 effective January 1, 2001. Derivatives include "off-balance-sheet" financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company and the Bank generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, the Bank issues "rate lock" commitments to borrowers and obtains offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with SFAS No. 133, as amended. Accordingly, on December 31, 2005, the Company recorded in other assets an asset for $70,000 related to rate locks issued and recorded in other liabilities a liability of $70,000 related to rate locks received. These amounts represent the estimated market value of those commitments. On December 31, 2005, the Company and the Bank had no other investment related off-balance-sheet derivatives. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

	Years Ended December 31
	2005	2004	2003
Net income attributable to common stock:
Basic:
As reported	$12,444	$19,340	$16,107
Pro forma	11,437	18,499	14,995
Diluted:
As reported	$12,444	$19,340	$16,107
Pro forma	11,437	18,499	14,995
Net income per common share:
Basic:
As reported	$1.08	$1.74	$1.49
Pro forma	0.99	1.66	1.38
Diluted:
As reported	$1.04	$1.65	$1.44
Pro forma	0.96	1.58	1.34

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

The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Years Ended December 31
	2005		2004		2003
Annual dividend yield	2.31 to 2.69%		2.05 to 2.44%		2.53 to 3.76%
Expected volatility	29.2 to 31.2%		31.2 to 34.2%		29.5 to 49.6%
Risk free interest rate	3.73 to 4.28%		2.72 to 4.78%		2.94 to 4.44%
Expected lives	5 to 9	yrs	5 to 9	yrs	5 to 9	yrs

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

Average Balances: Average balances are obtained fromthe bestavailable daily, weekly or monthly data, which the Company's management believes approximate the average balances calculated on a daily basis.

Reclassification: Certain reclassifications have been made to the prior periods' consolidated financial statements and/or schedules to conform to the current period's presentation. These reclassifications may have affected certain ratios for the prior periods. These reclassifications had no effect on retained earnings or net income as previously presented and the effect of these reclassifications is considered immaterial.


Note 2: RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Balance Sheet Restructuring: Late in the fourth quarter of 2005, the Company completed a balance-sheet restructuring designed to pay down high interest rate FHLB borrowings and reduce the size of the investment portfolio. To effect the restructuring, the Company sold $207 million of securities at a $7.3 million net loss before tax and used a portion of the proceeds of the sale to prepay $142 million of high-cost, fixed-term FHLB borrowings, incurring pre-tax prepayment penalties of $6.1 million. The remainder of the proceeds were applied to repay other relatively high-cost short-term borrowings from the FHLB. The total cost of the transactions was $13.4 million, with a tax benefit of $4.8 million, resulting in an after-tax cost of $8.6 million or $0.72 per diluted share.

Branch Expansion: Over the past two years the Company has invested significantly in expanding the Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington. This branch expansion is a significant element in the Company's strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow the Bank to proportionately reduce higher cost borrowings as a source of funds. In the past two years, the Bank has opened 16 new branch offices, relocated five additional branch offices and significantly refurbished its main office in Walla Walla. The Company is committed to continuing this branch expansion strategy for the next two to three years and has plans and projects in process for four new offices expected to open in the next twelve months and is exploring other opportunities which likely will result in additional new offices either late in 2006 or in 2007.

Sale of $25 Million of Trust Preferred Securities: In August 2005, the Company completed the issuance of an additional $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities. The trust preferred securities were issued by Banner Capital Trust V, a special purpose business trust formed by the Company. The debentures have been recorded as a liability on the statement of financial condition but, subject to limitation under current Federal Reserve guidelines, qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, by augmenting the Bank's regulatory capital. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 1.57% or 5.41% at issuance.

Note 3: ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

In November 2005, the FASB issued Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary-Impairment and its Application to Certain Investments. This FSP rescinds measurement and recognition requirements outlined in paragraphs 10-18 of Emerging Issues Task Force (EITF) Issue 03-1 but carries forward the disclosure requirements included in the EITF. This final FSP is effective for fiscal years beginning after December 15, 2005. The Company had previously adopted the disclosure requirements of EITF 03-1. Management does not anticipate a change in policy that would significantly impact the Company's consolidated financial or consolidated results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on fair value at the date of grant. The provisions of SFAS 123R, as supplemented by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, are effective no later than the beginning of the next fiscal year beginning after June 15, 2005. The Company will adopt the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and accordingly, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 will include: expense related to the remaining unvested portion of all stock option awards granted prior to January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and expense related to all stock option awards granted subsequent to January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company plans to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. Based on current analysis and information with respect to existing share based compensation awards, management has determined that the adoption of SFAF 123R will reduce pre-tax earnings by approximately $596,000 in 2006, $300,000 in 2007, $138,000 in 2008 and an immaterial amount in subsequent periods.

Note 4: CASH, DUE FROM BANKS AND CASH EQUIVALENTS

Cash, due from banksand cash equivalents consisted of the following (in thousands):

	December 31
	2005	2004
Cash on hand and due from banks	$81,370	$51,720
Cash equivalents:
Short-term cash investments	78	47
Federal funds sold	35,000	--
	$116,448	$51,767


For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $8.2 million and $6 million at December 31, 2005 and 2004, respectively.

Note 5: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (dollars in thousands):

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total
U.S. Government and agency obligations	$25,578	$1	$(658)	$24,921	9.57%
Municipal bonds:
Taxable	5,332	63	(61)	5,334	2.05%
Tax exempt	3,290	68	(35)	3,323	1.28%
Total municipal bonds	8,622	131	(96)	8,657	3.33%

Corporate bonds	44,351	322	(558)	44,115	16.95%
Mortgage-backed or related securities:
FHLMC certificates	44,921	13	(1,321)	43,613	16.76%
FHLMC collateralized mortgage obligations	34,657	7	(656)	34,008	13.06%
Total FHLMC mortgage-backed securities	79,578	20	(1,977)	77,621	29.82%

FNMA certificates	51,026	--	(972)	50,054	19.23%
FNMA collateralized mortgage obligations	21,778	--	(850)	20,928	8.04%
Total FNMA mortgage-backed securities	72,804	--	(1,822)	70,982	27.27%

Other collateralized mortgage obligations	31,069	--	(766)	30,303	11.64%

Equity securities:
FHLMC stock	1,022	1,491	--	2,513	0.97%
FNMA stock	1,003	56	(8)	1,051	0.40%
FARMERMAC stock	10	46	--	56	0.02%
Miscellaneous equities	50	15	--	65	0.03%
	$264,087	$2,082	$(5,885)	$260,284	100.00%

Proceeds from sales of securities during the year ended December 31, 2005 were $202,725,000. Gross gains of $225,000 and gross losses of $7,527,000 were realized on those sales.

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

Proceeds from sales of securities during the year ended December 31, 2003 were $49,287,000. Gross gains of 384,000 and gross losses of $321,000 were realized on those sales.

At December 31, 2005 and 2004, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government, its agencies and U.S. Government sponsored entities) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at those dates.

At December 31, 2005, an aging of unrealized losses and fair value of related available-for-sale securities were as follows (in thousands):

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government and agency obligations	$--	$--	$24,819	$(658)	$24,819	$(658)

Municipal bonds	587	(7)	4,459	(89)	5,046	(96)

Corporate bonds	12,909	(147)	4,158	(411)	17,067	(558)

Mortgage-backed or related securities	76,282	(1,234)	99,780	(3,331)	176,062	(4,565)

Equity securities	992	(8)	--	--	992	(8)

	$90,770	$(1,396)	$133,216	$(4,489)	$223,986	$(5,885)


Management does not believe that any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were 52 and 62 available for sale securities with unrealized losses at December 31, 2005 and 2004, respectively.

The amortized cost and estimated fair value of securities available for sale at December 31, 2005 and 2004, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005		December 31, 2004
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value

Due in one year or less	$920	$923	$11,514	$11,605
Due after one year through five years	30,653	29,812	160,617	158,499
Due after five years through ten years	6,090	5,905	26,203	26,317
Due after ten years through twenty years	89,545	87,603	160,655	159,966
Due after twenty years	134,794	132,356	187,698	187,511
	262,002	256,599	546,687	543,898
Equity securities	2,085	3,685	2,035	3,937
	$264,087	$260,284	$548,722	$547,835

Note 6: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (dollars in thousands):

	December 31, 2005
	Percent of total	Amortzed cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FNMA certificates	0.13%	$67	$5	$--	$72

Municipal bonds:
Taxable	3.16%	1,611	12	--	1,623
Tax Exempt	81.50%	41,521	464	(78)	41,907
	84.66%	43,132	476	(78)	43,530

Corporate bonds	15.21%	7,750	1,046	--	8,796

	100.00%	$50,949	$1,527	$(78)	$52,398


Note 6: SECURITIES HELD TO MATURITY (continued)

	December 31, 2004
	Percent of total	Amortzed cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
FHLMC certificates:	0.00%	$--	$--	$--	$--
FNMA certificates	0.48%	241	18	--	259
	0.48%	241	18	--	259

Municipal bonds:
Taxable	3.30%	1,647	23	--	1,670
Tax Exempt	80.69%	40,276	566	(86)	40,756
	83.99%	41,923	589	(86)	42,426

Corporate bonds	15.53%	7,750	1,002	--	8,752

	100.00%	$49,914	$1,609	$(86)	$51,437

At December 31, 2005, an aging of unrealized losses and fair value of related held-to-maturity securities were as follows (in thousands):

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal bonds	$5,360	$(29)	$10,521	$(49)	$15,881	$(78)

Management does not believe that any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were 25 and 22 held-to-maturity securities with unrealized losses at December 31, 2005 and 2004, respectively.

The amortized cost and estimated fair value of securities held to maturity at December 31, 2005 and 2004, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2005		December 31, 2004
	Amortized Cost	Estimated fair value	Amortized Cost	Estimated fair value

Due in one year or less	$315	$317	$154	$156
Due after one year through five years	1,624	1,634	725	732
Due after five years through ten years	9,687	9,754	8,195	8,313
Due after ten years through twenty years	23,284	23,498	24,177	24,438
Due after twenty years	16,039	17,195	16,663	17,798
	$50,949	$52,398	$49,914	$51,437

Note 7: ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities and cash equivalents for the periods indicated (in thousands):

	Years Ended December 31
	2005	2004	2003

Taxable interest income	$9,244	$9,197	$8,715
Tax-exempt interest income	2,045	1,861	1,222
Other stock--dividend income	166	118	111
FHLB stock--dividend income (reversal)	(29)	1,180	1,863
Total income from securities and cash equivalents	$11,426	$12,356	$11,911


Note 8: LOANS RECEIVABLE

Loans receivable at December 31, 2005 and 2004 are summarized as follows (dollars in thousands) (includes loans held for sale):

	December 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Loans:
Commercial real estate	$555,889	22.78%	$547,574	26.16%
Multifamily real estate	144,512	5.92	107,745	5.15
Construction and land	691,652	28.35	506,137	24.18
Commercial business	442,232	18.13	395,249	18.89
Agricultural business, including secured by farmland	147,562	6.05	148,343	7.09
One- to four-family real estate	365,903	15.00	307,986	14.71

Consumer	42,573	1.74	36,556	1.74
Consumer secured by one- to four family real estate	49,408	2.03	43,258	2.07
Total consumer	91,981	3.77	79,814	3.81
Total loans outstanding	2,439,731	100.00%	2,092,848	100.00%

Less allowance for loan losses	(30,898)		(29,610)

Total net loans at end of period	$2,408,833		$2,063,238

Loan amounts are net of unearned, unamortized loan fees of $10,241,000 and $8,882,000 at December 31, 2005 and 2004, respectively.

Loans receivable includes $104,000 and $472,000 of loans at December 31, 2005 and 2004, respectively, that were more than 90 days delinquent and still on accrual of interest.

Loans serviced for others totaled $239,316,000 and $250,707,000 at December 31, 2005 and 2004, respectively. Custodial accounts maintained in connection with this servicing totaled $2,272,000 and $2,569,000 at December 31, 2005 and 2004, respectively.

The Company's outstanding loan commitments totaled $981,937,000 and $633,430,000 at December 31, 2005 and 2004, respectively. In addition, the Company had outstanding commitments to sell loans of $18,498,000 and $33,226,000 at December 31, 2005 and 2004, respectively.

A substantial portion of the loans are to borrowers in the states of Washington, Oregon and Idaho. Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The Company's loans by geographic concentration at December 31, 2005 were as follows (in thousands):

	Washington	Oregon	Idaho	Other	Total
Loans:
Commercial real estate	$380,399	$111,821	$32,556	$31,113	$555,889
Multifamily real estate	121,983	9,272	2,296	10,961	144,512
Construction and land	325,734	340,796	16,069	9,053	691,652
Commercial business	308,050	68,349	56,679	9,154	442,232
Agricultural business, including secured by farmland	56,521	50,509	40,120	412	147,562
One-to four-family real estate	328,225	24,033	5,935	7,710	365,903

Consumer	26,466	12,814	1,472	1,821	42,573
Consumer secured by one- to four- family real estate	37,845	8,587	2,327	649	49,408
Total consumer	64,311	21,401	3,799	2,470	91,981

	$1,585,223	$626,181	$157,454	$70,873	$2,439,731

Percent of total loans	64.98%	25.66%	6.45%	2.91%	100.00%


The Company's loans to directors and officers are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. Such loans had the following balances and activity during 2005 and 2004 (dollars in thousands):

	Years Ended December 31
	2005	2004
Balance at beginning of year	$12,073	$8,626
New loans or advances	13,498	14,165
Repayments and adjustments	(17,932)	(10,756)
Charge-offs	--	--
Net change due to addition/retirement of Directors/Officers	--	(38)

Balance, end of period	$7,639	$12,073

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

	December 31, 2005		December 31, 2004
	Loan Amount	Allocated Reserves	Loan Amount	Allocated Reserves
Impaired loans:
Non-accrual	$10,349	$1,703	$15,416	$3,603
Accrual	--	--	--	--

	$10,349	$1,703	$15,416	$3,603

As of December 31, 2005, the Company has no additional commitment to advance funds on its impaired loans.

The average balance of impaired loans and the related interest income recognized were as follows:

	Years Ended December 31
	2005	2004	2003
Average balance of impaired loans	$14,033	$21,578	$28,812
Interest income recognized	--	--	--

For the years ended December 31, 2005, 2004 and 2003, additional interest income of $1,125,000, $772,000 and $2,852,000, respectively, would have been recorded had non-accrual loans been current.

The Company originates both adjustable- and fixed-rate loans. At December 31, 2005 and 2004, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31
	2005	2004
Fixed-rate (term to maturity):
Due in one year or less	$105,348	$83,475
Due after one year through three years	85,359	77,530
Due after three years through five years	123,210	141,554
Due after five years through ten years	99,057	102,333
Due after ten years	282,754	251,621
	$695,728	$656,513
Adjustable-rate (term to rate adjustment):
Due in one year or less	$1,229,087	$1,003,943
Due after one year through three years	199,121	128,068
Due after three years through five years	299,988	290,860
Due after five years through ten years	14,965	13,135
Due after ten years	842	329
	1,744,003	1,436,335
	$2,439,731	$2,092,848

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

The Bank has invested, as of December 31, 2005, $1,630,000 in four limited partnerships, Homestead Equity Fund II, III IV and V (HEF), that develop low income housing projects. The Bank's partnership interests commit it to invest up to $11,000,000 in the partnerships. In connection with HEF II's initial development of a project, the Bank also has made a commercial loan to the partnership that has an outstanding balance of $3,419,000 at December 31, 2005. The Bank is committed on this loan to advance up to $6,930,000. The loan is secured by notes from the limited partners, which includes the Bank, to make capital contributions to the partnership.

Note 9: ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

	Years Ended December 31
	2005	2004	2003
Balance, beginning of period	$29,610	$26,060	$26,539

Provision	4,903	5,644	7,300
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	--	3	14
Commercial	187	519	--
Multifamily	6	--	--
Construction and Land	259	14	80
Commercial business	713	986	924
Agricultural business	70	15	13
Consumer	91	50	44
	1,326	1,587	1,075
Loans charged off:
Secured by real estate:
One- to four-family	(135)	(100)	(357)
Commercial	(521)	(1,313)	(2,289)
Multifamily	(8)	--	--
Construction and land	(218)	(347)	(986)
Commercial business	(1,692)	(1,518)	(4,496)
Agricultural business	(1,886)	(41)	(214)
Consumer	(481)	(362)	(512)
	(4,941)	(3,681)	(8,854)

Net charge-offs	(3,615)	(2,094)	(7,779)

Balance, end of period	$30,898	$29,610	$26,060

Ratio of allowance to net loans before allowance for loan losses	1.27%	1.41%	1.51%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.16%	0.11%	0.47%


The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):

	December 31
	2005	2004	2003
Specific or allocated loss allowance:
Secured by real estate:
One- to four-family	$860	$782	$749
Commercial	4,566	5,046	5,058
Multifamily	839	539	445
Construction and land	7,223	5,556	5,207
Commercial business	9,741	9,226	8,161
Agricultural business	3,502	3,628	3,194
Consumer	561	464	482
Total allocated	27,292	25,241	23,296
Estimated allowance for undisbursed commitments	156	197	--
Unallocated	3,450	4,369	2,764
Total allowance for loan losses	$30,898	$29,610	$26,060

Ratio of allowance for loan losses to non-performing loans	296%	186%	92%

Note 10: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2005 and 2004 are summarized as follows (in thousands):

	December 31
	2005	2004
Buildings and leasehold improvements	$40,767	$33,796
Furniture and equipment	31,009	28,187
	71,776	61,983
Less accumulated depreciation	(29,551)	(28,424)
	42,225	33,559
Land	7,980	5,756

	$50,205	$39,315

The Bank's depreciation expense related to property and equipment was $4,946,000, $3,348,000 and $3,220,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Bank's rental expense was $4,057,000, $3,315,000, and $2,793,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Bank's obligation under long-term property leases over the next five years is as follows: 2006, $4,021,000; 2007, $3,624,000; 2008, $2,599,000; 2009, $1,874,000; 2010, $1,329,000; and thereafter, $6,356,000.

At December 31, 2005, the Company had entered into various contractual obligations, generally related to the construction or remodel of various premises. Total commitments related to those contractual obligations were $1.9 million, with $208,000 remaining unpaid against those commitments at year end.


Note 11: DEPOSITS

Deposits consist of the following at December 31, 2005 and 2004 (dollars in thousands):

	December 31 2005	Percent of Total	December 31 2004	Percent of Total
Demand, NOW and money market accounts, including non-interest-bearing deposits at December 31, 2005 and 2004 of $328,840 and $234,761, respectively, 0% to 4.4%	$967,992	41.66%	$714,802	37.12%

Regular savings, 0% to 3.55%	153,218	6.60	155,931	8.10

Certificate accounts:
0.00% to 2.00%	4,365	0.19	293,516	15.24
2.01% to 4.00%	818,964	35.25	587,069	30.48
4.01% to 6.00%	367,314	15.81	151,007	7.84
6.01% to 7.50% for 2005; to 8.25% for 2004	11,460	0.49	23,584	1.22
	1,202,103	51.74	1,055,176	54.78

	$2,323,313	100.00%	$1,925,909	100.00%

Deposits at December 31, 2005 and 2004 included public funds of $170,766,000 and $144,682,000, respectively. Securities with a carrying value of $26,459,000 and $22,947,000 were pledged as collateral on these deposits at December 31, 2005 and 2004, respectively, which exceeded the minimum collateral requirements established by state regulations.

Deposits at December 31, 2005 and 2004 included deposits from directors and executive officers of the Company and entities related to the directors and executive officers totaling $5,939,000 and $4,376,000, respectively.

Scheduled maturities of certificate accounts at December 31, 2005 and 2004 are as follows (in thousands):

	December 31
	2005	2004
Due in one year or less	$899,617	$664,375
Due after one year through two years	193,880	194,160
Due after two years through three years	56,725	128,214
Due after three years through four years	21,036	31,802
Due after four years through five years	17,680	21,296
Due after five years	13,165	15,329
	$1,202,103	$1,055,176

Included in deposits are deposit accounts in excess of $100,000 of $718,723,000 and $611,524,000 at December 31, 2005 and 2004, respectively. Interest on deposit accounts in excess of $100,000 totaled $22,271,000 for the year ended December 31, 2005 and $15,543,000 for the year ended December 31, 2004.


The following table sets forth the deposit activities of the Bank for the periods indicated (in thousands):

	Years Ended December 31
	2005	2004	2003
Beginning balance	$1,925,909	$1,670,940	$1,497,778

Net increase (decrease) before interest credited	345,151	219,902	138,178
Interest credited	52,253	35,067	34,984
Net increase in deposits	397,404	254,969	173,682

Ending balance	$2,323,313	$1,925,909	$1,670,940

Deposit interest expense by type for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	Years Ended December 31
	2005	2004	2003

Certificates	$37,137	$27,339	$29,384
Demand, NOW and money market accounts	11,642	6,755	5,099
Regular savings	3,474	973	501
	$52,253	$35,067	$34,984

Note 12: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Bank has entered into borrowing arrangements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB. Additionally, specific securities with a carrying value of $115,005,000 at December 31, 2005 are pledged as security for the loans along with a blanket pledge of qualifying loans receivable. At December 31, 2005, FHLB advances were scheduled to mature as follows (dollars in thousands):

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount
Due in one year or less	4.33%	$56,100	4.23%	$170,000	4.26%	$226,100
Due after one year through two years	--	--	3.48	21,930	3.48	21,930
Due after two years through three years	--	--	3.24	17,000	3.24	17,000
	4.33%	$56,100	4.07%	$208,930	4.13%	$265,030

* Weighted average interest rate

The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Years Ended December 31
	2005	2004	2003

Maximum outstanding at any month end	$594,958	$612,358	$612,552
Average outstanding	522,624	568,908	513,819
Year-end outstanding	265,030	583,558	612,552
Weighted average interest rates:
Annual	4.19%	3.57%	4.25%
End of period	4.13%	3.77%	3.39%
Interest expense during the period	$21,906	$20,336	$21,842

As of December 31, 2005, the Bank has established a borrowing line with the FHLB to borrow up to the lesser of 35% of its total assets or adjusted qualifying collateral which would give it a maximum total credit line of $599,334,000 at December 31, 2005.


Note 13: OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other short-term borrowings.

Retail Repurchase Agreements and Other Short-term Borrowings: At December 31, 2005, retail repurchase agreements carry interest rates ranging from 1.14% to 5.00%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $61,321,000. The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.

A summary of retail repurchase agreements at December 31, 2005 and 2004 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2005		2004
	Weighted average rate	Balance	Weighted average rate	Balance
Retail repurchase agreements:
Due in one year or less	2.85%	$51,603	1.45%	$37,682
Due after one year through two years	1.98	135	1.71	248
Due after five years	5.00	428	5.00	428
	2.87%	$52,166	1.49%	$38,358

Other short-term borrowings:
Due in one year or less	4.88%	$26,000	--	$--
Total retail repurchase agreements and other short-term borrowings	5.30%	$78,166	1.49%	$38,358

The maximum, average outstanding and year-end balances and average interest rates on retail repurchase agreements and other short-term borrowings, such as Fed Funds, were as follows for the years ended December 31, 2005, 2004 and 2003, respectively (dollars in thousands):

	Years Ended December 31
	2005	2004	2003

Maximum outstanding at any month end	$78,166	$47,124	$26,357
Average outstanding	44,142	32,789	16,313
Year-end outstanding	78,166	38,358	17,396
Weighted average interest rates:
Annual	2.20%	1.46%	2.11%
End of period	5.30%	1.49%	1.92%
Interest expense during the period	$971	$478	$344

Wholesale Repurchase Agreements: The table below outlines the wholesale repurchase agreements as of December 31, 2005 and 2004. The agreements to repurchase are secured by mortgage-backed securities with a carrying value of $19,578,000 at December 31, 2005. The broker holds the security while the Bank continues to receive the principal and interest payments from the security. Upon maturity of the agreement, the pledged securities will be returned to the Bank.

A summary of wholesale repurchase agreements at December 31, 2005 and 2004 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2005		2004
	Weighted average rate	Balance	Weighted average rate	Balance
Wholesale repurchase agreements:
Due in one year or less	4.36%	$18,683	2.38%	$29,758


The maximum, average outstanding and year-end balances and average interest rates on wholesale repurchase agreements were as follows for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Years Ended December 31
	2005	2004	2003

Maximum outstanding at any month end	$28,669	$50,967	$52,047
Average outstanding	24,197	40,127	35,402
Year-end outstanding	18,683	29,758	52,047
Weighted average interest rates:
Annual	3.28%	1.43%	1.26%
End of period	4.36%	2.38%	1.16%
Interest expense during the period	$794	$573	$445

Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities: At December 31, 2005, five wholly-owned subsidiary grantor trusts, Banner Capital Trust I, II, III and IV (BCT I, II, III and IV), established by the Company had issued $70 million of pooled trust preferred securities as well as $2.168 million of common capital securities which were issued to the Company. Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

BCT I, the initial issue of $25 million, has a current interest rate of 8.15%, which is reset semi-annually to equal six-month LIBOR plus 3.70%. BCT II, the second issue, for $15 million, has a current interest rate of 7.50%, which is reset quarterly to equal three-month LIBOR plus 3.35%. BCT III, the third issue, also for $15 million, has a current interest rate 7.05%, which is reset quarterly to equal three-month LIBOR plus 2.90%. BCT IV, the fourth issue, also for $15 million has a current interest rate of 7.00% which is reset quarterly to equal three-month LIBOR plus 2.85%. BCT V, the fifth issue, for $25 million has a current interest rate of 5.95% which is reset quarterly to equal three-month LIBOR plus 1.57%.

The following tables are a summary of trust preferred securities at December 31, 2005 and 2004 (dollars in thousands):

	December 31, 2005
	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Per Annum Interest Rate	Extension Period	Redemption Option
Banner Capital Trust I	$25,000	$774	$25,774	2032	8.15%	Ten Consecutive Annual Periods	On or after April 22, 2007
Banner Capital Trust II	15,000	464	15,464	2033	7.50	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	7.05	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	7.00	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	5.95	20 Consecutive Quarters	On or after November 23, 2010

Total TPS Liability	$95,000	$2,942	97,942		7.11%


	December 31, 2004
	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Per Annum Interest Rate	Extension Period	Redemption Option
Banner Capital Trust I	$25,000	$774	$25,774	2032	6.00%	Ten Consecutive Annual Periods	On or after April 22, 2007
Banner Capital Trust II	15,000	464	15,464	2033	5.42	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	4.97	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust IV	15,000	465	15,465	2034	4.92	20 Consecutive Quarters	On or after October 8, 2008

Total TPS Liability	$70,000	$2,168	72,168		5.42%

Note 14: INCOME TAXES

Provisions of the Small Business Job Protection Act of 1996 (the Job Protection Act) significantly altered the Company's tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Bank was a savings institution until October 30, 2000. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows savings institutions to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income over six years. The reserve in excess of the base year (December 31, 1987) had been fully recaptured into taxable income as of December 31, 2003.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $5,318,000 at December 31, 2005. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired institution. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

The provision for income taxes for the years ended December 31, 2005, 2004, and 2003 differs from that computed at the statutory corporate tax rate as follows (in thousands):

	Years Ended December 31
	2005	2004	2003
Taxes at statutory rate	$5,907	$9,774	$8,049
Increase (decrease) in taxes:
Tax-exempt interest	(667)	(622)	(429)
Investment in life insurance	(525)	(585)	(626)
State income taxes net of federal tax benefit	98	254	223
Tax credits	(509)	(388)	(243)
Other	128	152	(83)
Provision for income taxes	$4,432	$8,585	$6,891


The provision for income tax expense for the years ended December 31, 2005, 2004 and 2003 is composed of the following (in thousands):

	Years Ended December 31
	2005	2004	2003

Current	$5,130	$10,503	$5,886
Deferred	(698)	(1,918)	1,005
	$4,432	$8,585	$6,891

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets (liabilities) at December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31
	2005	2004
Deferred tax assets:
Loan loss reserves per books	$10,921	$10,441
Deferred compensation and vacation	3,336	2,887
Book vs. tax amortization of intangibles	209	215
Book vs. tax amortization of loan acquisition premiums	276	236
Deferred servicing rights	12	12
Other	40	507
	14,794	14,298

Deferred tax liabilities:
Change in method of accounting for amortization of premium and discount on investments	15	15
FHLB stock dividends	5,788	5,798
Depreciation	1,997	2,186
Deferred loan fees and servicing rights	546	548
Book vs. tax amortization of deposit acquisition premium	173	163
Other	--	11
	8,519	8,721
	6,275	5,577
Income tax benefit related to unrealized loss on securities available for sale	1,331	311
Deferred tax asset, net	$7,606	$5,888

Management has evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the deferred tax assets and no valuation is considered necessary.

Note 15: EMPLOYEE BENEFIT PLANS

The Bank has its own profit sharing plan for all eligible employees. The plan is funded annually at the discretion of the Board of Directors. Contributions charged to operations for the years ended December 31, 2005, 2004 and 2003 were $1,013,000, $796,000 and $716,000, respectively.

The Bank has entered into a salary continuation agreement with certain members of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $186,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. The Bank is recording the salary continuation obligation over the estimated remaining service lives of the participants. Expenses related to this program for the years ended December 31, 2005, 2004 and 2003 were $578,000, $191,000 and $181,000, respectively. The plan's projected benefit obligation is $2,214,000, of which $2,038,300 was vested at December 31, 2005. At December 31, 2005, an accumulated benefit obligation of $2,052,300 and cash value of life insurance of $3,087,000 were recorded. At December 31, 2004, an obligation of $1,555,100 and cash value of life insurance of $2,998,100 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program.

The Bank also has a non-qualified, non-contributory retirement compensation plan for certain employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to the plan included in the years ended December 31, 2005, 2004 and 2003 results of operations were $98,000, $48,000 and $65,000, respectively. The recorded liability under this plan was $843,200 and $846,100 on December 31, 2005 and 2004, respectively. The Bank is carrying life insurance on these employees to partially offset the cost of the plan. The policies had recorded cash surrender values of $674,000 and $568,000 at December 31, 2005 and 2004, respectively.

The Company and the Bank also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain employees.


The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund the plans' future obligations the Company has purchased life insurance polices, contributed to money market investments and purchased common stock of the Company which are held in a "Rabbi Trust." As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of the Company held for such plans is reported as a contra-equity account and was recorded at original cost of $7,989,000 at December 31, 2005 and $5,552,000 at December 31, 2004. The money market investments and cash surrender value of the life insurance policies are included in other assets.

During the year ended December 31, 2001, the Company adopted a Supplemental Executive Retirement Program (SERP) for selected senior executives. At termination of employment at or after attaining age 62 with at least 15 years of service or age 65, an executive's annual benefit under the SERP would be computed as the product of 3% of the executive's final average compensation (defined as the three calendar years of executive's annual cash compensation, including bonuses, which produce the highest average within the executive's final eight full calendar years of employment) and the executive's annual years of service, reduced by certain amounts, such as the amount payable to the executive under the Company's 401(k) profit sharing plan and its ESOP, employer-contributed deferred compensation, and any amount payable to the executive under the salary continuation agreements described above. The maximum benefit would be 60% of final average compensation, less applicable reductions. A reduced benefit is payable at termination of employment at or after attaining age 59 1/2 with at least 15 years of service. Expenses relating to this SERP totaled $277,000, $660,000 and $600,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The recorded liability relating to this SERP was $2,201,000 and $1,950,000 at December 31, 2005 and December 31, 2004, respectively.

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

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control of the Company. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for the years ended December 31, 2005, 2004 and 2003 was $2,245,000, $1,745,000 and $1,676,000, respectively.

A summary of key transactions for the ESOP follows:

	Years Ended December 31
	2005	2004	2003
ESOP contribution expense	$2,245,000	$1,745,000	$1,676,000

Total contribution to ESOP/Debt service	945,700	838,600	1,013,700

Interest portion of debt service	315,900	358,000	410,800

Dividends on unallocated ESOP shares used to reduce ESOP contribution	254,700	281,000	309,600

As of December 31, 2005, the Company has 300,120 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $9,364,000 at December 31, 2005. The ESOP held 617,064 allocated, earned shares at December 31, 2005.


Note 17: STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (together, SOPs).

Under the MRP, the Company is authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees, of which 5,415 shares remain available for future grants. Shares granted under the MRP vest ratably over a five-year period. The consolidated statements of income for the year ended December 31, 2005, 2004 and 2003, reflect an accrual of $184,000, $149,000 and $132,000, respectively, in compensation expense for the MRP including $19,000, $22,000 and $7,100, respectively, of expense for dividends on the allocated, restricted stock. A summary of the changes in the granted, but not vested, MRP shares for the years ended December 31, 2005, 2004 and 2003 follows:

	Years Ended December 31
	2005	2004	2003
Shares granted--not vested, beginning of period	33,461	31,011	13,317
Shares granted	3,025	9,550	25,025
Shares vested	(8,406)	(7,100)	(3,505)
Shares forfeited	--	--	(3,826)
Shares granted--not vested, end of period	28,080	33,461	31,011

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

Details of stock options granted, vested, exercised, forfeited or terminated are as follows:

			Number of option shares
	Weighted average fair value at date of grant	Weighted average exercise price	Total	Not Exercisable	Exercisable
Balances January 1, 2003		$14.66	1,760,975	497,938	1,263,037

For the year ended December 31, 2003:
Options granted	$6.00	$18.61	210,400	210,400	--
Options vested			--	(172,714)	172,714
Options forfeited		18.51	(105,500)	(48,838)	(56,662)
Options exercised		11.85	(164,985)	--	(164,985)
Options terminated		--	--	--	--
Number of option shares
At December 31, 2003		$15.18	1,700,890	486,786	1,214,104

For the year ended December 31, 2004:
Options granted	$9.35	$30.03	174,800	174,800	--
Options vested			--	(175,170)	175,170
Options forfeited		17.88	(15,232)	(12,399)	(2,833)
Options exercised		13.30	(508,271)	--	(508,271)
Options terminated		--	--	--	--
Number of option shares
At December 31, 2004		$17.78	1,352,187	474,017	878,170

For the year ended December 31, 2005:
Options granted	$7.65	$26.37	30,150	30,150	--
Options vested			--	(144,812)	144,812
Options forfeited		18.84	(29,580)	(18,700)	(10,880)
Options exercised		13.48	(329,084)	--	(329,084)
Options terminated			--	--	--
Number of option shares
At December 31, 2005		$19.38	1,023,673	340,655	683,018


Financial data pertaining to outstanding stock options granted or assumed as a result of certain acquisitions at December 31, 2005 were as follows:

Exercise Price	Weighted average exercise price of option shares granted	Number of option shares granted	Weighted average option shares vested and exercisable	Weighted average exercise price of option shares exercisable	Remaining contractual life

$1.18 to 5.58	$4.52	5,235	5,235	$4.52	2.5 yrs
10.51	10.51	2,530	2,530	10.51	3.0 yrs
12.19 to 13.95	13.13	291,284	291,284	13.13	3.0 yrs
14.09 to 15.96	15.37	41,250	27,360	15.37	4.3 yrs
16.31 to 17.84	16.60	103,775	85,850	16.60	5.5 yrs
18.09 to 19.82	18.92	196,963	82,513	18.92	6.9 yrs
20.02 to 21.48	21.03	68,580	62,280	21.03	2.6 yrs
22.05 to 23.28	22.20	110,856	90,656	22.20	4.1 yrs
25.25 to25.28	25.28	25,650	1,400	25.28	8.0 yrs
26.23 to 27.80	26.35	52,300	10,460	26.35	8.3 yrs
28.48 to 29.66	29.55	11,500	700	29.55	8.7 yrs
31.71	31.71	113,750	22,750	31.71	9.0 yrs

	$19.38	1,023,673	683,018	$17.07

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


FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight--0%, 20%, 50% or 100%--based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements:

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well- capitalized" under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
December 31, 2005:
The Company--consolidated
Total capital to risk-weighted assets	$317,525	12.29%	$206,745	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	262,765	10.17	103,372	4.00	N/A	N/A
Tier 1 leverage capital to average assets	262,765	8.59	122,411	4.00	N/A	N/A

The Bank
Total capital to risk- weighted assets	281,757	10.93	206,267	8.00	$257,834	10.00%
Tier 1 capital to risk- weighted assets	250,139	9.70	103,134	4.00	154,700	6.00
Tier 1 leverage capital to average assets	250,139	8.19	122,173	4.00	152,716	5.00

December 31, 2004:
The Company--consolidated
Total capital to risk-weighted assets	$281,358	12.24%	$183,943	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	251,618	10.94	91,972	4.00	N/A	N/A
Tier 1 leverage capital to average assets	251,618	8.93	112,765	4.00	N/A	N/A

The Bank
Total capital to risk- weighted assets	258,445	11.26	183,543	8.00	$229,429	10.00%
Tier 1 capital to risk- weighted assets	228,899	9.98	91,771	4.00	137,657	6.00
Tier 1 leverage capital to average assets	228,899	8.13	112,572	4.00	140,715	5.00

Company management believes that under the current regulations as of December 31, 2005, the Company and the Bank individually met all capital adequacy requirements to which they were subject. Further, there have been no conditions or events since that date that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank.

Note 19: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims


and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest. Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2005.

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

Note 21: GOODWILL AND INTANGIBLES

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is no longer amortized but is reviewed annually for impairment. Other intangible assets are amortized over their useful lives. The following table provides the gross carrying value and accumulated amortization for intangible assets as of December 31, 2005 and 2004 (in thousands):

Goodwill and intangibles consisted of the following (in thousands):
	December 31
	2005	2004
Costs in excess of net assets acquired (goodwill) net of accumulated amortization
of $12,594,000	$36,229	$36,229

Core deposit intangible, net of accumulated amortization of $683,000 and $596,000, respectively	31	118

Internet domain name, net of accumulated amortization of $5,000 and $3,000, respectively	20	22

	$36,280	$36,369


Intangible Assets: The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill is as follows (in thousands):

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount

Core Deposit Intangible (CDI)	$714	$(683)	$31
Mortgage Servicing Rights (MSR)*	2,188	(628)	1,560
Internet Domain Name	25	(5)	20
	$2,927	$(1,316)	$1,611

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Carrying Amount

Core Deposit Intangible (CDI)	$714	$(596)	$118
Mortgage Servicing Rights (MSR)*	2,058	(493)	1,565
Internet Domain Name	25	(3)	22
	$2,797	$(1,092)	$1,705

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income. Mortgage servicing rights are recorded on an individual basis with the gross carrying amount and accumulated amortization fully written off if the loan repays in full.

Amortization expense for the years ended December 31, 2005, 2004 and 2003 includes $87,000, $142,000 and $199,000, respectively, of expense related to the CDI amortization and $507,000, $489,000 and $1,021,000, respectively, of expense related to the MSR amortization. MSRs capitalized/recognized for the years ended December 31, 2005, 2004 and 2003 were $502,000, $78,000 and $1,576,000, respectively.

Estimated amortization expense in future years with respect to existing intangibles (in thousands):

			Internet Domain Name
Year Ended	CDI	MSR		TOTAL
December 31, 2006	$31	$337	$2	$370
December 31, 2007	--	281	2	283
December 31, 2008	--	233	2	235
December 31, 2009	--	193	2	195
December 31, 2010	--	160	2	162

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

	Years Ended December 31
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Assets:
Cash and due from banks	$116,448	$116,448	$51,767	$51,767
Securities available for sale	260,284	260,284	547,835	547,835
Securities held to maturity	50,949	52,398	49,914	51,437
Loans receivable held for sale	4,779	4,802	2,145	2,176
Loans receivable	2,404,054	2,401,170	2,061,093	2,074,752
FHLB stock	35,844	35,844	35,698	35,698
Mortgage servicing rights	1,560	1,733	1,565	1,796

Liabilities:
Demand, NOW and money market accounts	967,892	888,717	714,802	698,725
Regular savings	153,218	145,518	155,931	153,143
Certificates of deposit	1,202,103	1,196,704	1,055,176	1,051,787
FHLB advances	265,030	263,926	585,558	594,417
Junior subordinated debentures and other borrowings	194,791	199,175	140,284	140,584

Off-balance-sheet financial instruments:
Commitments to originate loans	(70)	(70)	50	50
Commitments to sell loans	70	70	(50)	(50)
Commitments to purchase securities	--	--	--	--

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

Deposit Liabilities: The fair value of deposits with no stated maturity, such as savings, checking and NOW accounts, is estimated by applying decay rate assumptions to segregated portfolios a similar deposit types to generate cash flows with are then discounted using short-term market interest rates. The market value of certificates of deposit is based upon the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered on comparable instruments.

FHLB Advances and Other Borrowings: The fair value of FHLB advances and other borrowings is estimated based on discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.


Commitments: Commitments to sell loans with notional balances of $18,498,000 and $23,685,000 at December 31, 2005 and 2004, respectively, have a carrying value of $70,000 and ($50,000), representing the fair value of such commitments. Interest rate lock commitments to originate loans held for sale with notional balances of $18,498,000 and $23,685,000 at December 31, 2005 and 2004, respectively, have a carrying value of ($70,000) and $50,000. Other commitments to fund loans totaled $963,439,000 and $609,744,000 at December 31, 2005 and 2004, respectively, and have a carrying value of $0 at both dates, representing the cost of such commitments. There are no commitments to purchase securities at December 31, 2005 or 2004. There were no commitments to sell securities at December 31, 2005 or 2004.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 23:  Banner Corporation (BANR)
                (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

BANR
Statements of Financial Condition
December 31, 2005 and 2004

	December 31
	2005	2004
ASSETS
Cash	$28,192	$13,713
Investment in trust equities	2,942	2,168
Investment in subsidiaries	285,876	264,536
Deferred tax asset	437	375
Other assets	6,593	10,333
	$324,040	$291,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities	$4,433	$3,737
Junior subordinated debentures	97,942	72,168
Stockholders' equity	221,665	215,220
	$324,040	$291,125

BANR
Statements of Income
For the years ended December 31, 2005, 2004 and 2003

	Years Ended December 31
	2005	2004	2003
INTEREST INCOME:
Certificates, time deposits and dividends	$525	$384	$291

OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	10,667	11,242	9,259
Equity in undistributed income of subsidiaries	6,040	11,185	9,258
Other Income	187	83	63
Interest on other borrowings	(5,453)	(3,461)	(2,296)
Other expense	(1,886)	(1,830)	(1,827)
	10,080	17,603	14,748

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2,364)	(1,737)	(1,359)

NET INCOME	$12,444	$19,340	$16,107


BANR
Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

	Years Ended December 31
OPERATING ACTIVITIES:	2005	2004	2003
Net income	$12,444	$19,340	$16,107
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,040)	(11,185)	(9,258)
Amortization	141	150	114
(Increase) decrease in deferred taxes	(62)	(35)	--
(Increase) decrease in other assets	3,883	3,589	(11,457)
Increase (decrease) in other liabilities	668	548	2,658
Net cash provided (used) by operating activities	11,034	12,407	(1,836)

INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(166)	(110)	(47)
Investment in financing subsidiaries	(774)	(465)	(483)
Payments received on loan to ESOP for release of shares	2,116	1,742	1,635
Additional funds invested in subsidiaries	(17,000)	(20,000)	(35,000)
Net cash provided (used) by investing activities	(15,824)	(18,833)	(33,895)

FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debentures	25,774	15,465	15,087
Repurchases of stock	--	--	(475)
Issuance (repurchase) of forfeited MRP shares	--	--	379
Net proceeds from exercise of stock options	1,341	2,678	1,954
Cash dividends paid	(7,846)	(7,113)	(6,486)
Net cash provided (used) by financing activities	19,269	11,030	10,459

NET INCREASE (DECREASE) IN CASH	14,479	4,604	(25,272)
CASH, BEGINNING OF PERIOD	13,713	9,109	34,381
CASH, END OF PERIOD	$28,192	$13,713	$9,109

	Years Ended December 31
	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,886	$3,084	$2,328
Taxes paid	9,356	8,807	--
Non-cash transactions:
Net change in accrued dividends payable	142	186	148
Net change in unrealized gain (loss) in deferred compensation trust and related liability, including subsidiaries	473	2,375	175
Recognize tax benefit of vested MRP shares, including subsidiaries	195	--	--

Note 24: STOCK REPURCHASE

The Company has periodically engaged in stock repurchase activity. During the years ended December 31, 2005 and 2004, the Company repurchased 106,521 and 134,263 shares of its stock at average prices of $28.88 and $31.00 per share, respectively. In both years, these repurchases occurred in connection with the exercise of stock options. On July 26, 2005, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months.


Note 25: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE (in thousands)

	Years Ended December 31
	2005	2004	2003

Total shares issued	13,201	13,201	13,201
Less stock repurchased/retired including shares allocated to MRP	(1,269)	(1,620)	(1,855)

Less unallocated shares held by the ESOP	(374)	(439)	(516)

Basic weighted average shares outstanding	11,558	11,142	10,830

Plus MRP and stock option incremental shares considered outstanding for diluted
EPS calculations	386	593	387
Diluted weighted average shares outstanding	11,944	11,735	11,217

Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (in thousands except for per share data):

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$42,659	$46,371	$49,966		$51,164
Interest expense	17,430	19,658	21,883		22,406
Net interest income	25,229	26,713	28,083		28,758
Provision for loan losses	1,203	1,300	1,300		1,100
Net interest income after provision for loan losses	24,026	25,413	26,763		27,658
Non-interest income (loss)	3,997	4,625	4,981		(3,059)
Non-interest expense	21,303	22,800	23,561		29,884
Income (loss) before provision for income taxes	6,720	7,238	8,203		(5,285)
Provision (benefit) for income taxes	2,013	2,222	2,537		(2,340)
Net operating income (loss)	$4,707	$5,016	$5,666		$(2,945)

Basic earnings (loss) per share	$0.41	$0.43	$0.49		$(0.25)
Diluted earnings (loss) per share	$0.39	$0.42	$0.47		$(0.25)
Cash dividends declared	$0.17	$0.17	$0.17		$0.18

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$36,627	$37,832	$40,400	$41,371
Interest expense	13,918	14,432	15,300	16,265
Net interest income	22,709	23,400	25,100	25,106
Provision for loan losses	1,450	1,450	1,444	1,300
Net interest income after provision for loan losses	21,259	21,950	23,656	23,806
Non-interest income	3,816	4,125	4,750	4,277
Non-interest expense	18,828	19,536	20,922	20,428
Income before provision for income taxes	6,247	6,539	7,484	7,655
Provision for income taxes	1,884	1,991	2,322	2,388
Net operating income	$4,363	$4,548	$5,162	$5,267

Basic earnings per share	$0.39	$0.41	$0.46	$0.47
Diluted earnings per share	$0.38	$0.39	$0.44	$0.45
Cash dividends declared	$0.16	$0.16	$0.16	$0.17


Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$34,718	$35,412	$34,522	$35,789
Interest expense	15,310	15,347	14,862	14,329
Net interest income	19,408	20,065	19,660	21,460
Provision for loan losses	2,250	2,250	1,400	1,400
Net interest income after provision for loan losses	17,158	17,815	18,260	20,060
Non-interest income	4,818	5,383	5,539	3,841
Non-interest expense	17,057	17,275	17,868	17,676
Income before provision for income taxes	4,919	5,923	5,931	6,225
Provision for income taxes	1,490	1,802	1,778	1,821
Net operating income	$3,429	$4,121	$4,153	$4,404

Basic earnings per share	$0.32	$0.38	$0.38	$0.40
Diluted earnings per share	$0.31	$0.37	$0.37	$0.39
Cash dividends declared	$0.15	$0.15	$0.15	$0.16

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2005, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$470,240
Revolving open-end lines secured by 1-4 family residential properties	42,189
Other, primarily business and agricultural loans	435,374
Real estate secured by one- to four-family residential properties	18,498
Standby letters of credit and financial guarantees	15,636

Total	$981,937

Commitments to sell loans secured by one- to four-family residential properties	$18,498

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the customer and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact to operations. This activity is managed daily. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in the Note 1: "Derivative Instruments."


Banner Corporation

Index of Exhibits

Exhibit
3{a}	Articles of Incorporation of Registrant [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

3{b}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K dated July 24, 1998 (file No. 0-26584)].

10{a}	Employment Agreement with Gary L. Sirmon, dated as of January 1, 2004 [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{b}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1996].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1996].

10{g}	Consultant Agreement with Jesse G. Foster, dated as of December 19, 2003. [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-23584)].

10{h}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (file No. 0-26584)].

10{i}	Towne Bank of Woodinville 1992 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated April 2, 1998 (file No. 333-49193)].

10{j}	Whatcom State Bank 1991 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (file No. 333-71625)].

10{k}	Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{l}	Employment Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{m}	Supplemental Executive Retirement Program Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (file No. 0-26584)].

10{n}	Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker and Cynthia D. Purcell [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (file No. 0-26584)].

10{o}	1998 Stock Option Plan [incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

10{p}	2001 Stock Option Plan [incorporated by reference to Exhibit B to the Proxy Statement of the Annual Meeting of Stockholders dated March 16, 2001].

10{q}	Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, Paul E. Folz, John R. Neill and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{r}	2004 Executive Officer and Director Stock Account Deferred Compensation Plan.

10{s}	2004 Executive Officer and Director Investment Account Deferred Compensation Plan.

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm - Moss Adams LLP.

23.2	Consent of Registered Independent Public Accounting Firm - Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


EXHIBIT 10(r)
2004 EXECUTIVE OFFICER AND DIRECTOR STOCK ACCOUNT
DEFERRED COMPENSATION PLAN


2004 Executive Officer and Director
Stock Account
Deferred Compensation Plan

* * * * * *

        1.     Purpose of this Plan. The purpose of the 2004 Executive Officer and Director Stock Account Deferred Compensation Plan (this "Plan") is to further the growth and development of Banner Bank (the "Bank") and Banner Corporation (the "Holding Company") (collectively "Banner") by providing a select group of senior management and Directors of Banner and their subsidiaries the opportunity to defer a portion of their Compensation, as defined herein, and allow further deferral up to the maximum extent allowed of benefits provided for under other deferred compensation plans, including Stock or Stock Options granted pursuant to those existing stock option plans or future stock option plans and thereby encourage their productive efforts on behalf of Banner. This Plan is also intended to provide Participants with an opportunity to supplement their retirement income through deferral of Compensation, Stock and Stock Options as provided herein.

        2.     Definitions.

                2.1     Beneficiary. The person designated by a Participant on Participant's Deferred Compensation Agreement to receive any Plan benefits payable after the Participant's Death.

                2.2     Bonus. Discretionary monetary bonuses earned by a Participant which are authorized and declared by the board of directors or Compensation Committees of Banner.

                2.3     Change in Control. A Change in Control shall mean an event deemed to occur if and when:

                           (a)     an offeror other than the Holding Company purchases shares of the stock of the Holding Company pursuant to a tender or exchange offer for such shares;

                           (b)     any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Holding Company representing twenty-five percent (25%) or more of the combined voting power of the Holding Company's then outstanding securities;

                           (c)     the membership of the Holding Company board of directors changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Holding Company board of directors at the end of such period; or


                           (d)     shareholders of the Holding Company approve a merger, consolidation, sale or disposition of all or substantially all of the Holding Company's assets, regardless of whether the Holding Company is the surviving entity, or a plan of partial or complete liquidation.

                2.4     Compensation. A Participant's Salary, Bonus and, to the extent allowed by the Compensation Committee, Stock resulting from the exercise of or surrender of Stock Options that are accepted by this Plan. Compensation (either Salary or Bonus) shall not include any amounts paid by Banner to a Participant that are not strictly monetary consideration for personal services, such as expense reimbursement, cost-of-living allowance, education allowance, premium on excess group life insurance or any qualified plan sponsored by Banner; the fact that an amount constitutes taxable income to the Participant shall not be controlling for this purpose.

                2.5     Compensation Committees. The Compensation Committee of the Bank and Holding Company, as designated from time to time under the Compensation Committee Charter of Banner (the "Charter").

                2.6     Competitor. Any business, foreign or domestic, other than an affiliate of Banner, which is engaged, at any time relevant to the provisions of this Plan, in the banking industry or the sale or distribution of financial products or in the providing of services in competition with financial products sold or distributed or services provided by Banner or any subsidiary, partnership or joint venture of Banner. The determination of whether a business is a Competitor shall be made by Banner's counsel, in the counsel's sole discretion.

                2.7     Deferred Account. The record maintained by Banner for each Participant of the cumulative amount, adjusted in accordance with Section 4.7 and for any distributions made pursuant to Section 5 as valued from time to time, of (a) account balances accumulated under other deferred compensation plans or programs of Banner that have been surrendered to and accepted by this Plan with the consent of the Compensation Committees, and (b) Compensation deferred pursuant to this Plan.

                2.8     Deferred Compensation Agreement. A written agreement between a Participant and Banner in substantially the form set forth in Exhibit A, whereby a Participant agrees to defer receipt of a portion of Participant's Compensation and Banner agrees to make benefit payments in accordance with the provisions of this Plan.

                2.9     Deferred Compensation and Benefits Trust. The irrevocable trust (the "DCB Trust") established by Banner with an independent trustee for the benefit of Participants entitled to receive payments or benefits hereunder, the assets of which will be subject to claims of Banner's creditors in the event of bankruptcy or insolvency.


                2.10     Director. A duly elected member of the board of directors of the Bank or Holding Company.

                2.11     Disability. A physical or mental condition which prohibits a Participant from performing a substantial portion of the Participant's duties at Banner for a continuous period of time greater than six (6) months.

                2.12     Executive Officer. Any employee officer of Banner holding a position of senior vice president or higher.

                2.13     Market Price. If the Stock is traded or quoted on the NASDAQ Stock Market or other national securities exchange on any Measurement Date, then the market price shall be the average of the highest and lowest selling price on such Measurement Date or, if there were no sales on such Measurement Date, then on the next prior business day on which there was a sale. If the Stock is not traded or quoted on the NASDAQ Stock Market or other national securities exchange, then the market price on any Measurement Date shall be a value determined by the Compensation Committees in good faith on such basis as it deems appropriate.

                2.14     Measurement Date. The date on which a valuation of any Stock is necessary for purposes of computing a Participant's Deferred Account balance under Section 4.7, determining amounts to be distributed under Section 5, determining the number of Profit Shares to be credited to a Participant's Deferred Account pursuant to this Plan or determining the number of shares of Stock to satisfy the exercise price of a Stock Option under Sections 4.8.2 or 4.8.3.

                2.15     Participant. An Executive Officer or Director who has entered into a written Deferred Compensation Agreement with Banner in accordance with the provisions of this Plan.

                2.16     Profit Shares. The number of shares of Stock that, if multiplied by the Market Price of the shares of Stock, would equal the value of the spread of the Stock Options. For purposes of the preceding sentence, the "value of the spread of the Stock Options" shall equal the difference between the Market Price of a share of Stock and the exercise price stated in a Stock Option.

                2.17     Salary. A monetary payment to a Participant in the form of salary, commission, Director's fees or other payments solely for personal services rendered by a Participant to Banner during a calendar year, determined prior to giving effect to any deferral election under this Plan or any incentive compensation plan sponsored by Banner. "Salary" shall not include any amounts paid by Banner to a Participant that are not strictly monetary consideration for personal services, such as expense reimbursement, cost-of-living allowance, education allowance, premium


on excess group life insurance or any qualified plan sponsored by Banner; the fact that an amount constitutes taxable income to the Participant shall not be controlling for this purpose.

                2.18     Stock. Shares of stock in the Holding Company. Stock may include: (a) Stock which has been purchased with deferred Salary or Bonuses, as directed by a Participant's Deferred Compensation Agreement; (b) Stock accepted from other Banner deferred compensation plans, with the consent of the Compensation Committee; or (c) Stock resulting from the exercise or surrender of a Stock Option accepted by this Plan, with the consent of the Compensation Committees. Stock shall also include fractional shares in such Stock. For purposes of this Plan, Stock may also include Banner's unfunded and unsecured promise to provide Stock to a Participant at a future date.

                2.19     Stock Option. A Participant's right to purchase Stock under the First Savings Bank of Washington Bancorp, Inc., 1996 Stock Option Plan; First Washington Bancorp, Inc., 1998 Stock Option Plan; Banner Corporation 2001 Stock Option Plan; or any other stock option plan created after the effective date of this Plan. The term Stock Option when used in this Plan shall only refer to nonqualified stock options granted pursuant to such stock option plans.

                2.20     Termination. The Executive Officer ceasing to be employed by Banner or a Participant no longer serving on the board of directors of Banner for any reason whatsoever, whether voluntarily or involuntarily, including by reason of early retirement, normal retirement, death or Disability, provided that a personnel transfer from Banner to a subsidiary or vice versa shall not be deemed a Termination for purposes of this Plan. Furthermore, if a Participant ceases to be employed as an Executive Officer of Banner, but remains a Director of Banner, a Termination shall not occur until such Participant ceases to serve as a Director of Banner unless such Participant requests, subject to the approval of the Compensation Committees, that a Termination be deemed to have occurred. For purposes of this Plan, this definition shall also be used for the terms "Terminates" or "Terminated".

                2.21     Triggering Event. The occurrence of a Change in Control or a reduction of at least fifteen percent (15%) of the stockholders' equity in Banner during a twelve (12) month period. For purposes of determining the amount of a reduction of stockholders' equity, such determination shall be made quarterly by comparing Banner's quarterly financial statement against the previous year's corresponding quarterly financial statement.

        3.     Administration and Interpretation. The Compensation Committees shall have final discretion, responsibility, and authority to administer and interpret this Plan. This includes the discretion and authority to determine all questions of fact, eligibility, or benefits relating to this Plan. The Compensation Committees may also adopt any rules they deem necessary to administer this Plan. The Compensation Committees' exercising responsibilities relating to this Plan in accordance with this Section 3 shall be deemed to have been delegated the discretionary authority


vested in Banner with respect to those responsibilities, unless limited in writing by the board of directors of Banner. As further specified in the Charter, the Compensation Committees of Banner shall operate separately with regard to the respective company, but shall attempt to a reasonable extent to coordinate their efforts in order to achieve a consistent policy. Any exercise of discretion by the Compensation Committees under this Plan may be applied on a Participant-by- Participant basis without establishing precedent or further commitment. Claims for benefits under this Plan shall be in accordance with Section 9. Any interpretation by the Compensation Committees shall be final and binding on the Participants.

        4.     Participant Deferral and Distribution Elections.

                4.1     Eligibility. The Compensation Committees shall identify Executive Officers and Directors who are eligible to participate in this Plan. Eligibility to participate in this Plan is solely at the discretion of the Compensation Committees and shall be limited to Executive Officers and Directors. Eligibility to participate in this Plan for any calendar year shall not confer the right to participate during any subsequent year.

                4.2     Execution of Agreement. A Participant who wishes to participate in this Plan must execute a Deferred Compensation Agreement (a) for newly eligible individuals, within sixty (60) days after first becoming eligible to participate in this Plan (to defer Salary and Bonus for the remainder of that calendar year and subsequent years); (b) for Stock accumulated under other deferred compensation plans or programs of Banner which is to be surrendered to and is accepted by this Plan, within the time limits established by the Compensation Committees; (c) for surrendering Stock Options to this Plan pursuant to Section 4.8.1, within the time limits established by the Compensation Committees; and (d) for exercising Stock Options pursuant to Sections 4.8.2, 4.8.3 or 4.8.4 within the time limits established by the Compensation Committees and Sections 4.8.2, 4.8.3 or 4.8.4.

                4.3     Compensation Deferral Election. Each Participant shall have the opportunity to elect the amount of Participant's Salary and Bonus, within limits established by the Compensation Committees, to be earned subsequent to the date of election, which will be deferred in accordance with this Plan. The Salary and Bonus otherwise earned by a Participant beginning after the date of the deferral election shall be reduced by the amount elected to be deferred. Subject to the approval of the Compensation Committees, a Participant may elect to defer Stock resulting from the exercise or surrender of a Stock Option in accordance with this Plan. Elections to defer Compensation are irrevocable except as otherwise provided in this Plan. In no event shall a Participant be allowed to defer Compensation in an amount less than $10,000 in a single year. Any Salary or Bonuses deferred shall be credited to the Participant's Deferred Account within a commercially reasonable time from the day the Participant would have been entitled to such Salary or Bonuses had the Participant not elected to defer such Salary or Bonuses. Compensation, other than Salary or Bonus, which is credited pursuant to Sections 4.8.1, 4.8.2, 4.8.3. or 4.8.4, shall be


credited to a Participant's Deferred Account within a commercially reasonable time from the Measurement Date. Stock accumulated under other deferred compensation plans or programs of Banner which is surrendered to and is to be accepted by this Plan shall not be equal to an amount less than $10,000 and shall be credited to a Participant's Deferred Account within a commercially reasonable time from the date of the surrender to and acceptance by this Plan.

                4.4     Change of Compensation Deferral Election.

                           (a)     A Participant who wishes to change an election to defer Salary and Bonus may do so at any time by notifying the respective Compensation Committees in writing prior to January 1 of the year for which the change in election is to be effective.

                           (b)     A Participant who wishes to change an election to defer Salary or Bonus after January 1 of any calendar year for which the change in election is to be effective must submit a written request to the Compensation Committees to change a Participant's deferral election. The request must state why the Participant believes Participant should be permitted to change the prior election. Acceptance or rejection of any such requests shall be in the sole discretion of the Compensation Committees. Requests will be reviewed as soon as administratively feasible and, if a change is permitted, the change will be effective for such Salary or Bonus payable following the date of the determination.

                4.5     Distribution Election. In the Deferred Compensation Agreement, a Participant shall elect a distribution option for the Participant's Deferred Account so deferred. Elections regarding distribution of Deferred Accounts under this Plan are irrevocable except as otherwise provided in this Plan.

                4.6     Change of Distribution Election. Participants who are current Directors or are actively employed by Banner or their subsidiaries may request, in writing, a change in their distribution election. The changed distribution election must be one of the distribution options in the original Deferred Compensation Agreement or as later permitted by the Compensation Committees. Banner must receive the request by the earlier of (a) January 1 of the year benefits are first scheduled to be paid, or (b) six (6) months before the first date benefits are scheduled to be paid. The request shall be approved or denied at the Compensation Committees' sole discretion. No change will be permitted that would allow a payment to be made earlier than originally elected in the Deferred Compensation Agreement.

                4.7     Deferred Account Balances. Banner shall maintain a record of each Participant's Deferred Account balance. The sole investment under this plan is Stock. The Compensation Committees shall submit to each Participant within one hundred twenty (120) days after the close of each calendar year and at such other times as determined by the Compensation Committees a statement setting forth the value of a Deferred Account maintained for each


Participant. For purposes of valuing a Participant's Deferred Account, the value of any share of Stock shall equal the Market Price of a share of Stock. In the event that any dividend or other distribution (whether in the form of cash, Stock, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Stock or other securities of Banner, or other similar corporate transaction or event affects the Stock such that an adjustment is necessary in order to prevent dilution or enlargement of the benefits intended to be made available under this Plan, then the Compensation Committees, whose determination shall be conclusive, shall appropriately adjust a Participant's Deferred Account balance to negate such dilution or enlargement of a Participant's benefits.

                4.8     Stock and Stock Option Deferral. At any time, subject to the approval of the Compensation Committees, this plan may accept Stock from other Banner deferred compensation plans or Stock resulting from Stock Options granted to or held on behalf of a Participant pursuant to any other Banner deferred compensation plan by identifying such Stock and Stock Options in a Deferred Compensation Agreement. A Participant may achieve deferral of a Stock Option by the following means:

                        4.8.1     Surrender of Stock Options. A Participant may elect to surrender Stock Options or any portion of a Stock Option grant to the Compensation Committees and request that the Profit Shares, or respective portion if the entire Stock Option grant is not surrendered, be credited to the Participant's Deferred Account. The Profit Shares credited to a Participant's Deferred Account shall represent an unfunded and unsecured promise of Banner to pay Participant such Stock credited in accordance with the election specified in Participant's Deferred Compensation Agreement; provided, however, at the sole discretion of the Compensation Committees, Banner may transfer actual shares of Stock to the DCB Trust. Participants have no present right, title or interest to such Stock, including any right to vote such Stock. No Stock Options may be surrendered in exchange for a credited Stock amount to a Participant's Deferred Account unless such Participant's right to purchase Stock under such the Stock Options has vested pursuant to the Stock Option plan and/or grant.

                        4.8.2     Cashless Exercises of Stock Options Using a Participant's Stock Held Outside of this Plan. Subject to the approval of the Compensation Committees, a Participant may elect to have Profit Shares, resulting from the exercise of Stock Options, credited to Participant's Deferred Account in lieu of being delivered to the Participant. Any election to have Profit Shares credited to a Participant's Deferred Account under this Section 4.8.2 shall be made not less than six (6) months prior to the exercise of the Stock Options. A Participant may satisfy the exercise price by utilizing Stock a Participant owns outside of this Plan; provided, however, that any Stock used to satisfy the exercise price must have been held by the Participant for not less than six (6) months. Upon the exercise of the Stock Options, the Participant shall deliver to the Compensation Committees Stock owned by the Participant with a Market Price equal to the exercise price; provided, however, the Compensation Committees, in their sole discretion, may allow a


Participant to attest to owning the requisite shares of Stock to be used in satisfying the exercise price. Upon receipt of the Stock or the Participant attesting that Participant owns the requisite Stock, the Compensation Committees shall credit the Participant's Deferred Account with the Profit Shares and return to the Participant any Stock used to satisfy the exercise price. Any Profit Shares credited to Participant's Deferred Account shall constitute an unfunded and unsecured promise of Banner to pay Participant such credited Stock in accordance with the election specified in Participant's Deferred Compensation Agreement; provided, however, at the sole discretion of the Compensation Committees, Banner may transfer actual shares of Stock to the DCB Trust. Participants have no present right, title or interest to such Stock, including any right to vote such Stock.

                        4.8.3     Cashless Exercises of Stock Options Using Certain Stock Held Inside of this Plan. Subject to the approval of the Compensation Committees, a Participant may elect to have Profit Shares, resulting from the exercise of Stock Options, credited to Participant's Deferred Account in lieu of being delivered to the Participant. Any election to have Profit Shares credited to a Participant's Deferred Account under this Section 4.8.3 shall be made not less than six (6) months prior to the exercise of the Stock Options. A Participant may satisfy the exercise price by utilizing Stock which the Participant has a right to under this Plan; provided, however, that any Stock used to satisfy the exercise price must have been credited to Participant's Deferred Account for at least six (6) months prior to the exercise date. Only Stock which has been credited on account of a Participant's Salary or Bonus deferrals under this Plan or Stock which has been transferred from another Banner deferred compensation plan to this Plan may be used to satisfy the exercise price under this Section 4.8.3. Upon the exercise of the Stock Options, the Compensation Committees shall use Stock credited to Participant's Deferred Account with a Market Price equal to the exercise price to satisfy the exercise price. The Compensation Committees shall credit the Participant's Deferred Account with the Profit Shares and any Stock used to satisfy the exercise price shall also be retained in the Participant's Deferred Account. Any Profit Shares credited to Participant's Deferred Account shall constitute an unfunded and unsecured promise of Banner to pay Participant such credited Stock in accordance with the election specified in Participant's Deferred Compensation Agreement; provided, however, at the sole discretion of the Compensation Committees, Banner may transfer actual shares of Stock to the DCB Trust. Participants have no present right, title or interest to such Stock, including any right to vote such Stock.

                        4.8.4     Cash Exercises of Stock Options. Subject to the approval of the Compensation Committees, a Participant may elect to have Profit Shares, resulting from the exercise of Stock Options, credited to Participant's Deferred Account in lieu of being delivered to the Participant. Any election to have Profit Shares credited to a Participant's Deferred Account under this Section 4.8.4 shall be made not less than six (6) months prior to the exercise of the Stock Options. A Participant may satisfy the exercise price by utilizing cash held by a Participant outside of this Plan. Upon the exercise of the Stock Options, the Participant shall deliver to the Compensation Committees a cash payment equal to the exercise price. Upon receipt of Participant's


cash payment, the Compensation Committees shall credit the Participant's Deferred Account with the Profit Shares and return to the Participant Stock with a Market Price equal to the exercise price. Any Profit Shares credited to Participant's Deferred Account shall constitute an unfunded and unsecured promise of Banner to pay Participant such credited Stock in accordance with the election specified in Participant's Deferred Compensation Agreement; provided, however, at the sole discretion of the Compensation Committees, Banner may transfer actual shares of Stock to the DCB Trust. Participants have no present right, title or interest to such Stock, including any right to vote such Stock.

        5.     Distributions.

                5.1     Distributions in General. Banner shall distribute the Deferred Accounts as elected by each Participant in the applicable Deferred Compensation Agreement, except as otherwise provided in this Section 5.

                5.2     Plan Benefits Upon Termination. Distributions from a Participant's Deferred Account shall be made in actual shares of Stock. Distributions under this Section 5.2 shall be made in accordance with the election specified in the Participant's Deferred Compensation Agreement.

                5.3     Disability. If a Participant Terminates employment prior to attaining age sixty-five (65) due to a Disability, the Participant may apply to the Compensation Committees to have Participant's account distributed in monthly installments over a 10-year period commencing on the first day of the month following the month in which the Compensation Committees approve the request, notwithstanding any prior distribution election. The Compensation Committees may, in their sole discretion, approve or deny the request.

                5.4     Distributions Following Participant Death; Designation of Beneficiary. A Participant shall designate a Beneficiary by filing a written notice of designation with the Compensation Committees in such form as the Compensation Committees may prescribe. If a Participant dies either before benefit payments have commenced under this Plan or after Participant's benefits have commenced but before Participant's entire Deferred Account has been distributed, Participant's designated Beneficiary shall receive any benefit payments in accordance with the Deferred Compensation Agreement; provided, however, a Beneficiary may request a lump sum payment be made to such Beneficiary upon the consent of the Compensation Committees, which consent shall be in the sole discretion of the Compensation Committees. If no designation is in effect when any benefits payable under this Plan become due, the Beneficiary shall be the spouse of the Participant or, if no spouse is then living, the Participant's estate.

                5.5     Service With A Competitor. If a Participant provides services for remuneration to a Competitor following Participant's Termination, then notwithstanding anything


in this Plan to the contrary, the Participant's entire Deferred Account balance may be distributed in a single lump sum as soon as administratively feasible, at the sole discretion of the Compensation Committees.

                5.6     Hardship Distribution. If serious and unanticipated financial hardship occurs, a Participant may request a lump-sum distribution of all or a portion of Participant's Deferred Account balance. The Participant shall document, to the Compensation Committees' satisfaction, that distribution of Participant's account is necessary to satisfy an unanticipated, immediate and serious financial need, and that the Participant does not have access to other funds sufficient to satisfy the need. Upon receipt of a request under this Section 5.6, the Compensation Committees may, in their sole discretion, distribute all or a portion of the Participant's account balance in a lump sum, to the extent necessary to satisfy the unanticipated financial hardship. The Participant shall sign all documentation requested by the Compensation Committees relating to the distribution. If a Participant makes a request and receives all or a portion of Participant's Deferred Account balance under this provision, Participant shall not be eligible to participate in any nonqualified deferred compensation plan maintained by Banner, including this Plan, for the remainder of the year and the following twelve (12) months after the request. In addition, any deferred compensation agreement under any nonqualified deferred compensation plan of Banner shall not be effective with respect to Compensation payable to the Participant during the remainder of that year and the following twelve- (12-) month period.

                5.7     Premature Distribution With Penalty. Notwithstanding any provision in this Plan to the contrary, a Participant, whether employed or Terminated, or Beneficiary may, at any time after a Triggering Event, request in writing a single lump-sum payment of the amount credited to Participant's Deferred Account under this Plan. The amount of the payment shall be equal to (a) the Participant's Deferred Account balance, determined in accordance with Section 4.7 as of the payment date, reduced by (b) an amount equal to ten percent (10%) of the Deferred Account balance. The payment shall be made within thirty (30) days of the date on which Banner receives the request for the distribution. If a Participant makes a request under this provision, Participant shall not be eligible to participate in any nonqualified deferred compensation plan maintained by Banner, including this Plan, for the remainder of the year and the following twelve (12) months after the request. In addition, any deferred compensation agreement under any nonqualified deferred compensation plan of Banner shall not be effective with respect to Compensation payable to the Participant during the remainder of that year and the following twelve- (12-) month period.

                5.8     Small Account Distributions. On the date of Termination, if a Participant's Deferred Account balance, determined in accordance with Section 4.7, is less than $50,000, Banner shall promptly distribute the entire Deferred Account balance to the Participant, and the Participant shall have no further rights or benefits under this Plan. Notwithstanding Section 5.2, upon Termination, if the Deferred Account balance, determined in accordance with Section 4.7,


is greater than $50,000, but less than $100,000, the Deferred Account shall be paid over a period not longer than three (3) years.

                5.9     Commencement of Payments.

                        5.9.1     General Rule. Unless requested by a Participant and approved by the Compensation Committees, payment shall commence no later than sixty (60) days after the end of the month in which the Termination occurs.

                        5.9.2     Deferral of Commencement Payments. The Compensation Committees may, in their sole discretion, allow a Participant to defer the commencement of payment under this Plan for a period not to exceed the greater of: (i) one (1) year, or (ii) until the Participant attains age sixty-five (65). Notwithstanding the preceding sentence, such deferral election must be made not less then twelve (12) months prior to the Termination of the Participant.

                5.10     Benefits Payable to Incompetents. If the Compensation Committees find that any Participant or Beneficiary to whom a benefit is payable under this Plan is unable to care for the Participant's or Beneficiary's affairs because of illness or accident, any payment due (unless prior claim therefore shall have been made by a duly authorized guardian or other legal representative) may be paid, upon appropriate indemnification of the Compensation Committees, to the spouse or other legal guardian of the Participant. Any such payment shall be a payment for the account of the Participant and shall be a complete discharge of any liability of this Plan therefor.

        6.     Miscellaneous.

                6.1     Unfunded Plan. This Plan is an unfunded plan maintained primarily to provide deferred Compensation benefits for a select group of Executive Officers and Directors. This Plan is not intended to create an investment contract, but instead is intended to provide tax planning opportunities and retirement benefits to eligible individuals who have elected to participate in this Plan. Eligible individuals are a select group of Directors and Executive Officers who, by virtue of their position with Banner, are uniquely informed as to Banner's operations and have the ability to materially affect Banner's profitability and operations.

                6.2     Unsecured General Creditor. Participants and their beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, interest, or claims in any property or assets of Banner, this Plan or the DCB Trust. Except as provided in Section 8, the assets of Banner are not required to be held under any trust for the benefit of Participants, their beneficiaries, heirs, successors, or assigns, or held in any way as collateral security for the fulfilling of the obligations of Banner under this Plan. Any and all Banner assets shall be, and remain, the general, unpledged and unrestricted assets of Banner. A Participant shall have no present right, title or interest to any


Stock, including rights to vote any such Stock, under this Plan. Banner's obligation under this Plan shall be an unfunded and unsecured promise of Banner to pay in the future.

                6.3     Nonassignability. Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are, expressly declared to be unassignable and non-transferable. No part of the amounts payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or in the event of Participant's or any other person's bankruptcy or insolvency.

                6.4     Taxes. The Compensation Committees shall withhold from payments made under this Plan all income, employment or other taxes required to be withheld from distributions to a Participant under Section 5 of this Plan for the federal or any state or local government as determined in the sole discretion of the Compensation Committees.

                6.5     Construction. This Plan shall be construed according to the laws of the State of Washington.

                6.6     Notice. Any notice or filing required or permitted to be given to the Compensation Committees under this Plan shall be sufficient if in writing and hand delivered, or sent by registered or certified mail, to any member of the Compensation Committees or Banner's registered agent. Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

                6.7     Service Providers. The Compensation Committees may, in their sole discretion, retain one or more independent entities to provide services to Banner in connection with the operation and administration of this Plan. Except as may be specifically delegated or assigned to any such entity in writing, the Compensation Committees shall retain all discretionary authority under this Plan. No Participant or other person shall be a third party beneficiary with respect to, or have any rights or recourse under, any contractual arrangement between Banner and any such service provider.

                6.8     Severability. If any of the provisions of this Plan shall be held invalid, the remainder of this Plan shall not be affected thereby.

                6.9     Indemnification. Banner shall indemnify and hold harmless the members of the Compensation Committees, and each of them, from and against any and all loss resulting from liability to which the Compensation Committees, or the members of the Compensation Committees, may be subjected by reason of any act or conduct (except willful misconduct, fraud or gross


negligence) in their official capacities in the administration of this Plan, including all expenses reasonably incurred in their defense, in case Banner fails to provide such defense.

                6.10     Expenses. All expenses and costs incurred in connection with the administration and operation of this Plan shall be borne by Banner. Banner shall pay the Participant all out-of-pocket expenses, including attorneys' fees, incurred by Participant in connection with the successful enforcement by Participant of the Triggering Event provisions under this Plan, if such Triggering Event provision is contested by the Compensation Committees.

                6.11     Not a Contract of Employment. The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between Banner and the Participant, and the Participant (or Participant's Beneficiary) shall have no rights against Banner except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of Banner or to interfere with the right of Banner to discipline or discharge a Participant at any time.

                6.12     Successors. The provisions of this Plan shall bind and inure to the benefit of Participant and Banner and their successors and assigns. The term successors as used herein shall include any Beneficiary and any corporate or other business entity which shall, whether by merger, consolidation, purchase or otherwise acquire all or substantially all of the Stock or assets of Banner, and successors of any such corporation or other business entity.

        7.     Amendment and Termination. Banner, acting through their Compensation Committees, may, at their sole discretion, amend or terminate this Plan at any time, provided that the amendment or termination shall not adversely affect the vested or accrued rights or benefits of any Participant without the Participant's prior consent. Any distribution of a Participant's Deferred Account shall not be deemed to adversely affect a Participant by reason of causing taxes to be paid or withheld.

        8.     Deferred Compensation and Benefits Trust. Upon the occurrence of any Change in Control, Banner shall transfer to the DCB Trust an amount of cash, marketable securities, Stock or other property acceptable to the trustee equal in value to one hundred five percent (105%) of the amount necessary, on an actuarial basis and calculated in accordance with the terms of the DCB Trust, to pay Banner's obligations with respect to all Deferred Account balances, determined in accordance with Section 4.7, under this Plan (the "Funding Amount"). The cash, marketable securities, Stock and other property so transferred shall be held, managed and disbursed by the trustee subject to and in accordance with the terms of the DCB Trust. In addition, from time to time, Banner shall make any and all additional transfers of cash, marketable securities or other property acceptable to the trustee as may be necessary in order to maintain the Deferred Account established by the Compensation Committees pursuant to this Plan. Notwithstanding Banner's transfer of cash,


marketable securities, Stock or other property, a Participant's sole investment option under this Plan is Stock.

                           Upon a Change in Control, the assets of the DCB Trust shall be used to pay benefits under this Plan, except to the extent Banner pays such benefits. Banner and any successor shall continue to be liable for the ultimate payment of those benefits.

        9.     Claims Procedure. Claims for benefits under this Plan shall be filed in writing, within sixty (60) days after the event giving rise to a claim, with Banner's senior human resources officer, who shall promptly forward such claim to the Compensation Committees. The Compensation Committees shall have absolute discretion to determine whether benefits are payable under this Plan, interpret and apply this Plan, evaluate the facts and circumstances, and make a determination with respect to the claim in the name and on behalf of Banner. The claim shall include a statement of all relevant facts and copies of all documents, materials, or other evidence that the claimant believes relevant to the claim. Banner shall notify the claimant in writing of the disposition of a claim within sixty (60) days after the claim is filed. The Compensation Committees, in their discretion, may extend this sixty- (60-) day period an additional sixty (60) days by providing written notice of the extension to the claimant before the original sixty- (60-) day period expires. If the claim is denied, the specific reasons for the denial shall be set forth in writing and pertinent provisions of this Plan shall be cited.

        10.     Arbitration, Jurisdiction and Venue. Any dispute, controversy or claim arising out of, in connection with or relating to this Plan or any breach or alleged breach of this Agreement, shall, upon exhausting the claims and claims review procedures described in Section 9, be submitted to and settled by arbitration in Walla Walla, Washington, pursuant to the rules then in effect of the American Arbitration Association (or at any other place or under any other form of arbitration mutually acceptable to the parties so involved). Any award rendered shall be final and conclusive upon the parties and a judgment on such award may be entered in the highest court of the forum, state or federal, having jurisdiction. The expenses of the arbitration shall be borne equally by the parties to the arbitration, provided that each party shall pay for and bear the cost of their respective own experts, evidence and counsel's fees. Any such claim for arbitration must be initiated no later than (a) one (1) year after the event(s) giving rise to the claim occurred, or (b) sixty (60) days after a final written decision was provided to the claimant under Section 9, whichever is sooner. The laws of the State of Washington shall apply.


Exhibit A

* * * * * *


DEFERRED COMPENSATION AGREEMENT
Stock Account

        This Agreement is made and entered into this _____ day of ___________, 200___, (the "Execution Date") by and among Banner Bank, Banner Corporation (collectively "Banner") and ________________________ (the "Participant") in accordance with Banner's 2004 Executive Officer and Director Stock Account Deferred Compensation Plan (the "Plan"). Under this Agreement and subject to the terms of the Plan, Banner and Participant agree as follows:

        THE PARTICIPANT AND BANNER ACKNOWLEDGE THAT THIS AGREEMENT AND THE PLAN MAY NEED TO BE AMENDED TO COMPLY WITH CERTAIN PROVISIONS AND REGULATIONS ESTABLISHED UNDER THE AMERICAN JOBS CREATION ACT OF 2004.

ELIGIBILITY / PLAN:

1.	The Participant is hereby designated as eligible to participate in the Plan.

2.	The Plan is incorporated into and made a part of this Agreement. Capitalized terms used, but not otherwise defined herein, shall have the meanings ascribed to them in the Plan.

DEFERRAL ELECTIONS:

Deferral of Cash Compensation for Credit of Stock

3.

In accordance with the Plan, the Participant may elect to defer a portion of Participant's Salary and Bonus. The Salary and Bonus otherwise earned by Participant beginning after the date of the following deferral election shall be reduced by the amount elected to be deferred. Any Salary or Bonus deferred shall be credited to the Participant's Deferred Account within a commercially reasonable time from the day the Participant would have been entitled to such Salary or Bonus had the Participant not elected to defer such Salary or Bonus. Any Salary or Bonus deferral shall be deemed invested in Stock. In no event shall a Participant be allowed to defer Salary, Bonus and, to the extent allowed by the Compensation Committees, Stock resulting from the exercise of or surrender of Stock Options in an amount less than $10,000 in a single year.

Employee Salary Deferral for Credit of Stock

4.

The Participant hereby irrevocably elects to defer receipt of ____%, or $___________, of Participant's Salary, as defined in the Plan, to be earned by Participant commencing the ____ day of ____________, 200___ (the "Salary Commencement Date"). This election shall apply to Salary earned for all periods after the Salary Commencement Date, unless Participant is permitted to change this deferral election as provided in the Plan.


Employee Bonus Deferral for Credit of Stock

5.

The Participant hereby irrevocably elects to defer receipt of ____%, or $___________, of Participant's Bonus, as defined in the Plan, to be earned by Participant commencing the ____ day of ____________, 200___ (the "Bonus Commencement Date"). This election shall apply to Bonuses earned for all periods after the Bonus Commencement Date, unless Participant is permitted to change this deferral election as provided in the Plan.

Director Board Fees Deferral for Credit of Stock

6.

The Participant hereby irrevocably elects to defer receipt of ____%, or $___________, of fees paid to Participant for attending board meetings ("Board Fees") that are to be earned by Participant commencing the ____ day of ____________, 200___ (the "Board Fees Commencement Date"). This election shall apply to Board Fees earned for all periods after the Board Fees Commencement Date, unless Participant is permitted to change this deferral election as provided in the Plan.

Director Committee Fees Deferral for Credit of Stock

7.

The Participant hereby irrevocably elects to defer receipt of ____%, or $___________, of fees paid to Participant for attending committee meetings ("Committee Fees") that are to be earned by Participant commencing the ____ day of ____________, 200___ (the "Committee Fees Commencement Date"). This election shall apply to Committee Fees earned for all periods after the Committee Fees Commencement Date, unless Participant is permitted to change this deferral election as provided in the Plan.

Surrender of Stock in Other Banner Deferred Compensation Plans to the Plan

8.

Effective the Execution Date and in accordance with the Plan, Participant hereby irrevocably elects to surrender to the Plan ____________ shares of Stock previously accumulated on behalf of the Participant under other Banner deferred compensation plans and held in the Master Trust. Stock accumulated under other deferred compensation plans or programs of Banner which is surrendered to and is accepted by the Plan shall not be equal to an amount less than $10,000 and shall be credited to a Participant's Deferred Account within a commercially reasonable time from the date of the surrender to and acceptance by the Plan.

[To the extent that Stock has been credited to a Participant's Deferred Account for at least six months from the deferral of Salary, Bonus or the surrender of Stock previously accumulated on behalf of the Participant under other Banner deferred compensation plans, such Stock may be used to satisfy the exercise price of Stock Options in accordance with Section 4.8.3 of the Plan as referenced in Section 11 of this Agreement.]


Deferral of Stock from Stock Options

Cash Exercise of Stock Option

9.

In accordance with Section 4.8.4 of the Plan and effective the ____ day of ___________, 200__ [effective date must be not less than six months following the Execution Date], the Participant hereby irrevocably elects to defer the receipt of the Profit Shares resulting from the exercise of the following nonqualified Stock Option grant in which Participant is fully vested: . The exercise date shall be the effective date previously stated in this Section 9. Upon the exercise of the previously referenced Stock Option grant, Participant shall deliver cash to the Compensation Committees equal to the exercise price. Upon receipt of the cash payment, the Compensation Committees shall credit the Participant's Deferred Account with the Profit Shares and return to the Participant outside of the Plan Stock with a Market Price equal to the exercise price.

Cashless Exercise of Stock Using A Participant's Stock Held Outside the Plan

10.

In accordance with Section 4.8.2 of the Plan and effective the ____ day of _________, 200__ [effective date must be not less than six months following the Execution Date], the Participant hereby irrevocably elects to defer the receipt of the Profit Shares resulting from the exercise of the following nonqualified Stock Option grant in which Participant is fully vested: . The exercise date shall be the effective date previously stated in this Section 10. Upon the exercise of the previously referenced Stock Option grant, Participant shall deliver Stock which has been owned for not less than six months by the Participant with a Market Price equal to the exercise price; provided, however, that the Compensation Committees, in their sole discretion, may allow Participant to attest to owning the requisite shares of Stock to be used in satisfying the exercise price. Upon receipt of the Stock or the Participant's attestation, the Compensation Committees shall credit the Participant's Deferred Account with the Profit Shares and return to the Participant any Stock or attestation used to satisfy the exercise price.

Cashless Exercise of Stock Using A Participant's Stock Held Inside the Plan

11.	In accordance with Section 4.8.3 of the Plan and effective the ____ day of ____________, 200__ [effective date must be not less than six months following the Execution Date], the Participant hereby irrevocably elects to defer the receipt of the Profit Shares resulting from the exercise of the following nonqualified Stock Option grant in which Participant is fully vested: . The exercise date shall be the effective date previously stated in this Section 11. Upon the exercise of the previously referenced Stock Option grant, the Compensation Committees shall use Stock credited to Participant's Deferred Account with a Market Price equal to the exercise price to satisfy the exercise price. [Only Stock that has been credited to Participant's Deferred Account for at

least six (6) months prior to the exercise and credited on account of a Participant's Salary or Bonus deferred under the Plan or Stock surrendered from another Banner deferred compensation plan that has been accepted by the Plan may be used to satisfy the exercise price.] The Compensation Committees shall credit the Participant's Deferred Account with the Profit Shares and any Stock used to satisfy the exercise price shall also be retained in the Participant's Deferred Account.

Surrender of Stock Option

12.

In accordance with Section 4.8.1 of the Plan and effective the ____ day of ____________, 200__ [effective date must be not less than six months following the Execution Date], the Participant hereby irrevocably elects to surrender Participant's rights under the following nonqualified Stock Option grant in which Participant is fully vested: on the effective date previously stated in this Section 12 and requests that the Profit Shares be credited to the Participant's Deferred Account.

Unfunded Plan

13.

The Participant acknowledges that any Salary, Bonus, Director Fees, Committee Fees, Stock deferrals or Stock surrendered to the Plan shall constitute an unfunded and unsecured promise of Banner to pay Participant such credited amount in accordance with the Participant's Distribution Election; and Participant has no present right, title or interest to such deferral.

Distribution Elections:

14.	Except as otherwise proved in the Plan, Participant hereby elects the following distribution beginning date:

_______	A. Upon Participant's Termination.
_______	B. Sixty (60) days after the end of the month in which Participant's Termination occurs.
_______	C. The later of one year from Participant's Termination or the Participant attaining age sixty-five (65), with the consent of the Compensation Committees and in accordance with the Plan.

[If a Participant has previously executed a Deferred Compensation Agreement pursuant to the Plan, any election made under this Section 14 must be identical to the distribution option previously elected.]


15.	Except as otherwise provided in the Plan, Participant hereby elects the following form of distribution of Participant's Deferred Account, as defined in the Plan:

_______	A. Lump-sum payment.
_______	B. Annual installment payments (estimated to be level payments) over a period of _____ years, not to exceed ten (10) years.

[If a Participant has previously executed a Deferred Compensation Agreement pursuant to the Plan, any election made under this Section 15 must be identical to the distribution option previously elected.]

        BANNER BELIEVES, BUT DOES NOT GUARANTEE, THAT A DEFERRAL ELECTION MADE IN ACCORDANCE WITH THE TERMS OF THE PLAN IS EFFECTIVE TO DEFER, UNTIL DISTRIBUTION, THE RECEIPT OF TAXABLE INCOME RELATED TO THE DEFERRAL OF COMPENSATION AND THE EXERCISE OF PARTICIPANT'S NON-QUALIFIED STOCK OPTIONS EXERCISED OR SURRENDERED PURSUANT TO THE PLAN.  THE PARTICIPANT HAS BEEN ADVISED TO CONSULT WITH PARTICIPANT'S ATTORNEY OR ACCOUNTANT FAMILIAR WITH FEDERAL AND STATE TAX LAWS REGARDING THE TAX IMPLICATIONS OF THIS DEFERRED COMPENSATION AGREEMENT AND THE PLAN.

        IN WITNESS WHEREOF, the parties hereto have entered into this Agreement on the date first above written.

Banner:                                                                        Participant:

By:  ________________________                            __________________________
        COMPENSATION COMMITTEES


EXHIBIT 10(s)

2004 EXECUTIVE OFFICER AND DIRECTOR INVESTMENT ACCOUNT
DEFERRED COMPENSATION PLAN


2004 Executive Officer and Director
Investment Account
Deferred Compensation Plan

* * * * * *

        1.     Purpose of this Plan. The purpose of the 2004 Executive Officer and Director Investment Account Deferred Compensation Plan (this "Plan") is to further the growth and development of Banner Bank (the "Bank") and Banner Corporation (the "Holding Company") (collectively "Banner") by providing a select group of senior management and Directors of Banner and their subsidiaries the opportunity to defer a portion of their Compensation, as defined herein, and thereby encourage their productive efforts on behalf of Banner. This Plan is also intended to provide Participants with an opportunity to supplement their retirement income through deferral of Compensation as provided herein.

        2.     Definitions.

                2.1     Beneficiary. The person designated by a Participant on Participant's Deferred Compensation Agreement to receive any Plan benefits payable after the Participant's Death.

                2.2     Bonus. Discretionary monetary bonuses earned by a Participant which are authorized and declared by the board of directors or Compensation Committees of Banner.

                2.3     Change in Control. A Change in Control shall mean an event deemed to occur if and when:

                        (a)     an offeror other than the Holding Company purchases shares of the stock of the Holding Company pursuant to a tender or exchange offer for such shares;

                        (b)     any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Holding Company representing twenty-five percent (25%) or more of the combined voting power of the Holding Company's then outstanding securities;

                        (c)     the membership of the Holding Company board of directors changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Holding Company board of directors at the end of such period; or

                        (d)     shareholders of the Holding Company approve a merger, consolidation, sale or disposition of all or substantially all of the Holding Company's assets,


regardless of whether the Holding Company is the surviving entity, or a plan of partial or complete liquidation.

                2.4     Compensation. A Participant's Salary and Bonus. Compensation (either Salary or Bonus) shall not include any amounts paid by Banner to a Participant that are not strictly monetary consideration for personal services, such as expense reimbursement, cost-of-living allowance, education allowance, premium on excess group life insurance or any qualified plan sponsored by Banner; the fact that an amount constitutes taxable income to the Participant shall not be controlling for this purpose. Compensation shall not include any taxable income realized by, or payments made to, a Participant as a result of the grant or exercise of an option to acquire stock of Banner or as a result of the disposition of such stock.

                2.5     Compensation Committees. The Compensation Committee of the Bank and Holding Company, as designated from time to time under the Compensation Committee Charter of Banner (the "Charter").

                2.6     Competitor. Any business, foreign or domestic, other than an affiliate of Banner, which is engaged, at any time relevant to the provisions of this Plan, in the banking industry or the sale or distribution of financial products or in the providing of services in competition with financial products sold or distributed or services provided by Banner or any subsidiary, partnership or joint venture of Banner. The determination of whether a business is a Competitor shall be made by Banner's counsel, in the counsel's sole discretion.

                2.7     Credited Interest. Interest credited to the Stable Account Value as described in Exhibit A, Investment Account Option II.

                2.8     Deferred Account. The record maintained by Banner for each Participant of the cumulative amount, adjusted for any distributions made pursuant to Section 5 as valued from time to time of (a) Compensation deferred pursuant to this Plan, (b) Credited Interest, and (c) imputed gains or losses on those amounts accrued as provided in Section 4.7.1.

                2.9     Deferred Compensation Agreement. A written agreement between a Participant and Banner in substantially the form set forth in Exhibit B, whereby a Participant agrees to defer receipt of a portion of Participant's Compensation and Banner agrees to make benefit payments in accordance with the provisions of this Plan.

                2.10     Deferred Compensation and Benefits Trust. The irrevocable trust (the "DCB Trust") established by Banner with an independent trustee for the benefit of Participants entitled to receive payments or benefits hereunder, the assets of which will be subject to claims of Banner's creditors in the event of bankruptcy or insolvency.


                2.11    Director. A duly elected member of the board of directors of the Bank or Holding Company.

                2.12     Disability. A physical or mental condition which prohibits a Participant from performing a substantial portion of the Participant's duties at Banner for a continuous period of time greater than six (6) months.

                2.13     Executive Officer. Any employee officer of Banner holding a position of senior vice president or higher.

                2.14     Investment Options. Any investment option established by the Compensation Committees from time to time, described in Exhibit A, to which Participants allocate their Deferred Account for purposes of determining the gains or losses to be assigned to the Deferred Account. Participants have no present right, title or interest to such Investment Options.

                2.15     Participant. An Executive Officer or Director who has entered into a written Deferred Compensation Agreement with Banner in accordance with the provisions of this Plan.

                2.16     Salary. A monetary payment to a Participant in the form of salary, commission, Director's fees or other payments solely for personal services rendered by a Participant to Banner during a calendar year, determined prior to giving effect to any deferral election under this Plan or any incentive compensation plan sponsored by Banner. "Salary" shall not include any amounts paid by Banner to a Participant that are not strictly monetary consideration for personal services, such as expense reimbursement, cost-of-living allowance, education allowance, premium on excess group life insurance or any qualified plan sponsored by Banner; the fact that an amount constitutes taxable income to the Participant shall not be controlling for this purpose.

                2.17     Stable Value Account. The Investment Option which pays interest at a rate equal to that rate earned in a calendar year by Banner on its earning assets as more particularly described in Exhibit A Investment Option II.

                2.18     Termination. The Executive Officer ceasing to be employed by Banner or a Participant no longer serving on the board of directors of Banner for any reason whatsoever, whether voluntarily or involuntarily, including by reason of early retirement, normal retirement, death or Disability, provided that a personnel transfer from Banner to a subsidiary or vice versa shall not be deemed a Termination for purposes of this Plan. Furthermore, if a Participant ceases to be employed as an Executive Officer of Banner, but remains a Director of Banner, a Termination shall not occur until such Participant ceases to serve as a Director of Banner unless such Participant requests, subject to the approval of the Compensation Committees, that a Termination be deemed


to have occurred. For purposes of this Plan, this definition shall also be used for the terms "Terminates" or "Terminated".

                2.19     Triggering Event. The occurrence of a Change in Control or a reduction of at least fifteen percent (15%) of the stockholders' equity in Banner during a twelve (12) month period. For purposes of determining the amount of a reduction of stockholders' equity, such determination shall be made quarterly by comparing Banner's quarterly financial statement against the previous year's corresponding quarterly financial statement.

        3.     Administration and Interpretation. The Compensation Committees shall have final discretion, responsibility, and authority to administer and interpret this Plan. This includes the discretion and authority to determine all questions of fact, eligibility, or benefits relating to this Plan. The Compensation Committees may also adopt any rules they deem necessary to administer this Plan. The Compensation Committees' exercising responsibilities relating to this Plan in accordance with this Section 3 shall be deemed to have been delegated the discretionary authority vested in Banner with respect to those responsibilities, unless limited in writing by the board of directors of Banner. As further specified in the Charter, the Compensation Committees of Banner shall operate separately with regard to the respective company, but shall attempt to a reasonable extent to coordinate their efforts in order to achieve a consistent policy. Any exercise of discretion by the Compensation Committees under this Plan may be applied on a Participant-by-Participant basis without establishing precedent or further commitment. Claims for benefits under this Plan shall be in accordance with Section 9. Any interpretation by the Compensation Committees shall be final and binding on the Participants.

        4.     Participant Deferral and Distribution Elections.

                4.1     Eligibility. The Compensation Committees shall identify Executive Officers and Directors who are eligible to participate in this Plan. Eligibility to participate in this Plan is solely at the discretion of the Compensation Committees and shall be limited to Executive Officers and Directors. Eligibility to participate in this Plan for any calendar year shall not confer the right to participate during any subsequent year.

                4.2     Execution of Agreement. A Participant who wishes to participate in this Plan must execute a Deferred Compensation Agreement for newly eligible individuals, within sixty (60) days after first becoming eligible to participate in this Plan (to defer Compensation for the remainder of that calendar year and subsequent years).

                4.3     Compensation Deferral Election. Each Participant shall have the opportunity to elect the amount of Participant's Compensation, within limits established by the Compensation Committees, to be earned subsequent to the date of election, which will be deferred in accordance with this Plan. The Compensation otherwise earned by a Participant beginning after


the date of the deferral election shall be reduced by the amount elected to be deferred. Elections to defer Compensation are irrevocable except as otherwise provided in this Plan. In no event shall a Participant be allowed to defer Compensation in an amount less than $10,000 in a single year. Any Compensation deferred shall be credited to the Participant's Deferred Account within a commercially reasonable time from the day the Participant would have been entitled to such Compensation had the Participant not elected to defer such Compensation.

                4.4     Change of Compensation Deferral Election.

                        (a)     A Participant who wishes to change an election to defer Compensation may do so at any time by notifying the respective Compensation Committees in writing prior to January 1 of the year for which the change in election is to be effective.

                        (b)     A Participant who wishes to change an election to defer Compensation after January 1 of any calendar year for which the change in election is to be effective must submit a written request to the Compensation Committees to change a Participant's deferral election. The request must state why the Participant believes Participant should be permitted to change the prior election. Acceptance or rejection of any such requests shall be in the sole discretion of the Compensation Committees. Requests will be reviewed as soon as administratively feasible and, if a change is permitted, the change will be effective for such Compensation payable following the date of the determination.

                4.5     Distribution Election. In the Deferred Compensation Agreement, a Participant shall elect a distribution option for the Participant's Deferred Account so deferred. Elections regarding distribution of Deferred Accounts under this Plan are irrevocable except as otherwise provided in this Plan.

                4.6     Change of Distribution Election. Participants who are current Directors or are actively employed by Banner or their subsidiaries may request, in writing, a change in their distribution election. The changed distribution election must be one of the distribution options in the original Deferred Compensation Agreement or as later permitted by the Compensation Committees. Banner must receive the request by the earlier of (a) January 1 of the year benefits are first scheduled to be paid, or (b) six (6) months before the first date benefits are scheduled to be paid. The request shall be approved or denied at the Compensation Committees' sole discretion. No change will be permitted that would allow a payment to be made earlier than originally elected in the Deferred Compensation Agreement.

                4.7     Deferred Account Balances, Allocations and Adjustments. Banner shall maintain a record of each Participant's Deferred Account balance and allocations. Each Participant (a) must allocate Participant's current deferrals of Compensation and Deferred Account to one or more of the Investment Options established by the Compensation Committees


from time to time and (b) may choose to change the allocation of Participant's current deferrals of Compensation and Deferred Account among the different Investment Options in accordance with this Plan.

                        4.7.1     Each Participant's Deferred Account balance shall be adjusted to reflect Compensation deferred, Credited Interest, gains or losses attributable to the Investment Options selected by the Participant and distributions made pursuant to Section 5. Credited Interest or any gains attributable to an Investment Option shall be deemed to be reinvested in the Investment Option generating such Credited Interest or gains. Computation of the Credited Interest, gains or losses of the Deferred Account shall be at Banner's sole discretion. Deferred Accounts shall be valued, for all purposes under this Plan, as of 2:00 p.m. Pacific time on the last day of the year or as otherwise required. The Compensation Committees shall submit to each Participant within one hundred twenty (120) days after the close of each calendar year and at such other times as determined by the Compensation Committees, a statement setting forth the value of a Deferred Account maintained for each Participant. For purposes of valuing a mutual fund, the market price of a share in such mutual fund shall be the value quoted by the Wall Street Journal. If a mutual fund is not quoted by the Wall Street Journal, the market price shall be a value determined by the Compensation Committees in good faith on such means as they deem appropriate. For purposes of valuing the Stable Account, the Compensation Committees shall Compute the Credited Interest in accordance with Investment Option III listed on Exhibit A. For purposes of valuing life insurance, the value shall equal the cash surrender value of a policy.

                        4.7.2     Participants who are continuing employees or Directors may change the allocation of current deferrals or Deferred Account balance to or from any Investment Account by notifying the respective Companies' senior human resources officer in writing prior to January 1 of the year for which the change in election is to be effective; provided, however, the Compensation Committees in their sole discretion may allow a Participant to change Participant's Deferred Account allocation at any time. Such discretionary change shall be effective as of the date determined by the Compensation Committees in their sole discretion.

                        4.7.3     In accordance with Section 5.2, Participants who are Terminated Directors or employees shall have Participant's entire Investment Account balance allocated to the Stable Value Account.

                        4.7.4     Notwithstanding Section 4.7.2, Deferred Account balances allocated to the Stable Value Account may not thereafter be allocated to any other Investment Accounts without the consent of the Compensation Committees, which consent shall be in the sole discretion of the Compensation Committees.


                      5.     Distributions.

                5.1     Distributions in General. Banner shall distribute the Deferred Accounts as elected by each Participant in the applicable Deferred Compensation Agreement, except as otherwise provided in this Section 5.

                5.2     Plan Benefits Upon Termination. Upon a Participant's Termination for reasons other than death or Disability, the Participant's entire Deferred Account shall be automatically allocated to the Stable Value Account, notwithstanding any elections or allocation decisions previously made by the Participant. From and after the date of Termination, the Participant shall have no rights under this Plan to alter the Investment Account to which Participant's Deferred Account is allocated, or to request any change in previous distribution election(s). Distributions under this Section 5.2 shall be made in accordance with the election specified in the Participant's Deferred Compensation Agreement.

                5.3     Disability. If a Participant Terminates employment prior to attaining age sixty-five (65) due to a Disability, the Participant may apply to the Compensation Committees to have Participant's account distributed in monthly installments over a 10-year period commencing on the first day of the month following the month in which the Compensation Committees approve the request, notwithstanding any prior distribution election. The Compensation Committees may, in their sole discretion, approve or deny the request.

                5.4     Distributions Following Participant Death; Designation of Beneficiary. A Participant shall designate a Beneficiary by filing a written notice of designation with the Compensation Committees in such form as the Compensation Committees may prescribe. If a Participant dies either before benefit payments have commenced under this Plan or after Participant's benefits have commenced but before Participant's entire Deferred Account has been distributed, Participant's designated Beneficiary shall receive any benefit payments in accordance with the Deferred Compensation Agreement; provided, however, a Beneficiary may request a lump sum payment be made to such Beneficiary upon the consent of the Compensation Committees, which consent shall be in the sole discretion of the Compensation Committees. If no designation is in effect when any benefits payable under this Plan become due, the Beneficiary shall be the spouse of the Participant or, if no spouse is then living, the Participant's estate.

                5.5     Service With A Competitor. If a Participant provides services for remuneration to a Competitor following Participant's Termination, then notwithstanding anything in this Plan to the contrary, the Participant's entire Deferred Account balance may be distributed in a single lump sum as soon as administratively feasible, at the sole discretion of the Compensation Committees.

                5.6     Hardship Distribution. If serious and unanticipated financial hardship occurs, a Participant may request a lump-sum distribution of all or a portion of Participant's Deferred Account balance. The Participant shall document, to the Compensation Committees'


satisfaction, that distribution of Participant's account is necessary to satisfy an unanticipated, immediate, and serious financial need, and that the Participant does not have access to other funds sufficient to satisfy the need. Upon receipt of a request under this Section 5.6, the Compensation Committees may, in their sole discretion, distribute all or a portion of the Participant's account balance in a lump sum, to the extent necessary to satisfy the unanticipated financial hardship. The Participant shall sign all documentation requested by the Compensation Committees relating to the distribution. If a Participant makes a request and receives all or a portion of Participant's Deferred Account balance under this provision, Participant shall not be eligible to participate in any nonqualified deferred compensation plan maintained by Banner, including this Plan, for the remainder of the year and the following twelve (12) months after the request. In addition, any deferred compensation agreement under any nonqualified deferred compensation plan of Banner shall not be effective with respect to Compensation payable to the Participant during the remainder of that year and the following twelve- (12-) month period.

                5.7     Premature Distribution With Penalty. Notwithstanding any provision in this Plan to the contrary, a Participant, whether employed or Terminated, or Beneficiary may, at any time after a Triggering Event, request in writing a single lump-sum payment of the amount credited to Participant's Deferred Account under this Plan. The amount of the payment shall be equal to (a) the Participant's Deferred Account balance, determined in accordance with Section 4.7.1 as of the payment date, reduced by (b) an amount equal to ten percent (10%) of the Deferred Account balance. The payment shall be made within thirty (30) days of the date on which Banner receives the request for the distribution. If a Participant makes a request under this provision, Participant shall not be eligible to participate in any nonqualified deferred compensation plan maintained by Banner, including this Plan, for the remainder of the year and the following twelve (12) months after the request. In addition, any deferred compensation agreement under any nonqualified deferred compensation plan of Banner shall not be effective with respect to Compensation payable to the Participant during the remainder of that year and the following twelve- (12-) month period.

                5.8     Small Account Distributions. On the date of Termination, if a Participant's Deferred Account balance, determined in accordance with Section 4.7.1, is less than $50,000, Banner shall promptly distribute the entire Deferred Account balance to the Participant, and the Participant shall have no further rights or benefits under this Plan. Notwithstanding Section 5.2, upon Termination, if the Deferred Account balance, determined in accordance with Section 4.7.1, is greater than $50,000, but less than $100,000, the Deferred Account shall be paid over a period not longer than three (3) years.


                              5.9     Commencement of Payments.

                        5.9.1      General Rule. Unless requested by a Participant and approved by the Compensation Committees, payment shall commence no later than sixty (60) days after the end of the month in which the Termination occurs.

                        5.9.2      Deferral of Commencement Payments. The Compensation Committees may, in their sole discretion, allow a Participant to defer the commencement of payment under this Plan for a period not to exceed the greater of: (i) one (1) year, or (ii) until the Participant attains age sixty-five (65). Notwithstanding the preceding sentence, such deferral election must be made not less than twelve (12) months prior to the Termination of the Participant.

                5.10     Benefits Payable to Incompetents. If the Compensation Committees find that any Participant or Beneficiary to whom a benefit is payable under this Plan is unable to care for the Participant's or Beneficiary's affairs because of illness or accident, any payment due (unless prior claim therefore shall have been made by a duly authorized guardian or other legal representative) may be paid, upon appropriate indemnification of the Compensation Committees, to the spouse or other legal guardian of the Participant. Any such payment shall be a payment for the account of the Participant and shall be a complete discharge of any liability of this Plan therefor.

        6.     Miscellaneous.

                6.1     Unfunded Plan. This Plan is an unfunded plan maintained primarily to provide deferred Compensation benefits for a select group of Executive Officers and Directors. This Plan is not intended to create an investment contract, but instead is intended to provide tax planning opportunities and retirement benefits to eligible individuals who have elected to participate in this Plan. Eligible individuals are a select group of Directors and Executive Officers who, by virtue of their position with Banner, are uniquely informed as to Banner's operations and have the ability to materially affect Banner's profitability and operations.

                6.2     Unsecured General Creditor. Participants and their beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, interest, or claims in any property or assets of Banner, this Plan or the DCB Trust. Except as provided in Section 8, the assets of Banner are not required to be held under any trust for the benefit of Participants, their beneficiaries, heirs, successors, or assigns, or held in any way as collateral security for the fulfilling of the obligations of Banner under this Plan. Any and all Banner assets shall be, and remain, the general, unpledged and unrestricted assets of Banner. A Participant shall have no present right, title or interest to any Investment Option under this Plan. Banner's oblation under this Plan shall be an unfunded and unsecured promise of Banner to pay in the future.

                6.3     Nonassignability. Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber,


transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are, expressly declared to be unassignable and non-transferable. No part of the amounts payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or in the event of Participant's or any other person's bankruptcy or insolvency.

                6.4     Taxes. The Compensation Committees shall withhold from payments made under this Plan all income, employment or other taxes required to be withheld from distributions to a Participant under Section 5 of this Plan for the federal or any state or local government as determined in the sole discretion of the Compensation Committees.

                6.5     Construction. This Plan shall be construed according to the laws of the State of Washington.

                6.6     Notice. Any notice or filing required or permitted to be given to the Compensation Committees under this Plan shall be sufficient if in writing and hand delivered, or sent by registered or certified mail, to any member of the Compensation Committees or Banner's registered agent. Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

                6.7     Service Providers. The Compensation Committees may, in their sole discretion, retain one or more independent entities to provide services to Banner in connection with the operation and administration of this Plan. Except as may be specifically delegated or assigned to any such entity in writing, the Compensation Committees shall retain all discretionary authority under this Plan. No Participant or other person shall be a third party beneficiary with respect to, or have any rights or recourse under, any contractual arrangement between Banner and any such service provider.

                6.8     Severability. If any of the provisions of this Plan shall be held invalid, the remainder of this Plan shall not be affected thereby.

                6.9     Indemnification. Banner shall indemnify and hold harmless the members of the Compensation Committees, and each of them, from and against any and all loss resulting from liability to which the Compensation Committees, or the members of the Compensation Committees, may be subjected by reason of any act or conduct (except willful misconduct, fraud or gross negligence) in their official capacities in the administration of this Plan including, all expenses reasonably incurred in their defense, in case Banner fails to provide such defense.

                6.10     Expenses. All expenses and costs incurred in connection with the administration and operation of this Plan shall be borne by Banner. Banner shall pay the Participant


all out-of-pocket expenses, including attorneys' fees, incurred by Participant in connection with the successful enforcement by Participant of the Triggering Event provisions under this Plan, if such Triggering Event is contested by the Compensation Committees.

                6.11     Not a Contract of Employment. The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between Banner and the Participant, and the Participant (or Participant's Beneficiary) shall have no rights against Banner except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of Banner or to interfere with the right of Banner to discipline or discharge a Participant at any time.

                6.12     Successors. The provisions of this Plan shall bind and inure to the benefit of Participant and Banner and their successors and assigns. The term successors as used herein shall include any Beneficiary and any corporate or other business entity which shall, whether by merger, consolidation, purchase or otherwise acquire all or substantially all of the Stock or assets of Banner, and successors of any such corporation or other business entity.

        7.     Amendment and Termination. Banner, acting through their Compensation Committees, may, at their sole discretion, amend or terminate this Plan at any time, provided that the amendment or termination shall not adversely affect the vested or accrued rights or benefits of any Participant without the Participant's prior consent. Any distribution of a Participant's Deferred Account shall not be deemed to adversely affect a Participant by reason of causing taxes to be paid or withheld.

        8.     Deferred Compensation and Benefits Trust. Upon the occurrence of any Change in Control, Banner shall transfer to the DCB Trust an amount of cash, marketable securities, or other property acceptable to the trustee equal in value to one hundred five percent ( 105%) of the amount necessary, on an actuarial basis and calculated in accordance with the terms of the DCB Trust, to pay Banner's obligations with respect to all Deferred Account balances, determined in accordance with Section 4.7.1 under this Plan (the "Funding Amount"). The cash, marketable securities and other property so transferred shall be held, managed and disbursed by the trustee subject to and in accordance with the terms of the DCB Trust. In addition, from time to time, Banner shall make any and all additional transfers of cash, marketable securities or other property acceptable to the trustee as may be necessary in order to maintain the Deferred Account established by the Compensation Committees pursuant to this Plan.

                Upon a Change in Control, the assets of the DCB Trust shall be used to pay benefits under this Plan, except to the extent Banner pays such benefits. Banner and any successor shall continue to be liable for the ultimate payment of those benefits.


        9.     Claims Procedure. Claims for benefits under this Plan shall be filed in writing, within sixty (60) days after the event giving rise to a claim, with Banner's senior human resources officer, who shall promptly forward such claim to the Compensation Committees. The Compensation Committees shall have absolute discretion to determine whether benefits are payable under this Plan, interpret and apply this Plan, evaluate the facts and circumstances, and make a determination with respect to the claim in the name and on behalf of Banner. The claim shall include a statement of all relevant facts and copies of all documents, materials, or other evidence that the claimant believes relevant to the claim. Banner shall notify the claimant in writing of the disposition of a claim within sixty (60) days after the claim is filed. The Compensation Committees, in their discretion, may extend this sixty- (60-) day period an additional sixty (60) days by providing written notice of the extension to the claimant before the original sixty- (60-) day period expires. If the claim is denied, the specific reasons for the denial shall be set forth in writing and pertinent provisions of this Plan shall be cited.

        10.    Arbitration, Jurisdiction and Venue. Any dispute, controversy or claim arising out of, in connection with or relating to this Plan or any breach or alleged breach of this Agreement shall, upon exhausting the claims and claims review procedures described in Section 9, be submitted to and settled by arbitration in Walla Walla, Washington, pursuant to the rules then in effect of the American Arbitration Association (or at any other place or under any other form of arbitration mutually acceptable to the parties so involved). Any award rendered shall be final and conclusive upon the parties and a judgment on such award may be entered in the highest court of the forum, state or federal, having jurisdiction. The expenses of the arbitration shall be borne equally by the parties to the arbitration, provided that each party shall pay for and bear the cost of their respective own experts, evidence and counsel's fees. Any such claim for arbitration must be initiated no later than (a) one (1) year after the event(s) giving rise to the claim occurred, or (b) sixty (60) days after a final written decision was provided to the claimant under Section 9, whichever is sooner. The laws of the State of Washington shall apply.


Exhibit A

* * * * * *

Investment Options:

I.	Mutual Funds designated by the Compensation Committees, which shall be similar to those mutual funds provided in Banner's 401(k) plan.

II.	Stable Value Account, which is a notional account which shall pay interest, compounded annually, on the Participant's accrued Deferred Account balance. For purposes of this notional account, the rate of interest shall equal the rate of earnings on the Bank's "earning assets" over the previous year, as reported on the Holding Company's Annual 10K Form. All accrued interest shall represent an unfunded obligation of Banner. The interest shall be credited to a Participant's Deferred Account on the last day of the year; provided, however, any interest earned shall be based upon the average daily balance of the Stable Value Account over the preceding year.

III.	Life Insurance on the life of the respective Participant.


Exhibit B

* * * * * *


DEFERRED COMPENSATION AGREEMENT
 Investment Account

        THIS AGREEMENT is made and entered into this _____ day of ___________, 200__, (the "Execution Date") by and among BANNER BANK, BANNER CORPORATION (collectively "BANNER") and ________________________ (the "Participant") in accordance with Banner's 2004 Executive Officer and Director Investment Account Deferred Compensation Plan (the "Plan"). Under this Agreement and subject to the terms of the Plan, Banner and Participant agree as follows:

        THE PARTICIPANT AND BANNER ACKNOWLEDGE THAT THIS AGREEMENT AND THE PLAN MAY NEED TO BE AMENDED TO COMPLY WITH CERTAIN PROVISIONS AND REGULATIONS ESTABLISHED UNDER THE AMERICAN JOBS CREATION ACT OF 2004.

ELIGIBILITY / PLAN:

1.	The Participant is hereby designated as eligible to participate in the Plan.

2.	The Plan is incorporated into and made a part of this Agreement. Capitalized terms used, but not otherwise defined herein, shall have the meanings ascribed to them in the Plan.

DEFERRAL ELECTIONS:

Deferral of Cash Compensation for Credit to Deferred Account

3.

In accordance with the Plan, the Participant may elect to defer a portion of Participant's Salary and Bonus. The Salary and Bonus otherwise earned by Participant beginning after the date of the following deferral election shall be reduced by the amount elected to be deferred. Any Salary or Bonus deferred shall be credited to the Participant's Deferred Account within a commercially reasonable time from the day the Participant would have been entitled to such Salary or Bonus had the Participant not elected to defer such Salary or Bonus. Any Salary or Bonus deferral shall be deemed invested in the investment alternatives selected by the Participant in accordance with Section 9 of this Agreement. In no event shall a Participant be allowed to defer Salary and Bonus in an amount less than $10,000 in a single year.

Employee Salary Deferral for Credit to Deferred Account

4.

The Participant hereby irrevocably elects to defer receipt of ____%, or $___________, of Participant's Salary, as defined in the Plan, to be earned by Participant commencing the ____ day of ____________, 200___ (the "Salary Commencement Date"). This election shall apply to Salary earned for all periods after the Salary Commencement Date, unless Participant is permitted to change this deferral election as provided in the Plan.


Employee Bonus Deferral for Credit to Deferred Account

5.

The Participant hereby irrevocably elects to defer receipt of ____%, or $___________, of Participant's Bonus, as defined in the Plan, to be earned by Participant commencing the ____ day of ____________, 200___ (the "Bonus Commencement Date"). This election shall apply to Bonuses earned for all periods after the Bonus Commencement Date, unless Participant is permitted to change this deferral election as provided in the Plan.

Director Board Fees Deferral for Credit to Deferred Account

6.

The Participant hereby irrevocably elects to defer receipt of ____%, or $___________, of fees paid to Participant for attending board meetings ("Board Fees") that are to be earned by Participant commencing the ____ day of ____________, 200___ (the "Board Fees Commencement Date"). This election shall apply to Board Fees earned for all periods after the Board Fees Commencement Date, unless Participant is permitted to change this deferral election as provided in the Plan.

Director Committee Fees Deferral for Credit to Deferred Account

7.

The Participant hereby irrevocably elects to defer receipt of ____%, or $___________, of fees paid to Participant for attending committee meetings ("Committee Fees") that are to be earned by Participant commencing the ____ day of ____________, 200___ (the "Committee Fees Commencement Date"). This election shall apply to Committee Fees earned for all periods after the Committee Fees Commencement Date, unless Participant is permitted to change this deferral election as provided in the Plan

Unfunded Plan

8.

The Participant acknowledges that any Salary, Bonus, Director Fees or Committee Fees deferred in accordance with the Plan shall constitute an unfunded and unsecured promise of Banner to pay Participant such credited amount in accordance with the Participant's Distribution Election; and Participant has no present right, title or interest to such deferral.


INVESTMENT ELECTIONS:

9.	Participant hereby elects to allocate Compensation deferred under this Agreement to be deemed invested in the following Investment Options:

                  ING National Trust NA Available Funds:

A.	Templeton Foreign Fund - Class A - 176	_______%
B.	Templeton Growth Fund, Inc. - Class A - 177	_______%
C.	Ariel Appreciation Fund - 456	_______%
D.	Ariel Fund - 187	_______%
E.	Baron Growth Fund - 920	_______%
F.	Fidelity® Advisor Mid Cap Fund - Class T - 212	_______%
G.	Lord Abbett Mid-Cap Value Fund - Class A - 976	_______%
H.	The Growth Fund of America® - Class R-3 - 487	_______%
I.	Pioneer Fund - Class A - 923	_______%
J.	Washington Mutual Investors FundSM - Class R-3 - 482	_______%
K.	Scudder Equity 500 Index - Investment - 550	_______%
L.	American Balanced Fund® - Class R-3 - 341	_______%
M.	ING GNMA Income Fund - Class A - 363	_______%
N.	Pioneer High Yield Fund - Class A - 948	_______%
O.	ING Aeltus Money Market Fund - Class A - 467	_______%

                  Stable Value Account:

P.

A notional account which shall pay interest compounded annually at a rate of interest equal to the rate of earnings on Banner Corporation's "earning assets" over the previous year, as reported on Banner Corporation's Annual 10K Form.

_______%

                  Life Insurance:

Q.	Life Insurance	_______%

              TOTAL (combined total for all allocations must equal 100%)                                          100%

Distribution Elections:

10.	Except as otherwise proved in the Plan, Participant hereby elects the following distribution beginning date:

_____A.	Upon Participant's Termination.
_____ B.	Sixty (60) days after the end of the month in which Participant's Termination occurs.
_____ C.	The later of one year from Participant's Termination or the Participant attaining age sixty-five (65), with the consent of the Compensation Committees and in accordance with the Plan.

[If a Participant has previously executed a Deferred Compensation Agreement pursuant to the Plan, any election made under this Section 10 must be identical to the distribution option previously elected.]

11.	Except as otherwise provided in the Plan, Participant hereby elects the following form of distribution of Participant's Deferred Account, as defined in the Plan:

_____ A.	Lump-sum payment.
_____ B.	Annual installment payments (estimated to be level payments) over a period of ______ years, not to exceed ten (10) years.

[If a Participant has previously executed a Deferred Compensation Agreement pursuant to the Plan, any election made under this Section 11 must be identical to the distribution option previously elected.]

        BANNER BELIEVES, BUT DOES NOT GUARANTEE, THAT A DEFERRAL ELECTION MADE IN ACCORDANCE WITH THE TERMS OF THE PLAN IS EFFECTIVE TO DEFER, UNTIL DISTRIBUTION, THE RECEIPT OF TAXABLE INCOME RELATED TO THE DEFERRAL OF COMPENSATION PURSUANT TO THE PLAN.  THE PARTICIPANT HAS BEEN ADVISED TO CONSULT WITH PARTICIPANT'S ATTORNEY OR ACCOUNTANT FAMILIAR WITH FEDERAL AND STATE TAX LAWS REGARDING THE TAX IMPLICATIONS OF THIS DEFERRED COMPENSATION AGREEMENT AND THE PLAN.

       IN WITNESS WHEREOF, the parties hereto have entered into this Agreement on the date first above written.

Banner:                                                                Participant:

By:  _______________________                      ________________________
       COMPENSATION COMMITTEES

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


EXHIBIT 23.1

Consent of Registered Independent Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, 333-71625, and 333-67168 of Banner Corporation and subsidiaries on Form S-8 of our reports dated March 13, 2006, with respect to the consolidated statements of financial condition of Banner Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2005, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, and the effectiveness of internal control over financial reporting as of December 31, 2005, which reports appear in the December 31, 2005, annual report on Form 10-K of Banner Corporation.

/s/ Moss Adams LLP

Spokane, Washington
March 13, 2006


EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, 333-71625, and 333-67168 on Forms S-8 of our report dated March 11, 2004, relating to the financial statements of Banner Corporation and subsidiaries for the year ended December 31, 2003, appearing in this Annual Report on Form 10-K of Banner Corporation and subsidiaries for the year ended December 31, 2005.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 13, 2006

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 13, 2006	/s/D. Michael Jones
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 13, 2006	/s/Lloyd W. Baker
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
March 13, 2006	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

March 13, 2006	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer
