Form 10-Q
period 2006-03-31
BANNER CORP
filed 2006-05-10
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,2006 .

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________ :

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)

10 South First Avenue, Walla Walla, Washington 99362 (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (509) 527-3636

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one)
Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of April 30, 2006 12,155,393 shares*

* Includes 301,786 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts.


BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	16

Executive Overview	16

Comparison of Financial Condition at March 31, 2006 and December 31, 2005	17

Comparison of Results of Operations for the Quarters Ended March 31, 2006 and 2005	19

Asset Quality	24

Liquidity and Capital Resources	26

Financial Instruments with Off-Balance-Sheet Risk	26

Capital Requirements	27

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	28

Sensitivity Analysis	28

Item 4 - Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	33

Item 1A - Risk Factors	33

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 - Defaults upon Senior Securities	33

Item 4 - Submission of Matters to a Vote of Stockholders	33

Item 5 - Other Information	33

Item 6 - Exhibits	34

SIGNATURES	35


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2006 and December 31, 2005

	March 31	December 31
ASSETS	2006	2005
Cash and due from banks	$82,923	$116,448
Securities available for sale, cost $255,367 and $264,087, respectively
Encumbered	18,534	19,579
Unencumbered	230,478	240,705
	249,012	260,284

Securities held to maturity, fair value $50,995 and $52,398, respectively	49,993	50,949

Federal Home Loan Bank stock	35,844	35,844
Loans receivable:
Held for sale, fair value $4,258 and $4,802	4,208	4,779
Held for portfolio	2,566,323	2,434,952
Allowance for loan losses	(31,894)	(30,898)
	2,538,637	2,408,833

Accrued interest receivable	16,881	17,395
Real estate owned, held for sale, net	287	315
Property and equipment, net	51,136	50,205
Goodwill and other intangibles, net	36,306	36,280
Deferred income tax asset, net	8,488	7,606
Bank-owned life insurance	37,313	36,930
Other assets	15,137	19,466
	$3,121,957	$3,040,555
LIABILITIES
Deposits:
Non-interest-bearing	$325,265	$328,840
Interest-bearing transactions and savings accounts	801,048	792,370
Interest-bearing certificates	1,290,143	1,202,103
	2,416,456	2,323,313

Advances from Federal Home Loan Bank	268,930	265,030
Other borrowings	78,900	96,849
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	97,942	97,942
Accrued expenses and other liabilities	26,907	29,503
Deferred compensation	6,546	6,253
Income taxes payable	591	--
	2,896,272	2,818,890
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value per share, 27,500,000 shares authorized, 13,201,418 shares issued: 11,845,206 shares and 11,782,356 shares outstanding at March 31, 2006 and December 31, 2005, respectively.	131,574	130,573
Retained earnings	101,417	96,783
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(4,384)	(2,736)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost: 301,786 and 300,120 restricted shares outstanding at March 31, 2006 and December 31, 2005, respectively	(2,494)	(2,480)

Carrying value of shares held in trust for stock related compensation plans	(7,137)	(8,464)
Liability for common stock issued to deferred, stock related, compensation plans	6,709	7,989
	(428)	(475)
	225,685	221,665
	$3,121,957	$3,040,555

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except for per share amounts)
For the Quarters Ended March 31, 2006 and 2005

	2006	2005
INTEREST INCOME:
Loans receivable	$49,126	$36,137
Mortgage-backed securities	2,083	3,673
Securities and cash equivalents	1,778	2,849
	52,987	42,659
INTEREST EXPENSE:
Deposits	17,431	10,414
Federal Home Loan Bank advances	3,126	5,617
Other borrowings	698	332
Junior subordinated debentures	1,828	1,067
	23,083	17,430

Net interest income before provision for loan losses	29,904	25,229

PROVISION FOR LOAN LOSSES	1,200	1,203
Net interest income	28,704	24,026

OTHER OPERATING INCOME:
Deposit fees and other service charges	2,492	2,004
Mortgage banking operations	1,152	1,231
Loan servicing fees	390	439
Miscellaneous	468	323
Gain (loss) on sale of securities	--	--
Total other operating income	4,502	3,997

OTHER OPERATING EXPENSES:
Salary and employee benefits	15,489	13,793
Less capitalized loan origination costs	(2,592)	(2,041)
Occupancy and equipment	3,794	3,227
Information/computer data services	1,300	1,117
Professional services	532	801
Advertising	1,442	1,351
Miscellaneous	3,233	3,055
Total other operating expenses	23,198	21,303

Income before provision for income taxes	10,008	6,720

PROVISION FOR INCOME TAXES	3,220	2,013

NET INCOME	$6,788	$4,707

Earnings per common share (see Note 5):
Basic	$0.58	$0.41
Diluted	$0.56	$0.39
Cumulative dividends declared per common share:	$0.18	$0.17

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2006 and 2005

	2006	2005
NET INCOME	$6,788	$4,707

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $(893) and $(2,550), respectively	(1,648)	(4,725)
Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $0 and $0, respectively	--	--
Other comprehensive income (loss)	(1,648)	(4,725)

COMPREHENSIVE INCOME (LOSS)	$5,140	$(18)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Quarters Ended March 31, 2006 and 2005

	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2005	$127,460	$92,327	$(888)	$(3,096)	$(583)	$$215,220
Net income		4,707				4,707

Change in valuation of securities available for sale, net of income taxes			(4,725)			(4,725)

Cash dividend on common stock ($.17/share cumulative)		(1,952)				(1,952)

Purchase and retirement of common stock	(233)					(233)

Proceeds from issuance of common stock for exercise of stock options	582					582

Net issuance of stock through employees' stock plans, including tax benefit	20					20

Amortization of compensation related to MRP					44	44
BALANCE, March 31, 2005	$127,829	$95,082	$(5,613)	$(3,096)	$(539)	$213,663

BALANCE, January 1, 2006	$130,573	$96,783	$(2,736)	$(2,480)	$(475)	$221,665
Net income		6,788				6,788

Change in valuation of securities available for sale, net of income taxes			(1,648)			(1,648)

Cash dividend on common stock ($.18/share cumulative)		(2,154)				(2,154)

Purchase and retirement of common stock	(258)					(258)

Proceeds from issuance of common stock for exercise of stock options	1,089					1,089

Net issuance of stock through employees' stock plans, including tax benefit	(10)			(14)		(24)

Amortization of compensation related to stock options	180					180

Amortization of compensation related to MRP					47	47
BALANCE, March 31, 2006	$131,574	$101,417	$(4,384)	$(2,494)	$(428)	$225,685

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2006 and 2005

	2006	2005
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,119)	(1,344)
Purchase and retirement of common stock	(8)	(8)
Issuance of common stock to exercised stock options and/or employee stock plans	73	42
Number of shares retired, end of period	(1,054)	(1,310)

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	12,147	11,891

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(300)	(375)
Adjustment of earned shares	(2)	--
Number of shares, end of period	(302)	(375)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES:
Net income	$6,788	$4,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,414	1,173
Deferred income and expense, net of amortization	252	824
Loss (gain) on sale of securities	--	--
Increase in cash surrender value of bank-owned life insurance	(383)	(402)
Gain on sale of loans, excluding capitalized servicing rights	(788)	(1,230)
Loss (gain) on disposal of real estate held for sale and property and equipment	(35)	55
Provision for losses on loans and real estate held for sale	1,200	1,208
FHLB stock (dividend) reversal	--	29
Net change in:
Loans held for sale	571	(1,072)
Other assets	4,878	(1,959)
Other liabilities	(1,581)	2,177
Net cash provided by operating activities	12,316	5,510

INVESTING ACTIVITIES:
Purchases of available for sale securities	--	(18,989)
Principal repayments and maturities of available for sale securities	8,621	18,529
Proceeds from sales of available for sale securities	--	--
Purchases of held to maturity securities	--	(765)
Principal repayments and maturities of held to maturity securities	938	144
Origination of loans, net of principal repayments	(209,215)	(146,280)
Purchases of loans and participating interest in loans	(16)	(23)
Proceeds from sales of loans and participating interest in loans	78,308	78,206
Purchases of property and equipment-net	(2,345)	(4,172)
Proceeds from sale of real estate held for sale-net	221	530
Other	(115)	(34)
Net cash used by investing activities	(123,603)	(72,854)

FINANCING ACTIVITIES:
Increase in deposits	93,143	68,621
Proceeds from FHLB advances	408,900	771,400
Repayment of FHLB advances	(405,000)	(760,000)
Repayment of repurchase agreement borrowings	(869)	(2,552)
Increase (decrease) in other borrowings, net	(17,080)	(2,301)
Cash dividends paid	(2,116)	(1,946)
Repurchases of stock, net of forfeitures	(258)	(233)
ESOP shares earned (returned)	(47)	--
Exercise of stock options	1,089	582
Net cash provided by financing activities	77,762	73,571

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(33,525)	6,227

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	116,448	51,767
CASH AND DUE FROM BANKS, END OF PERIOD	$82,923	$57,994

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2006 and 2005

	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$22,115	$16,667
Taxes paid in cash	10	4
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	9	50
Net change in accrued dividends payable	38	6
Change in other assets/liabilities	1,426	59
Recognize tax benefit of vested MRP shares	23	20

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Critical Accounting Policies

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of commercial banking through its wholly owned subsidiary, Banner Bank (the Bank). The Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington, and its 58 branch offices and 12 loan production offices located in 24 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan and lease losses and the valuation of investment securities, goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC). Management believes that the judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Stock Compensation Plans: The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), a restricted stock grant plan; the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (together, SOPs) which are described in Note 6. Prior to fiscal 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. Compensation costs related to restricted stock and stock options granted below fair value were recognized in the consolidated statements of income.

In December 2004, FASB issued SFAS 123 (revised 2004), "Share-Based Payment," (SFAS 123(R)). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The Company's income before income taxes and net income for the quarter ended March 31, 2006 were lower by $179,900 and $170,700, respectively, than would have been the case if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the same period were $0.01 and $0.01 lower, respectively, due to the Company adopting SFAS 123(R).

Prior to adopting SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.

Certain reclassifications have been made to the 2005 consolidated financial statements and/or schedules to conform to the 2005 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. Interim results are not necessarily indicative of results for a full year.


Note 2: Recent Developments and Significant Events

Balance Sheet Restructuring: Late in the fourth quarter of 2005, the Company completed a balance-sheet restructuring designed to pay down high interest rate FHLB borrowings and reduce the size of the investment portfolio. To effect the restructuring, the Company sold $207 million of ecurities at a $7.3 million net loss before tax and used a portion of the proceeds of the sale to prepay $142 million of high-cost, fixed-term FHLB borrowings, incurring pre-tax prepayment penalties of $6.1 million. The remainder of the proceeds were applied to repay other relatively high-cost, short-term borrowings from the FHLB. The total cost of the transactions was $13.4 million, with a tax benefit of $4.8 million, resulting in an after-tax cost of $8.6 million or $0.72 per diluted share.

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

Adoption of SFAS 123(R): In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company's consolidated financial statements. The Company adopted the provisions of SFAS 123(R) effective January 1, 2006, and has recorded $179,900 of compensation cost relating to share-based transactions for the quarter ended March 31, 2006 (see Note 6).

Sale of $25 Million of Trust Preferred Securities: In August 2005, the Company completed the issuance of $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities. The trust preferred securities were issued by Banner Capital Trust V, a special purpose business trust formed by the Company. The debentures have been recorded as a liability on the statement of financial condition but, subject to limitation under current Federal Reserve guidelines, a portion of the debentures qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, by augmenting the Bank's regulatory capital. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 1.57% and was 5.41% at issuance and 6.34% at March 31, 2006. The Company's previously issued trust preferred securities have similar provisions but carry different interest rates than this most recent issuance. In accordance with Financial Interpretation No. (FIN) 46, the trusts are not consolidated with the Company's financial statements.

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

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	March 31 2006	December 31 2005	March 31 2005
Interest-bearing deposits included in cash and due from banks	$18,166	$35,078	$3,073

Mortgage-backed securities	168,856	178,973	323,610
Other securities--taxable	82,599	83,731	218,783
Other securities--tax exempt	43,957	44,844	45,270
Equity securities with dividends	3,593	3,685	3,558
Total securities	299,005	311,233	591,221

Federal Home Loan Bank (FHLB) stock	35,844	35,844	35,844

	$353,015	$382,155	$630,138

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended March 31
	2006	2005
Mortgage-backed securities interest	$2,083	$3,673

Taxable interest income	1,269	2,344
Tax-exempt interest income	493	503
Other stock--dividend income	16	31
FHLB stock dividends (reversal)	--	(29)
	1,778	2,849

	$3,861	$6,522

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data
(in thousands):

	Quarters Ended March 31
	2006	2005
Total shares originally issued	13,201	13,201
Less retired weighted average shares plus unvested weighted average shares allocated to MRP	(1,109)	(1,356)
Less unallocated shares held by the ESOP	(302)	(375)

Basic weighted average shares outstanding	11,790	11,470

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	335	451
Diluted weighted average shares outstanding	12,125	11,921

Note 6: Stock Based Compensation Plans

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (together, SOPs).


Under the MRP, the Company is authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees, of which 5,415 shares remain available for future grants. Shares granted under the MRP vest ratably over a five-year period. The consolidated statements of income for the quarter ended March 31, 2006 and 2005 reflect an accrual of $46,700 and $44,100, respectively. The MRP grants' fair value equals their intrinsic value on the date of the grant.

A summary of the Company's MRP stock compensation activity for the quarter ended March 31, 2006 follows (in thousands except shares and per share data):

MRP Stock Grants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Vesting Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	28,080	$--
Granted	--	--
Vested	(4,000)	--
Cancelled or Expired	--	--
Outstanding at March 31, 2006	24,080	$--	2.48	$428

Vested at March 31, 2006 and expected to vest	24,080	$--	2.48	$428

Exercisable at March 31, 2006	--	$--	--	$--

A summary of the Company's nonvested MRP shares activity with respect to the quarter ended March 31, 2006 follows:

MRP Stock Grants	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2005	28,080	$21.80
Granted	--	--
Vested	(4,000)	17.80
Forfeited	--	--

Nonvested at March 31, 2006	24,080	$22.47

Under the 1996, 1998 and 2001 SOPs, the Company has reserved 2,284,186 shares for issuance pursuant to the exercise of stock options which may be granted to directors and employees. The exercise price of the stock options is set at 100% of the fair market value of the stock price at date of grant. Such options vest ratable over a five-year period and any unexercised options will expire ten years after date of grant or 90 days after employment or service ends.

There were no stock options granted by the Company during the quarter ended March 31, 2006. Also, there were no significant modifications made to any stock grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs was $179,900 for the quarter ended March 31, 2006. The SOPs' stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. Assumptions used in the Black-Scholes model are an expected volatility based on the six-month historical volatility at the date of the grant. The expected term is based on the remaining contractual life of the graded vesting. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

	Quarter Ended
	2006		2005
Annual dividend yield	N/A	%	2.31%
Expected volatility	N/A	%	31.2%
Risk free interest rates	N/A	%	3.73 to 4.15%
Expected lives	N/A	yrs	5 to 9	yrs


As part of the requirements of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company's SOP stock compensation activity for the quarter ended March 31, 2006 follows (in thousands, except shares and per share data):

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,023,673	$19.38
Granted	--	--
Exercised	(72,584)	15.06
Forfeited	(3,451)	26.12
Outstanding at March 31, 2006	947,638	$19.69	5.38	$13,762

Vested at March 31, 2006 and expected to vest	934,842	$19.62	5.35	$13,641

Exercisable at March 31, 2006	653,533	$17.46	4.34	$10,947

A summary of the Company's nonvested shares activity with respect to the quarter ended March 31, 2006 follows:

Stock Options	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2005	340,655	$7.71
Granted	--	--
Vested	(43,100)	7.09
Forfeited	(3,450)	8.23

Nonvested at March 31, 2006	294,105	$7.80

The weighted average fair value per share of stock options granted to employees during the quarters ended March 31, 2006 and 2005 was $0 and $8.86, respectively. During the same periods, the total intrinsic value of stock options exercised was $1.3 million and $636,000, respectively, and the total fair value of stock options that vested was $306,000 and $309,000, respectively.

The Company had $906,000 of total unrecognized compensation costs related to stock options at March 31, 2006 that are expected to be recognized over a weighted-average period of 5.4 years.

During the quarter ended March 31, 2006, $1.1 million was received for the exercise of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.


The following are the stock-based compensation costs recognized in the Company's condensed consolidated statements of income (in thousands):

	Quarters Ended March 31
	2006	2005
Salary and employee benefits	$227	$44
Total decrease in income before income taxes	227	44
Decrease in provision for income taxes	(26)	(16)

Decrease in net income	$201	$18

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company's stock option plans for the quarter ended March 31, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' graded vesting periods (in thousands, except per share amounts).

Quarter Ended March 31 2005
Net income available to common stockholders:
Basic:
As reported	$4,707
Pro forma	4,406
Diluted:
As reported	$4,707
Pro forma	4,406
Net income per common share:
Basic:
As reported	$0.41
Pro forma	0.38
Diluted:
As reported	$0.39
Pro forma	0.37


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2005. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, management's ability to maintain acceptable asset quality and to successfully resolve new or existing credit issues, the success of our branch expansion strategy, our ability to control operating costs, competition, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, agricultural commodity prices, crop yields and weather conditions, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services. Accordingly, these factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any "forward-looking statements."

Executive Overview

Banner Corporation, a Washington corporation, is primarily engaged in the business of commercial banking through its wholly owned subsidiary, Banner Bank. The Bank is a Washington-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank conducts business from its main office in Walla Walla, Washington, and its 58 branch offices and 12 loan production offices located in 24 counties in Washington, Oregon and Idaho.

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

The Bank offers a wide range of loan products to meet the demands of its customers. Historically, lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties. To an increasing extent in recent years, lending activities have also included the origination of multifamily and commercial real estate loans. Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in the Bank's primary market areas. The Bank has also recently increased its emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small. While continuing its commitment to construction and residential lending, management expects commercial lending, including commercial real estate, agricultural and consumer lending, to become increasingly important activities for the Bank.

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


accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and customer preferences and concerns.

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, junior subordinated debentures and other borrowings. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, the Company's net interest income increased $4.7 million for the quarter ended March 31, 2006, compared to the same period a year earlier, primarily as a result of strong growth in interest-earning assets and interest-bearing liabilities and changes in the mix of both interest-earning assets and interest-bearing liabilities, including the effects of certain balance-sheet restructuring transactions completed in the quarter ended December 31, 2005.

The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its operating expenses and income tax provisions. The provision for loan losses, at $1.2 million for the quarter ended March 31, 2006, was essentially unchanged compared to the quarter ended March 31, 2005 and was consistent with the level of provisioning recorded in most recent periods. Other operating income increased by $505,000 to $4.5 million for the quarter ended March 31, 2006 from $4.0 million for the quarter ended March 31, 2005, largely as a result of increased deposit fees and service charges. Other operating expenses increased $1.9 million to $23.2 million for the quarter ended March 31, 2006, from $21.3 million for the same period in 2005, reflecting the Company's growth and expansion strategy as detailed below in the "Comparison of Financial Condition at March 31, 2006 and December 31, 2005" and "Comparison of Results of Operations for the Quarters ended March 31, 2006 and 2005."

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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

General: For the first quarter of the year, total assets increased $81 million, or 3%, from $3.041 billion at December 31, 2005, to $3.122 billion at March 31, 2006. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $130 million, or 5%, from $2.409 billion at December 31, 2005, to $2.539 billion at March 31, 2006. Loan portfolio growth was broad-based; however, reflecting continued strong demand for and sales of new homes in many of the markets served by the Bank, by far the most significant growth occurred in construction and land loans. Loans to finance the construction of one- to four-family residential real estate increased by $63 million and land and development loans increased by $18 million. In addition, loans for the construction of commercial real estate increased by $22 million. Loan growth also included loans to finance existing commercial real estate, which increased by $10 million, existing one- to four-family residential properties, which increased by $16 million, and consumer loans, which increased by $6 million. By contrast, commercial loan growth was modest, increasing by $5 million, and agricultural loan totals declined by $10 million, as the utilization of credit lines by many business and farming customers remained relatively low. As well as reflecting seasonal patterns, the decline in agricultural loans also reflects the repayment of a large non-performing loan which, as noted below, included the collection of a significant amount of delinquent interest.

Securities available for sale and held to maturity decreased $12 million, or 4%, from $311 million at December 31, 2005, to $299 million at March 31, 2006, primarily as a result of prepayments on mortgage-backed securities, but also as a result of modest declines in the fair value of the portion of the portfolio designated as available for sale as a result of changes in the level of market interest rates. As noted in the Consolidated Statements of Financial Condition, higher market interest rates resulted in an unrealized loss of $6.4 million for the Company's available for sale securities at March 31, 2006, compared to an unrealized loss of $3.8 million at December 31, 2005. The Company also had an increase of $383,000 in bank-owned life insurance from the growth of cash surrender values on existing policies. Property and equipment increased by $931,000 to $51 million at March 31, 2006, from $50 million at December 31, 2005. The increase included construction costs associated with new branches in Burlington, Washington and Twin Falls and Meridian, Idaho and renovation costs associated with administrative offices in Bellevue and Walla Walla, Washington.

Deposits grew $93 million, or 4%, from $2.323 billion at December 31, 2005, to $2.416 billion at March 31, 2006. Non-interest-bearing deposits decreased $4 million, or 1%, to $325 million while interest-bearing deposits increased $97 million, or 5%, to $2.091 billion from the December 31, 2005 amounts. In addition to certain seasonal patterns, it is management's belief that the decline in non-interest-bearing deposits in part reflects changes in customer behavior in response to the current increasing interest rate environment. In particular, as interest rates on new certificates of deposits have increased, certain customers have moved balances from both non-interest-bearing and interest-bearing transaction accounts into higher yielding certificate accounts. Nonetheless, the aggregate total of transaction and savings accounts, including money market accounts, increased by $5 million to $1.126 billion, reflecting the Bank's focused efforts to grow these important core deposits. Increasing core deposits is a key element of the Bank's expansion strategy including the recent and planned addition and renovation of branch locations as explained in more detail below. FHLB advances increased $4 million from $265 million at December 31, 2005, to $269 million at March 31, 2006, while other borrowings decreased $18 million to $79 million at March 31, 2006. The decrease in other borrowings reflects repayment of a $26 million short-term federal funds purchased position that had been established on December 31, 2005, as well as a decrease of $869,000 of repurchase agreement borrowings from securities dealers, which were partially offset by a $9 million increase in retail repurchase agreements that are primarily related to customer cash management accounts.


The following tables provide additional detail on the Company's loans and deposits (dollars in thousands):

	March 31 2006		December 31 2005		March 31 2005
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate	$565,752	22.0%	$555,889	22.8%	$559,195	25.9%
Multifamily real estate	144,354	5.6	144,512	5.9	113,205	5.2
Commercial construction	73,514	2.9	51,931	2.1	39,468	1.8
Multifamily construction	62,990	2.5	62,624	2.6	78,236	3.6
One- to four-family construction	412,046	16.0	348,661	14.3	274,868	12.7
Land and land development	246,765	9.6	228,436	9.4	161,988	7.5
Commercial business	447,582	17.4	442,232	18.1	406,948	18.8
Agricultural business, including secured by farmland	137,747	5.4	147,562	6.0	130,776	6.0
One-to four-family real estate	382,007	14.8	365,903	15.0	316,345	14.8

Consumer	44,674		42,573		37,407
Consumer secured by one-to four-family	53,100		49,408		43,401
Total consumer	97,774	3.8	91,981	3.8	80,808	3.7
Total loans outstanding	2,570,531	100.00%	2,439,731	100.00%	2,161,837	100.00%

Less allowance for loan losses	(31,894)		(30,898)		(29,736)

Total net loans outstanding at end of period	$2,538,637		$2,408,833		$2,132,101

	March 31 2006		December 31 2005		March 31 2005
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Demand and NOW checking	$631,971	26.2%	$622,235	26.8%	$503,638	25.3%
Regular savings accounts	141,000	5.8	153,218	6.6	159,101	8.0
Money market accounts	353,342	14.6	345,757	14.9	273,179	13.7
Total transaction and saving accounts	1,126,313	46.6	1,121,210	48.3	935,918	47.0

Certificates which mature or reprice:
Within 1 year	1,037,968		899,617		651,236
After 1 year, but within 3 years	202,200		250,605		347,198
After 3 years	49,975		51,881		60,178
Total certificate accounts	1,290,143	53.4	1,202,103	51.7	1,058,612	53.0
Total	$2,416,456	100.00%	$2,323,313	100.00%	$1,994,530	100.00%


Comparison of Results of Operations for the Quarters Ended March 31, 2006 and 2005

General. For the quarter ended March 31, 2006, the Company had net income of $6.8 million, or $0.56 per share (diluted), compared to net income of $4.7 million, or $0.39 per share (diluted), for the quarter ended March 31, 2005. The Company's improved operating results reflect significant growth of assets and liabilities, as well as changes in the mix of those assets and liabilities, including the effects of certain balance-sheet restructuring transactions completed in the quarter ended December 31, 2005, which have resulted in a dramatic expansion in the Company's net interest margin as more fully explained below. The current quarter's earnings were also positively affected by the receipt of $562,000 in delinquent interest, attorneys' fees and other collection costs as a result of the resolution and payoff of a large non-performing credit relationship. The Company's operating results also reflect substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses reflecting the growth in locations, operations and staff as the Company continues to expand. New or relocated locations that contributed to the higher level of operating expenses during the current quarter as compared to the same period a year ago, include: Lynden, Lynnwood, Spokane, East Wenatchee, Walla Walla, Vancouver, Pasco and Burlington, Washington, Beaverton, Oregon and Boise, Twin Falls and Meridian, Idaho.

Compared to levels a year ago, total assets increased 5% to $3.122 billion at March 31, 2006, net loans increased 19% to $2.539 billion, deposits grew 21% to $2.416 billion, while borrowings, including junior subordinated debentures, decreased $285 million, or 39%, to $446 million, reflecting the balance sheet restructuring in the fourth quarter of 2005. Average interest-earning assets were $2.859 billion for the quarter ended March 31, 2006, an increase of $99 million, or 4%, compared to $2.759 billion for the same period a year earlier.

Net Interest Income. Net interest income before provision for loan losses increased to $29.9 million for the quarter ended March 31, 2006, compared to $25.2 million for the prior year comparative quarter, largely as a result of the growth in average interest-earning assets noted above and the net interest margin expansion as discussed in the remainder of this paragraph. The net interest margin of 4.24% in the current quarter improved 53 basis points from the prior year's comparative quarter, reflecting the balance-sheet restructuring and the Company's success in attracting higher yielding loans and lower cost deposits. While this improvement in the net interest margin primarily reflects changes in both the asset and liability mix, the lagged effect of increasing market interest rates on deposit costs, as more fully explained below, also contributed to the improvement. In particular, the average asset mix for the quarter ended March 31, 2006 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the same period a year earlier. At the same time, the average funding liability base had proportionately more deposits, including more non-interest-bearing deposits, and proportionately fewer borrowings than in the prior year. Reflecting higher market interest rates as well as these mix changes, the yield on earning assets for the quarter ended March 31, 2006 increased by 125 basis points compared to the same quarter a year ago while funding costs increased by 72 basis points over the same period.

Interest Income. Interest income for the quarter ended March 31, 2006 was $53.0 million, compared to $42.7 million for the same quarter a year earlier, an increase of $10 million, or 24.2%. The increase in interest income occurred as a result of a 125 basis point increase in the average yield on interest-earning assets as well as significant growth in those assets. The yield on average interest-earning assets increased to 7.52% for the quarter ended March 31, 2006, compared to 6.27% for the same period a year earlier. Average loans receivable for the quarter ended March 31, 2006 increased by $384 million, or 18%, to $2.510 billion, compared to $2.126 billion for the quarter ended March 31, 2005. Interest income on loans for the quarter increased by $13.0 million, or 36%, to $49.1 million from $36.1 million for the prior year, reflecting the impact of the increase in average loan balances combined with a 105 basis point increase in the average yield. The increase in average loan yield reflects the increases in the level of market interest rates during the past year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect large portions of construction, land development, commercial and agricultural loans. The increase in average loan yields also reflects changes in the mix of the loan portfolio. In addition, for the quarter ended March 31, 2006 interest income and the yield on loans was strengthened by the collection of $398,000 of delinquent and previously unaccrued interest on a large problem credit. The average yield on loans was 7.94% for the quarter ended March 31, 2006, compared to 6.89% for the same period in the prior year. While the recent level of market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree as most fixed-rate loans did not adjust upward. In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $284 million for the quarter ended March 31, 2006, reflecting the 2005 fourth quarter restructuring transactions, and the interest and dividend income from those investments decreased by $2.7 million compared to the quarter ended March 31, 2005. The average yield on the securities portfolio and cash equivalents increased to 4.48% for the quarter ended March 31, 2006, from 4.18% for the comparable quarter in 2005, largely reflecting the sale of lower yielding securities and the effect of higher market rates on certain adjustable rate securities. Consistent with recent periods and similar to the same quarter a year earlier, the Company did not record any dividend income on its FHLB of Seattle stock in the quarter ended March 31, 2006. Management does not expect that Banner Bank will receive any dividend income on this stock for the foreseeable future.

Interest Expense. Interest expense for the quarter ended March 31, 2006 was $23.1 million, compared to $17.4 million for the comparable period in 2005, an increase of $5.7 million, or 32%. The increase in interest expense was the result of the growth in interest-bearing liabilities combined with a 72 basis point increase in the average cost of all interest-bearing liabilities to 3.36% for the quarter ended March 31, 2006, from 2.64% for the comparable period in 2005, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $7.0 million, or 67%, to $17.4 million for the quarter ended March 31, 2006 compared to $10.4 million for the same quarter a year ago, as a result of the significant deposit growth over the past twelve


months as well as an increase in the cost of interest-bearing deposits. Reflecting the branch expansion and other growth initiatives, average deposit balances increased $361 million, or 18%, to $2.321 billion for the quarter ended March 31, 2006, from $1.961 billion for the quarter ended March 31, 2005, while the average rate paid on deposit balances increased 90 basis points to 3.05%. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for interest-bearing-deposits tend to be less severe and to lag changes in market interest rates. In addition, growth in non-interest-bearing deposits has helped mitigate the effect of higher market rates on the Company's cost of deposits. This lower degree of volatility and lag effect for deposit pricing has been evident in the modest increase in deposit costs as the Federal Reserve has moved to increase short-term interest rates by 375 basis points from June 2003 to March 2006, including an increase of 200 basis points since March 31, 2005.

Average FHLB advances decreased to $290 million during the quarter ended March 31, 2006, compared to $580 million during the quarter ended March 31, 2005, reflecting the fourth quarter 2005 restructuring transactions and resulting in a $2.5 million decrease in the related interest expense. The average rate paid on FHLB advances increased to 4.38%, just 45 basis points higher than the same quarter a year earlier, as the effect of significantly higher market interest rates on the floating rate and short-term portions of the advances was substantially offset by the prepayment of $142 million of higher fixed-rate, fixed-term advances in connection with the balance-sheet restructuring transactions completed in the quarter ended December 31, 2005. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $98 million and an average cost of 7.57% (including amortization of prepaid underwriting costs) for the quarter ended March 31, 2006. Junior subordinated debentures outstanding in the same quarter of the prior year had an average balance of $72 million with a lower average rate of 6.00%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to six months. The increased cost of the junior subordinated debentures reflects recent increases in short-term market interest rates. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $13 million, or 20%, to $81 million for the quarter ended March 31, 2006, from $68 million for the same period in 2005, while the related interest expense increased $366,000, to $698,000 from $332,000 for the respective periods. The average balance of the wholesale borrowings from brokers decreased $10 million, which was more than offset by a $24 million increase in the average balance of customer retail repurchase agreements. The average rate paid on other borrowings was 3.49% in the quarter ended March 31, 2006, compared to 1.99% for the same quarter in 2005. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.


The following tables provide additional comparative data on the Company's operating performance (dollars in thousands):

Average Balances	Quarters Ended March 31
(in thousands)	2006	2005
Investment securities and cash equivalents	$133,949	$271,185
Mortgage-backed obligations	179,404	326,535
FHLB stock	35,844	35,700
Total average interest-earning securities and cash equivalents	349,197	633,420
Loans receivable	2,509,552	2,125,833
Total average interest-earning assets	2,858,749	2,759,253

Non-interest-earning assets	190,350	169,633
Total average assets	$3,049,099	$2,928,886

Deposits	$2,321,217	1,960,545
Advances from FHLB	289,529	579,565
Other borrowings	81,069	67,811
Junior subordinated debentures	97,942	72,168
Total average interest-bearing liabilities	2,789,757	2,680,089

Non-interest-bearing liabilities	31,260	29,163
Total average liabilities	2,821,017	2,709,252

Equity	228,082	219,634
Total average liabilities and equity	$3,049,099	$2,928,886

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	5.38%	4.30%
Mortgage-backed obligations	4.71%	4.56%
FHLB stock	0.00%	(0.33)%
Total interest rate yield on securities and cash equivalents	4.48%	4.18%
Loans receivable	7.94%	6.89%
Total interest rate yield on interest-earning assets	7.52%	6.27%

Interest Rate Expense:
Deposits	3.05%	2.15%
Advances from FHLB	4.38%	3.93%
Other borrowings	3.49%	1.99%
Junior subordinated debentures	7.57%	6.00%
Total interest rate expense on interest-bearing liabilities	3.36%	2.64%

Interest spread	4.16%	3.63%

Net interest margin on interest earning assets	4.24%	3.71%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.90%	0.65%
Return on average equity	12.07%	8.69%
Average equity / average assets	7.48%	7.50%
Average interest-earning assets / interest-bearing liabilities	102.47%	102.95%
Non-interest (other operating) expenses / average assets	3.09%	2.95%
Efficiency ratio [non-interest (other operating) expenses / revenues]	67.42%	72.89%


Provision and Allowance for Loan Losses. During the quarter ended March 31, 2006, the provision for loan losses was $1.2 million, essentially unchanged from the quarter ended March 31, 2005. As discussed in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision in the current quarter reflects lower levels of non-performing loans, improvement in the current economic environment and strengthening in the prospects for collection on previously identified non-performing loans, balanced against changes in the mix and growth in the size of the loan portfolio. Net charge-offs were $204,000 for the current quarter, compared to $1.1 million for the same quarter a year earlier, and non-performing loans decreased $10 million to $8 million at March 31, 2006, compared to $18 million at March 31, 2005. Generally, these non-performing loans reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions. The Company has made continued and significant progress in recent periods in reducing the level of non-performing loans and assets. During the quarter ended March 31, 2006, the Company successfully resolved one of its largest problem credits which resulted in a substantial decrease in non-performing loans and the collection of $562,000 in delinquent interest, attorneys' fees and other collection costs. A comparison of the allowance for loan losses at March 31, 2006 and 2005 shows an increase of $2 million to $32 million at March 31, 2006, from $30 million at March 31, 2005. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.24% and 1.38% at March 31, 2006 and 2005, respectively. The allowance as a percentage of non-performing loans increased to 385% at March 31, 2006, compared to 167% a year earlier.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of March 31, 2006, the Company had identified $8.2 million of impaired loans as defined by SFAS No. 114 and had established $1.4 million of loss allowances related to these loans.

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


The following tables provide additional detail on the Company's allowance for loan losses (dollars in thousands):

	Quarters Ended March 31
Allowance for Loan Losses:	2006	2005
Balance, beginning of the period	$30,898	$29,610

Provision for loan losses	1,200	1,203

Recoveries of loans previously charged off:

One- to four-family real estate	--	--
Commercial real estate	75	165
Multifamily real estate	--	--
Construction and land	8	5
Commercial business	53	174
Agricultural business, including secured by farmland	10	14
Consumer	10	15
	156	373
Loans charged off:

One- to four-family real estate	(35)	--
Commercial real estate	--	(121)
Multifamily real estate	--	(8)
Construction and land	--	(218)
Commercial business	(78)	(119)
Agricultural business, including secured by farmland	(213)	(865)
Consumer	(34)	(119
	(360)	(1,450)
Net charge-offs	(204)	(1,077)

Balance, end of the period	$31,894	$29,736

Net charge-offs as a percentage of average net book value of loans outstanding for the period	0.01%	0.05%

The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):

	March 31 2006	December 31 2005	March 31 2005
Specific or allocated loss allowances:
One- to four-family real estate	$897	$860	$811
Commercial real estate	4,703	4,566	5,163
Multifamily real estate	838	839	566
Construction and land	8,031	7,223	6,094
Commercial business	10,028	9,741	9,503
Agricultural business, including secured by farmland	3,017	3,502	3,361
Consumer	587	561	525
Total allocated	28,101	27,292	26,023

Estimated allowance for undisbursed commitments	139	156	272
Unallocated	3,654	3,450	3,441
Total allowance for loan losses	$31,894	$30,898	$29,736

Allowance for loan losses as a percentage of total loans outstanding (loans receivable excluding allowance for losses)	1.24%	1.27%	1.38%
Ratio of allowance for loan losses to non-performing loans	385%	296%	167%


Other Operating Income. Other operating income was $4.5 million for the quarter ended March 31, 2006, an increase of $505,000 from the quarter ended March 31, 2005. Deposit fee and service charge income increased by $488,000, or 24%, to $2.5 million for the quarter ended March 31, 2006, compared to $2.0 million for the quarter ended March 31, 2005, primarily reflecting growth in customer transaction accounts and increased merchant credit card services, although changes in certain pricing schedules also contributed to the increase. Loan servicing fees declined by $49,000 to $390,000 for the current quarter, from $439,000 for the quarter ended March 31, 2005, as the portfolio of serviced loans decreased modestly and prepayment fees and other servicing charges declined. Gain on sale of loans was nearly unchanged, decreasing by $79,000 to $1.2 million for the quarter ended March 31, 2006, compared to $1.2 million for the same quarter a year earlier as mortgage banking activity maintained a similar pace despite modestly higher mortgage rates. Gain on sale of loans was somewhat adversely affected by the increase in capitalized loan origination costs discussed in the following paragraph, which had the effect of increasing the cost basis in loans held for sale, as well as by competitive pressures in the mortgage market which tended to reduce the margin on sales compared to the prior year. Loan sales for the quarter ended March 31, 2006 totaled $78.3 million, compared to $78.2 million for the quarter ended March 31, 2005. Gain on sale of loans for the Company included $61,000 of fees on $5.7 million of loans which were brokered and are not reflected in the volume of loans sold. Other miscellaneous income increased $145,000 compared to a year earlier, although not reflecting a significant change in the underlying activities.

Other Operating Expenses. Other operating expenses increased $1.9 million, or 9%, to $23.2 million for the quarter ended March 31, 2006, from $21.3 million for the quarter ended March 31, 2005. Other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as the Company continues to expand. The higher level of operating expenses in the current quarter includes significant increases in compensation, occupancy and information services for additional branch, deposit services and commercial loan expansion to position the Company for future growth. The increase in expenses includes operating costs associated with the recent opening of seven new branch offices in East Wenatchee, Vancouver, and Burlington, Washington, Beaverton, Oregon and Boise, Twin Falls and Meridian, Idaho, the relocation and upgrading of branch offices in Walla Walla and Pasco, Washington, additional staffing to support the Bank's Small Business Administration (SBA) lending activities and to more effectively market its cash management services as well as the creation of an international banking department and the opening of new offices in Lynden, Lynnwood and Spokane, Washington which occurred during the first quarter of 2005. In addition, compensation was higher as a result of increased mortgage loan commissions and general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by an increase in the amount of capitalized loan origination costs, which reflects increases in both the cost to produce and the volume of new loan originations. The Company also continued its strong commitment to advertising and marketing expenditures, which were $1.4 million in the quarter ended March 31, 2006, an increase of $91,000, over the same period in the prior year. In large part reflecting start up costs associated with this branch growth, other operating expenses as a percentage of average assets increased to 3.09% for the quarter ended March 31, 2006, from 2.95% for the quarter one year earlier. Nonetheless, the Company's efficiency ratio decreased to 67.42% for the quarter ended March 31, 2006 from 72.89% for the comparable period in 2005 as a higher level of revenues more than offset the increased operating expenses. The Company expects continued increases in the absolute level of operating expenses as a result of its announced expansion plans; however, over time, management believes that this expansion will lead to a lower relative cost of funds and enhanced revenues which should result in an improved efficiency ratio and stronger operating results.

Income Taxes. Income tax expense was $3.2 million for the quarter ended March 31, 2006, compared to $2.0 million for the comparable period in 2005. The Company's effective tax rates for the quarters ended March 31, 2006 and 2005 were 32.2% and 30.0%, respectively. The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments. The higher effective tax rate in the current period is primarily a result of a decrease in the relative combined effect of the tax credits from CRA investments and tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance, compared to other taxable net revenue sources which increased substantially reflecting the growth in loans and deposits and the effects of the fourth quarter balance-sheet restructuring.

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

Allowance for Loan Losses: In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with GAAP guidelines. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. The Company's asset quality indicators were significantly improved in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. At March 31, 2006, the Company had an allowance for loan losses of $31.9 million, which represented 1.24% of total loans and 385% of non-performing loans, compared to 1.38% and 167%, respectively, at March 31, 2005.


Non-Performing Assets: Non-performing assets decreased 54% to $9 million, or 0.28% of total assets, at March 31, 2006, compared to $19 million, or 0.64% of total assets, at March 31, 2005. At March 31, 2006, the Bank's largest non-performing loan exposure was for loans totaling $1.8 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. The next largest non-performing loan exposure was a loan totaling $890,000 secured by commercial real estate in central Washington. At March 31, 2006, the Company had $328,000 of real estate owned and other repossessed assets which primarily consisted of two single-family residences with a book value of $287,000. Very meaningful progress has been made in the past three years in reducing non-performing loans and improving asset quality, which has contributed significantly to the Bank's improved operating performance.

The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	March 31 2006	December 31 2005	March 31 2005
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$1,079	$1,137	$1,305
Commercial	2,489	1,363	1,424
Multifamily	--	--	--
Construction and land	223	479	1,830
Commercial business	2,560	2,543	4,565
Agricultural business, including secured by farmland	1,634	4,598	8,230
Consumer	240	229	364
	8,225	10,349	17,718
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	57	104	108
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	7	--	--
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	--	--	--
	64	104	108
Total non-performing loans	8,289	10,453	17,826

Real estate owned, held for sale, and other repossessed assets, net	328	506	1,072

Total non-performing assets at the end of the period	$8,617	$10,959	$18,898
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	0.32%	0.43%	0.82%
Non-performing assets as a percentage of total assets at end of the period	0.28%	0.36%	0.64%

Troubled debt restructuring at end of the period	$--	$--	$--

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the quarter ended March 31, 2006, the Company had loan originations, net of principal repayments, of $209 million and purchased loans in the amount of $16,000. For the quarter ended March 31, 2006, the Company did not purchase any securities. This activity was funded primarily by principal repayments on securities, sales of loans and deposit growth. During the quarter ended March 31, 2006, the Company sold $78 million of loans and generated net deposit growth of $93 million, while FHLB advances increased $4 million and other borrowings decreased $18 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended March 31, 2006, the Bank used its sources of funds primarily to fund loan commitments, purchase securities, repay FHLB advances and other borrowings, and pay maturing savings certificates and deposit withdrawals. At March 31, 2006, the Bank had outstanding loan commitments totaling $1.061 billion, including undisbursed loans in process totaling $995 million. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB of Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, up to a total possible credit line of $603 million. Advances under this credit facility totaled $269 million, or 9% of the Bank's assets, at March 31, 2006.

At March 31, 2006, certificates of deposit amounted to $1.290 billion, or 53% of the Bank's total deposits, including $1.038 billion which were scheduled to mature within one year. While no assurance can be given as to future periods, historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB advances, other borrowings, principal and interest payments and sale of mortgage loans and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of March 31, 2006, outstanding commitments consist of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$499,167
Revolving open-end lines secured by one- to four-family residential properties	43,883
Credit Card lines	17,840
Other, primarily business and agricultural loans	448,901
Real estate secured by one- to four-family residential properties	35,507
Standby letters of credit and financial guarantees	15,795

Total	$1,061,093

Commitments to sell loans secured by one- to four-family residential properties	$35,507

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


Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Bank makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the customer and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact to operations. This activity is managed daily. Changes in the value of rate lock commitments are recorded as other assets and liabilities. See "Derivative Instruments" under Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At March 31, 2006 and December 31, 2005, the Company and the Bank exceeded all current regulatory capital requirements. See Item 1, "Business--Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC for additional information regarding the Company's and the Bank's regulatory capital requirements.

The actual regulatory capital ratios calculated for the Company and the Bank as of March 31, 2006, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006:
The Company--consolidated
Total capital to risk-weighted assets	$324,095	11.95%	$217,106	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	270,270	9.96	108,553	4.00	N/A	N/A
Tier 1 leverage capital to average assets	270,270	8.96	120,680	4.00	N/A	N/A

The Bank
Total capital to risk-weighted assets	286,944	10.60	216,641	8.00	$270,801	10.00%
Tier 1 capital to risk-weighted assets	254,371	9.39	108,321	4.00	162,481	6.00
Tier 1 leverage capital to average assets	254,371	8.45	120,439	4.00	150,548	5.00

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company. An exception to this generalization in past periods has been the beneficial effect of interest rate floors on many of the Company's floating rate loans, which helped maintain higher loan yields despite declining levels of market interest rates. However, in the low interest rate environment accompanying those periods, the rate floors declined over time. Further, because these rate floors exceeded what would otherwise have been the note rate on certain variable or floating rate loans, those loans were less responsive to recently increasing market rates than has historically been the case, injecting an additional element of interest rate risk into the Company's operations. However, as of March 31, 2006, the Company has very few floating-rate loans with interest rates that have not increased to levels above their floors and therefore these loans should be more responsive to additional increases in market rates should they occur. An additional exception to the generalization has been the beneficial effect of lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products in the current rising market interest rate environment. This beneficial effect is particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the Company's expanded net interest margin for the years ended December 31, 2004 and 2005 and the quarter ended March 31, 2006.

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

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2006, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.


Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	$(723)	(0.6)%	$(78,002)	(27.7)%
+200	638	0.5	(51,447)	(18.3)
+100	796	0.6	(24,438)	(8.7)
0	0	0	0	0
-50	(675)	(0.5)	13,753	4.9
-100	(1,932)	(1.6)	12,729	4.5
-200	(4,274)	(3.5)	7,419	2.6

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2006. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 2006, total interest-bearing assets maturing or repricing within one year were less than total interest-earning liabilities maturing or repricing in the same time period by $122.5 million, representing a one-year cumulative gap to total assets ratio of (3.92%).


Interest Sensitivity Gap as of March 31, 2006	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
Interest-earning assets: (1)	(dollars in thousands)
Construction loans	$536,455	$13,502	$1,698	$1,061	$315	$64	$553,095
Fixed-rate mortgage loans	92,032	49,769	149,400	105,727	110,514	37,390	544,832
Adjustable-rate mortgage loans	370,300	85,091	244,226	137,985	250	228	838,080
Fixed-rate mortgage-backed securities	13,616	9,981	32,215	22,794	32,381	15,963	126,950
Adjustable-rate mortgage- backed securities	3,817	3,516	11,581	9,741	22,111	--	50,766
Fixed-rate commercial/agricultural loans	48,878	21,464	51,994	20,331	4,155	95	146,917
Adjustable-rate commercial/agricultural loans	380,630	5,317	14,725	10,100	1,032	40	411,844
Consumer and other loans	49,323	7,229	13,723	8,832	6,838	539	86,484
Investment securities and interest-earning deposits	46,770	7,951	26,211	25,166	11,817	53,291	171,206

Total rate sensitive assets	1,541,821	203,820	545,773	341,737	189,413	107,610	2,930,174

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	67,156	67,156	156,697	156,697	--	--	447,706
Money market deposit accounts	176,671	106,003	70,668	--	--	--	353,342
Certificates of deposit	679,484	360,364	200,320	36,205	13,690	81	1,290,144
FHLB advances	225,000	10,000	33,930	--	--	--	268,930
Other borrowings	17,814	--	--	--	--	--	17,814
Junior subordinated debentures	97,942	--	--	--	--	--	97,942
Retail repurchase agreements	60,416	107	135	--	428	--	61,086

Total rate sensitive liabilities	1,324,483	543,630	461,750	192,902	14,118	81	2,536,964

Excess (deficiency) of interest- sensitive assets over interest- sensitive liabilities	$217,338	$(339,810)	$84,023	$148,835	$175,295	$107,529	$393,210
Cumulative excess (deficiency) of interest-sensitive assets	$217,338	$(122,472)	$(38,449)	$110,386	$285,681	$393,210	$393,210

Cumulative ratio of interest- earning assets to interest- bearing liabilities	116.41%	93.44%	98.35%	104.38%	111.26%	115.50%	115.50%
Interest sensitivity gap to total assets	6.96%	(10.88)%	2.69%	4.77%	5.61%	3.44%	12.59%
Ratio of cumulative gap to total assets	6.96%	(3.92)%	(1.23)%	3.54%	9.15%	12.59%	12.59%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $506.5 million, or (16.22%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Results of Operations for the Quarters ended March 31, 2006 and 2005" of this report.

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

        (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b) Changes in Internal Controls: In the quarter ended March 31, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risk factors previously disclosed in response to Item 1A to Part 1 in the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-26584).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents the issuer purchases of equity securities during the quarter covered by this report.

Period		Total Number of Shares	Average Price	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May yet be Purchased Under
Beginning	Ending	Purchased (1)	Paid per Share	Announced Plan	the Plan (2)
January 1, 2006	January 31, 2006	544	$31.375	--	100,000
February 1, 2006	February 28, 2006	7,178	$31.958	--	100,000
March 1, 2006	March 31, 2006	336	$34.500	--	100,000
Total		8,068	$32.024	--

(1)	Shares indicated as purchased during the periods presented were acquired at current market values in payment of the exercise price of certain exercised options.
(2)	On July 26, 2005, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months. As of March 31, 2006, no shares had been repurchased under this program.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

Not Applicable.


Item 6.    Exhibits

     Exhibits

3{a}	Articles of Incorporation of Registrant [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

3{b}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K dated July 24, 1998 (File No. 0-26584)].

10{a}	Employment Agreement with Gary L. Sirmon, dated as of January 1, 2004 [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{b}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{g}	Consultant Agreement with Jesse G. Foster, dated as of December 19, 2003. [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-23584)].

10{h}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-26584)].

10{i}	Towne Bank of Woodinville 1992 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated April 2, 1998 (File No. 333-49193)].

10{j}	Whatcom State Bank 1991 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (File No. 333-71625)].

10{k}	Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{l}	Employment Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{m}	Supplemental Executive Retirement Program Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{n}	Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker and Cynthia D. Purcell [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{o}	1998 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (File No. 333-71625)].

10{p}	2001 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 8, 2001 (File No. 333-67168)].

10{q}	Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, Paul E. Folz, John R. Neill and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{r}	2004 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-26584)].

10{s}	2004 Executive Officer and Director Investment Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-26584)].

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 8, 2006	/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer (Principal Executive Officer)

May 8, 2006	/s/ Lloyd W. Baker Lloyd W. Baker Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

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

	d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 8, 2006		/s/D. Michael Jones D. Michael Jones Chief Executive Officer

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

	d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 8, 2006		/s/Lloyd W. Baker Lloyd W. Baker Chief Financial Officer

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

May 8, 2006	/s/D. Michael Jones D. Michael Jones Chief Executive Officer

May 8, 2006	/s/Lloyd W. Baker Lloyd W. Baker Chief Financial Officer
