Form 10-Q
period 2006-06-30
BANNER CORP
filed 2006-08-09
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

OR

[ ]			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to ___________ :

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)			91-1691604 (I.R.S. Employer Identification Number)

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes	No	X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share			As of July 31, 2006 12,280,823 shares*

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

Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005	3

Consolidated Statements of Income for the Quarters and Six Months Ended June 30, 2006 and 2005	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2006 and 2005	5

Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2006 and 2005	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	8

Selected Notes to Consolidated Financial Statements	10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	16

Executive Overview	16

Comparison of Financial Condition at June 30, 2006 and December 31, 2005	17

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2006 and 2005	19

Asset Quality	24

Liquidity and Capital Resources	26

Financial Instruments with Off-Balance-Sheet Risk	26

Capital Requirements	27

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	28

Sensitivity Analysis	28

Item 4 - Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	33

Item 1A - Risk Factors	33

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 - Defaults upon Senior Securities	33

Item 4 - Submission of Matters to a Vote of Stockholders	33

Item 5 - Other Information	33

Item 6 - Exhibits	34

SIGNATURES	35


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2006 and December 31, 2005

	June 30	December 31
ASSETS	2006	2005
Cash and due from banks	$105,915	$116,448
Securities available for sale, cost $248,629 and $264,087, respectively
Encumbered	17,533	19,579
Unencumbered	222,956	240,705
	240,489	260,284

Securities held to maturity, fair value $50,333 and $52,398, respectively	49,657	50,949

Federal Home Loan Bank stock	35,844	35,844
Loans receivable:
Held for sale, fair value $5,767 and $4,802	5,708	4,779
Held for portfolio	2,818,325	2,434,952
Allowance for loan losses	(33,618)	(30,898)
	2,790,415	2,408,833

Accrued interest receivable	19,143	17,395
Real estate owned, held for sale, net	401	315
Property and equipment, net	52,177	50,205
Goodwill and other intangibles, net	36,298	36,280
Deferred income tax asset, net	9,780	7,606
Bank-owned life insurance	37,709	36,930
Other assets	19,172	19,466
	$3,397,000	$3,040,555
LIABILITIES
Deposits:
Non-interest-bearing	$317,515	$328,840
Interest-bearing transactions and savings accounts	873,019	792,370
Interest-bearing certificates	1,388,923	1,202,103
	2,579,457	2,323,313

Advances from Federal Home Loan Bank	368,930	265,030
Other borrowings	77,122	96,849
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	97,942	97,942
Accrued expenses and other liabilities	31,849	29,503
Deferred compensation	6,882	6,253
Income taxes payable	2,316	--
	3,164,498	2,818,890
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value per share, 27,500,000 shares authorized, 13,201,418 shares issued: 11,967,792 shares and 11,782,356 shares outstanding at June 30, 2006 and December 31, 2005, respectively.	132,284	130,573
Retained earnings	108,626	96,783
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(5,532)	(2,736)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
301,786 and 300,120 restricted shares outstanding at June 30, 2006 and December 31, 2005, respectively	(2,494)	(2,480)

Carrying value of shares held in trust for stock related compensation plans	(7,376)	(8,464)
Liability for common stock issued to deferred, stock related, compensation plans	6,994	7,989
	(382)	(475)
	232,502	221,665
	$3,397,000	$3,040,555

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Six Months Ended June 30, 2006 and 2005
	Quarters Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
INTEREST INCOME:
Loans receivable	$55,088	$39,842	$104,214	$75,979
Mortgage-backed securities	2,011	3,586	4,094	7,259
Securities and cash equivalents	1,834	2,943	3,612	5,792
	58,933	46,371	111,920	89,030
INTEREST EXPENSE:
Deposits	20,828	12,146	38,259	22,560
Federal Home Loan Bank advances	4,141	5,927	7,267	11,544
Other borrowings	766	392	1,464	724
Junior subordinated debentures	1,973	1,193	3,801	2,260
	27,708	19,658	50,791	37,088

Net interest income before provision for loan losses	31,225	26,713	61,129	51,942

PROVISION FOR LOAN LOSSES	2,300	1,300	3,500	2,503
Net interest income	28,925	25,413	57,629	49,439

OTHER OPERATING INCOME:
Deposit fees and other service charges	2,891	2,401	5,383	4,405
Mortgage banking operations	1,454	1,645	2,606	2,876
Loan servicing fees	334	232	724	671
Miscellaneous	321	339	789	662
Gain on sale of securities	--	8	--	8
Total other operating income	5,000	4,625	9,502	8,622

OTHER OPERATING EXPENSES:
Salary and employee benefits	16,553	15,263	32,042	29,056
Less capitalized loan origination costs	(3,228)	(2,753)	(5,820)	(4,794)
Occupancy and equipment	3,938	3,394	7,732	6,621
Information/computer data services	1,285	1,193	2,585	2,310
Professional services	534	818	1,066	1,619
Advertising	2,074	1,512	3,516	2,863
Insurance recovery, net proceeds	(5,350)	--	(5,350)	--
Miscellaneous	4,205	3,373	7,438	6,428
Total other operating expenses	20,011	22,800	43,209	44,103
Income before provision for income taxes	13,914	7,238	23,922	13,958

PROVISION FOR INCOME TAXES	4,555	2,222	7,775	4,235

NET INCOME	$9,359	$5,016	$16,147	$9,723

Earnings per common share (see Note 5):
Basic	$0.79	$0.43	$1.36	$0.85
Diluted	$0.77	$0.42	$1.33	$0.82
Cumulative dividends declared per common share:	$0.18	$0.17	$0.36	$0.34

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Six Months Ended June 30, 2006 and 2005
	Quarters Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
NET INCOME	$9,359	$5,016	$16,147	$9,723

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $(625), $1,968, $(1,518) and $(582), respectively	(1,148)	3,666	(2,796)	(1,059)
Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $0, $3, $0 and $3, respectively	--	(5)	--	(5)
Other comprehensive income (loss)	(1,148)	3,661	(2,796)	(1,064)

COMPREHENSIVE INCOME	$8,211	$8,677	$13,351	$8,659

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Six Months Ended June 30, 2006 and 2005
	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2005	$127,460	$92,327	$(888)	$(3,096)	$(583)	$$215,220
Net income		9,723				9,723

Change in valuation of securities available for sale, net of income taxes			(1,064)			(1,064)

Cash dividend on common stock ($.34/share cumulative)		(3,926)				(3,926)

Purchase and retirement of common stock	(2,103)					(2,103)

Proceeds from issuance of common stock for exercise of stock options	2,757					2,757

Net issuance of stock through employees' stock plans, including tax benefit	96				(76)	20

Amortization of compensation related to MRP					91	91
BALANCE, June 30, 2005	$128,210	$98,124	$(1,952)	$(3,096)	$(568)	$220,718

BALANCE, January 1, 2006	$130,573	$96,783	$(2,736)	$(2,480)	$(475)	$221,665
Net income		16,147				16,147

Change in valuation of securities available for sale, net of income taxes			(2,796)			(2,796)

Cash dividend on common stock ($.36/share cumulative)		(4,304)				(4,304)

Purchase and retirement of common stock	(2,346)					(2,346)

Proceeds from issuance of common stock for exercise of stock options	3,720					3,720

Net issuance of stock through employees' stock plans, including tax benefit	28			(14)		14

Amortization of compensation related to stock options	309					309

Amortization of compensation related to MRP					93	93
BALANCE, June 30, 2006	$132,284	$108,626	$(5,532)	$(2,494)	$(382)	$232,502

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,119)	(1,344)
Purchase and retirement of common stock	(63)	(76)
Issuance of common stock to exercised stock options and/or employee stock plans	251	210
Number of shares retired, end of period	(931)	(1,210)

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	12,270	11,991

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(300)	(375)
Adjustment of earned shares	(2)	--
Number of shares, end of period	(302)	(375)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2006 and 2005
	2006	2005
OPERATING ACTIVITIES:
Net income	$16,147	$9,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,925	2,375
Deferred income and expense, net of amortization	1,266	2,061
Loss (gain) on sale of securities	--	(8)
Increase in cash surrender value of bank-owned life insurance	(779)	(783)
Gain on sale of loans, excluding capitalized servicing rights	(2,046)	(2,733)
Loss (gain) on disposal of real estate held for sale and property and equipment	(47)	127
Provision for losses on loans and real estate held for sale	3,500	2,509
FHLB stock (dividend) reversal	--	29
Net change in:
Loans held for sale	(929)	(3,692)
Other assets	(1,927)	(4,317)
Other liabilities	5,733	7,879
Net cash provided by operating activities	23,843	13,170

INVESTING ACTIVITIES:
Purchases of available for sale securities	--	(27,396)
Principal repayments and maturities of available for sale securities	15,269	39,279
Proceeds from sales of available for sale securities	--	7,102
Purchases of held to maturity securities	--	(1,295)
Principal repayments and maturities of held to maturity securities	1,255	370
Origination of loans, net of principal repayments	(539,491)	(402,963)
Purchases of loans and participating interest in loans	(4,091)	(1,142)
Proceeds from sales of loans and participating interest in loans	160,545	184,857
Purchases of property and equipment-net	(4,917)	(8,253)
Proceeds from sale of real estate held for sale-net	179	640
Other	(525)	(315)
Net cash used by investing activities	(371,776)	(209,116)

FINANCING ACTIVITIES:
Increase in deposits	256,144	249,006
Proceeds from FHLB advances	1,043,900	1,647,900
Repayment of FHLB advances	(940,000)	(1,665,000)
Repayment of repurchase agreement borrowings	(1,748)	(4,954)
Increase (decrease) in other borrowings, net	(17,979)	2,743
Cash dividends paid	(4,244)	(3,904)
Repurchases of stock, net of forfeitures	(2,346)	(2,103)
ESOP shares earned (returned)	(47)	--
Exercise of stock options	3,720	2,757
Net cash provided by financing activities	337,400	226,445

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(10,533)	30,499

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	116,448	51,767
CASH AND DUE FROM BANKS, END OF PERIOD	$105,915	$82,266

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2006 and 2005

	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$48,239	$35,647
Taxes paid in cash	3,481	5
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	42	401
Net change in accrued dividends payable	60	--
Change in other assets/liabilities	1,436	237
Recognize tax benefit of vested MRP shares	61	20

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

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses and (iii) the valuation of investment securities, goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail below in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC). Management believes that the judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Certain reclassifications have been made to the 2005 consolidated financial statements and/or schedules to conform to the 2006 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. Interim results are not necessarily indicative of results for a full year.

Note 2: Recent Developments and Significant Events

Insurance Recovery: In June 2006, Banner announced that it had reached a $5.5 million insurance settlement relating to losses incurred in 2001. The net amount of the settlement, after costs, resulted in a $5.4 million credit to other operating expenses and contributed approximately $3.4 million, or $0.28 per share, to second quarter earnings.

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

Branch Expansion: Over the past three years, the Company has invested significantly in expanding the Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington. This branch expansion is a significant element in the Company's strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow the Bank to proportionately reduce higher cost borrowings as a source of funds. Since March 2004, the Bank has opened 16 new branch offices, relocated five additional branch offices and significantly refurbished its main office in Walla Walla.

Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan ("Plan") effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is indirectly related to changes in the value of Company stock and changes in the Bank's average earnings rate. The primary objective of the Plan is for executives who remain with the Company or the Bank for a sufficient period of time to share in the increases in the value of Company stock. Although the Plan benefits are tied to the value of Company stock, the Plan benefit is paid in cash rather than Company stock. Detailed information with respect to the plan was disclosed on a Form 8-K filed with SEC on June 19, 2006.


Adoption of SFAS 123(R): In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company's consolidated financial statements. The Company adopted the provisions of SFAS 123(R) effective January 1, 2006, and has recorded $129,000 and $308,900, respectively, of compensation cost relating to share-based transactions for the quarter and six months ended June 30, 2006 (see Note 6).

Recently Issued Accounting Pronouncements: In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140. The Statement specifies under what situations servicing assets and servicing liabilities must be recognized. It requires these assets and liabilities to be initially measured at fair value and specifies acceptable measurement methods subsequent to their recognition. Separate presentation in the financial statements and additional disclosures are also required. This statement will be effective beginning January 1, 2007. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is assessing the impact of adopting the new pronouncement, which will become effective January 1, 2007, but it is not expected to have a material impact.

Sale of $25 Million of Trust Preferred Securities: In August 2005, the Company completed the issuance of $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities. The trust preferred securities were issued by Banner Capital Trust V, a special purpose business trust formed by the Company. The debentures have been recorded as a liability on the statement of financial condition but, subject to limitation under current Federal Reserve guidelines, a portion of the debentures qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, by augmenting the Bank's regulatory capital. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 1.57% and was 5.41% at issuance and 6.76% at June 30, 2006. The Company's previously issued trust preferred securities have similar provisions but carry different interest rates than this most recent issuance. In accordance with Financial Interpretation No. (FIN) 46, the trusts are not consolidated with the Company's financial statements.

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

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
	June 30 2006	December 31 2005	June 30 2005

Interest-bearing deposits included in cash and due from banks	$32,547	$35,078	$15,619

Mortgage-backed securities	160,733	178,973	307,589
Other securities-taxable	82,365	83,731	220,660
Other securities-tax exempt	43,609	44,844	45,460
Equity securities with dividends	3,439	3,685	3,721
Total securities	290,146	311,233	577,430

Federal Home Loan Bank (FHLB) stock	35,844	35,844	35,844

	$358,537	$382,155	$628,893

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):
	Quarters Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005
Mortgage-backed securities interest	$2,011	$3,586	$4,094	$7,259

Taxable interest income	1,285	2,397	2,553	4,741
Tax-exempt interest income	488	509	981	1,012
Other stock-dividend income	61	37	78	68
FHLB stock dividends (reversal)	--	--	--	(29)
	1,834	2,943	3,612	5,792

	$3,845	$6,529	$7,706	$13,051

Note 5: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data (in thousands):
	Quarters Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005
Total shares originally issued	13,201	13,201	13,201	13,201
Less retired weighted average shares plus unvested weighted average shares allocated to MRP	(1,017)	(1,294)	(1,063)	(1,325)
Less unallocated shares held by the ESOP	(302)	(375)	(302)	(375)

Basic weighted average shares outstanding	11,882	11,532	11,836	11,501

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	314	363	325	407
Diluted weighted average shares outstanding	12,196	11,895	12,161	11,908


Note 6: Stock Based Compensation Plans

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (together, SOPs).

MRP Stock Grants: Under the MRP, the Company is authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees, of which 5,415 shares remain available for future grants at June 30, 2006. On July 26, 2006, this stock program expired with no additional grants issued. Shares granted under the MRP vest ratably over a five-year period. The Consolidated Statements of Income for the quarter and six months ended June 30, 2006 and 2005 reflect an accrual of $46,500 and $46,700, and $93,100 and $90,800, respectively, for these grant awards. The MRP stock grants' fair value equals their intrinsic value on the date of the grant.

A summary of the Company's unvested MRP shares activity with respect to the six months ended June 30, 2006 follows:

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2005	28,080	$21.80
Granted	--	--
Vested	(8,020)	20.29
Forfeited	--	--

Unvested at June 30, 2006	20,060	$22.41

Stock Options: Under the 1996, 1998 and 2001 SOPs, the Company has reserved 2,284,186 shares for issuance pursuant to the exercise of stock options which may be granted to directors and employees. The exercise price of the stock options is set at 100% of the fair market value of the stock price at date of grant. Such options have graded vesting of 20% per year and any unexercised options will expire ten years after date of grant or 90 days after employment or service ends.

There were no stock options granted by the Company during the six months ended June 30, 2006. Also, there were no significant modifications made to any stock grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $129,000 and $308,900 for the quarter and six months ended June 30, 2006, respectively. The SOPs' stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. Assumptions used in the Black-Scholes model are an expected volatility based on the six-month historical volatility at the date of the grant. The expected term is based on the remaining contractual life of the graded vesting. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.
	Quarter Ended
	2006	2005
Annual dividend yield	N/A	2.31%
Expected volatility	N/A	31.2%
Risk free interest rates	N/A	3.73 to 4.15%
Expected lives	N/A	5 to 9	yrs

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


A summary of the Company's SOP stock compensation activity for the six months ended June 30, 2006 follows (in thousands, except shares and per share data):
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,023,673	$19.38
Granted	--
Exercised	(250,524)	14.91
Forfeited	(8,251)	26.87
Outstanding at June 30, 2006	764,898	$20.77	5.8	$13,596

Vested at June 30, 2006 and expected to vest	753,264	$20.70	5.8	$13,437

Exercisable at June 30, 2006	502,713	$18.68	4.9	$9,985

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the option.

A summary of the Company's unvested stock option activity with respect to the six months ended June 30, 2006 follows:
	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2005	340,655	$7.71
Granted	--	--
Vested	(70,370)	7.48
Forfeited	(8,100)	7.91

Unvested at June 30, 2006	262,185	$7.76

The weighted average fair value per share of stock options granted to employees during the six months ended June 30, 2006 and 2005 was $0 and $8.86, respectively. During the same periods, the total intrinsic value of stock options exercised was $5.3 million and $1.2 million, respectively.

The Company had $750,000 of total unrecognized compensation costs related to stock options at June 30, 2006 that are expected to be recognized over a weighted-average period of 5.8 years.

During the six months ended June 30, 2006, $3.7 million was received for the exercise of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.


The following are the stock-based compensation costs recognized in the Company's condensed consolidated statements of income (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005
Salary and employee benefits	$174	$47	$402	$91
Total decrease in income before income taxes	174	47	402	91
Decrease in provision for income taxes	(31)	(17)	(58)	(33)

Decrease in net income	$143	$30	$344	$58

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company's stock option plans for the quarter and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' graded vesting periods (in thousands, except per share amounts).

	Quarter Ended June 30 2005	Six Months Ended June 30 2005
Net income available to common stockholders:
Basic:
As reported	$5,016	9,723
Pro forma	4,735	9,141
Diluted:
As reported	$5,016	9,723
Pro forma	4,735	9,141
Net income per common share:
Basic:
As reported	$0.43	0.85
Pro forma	0.41	0.79
Diluted:
As reported	$0.42	0.82
Pro forma	0.40	0.77


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis and other portions of this report contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2005. We have used forward-looking statements to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, management's ability to maintain acceptable asset quality and to successfully resolve new or existing credit issues, the success of our branch expansion strategy, our ability to control operating costs, competition, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, agricultural commodity prices, crop yields and weather conditions, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services. Accordingly, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

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

Over the past three years the Company has invested significantly in expanding the Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington. This branch expansion is a significant element in the Company's strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow the Bank to proportionately reduce higher cost borrowings as a source of funds. Since March 2004, the Bank has opened 16 new branch offices, relocated five additional branch offices and significantly refurbished its main office in Walla Walla. The Company is committed to continuing this branch expansion strategy for the next two to three years and has plans and projects in process for four new offices expected to open in the next twelve months and is exploring other opportunities which likely will result in additional new offices either late in 2006 or in 2007.

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

The Bank generally attracts deposits from within its primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products, and customer preferences and concerns.


The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, junior subordinated debentures and other borrowings. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, the Company's net interest income before provision for loan losses increased $4.5 million for the quarter ended June 30, 2006, compared to the same period a year earlier, primarily as a result of strong growth in interest-earning assets and interest-bearing liabilities and changes in the mix of both interest-earning assets and interest-bearing liabilities, including the effects of certain balance-sheet restructuring transactions completed in the quarter ended December 31, 2005.

The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its operating expenses and income tax provisions. The provision for loan losses was $2.3 million for the quarter ended June 30, 2006, an increase $1.0 million compared to the quarter ended June 30, 2005. The increase was generally in response to the overall growth of the loan portfolio as credit quality and economic conditions remained essentially unchanged. Other operating income increased by $375,000 to $5.0 million for the quarter ended June 30, 2006, from $4.6 million for the quarter ended June 30, 2005, primarily as a result of increased deposit fees and service charges. Other operating expenses decreased $2.8 million to $20.0 million for the quarter ended June 30, 2006, from $22.8 million for the same period in 2005, due to a net $5.4 million insurance recovery in the current quarter. Excluding the insurance recovery, operating expenses were $25.4 million, an increase of 11% from a year earlier, largely reflecting the Company's continued growth.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

General: For the first six months of the year, total assets increased $356 million, or 12%, from $3.041 billion at December 31, 2005, to $3.397 billion at June 30, 2006. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth and an increase in FHLB advances. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $382 million, or 16%, from $2.409 billion at December 31, 2005, to $2.790 billion at June 30, 2006. Loan portfolio growth was broad-based; however, reflecting continued strong demand for and sales of new homes in many of the markets served by the Bank, by far the most significant growth occurred in construction and land loans. Loans to finance the construction of one- to four-family residential real estate increased by $141 million, or 40%, and land and development loans increased by $82 million, or 36%, since December 31, 2005. In addition, loans for the construction of commercial real estate increased by $43 million, or 83%. Loan growth also included loans to finance existing commercial real estate, which increased by $40 million, or 7%, existing one- to four-family residential properties, which increased by $32 million, or 9%, consumer loans, which increased by $17 million, or 19%, commercial loans, which increased by $30 million, or 7%, and agricultural loan totals, which increased by $8 million, or 6%. As well as reflecting seasonal patterns, the modest increase in agricultural loans also reflects the repayment of a large non-performing loan in the first quarter of the current year which, as noted below, included the collection of a significant amount of delinquent interest.

Securities available for sale and held to maturity decreased $21 million, or 7%, from $311 million at December 31, 2005, to $290 million at June 30, 2006, primarily as a result of prepayments on mortgage-backed securities, but also as a result of modest declines in the fair value of the portion of the portfolio designated as available for sale as a result of changes in the level of market interest rates. As noted in the Consolidated Statements of Financial Condition, higher market interest rates resulted in an unrealized loss of $8.1 million for the Company's available for sale securities at June 30, 2006, compared to an unrealized loss of $3.8 million at December 31, 2005. The Company also had an increase of $779,000 in bank-owned life insurance from the growth of cash surrender values on existing policies. Property and equipment increased by $2.0 million to $52 million at June 30, 2006, from $50 million at December 31, 2005. The increase included additional site, construction and equipment costs associated with new facilities recently opened or in progress as part of the Company's continuing branch expansion strategy.

Deposits grew $256 million, or 11%, from $2.323 billion at December 31, 2005, to $2.579 billion at June 30, 2006. Non-interest-bearing deposits decreased $11 million, or 3%, to $318 million while interest-bearing deposits increased $267 million, or 13%, to $2.262 billion from the December 31, 2005 amounts. In addition to certain seasonal patterns, it is management's belief that the decline in non-interest-bearing deposits in part reflects changes in customer behavior in response to the current increasing interest rate environment. In particular, as interest rates on new certificates of deposits have increased, certain customers have moved balances from both non-interest-bearing and interest-bearing transaction accounts into higher yielding certificate accounts. Nonetheless, the aggregate total of transaction and savings accounts, including money market accounts, increased by $69 million to $1.191 billion, reflecting the Bank's focused efforts to grow these important core deposits. Increasing core deposits is a key element of the Bank's expansion strategy including the recent and planned addition and renovation of branch locations as explained in more detail below. FHLB advances increased $104 million from $265 million at December 31, 2005, to $369 million at June 30, 2006, while other borrowings decreased $20 million to $77 million at June 30, 2006. The increase in FHLB advances was driven by the need to fund particularly strong loan growth, which significantly outpaced deposit growth for the first six months of 2006. The decrease in other borrowings reflects repayment of a $26 million short-term federal funds purchased position that had been established on December 31, 2005, as well as a decrease of $2 million of repurchase agreement borrowings from securities dealers, which were partially offset by an $8 million increase in retail repurchase agreements that are primarily related to customer cash management accounts.


The following tables provide additional detail on the Company's loans and deposits (dollars in thousands):

	June 30 2006		December 31 2005		June 30 2005
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans (including loans held for sale):
Commercial real estate	$595,513	21.1%	$555,889	22.8%	$562,240	24.3%
Multifamily real estate	141,996	5.0	144,512	5.9	119,668	5.2
Commercial construction	95,277	3.4	51,931	2.1	49,978	2.2
Multifamily construction	56,857	2.0	62,624	2.6	79,686	3.4
One- to four-family construction	489,187	17.3	348,661	14.3	311,648	13.5
Land and land development	310,369	11.0	228,436	9.4	190,245	8.2
Commercial business	472,061	16.7	442,232	18.1	436,428	18.9
Agricultural business, including secured by farmland	155,744	5.5	147,562	6.0	149,651	6.5
One-to four-family real estate	397,648	14.1	365,903	15.0	327,249	14.0

Consumer	47,534		42,573		40,865
Consumer secured by one-to four-family	61,847		49,408		46,987
Total consumer	109,381	3.9	91,981	3.8	87,852	3.8
Total loans outstanding	2,824,033	100.00%	2,439,731	100.00%	2,314,645	100.00%

Less allowance for loan losses	(33,618)		(30,898)		(29,788)

Total net loans outstanding at end of period	$2,790,415		$2,408,833		$2,284,857

	June 30 2006		December 31 2005		June 30 2005
Deposits :	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Demand and NOW checking	$655,643	25.4%	$622,235	26.8%	$600,483	27.6%
Regular savings accounts	265,942	10.3	153,218	6.6	155,969	7.2
Money market accounts	268,949	10.4	345,757	14.9	275,797	12.7
Total transaction and saving accounts	1,190,534	46.1	1,121,210	48.3	1,032,249	47.5

Certificates which mature or reprice:
Within 1 year	1,118,596		899,617		784,505
After 1 year, but within 3 years	218,814		250,605		300,101
After 3 years	51,513		51,881		58,060
Total certificate accounts	1,388,923	53.9	1,202,103	51.7	1,142,666	52.5
Total	$2,579,457	100.00%	$2,323,313	100.00%	$2,174,915	100.00%


Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2006 and 2005

General. For the quarter ended June 30, 2006, the Company had net income of $9.4 million, or $0.77 per share (diluted), compared to net income of $5.0 million, or $0.42 per share (diluted), for the quarter ended June 30, 2005. The Company's improved operating results reflect significant growth of assets and liabilities, as well as changes in the mix of those assets and liabilities, including the effects of certain balance-sheet restructuring transactions completed in the quarter ended December 31, 2005, which have resulted in a significant expansion in the Company's net interest margin as more fully explained below. The current quarter's earnings were also positively affected by the collection of a $5.5 million insurance settlement relating to a loss incurred in 2001. The net amount of the settlement, following costs, resulted in a $5.4 million credit to other operating expense and contributed approximately $3.4 million, or $.28 per share, to net income for the quarter ended June 30, 2006. The Company's operating results also reflect substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses reflecting the growth in locations, operations and staff as the Company continues to expand. New or relocated locations that contributed to the higher level of operating expenses during the current quarter as compared to the same period a year ago, include: Lynden, Lynnwood, Spokane, East Wenatchee, Walla Walla, Vancouver, Pasco and Burlington, Washington, Beaverton, Oregon and Boise, Twin Falls and Meridian, Idaho.

Compared to levels a year ago, total assets increased 8% to $3.397 billion at June 30, 2006, net loans increased 22% to $2.790 billion, deposits grew 19% to $2.579 billion, while borrowings, including junior subordinated debentures, decreased $161 million, or 23%, to $544 million, reflecting the balance sheet restructuring in the fourth quarter of 2005. Average interest-earning assets were $3.047 billion for the quarter ended June 30, 2006, an increase of $193 million, or 7%, compared to $2.854 billion for the same period a year earlier.

Net Interest Income. Net interest income before provision for loan losses increased to $31.2 million for the quarter ended June 30, 2006, compared to $26.7 million for the prior year comparative quarter, largely as a result of the growth in average interest-earning assets noted above and the net interest margin expansion as discussed in the remainder of this paragraph. The net interest margin of 4.11% in the current quarter improved 36 basis points from the prior year's comparative quarter, reflecting the balance-sheet restructuring and the Company's success in attracting higher yielding loans and lower cost deposits. For the six months ended June 30, 2006, the net interest margin also improved 44 basis points from 3.73% to 4.17% from the prior year's comparative period. While this improvement in the net interest margin primarily reflects changes in both the asset and liability mix, including those resulting from the balance-sheet restructuring, the lagged effect of increasing market interest rates on deposit costs, as more fully explained below, also contributed to the improvement. In particular, the average asset mix for the quarter and six months ended June 30, 2006 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the same period a year earlier. At the same time, the average funding liability base had proportionately more deposits, including more non-interest-bearing deposits, and proportionately fewer borrowings than in the prior year. Reflecting higher market interest rates as well as these mix changes, the yield on earning assets for the quarter and six months ended June 30, 2006 each increased by 124 basis points compared to the same periods a year ago while funding costs for the quarter and six months ended June 30, 2006 increased by 90 and 82 basis points, respectively, over the same period.

Interest Income. Interest income for the quarter ended June 30, 2006 was $58.9 million, compared to $46.4 million for the same quarter a year earlier, an increase of $13 million, or 27%. The increase in interest income occurred as a result of a 124 basis point increase in the average yield on interest-earning assets as well as significant growth in those assets. The yield on average interest-earning assets increased to 7.76% for the quarter ended June 30, 2006, compared to 6.52% for the same period a year earlier. Average loans receivable for the quarter ended June 30, 2006 increased by $481 million, or 22%, to $2.705 billion, compared to $2.224 billion for the quarter ended June 30, 2005. Interest income on loans for the quarter increased by $15.2 million, or 38%, to $55.1 million from $39.8 million for the same period in the prior year, reflecting the impact of the increase in average loan balances combined with a 98 basis point increase in the average yield. The increase in average loan yield reflects the increases in the level of market interest rates during the past year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect large portions of construction, land development, commercial and agricultural loans. The increase in average loan yields also reflects changes in the mix of the loan portfolio. The average yield on loans was 8.17% for the quarter ended June 30, 2006, compared to 7.19% for the same period in the prior year. While the recent level of market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree as most fixed-rate loans did not adjust upward. In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $288 million for the quarter ended June 30, 2006, primarily reflecting the 2005 fourth quarter restructuring transactions, and the interest and dividend income from those investments decreased by $2.7 million compared to the quarter ended June 30, 2005. The average yield on the securities portfolio and cash equivalents increased to 4.51% for the quarter ended June 30, 2006, from 4.16% for the comparable quarter in 2005, largely reflecting the sale of lower yielding securities and the effect of higher market rates on certain adjustable rate securities. Consistent with recent periods and similar to the same quarter a year earlier, the Company did not record any dividend income on its FHLB of Seattle stock in the quarter ended June 30, 2006. Management does not expect that Banner Bank will receive any dividend income on this stock for the foreseeable future.

Interest income for the six months ended June 30, 2006 increased by $22.9 million, or 26%, to $111.9 million, from $89.0 million for the comparable period in 2005. This increase in interest income is the result of the same growth, mix and market interest rate trends which affected the quarterly results explained above. Interest income from loans increased $28.2 million, or 37%, to $104.2 million for the six months ended June 30, 2006, from $76.0 million for the comparable period on in 2005. The increase in loan interest income reflects the impact of $433 million of growth in the average balance of loans receivable in addition to a 102 basis point increase in the yield on the loan balances. Interest


income from mortgage-backed and investment securities and FHLB stock for the six months ended June 30, 2006 decreased $5.3 million, to $7.7 million in the current period, reflecting a $286 million decrease in average balances which was partially offset by a 32 basis point increase in yield.

Interest Expense. Interest expense for the quarter ended June 30, 2006 was $27.7 million, compared to $19.7 million for the comparable period in 2005, an increase of $8.1 million, or 41%. The increase in interest expense was the result of the growth in interest-bearing liabilities combined with a 90 basis point increase in the average cost of all interest-bearing liabilities to 3.74% for the quarter ended June 30, 2006, from 2.84% for the comparable period in 2005, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $8.7 million, or 71%, to $20.8 million for the quarter ended June 30, 2006 compared to $12.1 million for the same quarter a year ago, as a result of the significant deposit growth over the past twelve months as well as an increase in the cost of interest-bearing deposits. Reflecting the branch expansion and other growth initiatives, average deposit balances increased $377 million, or 18%, to $2.446 billion for the quarter ended June 30, 2006, from $2.069 billion for the quarter ended June 30, 2005, while the average rate paid on deposit balances increased 106 basis points to 3.41%. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates. In addition, non-interest-bearing deposits help mitigate the effect of higher market rates on the Company's cost of deposits. This lower degree of volatility and lag effect for deposit pricing has been evident in the modest increase in deposit costs as the Federal Reserve has moved to increase short-term interest rates by 425 basis points from June 2003 to June 2006, including an increase of 200 basis points since June 30, 2005. Nonetheless, competitive pricing pressure for interest-bearing deposits has become quite intense in recent months, as many financial institutions have experienced strong loan growth and related funding needs. As a result, management expects that the cost of deposits will continue to increase in the near term regardless of any changes in market interest rates.

The Company's strong loan growth, which significantly outpaced deposit growth, also resulted in a substantial increase in FHLB advances during the current quarter. Despite their recent increase, average FHLB advances decreased to $345 million for the quarter ended June 30, 2006, compared to $573 million during the quarter ended June 30, 2005, reflecting the fourth quarter 2005 restructuring transactions and resulting in a $1.8 million decrease in the related interest expense. The average rate paid on FHLB advances increased to 4.82%, just 67 basis points higher than the same quarter a year earlier, as the effect of significantly higher market interest rates on the floating rate and short-term portions of the advances was substantially offset by the prepayment of $142 million of higher fixed-rate, fixed-term advances in connection with the balance-sheet restructuring transactions completed in the quarter ended December 31, 2005. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $98 million and an average cost of 8.08% (including amortization of prepaid underwriting costs) for the quarter ended June 30, 2006. Junior subordinated debentures outstanding in the same quarter of the prior year had an average balance of $72 million with a lower average rate of 6.63%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to six months. The increased cost of the junior subordinated debentures reflects recent increases in short-term market interest rates. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $17 million, or 27%, to $81 million for the quarter ended June 30, 2006, from $64 million for the same period in 2005, while the related interest expense increased $374,000, to $766,000 from $392,000 for the respective periods. The average balance of the wholesale borrowings from brokers decreased $7 million, which was more than offset by a $25 million increase in the average balance of customer retail repurchase agreements, reflecting growth in the Company's customer cash management services. The average rate paid on other borrowings was 3.78% in the quarter ended June 30, 2006, compared to 2.47% for the same quarter in 2005. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

A comparison of total interest expense for the six months ended June 30, 2006 shows an increase of $13.7 million, or 37%, from the comparable period in 2005. The interest expense reflects an increase in average deposits of $369 million combined with a $218 million decrease in FHLB advances, trust preferred securities and other borrowings. The effect on interest expense of the $151 million increase in average interest-bearing liabilities was also accompanied by a 82 basis point increase in the interest paid on those liabilities. The effect of higher market rates on the cost of these funds was partially mitigated by deposit pricing characteristics noted above and as deposits, including non-interest-bearing deposits, became a proportionately larger source of funds.


The following tables provide additional comparative data on the Company's operating performance (dollars in thousands):

Average Balances	Quarters Ended June 30		Six Months Ended June 30
(in thousands)	2006	2005	2006	2005
Investment securities and cash equivalents	$133,843	$275,192	$133,896	$273,199
Mortgage-backed obligations	172,634	319,105	176,000	322,799
FHLB stock	35,844	35,844	35,844	35,773
Total average interest-earning securities and cash equivalents	342,321	630,141	345,740	631,771
Loans receivable	2,704,856	2,224,089	2,607,743	2,175,233
Total average interest-earning assets	3,047,177	2,854,230	2,953,483	2,807,004

Non-interest-earning assets	191,758	175,705	191,058	172,686
Total average assets	$3,238,935	$3,029,935	$3,144,541	$2,979,690

Deposits	$2,446,316	2,069,062	$2,384,112	2,015,104
Advances from FHLB	344,865	572,716	317,350	576,122
Other borrowings	81,251	63,776	81,160	65,782
Junior subordinated debentures	97,942	72,168	97,942	72,168
Total average interest-bearing liabilities	2,970,374	2,777,722	2,880,564	2,729,176

Non-interest-bearing liabilities	35,428	32,409	33,355	30,795
Total average liabilities	3,005,802	2,810,131	2,913,919	2,759,971

Equity	233,133	219,804	230,622	219,719
Total average liabilities and equity	$3,238,935	$3,029,935	$3,144,541	$2,979,690

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	5.50%	4.29%	5.44%	4.30%
Mortgage-backed obligations	4.67%	4.51%	4.69%	4.53%
FHLB stock	0.00%	0.00%	0.00%	(0.16)%
Total interest rate yield on securities and cash equivalents	4.51%	4.16%	4.49%	4.17%
Loans receivable	8.17%	7.19%	8.06%	7.04%
Total interest rate yield on interest-earning assets	7.76%	6.52%	7.64%	6.40%

Interest Rate Expense:
Deposits	3.41%	2.35%	3.24%	2.26%
Advances from FHLB	4.82%	4.15%	4.62%	4.04%
Other borrowings	3.78%	2.47%	3.64%	2.22%
Junior subordinated debentures	8.08%	6.63%	7.83%	6.32%
Total interest rate expense on interest-bearing liabilities	3.74%	2.84%	3.56%	2.74%
Interest spread	4.02%	3.68%	4.08%	3.66%

Net interest margin on interest earning assets	4.11%	3.75%	4.17%	3.73%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	1.16%	0.66%	1.04%	0.66%
Return on average equity	16.10%	9.15%	14.12%	8.92%
Average equity / average assets	7.20%	7.25%	7.33%	7.37%
Average interest-earning assets / interest-bearing liabilities	102.59%	102.75%	102.53%	102.85%
Non-interest (other operating) expenses / average assets	2.48%	3.02%	2.77%	2.98%
Efficiency ratio [non-interest (other operating) expenses / revenues]	55.24%	72.76%	61.18%	72.82%


Provision and Allowance for Loan Losses. During the quarter ended June 30, 2006, the provision for loan losses was $2.3 million, an increase of $1.0 million from the quarter ended June 30, 2005, primarily in response to the significant growth of the loan portfolio. As discussed in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision in the current quarter reflects lower levels of non-performing loans and net charge offs, balanced against growth in the size of the loan portfolio and continuing changes in the loan mix. Net charge-offs were $576,000 for the current quarter, compared to $1.2 million for the same quarter a year earlier, and non-performing loans decreased $5.4 million to $11 million at June 30, 2006, compared to $16 million at June 30, 2005. However, non-performing loans did increase by $2.3 million during the quarter from $8 million at March 31, 2006, and net charge-offs were also slightly higher in the current quarter than in the immediately preceding quarter. Generally, these non-performing loans reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions. A comparison of the allowance for loan losses at June 30, 2006 and 2005 shows an increase of $4 million to $34 million at June 30, 2006, from $30 million at June 30, 2005. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.19% and 1.29% at June 30, 2006 and 2005, respectively. The allowance as a percentage of non-performing loans increased to 318% at June 30, 2006, compared to 187% a year earlier.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. As a result, the Company maintains an allowance for loan losses consistent with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan?Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require changes to the allowance based upon judgments different from those of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of June 30, 2006, the Company had identified $10.3 million of impaired loans as defined by SFAS No. 114 and had established $1.8 million of loss allowances related to these loans.

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


The following tables provide additional detail on the Company's allowance for loan losses (dollars in thousands):
	Quarters Ended		Six Months Ended
	June 30		June 30
Allowance for Loan Losses:	2006	2005	2006	2005
Balance, beginning of the period	$31,894	$29,736	$30,898	$29,610

Provision for loan losses	2,300	1,300	3,500	2,503

Recoveries of loans previously charged off:

One- to four-family real estate	--	--	--	--
Commercial real estate	--	22	75	187
Multifamily real estate	--	6	--	6
Construction and land	3	108	11	113
Commercial business	118	67	171	241
Agricultural business, including secured by farmland	32	7	42	21
Consumer	16	9	26	24
	169	219	325	592
Loans charged off:

One- to four-family real estate	(27)	(122)	(62)	(122)
Commercial real estate	--	--	--	(121)
Multifamily real estate	--	--	--	(8)
Construction and land	--	1	--	(217)
Commercial business	(625)	(604)	(703)	(723)
Agricultural business, including secured by farmland	--	(626)	(213)	(1,491)
Consumer	(93)	(116)	(127)	(235)
	(745)	(1,467)	(1,105)	(2,917)
Net charge-offs	(576)	(1,248)	(780)	(2,325)

Balance, end of the period	$33,618	$29,788	$33,618	$29,788

Net charge-offs as a percentage of average net book value of loans outstanding for the period	0.02%	0.06%	0.03%	0.11%

The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):
	June 30	December 31	June 30
	2006	2005	2005
Specific or allocated loss allowances:
One- to four-family real estate	$899	$860	$785
Commercial real estate	5,295	4,566	5,453
Multifamily real estate	846	839	598
Construction and land	9,928	7,223	6,979
Commercial business	10,773	9,741	10,047
Agricultural business, including secured by farmland	2,863	3,502	3,497
Consumer	785	561	545
Total allocated	31,389	27,292	27,904

Estimated allowance for undisbursed commitments	495	156	411
Unallocated	1,734	3,450	1,473
Total allowance for loan losses	$33,618	$30,898	$29,788

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for losses)	1.19%	1.27%	1.29%
Ratio of allowance for loan losses to non-performing loans	318%	296%	187%


Other Operating Income. Other operating income was $5.0 million for the quarter ended June 30, 2006, an increase of $375,000 from the quarter ended June 30, 2005. Deposit fee and service charge income increased by $490,000, or 20%, to $2.9 million for the quarter ended June 30, 2006, compared to $2.4 million for the quarter ended June 30, 2005, primarily reflecting growth in customer transaction accounts and increased merchant credit card services, although changes in certain pricing schedules also contributed to the increase. Loan servicing fees increased by $102,000 to $334,000 for the current quarter, from $232,000 for the quarter ended June 30, 2005, as the portfolio of serviced loans decreased modestly and prepayment fees and other servicing charges declined. Gain on sale of loans was nearly unchanged, decreasing by $191,000 to $1.5 million for the quarter ended June 30, 2006, compared to $1.6 million for the same quarter a year earlier as mortgage banking activity maintained a similar pace despite modestly higher mortgage rates. Gain on sale of loans was adversely affected by the increase in capitalized loan origination costs discussed in the following paragraph, which had the effect of increasing the cost basis in loans held for sale, as well as by competitive pressures in the mortgage market which tended to reduce the margin on sales compared to the prior year. Loan sales for the quarter ended June 30, 2006 totaled $82.2 million, compared to $106.7 million for the quarter ended June 30, 2005. Gain on sale of loans for the Company in the current quarter included $314,000 of fees on $34.5 million of loans which were brokered and are not reflected in the volume of loans sold. By comparison, in the quarter ended June 30, 2005, gain on sale of loans included $127,000 of fees on $11 million of brokered loans.

Other operating income for the six months ended June 30, 2006 increased $880,000 to $9.5 million, from $8.6 million for the comparable period in 2005. Similar to the quarter's results, this includes a $978,000 increase in deposit fee and service charge income which was offset by a $270,000 decrease in the gain on sale of loans. In addition, loan servicing fees increased by $53,000 compared to the first six months of 2005. Loan sales decreased slightly from $184.9 million for the six months ended June 30, 2005 to $160.5 million for the six months ended June 30, 2006.

Other Operating Expenses. Other operating expenses decreased $2.8 million, or 12%, to $20.0 million for the quarter ended June 30, 2006, from $22.8 million for the quarter ended June 30, 2005, largely due to the net $5.4 million insurance recovery in the current quarter. Excluding the insurance recovery, operating expenses were $25.4 million, an increase of 11% from a year earlier, largely reflecting the Company's growth resulting from its branch expansion strategy and the increased loan origination activity. The increase in expenses includes operating costs associated with (1) the recent opening of six new branch offices in Vancouver and Burlington, Washington, Beaverton, Oregon and Boise, Twin Falls and Meridian, Idaho, (2) the relocation and upgrading of branch offices in Walla Walla and Pasco, Washington, (3) additional staffing to support the Bank's Small Business Administration (SBA) lending activities and to more effectively market its cash management services as well as the creation of an international banking department, and (4) the opening of new offices in Lynden, Lynnwood, Mercer Island, East Wenatchee and Spokane, Washington which occurred during the first six months of 2005. In addition, compensation was higher as a result of increased mortgage loan commissions and general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by an increase in the amount of capitalized loan origination costs, which reflects increases in both the cost to produce and the volume of new loan originations. The Company also continued its strong commitment to advertising and marketing expenditures, which were $2.1 million in the quarter ended June 30, 2006, an increase of $562,000 over the same period in the prior year. In large part reflecting start up costs associated with branch growth, other operating expenses as a percentage of average assets, excluding the effect of the insurance recovery, increased to 3.14% for the quarter ended June 30, 2006, from 3.02% for the quarter one year earlier. The Company's efficiency ratio, also excluding the insurance settlement, decreased to 70.01% for the quarter ended June 30, 2006 from 72.76% for the comparable period in 2005 as a higher level of revenues more than offset the increased operating expenses. The Company expects continued increases in the absolute level of operating expenses as a result of its announced expansion plans; however, over time, management believes that this expansion will lead to a lower relative cost of funds and enhanced revenues which should result in an improved efficiency ratio and stronger operating results.

Other operating expenses for the six months ended June 30, 2006 decreased $894,000, or 2.0%, from $44.1 million the first six months of 2005, to $43.2 million in the current period. Excluding the $5.4 million insurance recovery, other operating expenses were $48.6 million. As explained above, the increase, aside from the insurance recovery, is primarily a result of the increase in compensation, occupancy and advertising expenses as locations, staffing and the volume of activity have expanded while the Bank positions itself for future growth. Partially offsetting these expenses was an increase in capitalized loan origination costs reflecting increased origination volumes as well as increased loan production costs.

Income Taxes. Income tax expense was $4.6 million for the quarter ended June 30, 2006, compared to $2.2 million for the comparable period in 2005. The Company's effective tax rates for the quarters ended June 30, 2006 and 2005 were 32.7% and 30.7%, respectively. The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments. The higher effective tax rate in the current period is primarily a result of a decrease in the relative combined effect of the tax credits from CRA investments and tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance, compared to other taxable net revenue sources which increased substantially reflecting the growth in loans and deposits and the effects of the fourth quarter balance-sheet restructuring.

Income tax expense for the six months ended June 30, 2006 increased to $7.8 million, compared to $4.2 million in the comparable period in 2005. The Company's effective tax rates for the six months ended June 30, 2006 and 2005 were 32.5% and 30.3%, respectively. The increased effective tax rate is due to the same reasons discussed in the review of quarterly results above.

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


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

Allowance for Loan Losses: In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with GAAP guidelines. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. The Company's asset quality indicators were significantly improved in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. At June 30, 2006, the Company had an allowance for loan losses of $33.6 million, which represented 1.19% of total loans and 318% of non-performing loans, compared to 1.29% and 187%, respectively, at June 30, 2005.

Non-Performing Assets: Non-performing assets decreased 36% to $11 million, or 0.32% of total assets, at June 30, 2006, compared to $17 million, or 0.55% of total assets, at June 30, 2005. At June 30, 2006, the Bank's largest non-performing loan exposure was for commercial loans totaling $3.8 million to a non-farm operating business which are primarily secured by ranch land in western Idaho and processing equipment. The second largest non-performing loan exposure was for loans totaling $1.7 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. The third largest non-performing loan exposure was for loans to agricultural related businesses totaling $1.0 million primarily secured by agricultural real estate in central Washington. At June 30, 2006, the Company had $436,000 of real estate owned and other repossessed assets which primarily consisted of two single-family residences with a book value of $401,000. Very meaningful progress has been made in the past three years in reducing non-performing loans and improving asset quality, which has contributed significantly to the Bank's improved operating performance.

The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):
	June 30	December 31	June 30
	2006	2005	2005
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$944	$1,137	$1,158
Commercial	1,931	1,363	1,603
Multifamily	--	--	--
Construction and land	--	479	2,931
Commercial business	5,898	2,543	4,020
Agricultural business, including secured by farmland	1,569	4,598	5,871
Consumer	2	229	276
	10,344	10,349	15,589
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	205	104	107
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	8	--	3
	213	104	110
Total non-performing loans	10,557	10,453	15,969

Real estate owned, held for sale, and other repossessed assets, net	436	506	1,290

Total non-performing assets at the end of the period	$10,993	$10,959	$17,259
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	0.37%	0.43%	0.69%
Non-performing assets as a percentage of total assets at end of the period	0.32%	0.36%	0.55%

Troubled debt restructuring at end of the period	$--	$--	$--

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the six months ended June 30, 2006, the Company had loan originations, net of principal repayments, of $539 million and purchased loans in the amount of $4 million. For the six months ended June 30, 2006, the Company did not purchase any securities. This activity was funded primarily by principal repayments on securities, sales of loans and deposit growth. During the six months ended June 30, 2006, the Company sold $161 million of loans and generated net deposit growth of $256 million, while FHLB advances increased $104 million and other borrowings decreased $20 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the six months ended June 30, 2006, the Bank used its sources of funds primarily to fund loan commitments, repay FHLB advances and other borrowings, and pay maturing savings certificates and deposit withdrawals. At June 30, 2006, the Bank had outstanding loan commitments totaling $1.098 billion, including undisbursed loans in process totaling $1.040 billion. The Bank generally maintains sufficient cash and readily marketable securities to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB of Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, which at June 30, 2006 would allow up to a total possible credit line of $624 million. Reflecting changes in the Company's asset mix, advances from the FHLB are more likely to be limited by available qualifying collateral than by the 35% of assets of calculation. Advances under this credit facility totaled $369 million, or 11% of the Bank's assets, at June 30, 2006.

At June 30, 2006, certificates of deposit amounted to $1.389 billion, or 54% of the Bank's total deposits, including $1.119 billion which were scheduled to mature within one year. While no assurance can be given as to future periods, historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB advances, other borrowings, principal and interest payments and sale of mortgage loans, and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of June 30, 2006, outstanding commitments consist of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$559,898
Revolving open-end lines secured by one- to four-family residential properties	49,373
Credit Card lines	19,334
Other, primarily business and agricultural loans	421,959
Real estate secured by one- to four-family residential properties	31,146
Standby letters of credit and financial guarantees	15,817

Total	$1,097,527

Commitments to sell loans secured by one- to four-family residential properties	$31,146

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


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

Capital Requirements

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank, as a state-chartered, federally-insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At June 30, 2006 and December 31, 2005, the Company and the Bank exceeded all current regulatory capital requirements. See Item 1, "Business?Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC for additional information regarding the Company's and the Bank's regulatory capital requirements.

The actual regulatory capital ratios calculated for the Company and the Bank as of June 30, 2006, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):
	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2006:
The Company - consolidated
Total capital to risk-weighted assets	$330,772	10.99%	$240,765	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	280,890	9.33	120,383	4.00	N/A	N/A
Tier 1 leverage capital to average assets	280,890	8.76	128,319	4.00	N/A	N/A

The Bank
Total capital to risk-weighted assets	295,917	9.85	240,302	8.00	$300,377	10.00%
Tier 1 capital to risk-weighted assets	261,690	8.71	120,151	4.00	180,226	6.00
Tier 1 leverage capital to average assets	261,690	8.17	128,087	4.00	160,108	5.00

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company. An exception to this generalization in past periods has been the beneficial effect of interest rate floors on many of the Company's floating rate loans, which helped maintain higher loan yields despite declining levels of market interest rates. However, in the low interest rate environment accompanying those periods, the rate floors declined over time. Further, because these rate floors exceeded what would otherwise have been the note rate on certain variable or floating rate loans, those loans were less responsive to recently increasing market rates than has historically been the case, injecting an additional element of interest rate risk into the Company's operations. However, as of June 30, 2006, the Company has very few floating-rate loans with interest rates that have not increased to levels above their floors and therefore these loans should be more responsive to additional increases in market rates should they occur. An additional exception to the generalization has been the beneficial effect of lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products in the current rising market interest rate environment. This beneficial effect is particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the Company's expanded net interest margin for the years ended December 31, 2004 and 2005 and the quarter ended June 30, 2006.

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

The table of Interest Rate Risk Indicators sets forth, as of June 30, 2006, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.


Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	$643	0.5%	$(68,181)	(22.8)%
+200	1,114	0.8	(45,545)	(15.2)
+100	1,327	1.0	(22,334)	(7.5)
0	0	0	0	0
-100	(1,843)	(1.4)	11,399	3.8
-200	(4,166)	(3.1)	6,816	2.3
-300	(5,502)	(4.1)	(5,266)	(1.8)

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2006. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At June 30, 2006, total interest-bearing assets maturing or repricing within one year were less than total interest-earning liabilities maturing or repricing in the same time period by $98.5 million, representing a one-year cumulative gap to total assets ratio of (2.90%).


Interest Sensitivity Gap as of June 30, 2006	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$636,576	$13,663	$2,146	$1,265	$320	$65	$654,035
Fixed-rate mortgage loans	81,440	48,941	161,683	109,334	112,026	41,207	554,631
Adjustable-rate mortgage loans	439,588	85,406	276,604	129,175	425	227	931,425
Fixed-rate mortgage-backed securities	12,736	9,373	30,556	21,903	31,400	15,213	121,181
Adjustable-rate mortgage-backed securities	3,617	3,344	11,329	9,228	21,984	--	49,502
Fixed-rate commercial/agricultural loans	49,055	21,320	53,060	20,644	4,806	59	148,944
Adjustable-rate commercial/agricultural loans	419,092	5,141	14,973	9,428	1,025	40	449,699
Consumer and other loans	51,853	6,631	14,015	15,734	8,169	544	96,946
Investment securities and interest- earning deposits	78,686	3,265	27,991	26,451	16,779	40,349	193,521

Total rate sensitive assets	1,772,643	197,084	592,357	343,162	196,934	97,704	3,199,884

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	144,530	81,095	189,223	189,223	--	--	604,071
Money market deposit accounts	134,474	80,685	53,790	--	--	--	268,949
Certificates of deposit	745,880	372,019	219,511	38,353	13,160	--	1,388,923
FHLB advances	330,000	5,000	33,930	--	--	--	368,930
Other borrowings	16,935	--	--	--	--	--	16,935
Junior subordinated debentures	97,942	--	--	--	--	--	97,942
Retail repurchase agreements	59,623	--	136	--	428	--	60,187

Total rate sensitive liabilities	1,529,384	538,799	496,590	227,576	13,588	--	2,805,937

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$243,259	$(341,715)	$95,767	$115,586	$183,346	$97,704	$393,947
Cumulative excess (deficiency) of interest- sensitive assets	$243,259	$(98,456)	$2,689	$112,897	$296,243	$393,947	$393,947

Cumulative ratio of interest-earning assets to interest-bearing liabilities	115.91%	95.24%	99.90%	104.04%	110.56%	114.04%	114.04%
Interest sensitivity gap to total assets	7.16%	(10.06)%	2.82%	3.40%	5.40%	2.88%	11.60%
Ratio of cumulative gap to total assets	7.16%	(2.90)%	(0.08)%	3.32%	8.72%	11.60%	11.60%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $530.7 million, or (15.62%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations?Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2006 and 2005" of this report.

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

        (a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b) Changes in Internal Controls: In the quarter ended June 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents the issuer purchases of equity securities during the quarter covered by this report.

Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan (2)
Beginning	Ending
April 1, 2006	April 30, 2006	280	$35.745	--	100,000
May 1, 2006	May 31, 2006	43,174	$37.726	--	100,000
June 1, 2006	June 30, 2006	11,900	$37.706	--	100,000
Total		55,354	$37.712	--

(1)	Shares indicated as purchased during the periods presented were acquired at current market values in payment of the exercise price of certain exercised options.

(2)	On July 26, 2005, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months. On July 25, 2006 the previous authorization to repurchase stock was renewed for another twelve months. As of June 30, 2006, no shares had been repurchased under this program.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Stockholders

The annual meeting of stockholders of the Company was held on April 25, 2006. At the annual meeting there were a total number of 12,128,640 shares eligible to vote, of which 10,954,384 were received or cast at the meeting. The result of the vote on the election of directors was as follows:

The following individuals were elected as directors:
	FOR		WITHHELD
	# of votes	Percentage of shares outstanding	# of votes	Percentage of shares outstanding
Gordon E. Budke	10,748,776	88.6%	205,608	1.6%
David B. Casper	10,818,720	89.2%	135,664	1.1%
Constance H. Kravas	10,707,286	88.3%	247,098	2.0%
Michael M. Smith	10,748,763	88.6%	205,621	1.7%

The terms of Directors Jesse G. Foster, D. Michael Jones, Dean W. Mitchell, Brent A. Orrico, Robert D. Adams, Wilber Pribilsky, Edward L. Epstein and Gary Sirmon continued.

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

10{t}	Long-Term Incentive Plan. [Incorporated by reference to the exhibits filed with the Form 8-K on June 19, 2006]

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

August 8, 2006	/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer (Principal Executive Officer)

August 8, 2006	/s/ Lloyd W. Baker Lloyd W. Baker Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 8, 2006		/s/D. Michael Jones D. Michael Jones Chief Executive Officer

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 8, 2006		/s/Lloyd W. Baker Lloyd W. Baker Chief Financial Officer


EXHIBIT 32

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

*	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

*	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

August 8, 2006	/s/D. Michael Jones D. Michael Jones Chief Executive Officer

August 8, 2006	/s/Lloyd W. Baker Lloyd W. Baker Chief Financial Officer