Form 10-Q
period 2006-09-30
BANNER CORP
filed 2006-11-06
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________ :

Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)

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
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)
    Large accelerated filer __________       Accelerated filer    X          Non-accelerated filer __________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of October 31, 2006 12,299,714 shares*

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

Consolidated Statements of Financial Condition as of September 30, 2006 and December 31, 2005	3

Consolidated Statements of Income for the Quarters and Nine Months Ended September 30, 2006 and 2005	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2006 and 2005	5

Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2006 and 2005	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	8

Selected Notes to Consolidated Financial Statements	10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	16

Executive Overview	16

Comparison of Financial Condition at September 30, 2006 and December 31, 2005	17

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2006 and 2005	19

Asset Quality	25

Liquidity and Capital Resources	27

Financial Instruments with Off-Balance-Sheet Risk	27

Capital Requirements	28

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	29

Sensitivity Analysis	29

Item 4 - Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	34

Item 1A - Risk Factors	34

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 - Defaults upon Senior Securities	34

Item 4 - Submission of Matters to a Vote of Stockholders	34

Item 5 - Other Information	34

Item 6 - Exhibits	35

SIGNATURES	37


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2006 and December 31, 2005

	September 30	December 31
ASSETS	2006	2005
Cash and due from banks	$83,438	$116,448
Securities available for sale, cost $246,203 and $264,087, respectively
Encumbered	28,416	19,579
Unencumbered	213,827	240,705
	242,243	260,284

Securities held to maturity, fair value $49,382 and $52,398, respectively	48,304	50,949

Federal Home Loan Bank stock	35,844	35,844
Loans receivable:
Held for sale, fair value $7,235 and $4,802	7,135	4,779
Held for portfolio	2,895,104	2,434,952
Allowance for loan losses	(35,160)	(30,898)
	2,867,079	2,408,833

Accrued interest receivable	21,332	17,395
Real estate owned, held for sale, net	1,319	315
Property and equipment, net	54,297	50,205
Goodwill and other intangibles, net	36,295	36,280
Deferred income tax asset, net	7,164	7,606
Bank-owned life insurance	38,114	36,930
Other assets	17,611	19,466
	$3,453,040	$3,040,555
LIABILITIES
Deposits:
Non-interest-bearing	$327,093	$328,840
Interest-bearing transactions and savings accounts	857,354	792,370
Interest-bearing certificates	1,559,904	1,202,103
	2,744,351	2,323,313

Advances from Federal Home Loan Bank	213,930	265,030
Other borrowings	110,670	96,849
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	97,942	97,942
Accrued expenses and other liabilities	35,932	29,503
Deferred compensation	7,005	6,253
Income taxes payable	1,490	--
	3,211,320	2,818,890
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 13,201,418 shares issued: 11,997,928 shares and 11,782,356 shares outstanding at September 30, 2006 and December 31, 2005, respectively	132,887	130,573
Retained earnings	114,479	96,783
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(2,816)	(2,736)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
301,786 and 300,120 restricted shares outstanding at September 30, 2006 and December 31, 2005, respectively	(2,494)	(2,480)

Carrying value of shares held in trust for stock related compensation plans	(7,745)	(8,464)
Liability for common stock issued to deferred, stock related, compensation plans	7,409	7,989
	(336)	(475)
	241,720	221,665
	$3,453,040	$3,040,555

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Nine Months Ended September 30, 2006 and 2005
	Quarters Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
INTEREST INCOME:
Loans receivable	$60,933	$43,646	$165,147	$119,625
Mortgage-backed securities	1,921	3,330	6,015	10,589
Securities and cash equivalents	2,046	2,990	5,658	8,782
	64,900	49,966	176,820	138,996
INTEREST EXPENSE:
Deposits	24,661	14,086	62,920	36,646
Federal Home Loan Bank advances	4,392	5,920	11,659	17,464
Other borrowings	1,112	472	2,576	1,196
Junior subordinated debentures	2,074	1,405	5,875	3,665
	32,239	21,883	83,030	58,971

Net interest income before provision for loan losses	32,661	28,083	93,790	80,025

PROVISION FOR LOAN LOSSES	1,000	1,300	4,500	3,803
Net interest income	31,661	26,783	89,290	76,222

OTHER OPERATING INCOME:
Deposit fees and other service charges	3,036	2,555	8,419	6,960
Mortgage banking operations	1,744	1,672	4,350	4,548
Loan servicing fees	315	466	1,039	1,137
Miscellaneous	276	288	1,065	950
Gain on sale of securities	65	--	65	8
Total other operating income	5,436	4,981	14,938	13,603

OTHER OPERATING EXPENSES:
Salary and employee benefits	16,705	15,758	48,747	44,814
Less capitalized loan origination costs	(2,956)	(2,677)	(8,776)	(7,471)
Occupancy and equipment	3,927	3,550	11,659	10,171
Information/computer data services	1,193	1,258	3,778	3,568
Professional services	807	760	1,873	2,379
Advertising	1,780	1,801	5,296	4,664
Insurance recovery, net proceeds	--	--	(5,350)	--
Miscellaneous	3,880	3,111	11,318	9,539
Total other operating expenses	25,336	23,561	68,545	67,664
Income before provision for income taxes	11,761	8,203	35,683	22,161

PROVISION FOR INCOME TAXES	3,752	2,537	11,527	6,772

NET INCOME	$8,009	$5,666	$24,156	$15,389

Earnings per common share (see Note 5):
Basic	$0.67	$0.49	$2.03	$1.33
Diluted	$0.65	$0.47	$1.98	$1.29
Cumulative dividends declared per common share:	$0.18	$0.17	$0.54	$0.51

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Nine Months Ended September 30, 2006 and 2005

	Quarters Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
NET INCOME	$8,009	$5,666	$24,156	$15,389

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $1,486, $(1,932), $(32) and $(2,514), respectively	2,758	(3,577)	(38)	(4,636)
Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $23, $0, $23 and $3, respectively	(42)	--	(42)	(5)
Other comprehensive income (loss)	2,716	(3,577)	(80)	(4,641)

COMPREHENSIVE INCOME	$10,725	$2,089	$24,076	$10,748

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Nine Months Ended September 30, 2006 and 2005

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2005	$127,460	$92,327	$(888)	$(3,096)	$(583)	$$215,220
Net income		15,389				15,389

Change in valuation of securities available for sale, net of income taxes			(4,641)			(4,641)

Cash dividend on common stock ($.51/share cumulative)		(5,899)				(5,899)

Purchase and retirement of common stock	(2,266)					(2,266)

Proceeds from issuance of common stock for exercise of stock options	3,051					3,051

Net issuance of stock through employees' stock plans, including tax benefit	271				(76)	195

Amortization of compensation related to MRP					137	137
BALANCE, September 30, 2005	$128,516	$101,817	$(5,529)	$(3,096)	$(522)	$221,186

BALANCE, January 1, 2006	$130,573	$96,783	$(2,736)	$(2,480)	$(475)	$221,665
Net income		24,156				24,156

Change in valuation of securities available for sale, net of income taxes			(80)			(80)

Cash dividend on common stock ($.54/share cumulative)		(6,460)				(6,460)

Purchase and retirement of common stock	(2,346)					(2,346)

Proceeds from issuance of common stock for exercise of stock options	4,189					4,189

Net issuance of stock through employees' stock plans, including tax benefit	28			(14)		14

Amortization of compensation related to stock options	443					443

Amortization of compensation related to MRP					139	139
BALANCE, September 30, 2006	$132,887	$114,479	$(2,816)	$(2,494)	$(336)	$241,720

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201
Number of shares, end of period	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,119)	(1,344)
Purchase and retirement of common stock	(63)	(82)
Issuance of common stock to exercised stock options and/or employee stock plans	281	233
Number of shares retired, end of period	(901)	(1,193)

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	12,300	12,008

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(300)	(375)
Adjustment of earned shares	(2)	--
Number of shares, end of period	(302)	(375)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2006 and 2005
	2006	2005
OPERATING ACTIVITIES:
Net income	$24,156	$15,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,465	3,645
Deferred income and expense, net of amortization	(335)	2,528
Loss (gain) on sale of securities	(65)	(8)
Increase in cash surrender value of bank-owned life insurance	(1,184)	(1,174)
Gain on sale of loans, excluding capitalized servicing rights	(2,863)	(4,225)
Loss (gain) on disposal of real estate held for sale and property and equipment	(84)	(135)
Provision for losses on loans and real estate held for sale	4,500	3,810
FHLB stock (dividend) reversal	--	29
Net change in:
Loans held for sale	(2,356)	(1,317)
Other assets	(625)	(2,145)
Other liabilities	9,198	5,602
Net cash provided by operating activities	34,807	21,999

INVESTING ACTIVITIES:
Purchases of available for sale securities	(7,435)	(32,453)
Principal repayments and maturities of available for sale securities	22,049	75,036
Proceeds from sales of available for sale securities	3,065	13,894
Purchases of held to maturity securities	(258)	(2,496)
Principal repayments and maturities of held to maturity securities	2,857	568
Origination of loans, net of principal repayments	(786,854)	(573,286)
Purchases of loans and participating interest in loans	(19,101)	(9,443)
Proceeds from sales of loans and participating interest in loans	347,614	309,877
Purchases of property and equipment, net	(8,665)	(11,702)
Proceeds from sale of real estate held for sale, net	345	2,226
Other	(594)	(328)
Net cash used by investing activities	(446,977)	(228,106)

FINANCING ACTIVITIES:
Increase in deposits	421,038	349,337
Proceeds from FHLB advances	1,523,900	2,312,920
Repayment of FHLB advances	(1,575,000)	(2,411,620)
Proceeds from issuance of junior subordinated debentures	--	25,774
Investment in trust securities related to junior subordinated debentures	--	(774)
Increase (decrease) in repurchase agreement borrowings, net	8,630	(7,721)
Increase (decrease) in other borrowings, net	5,191	9,182
Cash dividends paid	(6,395)	(5,874)
Repurchases of stock, net of forfeitures	(2,346)	(2,266)
ESOP shares earned (returned)	(47)	--
Exercise of stock options	4,189	3,051
Net cash provided by financing activities	379,160	272,009

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(33,010)	65,902

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	116,448	51,767
CASH AND DUE FROM BANKS, END OF PERIOD	$83,438	$117,669

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$78,542	$56,445
Taxes paid in cash	6,906	8,585
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	999	2,041
Net change in accrued dividends payable	65	25
Change in other assets/liabilities	1,111	2,425
Recognize tax benefit of vested MRP shares	61	195
Stock issued to MRP	--	76

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

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses and (iii) the valuation of investment securities, goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail below in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC). Management believes that the judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition. There have been no significant changes in the Company's application of accounting policies since December 31, 2005, except for the adoption of SFAS No. 123(R).

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain reclassifications have been made to the 2005 consolidated financial statements and/or schedules to conform to the 2006 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. Interim results are not necessarily indicative of results for a full year.

Note 2:  Recent Developments and Significant Events

Insurance Recovery: In June 2006, Banner announced that it had reached a $5.5 million insurance settlement relating to losses incurred in 2001. The net amount of the settlement, after costs, resulted in a $5.4 million credit to other operating expenses and contributed approximately $3.4 million, or $0.28 per share, to second quarter earnings and earnings for the nine months ended September 30, 2006.

Balance Sheet Restructuring: Late in the fourth quarter of 2005, the Company completed a balance-sheet restructuring designed to pay down high interest rate Federal Home Loan Bank (FHLB) borrowings and reduce the size of the investment portfolio. To effect the restructuring, the Company sold $207 million of securities at a $7.3 million net loss before tax and used a portion of the proceeds of the sale to prepay $142 million of high-cost, fixed-term FHLB borrowings, incurring pre-tax prepayment penalties of $6.1 million. The remainder of the proceeds were applied to repay other relatively high-cost, short-term borrowings from the FHLB. The total cost of the transactions was $13.4 million, with a tax benefit of $4.8 million, resulting in an after-tax cost of $8.6 million or $0.72 per diluted share.

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


Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan ("Plan") effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is indirectly related to changes in the value of Company stock and changes in the Bank's average earnings rate. The primary objective of the Plan is for executives who remain with the Company or the Bank for a sufficient period of time to share in the increases in the value of Company stock. Although the Plan benefits are tied to the value of Company stock, the Plan benefit is paid in cash rather than Company stock. Detailed information with respect to the plan was disclosed on a Form 8-K filed with SEC on July 19, 2006. The Company has recorded $33,000 of compensation cost relating to this plan for the quarter ended September 30, 2006.

Adoption of SFAS 123(R): In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company's consolidated financial statements. The Company adopted the provisions of SFAS 123(R) effective January 1, 2006, and has recorded $133,800 and $442,700, respectively, of compensation cost relating to share-based transactions for the quarter and nine months ended September 30, 2006 (see Note 6).

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is assessing the impact of adopting the new pronouncement, which will become effective January 1, 2007, but it is not expected to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards. No additional fair value measurements are required under this Statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company plans to apply the disclosure provisions of SFAS No. 157 to all fair value measurements.

Sale of $25 Million of Trust Preferred Securities: In August 2005, the Company completed the issuance of $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities. The trust preferred securities were issued by Banner Capital Trust V, a special purpose business trust formed by the Company. The debentures have been recorded as a liability on the statement of financial condition and, subject to limitation under current Federal Reserve guidelines, a portion of the trust preferred securities qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering were used primarily to fund asset growth by augmenting the Bank's regulatory capital. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is reset quarterly to equal three-month LIBOR plus 1.57% and was 5.41% at issuance and 6.97% at September 30, 2006. The Company's previously issued trust preferred securities have similar provisions but carry different interest rates than this most recent issuance, ranging from 8.36% to 8.99% at September 30, 2006. In accordance with Financial Interpretation No. (FIN) 46, the trusts are not consolidated with the Company's financial statements.

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

The following table sets forth additional detail on the Company's interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	September 30 2006	December 31 2005	September 30 2005

Interest-bearing deposits included in cash and due from banks	$24,696	$35,078	$40,059

Mortgage-backed securities	157,014	178,973	271,634
Other securities-taxable	85,987	83,731	213,633
Other securities-tax exempt	43,758	44,844	46,481
Equity securities with dividends	3,788	3,685	3,431
Total securities	290,547	311,233	535,179

Federal Home Loan Bank (FHLB) stock	35,844	35,844	35,844

	$351,087	$382,155	$611,082

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Mortgage-backed securities interest	$1,921	$3,330	$6,015	$10,589

Taxable interest income	1,519	2,438	4,071	7,179
Tax-exempt interest income	488	516	1,470	1,528
Other stock-dividend income	39	36	117	104
FHLB stock dividends (reversal)	--	--	--	(29)
	2,046	2,990	5,658	8,782

	$3,967	$6,320	$11,673	$19,371

Note 5:  Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles total shares originally issued to weighted shares outstanding used to calculate earnings per share data (in thousands):

Quarters Ended September 30			Nine Months Ended September 30
	2006	2005	2006	2005
Total shares originally issued	13,201	13,201	13,201	13,201
Less retired weighted average shares plus unvested weighted average shares allocated to MRP	(935)	(1,233)	(1,020)	(1,294)
Less unallocated shares held by the ESOP	(302)	(375)	(302)	(375)

Basic weighted average shares outstanding	11,964	11,593	11,879	11,532

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	329	358	327	390
Diluted weighted average shares outstanding	12,293	11,951	12,206	11,922


Note 6:  Stock Based Compensation Plans

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).

MRP Stock Grants: Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees. On July 26, 2006, this stock program expired with 522,660 shares having been granted and no additional shares eligible to be granted. Shares granted under the MRP vest ratably over a five-year period from the date of grant. The Consolidated Statements of Income for the quarter and nine months ended September 30, 2006 and 2005 reflect accruals of $46,300 and $46,700, and $139,400 and $137,500, respectively, for these grant awards. The MRP stock grants' fair value equals their intrinsic value on the date of grant.

A summary of the Company's unvested MRP shares activity during the nine months ended September 30, 2006 follows:

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2005	28,080	$21.80
Granted	--	--
Vested	(8,020)	20.29
Forfeited	--	--

Unvested at September 30, 2006	20,060	$22.41

Stock Options: Under the SOPs, the Company reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees. Authority to grant additional options under the 1996 Plan terminated on July 26, 2006. There are 51,847 options currently eligible for grants under the 1998 and 2001 plans. The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant. Such options have graded vesting of 20% per year from the date of grant and any unexercised options will expire ten years after date of grant or 90 days after employment or service ends.

There were no stock options granted by the Company during the nine months ended September 30, 2006. Also, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $133,800 and $442,700 for the quarter and nine months ended September 30, 2006, respectively. The SOPs' stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. Assumptions used in the Black-Scholes model are an expected volatility based on the six-month historical volatility at the date of the grant. The expected term is based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

	Nine Months Ended September 30
	2006	2005
Annual dividend yield	N/A	2.31%
Expected volatility	N/A	31.2%
Risk free interest rates	N/A	3.73 to 4.15%
Expected lives	N/A	5 to 9	yrs

As part of the provisions of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.


A summary of the Company's SOP stock compensation activity for the nine months ended September 30, 2006 follows (in thousands, except shares and per share data):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,023,673	$19.38
Granted	--
Exercised	(280,660)	14.93
Forfeited	(13,540)	24.16
Outstanding at September 30, 2006	729,473	$20.48	5.7	$14,996

Vested at September 30, 2006 and expected to vest	718,373	$20.42	5.7	$14,811

Exercisable at September 30, 2006	477,938	$18.46	4.8	$10,790

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the option.

A summary of the Company's unvested stock option activity with respect to the nine months ended September 30, 2006 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2005	340,655	$7.71
Granted	--	--
Vested	(78,520)	7.45
Forfeited	(10,600)	7.79

Unvested at September 30, 2006	251,535	$7.79

The weighted average fair value per share of stock options granted to employees during the nine months ended September 30, 2005 was $7.65. No options were granted during the nine months ended September 30, 2006. During the nine months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised was $6.0 million and $3.3 million, respectively.

The Company had $590,000 of total unrecognized compensation costs related to stock options at September 30, 2006 that are expected to be recognized over a weighted-average period of 5.7 years.

During the nine months ended September 30, 2006, $4.2 million was received from the exercise of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.


The following are the stock-based compensation costs recognized in the Company's condensed consolidated statements of income (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Salary and employee benefits	$180	$47	$582	$138
Total decrease in income before income taxes	180	47	582	138
Decrease in provision for income taxes	(25)	(17)	(83)	(50)

Decrease in net income	$155	$30	$499	$88

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company's stock option plans for the quarter and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' graded vesting periods (in thousands, except per share amounts).

	Quarter Ended September 30 2005	Nine Months Ended September 30 2005
Net income available to common stockholders:
Basic:
As reported	$5,666	15,389
Pro forma	5,459	14,600
Diluted:
As reported	$5,666	15,389
Pro forma	5,459	14,600
Net income per common share:
Basic:
As reported	$0.49	1.33
Pro forma	0.47	1.27
Diluted:
As reported	$0.47	1.29
Pro forma	0.46	1.22


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis and other portions of this report contain certain forward-looking statements concerning the future operations of the Company. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2005. We have used forward-looking statements to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, regional and general economic conditions, management's ability to maintain acceptable asset quality and to successfully resolve new or existing credit issues, the success of our expansion strategy, our ability to control operating costs, competition, changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, agricultural commodity prices, crop yields and weather conditions, loan delinquency rates, changes in accounting principles, practices, policies or guidelines, changes in legislation or regulation, other economic, competitive, governmental, regulatory and technological factors affecting operations, pricing, products and services. Accordingly, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2006 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to Banner Corporation and its consolidated subsidiaries.

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

Over the past three years the Company has invested significantly in expanding the Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington. This branch expansion is a significant element in the Company's strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow the Bank to proportionately reduce higher cost borrowings as a source of funds and by providing additional fee income opportunities. Since March 2004, the Bank has opened 16 new branch offices, relocated five additional branch offices and significantly refurbished its main office in Walla Walla. The Company is committed to continuing this branch expansion strategy for the next two to three years and has plans and projects in process for six new offices expected to open in the next twelve months and is exploring other opportunities which likely will result in additional new offices either late in 2006 or in 2007. The Company also from time to time opportunistically reviews strategic acquisitions of other financial institutions or their branches. While no such acquisitions have been completed in recent years, the Company will continue to consider such opportunities to the extent that they may complement its branch expansion strategy.

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


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

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, junior subordinated debentures and other borrowings. Net interest income is primarily a function of the Company's interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, the Company's net interest income before provision for loan losses increased $4.6 million for the quarter ended September 30, 2006, compared to the same period a year earlier, primarily as a result of strong growth in interest-earning assets and interest-bearing liabilities and changes in the mix of both interest-earning assets and interest-bearing liabilities, including the effects of certain balance-sheet restructuring transactions completed in the quarter ended December 31, 2005.

The Company's net income also is affected by provisions for loan losses and the level of its other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as its operating expenses and income tax provisions. The provision for loan losses was $1.0 million for the quarter ended September 30, 2006, a decrease of $300,000 compared to the quarter ended September 30, 2005. The provision in the current quarter reflects modestly lower levels of non-performing loans and a significant recovery on previously charged off loans, balanced against growth in the size of the loan portfolio and continuing changes in the loan mix. Other operating income increased by $455,000 to $5.4 million for the quarter ended September 30, 2006, from $5.0 million for the quarter ended September 30, 2005, primarily as a result of increased deposit fees and other service charges. Other operating expenses increased $1.8 million to $25.3 million for the quarter ended September 30, 2006, from $23.6 million for the same period in 2005, an increase of 7.5% from a year earlier, largely reflecting the Company's continued growth.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

General: For the first nine months of the year, total assets increased $412 million, or 14%, from $3.041 billion at December 31, 2005, to $3.453 billion at September 30, 2006. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $458 million, or 19%, from $2.409 billion at December 31, 2005, to $2.867 billion at September 30, 2006. Loan portfolio growth was broad-based; however, reflecting continued strong demand for and sales of new homes in many of the markets served by the Bank, by far the most significant growth occurred in construction and land loans. Loans to finance the construction of one- to four-family residential real estate increased by $202 million, or 58%, and land and development loans increased by $143 million, or 63%, since December 31, 2005. In addition, loans for the construction of commercial real estate increased by $42 million, or 81%. Loan growth also included loans to finance existing commercial real estate, which increased by $29 million, or 5%, consumer loans, which increased by $25 million, or 27%, commercial loans, which increased by $27 million, or 6%, and agricultural loan totals, which increased by $22 million, or 15%. Loans to finance existing one- to four-family residential properties decreased by $16 million, or 4%, compared to December 31, 2005, and decreased by $48 million compared to June 30, 2006, as the Company completed the sale of approximately $79 million of loans previously included in the loans held for portfolio portion of the balance sheet. This sale, which was in addition to the Company's normal mortgage banking activity, was designed to modestly improve the Bank's liquidity position and adjust its interest rate risk profile. Additional details of this sale are included below in the Other Operating Income section of this discussion.

Securities available for sale and held to maturity decreased $21 million, or 7%, from $311 million at December 31, 2005, to $291 million at September 30, 2006, primarily as a result of scheduled principal reductions and prepayments on mortgage-backed securities. Property and equipment increased by $4 million to $54 million at September 30, 2006, from $50 million at December 31, 2005. The increase included additional site, construction and equipment costs associated with new facilities recently opened or in progress as part of the Company's continuing branch expansion strategy. The Company also had an increase of $1 million in bank-owned life insurance from the growth of cash surrender values on existing policies.

Deposits grew $421 million, or 18%, from $2.323 billion at December 31, 2005, to $2.744 billion at September 30, 2006. Non-interest-bearing deposits decreased $2 million, or 1%, to $327 million, while interest-bearing deposits increased $423 million, or 21%, to $2.417 billion from the December 31, 2005 amounts. In addition to certain seasonal patterns, it is management's belief that the decline in non-interest-bearing deposits in part reflects changes in customer behavior in response to the increasing interest rate environment during this period. In particular, as interest rates on new certificates of deposits have increased, certain customers have moved balances from both non-interest-bearing and interest-bearing transaction and savings accounts into higher yielding certificate accounts. Nonetheless, the aggregate total of transaction and savings accounts,


including money market accounts, increased by $63 million to $1.184 billion, reflecting the Bank's focused efforts to grow these important core deposits. Increasing core deposits is a key element of the Bank's expansion strategy including the recent and planned addition and renovation of branch locations as explained in more detail below. FHLB advances decreased $51 million from $265 million at December 31, 2005, to $214 million at September 30, 2006, while other borrowings increased $14 million to $111 million at September 30, 2006. The increase in other borrowings reflects an increase of $31 million in retail repurchase agreements that are primarily related to customer cash management accounts, as well as an increase of $9 million of repurchase agreement borrowings from securities dealers, which were partially offset by repayment of a $26 million short-term federal funds purchased position that had been established on December 31, 2005.

The following tables provide additional detail on the Company's loans and deposits (dollars in thousands):

	September 30 2006		December 31 2005		September 30 2005
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans (including loans held for sale):
Commercial real estate	$584,832	20.2%	$555,889	22.8%	$562,612	23.8%
Multifamily real estate	146,094	5.0	144,512	5.9	118,756	5.0
Commercial construction	94,231	3.2	51,931	2.1	59,169	2.5
Multifamily construction	49,986	1.7	62,624	2.6	75,654	3.2
One- to four-family construction	550,285	19.0	348,661	14.3	323,903	13.7
Land and land development	371,626	12.8	228,436	9.4	205,217	8.7
Commercial business	469,293	16.2	442,232	18.1	430,374	18.2
Agricultural business, including secured by farmland	169,349	5.8	147,562	6.0	157,955	6.7
One-to four-family real estate	349,808	12.1	365,903	15.0	341,183	14.4

Consumer	67,073		42,573		42,624
Consumer secured by one-to four-family	49,662		49,408		47,564
Total consumer	116,735	4.0	91,981	3.8	90,188	3.8
Total loans outstanding	2,902,239	100.00%	2,439,731	100.00%	2,365,011	100.00%

Less allowance for loan losses	(35,160)		(30,898)		(30,561)

Total net loans outstanding at end of period	$2,867,079		$2,408,833		$2,334,450

September 30 2006			December 31 2005		September 30 2005
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing accounts	$327,093	11.9%	$328,840	14.2%	$322,043	14.2%
Interest-bearing checking	311,056	11.3	293,395	12.6	308,151	13.5
Regular savings accounts	306,822	11.2	153,218	6.6	162,570	7.1
Money market accounts	239,476	8.7	345,757	14.9	341,027	15.0
Total transaction and saving accounts	1,184,447	43.1	1,121,210	48.3	1,133,791	49.8

Certificates which mature or reprice:
Within 1 year	1,319,068		899,617		800,785
After 1 year, but within 3 years	181,785		250,605		283,966
After 3 years	59,051		51,881		56,704
Total certificate accounts	1,559,904	56.9	1,202,103	51.7	1,141,455	50.2
Total	$2,774,351	100.00%	$2,323,313	100.00%	$2,275,246	100.00%


Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2006 and 2005

General. For the quarter ended September 30, 2006, the Company had net income of $8.0 million, or $0.65 per share (diluted), compared to net income of $5.7 million, or $0.47 per share (diluted), for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the Company had net income of $24.2 million, or $1.98 per share (diluted), compared to net income of $15.4 million, or $1.29 per share (diluted), for the same period last year. The Company's improved operating results reflect significant growth of assets and liabilities, as well as changes in the mix of those assets and liabilities, including the effects of certain balance-sheet restructuring transactions completed in the quarter ended December 31, 2005, which have resulted in a significant expansion in the Company's net interest margin as more fully explained below. The current year-to-date earnings were also positively affected by the collection of a $5.5 million insurance settlement relating to a loss incurred in 2001. The net amount of the settlement, following costs, resulted in a $5.4 million credit to other operating expense and contributed approximately $3.4 million, or $.28 per share, to net income for the nine months ended September 30, 2006. The Company's operating results also reflect substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses, reflecting the growth in locations, operations and staff as the Company continues to expand. New or relocated locations that contributed to the higher level of operating expenses during the current quarter as compared to the same period a year ago, include: Walla Walla, Vancouver, Pasco and Burlington, Washington, Beaverton, Oregon and Boise, Twin Falls and Meridian, Idaho.

Compared to levels a year ago, total assets increased 8% to $3.453 billion at September 30, 2006, net loans increased 23% to $2.867 billion, deposits grew 21% to $2.744 billion, while borrowings, including junior subordinated debentures, decreased $230 million, or 35%, to $423 million, reflecting the balance-sheet restructuring in the fourth quarter of 2005. The average balance of interest-earning assets was $3.250 billion for the quarter ended September 30, 2006, an increase of $296 million, or 10%, compared to $2.954 billion for the same period a year earlier.

Net Interest Income. Net interest income before provision for loan losses increased to $32.7 million for the quarter ended September 30, 2006, compared to $28.1 million for the prior year comparative quarter, largely as a result of the growth in average interest-earning assets noted above and the net interest margin expansion as discussed in the remainder of this paragraph. The net interest margin of 3.99% in the current quarter improved 22 basis points from the prior year's comparative quarter, reflecting the balance-sheet restructuring and the Company's success in attracting higher yielding loans and growing deposits. For the nine months ended September 30, 2006, the net interest margin also improved 36 basis points from 3.75% to 4.11% from the prior year's comparative period. While this improvement in the net interest margin primarily reflects changes in both the asset and liability mix, including those resulting from the balance-sheet restructuring, the lagging effect of increasing market interest rates on deposit costs, as more fully explained below, also contributed to the improvement. In particular, the average asset mix for the quarter and nine months ended September 30, 2006 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the same period a year earlier. At the same time, the average funding liability base had proportionately more deposits, including more non-interest-bearing deposits, and proportionately fewer borrowings than in the prior year. Reflecting higher market interest rates as well as these mix changes, the yield on earning assets for the quarter and nine months ended September 30, 2006 increased by 121 and 123 basis points, respectively, compared to the same periods a year ago while funding costs for the quarter and nine months ended September 30, 2006 increased by 104 and 89 basis points, respectively, over the same period. However, in contrast to the comparison to the same quarter a year earlier, the net interest margin decreased from 4.11% for the immediately preceding quarter ended June 30, 2006 and 4.24% for the quarter ended March 31, 2006, as increases in deposit costs have exceeded increases in loan yields subsequent to the Federal Reserve's decision to stop increasing short-term interest rates in recent months.

Interest Income. Interest income for the quarter ended September 30, 2006 was $64.9 million, compared to $50.0 million for the same quarter a year earlier, an increase of $14.9 million, or 30%. The increase in interest income occurred as a result of a 121 basis point increase in the average yield on interest-earning assets as well as significant growth in those assets. The yield on average interest-earning assets increased to 7.92% for the quarter ended September 30, 2006, compared to 6.71% for the same period a year earlier. Average loans receivable for the quarter ended September 30, 2006 increased by $557 million, or 24%, to $2.900 billion, compared to $2.343 billion for the quarter ended September 30, 2005. Interest income on loans for the quarter increased by $17.3 million, or 40%, to $60.9 million from $43.6 million for the same period in the prior year, reflecting the impact of the increase in average loan balances combined with a 95 basis point increase in the average yield on loans. The increase in average loan yield reflects the increases in the level of market interest rates during the past year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans. The increase in average loan yields also reflects changes in the mix of the loan portfolio. The average yield on loans was 8.34% for the quarter ended September 30, 2006, compared to 7.39% for the same period in the prior year. While the recent level of market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree as most fixed-rate loans did not adjust upward. In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories, particularly construction and land development loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $261 million for the quarter ended September 30, 2006, primarily reflecting the 2005 fourth quarter balance-sheet restructuring transactions, and the interest and dividend income from those investments decreased by $2.4 million compared to the quarter ended September 30, 2005. The average yield on the securities portfolio and cash equivalents increased to 4.50% for the quarter ended September 30, 2006, from 4.10% for the comparable quarter in 2005, largely reflecting the sale of lower yielding securities and the effect of higher market rates on certain adjustable-rate securities. Consistent with recent periods and similar to the same quarter a year earlier, the Company did not record any dividend income on its FHLB of Seattle stock in the quarter ended September 30, 2006. Management does not expect that Banner Bank will receive any dividend income on this stock for the foreseeable future.


Interest income for the nine months ended September 30, 2006 increased by $37.8 million, or 27%, to $176.8 million, from $139.0 million for the comparable period in 2005. This increase in interest income was the result of the same growth, mix and market interest rate trends which affected the quarterly results explained above. Interest income from loans increased $45.5 million, or 38%, to $165.1 million for the nine months ended September 30, 2006, from $119.6 million for the comparable period on in 2005. The increase in loan interest income reflects the impact of $474 million of growth in the average balance of loans receivable in addition to a 99 basis point increase in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended September 30, 2006 decreased $7.7 million, to $11.7 million in the current period, reflecting a $278 million decrease in average balances due primarily to the 2005 balance-sheet restructuring, partially offset by a 34 basis point increase in the average yield on these investments.

Interest Expense. Interest expense for the quarter ended September 30, 2006 was $32.2 million, compared to $21.9 million for the comparable period in 2005, an increase of $10.4 million, or 47%. The increase in interest expense was the result of the growth in interest-bearing liabilities combined with a 104 basis point increase in the average cost of all interest-bearing liabilities to 4.05% for the quarter ended September 30, 2006, from 3.01% for the comparable period in 2005, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $10.6 million, or 75%, to $24.7 million for the quarter ended September 30, 2006 compared to $14.1 million for the same quarter a year ago, as a result of the significant deposit growth during the past twelve months as well as an increase in the cost of interest-bearing deposits. Reflecting the branch expansion and other growth initiatives, average deposit balances increased $440 million, or 20%, to $2.622 billion for the quarter ended September 30, 2006, from $2.182 billion for the quarter ended September 30, 2005, while the average rate paid on deposit balances increased 117 basis points to 3.73%. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates. In addition, non-interest-bearing deposits help mitigate the effect of higher market rates on the Company's cost of deposits. This lower degree of volatility and lag effect for deposit pricing has been evident in the modest increase in deposit costs as the Federal Reserve has moved to increase short-term interest rates by 425 basis points from June 2004 to September 2006, including an increase of 150 basis points since September 30, 2005. Nonetheless, competitive pricing pressure for interest-bearing deposits has become quite intense in recent months, as many financial institutions have experienced strong loan growth and related funding needs. As a result, management expects that the cost of deposits will continue to increase in the near term regardless of any changes in market interest rates.

Average FHLB advances decreased to $336 million for the quarter ended September 30, 2006, compared to $550 million during the quarter ended September 30, 2005, reflecting the fourth quarter 2005 restructuring transactions and resulting in a $1.5 million decrease in the related interest expense. The average rate paid on FHLB advances increased to 5.19%, just 92 basis points higher than the same quarter a year earlier, as the effect of significantly higher market interest rates on the floating rate and short-term portions of the advances was partially offset by the prepayment of $142 million of higher fixed-rate, fixed-term advances in connection with the balance-sheet restructuring transactions completed in the quarter ended December 31, 2005. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $98 million and an average cost of 8.40% (including amortization of prepaid underwriting costs) for the quarter ended September 30, 2006. Junior subordinated debentures outstanding in the same quarter of the prior year had an average balance of $82 million with a lower average rate of 6.78%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to six months. The increased cost of the junior subordinated debentures reflects recent increases in short-term market interest rates. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $37 million, or 55%, to $104 million for the quarter ended September 30, 2006, from $67 million for the same period in 2005, while the related interest expense increased $640,000, to $1.1 million from $472,000 for the respective periods. Reflecting growth in the Company's customer cash management services, the average balance of customer retail repurchase agreements increased $33 million while the average balance of the wholesale borrowings from brokers increased $3 million. The average rate paid on other borrowings was 4.25% in the quarter ended September 30, 2006, compared to 2.79% for the same quarter in 2005. The Company's other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

A comparison of total interest expense for the nine months ended September 30, 2006 shows an increase of $24.1 million, or 41%, from the comparable period in 2005, as a result of the increase in the average balance of interest-bearing liabilities and a higher average cost of those liabilities. Average interest-bearing liabilities increased $194 million reflecting an increase in average deposits of $393 million, partially offset by a $244 million decrease in FHLB advances. The average balance of other borrowings, including the junior subordinated debentures, increased by $45 million. Interest expense also increased due to an 89 basis point increase in the average interest rate paid as compared to the same period last year. The effect of higher market rates on the cost of these funds was partially mitigated by deposit pricing characteristics noted above and as deposits, including non-interest-bearing deposits, became a proportionately larger source of funds.


The following tables provide additional comparative data on the Company's operating performance (dollars in thousands):

Quarters Ended			Nine Months Ended
Average Balances	September 30		September 30
(in thousands)	2006	2005	2006	2005
Investment securities and cash equivalents	$148,700	$277,930	$138,885	$274,794
Mortgage-backed obligations	165,577	297,107	172,488	314,141
FHLB stock	35,844	35,844	35,844	35,797
Total average interest-earning securities and cash equivalents	350,121	610,881	347,217	624,732
Loans receivable	2,899,848	2,342,995	2,706,181	2,231,768
Total average interest-earning assets	3,249,969	2,953,876	3,053,398	2,856,500

Non-interest-earning assets	192,822	186,650	191,653	177,391
Total average assets	$3,442,791	$3,140,526	$3,245,051	$3,033,891

Deposits	$2,622,215	2,182,452	$2,464,352	2,071,499
Advances from FHLB	336,038	550,261	323,648	567,407
Other borrowings	103,897	67,149	88,822	66,243
Junior subordinated debentures	97,942	82,254	97,942	75,567
Total average interest-bearing liabilities	3,160,092	2,882,116	2,974,764	2,780,716

Non-interest-bearing liabilities	42,551	34,218	36,455	31,948
Total average liabilities	3,202,643	2,916,334	3,011,219	2,812,664

Equity	240,148	224,192	233,832	221,227
Total average liabilities and equity	$3,442,791	$3,140,526	$3,245,051	$3,033,891

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	5.46%	4.27%	5.45%	4.29%
Mortgage-backed obligations	4.60%	4.45%	4.66%	4.51%
FHLB stock	0.00%	0.00%	0.00%	(0.11)%
Total interest rate yield on securities and cash equivalents	4.50%	4.10%	4.49%	4.15%
Loans receivable	8.34%	7.39%	8.16%	7.17%
Total interest rate yield on interest-earning assets	7.92%	6.71%	7.74%	6.51%

Interest Rate Expense:
Deposits	3.73%	2.56%	3.41%	2.37%
Advances from FHLB	5.19%	4.27%	4.82%	4.12%
Other borrowings	4.25%	2.79%	3.88%	2.41%
Junior subordinated debentures	8.40%	6.78%	8.02%	6.48%
Total interest rate expense on interest-bearing liabilities	4.05%	3.01%	3.73%	2.84%

Interest spread	3.87%	3.70%	4.01%	3.67%

Net interest margin on interest earning assets	3.99%	3.77%	4.11%	3.75%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.92%	0.72%	1.00%	0.68%
Return on average equity	13.23%	10.03%	13.81%	9.30%
Average equity / average assets	6.98%	7.14%	7.21%	7.29%
Average interest-earning assets / interest-bearing liabilities	102.84%	102.49%	102.64%	102.73%
Non-interest (other operating) expenses / average assets	2.92%	2.98%	2.82%	2.98%
Efficiency ratio [non-interest (other operating) expenses / revenues]	66.50%	71.26%	63.04%	72.27%


Provision and Allowance for Loan Losses. During the quarter ended September 30, 2006, the provision for loan losses was $1.0 million compared to $1.3 million from the quarter ended September 30, 2005. As discussed in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision in the current quarter reflects modestly lower levels of non-performing loans and a significant recovery on previously charged off loans, balanced against growth in the size of the loan portfolio and continuing changes in the loan mix. There were net recoveries of $542,000 for the current quarter, compared to $527,000 of charges for the same quarter a year earlier, and non-performing loans decreased $1.5 million to $11 million at September 30, 2006, compared to $12 million at September 30, 2005. Generally, these non-performing loans reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions. A comparison of the allowance for loan losses at September 30, 2006 and 2005 shows an increase of $4.6 million to $35 million at September 30, 2006, from $31 million at September 30, 2005. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.21% and 1.29% at September 30, 2006 and 2005, respectively. The allowance as a percentage of non-performing loans increased to 326% at September 30, 2006, compared to 248% a year earlier.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. As a result, the Company maintains an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies. The Company has established systematic methodologies for the determination of the adequacy of its allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of September 30, 2006, the Company had identified $10.2 million of impaired loans as defined by SFAS No. 114 and had established $1.2 million of loss allowances related to these loans.

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

Management believes that the allowance for loan losses as of September 30, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the


Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following tables provide additional detail on the Company's allowance for loan losses (dollars in thousands):

	Quarters Ended		Nine Months Ended
	September 30		September 30
Allowance for Loan Losses:	2006	2005	2006	2005
Balance, beginning of the period	$33,618	$29,788	$30,898	$29,610

Provision for loan losses	1,000	1,300	4,500	3,803

Recoveries of loans previously charged off:

One- to four-family real estate	77	--	77	--
Commercial real estate	--	--	75	187
Multifamily real estate	--	--	--	6
Construction and land	496	141	507	254
Commercial business	619	303	790	544
Agricultural business, including secured by farmland	20	7	62	28
Consumer	7	14	33	38
	1,219	465	1,544	1,057
Loans charged off:

One- to four-family real estate	--	--	(62)	(122)
Commercial real estate	--	(400)	--	(521)
Multifamily real estate	--	--	--	(8)
Construction and land	--	(1)	--	(218)
Commercial business	(422)	(230)	(1,125)	(953)
Agricultural business, including secured by farmland	(191)	(289)	(404)	(1,780)
Consumer	(64)	(72)	(191)	(307)
	(677)	(992)	(1,782)	(3,909)
Net (charge-offs) recoveries	542	(527)	(238)	(2,852)

Balance, end of the period	$35,160	$30,561	$35,160	$30,561

Net charge-offs (recoveries) as a percentage of average net book value of loans outstanding for the period	(0.02)%	0.02%	0.01%	0.13%

The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):

	September 30 2006	December 31 2005	September 30 2005
Specific or allocated loss allowances:
One- to four-family real estate	$866	$860	$808
Commercial real estate	5,655	4,566	5,235
Multifamily real estate	866	839	711
Construction and land	11,231	7,223	7,043
Commercial business	10,665	9,741	9,650
Agricultural business, including secured by farmland	2,959	3,502	3,470
Consumer	838	561	556
Total allocated	33,080	27,292	27,473

Estimated allowance for undisbursed commitments	458	156	285
Unallocated	1,622	3,450	2,803
Total allowance for loan losses	$35,160	$30,898	$30,561

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for losses)	1.21%	1.27%	1.29%
Ratio of allowance for loan losses to non-performing loans	319%	296%	248%


Other Operating Income. Other operating income was $5.4 million for the quarter ended September 30, 2006, an increase of $455,000 from the quarter ended September 30, 2005. Deposit fees and other service charge income increased by $481,000, or 19%, to $3.0 million for the quarter ended September 30, 2006, compared to $2.6 million for the quarter ended September 30, 2005, primarily reflecting growth in customer transaction accounts and increased merchant credit card services, although changes in certain pricing schedules also contributed to the increase. Loan servicing fees decreased by $151,000 to $315,000 for the current quarter, from $466,000 for the quarter ended September 30, 2005, when the Bank received a significantly higher amount of prepayment fees. Gain on sale of loans was nearly unchanged, increasing by $72,000 to $1.7 million for the quarter ended September 30, 2006, compared to $1.7 million for the same quarter a year earlier as mortgage banking activity maintained a similar pace despite modestly higher mortgage rates. Gain on sale of loans was adversely affected by the increase in capitalized loan origination costs discussed in the following paragraph, which had the effect of increasing the cost basis in loans held for sale, as well as by competitive pressures in the mortgage market which tended to reduce the margin on sales compared to the prior year. However, in addition to normal mortgage banking activity, gain on sale of loans was augmented modestly in the current quarter by the sale of approximately $79 million of one- to four-family loans that had previously been included in the held for portfolio portion of loans receivable. This sale generated a gain of $159,000. Loan sales for the quarter ended September 30, 2006 totaled $167.4 million, compared to $125.0 million for the quarter ended September 30, 2005. Gain on sale of loans for the Company in the current quarter included $213,000 of fees on $29.1 million of loans which were brokered and are not reflected in the volume of loans sold. By comparison, in the quarter ended September 30, 2005, gain on sale of loans included $128,000 of fees on $11 million of brokered loans. The current quarter also included a gain of $214,000 on the sale of the guaranteed portion of certain SBA-guaranteed loans, while no similar sales activity occurred in the year-earlier quarter.

Other operating income for the nine months ended September 30, 2006 increased $1.3 million to $14.9 million, from $13.6 million for the comparable period in 2005. Similar to the quarter's results, this includes a $1.5 million increase in deposit fee and service charge income which was offset by a $198,000 decrease in the gain on sale of loans. In addition, loan servicing fees also decreased by $98,000 compared to the first nine months of 2005. Loan sales increased from $309.9 million for the nine months ended September 30, 2005 to $347.6 million for the nine months ended September 30, 2006. The increase in deposit fees and other service charges is a particularly noteworthy indicator of the Company's progress in growing transaction accounts and customer relationships as a result of its branch expansion strategy.

Other Operating Expenses. Other operating expenses increased $1.8 million, or 8%, to $25.3 million for the quarter ended September 30, 2006, from $23.6 million for the quarter ended September 30, 2005, largely reflecting the Company's growth resulting from its branch expansion strategy and the increased loan origination activity. The increase in expenses includes operating costs associated with (1) the opening of six new branch offices in Vancouver and Burlington, Washington, Beaverton, Oregon and Boise, Twin Falls and Meridian, Idaho, (2) the relocation and upgrading of branch offices in Walla Walla and Pasco, Washington, and (3) additional staffing to support the Bank's Small Business Administration (SBA) lending activities and to more effectively market its cash management services as well as the creation of an international banking department, which all occurred during or after the third quarter of 2005. In addition, compensation was higher as a result of increased mortgage loan commissions and general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by an increase in the amount of capitalized loan origination costs, which reflects increases in both the cost to produce and the volume of new loan originations. The Company also continued its strong commitment to advertising and marketing expenditures, which were $1.8 million in the quarter ended September 30, 2006, nearly identical to the same period in the prior year. Despite continuing start up costs associated with branch growth, other operating expenses as a percentage of average assets, decreased to 2.92% for the quarter ended September 30, 2006, from 2.98% for the quarter one year earlier, reflecting significant growth in the average asset base. The Company's efficiency ratio also decreased to 66.50% for the quarter ended September 30, 2006 from 71.26% for the comparable period in 2005 as a higher level of revenues more than offset the increased operating expenses. The Company expects continued increases in the absolute level of operating expenses as a result of its announced expansion plans; however, over time, management believes that this investment in our branch network will lead to a lower relative cost of funds and enhanced revenues which should result in an improved efficiency ratio and stronger operating results.

Other operating expenses for the nine months ended September 30, 2006 increased $881,000, or 1.3%, from $67.7 million the first nine months of 2005, to $68.5 million in the current period. Excluding the $5.4 million insurance recovery, which occurred in the second quarter, other operating expenses were $73.9 million for the nine months ended September 30, 2006. As explained above, the increase, aside from the insurance recovery, is primarily a result of the increase in compensation, occupancy and advertising expenses as locations, staffing and the volume of activity have expanded while the Bank positions itself for future growth. Partially offsetting these expenses was an increase in capitalized loan origination costs reflecting increased origination volumes as well as increased loan production costs.

Income Taxes. Income tax expense was $3.8 million for the quarter ended September 30, 2006, compared to $2.5 million for the comparable period in 2005. The Company's effective tax rates for the quarters ended September 30, 2006 and 2005 were 31.9% and 30.9%, respectively. The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments. The higher effective tax rate in the current period was primarily a result of a decrease in the relative combined effect of the tax credits from CRA investments and tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance, compared to other taxable net revenue sources which increased substantially reflecting the growth in loans and deposits and the effects of the fourth quarter balance-sheet restructuring.

Income tax expense for the nine months ended September 30, 2006 increased to $11.5 million, compared to $6.8 million in the comparable period in 2005. The Company's effective tax rates for the nine months ended September 30, 2006 and 2005 were 32.3% and 30.6%, respectively. The increased effective tax rate was due to the same proportionately lower amount of tax-exempt income relative to taxable income discussed in the review of quarterly results above.


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

Allowance for Loan Losses: In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, the Company maintains an allowance for loan losses consistent with GAAP guidelines. The Company increases its allowance for loan losses by charging provisions for probable loan losses against the Company's income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. The Company's asset quality indicators improved during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 and reflect continuing strength in the economic base of the markets surrounding the Bank's locations. At September 30, 2006, the Company had an allowance for loan losses of $35.2 million, which represented 1.21% of total loans and 326% of non-performing loans, compared to 1.29% and 248%, respectively, at September 30, 2005.

Non-Performing Assets: Non-performing assets decreased 11% to $12 million, or 0.36% of total assets, at September 30, 2006, compared to $14 million, or 0.44% of total assets, at September 30, 2005. Generally, non-performing loans and assets reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions. At September 30, 2006, the Bank's largest non-performing loan exposure was for commercial loans totaling $2.7 million to a non-farm operating business which are primarily secured by ranch land in western Idaho and processing equipment. The second largest non-performing loan exposure was for loans totaling $1.7 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. The third largest non-performing loan exposure was for loans to agricultural related businesses totaling $1.0 million primarily secured by agricultural real estate in central Washington. At September 30, 2006, the Company had $1.4 million of real estate owned and other repossessed assets which primarily consisted of a parcel of undeveloped land with a book value of $918,000 and two single-family residences with a combined book value of $401,000. The Bank was awarded the undeveloped land as a result of litigation relative to certain previously charged off loans. While this award resulted in an increase in real estate owned, since the loans had been fully charged off in prior periods, it also was recognized as a recovery in the quarter ended September 30, 2006. Management is optimistic about the prospects for a near-term disposal of this property. Although relatively stable in recent quarters, the Bank has made very meaningful progress in the past three years in reducing non-performing loans and improving asset quality, which has contributed significantly to its improved operating performance.


The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	September 30 2006	December 31 2005	September 30 2005
	2006	2005	2005
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$830	$1,137	$1,149
Commercial	2,111	1,363	925
Multifamily	--	--	--
Construction and land	1,164	479	1,218
Commercial business	4,736	2,543	3,119
Agricultural business, including secured by farmland	1,310	4,598	5,477
Consumer	2	229	317
	10,153	10,349	12,205
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	234	104	106
Commercial	383	--	--
Multifamily	--	--	--
Construction and land	23	--	--
Commercial business	213	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	--	--	10
	853	104	116
Total non-performing loans	11,006	10,453	12,321

Real estate owned, held for sale, and other repossessed assets, net	1,352	506	1,622

Total non-performing assets at the end of the period	$12,358	$10,959	$13,943
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	0.38%	0.43%	0.52%
Non-performing assets as a percentage of total assets at end of the period	0.36%	0.36%	0.44%

Troubled debt restructuring at end of the period	$--	$--	$--

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

The primary investing activity of the Company, through its subsidiaries, is the origination and purchase of loans and purchase of investment securities. During the nine months ended September 30, 2006, the Company had loan originations, net of principal repayments, of $787 million and purchased loans in the amount of $19 million. For the nine months ended September 30, 2006, the Company did not purchase any securities. This activity was funded primarily by principal repayments on securities, sales of loans and deposit growth. During the nine months ended September 30, 2006, the Company sold $348 million of loans and generated net deposit growth of $421 million, while FHLB advances decreased $51 million and other borrowings increased $14 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2006, the Bank used its sources of funds primarily to fund loan commitments, repay FHLB advances and other borrowings, and pay maturing savings certificates and deposit withdrawals. At September 30, 2006, the Bank had outstanding loan commitments totaling $1.096 billion, including undisbursed loans in process totaling $1.042 billion. The Bank generally maintains sufficient cash, marketable securities and readily available borrowing lines to meet short-term liquidity needs. The Bank maintains a credit facility with the FHLB of Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of the Bank's assets or unencumbered qualifying collateral, which at September 30, 2006 would allow up to a total possible credit line of $565 million. Reflecting changes in the Company's asset mix, advances from the FHLB are more likely to be limited by available qualifying collateral than by the 35% of assets calculation. Advances under this credit facility totaled $214 million, or 6% of the Bank's assets, at September 30, 2006. The Bank also has in place borrowing lines with certain correspondent banks which in aggregate total $95 million, none of which was drawn upon as of September 30, 2006.

At September 30, 2006, certificates of deposit amounted to $1.560 billion, or 57% of the Bank's total deposits, including $1.319 billion which were scheduled to mature within one year. While no assurance can be given as to future periods, historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from customer deposits, FHLB advances, other borrowings, principal and interest payments and sale of mortgage loans, and that it can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of September 30, 2006, outstanding commitments consist of the following (in thousands):

Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$542,219
Revolving open-end lines secured by one- to four-family residential properties	50,640
Credit Card lines	21,845
Other, primarily business and agricultural loans	434,272
Real estate secured by one- to four-family residential properties	29,874
Standby letters of credit and financial guarantees	16,868

Total	$1,095,718

Commitments to sell loans secured by one- to four-family residential properties	$29,874

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At September 30, 2006 and December 31, 2005, the Company and the Bank exceeded all current regulatory capital requirements. However, events beyond the Company's control such as weak or depressed economic conditions in areas where the Bank has most of its loans, could adversely affect future earnings and consequently the ability of the Bank to meet its capital requirements. Further, rapid growth in the Company's assets and liabilities could exceed growth in its retained earnings and necessitate other actions designed to augment the Company's capital base. As a result, the Company regularly explores alternative financing arrangements that could provide additional regulatory capital to support future growth. See Item 1, "Business-Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC for additional information regarding the Company's and the Bank's regulatory capital requirements.

The actual regulatory capital ratios calculated for the Company and the Bank as of September 30, 2006, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

Actual			Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
Amount		Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006:
The Company-consolidated
Total capital to risk-weighted assets	$338,894	10.83%	$250,361	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	289,480	9.25	125,180	4.00	N/A	N/A
Tier 1 leverage capital to average assets	289,480	8.49	136,362	4.00	N/A	N/A

The Bank
Total capital to risk-weighted assets	332,709	10.65	249,884	8.00	$312,355	10.00%
Tier 1 capital to risk-weighted assets	296,783	9.50	124,942	4.00	187,413	6.00
Tier 1 leverage capital to average assets	296,783	8.72	136,127	4.00	170,159	5.00

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

The greatest source of interest rate risk to the Company results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to the Company. An exception to this generalization in past periods has been the beneficial effect of interest rate floors on many of the Company's floating rate loans, which helped maintain higher loan yields despite declining levels of market interest rates. However, in the low interest rate environment accompanying those periods, the rate floors declined over time. Further, because these rate floors exceeded what would otherwise have been the note rate on certain variable or floating rate loans, those loans were less responsive to recently increasing market rates than has historically been the case, injecting an additional element of interest rate risk into the Company's operations. However, as of September 30, 2006, the Company has very few floating-rate loans with interest rates that have not increased to levels above their floors and therefore these loans should be more responsive to additional increases in market rates should they occur. An additional exception to the generalization has been the beneficial effect of lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products in the current rising market interest rate environment. This beneficial effect was particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the Company's expanded net interest margin for the years ended December 31, 2004 and 2005 and the nine months ended September 30, 2006.

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

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2006, the estimated changes in the Company's net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.


Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	$5,252	3.8%	$(60,404)	(19.3)%
+200	4,398	3.2	(39,022)	(12.5)
+100	3,197	2.3	(17,751)	(5.7)
0	0	0	0	0
-100	(3,794)	(2.7)	5,320	1.7
-200	(7,789)	(5.6)	(6,747)	(2.2)
-300	(10,673)	(7.7)	(21,328)	(6.8)

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

The table of Interest Sensitivity Gap presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2006. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future periods shown. At September 30, 2006, total interest-bearing assets maturing or repricing within one year were less than total interest-earning liabilities maturing or repricing in the same time period by $49.7 million, representing a one-year cumulative gap to total assets ratio of (1.44%).


Interest Sensitivity Gap as of September 30, 2006	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$707,310	$2,966	$11,023	$1,039	$--	$--	$722,338
Fixed-rate mortgage loans	70,426	60,282	161,755	94,040	93,980	51,408	531,891
Adjustable-rate mortgage loans	483,214	86,021	272,974	108,508	384	470	951,571
Fixed-rate mortgage-backed securities	13,533	12,422	32,682	21,431	23,082	12,869	116,019
Adjustable-rate mortgage-backed securities	3,367	4,042	11,363	9,105	19,486	--	47,363
Fixed-rate commercial/agricultural loans	48,201	27,276	53,319	18,337	3,935	388	151,456
Adjustable-rate commercial/agricultural loans	418,124	8,617	13,964	10,617	71	62	451,455
Consumer and other loans	51,863	7,700	13,311	20,181	4,983	5,906	103,944
Investment securities and interest-earning deposits	91,994	9,324	21,906	12,221	15,679	37,696	188,820

Total rate sensitive assets	1,888,032	218,650	592,297	295,479	161,600	108,799	3,264,857

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	143,180	83,770	195,464	195,464	--	--	617,878
Money market deposit accounts	119,738	71,843	47,895	--	--	--	239,476
Certificates of deposit	771,157	569,202	164,453	42,782	11,748	562	1,559,904
FHLB advances	180,000	9,430	24,500	--	--	--	213,930
Other borrowings	27,313	--	--	--	--	--	27,313
Junior subordinated debentures	97,942	--	--	--	--	--	97,942
Retail repurchase agreements	82,793	--	136	--	428	--	83,357

Total rate sensitive liabilities	1,422,123	734,245	432,448	238,246	12,176	562	2,839,800

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$465,909	$(515,595)	$159,849	$57,233	$149,424	$108,237	$425,057
Cumulative excess (deficiency) of interest- sensitive assets	$465,909	$(49,686)	$110,163	$167,396	$316,820	$425,057	$425,057

Cumulative ratio of interest-earning assets to interest-bearing liabilities	132.76%	97.70%	104.26%	105.92%	111.16%	114.97%	114.97%
Interest sensitivity gap to total assets	13.49%	(14.93)%	4.63%	1.66%	4.33%	3.13%	12.31%
Ratio of cumulative gap to total assets	13.49%	(1.44)%	3.19%	4.85%	9.18%	12.31%	12.31%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although the Bank's regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $488.5 million, or (14.15%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2006 and 2005" of this report.

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

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of Company disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below represents the issuer purchases of equity securities during the quarter covered by this report.

Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan(2)
Beginning	Ending
July 1, 2006	July 31, 2006	0	$0.00	--	100,000
August 1, 2006	August 31, 2006	0	$0.00	--	100,000
September 1, 2006	September 30, 2006	0	$0.00	--	100,000
Total		0	$0.00	--

(1)    No shares were purchased during the period.
(2)    On July 26, 2006, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months. As of September 30, 2006, no shares had been purchased under this program.

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

Banner Corporation

November 6, 2006	/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer (Principal Executive Officer)

November 6, 2006	/s/ Lloyd W. Baker Lloyd W. Baker Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)


EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934
I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 6, 2006		/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer


EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934
I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 6, 2006		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer


EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, that:

* the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

* the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

November 6, 2006	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

November 6, 2006	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer