Form 10-K
period 2006-12-31
BANNER CORP
filed 2007-03-15
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________to________

Commission File Number 0-26584
BANNER CORPORATION (Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)
10 South First Avenue, Walla Walla, Washington 99362 (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (509) 527-3636

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	X	No

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes	No	X

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock quoted on the Nasdaq Stock Market on June 30, 2006, was:
Common Stock - $472,869,536

(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

The number of shares outstanding of the registrant's classes of common stock as of February 28, 2007:
Common Stock, $.01 par value - 12,706,385 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 24, 2007 are incorporated by reference into Part III.



Forward-Looking Statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans and in real estate values in our market areas; fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2007 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms "we", "our", "us", or the "Company" refer to Banner Corporation and its consolidated subsidiaries.


PART 1

Item 1 Business

General

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiary, Banner Bank (the Bank). Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and its 62 branch offices and 12 loan production offices located in 27 counties in Washington, Oregon and Idaho. Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System, and Banner Bank is subject to regulation by the State of Washington Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation. As of December 31, 2006 we had total consolidated assets of $3.5 billion, total deposits of $2.8 billion and total stockholders' equity of $250 million.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, repurchase agreements and junior subordinated debentures issued in connection with the sale of trust preferred securities. Our net income is also significantly affected by provisions for loan losses and the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our non-interest operating expenses and income tax provisions. Our net income for the year ended December 31, 2006 was $32.2 million, or $2.63 per share on a fully diluted basis, which included a $5.5 million insurance settlement. The net amount of the settlement, after costs, resulted in a $5.4 million credit to other operating expenses and contributed approximately $3.4 million, or $0.28 per share, to earnings for the year ended December 31, 2006. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information about our financial performance.

Banner Bank offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas. Banner Bank's primary business is that of a traditional banking institution, accepting deposits and originating loans in locations surrounding its offices in portions of Washington, Oregon and Idaho. Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, agricultural business loans, construction and land development loans, one- to four-family residential loans and consumer loans. A portion of Banner Bank's construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation or CFC, which is located in the Lake Oswego area of Portland, Oregon. In addition to loans, Banner Bank maintains a portion of its assets in marketable securities. The securities portfolio is heavily weighted toward mortgage-backed securities secured by one- to four-family residential properties. This portfolio also includes U.S. Government agency (including government-sponsored enterprises) securities, as well as investment grade corporate debt securities and tax-exempt municipal securities primarily issued by entities located in the State of Washington.

Over the past three years, we have invested significantly in expanding our branch and distribution systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest: the Puget Sound region of Washington; and the greater Boise, Idaho; Portland, Oregon; and Spokane, Washington market areas. This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds. We are committed to continuing this branch expansion strategy for the next two to three years and have plans and projects in process for six additional new offices expected to open in the next 12 months and are exploring other opportunities.

Recent Developments

Consistent with our business strategy of continued growth in our core markets in the Northwest, we recently entered into two merger agreements. On December 11, 2006, we entered into a merger agreement with F&M Bank, a Washington state-chartered commercial bank located in Spokane, Washington. Under the terms of the merger agreement, Banner Bank will acquire F&M Bank through the merger of F&M Bank into Banner Bank, with Banner Bank being the surviving institution. F&M Bank operates 13 full-service banking offices in and around the Spokane area. At December 31, 2006, F&M Bank had total assets of $415 million, total loans of $367 million, deposits of $340 million and stockholders' equity of $39 million. Under the terms of the merger agreement and assuming all outstanding F&M Bank options are exercised (unexercised options will otherwise be cancelled), shareholders of F&M Bank will be entitled to receive, in exchange for each share of F&M Bank common stock held, 0.85 shares of our common stock and $9.30 in cash, plus a pro-ration of the F&M Bank annual cash dividend through the closing. We will issue 1,773,494 shares of our common stock and pay $19.4 million in cash in the transaction. The total value of the proposed transaction will be approximately $98.8 million. We expect to complete the merger in the second calendar quarter of 2007, pending the approval of the transaction by shareholders of F&M Bank, regulatory approval, and other customary closing conditions.

Subsequently, on December 18, 2006, we entered into a merger agreement with San Juan Financial Holding Company of Friday Harbor, Washington, the bank holding company of Islanders Bank, a Washington state-chartered commercial bank. Under the terms of the merger agreement, Banner Corporation will acquire San Juan Financial Holding Company and Islanders Bank through the merger of San Juan Financial Holding Company into Banner Corporation, with Banner Corporation being the surviving entity. After the merger of San Juan Financial Holding Company into Banner Corporation, Islanders Bank will become an independent financial institution subsidiary of Banner Corporation.

Islanders Bank operates three full-service banking offices in the North Puget Sound region of Washington State, which are located in Friday Harbor, on Orcas Island and on Lopez Island, Washington. We currently operate six branches and one loan office in the North Puget Sound region. At December 31, 2006, Islanders Bank had total assets of approximately $152 million, total loans of $113 million, deposits of $122 million and stockholders' equity of $17 million. Shareholders of Islanders Bank will be entitled to receive, in exchange for each share of Islanders Bank common stock held, 2.2503 shares of our common stock and $16.48 in cash, subject to certain conditions and assuming 364,078


shares of San Juan Financial Holding Company common stock are outstanding at the closing of the transaction. Additional consideration will be paid by us to the San Juan Financial Holding Company shareholders in the event the transaction has not closed by March 31, 2007 and the failure to close is not a result of San Juan Financial Holding Company's failure to perform or observe its covenants and agreements contained in the merger agreement. The additional per share consideration will be equal to the amount of any dividends per share paid to our shareholders with a record date on or after March 31, 2007, but before the closing date of the transaction, that would have been payable on our common stock issued and outstanding if the closing of the transaction had occurred on March 31, 2007. Prior to closing, San Juan Financial Holding Company shareholders may also receive the net after tax proceeds from the sale of San Juan Title LLC. We will issue 819,277 shares of our common stock and pay $6.0 million in cash in the transaction. The total value of the proposed transaction will be approximately $40.8 million. We expect to complete the merger in the second calendar quarter of 2007, pending the approval of the transaction by shareholders of San Juan Financial Holding Company, regulatory approval, and other customary conditions of closing.

Lending Activities

General: All of our lending activities are conducted through Banner Bank and its subsidiaries. We offer a wide range of loan products to meet the demands of our customers. We originate loans for our own loan portfolio and for sale in the secondary market. Management's strategy has been to maintain a significant percentage of assets in the loan portfolio with more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we have developed a variety of floating or adjustable interest rate products that correlate more closely with our cost of funds. However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner-occupied, one- to four-family residential properties. In response to exceptionally strong housing markets, construction and land loan growth has been particularly significant over the past two years. To an increasing extent in recent years, our lending activities have also included the origination of multifamily and commercial real estate loans. Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas. During the past four years, we have significantly added to our resources engaged in commercial lending, including senior credit administration personnel and experienced officers focused on middle market corporate lending opportunities. We also recently increased our emphasis on consumer lending. While continuing our commitment to construction and residential lending, management expects commercial lending, including commercial real estate, agricultural and consumer lending to become increasingly important activities for us.

At December 31, 2006, our net loan portfolio totaled $2.93 billion. For additional information concerning our loan portfolio, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2006 and 2005-Loans/Lending." See also Table 5 contained therein, which sets forth the composition of our loan portfolio, and Tables 6 and 6(a), which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending: At Banner Bank, we originate loans secured by first mortgages on one- to four-family residences and loans for the construction of one- to four-family residences in the Northwest communities where we have offices. Our mortgage lending subsidiary, CFC, provides residential and construction lending primarily in the Bend and greater Portland, Oregon market areas. At December 31, 2006, $362 million, or 12.0% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

We offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions, primarily with the intent of selling these loans into the secondary market. Fixed rate loans generally are offered on a fully amortizing basis for terms ranging from 15 to 30 years at interest rates and fees that reflect current secondary market pricing. Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%. These ARM products most frequently adjust based upon the average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin or spread above the index. Generally, ARM loans held in our portfolio do not allow for interest-only payments nor negative amortization of principal and carry no prepayment restrictions. The retention of ARM loans in our loan portfolio can help reduce our exposure to changes in interest rates. However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years, borrower demand for ARM loans has been limited and we have chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates or higher interest-only option ARM products. As a result, ARM loans have represented only a small portion of loans originated during this period.

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Corporation (Fannie Mae or FNMA). Government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA). In the loan approval process, we assess the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower. Generally, we lend up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs. We usually require private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

We sell residential loans on either a servicing-retained or servicing-released basis. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. During the past three years, we have sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans into the secondary market.


Construction and Land Lending: We invest a significant portion of our loan portfolio in residential construction loans to professional home builders. To a lesser extent, we also originate land loans and construction loans for commercial and multifamily real estate. Residential construction lending is a core competency of Banner Bank and the primary focus of its subsidiary, CFC. Our largest concentration of construction and development loans is in the Portland/Vancouver market area. We also have a significant amount of construction loans for properties in the Puget Sound region and in the greater Boise market. At December 31, 2006, construction and land loans totaled $1.111 billion (including $403 million of land or land development loans and $138 million of commercial and multifamily real estate construction loans), or 37% of total loans of the Company.

Construction and land lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than are usually available on other types of lending. Construction and land lending, however, are generally considered to involve a higher degree of risk than other lending opportunities because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan is dependent on the builder's ability to sell the property before the construction loan is due. We address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.

Construction loans made by us include those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to ensure an appropriate balance between home sales and new loan originations. The maximum number of speculative loans approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains. We have chosen to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic area.

Loans for the construction of one- to four-family residences are generally made for a term of twelve months. Our loan policies include maximum loan-to-value ratios of up to 80% for speculative loans. Individual speculative loan requests are supported by an independent appraisal of the property, a set of plans, a cost breakdown and a completed specifications form. All speculative construction loans must be approved by senior loan officers.

We also make land loans to developers, builders and individuals to finance the acquisition and/or development of improved lots or unimproved land. In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for construction loans. The initial term on land loans is typically one to three years with interest only payments, payable monthly, and provisions for principal reduction as lots are sold and released from the lien of the mortgage.

We regularly monitor the construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and will decrease this type of lending if we perceive unfavorable market conditions. We believe that the underwriting policies and internal monitoring systems we have in place mitigate many of the risks inherent in construction and land lending.

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects. At December 31, 2006, our loan portfolio included $147 million in multifamily and $596 million in commercial real estate loans which together comprised 25% of our total loans. Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, riskier than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. In all multifamily and commercial real estate lending, we consider the location, marketability and overall attractiveness of the properties. Our current underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process we assess the borrowers' willingness and ability to repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. Most multifamily and commercial real estate loans originated in the past five years are linked to various U.S. Treasury indices or certain prime rates. Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years. Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type or location.

Commercial Business Lending: We are active in small- to medium-sized business lending, including the origination of loans guaranteed by the Small Business Administration (SBA), and are engaged to a lesser extent in agricultural lending primarily by providing crop production loans. Our officers devote a great deal of effort to developing customer relationships and the ability to serve these types of borrowers. Management believes that many large banks have neglected these lending markets, which has contributed to our success. While strengthening our commitment to small business lending, in recent years we have added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. Management has leveraged the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, this type of lending has helped us increase our deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant focus by us and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations.


Commercial business loans may entail greater risk than other types of loans. Commercial business loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, inventory and receivables, which may not provide an adequate source of repayment on defaulted loans. In addition, commercial business loans are dependent on the borrower's continuing financial strength and management ability, as well as market conditions for various products, services and commodities. For these reasons, commercial business loans generally provide higher yields than many other types of loans but also require more administrative and management attention. Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

We underwrite our commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value. We seek to structure these loans so that they have more than one source of repayment. The borrower is required to provide us with sufficient information to allow us to make a lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and information about the collateral. Loans to closely held businesses typically require personal guarantees by the principals. Our commercial loan portfolio is geographically dispersed across the market areas serviced by our branch network and there are no significant concentrations by industry or products.

Our commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year. Adjustable- or floating-rate loans are generally tied to various prime rate and London Inter-Bank Overnight Rate or LIBOR indices. At December 31, 2006, commercial loans totaled $468 million, or 16% of our total loans.

Agricultural Lending: Agriculture is a major industry in many parts of our service area. While agricultural loans are not a large part of our portfolio, we intend to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile. At December 31, 2006, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $164 million, or 6% of our loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower's anticipated income to support budgeted operating expenses. These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. In the case of crops, consideration is given to projected yields and prices from each commodity. The interest rate is normally floating based on the prime rate as published in The Wall Street Journal, plus a negotiated margin. Because these loans are made to finance a farm or ranch's annual operations, they are written on a one-year review and renewable basis. The renewal is dependent upon the prior year's performance and the forthcoming year's projections as well as the overall financial strength of the borrower. We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

In underwriting agricultural operating loans, we consider the cash flow of the borrower based upon the expected operating results as well as the value of collateral used to secure the loans. Collateral generally consists of cash crops produced by the farm, such as milk, grains, fruit, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa or livestock. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, Banner Bank may also collateralize an operating loan with the farm's operating equipment, breeding stock, real estate and federal agricultural program payments to the borrower.

We also originate loans to finance the purchase of farm equipment. Loans to purchase farm equipment are made for terms of up to seven years. On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market area, although generally only to service the needs of our existing customers. Loans are written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from five to 20 years. These loans have interest rates that generally adjust at least every five years based typically upon a U.S. Treasury index plus a negotiated margin. Fixed-rate loans are granted on terms generally not to exceed five years with rates established at inception based on margins set above the current five-year U.S. Treasury Note or another generally accepted index. In originating agricultural real estate loans, we consider the debt service coverage of the borrower's cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower's past performance with us and/or the market area. These loans normally are not made to start-up businesses but are generally reserved for existing customers with substantial equity and a proven history.

Among the more common risks to agricultural lending can be weather conditions and disease. These risks can be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be reduced by the use of set price contracts. Normally, required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. In addition to these risks, we also consider management succession, life insurance and business continuation plans when evaluating agricultural loans.

Consumer and Other Lending: We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received renewed emphasis in recent years and management anticipates increased activity in future periods. Part of this emphasis has been the reintroduction of a Banner Bank-funded credit card program which we began marketing in the fourth quarter of 2005. Similar to other consumer loan programs, we primarily focus this credit card program on its existing customer base to add to the depth of its customer relationships. As a result of increased marketing efforts, an improved retail delivery network and strong borrower demand, our consumer loans increased significantly in the past year. At December 31, 2006, we had $118 million, or 4% of our loans receivable, in consumer related loans, an increase of $26 million or 28% from December 31, 2005.

Similar to commercial loans, consumer loans often entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted


consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.

Loan Solicitation and Processing: We originate real estate loans by direct solicitation of real estate brokers, builders, depositors and walk-in customers. Loan applications are taken by our loan officers and are processed in branch or regional locations. Most underwriting and loan administration functions are performed by loan personnel at central locations.

Our commercial loan officers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers. While commercial loan officers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of Banner Bank or Banner Corporation.

We originate consumer loans through various marketing efforts directed primarily toward our existing deposit and loan customers. Consumer loan applications may be processed at branch locations or by administrative personnel at our main office.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve. For the years ended December 31, 2006, 2005 and 2004, we originated loans, net of repayments, of $921 million, $720 million and $696 million, respectively.

In recent years, we generally have sold most of our newly originated one- to four-family residential mortgage loans and a portion of our SBA guaranteed loans to secondary market purchasers as part of our interest rate risk management strategy. Proceeds from sales of loans for the years ended December 31, 2006, 2005 and 2004, totaled $442 million, $397 million and $338 million, respectively. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. We sell loans on both a servicing-retained and a servicing-released basis. All loans are sold without recourse. See "Loan Servicing." At December 31, 2006, we had $5.1 million in loans held for sale.

We periodically purchase whole loans and loan participation interests primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities. Any such purchases are made consistent with our underwriting standards; however, the loans may be located outside of our normal lending area. During the years ended December 31, 2006, 2005 and 2004, we purchased $45 million, $23 million and $18 million, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At December 31, 2006, we were servicing $361 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets. At December 31, 2006, we held $3.4 million in escrow for our portfolio of loans serviced for others. The loan servicing portfolio at December 31, 2006 was composed of $197 million of Freddie Mac mortgage loans, $22 million of Fannie Mae mortgage loans and $142 million of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington and Oregon. For the year ended December 31, 2006, $1.3 million of loan servicing fees, net of $518,000 of servicing rights amortization, was recognized in operations.

Mortgage Servicing Rights: We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2006, 2005 and 2004, we capitalized $1.6 million, $502,000, and $78,000, respectively, of MSRs relating to loans sold with servicing retained. No MSRs were purchased in those periods. Amortization of MSRs for the years ended December 31, 2006, 2005 and 2004, was $518,000, $507,000, and $489,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates. At December 31, 2006, MSRs were carried at a value of $2.7 million, net of amortization.

Asset Quality

Classified Assets:State and federal regulations require that Banner Bank review and classify its problem assets on a regular basis. In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified. Banner Bank's Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolio, including information on risk concentrations, delinquencies and classified assets. The Credit Policy Division approves all recommendations for new classified assets or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets. The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses. Significant problem loans are transferred to Banner Bank's Special Assets Department for resolution or collection activities. Banner Bank's Board of Directors is given a detailed report on classified assets and asset quality at least quarterly.


For additional information with respect to asset quality and non-performing loans, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2006 and 2005-Asset Quality," and Table 10 contained therein.

Allowance for Loan Losses:In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, we maintain an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines. We increase our allowance for loan losses by charging provisions for possible loan losses against our income. The allowance for losses on loans is maintained at a level which, in management's judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. At December 31, 2006, we had an allowance for loan losses of $36 million, which represented 1.20% of net loans and 253% of non-performing loans compared to 1.27% and 296%, respectively, at December 31, 2005. For additional information concerning our allowance for loan losses, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005-Provision and Allowance for Loan Losses," and Tables 11 and 12 contained therein.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions. Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. Our policies generally limit investments to U.S. Government and government agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities includes those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher, as well as collateralized mortgage obligations (CMOs). A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's earning performance and/or market value.

At December 31, 2006, our consolidated investment portfolio totaled $274 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of Fannie Mae and Freddie Mac. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in loan originations, deposits and other activities. During the year ended December 31, 2006, investments and securities decreased by $37 million. (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation; Recent Developments and Significant Events.") During the year ended December 31, 2006, holdings of mortgage-backed securities decreased $29 million to $150 million, U.S. Treasury and agency obligations increased $2 million to $27 million, corporate and other securities decreased $7 million to $49 million, and municipal bonds decreased $4 million to $47 million.

For detailed information on our investment securities, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2006 and 2005-Investments," and Tables 1, 2, 3 and 4 contained therein.

Off-Balance-Sheet Derivatives: Derivatives include "off-balance-sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." We generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, we issue "rate lock" commitments to borrowers and obtain offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, as amended. Accordingly, on December 31, 2006, we recorded an asset of $35,000 and a liability of $35,000, representing the estimated market value of those commitments. On December 31, 2006, we had no other investment related off-balance-sheet derivatives.

Deposit Activities and Other Sources of Funds

General: Deposits, FHLB advances (or other borrowings) and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced by general economic, interest rate and money market conditions and may vary significantly. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer-term basis for general business purposes, including funding loans and investments.

We compete with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances, and we have enjoyed strong deposit growth in recent years. In addition, our electronic banking activities including debit card and automated teller machine (ATM) programs, online Internet banking services and, most recently, customer remote deposit capabilities, are all directed at providing products and services that enhance customer relationships and result in growing deposit balances. Growing deposits is a fundamental element of our core business strategies.


Deposit Accounts: We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns. At December 31, 2006, we had $2.8 billion of deposits, including $1.2 billion of transaction and savings accounts and $1.6 billion in time deposits. For additional information concerning our deposit accounts, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2006 and 2005-Deposit Accounts." See also Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts offered by us, and Table 8, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2006.

Borrowings: While deposits are the primary source of funds for our lending and investment activities and for its general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position. The FHLB-Seattle serves as our primary borrowing source. The FHLB-Seattle provides credit for member financial institutions such as Banner Bank. As a member, Banner Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of that stock and certain of its mortgage loans and securities provided certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2006, we had $177 million of combined borrowings from the FHLB-Seattle at a weighted average rate of 5.01%. At that date, Banner Bank had been authorized by the FHLB-Seattle to borrow up to $587 million under a blanket floating lien security agreement. Banner Bank also has access to additional short-term funds through a $35 million commercial bank credit line. At December 31, 2006, there was no outstanding balance on this commercial banking credit line. For additional information concerning our borrowings from the FHLB-Seattle, see Item 7, "Management's Discussion and Analysis of Financial Condition-Comparison of Financial Condition at December 31, 2006 and 2005-Borrowings," Table 9 contained therein, and Note 12 of the Notes to the Consolidated Financial Statements.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers. At December 31, 2006, we had issued retail repurchase agreements totaling $77 million, with a weighted average interest rate of 3.67%, which were secured by a pledge of certain mortgage-backed securities with a market value of $90 million.

We also borrow funds through the use of secured wholesale repurchase agreements with securities brokers. The broker holds our investment securities while we continue to receive the principal and interest payments from the securities. Our outstanding borrowings at December 31, 2006 under wholesale repurchase agreements totaled $26 million, with a weighted average rate of 5.38%, and were collateralized by mortgage-backed securities with a fair value of $27 million.

In addition to our borrowings, we have also issued $120 million of trust preferred securities (TPS). The TPS were issued in 2002, 2003, 2004, 2005 and 2006 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles. The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition; however, approximately $84 million of the TPS qualify as Tier 1 capital for regulatory capital purposes and the balance of the TPS qualify as Tier II capital. We have invested a significant portion of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank. For additional information about deposits and other sources of funds, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," and Notes 11, 12 and 13 of the Notes to the Consolidated Financial Statements contained in Item 8.

Personnel

As of December 31, 2006, we had 855 full-time and 69 part-time employees. Banner Corporation has no employees except for those who are also employees of Banner Bank and its subsidiaries. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is good.

Taxation

Federal Taxation

General: For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis. We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Reference is made to Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information concerning the income taxes payable by us.

Provisions of the Small Business Job Protection Act of 1996 (the Job Protection Act) significantly altered our tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture. Prior to enactment of the Job Protection Act, savings institutions (Banner Bank was previously chartered as a savings institution) were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method. The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses. While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allowed savings institutions to retain their existing base year bad debt reserves but required that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income over six years. The reserves in excess of the base year (December 31, 1987) had been fully recaptured into taxable income as of December 31, 2003.


The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by us. The amount of our tax bad debt reserves subject to recapture in these circumstances was approximately $5.3 million at December 31, 2006. As a result of the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to such tax. Our B&O tax expense was $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax. Our operations in those states resulted in corporate income taxes of approximately $587,000, $98,000 and $254,000 (net of federal tax benefit) for the years ended December 31, 2006, 2005 and 2004, respectively. For 2005, corporate income taxes for Oregon were reduced approximately $51,000 due to a one-time biannual state credit that is not guaranteed to be repeated. In addition, for 2005 our Oregon and Idaho taxes also decreased as a result of the overall decrease in pre-tax book income due to balance-sheet restructuring transactions. As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

Environmental Regulation

Our business is affected from time to time by federal and state laws and regulations relating to hazardous substances. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect us both as an owner of branches and other properties used in our business and as a lender holding a security interest in property which is found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect our decision whether or not to foreclose on a property. Before foreclosing on commercial real estate, our general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause us to elect not to foreclose on the property, thereby reducing our flexibility in handling the loan.

Competition

We encounter significant competition both in attracting deposits and in originating loans. Our most direct competition for deposits comes from other commercial and savings banks, savings associations and credit unions in its market areas. We also experience competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles. We expect continued strong competition from such financial institutions and investment vehicles in the foreseeable future. Our ability to attract and retain deposits depends on our ability to provide transaction services and investment opportunities that satisfy the requirements of depositors. We compete for deposits by offering a variety of accounts and financial services with competitive rates and terms, at convenient locations and business hours, and delivered with a high level of personal service and expertise.

Competition for loans comes principally from other commercial banks, loan brokers, mortgage banking companies, savings banks and credit unions. The competition for loans is intense as a result of the large number of institutions competing in our market areas. We compete for loans primarily by offering competitive rates and fees and providing timely decisions and excellent service to borrowers.

Regulation

Banner Bank

General: As a state-chartered, federally insured commercial bank, Banner Bank is subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Banner Bank is regularly examined by the FDIC and state banking regulators and files periodic reports concerning its activities and financial condition with its regulators. Banner Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.

Federal and state banking laws and regulations govern all areas of the operation of Banner Bank, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of Banner Corporation and Banner Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

State Regulation and Supervision: As a Washington state-chartered commercial bank with branches in the States of Washington, Oregon and Idaho, Banner Bank is subject to the applicable provisions of Washington, Oregon and Idaho law and regulations. State law and regulations govern Banner Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.


Deposit Insurance: The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of Banner Bank's deposits, the FDIC has examination, supervisory and enforcement authority over Banner Bank.

Banner Bank pays deposit insurance premiums based on a risk-based system established by the FDIC. Under this system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits to range from $1.15 to $1.50 per $100 as determined by the FDIC.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the deposit insurance of Banner Bank.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by Banner Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2006, Banner Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Capital Requirements: Federally insured financial institutions, such as Banner Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may in included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At December 31, 2006, Banner Bank had a Tier 1 leverage capital ratio of 8.80%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At December 31, 2006, Banner Bank had a Tier 1 risk-based capital ratio of 9.58% and a total risk-based capital ratio of 10.73%.

The Washington Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 2006, Banner Bank had a net worth of 8.60% of total assets under this standard.

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


We believe that, under the current regulations, Banner Bank exceeds its minimum capital requirements. However, events beyond the control of Banner Bank, such as weak or depressed economic conditions in areas where Banner Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of Banner Bank to meet is capital requirements. For additional information concerning Banner Bank's capital, see Note 18 of the Notes to the Consolidated Financial Statements.

Standards for Safety and Soundness: The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that Banner Bank fails to meet any of these guidelines, it may require Banner Bank to submit to the FDIC an acceptable plan to achieve compliance with the guideline. We believe that at December 31, 2006, Banner Bank met all of the FDIC guidelines.

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

Federal Reserve System: The Federal Reserve Board requires, under Regulation D, reserves on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, for 2006, a bank was required to establish reserves equal to 3% of the first $48.3 million of transaction accounts, of which the first $8.5 million was exempt, and 10% of the remainder. Currently there is no reserve requirement on nonpersonal time deposits. As of December 31, 2006, Banner Bank met its reserve requirements.

Affiliate Transactions: Banner Corporation and Banner Bank are separate and distinct legal entities. Various legal limitations restrict Banner Bank from lending or otherwise supplying funds to us (an "affiliate"), generally limiting such transactions with the affiliate to 10% of Banner Bank's capital and surplus and limiting all such transactions to 20% of Banner Bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards that are substantially the same or at least as favorable to Banner Bank as those prevailing at the time for transactions with unaffiliated companies.

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

Community Reinvestment Act: Banner Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. Banner Bank received a "satisfactory" rating during its most recent examination.

Dividends: Dividends from Banner Bank constitute the major source of funds for dividends paid by us to our shareholders The amount of dividends payable by Banner Bank to us will depend upon Banner Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.


Privacy Standards: On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

Banner Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require Banner Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require Banner Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Banner Bank is required to provide its customers with the ability to "opt-out" of having Banner Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

Banner Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification: In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act, takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related FDIC regulations impose the following requirements with respect to financial institutions:

*	establishment of anti-money laundering programs;
*	establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time; establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and
*	prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. Banner Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act.

Banner Corporation

General: Banner Corporation, as sole shareholder of Banner Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. We are required to file quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

The Bank Holding Company Act: Under the BHCA, we are supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. We are required to file quarterly and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination. Banner Corporation and any subsidiaries that it may control are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between Banner Bank and affiliates are subject to numerous restrictions. With some exceptions, Banner Corporation, and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner Corporation, or by its affiliates.

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


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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

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

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for Banner Bank, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 2006, Banner Corporation's total risk-based capital was 11.80% of risk-weighted assets and its Tier 1 (core) capital was 9.53% of risk-weighted assets.

Stock Repurchases: A bank holding company, except for certain "well-capitalized" and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.. For information concerning our repurchase activities during the 2006 fiscal year and for the quarter ended December 31, 2006, see Item 5.

Management Personnel

Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2006.

Name	Age	Position with Banner Corporation	Position with Banner Bank

D. Michael Jones	64	President, Chief Executive Officer,	President, Chief Executive Officer,
		Director	Director

Lloyd W. Baker	58	Executive Vice President,	Executive Vice President,
		Chief Financial Officer	Chief Financial Officer


Michael K. Larsen	64	President,
		Mortgage Division

Cynthia D. Purcell	49	Executive Vice President,
		Bank Operations

Richard B. Barton	63	Executive Vice President,
		Chief Credit Officer

Paul E. Folz	52	Executive Vice President,
		Community Banking

John R. Neill	58	Executive Vice President,
		Corporate Lending

Douglas M. Bennett	54	Executive Vice President,
		Real Estate Lending Operations

Tyrone J. Bliss	49	Executive Vice President,
		Risk Management and Compliance Officer

Biographical Information

Set forth below is certain information regarding the executive officers of Banner Corporation and Banner Bank. There are no family relationships among or between the directors or executive officers.

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

Michael K. Larsen joined First Savings Bank of Washington (now Banner Bank) in 1981 and has been Banner Bank's senior real estate lending officer since 1982.

Cynthia D. Purcell was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981, and has served in her current position since 2000.

Richard B. Barton joined Banner Bank in 2002. Mr. Barton's banking career began in 1972 with Seafirst Bank and Bank of America, where he served in a variety of commercial lending and credit risk management positions. In his last positions at Bank of America before joining Banner Bank, he served as the senior real estate risk management executive for the Pacific Northwest and as the credit risk management executive for the west coast home builder divisions.

Paul E. Folz joined Banner Bank in 2002. Mr. Folz, who has 28 years of commercial lending experience, served in his last position before joining Banner Bank as Washington Mutual's Senior Vice President for new market planning and development for the commercial banking division, where he spearheaded the expansion of business banking into new markets. Prior to that position, he served from 1989 as Washington Mutual's Senior Vice President in charge of commercial banking operations in the State of Oregon.

John R. Neill joined Banner Bank in 2002. Mr. Neill, who has over 27 years of commercial banking and community development experience, began his banking career with Seafirst Bank in 1975. From 1995 until he joined Banner Bank, he served as Senior Vice President and Senior Client Manager for Bank of America's central Washington commercial banking division.

Douglas M. Bennett, who joined Banner Bank in 1974, has over 31 years of experience in real estate lending. He has served as a member of Banner Bank's executive management committee since 2004.

Tyrone J. Bliss joined Banner Bank in 2002. Mr. Bliss is a Certified Regulatory Compliance Manager with more than 28 years of commercial banking experience. Prior to joining Banner Bank, his career included senior risk management and compliance positions with Bank of America's Consumer Finance Group, Barnett Banks, Inc., and Florida-based community banks.

Corporate Information

Our principal executive offices are located at 10 South First Avenue, Walla Walla, Washington 99362. Our telephone number is (509) 527-3636. We maintain a website with the address www.bannerbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.


Item 1A - Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

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

Our activities, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on our earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of our assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. The Company's interest rate risk is the primary market risk affecting financial performance.

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

Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income and net market value of equity resulting from those movements under different rate environments. We update and prepare our simulation modeling at least quarterly for review by senior management and the directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net market value of our equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used and, as a result, our interest rate risk management strategies may prove to be inadequate.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market Risk and Asset/Liability Management" for additional information concerning interest rate risk.

Our Loan Portfolio Includes Loans with a Higher Risk of Loss.

We originate construction and land loans, commercial and multifamily mortgage loans, commercial loans, consumer loans, agricultural mortgage loans and agricultural loans as well as residential mortgage loans primarily within our market areas. Generally, the types of loans other than the residential mortgage loans have a higher risk of loss than the residential mortgage loans. We had approximately $2.6 billion outstanding in these types of higher risk loans at December 31, 2006, which is a significant increase since December 31, 2005. These loans have greater credit risk than residential real estate for the following reasons and the reasons discussed under Item 1, "Business-Lending Activities":

*	Construction and Land Loans.This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security. During the years ended December 31, 2006 and 2005, we significantly increased our origination of construction loans.
*	Commercial and Multifamily Mortgage Loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service. Commercial and multifamily mortgage loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.
*	Commercial Business Loans. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans


may fluctuate in value. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
*	Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either us or the borrowers. These factors include weather, commodity prices, and interest rates among others. Collateral securing these loans may be difficult to evaluate, manage or liquidate and may not provide an adequate source of repayment.
*	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

For additional information, see Item I, "Business-Lending" and Item 7, "Management's Discussion of Financial Condition and Results of Operations-Asset Quality."

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

We May Be Unable To Successfully Integrate F&M Bank's and San Juan Financial Holding Company's Operations and Retain Their Employees and Customers.

Our pending acquisitions of F&M Bank and San Juan Financial Holding Company involve the integration of three companies that have previously operated independently. The difficulties of combining the operations of the three companies include: integrating personnel with different business backgrounds; combining different corporate cultures; and retaining key employees. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of customers and key personnel. The integration of the three companies will require the experience and expertise of certain key employees of both F&M Bank and San Juan Financial Holding Company whom we expect to retain. We may not be successful in retaining these employees for the time period necessary to successfully integrate their operations into ours. The diversion of management's attention and any delays or difficulties encountered in connection with the mergers and the integration of the three companies' operations could have an adverse effect on our business and results of operations following the acquisitions.

There Is No Assurance That the Change in the Mix of Our Assets and Liabilities Will Improve Our Operating Results.

In addition to lending and deposit gathering activities, we previously emphasized investments in government agency and mortgage-backed securities, funded with wholesale borrowings. This policy was designed to enhance profitability by allowing asset growth with low overhead expense, although securities generally have lower yields than loans, resulting in a lower interest rate spread and lower interest income. In recent years, we have pursued a strategy to change the mix of our assets and liabilities to have proportionately more loans and fewer securities and more customer deposits, particularly transaction and savings deposits, and fewer borrowings. Our implementation of this strategy has included significant loan and deposit growth and was accelerated by a series of balance-sheet restructuring transactions which we executed in the fourth quarter of 2005. While the objective of this strategy, including the balance-sheet restructuring, is to improve our net interest income and net income in future periods through an enhanced net interest margin, there is no assurance that this strategy will succeed. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," for additional information concerning implementation of this strategy.

If We Are Not Able to Achieve Profitability on New Branches it May Negatively Affect Our Earnings.

We have expanded our presence throughout the market area, and intend to pursue further expansion by opening additional new branches. The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. Largely as a result of this de novo branching strategy, our operating expenses have increased significantly, adversely affecting our operating efficiency. As a result, the efficiency ratio, which is the ratio of non-interest expense to net interest income and other income, is higher than many of our competitor institutions. We expect that it may take a period of time before certain of these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.


Our Wholesale Funding Source May Prove Insufficient To Replace Deposits and Support Our Future Growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which include brokered certificates of deposit, repurchase agreements, federal funds purchased and Federal Home Loan Bank advances. Adverse operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Our Growth May Require Us To Raise Additional Capital In the Future, But That Capital May Not Be Available When It Is Needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support continued growth, both internally and through acquisitions.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our Profitability Depends Significantly on Economic Conditions in the States of Washington, Oregon and Idaho.

Our success depends primarily on the general economic conditions of the States of Washington, Oregon and Idaho and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in 27 counties of Washington, Oregon and Idaho. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Adverse economic conditions unique to these Northwest markets could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations.

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

We Are Subject to Extensive Government Regulation and Supervision.

We are subject to extensive federal and state regulation and supervision, primarily through Banner Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Item 1, "Business-Regulation."


The Level Of Our Commercial Real Estate Loan Portfolio May Subject Us To Additional Regulatory Scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have recently promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with the guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

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

In connection with the enactment of the Sarbanes-Oxley Act of 2002 ("Act") and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

Our home office, which is owned by us, is located in Walla Walla, Washington. Banner Bank has, in total, 62 branch offices located in Washington, Oregon and Idaho. These offices are located in the cities of Walla Walla (4), Kennewick (2), Richland, Pasco, Clarkston, Sunnyside, Yakima (4), Selah, Wenatchee, East Wenatchee, Dayton, Bellingham, Ferndale, Lynden, Blaine, Point Roberts, Burlington, Spokane (2), Vancouver, Woodinville, Bothell, Everett (2), Kirkland, Bellevue, Redmond, Renton, Federal Way, Kent, Edmonds, Lynnwood, Mercer Island and Seattle (2), Washington; Hermiston, Pendleton (2), Umatilla, Boardman, Stanfield, Lake Oswego, Beaverton, Hillsboro and Portland, Oregon; and Lewiston (2), Twin Falls (2) and Boise (2), Idaho. Of these offices, 30 are owned by us and 32 are leased. The leases expire from 2007 through 2022. In addition to these branch offices, we maintain various other leased premises for lending offices, administrative offices and one investment office. There are eleven leased locations for lending offices located in Bellevue, Bellingham, Kennewick, Moses Lake, Oak Harbor, Puyallup, Seattle and Spokane (2), Washington; Boise, Idaho and Lake Oswego, Oregon. We lease seven administrative offices located in Walla Walla, Bellingham, Bothell and Vancouver, Washington, Hermiston, Oregon and Boise, Idaho. Additionally, there is one leased premise in Walla Walla, Washington for an investment office. CFC, located in Lake Oswego, Oregon, leases space to operate its two loan production offices in Lake Oswego, Oregon


and Vancouver, Washington. These leases expire from 2007 through 2022. Our net investment in our offices, premises, equipment, software and leaseholds was $58.0 million at December 31, 2006.

Item 3 - Legal Proceedings

In the normal course of business, we have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which we hold a security interest. We are not a party to any pending legal proceedings that they believe would have a material adverse effect on our financial condition or operations.

There have not been any Internal Revenue Service audits of our federal income tax returns during the past five years. We have not been required to pay any IRS penalties for failing to make disclosures with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4 - Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Our common stock is traded on the Nasdaq Global Select Market under the symbol "BANR" and newspaper stock tables list us as "Banner Corp." Stockholders of record at December 31, 2006 totaled 926 based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms. The following tables show the reported high and low closing sale prices of our common stock for the years ended December 31, 2006, 2005 and 2004.

Year Ended December 31, 2006	High	Low	Cash Dividend Declared
First quarter	$35.16	$31.05	$0.18
Second quarter	39.62	33.50	0.18
Third quarter	41.80	37.59	0.18
Fourth quarter	46.63	39.58	0.19

Year Ended December 31, 2005
	High	Low	Cash Dividend Declared
First quarter	$30.44	$26.58	$0.17
Second quarter	28.39	24.86	0.17
Third quarter	30.99	26.15	0.17
Fourth quarter	32.63	26.09	0.18

Year Ended December 31, 2004
	High	Low	Cash Dividend Declared
First quarter	$29.29	$24.80	$0.16
Second quarter	30.89	25.60	0.16
Third quarter	31.16	26.08	0.16
Fourth quarter	34.25	27.73	0.17

Dividends

Dividend payments by us depend primarily on dividends we receive from Banner Bank. Under federal regulations, the dollar amount of dividends Banner Bank may pay depends upon its capital position and recent net income. Generally, if Banner Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. However, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion. Under Washington law, we are prohibited from paying a dividend if, as a result of its payment, we would be unable to pay its debts as they become due in the normal course of business, or if our total liabilities would exceed our total assets.

Payments of the distributions on our trust preferred securities from the special purpose subsidiary trusts we sponsored are fully and unconditionally guaranteed by us. The junior subordinated debentures that we have issued to our subsidiary trusts are senior to our shares of common stock. As a result, we must make required payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the interest and principal obligations under the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We may defer the payment of interest on each of the junior subordinated debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and we may not pay cash dividends to the holders of shares of our common stock.


Issuer Purchases of Equity Securities

The following table sets forth information for the three months ended December 31, 2006 with respect to repurchases of our outstanding common shares:

Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
Beginning	Ending
October 1, 2006	October 31, 2006	--	--	--
November 1, 2006	November 30, 2006	2,000	45.995	--
December 1, 2006	December 31, 2006	220	43.390	--
Total		2,200	$45.737	--	100,000	(2)

(1) Shares indicated as purchased during the periods presented were acquired at current market values as consideration for the exercise of certain fully vested options.

(2) On July 26, 2006, our Board of Directors authorized the repurchase of up to 100,000 shares of our outstanding common stock over the next twelve months. As of December 31, 2006, no shares had been repurchased under this program.

Equity Compensation Plan Information

The equity compensation plan information presented under Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on the Common Stock with the cumulative total return on the Nasdaq (U.S. Stock) Index, a peer group of the SNL $1 Billion to $5 Billion Asset Bank Index and a peer group of the SNL Nasdaq Bank Index. Total return assumes the reinvestment of all dividends.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Banner Corporation	100.00	114.06	157.81	200.02	205.08	296.84
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62

*Assumes $100 invested in the Common Stock at the closing price per share and each index on December 31, 2001 and that all dividends were reinvested. Information for the graph was provided by SNL Financial L. C. © 2007.


Item 6 - Selected Consolidated Financial and Other Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2006, 2005, 2004, 2003, and 2002 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statement and Supplementary Data."

FINANCIAL CONDITION DATA:
	At December 31
(Dollars in thousands)	2006	2005	2004	2003	2002

Total assets	$3,495,566	$3,040,555	$2,897,067	$2,635,313	$2,263,172
Loans receivable, net	2,930,455	2,408,833	2,063,238	1,700,865	1,546,927
Cash and securities (1)	347,410	427,681	649,516	779,472	567,385
Deposits	2,794,592	2,323,313	1,925,909	1,670,940	1,497,778
Borrowings	404,330	459,821	723,842	738,699	546,945
Stockholders' equity	250,227	221,665	215,220	202,800	190,377
Shares outstanding excluding unearned, restricted shares held in ESOP	12,074	11,782	11,482	11,039	10,791

OPERATING DATA:
	For the Years Ended December 31
(In thousands)	2006	2005	2004	2003	2002

Interest income	$243,019	$190,160	$156,230	$140,441	$144,276
Interest expense	116,114	81,377	59,915	59,848	65,969
Net interest income	126,905	108,783	96,315	80,593	78,307
Provision for loan losses	5,500	4,903	5,644	7,300	21,000
Net interest income after provision for loan losses	121,405	103,880	90,671	73,293	57,307

Mortgage banking operations	5,824	5,647	5,522	9,447	6,695
Gain (loss) on sale of securities	65	(7,302)	141	63	27
Other operating income	14,686	12,199	11,305	10,071	9,155
Insurance recovery, net proceeds	(5,350)	--	--	--	--
FHLB prepayment penalties	--	6,077	--	--	--
Other operating expenses	99,731	91,471	79,714	69,876	60,445

Income before provision for income taxes	47,599	16,876	27,925	22,998	12,739
Provision for income taxes	15,436	4,432	8,585	6,891	3,479

Net income	$32,163	$12,444	$19,340	$16,107	$9,260

PER SHARE DATA:
	At or for the Years Ended December 31
	2006	2005	2004	2003	2002

Net income:
Basic	$2.70	$1.08	$1.74	$1.49	$0.85
Diluted	2.63	1.04	1.65	1.44	0.82
Stockholders' equity (2)	20.72	18.81	18.74	18.37	17.64
Cash dividends	0.73	0.69	0.65	0.61	0.60
Dividend payout ratio (basic)	27.04%	63.89%	37.36%	40.94%	70.59%
Dividend payout ratio (diluted)	27.76%	66.35%	39.39%	42.36%	73.17%

(footnotes follow tables)


KEY FINANCIAL RATIOS:

	At or For the Years Ended December 31
	2006	2005	2004	2003	2002

Performance Ratios:
Return on average assets (3)	0.97%	0.41%	0.70%	0.66%	0.43%
Return on average equity (4)	13.54	5.62	9.22	8.21	4.71
Average equity to average assets	7.20	7.26	7.62	8.03	9.13
Interest rate spread (5)	3.97	3.72	3.65	3.47	3.80
Net interest margin (6)	4.08	3.79	3.71	3.53	3.91
Non-interest income to average assets	0.62	0.35	0.62	0.80	0.74
Non-interest expense to average assets	2.86	3.20	2.90	2.86	2.81
Efficiency ratio (7)	64.00	81.75	70.37	69.75	64.18
Average interest-earning assets to interest- bearing liabilities	102.81	102.66	102.92	102.31	103.14

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.20	1.27	1.41	1.51	1.69
Net charge-offs as a percent of average outstanding loans during the period	0.03	0.16	0.11	0.47	0.78
Non-performing assets as a percent of total assets	0.43	0.36	1.20	1.20	1.86
Ratio of allowance for loan losses to non-performing loans (8)	2.53	2.96	1.86	0.92	0.74

Consolidated Capital Ratios:
Total capital to risk-weighted assets	11.80	12.29	12.24	12.77	12.96
Tier 1 capital to risk-weighted assets	9.53	10.17	10.94	11.48	11.66
Tier 1 leverage capital to average assets	8.76	8.59	8.93	8.73	8.77

(1)	Includes securities available for sale and held to maturity.
(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(3)	Net income divided by average assets
(4)	Net income divided by average equity
(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.
(7)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiary, Banner Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and its 62 branch offices and 12 loan production offices located in 27 counties in Washington, Oregon and Idaho. We are subject to regulation by the Board of Governors of the Federal Reserve System, and Banner Bank is subject to regulation by the State of Washington Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation. As of December 31, 2006 we had total consolidated assets of $3.5 billion, total deposits of $2.8 billion and total stockholders' equity of $250 million.

Over the past three years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest: the Puget Sound region of Washington; and the greater Boise, Idaho; Portland, Oregon; and Spokane, Washington markets. From March 2004 through December 2006, we have opened 16 new branch offices, relocated five additional branch offices and significantly refurbished our main office in Walla Walla. This expansion has continued with the opening of four new branches so far in 2007; one in Boise, Idaho and one each in Portland, La Grande and Baker City, Oregon. This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds. We are committed to continuing this branch expansion strategy for the next two to three years and have plans and projects in process for six additional new offices expected to open in the next 12 months and are exploring other opportunities. In addition to organic branch expansion, we recently signed definitive merger agreements for the acquisition of F&M Bank, a 13 branch commercial bank in the Spokane, Washington market and with San Juan Financial Holding Company, the parent company of Islanders Bank, a three branch commercial bank in the north Puget Sound region. Both acquisitions increase our presence within desirable marketplaces and allow us to better serve existing and future customers.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, our net interest income before provision for loan losses increased $18.1 million for the year ended December 31, 2006, compared to the prior year, primarily as a result of strong growth in interest-earning assets and interest-bearing liabilities and changes in the mix of both interest-earning assets and interest-bearing liabilities, including the effects of certain balance-sheet restructuring transactions completed in the quarter ended December 31, 2005.

Our net income also is affected by provisions for loan losses and the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions. In 2006 our net income was increased by a $3.4 million net after-tax insurance recovery which significantly reduced other operating expenses, as explained below. In 2005, our net income was also materially affected by certain balance-sheet restructuring transactions which were executed late in the fourth quarter and designed to reposition portions of our balance sheet in order to improve our net interest income, net interest margin and net income in future periods. The total cost of the restructuring transactions resulted in an $8.6 million net after-tax charge to net income.

The provision for loan losses was $5.5 million for the year ended December 31, 2006, an increase of $600,000 compared to the prior year. The provision in the current year reflects significantly lower net charge-offs balanced against modestly higher levels of non-performing loans, growth in the size of the loan portfolio and continuing changes in the loan mix.

Other operating income increased by $10.0 million to $20.6 million for the year ended December 31, 2006, from $10.5 million for the prior year. Much of the increase is a result of the $7.3 million loss on the sale of securities in relation to the balance-sheet restructuring transaction in December of 2005. The remaining increase is primarily a result of increased deposit fees and other service charges.

Other operating expenses decreased $3.2 million to $94.4 million for the year ended December 31, 2006, from $97.5 million for 2005. However, this decrease reflects the effects of both the $5.4 million net proceeds from the insurance recovery in 2006 and the $6.1 million of prepayment penalties associated with the balance-sheet restructuring in 2005. Excluding the insurance recovery and the prepayment penalties, recurring other operating expenses would have increased to $99.7 million from $91.5 million in 2005, a 9% increase that is largely reflective of our continued growth.

Net income increased by $19.7 million to $32.2 million for the year ended December 31, 2006; however, earnings from recurring operations (see following paragraph), exclusive of the insurance recovery and balance-sheet restructuring transactions noted above, increased by $7.7 million to $28.7 million, compared to $21.0 million for the year ended December 31, 2005. The increase in earnings from recurring operations reflects growth in our operations, including customer deposits and earning assets, an improving mix of assets and liabilities and lower credit costs when compared to prior periods.

Earnings from recurring operations and other earnings information excluding the restructuring charges represent non-GAAP (Generally Accepted Accounting Principles) financial measures. Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide more useful and comparative information to assess trends in our core operations reflected in the current year results. Where applicable, we have also presented comparable earnings information using GAAP financial measures.


Management's discussion and analysis of results of operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Adoption and Pending Adoption of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). We adopted SFAS No. 123(R) on January 1, 2006 using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to us, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered over periods after the adoption of SFAS No. 123(R). The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Additional stock-based compensation expense, related to options, included in our consolidated statement of income for the year ended December 31, 2006 was approximately $553,000 ($512,000, net of tax, or $0.04 per diluted share). For additional information, see Notes 1, 2 and 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective for us on January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. FIN 48 is effective for us on January 1, 2007. We are currently evaluating the impact of the adoption of FIN 48 on our financial condition and results of operations; however, it is not expected to have a material effect.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards. No additional fair value measurements are required under this Statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to apply the disclosure provisions of SFAS No. 157 to all fair value measurements.


Comparison of Financial Condition at December 31, 2006 and 2005

General: Total assets increased $455 million, or 15%, from $3.041 billion at December 31, 2005, to $3.496 billion at December 31, 2006. The increase largely resulted from growth in our loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $522 million, or 22%, from $2.409 billion at December 31, 2005, to $2.931 billion at December 31, 2006. Reflecting continued strong demand for and sales of new homes in many of our markets, by far the most significant growth occurred in construction and land loans. Loans to finance the construction of one- to four-family residential real estate increased by $222 million, or 64%, and land and development loans increased by $174 million, or 76%, since December 31, 2005. In addition, loans for the construction of commercial real estate increased by $46 million, or 89%. Loan growth also included increases in loans to finance existing commercial real estate, which increased by $41 million, or 7%, in consumer loans, which increased by $26 million, or 28%, in commercial loans, which increased by $26 million, or 6%, and in agricultural loans, which increased by $16 million, or 11%. Loans to finance existing one- to four-family residential properties decreased by $4 million, or 1%, compared to December 31, 2005, as we completed the sale of approximately $79 million of loans previously included in the loans held for portfolio portion of our balance sheet. This sale, which was in addition to our normal mortgage banking activity, was designed to modestly improve our liquidity position and adjust our interest rate risk profile. Additional details of this sale are included below in the Other Operating Income section of this discussion.

Securities available for sale and held to maturity decreased $37 million, or 12%, from $311 million at December 31, 2005, to $274 million at December 31, 2006, primarily as a result of scheduled principal reductions and prepayments on mortgage-backed securities. Property and equipment increased by $7 million to $58 million at December 31, 2006, from $50 million at December 31, 2005. The increase included additional site, construction and equipment costs associated with new facilities recently opened or in progress as part of our continuing branch expansion strategy.

Deposits grew $471 million, or 20%, from $2.323 billion at December 31, 2005, to $2.795 billion at December 31, 2006. Non-interest-bearing deposits increased $4 million, or 1%, to $332 million, while interest-bearing deposits increased $468 million, or 23%, to $2.462 billion from the prior year. It is our belief that the modest increase in non-interest-bearing deposit balances, despite a significant increase in the number of accounts, in part reflects changes in customer behavior in response to the increasing interest rate environment during this period. In particular, as interest rates on new certificates of deposits have increased, certain customers have moved balances from both non-interest-bearing and interest-bearing transaction and savings accounts into higher yielding certificate accounts. In addition, certain customers are more effectively utilizing our sweep account products to increase investments retail repurchase agreements or to pay down loan balances. Nonetheless, the aggregate total of transaction and savings accounts, including money market accounts, increased by $117 million to $1.238 billion, reflecting our focused efforts to grow these important core deposits. Increasing core deposits is a key element of our expansion strategy including the recent and planned addition and renovation of branch locations, as explained in more detail below. FHLB advances decreased $88 million from $265 million at December 31, 2005, to $177 million at December 31, 2006, while other borrowings increased $6 million to $103 million at December 31, 2006. The increase in other borrowings reflects an increase of $25 million in retail repurchase agreements that are primarily related to customer cash management accounts, as well as an increase of $8 million of repurchase agreement borrowings from securities dealers, which were partially offset by repayment of a $26 million short-term federal funds purchased position that had been established on December 31, 2005

Investments:At December 31, 2006, our consolidated investment portfolio totaled $274 million and consisted principally of U.S. Government agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and Freddie Mac stock. From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in our loan origination, deposit and other activities. During the year ended December 31, 2006, investment securities decreased by $37 million as we redeployed cash flow from securities to fund loan growth and pay down borrowings. Holdings of mortgage-backed securities decreased $29 million and U.S. Treasury and agency obligations increased $2 million. Ownership of corporate and other securities decreased $6 million, while municipal bonds decreased $4 million.

Mortgage-Backed Obligations: At December 31, 2006, our mortgage-backed and mortgage-related securities totaled $150 million, or 55% of the consolidated investment portfolio. Included within this amount were collateralized mortgage obligations (CMOs) with a net carrying value of $70 million. The estimated fair value of the mortgage-backed and mortgage-related securities at December 31, 2006 was $150 million, which is $5 million less than the amortized cost of $155 million. At December 31, 2006, our portfolio of mortgage-backed and mortgage-related securities had a weighted average coupon rate of 4.79%. At that date, 71% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 29% pay at an adjustable-interest rate. The estimated weighted average remaining life of the portfolio was 3.9 years.

Municipal Bonds: Our tax-exempt municipal bond portfolio at December 31, 2006 totaled $43 million at estimated fair value ($43 million at amortized cost), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, our primary service area. We also had taxable bonds in our municipal bond portfolio, which at December 31, 2006 totaled $5 million at estimated fair value ($5 million at amortized cost). At December 31, 2006, general obligation bonds and revenue bonds had total estimated fair values of $34 million and $14 million, respectively. Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. At December 31, 2006, our municipal bond portfolio had a weighted average maturity of approximately 11.2 years, an average coupon rate of 4.69% and an average taxable equivalent yield of 6.08%. The largest principal balance of any security in the municipal portfolio was a general obligation bond issued by the Public Hospital District No. 1, Columbia and Walla Walla Counties, Washington, with an amortized cost of $5.5 million and a fair value of $5.5 million.

Corporate Bonds: Our corporate bond portfolio, which totaled $46 million at fair value ($46 million at amortized cost) at December 31, 2006, was comprised principally of intermediate-term fixed-rate securities issued by a finance company and long-term fixed- and adjustable-rate capital securities issued by financial institutions. At December 31, 2006, the portfolio had a weighted average maturity of 23.3 years and a weighted average coupon rate of 7.29%.


U.S. Government and Agency Obligations: Our portfolio of U.S. Government and agency obligations had a fair value of $27 million ($28 million at amortized cost) at December 31, 2006, a weighted average maturity of 3.7 years and a weighted average coupon rate of 4.56%. Most of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.


The following tables set forth certain information regarding carrying values and percentage of total carrying values of our consolidated portfolio of securities classified as available for sale, carried at estimated fair market value, and held to maturity, carried at amortized cost (dollars in thousands):

Table 1: Securities Available for Sale
	At December 31
	2006		2005		2004		2003
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Government Treasury and agency obligations	$27,295	12.1%	$24,921	9.6%	$139,872	25.6%	$161,341	23.9%
Municipal bonds:
Taxable	4,555	2.0	5,334	2.0	5,565	1.0	5,132	0.8
Tax exempt	3,044	1.4	3,323	1.3	4,526	0.8	20,588	3.0
Corporate bonds	37,382	16.5	44,115	17.0	61,993	11.3	69,511	10.3
Mortgage-backed or related securities:
Mortgage-backed securities
GNMA	--	--	--	--	8,078	1.5	14,086	2.1
FHLMC	37,412	16.5	43,613	16.8	63,532	11.6	63,783	9.4
FNMA	42,943	19.0	50,054	19.2	88,967	16.2	82,784	12.3
Other	--	--	--	--	7,911	1.4	7,968	1.2
Total mortgage-backed securities	80,355	35.5	93,667	36.0	168,488	30.7	168,621	25.0

Mortgage-related securities
CMOs-agency backed	43,998	19.5	54,936	21.0	111,601	20.4	147,441	21.8
CMOs-non-agency	25,814	11.4	30,303	11.6	51,853	9.5	98,564	14.6
Total mortgage-related securities	69,812	30.9	85,239	32.6	163,454	29.9	246,005	36.4
Total	150,167	66.4	178,906	68.6	331,942	60.6	414,626	61.4

Equity securities	3,710	1.6	3,685	1.5	3,937	0.7	3,744	0.6

Total securities available for sale	$226,153	100.0%	$260,284	100.0%	$547,835	100.0%	$674,942	100.0%

Table 2: Securities Held to Maturity
Municipal bonds:
Taxable	$99	0.2%	$1,611	3.2%	$1,647	3.3%	$104	0.4%
Tax exempt	39,773	83.1	41,521	81.5	40,276	80.7	17,890	65.7
Corporate bonds	8,000	16.7	7,750	15.2	7,750	15.5	7,000	25.7
Mortgage-backed securities:
FHLMC certificates	--	--	--	--	--	--	216	0.8
FNMA certificates	--	--	67	0.1	241	0.5	319	1.2
Total mortgage-backed securities	--	--	67	0.1	241	0.5	535	2.0

Asset-backed securities	--	--	--	--	--	--	--	--
Common capital securities issued by unconsolidated financing subsidiary of the Company	--	--	--	--	--	--	1,703	6.2
Total	$47,872	100.0%	$50,949	100.0%	$49,914	100.0%	$27,232	100.0%
Estimated market value	$49,008		$52,398		$51,437		$28,402


The following table shows the maturity or period to repricing of our consolidated portfolio of securities available for sale (dollars in thousands):

Table 3: Securities-Available for Sale-Maturity/Repricing and Rates

Available for Sale at December 31, 2006

One Year or Less			Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
Carrying Value		Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
U.S. Government Treasury and agency obligations:
Fixed-rate	$2,568	5.42%	$7,633	4.50%	$5,391	3.69%	$--	--%	$--	--%	$15,592	4.37%
Adjustable-rate	9,761	4.25	--	--	1,942	3.21	--	--	--	--	11,703	4.08
	12,329	4.49	7,633	4.50	7,333	3.56	--	--	--	--	27,295	4.25

Municipal bonds:
Taxable	3,308	3.70	1,247	7.06	--	--	--	--	--	--	4,555	4.62
Tax exempt	1,320	2.20	1,654	4.99	70	5.70	--	--	--	--	3,044	3.80
	4,628	3.27	2,901	5.88	70	5.70	--	--	--	--	7,599	4.29
Corporate bonds:
Fixed-rate	--	--	2,949	4.08	--	--	--	--	3,131	7.31	6,080	5.74
Adjustable-rate	21,386	7.26	9,916	5.43	--	--	--	--	--	--	31,302	6.68
	21,386	7.26	12,865	5.12	--	--	--	--	3,131	7.31	37,382	6.52

Mortgage-backed obligations:
Fixed-rate	--	--	--	--	--	--	36,230	4.64	39,324	4.96	75,554	4.81
Adjustable-rate	--	--	--	--	4,801	5.59	--	--	--	--	4,801	5.59
	--	--	--	--	4,801	5.59	36,230	4.64	39,324	4.96	80,355	4.85
Mortgage-related obligations:
Fixed-rate	--	--	--	--	--	--	34,692	4.62	32,917	4.82	67,609	4.72
Adjustable-rate	2,203	4.74	--	--	--	--	--	--	--	--	2,203	4.74
	2,203	4.74	--	--	--	--	34,692	4.62	32,917	4.82	69,812	4.72
Total mortgage-backed or related obligations	2,203	4.74	--	--	4,801	5.59	70,922	4.63	75,372	4.90	150,167	4.79

Equity securities	3,710	--	--	--	--	--	--	--	--	--	3,710	--

Total securities available for sale - carrying value	$44,256	5.34	$23,399	5.01	$12,204	4.37	$70,922	4.63	$75,372	5.00	$226,153	4.92

Total securities available for sale - amortized cost	$42,944		$23,711		$12,546		$73,050		$77,938		$230,189

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.


The following table shows the maturity or period to repricing of our consolidated portfolio of securities held to maturity (dollars in thousands):

Table 4: Securities-Held to Maturity--Maturity/Repricing and Rates
	Held to Maturity at December 31, 2006

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
Municipal bonds:
Taxable	$--	--%	$--	--%	$--	--%	$--	--%	$99	5.08%	$99	5.08%
Tax exempt	--	--	4,055	4.15	11,235	4.35	15,830	4.30	8,653	5.35	39,773	4.52
	--	--	4,055	4.15	11,235	4.35	15,830	4.30	8,752	5.35	39,872	4.53
Corporate bonds:
Fixed-rate	--		--	--	1,000	2.75	--	--	7,000	10.36	8,000	9.41

Total securities held to maturity-carrying value	$--	--	$4,055	4.15	$12,235	4.22	$15,830	4.30	$15,752	7.57	$47,872	5.34

Total securities held to maturity-estimated market value	$--		$4,081		$12,259		$15,977		$16,691		$49,008

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.


Loans/Lending: Our net loan portfolio increased $522 million, or 22%, during the year ended December 31, 2006, compared to an increase of $346 million, or 17%, during the year ended December 31, 2005 and an increase of $362 million in the year ended December 31, 2004. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve. During the past three years, the low level of market interest rates and increasing real estate values led to very strong demand for new real estate loans, including construction loans; however, the low rates also resulted in relatively high levels of prepayments on existing loans. For the years ended December 31, 2006, 2005 and 2004, we originated, net of repayments, $921 million, $720 million and $696 million of loans, respectively.

In recent years, we generally have sold most of its newly originated one- to four-family residential mortgage loans to secondary market purchasers. Proceeds from sales of loans for the years ended December 31, 2006, 2005 and 2004 totaled $442 million, $397 million and $338 million, respectively. We sell loans on both a servicing-retained and a servicing-released basis. See "Loan Servicing Portfolio" below. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Loans held for sale increased slightly to $5.1 million at December 31, 2006, compared to $4.8 million at December 31, 2005.

At various times, we also purchase whole loans and participation interests in loans. During the years ended December 31, 2006, 2005 and 2004, we purchased $45 million, $23 million and $18 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending: At December 31, 2006, $362 million, or 12.2% of our loan portfolio, consisted of permanent loans on one- to four-family residences. We are active originators of one- to four-family residential loans in communities where they have established offices in Washington, Oregon and Idaho. Despite the adverse effect of rising home prices, continued in-migration and strong employment gains in the Northwest and the still relatively low mortgage interest rate environment in 2006 kept demand for residential loans stable, permitting us to originate a combined total of $504 million of one- to four-family residential loans for the year. However, the loan sales noted above, coupled with principal repayments, more than offset this significant origination activity for the year, leading to a slight $4 million decrease in the balance of loans on one- to four-family residences compared to the prior year.

Construction and Land Lending: A significant proportion of our loan portfolio consists of residential construction loans to professional home builders and, to a lesser extent, land loans and construction loans for commercial and multifamily real estate. In 2006, strong housing markets and low mortgage rates provided continued favorable conditions for construction and development lending. In response to these favorable market conditions, we significantly increased originations and balances of construction and land loans during the year. At December 31, 2006, construction and land loans totaled $1.111 billion (including $403 million of land or land development loans and $138 million of commercial and multifamily real estate construction loans), or 37.4% of total loans, compared to $692 million, or 28.4%, at December 31, 2005. Construction and land development loan originations totaled $1.294 billion for the year ended December 31, 2006, compared to $1.078 billion for the year ended December 31, 2005.

Commercial and Multifamily Real Estate Lending: We also originate loans secured by multifamily and commercial real estate. Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations. We experienced reasonable demand for both multifamily and commercial real estate loans in 2006; however, growth in these loan types was somewhat limited as certain competitors were willing to offer longer-term fixed-rate loans at interest rate levels that were lower than our investment objectives. Combined growth for these loan types was $43 million for the year and, at December 31, 2006, our loan portfolio included $147 million in multifamily and $596 million in commercial real estate loans. Multifamily and commercial real estate loans comprised 25.1% of total loans at December 31, 2006, compared to 28.7% a year earlier.

Commercial Lending: We are active in small- to medium-sized business lending. While strengthening our commitment to small business lending, in recent years we have added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. We have leveraged the past success of these officers with responsive local decision making authority to continue to expand this market niche. In addition to providing earning assets, this type of lending has helped increase the deposit base. Expanding commercial lending and related commercial banking services has been an area of significant focus and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations. Reflecting this effort, for the year ended December 31, 2006, commercial loans increased by 6%. At December 31, 2006, commercial loans totaled $468 million, or 15.8% of total loans, compared to $442 million, or 18.1%, at December 31, 2005. Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

Agricultural Lending: Agriculture is a major industry in many Washington, Oregon and Idaho locations in our service area. While agricultural loans are not a large part of its portfolio, we intend to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. At December 31, 2006, agricultural loans totaled $164 million, or 5.5% of the loan portfolio, compared to $148 million, or 6.0%, at December 31, 2005.

Consumer and Other Lending: We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts and, although the balances are not currently significant, we have recently reintroduced credit card lending to our consumer loan products. While consumer lending has traditionally been a small part of our business with loans made primarily to accommodate our existing customer base, it has received renewed emphasis in 2005 and 2006. This increased effort allowed non-real estate-related consumer loans to increase modestly despite continuing high levels of prepayments in the current low interest rate environment. At December 31, 2006, we had $51 million, or 1.7% of our loans receivable, in outstanding non-real-estate-secured consumer loans, compared to $43 million, or 1.8%, at December 31, 2005. More importantly, consumer loans secured by one- to four-family real estate, including home equity lines of credit, increased by $18 million to $67


million, or 2.3% of total loans, at December 31, 2006, compared to $49 million, or 2.0%, at December 31, 2005. While consumer loans remain a relatively small portion of the loan portfolio, aggregate growth was 28% in 2006 and we anticipate increased consumer loan activity in future periods as our branch network and retail customer base continue to grow.

Loan Servicing Portfolio: At December 31, 2006, we were servicing $361 million of loans for others, compared to $239 million at December 31, 2005. During the year ended December 31, 2006, we executed a larger portion of our loan sales on a servicing retained basis, leading to this significant growth in the servicing portfolio, as well as the increase in mortgage servicing right noted below. The loan servicing portfolio at December 31, 2006 included $197 million of Freddie Mac mortgage loans, $22 million of Fannie Mae mortgage loans and $142 million of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington and Oregon. For the year ended December 31, 2006, $1.3 million of loan servicing fees, net of $518,000 of servicing rights amortization, was recognized in operations. For the prior year, net loan servicing fees were $1.5 million. The decreased servicing income for the current year primarily reflects a significant decrease in early prepayment fee income on certain commercial real estate loans.

Mortgage Servicing Rights: We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2006, 2005 and 2004, we capitalized $1.6 million, $502,000 and $78,000, respectively, of MSRs relating to loans sold with servicing retained. Amortization of MSRs for the years ended December 31, 2006, 2005 and 2004, was $518,000, $507,000 and $489,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2006 and 2005, MSRs were carried at a value, net of amortization, of $2.7 and $1.6 million, respectively.


The following table sets forth the composition of our loan portfolio (including loans held for sale) by type of loan as of the dates indicated (dollars in thousands):

Table 5: Loan Portfolio Analysis

	December 31
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans :
Commercial real estate	$596,488	20.1%	$555,889	22.8%	$547,574	26.2%	$455,964	26.4%	$379,099	24.1%
Multifamily real estate	147,311	5.0	144,512	5.9	107,745	5.1	89,072	5.2	72,333	4.6
Construction and land	1,111,298	37.4	691,652	28.4	506,137	24.2	398,954	23.1	339,516	21.6
Commercial business	467,745	15.8	442,232	18.1	395,249	18.9	321,671	18.6	285,231	18.1
Agricultural business, including secured by farmland	163,518	5.5	147,562	6.0	148,343	7.1	118,903	6.9	102,626	6.5
One- to four-family real estate	361,625	12.2	365,903	15.0	307,986	14.7	275,197	15.9	329,314	20.9

Consumer	50,826	1.7	42,573	1.8	36,556	1.8	35,887	2.1	39,152	2.5
Consumer secured by one- to four- family real estate	67,179	2.3	49,408	2.0	43,258	2.0	31,277	1.8	26,195	1.7
Total Consumer	118,005	4.0	91,981	3.8	79,814	3.8	67,164	3.9	65,347	4.2
Total loans	2,965,990	100.0%	2,439,731	100.0%	2,092,848	100.0%	1,726,925	100.0%	1,573,466	100.0%
Less allowance for loan losses	(35,535)		(30,898)		(29,610)		(26,060)		(26,539)
Total net loans at end of period:	$2,930,455		$2,408,833		$2,063,238		$1,700,865		$1,546,927


The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 6: Loan Maturity
	Maturing Within One Year	Maturing After 1 to 3 Years	Maturing After 3 to 5 Years	Maturing After 5 to 10 Years	Maturing After 10 Years	Total
Loans:
Commercial real estate	$28,233	$65,619	$49,842	$408,919	$43,875	$596,488
Multifamily real estate	11,569	13,327	11,741	67,514	43,160	147,311
Construction and land	504,206	214,705	17,840	5,051	369,496	1,111,298
Commercial business	258,651	69,750	86,666	44,987	7,691	467,745
Agricultural business, including secured by farmland	98,266	22,287	17,441	21,883	3,641	163,518
One- to four-family real estate	52,658	5,292	3,032	8,102	292,541	361,625

Consumer	14,609	5,987	7,688	5,919	16,623	50,826
Consumer secured by one- to four-family real estate	1,728	1,548	2,621	2,605	58,677	67,179
Total consumer	16,337	7,535	10,309	8,524	75,300	118,005

Total loans	$969,920	$398,515	$196,871	$564,980	$835,704	$2,965,990

Contractual maturities of loans do not necessarily reflect the actual life of such assets. The average life of loans typically is substantially less than their contractual maturities because of principal repayments and prepayments. In addition, due-on-sale clauses on certain mortgage loans generally give us the right to declare loans immediately due and payable in the event that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

The following table sets forth the dollar amount of all loans due after December 31, 2006 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6(a): Loans Maturing after One Year
	Fixed Rates	Floating or Adjustable Rates	Total
Loans:
Commercial real estate	$152,962	$415,293	$568,255
Multifamily real estate	41,102	94,640	135,742
Construction and land	28,802	578,290	607,092
Commercial business	115,065	94,029	209,094
Agricultural business, including secured by farmland	18,892	46,360	65,252
One- to four-family real estate	258,091	50,876	308,967

Consumer	34,149	2,068	36,217
Consumer secured by one- to four -family real estate	10,397	55,054	65,451
Total consumer	44,546	57,122	101,668

Total	$659,460	$1,336,610	$1,996,070


Deposit Accounts: Deposits generally are attracted from within our primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. At December 31, 2006, we had $2.795 billion of deposits, including $1.238 billion of transaction and savings accounts and $1.556 billion in time deposits, of which $1.352 billion had remaining maturities of one year or less. Total deposits increased by $471 million, or 20%, for the year ended December 31, 2006. As illustrated in the following table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have transaction accounts and in 2006 certificates of deposit increased 29%. By contrast, non-interest-bearing transaction accounts only increased by 1%, or $4 million, over the same time period. However, also as reflected in the table, we added significantly to total transaction accounts (demand, NOW, savings and money market accounts) since 2004. Total transaction accounts increased by $117 million or 10% for the year ended December 31, 2006. In addition, we offer a money market certificate of deposit which has limited withdrawal features but functions much like a savings account and competes effectively with our competitors' money market accounts. At December 31, 2006, we had $179 million in three-month maturity money market certificates of deposit, compared to $152 million at December 31, 2005. Further, although not included in deposit balances, in 2006 we had an increase of $25 million in retail repurchase agreements, which are customer funds that are primarily associated with sweep account arrangements tied to transaction accounts. While increased use of these cash management services has the effect of reducing transaction account balances, it contributes to increased deposit fee revenues. Deposit balances at December 31, 2006 also included $257 million of public funds owned by various counties, municipalities and other public entities (public funds) in Washington, Oregon and Idaho, compared to $171 million at December 31, 2005. Growing deposits in general and transaction accounts in particular is a core element of our business plan and is a primary focus of our recent and ongoing branch expansion, relocation and renovation activities as well as the increased advertising and marketing campaigns. Our strong deposit growth performance over the past two years reflects the success of these efforts.


The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated (dollars in thousands):

Table 7: Deposits
	At December 31
	2006			2005			2004
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total

Demand and NOW checking	$660,208	23.6%	$37,973	$622,235	26.8%	$149,650	$472,584	24.5%
Regular savings accounts	364,957	13.1	211,739	153,218	6.6	(2,713)	155,931	8.1
Money market accounts	212,953	7.6	(132,804)	345,757	14.9	103,539	242,218	12.6
Certificates which mature:
Within 1 year	1,351,922	48.4	452,305	899,617	38.7	235,242	664,375	34.5
After 1 year, but within 2 years	109,890	3.9	(83,990)	193,880	8.3	(279)	194,160	10.1
After 2 years, but within 5 years	82,116	2.9	(13,325)	95,441	4.1	(85,871)	181,312	9.4
After 5 years	12,546	0.5	(619)	13,165	0.6	(2,164)	15,329	0.8

Total	$2,794,592	100.0%	$471,279	$2,323,313	100.0%	$397,404	$1,925,909	100.0%

The following table indicates the amount of the Bank's certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2005.
(in thousands):

Table 8: Maturity Period-$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Due in three months or less	$290,388
Due after three months through six months	186,599
Due after six months through twelve months	324,133
Due after twelve months	94,095

Total	$895,215


Borrowings:The FHLB-Seattle serves as our primary borrowing source. To access funds, we are required to own capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided certain credit worthiness standards have been met. At December 31, 2006, we had $177 million of borrowings from the FHLB-Seattle at a weighted average rate of 5.01%, a decrease of $88 million compared to a year earlier. Also at that date, we had an investment of $36 million in FHLB-Seattle capital stock.

Table 9: FHLB Advances Outstanding at December 31, 2006
(dollars in thousands)

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	5.63%	$13,500	5.16%	$146,930	5.20%	$160,430
Due after one year through two years	--	--	3.24	17,000	3.24	17,000
	5.63%	$13,500	4.96%	$163,930	5.01%	$177,430

*Weighted average interest rate

We also issue retail repurchase agreements to customers and borrow funds through the use of secured wholesale repurchase agreements with securities brokers. In each case, the repurchase agreements are generally due within 90 days. At December 31, 2006, retail repurchase agreements totaling $77 million, with a weighted average rate of 3.67%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $90 million. Retail repurchase agreement balances increased by $25 million during 2006, largely as a result of increased use of our cash management services by commercial deposit customers. Our outstanding borrowings under wholesale repurchase agreements at December 31, 2006 totaled $26 million at a weighted average rate of 5.38%, with a weighted average maturity of seven days, and were collateralized by mortgage-backed securities with a fair value of $27 million.

Additional short-term funds are also available through $95 million of commercial bank credit lines. At December 31, 2006, we had no balances advanced on these credit lines.

We have issued an aggregate of $120 million of trust preferred securities (TPS) since 2002, including $25 million issued in 2006. The Junior Subordinated Debentures associated with the TPS have been recorded as liabilities on our statement of financial condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes. See Note 1 and Note 13 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS. At December 31, 2006, the TPS had a weighted average rate of 7.86%.

Asset Quality:During the year ended December 31, 2002, we experienced significant deterioration in asset quality, which had a material adverse effect on operating results, primarily through increased loan loss provisioning and increased loan collection costs. Collection costs remained high in the ensuing three years; however, during the years ended December 31, 2003, 2004 and 2005, we achieved meaningful improvement in asset quality, resulting in a significant decrease in loan loss provisioning. Table 10 highlights the earlier deterioration and subsequent improvement in our asset quality during the five-year period. While asset quality has been very good for the past two years, for the year ended December 31, 2006, we experienced a modest increase in non-performing assets, although net charge-offs declined significantly. Non-performing assets increased to $15 million, or 0.43% of total assets, at December 31, 2006, compared to $11 million, or 0.36% of total assets, at December 31, 2005, and $17 million, or 0.60% of total assets at December 31, 2004.

Problem loans in earlier years were primarily due from borrowers located in the Puget Sound region and were the result of poor risk assessment at the time they were originated, coupled with weakened economic conditions in that area at that time. Generally, non-performing loans and assets reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions. In fact, in recent years economic conditions in the markets we serve have been quite good, contributing to the low level of net charge-offs and credit costs experienced in 2006. At December 31, 2006, our largest non-performing loan exposure was for commercial loans totaling $2.4 million to a non-farm operating business, which are primarily secured by ranch land in western Idaho and processing equipment. The second largest non-performing loan exposure was for loans to a cold storage business totaling $2.1 million primarily secured by commercial real estate in northwestern Washington. The third largest non-performing loan exposure was for loans totaling $1.6 million to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. Real estate owned and other repossessed assets increased by $412,000 from $506,000 in the prior year to $918,000 at December 31, 2006, representing the book value of a parcel of undeveloped land awarded to us in the third quarter of 2006. We were awarded the undeveloped land as a result of litigation relative to certain previously charged off loans. While this award resulted in an increase in real estate owned, since those loans had been fully charged off in prior periods, it also was recognized as a recovery in the third quarter of 2006. We are optimistic about the prospects for a near-term disposal of this property. Although experiencing an increase in the most recent quarter, we have made very meaningful progress in the past three years in reducing non-performing loans and improving our asset quality, which has contributed significantly to our improved operating performance.


The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

Table 10: Non-Performing Assets
	At December 31
	2006	2005	2004	2003	2002
Nonaccrual loans: (1)
Loans secured by real estate:
One- to four-family	$1,198	$1,137	$393	$1,048	$455
Commercial	4,215	1,363	2,212	6,624	7,421
Multifamily	792	--	--	--	--
Construction/land	2,056	479	2,219	5,741	16,030
Commercial business	4,498	2,543	3,167	7,232	9,894
Agricultural business	703	4,598	7,407	7,320	194
Consumer	1	229	18	45	255
Total loans outstanding	13,463	10,349	15,416	28,010	34,249
Loans more than 90 days delinquent, still on accrual:
Loans secured by real estate:
One- to four-family	593	104	419	109	343
Commercial	--	--	--	--	--
Multifamily	--	--	--	--	--
Construction/land	--	--	--	288	1,283
Commercial business	--	--	--	--	163
Agricultural business	--	--	--	--	--
Consumer	--	--	53	24	70
Total loans outstanding	593	104	472	421	1,859

Total non-performing loans	14,056	10,453	15,888	28,431	36,108

Real estate/repossessed assets held for sale (2)	918	506	1,559	3,132	6,062
Total non-performing assets	$14,974	$10,959	$17,447	$31,563	$42,170

Restructured loans (3)	$--	$--	$--	$656	$2,057

Total non-performing loans to net loans before allowance for loan losses	0.47%	0.43%	0.76%	1.65%	2.29%
Total non-performing loans to total assets	0.40%	0.34%	0.55%	1.08%	1.60%
Total non-performing assets to total assets	0.43%	0.36%	0.60%	1.20%	1.86%

(1) For the year ended December 31, 2006, $1.3 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2) Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs. At December 31, 2006, we had $918,000 of real estate owned, which consisted of one parcel of undeveloped land in western Washington.

(3) These loans are performing under their restructured terms but are classified substandard.

In addition to the non-performing loans noted in Table 10, as of December 31, 2006, we had loans with an aggregate outstanding balance of $17 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the nonaccrual loan category.


Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005

General. For the year ended December 31, 2006, we had net income of $32.2 million, or $2.63 per share (diluted), compared to net income of $12.4 million, or $1.04 per share (diluted), for the prior year. Our improved operating results reflect significant growth of assets and liabilities, as well as changes in the mix of those assets and liabilities, including the effects of certain balance-sheet restructuring transactions completed in the quarter ended December 31, 2005, which have resulted in a significant expansion in our net interest margin as more fully explained below. The current year earnings were also positively affected by the collection of a $5.5 million insurance settlement relating to a loss incurred in 2001. The net amount of the settlement, following costs, resulted in a $5.4 million credit to other operating expense and contributed approximately $3.4 million, or $.28 per share, to net income for the year ended December 31, 2006. Our operating results also reflect substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses, reflecting the growth in locations, operations and staff as we continue to expand. Twelve new or relocated branches contributed to the higher level of operating expenses in the current year compared to the prior year. During 2006, we opened two new branches in Boise, Idaho, and during 2005 we opened an additional Boise branch, as well as new or relocated branches in Twin Falls, Idaho, Beaverton, Oregon and Mercer Island, Alderwood, East Wenatchee, Lynden, Vancouver, Pasco and Walla Walla, Washington.

Net Interest Income. Net interest income before provision for loan losses increased to $126.9 million for the year ended December 31, 2006, compared to $108.8 million for the prior year, largely as a result of the growth in average interest-earning assets noted above and the net interest margin expansion as discussed in the remainder of this paragraph. The net interest margin of 4.08% in the current year improved 29 basis points from the prior year, reflecting the balance-sheet restructuring and our success in attracting higher yielding loans and growing deposits. While this improvement in the net interest margin primarily reflects changes in both the asset and liability mix, including those resulting from the balance-sheet restructuring, the lagging effect of increasing market interest rates on deposit costs, as more fully explained below, also contributed to the improvement. In particular, the average asset mix for the year ended December 31, 2006 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than a year earlier. At the same time, the average funding liability base had proportionately more deposits, and proportionately fewer borrowings than in the prior year. Reflecting higher market interest rates as well as these mix changes, the yield on earning assets for the year ended December 31, 2006 increased by 118 basis points, compared to a year ago, while funding costs for the year increased by 93 basis points over the same period.

Interest Income. Interest income for the year ended December 31, 2006 was $243.0 million, compared to $190.2 million for the prior year, an increase of $52.9 million, or 28%. The increase in interest income that occurred was a result of the 118 basis point increase in the average yield on interest-earning assets as well as significant growth in these assets. The yield on average interest-earning assets increased to 7.81% for the year ended December 31, 2006, compared to 6.63 a year earlier. Average loans receivable for the year ended December 31, 2006 increased by $495 million, or 22%, to $2.768 billion, compared to $2.273 billion in the prior year. Interest income on loans for the year ended December 31, 2006 increased by $62.3 million, or 38%, to $227.7 million from $165.4 million for the prior year, reflecting the impact of the increase in average loan balances combined with a 95 basis point increase in the average yield on loans. The increase in average loan yield reflects the increases in the level of market interest rates during the past year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans. However, following the Federal Reserve's decision to stop increasing short-term interest rates in June 2006, the average yield on these types of loans generally stabilized in the second half of the year. The increase in average loan yields also reflects changes in the mix of the loan portfolio. The average yield on loans was 8.23% for the year ended December 31, 2006, compared to 7.28% in the prior year. While the recent level of market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree as previously originated fixed-rate loans do not adjust upward to market rates. In addition, competitive pricing pressure resulted in lower yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories, particularly construction and land development loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $254 million for the year ended December 31, 2006, primarily reflecting the 2005 fourth quarter balance-sheet restructuring transactions, and the interest and dividend income from those investments decreased by $9.4 million compared to the prior year. The average yield on our investment securities increased to 4.48% for the year ended December 31, 2006, from 4.15% for the prior year, largely reflecting the sale of lower yielding securities and the effect of higher market rates on certain adjustable-rate securities and interest-bearing deposits. While insignificant in amount, we received $36,000 in dividend income on our FHLB of Seattle stock in the fourth quarter of 2006, as the FHLB of Seattle received approval to resume paying its members cash dividends on a quarterly basis. The FHLB of Seattle restricted payment of dividends in the fourth quarter of 2004 in a move to improve its capital position. Management is hopeful that the FHLB of Seattle dividend rate will increase modestly in future periods.

Interest Expense. Interest expense for the year ended December 31, 2006 was $116.1 million, compared to $81.4 million for the prior year, an increase of $34.7 million, or 43%. The increase in interest expense was the result of the growth in interest-bearing liabilities combined with a 93 basis point increase in the average cost of all interest-bearing liabilities to 3.84% for the year ended December 31, 2006, from 2.91% in the prior year, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $37.7 million, or 72%, to $90.0 million for the year ended December 31, 2006 compared to $52.3 million for the year ended December 31, 2005, as a result of the significant deposit growth during the past twelve months as well as an increase in the cost of interest-bearing deposits. Reflecting our branch expansion and other growth initiatives, average deposit balances increased $414 million, or 20%, to $2.536 billion for the year ended December 31, 2006, from $2.122 billion for the prior year, while the average rate paid on deposit balances increased 109 basis points to 3.55%. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates. In addition, non-interest-bearing deposits help mitigate the effect of higher market rates on our cost of deposits. This lower degree of volatility and lag effect for deposit pricing has been evident in the relatively modest increase in deposit costs as the Federal Reserve has increased short-term interest rates by 425 basis points from June 2004 to June 2006, including an increase of 100 basis points since December 31, 2005. Nonetheless, competitive pricing pressure for interest-bearing deposits has become quite intense in recent months, as many financial institutions have experienced strong loan growth and related funding needs. In addition, customers have become more effective in


managing their non-interest-bearing transaction account balances as demonstrated by our recent deposit growth being concentrated in certificates of deposit. As a result, management expects that the cost of deposits will continue to increase in the near term regardless of any changes in market interest rates.

Average FHLB advances decreased to $295 million for the year ended December 31, 2006, compared to $523 million during the prior year, reflecting the fourth quarter 2005 restructuring transactions and resulting in a $7.6 million decrease in the related interest expense. The average rate paid on FHLB advances increased to 4.86%, just 67 basis points higher than the prior year, as the effect of significantly higher market interest rates on the floating rate and short-term portions of the advances was partially offset by the prepayment of $142 million of higher fixed-rate, fixed-term advances in connection with the balance-sheet restructuring transactions completed in the quarter ended December 31, 2005. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $99 million and an average cost of 8.10% (including amortization of prepaid underwriting costs) for the year ended December 31, 2006. Junior subordinated debentures outstanding in the prior year had an average balance of $81 million with a lower average rate of 6.71%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to six months. The increased cost of the junior subordinated debentures reflects recent increases in short-term market interest rates. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $26 million, or 38%, to $95 million for the year ended December 31, 2006, from $68 million in the prior year, while the related interest expense increased $2.0 million, to $3.7 million from $1.8 million for 2005. Reflecting growth in our customer cash management services, the average balance of customer retail repurchase agreements increased $28 million while the average balance of the wholesale borrowings from brokers decreased $2 million. The average rate paid on other borrowings was 3.96% in the year ended December 31, 2006, compared to 2.58% in 2005. Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

Provision and Allowance for Loan Losses. During the year ended December 31, 2006, the provision for loan losses was $5.5 million compared to $4.9 million from the prior year. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in the Company's Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision in the current year reflects a reduced amount of net charge-offs, balanced against modestly higher levels of non-performing loans, growth in the size of our loan portfolio and continuing changes in the loan mix. There were net charge-offs of $863,000 for the current year, compared to $3.6 million of charges for the prior year, and non-performing loans increased $3.6 million to $14 million at December 31, 2006, compared to $10 million at December 31, 2005. Generally, these non-performing loans reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions. A comparison of the allowance for loan losses at December 31, 2006 and 2005 shows an increase of $4.6 million to $35 million at December 31, 2006, from $31 million at December 31, 2005. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.20% and 1.27% at December 31, 2006 and 2005, respectively. The allowance as a percentage of non-performing loans decreased to 253% at December 31, 2006, compared to 296% a year earlier.

In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. As a result, we maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies. We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control. The adequacy of general and specific reserves is based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, value of the underlying collateral and current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are


included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of December 31, 2006, we had identified $13.5 million of impaired loans as defined by SFAS No. 114 and had established $2.6 million of loss allowances related to these loans.

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on our historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

Management believes that the allowance for loan losses as of December 31, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of Banner Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated (dollars in thousands):

Table 11: Changes in Allowance for Loan Losses
	Years Ended December 31
	2006	2005	2004	2003	2002

Balance, beginning of period	$30,898	$29,610	$26,060	$26,539	$17,552
Allowances added through business combinations	--	--	--	--	460
Provision	5,500	4,903	5,644	7,300	21,000
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	77	--	3	14	--
Commercial	75	187	519	--	--
Multifamily	--	6	--	--	--
Construction and land	507	259	14	80	39
Commercial business	1,112	713	986	924	209
Agricultural business	72	70	15	13	3
Consumer	55	91	50	44	74
	1,898	1,326	1,587	1,075	325
Loans charged off:
Secured by real estate:
One- to four-family	(62)	(135)	(100)	(357)	(102)
Commercial	--	(521)	(1,313)	(2,289)	(103)
Multifamily	--	(8)	--	--	--
Construction and land	--	(218)	(347)	(986)	(1,129)
Commercial business	(1,632)	(1,692)	(1,518)	(4,496)	(10,643)
Agricultural business	(759)	(1,886)	(41)	(214)	(157)
Consumer	(308)	(481)	(362)	(512)	(664)
	(2,761)	(4,941)	(3,681)	(8,854)	(12,798)
Net charge-offs	(863)	(3,615)	(2,094)	(7,779)	(12,473)

Balance, end of period	$35,535	$30,898	$29,610	$26,060	$26,539

Ratio of allowance to net loans before allowance for loan losses	1.20%	1.27%	1.41%	1.51%	1.69%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.03%	0.16%	0.11%	0.47%	0.78%
Ratio of allowance for loan losses to non-performing loans	253%	296%	186%	92%	74%


The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 12: Allocation of Allowance for Loan Losses
	At December 31
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Specific or allocated loss allowances (1):
Loans secured by real estate:
Commercial/multifamily	$6,015	25.1%	$5,405	28.7%	$5,585	31.3%	$5,503	31.6%	$5,645	28.7%
Construction and land	11,717	37.4	7,223	28.4	5,556	24.2	5,207	23.1	5,892	21.6
One- to four-family including consumer	1,420	14.5	860	17.0	782	16.7	749	17.7	670	22.6
Commercial/agricultural business	12,930	21.1	13,243	24.1	12,854	26.0	11,355	25.5	10,952	24.6
Consumer	903	1.7	561	1.8	464	1.8	482	2.1	698	2.5
Unallocated general loss allowance (1)	2,550	N/A	3,606	N/A	4,369	N/A	2,764	N/A	2,682	N/A

Total allowance for loan losses	$35,535	100.0%	$30,898	100.0%	$29,610	100.0%	$26,060	100.0%	$26,539	100.0%

(1)	We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured). The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.


Other Operating Income. Other operating income was $20.6 million for the year ended December 31, 2006, an increase of $10.0 million from the prior year. However, in the fourth quarter of 2005, as a part of our balance sheet restructuring initiatives, we recorded $7.3 million of net loss on the sale of securities. Excluding the net loss on the sale of securities relating to the balance-sheet restructuring transactions, total other operating income would have been $17.8 million for the year ended December 31, 2005, resulting in a $2.7 million increase in recurring other operating income for 2006 as compared to 2005. Deposit fees and other service charge income increased by $1.9 million, or 20%, to $11.4 million for the year ended December 31, 2006, compared to $9.5 million for the prior year, primarily reflecting growth in customer transaction accounts and increased merchant credit card services, although changes in certain pricing schedules also contributed to the increase. Loan servicing fees decreased by $153,000 to $1.3 million for the current year, from $1.5 million for the year ended December 31, 2005, when we received a higher amount of prepayment fees. Gain on sale of loans was relatively unchanged, increasing by $177,000 to $5.8 million for the year ended December 31, 2006, compared to $5.6 million for the prior year as our mortgage banking activity maintained a similar pace despite modestly higher mortgage rates. Gain on sale of loans was adversely affected by continued competitive pressures in the mortgage market which tended to reduce the margin on sales compared to the prior year. However, in addition to normal mortgage banking activity, gain on sale of loans was augmented modestly in the third quarter of 2006 by the sale of approximately $79 million of one- to four-family loans that had previously been included in the held for portfolio portion of loans receivable. This sale was initiated for liquidity and interest rate risk management purposes; however, it generated a gain of $159,000. Loan sales for the year ended December 31, 2006 totaled $442.4 million, compared to $397.0 million for the prior year. Gain on sale of loans in 2006 included $789,000 of fees on $92.2 million of loans which were brokered and are not reflected in the volume of loans sold. The current year also included a gain of $353,000 on the sale of the guaranteed portion of certain SBA-guaranteed loans, while no similar sales activity occurred in the previous year.

Other Operating Expenses. Other operating expenses decreased $3.2 million, or 3%, to $94.4 million for the year ended December 31, 2006, from $97.5 million for the prior year. Our total operating expenses in 2006 were significantly reduced by a net $5.4 million insurance recovery which occurred in the second quarter of 2006, while previous year total operating expenses include $6.1 million of FHLB prepayment penalties associated with our balance-sheet restructuring in the fourth quarter of 2005. Excluding the insurance recovery and prior year prepayment penalties, recurring operating expenses were $99.7 million and $91.5 million for the years ended December 31, 2006 and 2005, respectively. This increase of 9% largely results from our branch expansion strategy and increased loan origination activity. The increase in expenses includes operating costs associated with the opening of two new offices in 2006 and eight offices in 2005 that in each case contributed less than a full year's expense during the year in which they opened. Further, during the third quarter of 2005, we increased staffing to support our Small Business Administration (SBA) lending activities and to more effectively market cash management services. In addition, compensation was higher as a result of increased mortgage loan commissions and general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These increases were mitigated to a degree by an increase in the amount of capitalized loan origination costs, which reflects increases in both the cost to produce and the volume of new loan originations. We also continued our strong commitment to advertising and marketing expenditures, which were $7.4 million in the year ended December 31, 2006, an increase of $938,000 compared to the prior year. Reflecting the current year insurance recovery and the prior year FHLB prepayment penalty, as well as significant growth in the average asset base, other operating expenses as a percentage of average assets decreased to 2.86% for the year ended December 31, 2006, from 3.20% for the prior year. Our efficiency ratio also decreased to 64.00% for the year ended December 31, 2006 from 81.75% for 2005, as a higher level of revenues more than offset the increased operating expenses. Excluding the effects of the insurance recovery and the balance sheet restructuring charges, the ratio of recurring operating expenses to average assets was nearly unchanged at 3.02% for 2006 compared to 3.00% for 2005, while the efficiency ratio decreased to 67.62% from 72.23%, respectively, despite continuing start-up costs associated with branch growth. We expect continued increases in the absolute level of operating expenses as a result of our announced expansion plans; however, over time, management believes that this investment in our branch network may lead to a lower relative cost of funds and enhanced revenues which should result in an improved efficiency ratio and stronger operating results.

Income Taxes. Income tax expense was $15.4 million for the year ended December 31, 2006, compared to $4.4 million for the prior year. The Company's effective tax rates for the years ended December 31, 2006 and 2005 were 32.4% and 26.3%, respectively. The effective tax rates in both years reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments. The higher effective tax rate in the current year was primarily a result of a decrease in the relative combined effect of the tax credits from CRA investments and tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance, compared to other taxable net revenue sources which increased substantially reflecting the growth in loans and deposits and the effects of the current year insurance recovery and prior year balance-sheet restructuring.


Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

General: Net income for the year ended December 31, 2005 was $12.4 million, or $1.04 per share (diluted), compared to net income of $19.3 million, or $1.65 per share (diluted), for the year ended December 31, 2004. Late in the fourth quarter of 2005, we completed a balance-sheet restructuring designed to pay down high interest rate FHLB borrowings and reduce the size of the investment portfolio. To effect the restructuring, we sold $207 million of securities at a $7.3 million loss before tax and used a portion of the proceeds of the sale to prepay $142 million of high-cost fixed-term FHLB borrowings, incurring pre-tax prepayment penalties of $6.1 million. The total cost of the transactions was $13.4 million, with a tax benefit of $4.8 million, resulting in an after-tax cost of $8.6 million or $0.72 per diluted share. For the year ended December 31, 2005, earnings from recurring operations, exclusive of the balance-sheet restructuring transactions noted above, increased to $21.0 million, or $1.76 per share (diluted), compared to net income of $19.3 million, or $1.65 per share, for the year ended December 31, 2004. Aside from the balance-sheet restructuring transactions, our 2005 operating results reflect significant growth of loans and deposits, as well as an increase in the net interest margin, and a lower level of loan loss provision. In addition, our operating results reflect that other operating income, exclusive of the net loss on sale of securities relating to the balance-sheet restructuring, increased primarily as a result of an increase in deposit fees and other service charges, and that other operating expenses, excluding the FHLB prepayment penalties, also significantly increased, particularly compensation, occupancy, information services and advertising expenses.

Compared to levels a year earlier, total assets increased 5.0%, to $3.041 billion at December 31, 2005, net loans increased 16.8%, to $2.409 billion, deposits grew 20.6%, to $2.323 billion, and borrowings, including junior subordinated debentures, decreased 36.5%, to $459.8 million. Average interest earning assets were $2.869 billion for the year ended December 31, 2005, an increase of $275.7 million, or 10.6%, compared to the same period a year earlier. Average equity was 7.26% of average assets for the year ended December 31, 2005, compared to 7.62% of average assets for the year ended December 31, 2004, reflecting increased balance sheet leverage.

Net Interest Income. Net interest income before provision for loan losses increased to $108.8 million for the year ended December 31, 2005, compared to $96.3 million for the year ended December 31, 2004, largely as a result of the growth in average interest-earning assets noted above. For the year ended December 31, 2005, the net interest margin increased to 3.79% from 3.71% for the prior year. This improvement in the net interest margin primarily reflects changes in both the asset and liability mix, although the lagged effect of increasing market interest rates on deposit costs also contributed to the improvement. In particular, the average asset mix for the year ended December 31, 2005 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the year ended December 31, 2004. At the same time, the average funding liability base had proportionately more deposits, including more non-interest bearing deposits, and proportionately fewer borrowings than in the prior year. The balance-sheet restructuring transactions that we completed late in the fourth quarter had only a minor effect on the 2005 net interest margin; however, they furthered these changes in the asset and liability mix and significantly contributed to expansion of the net interest margin in 2006. In contrast with the prior year and as more fully explained below, for the year ended December 31, 2005 we did not record any dividend income on its investment in stock of the FHLB. Dividend income on the FHLB stock contributed five basis points to the net interest margin in the year ended December 31, 2004. This loss of dividend income on FHLB stock masked to a degree the progress we made in 2005 in improving the net interest margin from our core businesses of making loans to and collecting deposits from banking customers.

Interest Income. Interest income for the year ended December 31, 2005 was $190.2 million, compared to $156.2 million for the year ended December 31, 2004, an increase of $33.9 million, or 21.7%. The increase in interest income occurred as a result of a 60 basis point increase in the average yield on interest-earning assets, as well as significant growth in those assets. The yield on average interest-earning assets increased to 6.63% for the year ended December 31, 2005, compared to 6.03% for the prior year. Average loans receivable for the year ended December 31, 2005 increased by $374.0 million, or 19.7%, to $2.273 billion, compared to $1.899 billion for the year ended December 31, 2004. Interest income on loans for the year increased by $38.4 million, or 30.2%, to $165.4 million from $127.0 million for the prior year, reflecting the impact of the increase in average loan balances combined with a 59 basis point increase in the average yield. The increase in average loan yield reflects the increases in the level of market interest rates during the year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect large portions of construction, land development, commercial and agricultural loans. The increase in average loan yields also reflects changes in the mix of the loan portfolio. The average yield on loans was 7.28% for the year ended December 31, 2005, compared to 6.69% for the year ended December 31, 2004. While the level of short-term market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree, as existing fixed-rate loans did not adjust upward and offering rates for new fixed-rate loans remained relatively low as the yield curve continued to flatten. In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth was most significant in some of the higher yielding adjustable-rate loan categories.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $98.3 million for the year ended December 31, 2005, and the interest and dividend income from those investments decreased by $4.5 million compared to the year ended December 31, 2004. The average yield on mortgage-backed securities increased to 4.50% for the year ended December 31, 2005, from 4.37% for the prior year, reflecting reduced amortization of purchase premiums on certain portions of the portfolio as well as a reduction in the adverse effects of delayed receipt of principal payments on mortgage-backed securities as a result of slower prepayments and modestly higher rates on the small portion of mortgage-backed securities that have adjustable interest rates. The average yield on other investment securities and cash equivalents increased to 4.34% for the year ended December 31, 2005, from 4.10% for the prior year, largely reflecting the effect of higher market rates on certain adjustable rate securities. Despite a $600,000 increase in the average balance invested, we did not record any dividend income from FHLB stock for the year ended December 31, 2005. By contrast, FHLB stock dividend income in the prior year was $1.2 million. Previously, dividends on FHLB stock had been established on a quarterly basis by vote of the Directors of the FHLB of Seattle; however, during the quarter ended December 31, 2004, the FHLB of Seattle announced that future dividends would be restricted while the FHLB attempted to improve its capital position. In the fourth quarter of 2006, the FHLB resumed paying dividends, although at a much reduced level compared to what was paid in 2004 and earlier periods.

Interest Expense. Interest expense for the year ended December 31, 2005 was $81.4 million, compared to $59.9 million for the prior year, an increase of $21.5 million, or 35.8%. The increase in interest expense was the result of the significant growth in interest-bearing liabilities


combined with a 53 basis point increase in the average cost of all interest-bearing liabilities to 2.91% for the year ended December 31, 2005, from 2.38% for the prior year, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $17.2 million, or 49.0%, to $52.3 million for the year ended December 31, 2005 compared to $35.1 million for the prior year, as a result of the significant deposit growth as well as an increase in the cost of interest-bearing deposits. Reflecting the branch expansion and other growth initiatives, average deposit balances increased $313.1 million, or 17.3%, to $2.122 billion for the year ended December 31, 2005, from $1.809 billion for the year ended December 31, 2004, while the average rate paid on deposit balances increased 52 basis points to 2.46%. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for deposits tend to be less severe and to lag changes in market interest rates. This lower degree of volatility and lag effect for deposit pricing was evident in the modest increase in deposit costs as the Federal Reserve moved to increase short-term interest rates by 325 basis points from June 2003 to December 2005.

Average FHLB advances totaled $522.6 million during the year ended December 31, 2005, compared to $568.9 million during the year ended December 31, 2004, a decrease of $46.3 million, or 8.1%, which was offset by the effects of a 62 basis point increase in the average cost of advances, resulting in a $1.6 million increase in related interest expense. The average rate paid on FHLB advances increased to 4.19% for the year ended December 31, 2005, from 3.57% for year ended December 31, 2004. While FHLB advances are generally fixed-rate, fixed-term borrowings, many of our more recent advances carried relatively shorter terms and were established in periods when market rates were lower. Reflecting the maturity and repricing of these short-term advances, the increased cost in 2005 reflects new advances at then higher current market rates. Junior subordinated debentures had an average balance of $81.2 million and an average cost of 6.71% (including amortization of prepaid underwriting costs) for the year ended December 31, 2005. Junior subordinated debentures outstanding at the end of the prior year had an average balance of $68.6 million but a much lower average rate of 5.04%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to six months. The increased cost of the junior subordinated debentures reflects increases in short-term market interest rates. Other borrowings primarily consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $4.6 million, or 6.3%, to $68.3 million for the year ended December 31, 2005, from $72.9 million for the same period in 2004, while the related interest expense increased $714,000, to $1.8 million from $1.1 million for the respective periods. The average balance of the wholesale borrowings from brokers decreased $15.9 million, which was nearly offset by a $11.4 million increase in the average balance of customer retail repurchase agreements and other short-term borrowings. The average rate paid on other borrowings was 2.58% in the year ended December 31, 2005, compared to 1.44% for 2004.

Provision and Allowance for Loan Losses. During the year ended December 31, 2005, the provision for loan losses was $4.9 million, compared to $5.6 million for the year ended December 31, 2004, a decrease of $741,000. The provision in the current year reflects lower levels of non-performing loans, improvement in the economic environment and strengthening in the prospects for collection on previously identified non-performing loans, balanced against changes in the mix and growth in the size of the loan portfolio. While net charge-offs were $3.6 million in 2005, compared to $2.1 million for the prior year, non-performing loans decreased $5.4 million to $10.5 million at December 31, 2005, compared to $15.9 million at December 31, 2004. For the two-year period, non-performing loans were primarily concentrated in a few agricultural loans and agricultural-related business loans due from borrowers located in northeastern Oregon. Generally, these problem loans reflected unique operating difficulties for the individual borrower rather than a weakness in the overall economy of the area, farm commodity prices or growing conditions. A comparison of the allowance for loan losses at December 31, 2005 and 2004 shows an increase of $1.3 million to $30.9 million at December 31, 2005, from $29.6 million at December 31, 2004. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.27% and 1.41% at December 31, 2005 and 2004, respectively. The allowance as a percentage of non-performing loans increased to 296% at December 31, 2005, compared to 186% a year earlier. As of December 31, 2005, we had identified $10.3 million of impaired loans as defined by SFAS No. 114 and had established $1.7 million of specific reserves for these loans.

Other Operating Income. Other operating income was $10.5 million for the year ended December 31, 2005, a decrease of $6.4 million from the prior year. However, as noted above, in the fourth quarter of 2005, as a part of its balance-sheet restructuring initiatives, we recorded $7.3 million of net loss on the sale of securities. Excluding the net loss on the sale of securities relating to the balance-sheet restructuring transactions, total other operating income increased to $17.8 million for the year ended December 31, 2005 compared to $17.0 million for the year ended December 31, 2004. Importantly, deposit fee and service charge income increased by $1.3 million, or 16.5%, to $9.5 million for the year ended December 31, 2005, compared to $8.1 million for the prior year, primarily reflecting growth in customer transaction accounts and increased merchant credit card services, although changes in certain pricing schedules also contributed to the increase. On the other hand, loan servicing fees declined by $289,000 to $1.5 million for the current year, from $1.7 million for the year ended December 31, 2004, as the portfolio of serviced loans decreased modestly and prepayment fees and other servicing charges declined. Partially offsetting the decline in loan servicing fees was a small improvement in the gain on sale of loans, which increased by $125,000 to $5.6 million for the year ended December 31, 2005, compared to $5.5 million for the prior year as mortgage banking activity improved modestly. Gain on sale of loans was somewhat adversely affected by the increase in capitalized loan origination costs discussed in the following paragraph, which had the effect of increasing the cost basis in loans held for sale, as well as by competitive pressures in the mortgage market which tended to reduce the margin on sales compared to the prior year. Loan sales for the year ended December 31, 2005 totaled $397.0 million, compared to $338.4 million for the year ended December 31, 2004. Gain on sale of loans included $531,000 of fees on $48.8 million of loans which were brokered and are not reflected in the volume of loans sold. Other miscellaneous income decreased $161,000, principally due to a decrease in the earnings from life insurance policies.

Other Operating Expenses. Other operating expenses increased $17.8 million, or 22.4%, to $97.5 million for the year ended December 31, 2005, from $79.7 million for the year ended December 31, 2004. Included in this amount is $6.1 million in penalties for the early prepayment of certain FHLB advances incurred in connection with the balance-sheet restructuring initiatives. Excluding these prepayment penalties, other operating expense increase $11.7 million, or 14.7%, compared to the prior year Other operating expenses reflect the growth in assets and liabilities, customer relationships and complexity of operations as we continued to expand. The higher level of operating expenses in 2005 included significant increases in compensation, occupancy and information services for additional branch, deposit services and commercial loan expansion to position us for future growth. In addition, compensation was higher as a result of increased mortgage loan commissions and general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes. These


increases were mitigated to a degree by an increase in the amount of capitalized loan origination costs, which reflected increases in both the cost to produce and the volume of new loan originations. We also continued to increase our commitment to advertising and marketing, as expenditures for these items were $1.6 million greater in the year ended December 31, 2005 than in the prior year. The increase in expenses included operating costs associated with the opening of fourteen new branch offices at various times during 2004 and 2005, as well as costs associated with relocating or upgrading five additional offices over the same period. Our efficiency ratio increased to 81.75% for the year ended December 31, 2005 from 70.37% for the prior year, in large part reflecting the FHLB prepayment penalties and the related loss on sale of securities, but also reflecting the start up costs associated with this branch growth. Other operating expenses as a percentage of average assets increased to 3.20% for the year ended December 31, 2005 from 2.90% in the prior year. Excluding the effects of the balance-sheet restructuring charges, for the year ended December 31, 2005, the efficiency ratio and ratio of other operating expense to average assets would have been 72.23% and 3.00%, respectively.

Income Taxes: Income tax expense was $4.4 million for the year ended December 31, 2005, compared to $8.6 million for the prior year. Our effective tax rates for the years ended December 31, 2005 and 2004 were 26.3% and 30.7%, respectively. The lower effective tax rate in 2005 was primarily a result of a decrease in the relative amount of taxable income versus tax-exempt income compared to the prior year which occurred as a result of the charges associated with the balance-sheet restructuring transactions.


Table 13, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. (See footnotes.)

Table 13: Analysis of Net Interest Spread (dollars in thousands)

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$2,109,162	$172,908	8.20%	$1,664,918	$122,198	7.34%	$1,374,037	$95,483	6.95%
Commercial/agricultural loans	610,954	51,104	8.36	567,556	40,154	7.07	488,671	28,634	5.86
Consumer and other loans	47,469	3,649	7.69	40,202	3,046	7.58	35,956	2,875	8.00
Total loans (1)	2,767,585	227,661	8.23	2,272,676	165,398	7.28	1,898,664	126,992	6.69
Mortgage-backed securities	169,047	7,860	4.65	296,419	13,336	4.50	386,710	16,882	4.37
Securities and deposits	137,543	7,462	5.43	263,789	11,455	4.34	272,446	11,176	4.10
FHLB stock dividends (reversal)	35,844	36	0.10	35,809	(29)	(0.08)	35,209	1,180	3.35
Total investment securities	342,434	15,358	4.48	596,017	24,762	4.15	694,365	29,238	4.21
Total interest-earning assets	3,110,019	243,019	7.81	2,868,693	190,160	6.63	2,593,029	156,230	6.03
Non-interest-earning assets	191,579			180,339			158,891
Total assets	$3,301,598			$3,049,032			$2,751,920
Interest-bearing liabilities:
Savings accounts	$243,275	9,188	3.78	$159,842	3,474	2.17	$71,466	973	1.36
Checking and NOW accounts (2)	604,275	7,594	1.26	542,613	4,118	0.76	464,147	2,512	0.54
Money market accounts	283,814	10,891	3.84	300,059	7,524	2.51	240,723	4,243	1.76
Certificates of deposit	1,404,790	62,314	4.44	1,119,702	37,137	3.32	1,032,736	27,339	2.65
Total deposits	2,536,154	89,987	3.55	2,122,216	52,253	2.46	1,809,072	35,067	1.94
Other interest-bearing liabilities:
FHLB advances	295,228	14,354	4.86	522,624	21,906	4.19	568,908	20,336	3.57
Other borrowings	94,613	3,744	3.96	68,339	1,765	2.58	72,916	1,051	1.44
Junior subordinated debentures	99,143	8,029	8.10	81,207	5,453	6.71	68,619	3,461	5.04
Total borrowings	488,984	26,127	5.34	672,170	29,124	4.33	710,443	24,848	3.50
Total interest-bearing liabilities	3,025,138	116,114	3.84	2,794,386	81,377	2.91	2,519,515	59,915	2.38
Non-interest-bearing liabilities	38,889			33,156			22,695
Total liabilities	3,064,027			2,827,542			2,542,210
Stockholders' equity	237,571			221,490			209,710
Total liabilities and stockholders' equity	$3,301,598			$3,049,032			$2,751,920
Net interest income/rate spread		$126,905	3.97%		$108,783	3.72%		$96,315	3.65%

Net interest margin			4.08%			3.79%			3.71%
Ratio of average interest- earning assets to average interest-bearing liabilities			102.81%			102.66%			102.92%

(footnotes follow tables)


Table 13: Analysis of Net Interest Spread (dollars in thousands) (continued)

	Year Ended December 31, 2003			Year Ended December 31, 2002
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$1,189,034	$87,914	7.39%	$1,180,199	$95,342	8.08%
Commercial/agricultural loans	428,235	25,158	5.87	366,606	24,318	6.63
Consumer and other loans	37,075	3,139	8.47	42,230	3,692	8.74
Total loans (1)	1,654,344	116,211	7.02	1,589,035	123,352	7.76
Mortgage-backed securities	338,322	12,319	3.64	209,493	10,738	5.13
Securities and deposits	253,901	10,048	3.96	172,339	8,226	4.77
FHLB stock	33,581	1,863	5.55	31,587	1,960	6.21
Total investment securities	625,804	24,230	3.87	413,419	20,924	5.06
Total interest-earning assets	2,280,148	140,441	6.16	2,002,454	144,276	7.20
Non-interest-earning assets	163,481			148,706
Total assets	$2,443,629			$2,151,160
Interest-bearing liabilities:
Savings accounts	$45,975	500	1.09	$43,383	225	1.07
Checking and NOW accounts (2)	398,778	1,938	0.49	311,210	644	0.41
Money market accounts	176,855	3,161	1.79	146,504	1,592	2.18
Certificates of deposit	997,689	29,385	2.95	903,329	36,745	3.79
Total deposits	1,619,297	34,984	2.16	1,404,426	39,206	2.79
Other interest-bearing liabilities:
FHLB advances	513,819	21,842	4.25	451,816	24,094	5.33
Other borrowings	51,715	789	1.53	66,578	1,518	2.28
Junior subordinated debentures	43,822	2,233	5.10	18,685	1,151	6.16
Total borrowings	609,356	24,864	4.08	537,079	26,763	4.98
Total interest-bearing liabilities	2,228,653	59,848	2.69	1,941,505	65,969	3.40
Non-interest-bearing liabilities	18,735			13,177
Total liabilities	2,247,388			1,954,682
Stockholders' equity	196,241			196,478
Total liabilities and stockholders' equity	$2,443,629			$2,151,160
Net interest income/ rate spread		$80,593	3.47%		$78,307	3.80%

Net interest margin			3.53%			3.91%
Ratio of average interest- earning assets to average interest-bearing liabilities			102.31%			103.14%

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortized net deferred loan fees are included with interest and dividends on loans.
(2)	Average balances include non-interest-bearing deposits.


Table 14, Rate/Volume Analysis, sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Effects on interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) have been allocated between changes in rate and changes in volume.

Table 14: Rate/Volume Analysis (in thousands)

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 Increase (Decrease) Due to			Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase (Decrease) Due to			Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase (Decrease) Due to

	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Mortgage loans	$15,473	$35,237	$50,710	$5,598	$21,117	$26,715	$(5,473)	$13,042	$7,569
Commercial/agricultural loans	7,716	3,234	10,950	6,465	5,055	11,520	(43)	3,519	3,476
Consumer and other loans	45	558	603	(157)	328	171	(171)	(93)	(264)
Total loans (1)	23,234	39,029	62,263	11,906	26,500	38,406	(5,687)	16,468	10,781

Mortgage-backed securities	431	(5,907)	(5,476)	491	(4,037)	(3,546)	2,664	1,899	4,563
Securities and deposits	2,397	(6,390)	(3,993)	641	(362)	279	368	760	1,128
FHLB stock	65	--	65	(1,229)	20	(1,209)	(769)	86	(683)
Total investment securities	2,893	(12,297)	(9,404)	(97)	(4,379)	(4,476)	2,263	2,745	5,008
Total net change in interest income on interest-earning assets	26,127	26,732	52,859	11,809	22,121	33,930	(3,424)	19,213	15,789

Interest-bearing liabilities:
Deposits	26,200	11,534	37,734	10,442	6,744	17,186	(3,773)	3,856	83

FHLB advances	3,092	(10,644)	(7,552)	3,319	(1,749)	1,570	(3,705)	2,199	(1,506)
Junior subordinated debentures	1,763	216	1,979	1,282	710	1,992	(26)	1,254	1,228
Other borrowings	1,247	1,329	2,576	1,014	(300)	714	(569)	831	262
Total borrowings	6,102	(9,099)	(2,997)	5,615	(1,339)	4,276	(4,300)	4,284	(16)
Total net change in interest expense on interest-bearing liabilities	32,302	2,435	34,737	16,057	5,405	21,462	(8,073)	8,140	67

Net change in net interest income	$(6,175)	$24,297	$18,122	$(4,248)	$16,716	$12,468	$4,649	$11,073	$15,722

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortized net deferred loan fees are included with interest and dividends on loans.
(2)	Average balances include non-interest-bearing deposits.


Market Risk and Asset/Liability Management

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

Our activities, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution's earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of an institution's assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting our financial performance.

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us. An exception to this generalization is the beneficial effect of interest rate floors on many of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly. However, as of December 31, 2006, we have very few floating-rate loans with interest rates that had not increased to levels above their floors and therefore these loans should be responsive to modest decreases or increases in market rates should they occur. An additional exception to the generalization has been the beneficial effect of lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products in the current rising market interest rate environment. This beneficial effect is particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to our expanded net interest margin for the years ended December 31, 2004 and 2005. However, since the Federal Reserve ceased increasing market interest rates in June 2006, this lag effect has contributed to the recent narrowing of the net interest spread as deposit costs have continued to increase while asset yields have stabilized.

The principal objectives of asset/liability management are: to evaluate the interest rate risk exposure; to determine the level of risk appropriate given our operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage our interest rate risk consistent with regulatory guidelines and policies approved by the Board of Directors. Through such management, we seek to reduce the vulnerability of our earnings and capital position to changes in the level of interest rates. Our actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is comprised of members of our senior management. The Committee closely monitors our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

Sensitivity Analysis

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

The interest rate sensitivity analysis performed by us incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model. We update and prepare simulation modeling at least quarterly for review by senior management and the directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.


Tables 15 and 15(a), Interest Rate Risk Indicators, set forth as of December 31, 2006 and 2005, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table 15: Interest Rate Risk Indicators(dollars in thousands)

	As of December 31, 2006 Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
+300	$3,109	2.3%	$(60,723)	(19.1)%
+200	2,834	2.1	(38,829)	(12.2)
+100	2,247	1.6	(17,010)	(5.3)
0	0	0.0	0	0.0
-100	(2,912)	(2.1)	10,808	3.4
-200	(6,145)	(4.5)	199	0.1
-300	(7,599)	(5.5)	(13,529)	(4.2)

Table 15(a): Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2005 Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
+300	$2,517	2.1%	$(70,641)	(25.0)%
+200	2,269	1.9	(46,060)	(16.3)
+100	1,301	1.1	(19,586)	(6.9)
0	0	0.0	0	0.0
-50	(949)	(0.8)	5,506	2.0
-100	(2,464)	(2.1)	7,870	2.8
-200	(5,257)	(4.5)	(3,307)	(1.2)

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

Tables 16 and 16(a), Interest Sensitivity Gap, present our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2006 and 2005. The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2006, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $ 110 million, representing a one-year cumulative gap to total assets ratio of (3.15%).

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps as of December 31, 2006 and 2005 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.


Table 16: Interest Sensitivity Gap as of December 31, 2006

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$738,442	$3,185	$9,360	$1,058	$--	$--	$752,045
Fixed-rate mortgage loans	79,519	59,703	165,946	91,286	99,725	50,380	546,559
Adjustable-rate mortgage loans	493,709	85,323	288,437	107,593	293	467	975,822
Fixed-rate mortgage-backed securities	8,014	8,724	25,377	19,528	26,291	23,169	111,103
Adjustable-rate mortgage-backed securities	4,113	4,346	12,243	8,906	16,262	--	45,870
Fixed-rate commercial/agricultural loans	44,426	27,168	54,535	23,201	3,797	107	153,234
Adjustable-rate commercial/agricultural loans	409,771	10,504	12,695	9,095	136	41	442,242
Consumer and other loans	51,021	7,539	13,503	22,182	5,493	5,904	105,642
Investment securities and interest- earning deposits	34,820	13,910	45,221	5,746	8,596	49,042	157,335

Total rate sensitive assets	1,863,835	220,402	627,317	288,595	160,593	129,110	3,289,852

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	176,641	91,086	212,533	212,533	--	--	692,793
Money market deposit accounts	106,476	63,886	42,591	--	--	--	212,953
Certificates of deposit	754,149	610,268	141,230	38,303	12,016	508	1,556,474
FHLB advances	143,500	21,930	12,000	--	--	--	177,430
Other borrowings	26,359	--	--	--	--	--	26,359
Junior subordinated debentures	123,716	--	--	--	--	--	123,716
Retail repurchase agreements	76,397	--	--	--	428	--	76,825

Total rate sensitive liabilities	1,407,238	787,170	408,354	250,836	12,444	508	2,866,550

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$456,597	$(566,768)	$218,963	$37,759	$148,149	$128,602	$423,302
Cumulative excess (deficiency) of interest- sensitive assets	$456,597	$(110,171)	$108,792	$146,551	$294,700	$423,302	$423,302

Cumulative ratio of interest-earning assets to interest-bearing liabilities	132.45%	94.98%	104.18%	105.14%	110.28%	114.77%	114.77%
Interest sensitivity gap to total assets	13.06%	(16.21)%	6.26%	1.08%	4.24%	3.68%	12.11%
Ratio of cumulative gap to total assets	13.06%	(3.15)%	3.11%	4.19%	8.43%	12.11%	12.11%

(footnotes follow Table 16(a)


Table 16(a): Interest Sensitivity Gap as of December 31, 2005

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$452,056	$4,028	$3,405	$520	$311	$63	$460,383
Fixed-rate mortgage loans	84,444	51,036	144,571	104,386	105,529	36,253	526,219
Adjustable-rate mortgage loans	356,734	71,484	232,897	155,430	230	230	817,005
Fixed-rate mortgage-backed securities	15,480	11,456	35,772	24,071	32,035	14,666	133,480
Adjustable-rate mortgage-backed securities	3,950	3,638	11,960	10,117	22,367	--	52,032
Fixed-rate commercial/agricultural loans	49,335	18,706	45,458	17,298	3,632	70	134,499
Adjustable-rate commercial/agricultural loans	402,555	4,804	13,770	9,233	93	40	430,495
Consumer and other loans	46,609	6,755	13,836	8,284	5,545	533	81,562
Investment securities and interest- earning deposits	61,545	5,829	30,956	28,591	22,867	39,285	189,073

Total rate sensitive assets	1,472,708	177,736	532,625	357,930	192,609	91,140	2,824,748

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	66,992	66,992	156,314	156,314	--	--	446,612
Money market deposit accounts	172,879	103,727	69,151	--	--	--	345,757
Certificates of deposit	594,720	304,896	250,606	38,716	13,143	22	1,202,103
FHLB advances	221,100	5,000	38,930	--	--	--	265,030
Other borrowings	44,683	--	--	--	--	--	44,683
Junior subordinated debentures	97,942	--	--	--	--	--	97,942
Retail repurchase agreements	51,497	107	134	--	428	--	52,166

Total rate sensitive liabilities	1,249,813	480,722	515,135	195,030	13,571	22	2,454,294

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$222,895	$(302,986)	$17,490	$162,900	$179,038	$91,118	$370,455
Cumulative excess (deficiency) of interest- sensitive assets	$222,895	$(80,091)	$(62,601)	$100,299	$279,337	$370,455	$370,455

Cumulative ratio of interest-earning assets to interest-bearing liabilities	117.83%	95.37%	97.21%	104.11%	111.38%	115.09%	115.09%
Interest sensitivity gap to total assets	7.33%	(9.96)%	(0.58)%	5.36%	5.89%	3.00%	12.18%
Ratio of cumulative gap to total assets	7.33%	(2.63)%	(2.06)%	3.30%	9.19%	12.18%	12.18%

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

(2) Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(577.8) million, or (16.5%) of total assets at December 31, 2006, and $(461.9) million, or (15.2%), at December 31, 2005. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 13, Analysis of Net Interest Spread.

Liquidity and Capital Resources

Our primary sources of funds are deposits, borrowings, proceeds from loan principal and interest payments and sales of loans, and the maturity of and interest income on mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition.

Our primary investing activity is the origination and purchase of loans. During the years ended December 31, 2006, 2005 and 2004, we purchased loans of $45 million, $23 million and $18 million, respectively, while loan originations, net of repayments, totaled $921 million, $720 million and $696 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth. During the years ended December 31, 2006, 2005 and 2004, we sold $442 million, $397 million and $338 million, respectively, of loans. Net deposit growth was $471 million, $397 million and $255 million for the years ended December 31, 2006, 2005 and 2004, respectively. FHLB advances decreased $88 million, $29.0 million and $29.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Other borrowings, including junior subordinated debentures, increased $32 million for the year ended December 31, 2006, increased $55 million for the year ended December 31, 2005, and increased $14 million for the year ended December 31, 2004.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the years ended December 31, 2006, 2005 and 2004, we used our sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. At December 31, 2006, we had outstanding loan commitments totaling $1.073 billion, including undisbursed loans in process and unused credit lines totaling $1.041 billion. While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations. We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances. We maintain a credit facility with the FHLB-Seattle, which provides for advances that in the aggregate may equal the lesser of 35% of Banner Bank's assets or adjusted qualifying collateral, up to a total possible credit line of $587 million at December 31, 2006. Advances under this credit facility totaled $177 million, or 5% of our assets, at December 31, 2006. We also have in place borrowing lines with certain correspondent banks with in aggregate total $95 million, none of which was drawn upon as of December 31, 2006.

At December 31, 2006, certificates of deposit amounted to $1.556 billion, or 56% of our total deposits, including $1.352 billion which were scheduled to mature within one year. While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve. Banner Bank, as a state-chartered, federally insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and Banner Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires Banner Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At December 31, 2006, Banner Corporation and Banner Bank exceeded all current regulatory capital requirements. (See Item 1, "Business-Regulation," and Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation's and Banner Bank's regulatory capital requirements.


Table 17, Regulatory Capital Ratios, shows the regulatory capital ratios of Banner Corporation and its subsidiary, Banner Bank, as of December 31, 2006 and minimum regulatory requirements for Banner Bank to be categorized as "well-capitalized."

Table 17: Regulatory Capital Ratios
Capital Ratios	Banner Corporation	Banner Bank	"Well-capitalized" Minimum Ratio
Total capital to risk-weighted assets	11.80%	10.73%	10.00%
Tier 1 capital to risk-weighted assets	9.53	9.58	6.00
Tier 1 leverage capital to average assets	8.76	8.80	5.00

Effect of Inflation and Changing Prices

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary effect of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Contractual Obligations at December 31, 2006

	Total	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years
(dollars in thousands)
Advances from Federal Home Loan Bank	$177,430	$160,430	$17,000	$--	$--
Junior subordinated debentures	123,716	--	--	--	123,716
Other borrowings	103,184	102,756	--	--	428
Capital lease obligations	--	--	--	--	--
Operating lease obligations	27,461	5,216	7,640	4,108	10,497
Operating lease obligations-Termination	--	--	--	--	--
Purchase obligations	402	402	--	--	--
Construction-related obligations	4,547	4,547	--	--	--
Total	$436,740	$273,351	$24,640	$4,108	$134,641

At December 31, 2006, we had commitments to extend credit of $1.073 billion. In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor. For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 28: "Financial Instruments With Off-Balance-Sheet Risk."

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


(a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended December 31, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting: Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2006. Our independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in out 2006 Financial Statements under the captions entitled "Management Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

ITEM 9B - Other Information

None.


PART III

ITEM 10 - Directors and Executive Officers of the Registrant

The information required by this item contained under the section captioned "Proposal - Election of Directors," "Meetings and Committees of the Board of Directors" and "Shareholder Proposals" in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Information regarding the executive officers of the Registrant is provided herein in Part I, Item 1 hereof.

The information regarding our Audit Committee and Financial Expert included under the sections captioned "Meetings and Committees of the Board of Directors" and "Audit Committee Matters" in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Reference is made to the cover page of this Annual Report and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for our officers (including its senior financial officers), directors, and employees. The Code of Business Conduct and Ethics requires our officers, directors, and employees to maintain the highest standards of professional conduct. A copy of the Code of Business Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004.

Whistleblower Program and Protections

We subscribe to the Ethicspoint reporting system and encourage employees, customers, and vendors to call the Ethicspoint hotline at 1-866-ETHICSP (384-4277) or visit its website at www.Ethicspoint.com to report any concerns regarding financial statement disclosures, accounting, internal controls, or auditing matters. We will not retaliate against any of our officers or employees who raise legitimate concerns or questions about an ethics matter or a suspected accounting, internal control, financial reporting, or auditing discrepancy or otherwise assists in investigations regarding conduct that the employee reasonably believes to be a violation of Federal Securities Laws or any rule or regulation of the Securities Exchange Commission, Federal Securities Laws relating to fraud against shareholders or violations of applicable banking laws. Non-retaliation against employees is fundamental to our Code of Ethics and there are strong legal protections for those who, in good faith, raise an ethical concern or a complaint about their employer.

ITEM 11 - Executive Compensation

Information required by this item regarding management compensation and employment contracts, director compensation, and Compensation Committee interlocks and insider participation in compensation decisions is incorporated by reference to the sections captioned "Executive Compensation," "Directors' Compensation," and "Compensation Committee Matters," respectively, in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2006.

Plan Category:	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:	713,460	$20.49	53,747

Equity compensation plans not approved by security holders:	none	n/a	none

Total	713,460		53,747

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

(c) Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Banner Corporation.

ITEM 13 - Certain Relationships and Related Transactions

The information required by this item contained under the section captioned "Transactions with Management" in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

ITEM 14 - Principal Accounting Fees and Services

The information required by this item contained under the section captioned "Independent Auditors" in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

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

	(3)	Exhibits

See Index of Exhibits on page 109.

(b)		Exhibits

See Index of Exhibits on page 109.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: March 14, 2007	/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Michael Jones D. Michael Jones President and Chief Executive Officer; Director (Principal Executive Officer)	/s/ Lloyd W. Baker Lloyd W. Baker Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 14, 2007	Date: March 14, 2007

/s/ David Casper David Casper Director	/s/ Robert D. Adams Robert D. Adams Director

Date: March 14, 2007	Date: March 14, 2007

/s/ Edward L. Epstein Edward L. Epstein Director	/s/Jesse G. Foster Jesse G. Foster Director

Date: March 14, 2007	Date: March 14, 2007

/s/ Gary Sirmon Gary Sirmon Chairman of the Board	/s/ Dean W. Mitchell Dean W. Mitchell Director

Date: March 14, 2007	Date: March 14, 2007

/s/ Brent A. Orrico Brent A. Orrico Director	/s/Wilber Pribilsky Wilber Pribilsky Director

Date: March 14, 2007	Date: March 14, 2007

/s/ Michael M. Smith Michael M. Smith Director	/s/Gordon E. Budke Gordon E. Budke Director

Date: March 14, 2007	Date: March 14, 2007

/s/ Constance H. Kravas Constance H. Kravas Director

Date: March 14, 2007


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))


March 14, 2007

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

March 14, 2007

The management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2006.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and 2005 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their attestation report that is included herein.


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the three years in the period ended December 31, 2006. We also have audited management's assessment included in the accompanying Management Report on Internal Control over Financial Reporting that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Banner Corporation and subsidiaries' internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Banner Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP

Moss Adams LLP
Spokane, Washington
March 14, 2007


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2006 and 2005
	2006	2005
ASSETS
Cash and due from banks	$73,385	$116,448
Securities available for sale, cost $230,189 and $264,087
Encumbered	27,107	19,579
Unencumbered	199,046	240,705
	226,153	260,284

Securities held to maturity, fair value $49,008 and $52,398	47,872	50,949

Federal Home Loan Bank stock	35,844	35,844
Loans receivable:
Held for sale, fair value $5,136 and $4,802	5,080	4,779
Held for portfolio	2,960,910	2,434,952
Allowance for loan losses	(35,535)	(30,898)
	2,930,455	2,408,833

Accrued interest receivable	23,272	17,395
Real estate owned held for sale, net	918	315
Property and equipment, net	58,003	50,205
Goodwill and other intangibles, net	36,287	36,280
Deferred income tax asset, net	7,533	7,606
Bank-owned life insurance	38,527	36,930
Other assets	17,317	19,466
	$3,495,566	$3,040,555
LIABILITIES
Deposits:
Non-interest-bearing	$332,372	$328,840
Interest-bearing transactions and savings accounts	905,746	792,370
Interest-bearing certificates	1,556,474	1,202,103
	2,794,592	2,323,313

Advances from Federal Home Loan Bank	177,430	265,030
Other borrowings	103,184	96,849
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	123,716	97,942
Accrued expenses and other liabilities	36,888	29,503
Deferred compensation	7,025	6,253
Income taxes payable	2,504	--
	3,245,339	2,818,890
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued	--	--
Common stock - $0.01 par value, 25,000,000 shares authorized, 13,201,418 shares issued:
12,073,889 shares and 11,782,356 shares outstanding at December 31, 2006 and 2005, respectively	135,149	130,573
Retained earnings	120,206	96,783
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(2,852)	(2,736)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust: at cost
240,381 and 300,120 restricted shares outstanding at December 31, 2006 and 2005, respectively	(1,987)	(2,480)

Carrying value of shares held in trust for stock related compensation plans	(7,262)	(8,464)
Liability for common stock issued to deferred, stock related, compensation plan	6,973	7,989
	(289)	(475)

	250,227	221,665
	$3,495,566	$3,040,555

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for per share data)
For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
INTEREST INCOME:
Loans receivable	$227,661	$165,398	$126,992
Mortgage-backed securities	7,860	13,336	16,882
Securities and cash equivalents	7,498	11,426	12,356
	243,019	190,160	156,230
INTEREST EXPENSE:
Deposits	89,987	52,253	35,067
Federal Home Loan Bank advances	14,354	21,906	20,336
Other borrowings	3,744	1,765	1,051
Junior subordinated debentures	8,029	5,453	3,461
	116,114	81,377	59,915
Net interest income before provision for loan losses	126,905	108,783	96,315

PROVISION FOR LOAN LOSSES	5,500	4,903	5,644
Net interest income	121,405	103,880	90,671

OTHER OPERATING INCOME:
Deposit fees and other service charges	11,417	9,476	8,132
Mortgage banking operations	5,824	5,647	5,522
Loan servicing fees	1,299	1,452	1,741
Gain (loss) on sale of securities	65	(7,302)	141
Miscellaneous	1,970	1,271	1,432
Total other operating income	20,575	10,544	16,968

OTHER OPERATING EXPENSES:
Salary and employee benefits	65,116	60,151	52,331
Less capitalized loan origination costs	(11,448)	(9,813)	(7,008)
Occupancy and equipment	15,938	13,794	11,100
Information/computer data services	5,120	4,782	4,212
Professional services	2,503	3,012	3,258
Advertising	7,441	6,503	4,905
FHLB prepayment penalties	--	6,077	--
Insurance recovery, net proceeds	(5,350)	--	--
Miscellaneous	15,061	13,042	10,916
Total other operating expenses	94,381	97,548	79,714

Income before provision for income taxes	47,599	16,876	27,925

PROVISION FOR INCOME TAXES	15,436	4,432	8,585

NET INCOME	$32,163	$12,444	$19,340

Earnings per common share (see Note 25)
Basic	$2.70	$1.08	$1.74
Diluted	$2.63	$1.04	$1.65
Cumulative dividends declared per common share	$0.73	$0.69	$0.65

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004

NET INCOME	$32,163	$12,444	$19,340

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $(59), $(3,576) and $(1,980)	(74)	(6,594)	(3,987)
Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $23, $(2,556) and $49	(42)	4,746	(92)
Other comprehensive income (loss)	(116)	(1,848)	(4,079)

COMPREHENSIVE INCOME	$32,047	$10,596	$15,261

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2006, 2005 and 2004
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2006	$130,573	$96,783	$(2,736)	$(2,480)	$(475)	$221,665

Net income		32,163				32,163

Change in valuation of securities available for sale, net of income taxes			(116)			(116)

Cash dividend on common stock ($.73/share cumulative)		(8,740)				(8,740)

Purchase and retirement of common stock	(2,448)					(2,448)

Proceeds from issuance of common stock for exercise of stock options	4,467					4,467

Proceeds from issuance of common stock for stockholder reinvestment program	122					122

Net issuance of stock through employees' stock plans, including tax benefit	1,882			493		2,375

Amortization of stock option expense	553					553

Amortization of compensation related to MRP					186	186
BALANCE, December 31, 2006	$135,149	$120,206	$(2,852)	$(1,987)	$(289)	$250,227

Continued


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
For the Years Ended December 31, 2006, 2005 and 2004
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
For the Years Ended December 31, 2006, 2005 and 2004
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


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(continued) (in thousands)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

COMMON STOCK, SHARES ISSUED:
Number of shares, beginning of period	13,201	13,201	13,201
Number of shares, end of period	13,201	13,201	13,201

LESS COMMON STOCK RETIRED:
Number of shares, beginning of period	(1,119)	(1,344)	(1,728)
Purchase and retirement of common stock	(65)	(107)	(134)
Issuance of common stock	297	332	518
Number of shares retired, end of period	(887)	(1,119)	(1,344)

SHARES OUTSTANDING, END OF PERIOD	12,314	12,082	11,857

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(300)	(375)	(434)
Release of earned shares	60	75	59
Number of shares, end of period	(240)	(300)	(375)

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$32,163	$12,444	$19,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,081	4,946	3,948
Deferred income and expense, net of amortization	(1,273)	2,843	417
Loss (gain) on sale of securities	(65)	7,302	(141)
Deferred taxes	155	(698)	(1,918)
Equity-based compensation	186	184	150
Stock options compensation	553	--	--
Equity-based long term incentive plan	151	--	--
Tax benefits realized from equity-based compensation	(75)	(195)	--
Increase in cash surrender value of bank-owned life insurance	(1,597)	(1,559)	(1,702)
Loss (gain) on sale of loans, excluding capitalized servicing rights	(4,182)	(5,145)	(5,444)
Loss (gain) on disposal of real estate held for sale and property and equipment	(638)	(72)	(734)
Provision for losses on loans and real estate held for sale	5,500	4,910	5,835
FHLB stock (dividend) reversal	--	29	(1,005)
Net change in:
Loans held for sale	(301)	(2,634)	13,767
Other assets	(2,109)	(5,970)	(8,499)
Other liabilities	11,001	4,003	11,458
Net cash provided by operating activities	45,550	20,388	35,472

INVESTING ACTIVITIES:
Purchases of available for sale securities	(7,435)	(32,503)	(177,129)
Principal repayments and maturities of available for sale securities	37,983	106,167	231,982
Proceeds from sales of available for sale securities	3,065	202,725	49,421
Purchases of held to maturity securities	(508)	(2,446)	(10,237)
Principal repayments and maturities of held to maturity securities	3,521	1,335	748
Origination of loans, net of principal repayments	(920,798)	(719,808)	(696,310)
Purchases of loans and participating interest in loans	(44,506)	(22,572)	(18,207)
Proceeds from sales of loans and participating interest in loans	442,382	397,004	338,412
Purchases of property and equipment, net	(13,426)	(16,048)	(20,446)
Proceeds from sale of real estate held for sale, net	790	2,395	4,101
Other	(660)	(372)	(180)
Net cash used by investing activities	(499,592)	(84,123)	(297,845)

FINANCING ACTIVITIES
Increase in deposits	471,279	397,404	254,969
Proceeds from FHLB advances	1,822,400	2,629,020	1,601,100
Repayment of FHLB advances	(1,910,000)	(2,947,548)	(1,630,094)
Proceeds from issuance of junior subordinated debentures	25,774	25,774	15,465
Investment in trust securities related to junior subordinated debentures	(774)	(774)	(465)
Increase (decrease) in repurchase agreement borrowings, net	7,676	(11,075)	(22,289)
Increase (decrease) in other borrowings, net	(1,341)	39,808	20,961
Cash dividends paid	(8,551)	(7,846)	(7,113)
Repurchases of stock, net of forfeitures	(2,448)	(3,076)	(4,162)
Tax benefits realized from equity-based compensation	75	195	--
ESOP shares earned	2,300	2,116	1,742
Issuance of stock	122	--	--
Exercise of stock options	4,467	4,418	6,728
Net cash provided by financing activities	410,979	128,416	236,842

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(43,063)	64,681	(25,531)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	116,448	51,767	77,298
CASH AND DUE FROM BANKS, END OF PERIOD	$73,385	$116,448	$51,767

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)
(continued from prior page)
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$108,595	$79,212	$60,154
Taxes paid	10,142	9,385	8,807
Non-cash transactions:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned	1,017	1,064	1,985
Net change in accrued dividends payable	189	142	186
Stock issued to MRP	--	76	270
Securities classified as available for sale reclassified held to maturity	--	--	15,334
Change in other assets/liabilities	1,810	3,159	225

See notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities for its wholly owned subsidiary, Banner Bank (BB or the Bank). The Bank is a Washington-chartered commercial bank the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank conducts business from its main office in Walla Walla, Washington, and, as of December 31, 2006, its 61 branch offices and 12 loan production offices located in 26 counties in Washington, Oregon and Idaho. The Company is subject to regulation by the Federal Reserve Board (FRB). The Bank is subject to regulation by the State of Washington Department of Financial Institutions, Division of Banks and the FDIC.

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

Investment in FHLB Stock: The Bank's investment in Federal Home Loan Bank stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The FHLB announced in December 2004, that it would not repurchase any stock until further notice. On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board ("Finance Board"). In May 2005, the Finance Board accepted the Seattle Bank's three-year plan. To meet the Finance Board's conditions under the three-year plan, the Seattle Bank's board adopted a resolution that suspends dividends on all classes of stock going forward. In December 2006, the FHLB of Seattle declared a $0.10 per share cash dividend and in January 2007 announced that its regulator, the Finance Board, has terminated its written plan. The termination of the written plan does not affect the resolution adopted by the Seattle Bank's Board of Directors to continue its restrictions on Class B stock repurchases and limit dividends to 50 percent of year-to-date GAAP net income, except with the prior written approval of the Finance Board's Director of the Office of Supervision.

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

Derivative Instruments: In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company adopted SFAS No. 133 effective January 1, 2001. Derivatives include "off-balance-sheet" financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company and the Bank generally have not invested in "off-balance-sheet" derivative instruments, although investment policies authorize such investments. However, as a part of mortgage banking activities, the Bank issues "rate lock" commitments to borrowers and obtains offsetting "best efforts" delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with SFAS No. 133, as amended. Accordingly, on December 31, 2006, the Company recorded in other assets an asset for $35,000 related to rate locks issued and recorded in other liabilities a liability of $35,000 related to rate locks received. These amounts represent the estimated market value of those commitments. On December 31, 2006, the Company and the Bank had no other investment related off-balance-sheet derivatives.

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

Employee Stock Ownership Plan: The Company loaned the Employees Stock Ownership Plan (ESOP) the funds necessary to fund the purchase of 8% of the Company's initial public offering of common stock. The loan to the ESOP will be repaid principally from the Company's contribution to the ESOP, and the collateral for the loan is the Company's common stock purchased by the ESOP. As the debt is repaid, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants' accounts. As shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Stock and cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest (see additional discussion in Note 16). The Company stock purchased for a Rabbi Trust obligation and the related liability for deferred compensation are recorded at acquisition cost.

Equity-Based Compensation: At December 31, 2006, the Company has the following stock-based employee/director compensation plans: three stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan), a stock grant plan and the Banner Corporation Long-Term Incentive Plan ("Plan"). These plans are described more fully in Note 17.

Stock Option Plans. Prior to January 1, 2006, the Company accounted for its stock option plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation expense, related to options, was recognized in the Consolidated Statements of Income for the years ended December 31, 2005 or 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Revised 2004) ("SFAS 123(R)") using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.


As a result of adopting SFAS 123(R), on January 1, 2006, the Company's income before income taxes and net income for the year ended December 31, 2006 are $553,000 and $512,000 lower, respectively, than if it had continued to account for share-based/stock option compensation under Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $2.74 and $2.67, respectively, if the Company had not adopted SFAS 123(R), compared to the reported basic and diluted earning per share of $2.70 and $2.63, respectively.

Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The prior period Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004 reflect the reclassification of excess tax benefits as financing cash inflows that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123(R). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock options granted under the Company's stock option plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' graded vesting periods (in thousands, except per share amounts).

	Years Ended December 31
	2005	2004
Net income attributable to common stock:
Basic:
As reported	$12,444	$19,340
Pro forma	11,437	18,499
Diluted:
As reported	$12,444	$19,340
Pro forma	11,437	18,499
Net income per common share:
Basic:
As reported	$1.08	$1.74
Pro forma	0.99	1.66
Diluted:
As reported	$1.04	$1.65
Pro forma	0.96	1.58

The 1996 Management Recognition and Development Plan (MRP), a restricted stock grant plan, values shares awarded at their fair value, which is their intrinsic value on the date of the award grant. The expense of the award grants are accrued ratably over the five-year vesting period from the date of each award.

The Banner Corporation Long-Term Incentive Plan was initiated in June 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock (the excess of the fair market value of a share of the Company's common stock on the date of exercise over the fair market value of such share on the date granted) plus dividends declared on the Company stock and changes in the Bank's average earnings rate and under SFAS 123(R) is considered a stock appreciation right ("SAR"). Under SFAS 123(R) the Company is required to remeasure the fair value of a SAR each reporting period until the award is settled and compensation expense must be recognized each reporting period for changes in the SAR's fair value and vesting.

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


Note 2: RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Acquisition of F&M Bank: On December 12, 2006 BANR announced the signing of a definitive merger agreement with F&M Bank, Spokane, Washington, in a stock and cash transaction valued at approximately $98.8 million in cash and common stock for all of the outstanding common shares and stock options of F&M Bank. According to the terms of the definitive agreement and assuming all outstanding F&M Bank options are exercised, F&M Bank shareholders will receive .8498 shares of Banner Corporation common stock and $9.30 in cash for each F&M Bank share, plus a pro-ration of the annual cash dividend through the date of closing. The acquisition, which has been approved by the Boards of Directors of both companies, is subject to, among other contingencies, approval by regulators and F&M Bank shareholders. Founded in 1906 F&M Bank is a state chartered commercial community bank with $415 million in assets, $367 million in loans, $340 million in deposits and shareholders' equity of $38 million as of December 1, 2006. F&M Bank operates 13 branches in and around the Spokane, Washington area, the fourth largest metropolitan market in the Pacific Northwest. F&M Bank will merge into Banner Bank in connection with this transaction which, is expected to close during the second quarter of 2007.

Acquisition of San Juan Financial Holding Company: On December 19, 2006 BANR announced the signing of a definitive merger agreement with San Juan Financial Holding Company, the parent company of Islanders Bank, Friday Harbor, Washington, in a stock and cash transaction valued at approximately $40.8 million in cash and common stock for all of the outstanding common shares and stock options of San Juan Financial. According to the terms of the definitive agreement San Juan Financial shareholders will receive 2.2503 shares of Banner Corporation common stock and $16.48 in cash for each San Juan Financial share. The acquisition, which has been approved by the Boards of Directors of both companies, is subject to, among other contingencies, approval by regulators and San Juan Financial shareholders. Founded in 1981 Islanders Bank is a state chartered commercial community bank with $151.8 million in assets, $121.7 million in deposits, $112.6 million in loans and $17.2 million in shareholders' equity at December 31, 2006. Islanders Bank operates three full service branches in the North Puget Sound region and will operate as a separate entity owned by Banner Corporation. This transaction is expected to close during the second quarter of 2007.

Sale of $25 Million of Trust Preferred Securities: In December 2006, the Company completed the issuance of $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities. The trust preferred securities were issued by Banner Capital Trust VI, a special purpose business trust formed by the Company. The debentures have been recorded as a liability on the statement of financial condition and , subject to limitation under current Federal Reserve guidelines, a portion of the trust preferred securities qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering have been retained by the Company to provide future flexibility with respect to regulatory capital requirements. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holder of the trust preferred securities and debentures are entitled to receive cumulative cash distribution at a variable annual rate. The interest rate is reset quarterly to equal three month LIBOR plus 1.62 or 6.56% at issuance and at December 31, 2006. The Company's previously issued trust preferred securities have similar provisions but carry different interest rates than this most recent issuance, ranging from 6.94% to 9.09% at December 31, 2006. In accordance with Financial Interpretation No. (FIN) 46, the trusts are not consolidated with the Company's financial statements.

Insurance Recovery: In June 2006, Banner announced that it had reached a $5.5 million insurance settlement relating to losses incurred in 2001. The net amount of the settlement, after costs, resulted in a $5.4 million credit to other operating expenses and contributed approximately $3.4 million, or $0.28 per share, to second quarter earnings and earning for the year ended December 31, 2006.

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

Branch Expansion: Over the past three years the Company has invested significantly in expanding the Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington. This branch expansion is a significant element in the Company's strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow the Bank to proportionately reduce higher cost borrowings as a source of funds. From March 2004 through December 2006, the Bank has opened 16 new branch offices, relocated five additional branch offices and significantly refurbished its main office in Walla Walla. The Company is committed to continuing this branch expansion strategy for the next two to three years and has plans and projects in process for four new offices expected to open in the next twelve months and is exploring other opportunities which likely will result in additional new offices in 2007.

Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan ("Plan") effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of, and dividends declared on, Company stock and changes in the Bank's average earnings rate. The primary objective of the Plan is for executives who remain with the Company or the Bank for a sufficient period of time to share in the increases in the value of Company stock. Although the Plan benefits are tied to the value of Company stock, the Plan benefit is paid in cash rather than Company stock. Detailed information with respect to the plan was disclosed on a Form 8-K filed with SEC on July 19, 2006.

Note 3: ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Recently Adopted Accounting Standards: In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of


Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). We adopted SFAS No. 123(R) on January 1, 2006 using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to us, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered over periods after the adoption of SFAS No. 123(R). The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. (See Notes 1 and 17 for further discussion.)

Recently Issued Accounting Pronouncements: In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective for us on January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. FIN 48 is effective for us on January 1, 2007. We are currently evaluating the impact of the adoption of FIN 48 on our financial condition and results of operations; however, it is not expected to have a material effect.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards. No additional fair value measurements are required under this Statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to apply the disclosure provisions of SFAS No. 157 to all fair value measurements.

Note 4: CASH, DUE FROM BANKS AND CASH EQUIVALENTS
Cash, due from banks and cash equivalents consisted of the following (in thousands):
	December 31
	2006	2005
Cash on hand and due from banks	$68,317	$81,370
Cash equivalents:
Short-term cash investments	68	78
Federal funds sold	5,000	35,000
	$73,385	$116,448

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were reserves required by the FRB of $10.8 million and $8.2 million at December 31, 2006 and 2005, respectively.


Note 5: SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale are summarized as follows (dollars in thousands):

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$27,907	$3	$(615)	$27,295	12.1%
Municipal bonds:
Taxable	4,557	29	(31)	4,555	2.0%
Tax exempt	3,020	45	(21)	3,044	1.4%
Total municipal bonds	7,577	74	(52)	7,599	3.4%

Corporate bonds	37,542	71	(231)	37,382	16.5%
Mortgage-backed or related securities:
FHLMC certificates	38,863	2	(1,453)	37,412	16.5%
FHLMC collateralized mortgage obligations	27,628	--	(775)	26,853	11.9%
Total FHLMC mortgage-backed securities	66,491	2	(2,228)	64,265	28.4%

FNMA certificates	43,888	--	(945)	42,943	19.0%
FNMA collateralized mortgage obligations	18,020	--	(875)	17,145	7.6%
Total FNMA mortgage-backed securities	61,908	--	(1,820)	60,088	26.6%

Other collateralized mortgage obligations	26,679	--	(865)	25,814	11.4%

Equity securities:
FHLMC stock	1,022	1,539	(25)	2,536	1.1%
FNMA stock	1,003	69	--	1,072	0.5%
Other	60	42	--	102	0.0%
	$230,189	$1,800	$(5,836)	$226,153	100.0%

Proceeds from sales of securities during the year ended December 31, 2006 were $3,065,000. Gross gains of $65,000 and no gross losses were realized on those sales.


Note 5: SECURITIES AVAILABLE FOR SALE (continued)
	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$25,578	$1	$(658)	$24,921	9.6%
Municipal bonds:
Taxable	5,332	63	(61)	5,334	2.0%
Tax exempt	3,290	68	(35)	3,323	1.3%
Total municipal bonds	8,622	131	(96)	8,657	3.3%

Corporate bonds	44,351	322	(558)	44,115	17.0%
Mortgage-backed or related securities:
FHLMC certificates	44,921	13	(1,321)	43,613	16.8%
FHLMC collateralized mortgage obligations	34,657	7	(656)	34,008	13.0%
Total FHLMC mortgage-backed securities	79,578	20	(1,977)	77,621	29.8%

FNMA certificates	51,026	--	(972)	50,054	19.2%
FNMA collateralized mortgage obligations	21,778	--	(850)	20,928	8.0%
Total FNMA mortgage-backed securities	72,804	--	(1,822)	70,982	27.2%

Other collateralized mortgage obligations	31,069	--	(766)	30,303	11.6%

Equity securities:
FHLMC stock	1,022	1,491	--	2,513	1.0%
FNMA stock	1,003	56	(8)	1,051	0.4%
Other	60	61	--	121	0.1%
	$264,087	$2,082	$(5,885)	$260,284	100.0%

Proceeds from sales of securities during the year ended December 31, 2005 were $202,725,000. Gross gains of $225,000 and gross losses of $7,527,000 were realized on those sales.

At December 31, 2006 and 2005, the Company's investment portfolio did not contain any securities of an issuer (other than the U.S. Government, its agencies and U.S. Government sponsored entities) which had an aggregate book value in excess of 10% of the Company's stockholders' equity at those dates.

At December 31, 2006, an aging of unrealized losses and fair value of related available-for-sale securities were as follows (in thousands):

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U. S. Government and agency obligations	$--	$--	$24,727	$(615)	$24,727	$(615)

Municipal bonds	--	--	5,082	(52)	5,082	(52)

Corporate bonds	6,449	(49)	7,907	(182)	14,356	(231)

Mortgage-backed or related securities	5,600	(25)	143,441	(4,888)	149,041	(4,917)

Equity securities	974	(25)	--	--	974	(25)
	$13,023	$(99)	$181,157	$(5,737)	$194,180	$(5,836)


Management does not believe that any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were 51 and 52 available for sale securities with unrealized losses at December 31, 2006 and 2005, respectively.

The amortized cost and estimated fair value of securities available for sale at December 31, 2006 and 2005, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	fair value	Cost	fair value

Due in one year or less	$7,305	$7,266	$920	$923
Due after one year through five years	25,661	25,186	30,653	29,812
Due after five years through ten years	5,559	5,391	6,090	5,905
Due after ten years through twenty years	75,349	73,125	89,545	87,603
Due after twenty years	114,230	111,475	134,794	132,356
	228,104	222,443	262,002	256,599
Equity securities	2,085	3,710	2,085	3,685
	$230,189	$226,153	$264,087	$260,284

Note 6: SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (dollars in thousands):

	December 31, 2006
			Gross	Gross	Estimated
	Percent	Amortized	unrealized	unrealized	fair
	of total	cost	gains	losses	value

Municipal bonds:
Taxable	0.2%	99	1	--	100
Tax Exempt	83.1%	39,773	377	(86)	40,064
	83.3%	39,872	378	(86)	40,164

Corporate bonds	16.7%	8,000	844	--	8,844

	100.0%	$47,872	$1,222	$(86)	$49,008


Note 6: SECURITIES HELD TO MATURITY(continued)
December 31, 2005
			Gross	Gross	Estimated
	Percent	Amortized	unrealized	unrealized	fair
	of total	cost	gains	losses	value
Mortgage-backed securities:
FNMA certificates	0.1%	$67	$5	$--	$72

Municipal bonds:
Taxable	3.2%	1,611	12	--	1,623
Tax Exempt	81.5%	41,521	464	(78)	41,907
	84.7%	43,132	476	(78)	43,530

Corporate bonds	15.2%	$7,750	$1,046	$--	$8,796

	100.0%	$50,949	$1,527	$(78)	$52,398

At December 31, 2006, an aging of unrealized losses and fair value of related held-to-maturity securities were as follows (in thousands):

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal bonds	$2,523	$(4)	$14,929	$(82)	$17,452	$(86)

Management does not believe that any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were 28 and 25 held-to-maturity securities with unrealized losses at December 31, 2006 and 2005, respectively.

The amortized cost and estimated fair value of securities held to maturity at December 31, 2006 and 2005, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2006		December 31, 2005
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$--	$--	$315	$317
Due after one year through five years	4,055	4,081	1,624	1,634
Due after five years through ten years	12,235	12,259	9,687	9,754
Due after ten years through twenty years	15,830	15,977	23,284	23,498
Due after twenty years	15,752	16,691	16,039	17,195
	$47,872	$49,008	$50,949	$52,398

Note 7: ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities and cash equivalents for the periods indicated (in thousands):

	Years Ended December 31

	2006	2005	2004

Taxable interest income	$5,375	$9,244	$9,197
Tax-exempt interest income	1,930	2,045	1,861
Other stock-dividend income	157	166	118
FHLB stock-dividend income (reversal)	36	(29)	1,180
Total income from securities and cash equivalents	$7,498	$11,426	$12,356


Note 8: LOANS RECEIVABLE

Loans receivable at December 31, 2006 and 2005 are summarized as follows (dollars in thousands) (includes loans held for sale):

	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Loans:
Commercial real estate	$596,488	20.1%	$555,889	22.8%
Multifamily real estate	147,311	5.0	144,512	5.9
Commercial construction	98,224	3.3	51,931	2.1
Multifamily construction	39,908	1.3	62,624	2.6
One- to four-family construction	570,501	19.2	348,661	14.3
Land and land development	402,665	13.6	228,436	9.4
Commercial business	467,745	15.8	442,232	18.1
Agricultural business, including secured by farmland	163,518	5.5	147,562	6.0
One- to four-family real estate	361,625	12.2	365,903	15.0

Consumer	50,826	1.7	42,573	1.8
Consumer secured by one- to four family	67,179	2.3	49,408	2.0
Total consumer	118,005	4.0	91,981	3.8

Total loans outstanding	2,965,990	100.0%	2,439,731	100.0%

Less allowance for loan losses	(35,535)		(30,898)

Total net loans at end of period	$2,930,455		$2,408,833

Loan amounts are net of net unearned, unamortized loan fees of $9,507,000 and $10,241,000 at December 31, 2006 and 2005, respectively.

Loans receivable includes $593,000 and $104,000 of loans at December 31, 2006 and 2005, respectively, that were more than 90 days delinquent and still on accrual of interest.

Loans serviced for others totaled $361,126,000 and $239,316,000 at December 31, 2006 and 2005, respectively. Custodial accounts maintained in connection with this servicing totaled $3,427,000 and $2,272,000 at December 31, 2006 and 2005, respectively.

The Company's outstanding loan commitments totaled $1,072,983,000 and $981,937,000 at December 31, 2006 and 2005, respectively. In addition, the Company had outstanding commitments to sell loans of $22,292,000 and $18,498,000 at December 31, 2006 and 2005, respectively.

A substantial portion of the loans are to borrowers in the states of Washington, Oregon and Idaho. Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The Company's loans by geographic concentration at December 31, 2006 were as follows (in thousands):

	Washington	Oregon	Idaho	Other	Total
Loans:
Commercial real estate	$414,991	$105,507	$39,706	$36,284	$596,488
Multifamily real estate	118,982	12,652	4,795	10,882	147,311
Construction and land	474,101	504,628	116,964	15,605	1,111,298
Commercial business	326,406	73,544	61,349	6,446	467,745
Agricultural business, including secured by farmland	67,534	48,214	46,966	804	163,518
One-to four-family real estate	320,813	22,326	10,075	8,411	361,625

Consumer	32,838	14,716	1,795	1,477	50,826
Consumer secured by one- to four-family real estate	51,660	11,328	3,311	880	67,179
Total consumer	84,498	26,044	5,106	2,357	118,005

	$1,807,325	$792,915	$284,961	$80,789	$2,965,990
Percent of total loans	61.0%	26.7%	9.6%	2.7%	100.0%


The Company's loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Such loans had the following balances and activity during 2006 and 2005 (in thousands):

	Years Ended December 31
	2006	2005
Balance at beginning of year	$7,639	$12,073
New loans or advances	10,522	13,498
Repayments and adjustments	(11,277)	(17,932)
Charge-offs	--	--
Net change due to addition/retirement of Directors/Officers	--	--

Balance, end of period	$6,884	$7,639

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

	December 31, 2006		December 31, 2005
	Loan amount	Allocated reserves	Loan amount	Allocated reserves

Impaired loans:
Non-accrual	$13,463	$2,650	$10,349	$1,703
Accrual	--	--	--	--

	$13,463	$2,650	$10,349	$1,703

As of December 31, 2006, the Company has additional commitments to advance funds up to an amount of $3,342,000 related to impaired loans.

The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Years Ended December 31

	2006	2005	2004

Average balance of impaired loans	$10,546	$14,033	$21,578
Interest income recognized	--	--	--

For the years ended December 31, 2006, 2005 and 2004, additional interest income of $1,287,000, $1,125,000 and $772,000, respectively, would have been recorded had non-accrual loans been current.

The Company originates both adjustable- and fixed-rate loans. At December 31, 2006 and 2005, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31
	2006	2005
Fixed-rate (term to maturity):
Due in one year or less	$89,883	$105,348
Due after one year through three years	123,263	85,359
Due after three years through five years	127,725	123,210
Due after five years through ten years	106,688	99,057
Due after ten years	301,784	282,754
	$749,343	$695,728
Adjustable-rate (term to rate adjustment):
Due in one year or less	$1,683,716	$1,229,087
Due after one year through three years	271,401	199,121
Due after three years through five years	243,555	299,988
Due after five years through ten years	17,542	14,965
Due after ten years	433	842
	2,216,647	1,744,003
	$2,965,990	$2,439,731

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to various prime (The Wall Street Journal) or LIBOR rates, or One to Five Year Constant Maturity Treasury Indices. Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that primarily have been utilized to fund these loans.


The Bank has invested, as of December 31, 2006, $2,593,000 in four limited partnerships, Homestead Equity Fund (HEF), II, III IV and Homestead Western Communities Fund (HWCF) that develop low income housing projects. The Bank's partnership interests commit it to invest up to $11,000,000 in the partnerships. In connection with HEF II and HWCF project developments, the Bank also made commercial loans to the partnerships that have outstanding balances of $2,029,000 and $5,619,000 respectively at December 31, 2006. The Bank is committed on these loans to advance up to a combined amount of $14,445,000. The loans are secured by notes from the limited partners, which includes the Bank, to make capital contributions to the partnership.

Note 9: ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

	Years Ended December 31

	2006	2005	2004

Balance, beginning of period	$30,898	$29,610	$26,060

Provision	5,500	4,903	5,644
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	77	--	3
Commercial	75	187	519
Multifamily	--	6	--
Construction and land	507	259	14
Commercial business	1,112	713	986
Agricultural business	72	70	15
Consumer	55	91	50
	1,898	1,326	1,587
Loans charged off:
Secured by real estate:
One- to four-family	(62)	(135)	(100)
Commercial	--	(521)	(1,313)
Multifamily	--	(8)	--
Construction and land	--	(218)	(347)
Commercial business	(1,632)	(1,692)	(1,518)
Agricultural business	(759)	(1,886)	(41)
Consumer	(308)	(481)	(362)
	(2,761)	(4,941)	(3,681)

Net charge-offs	(863)	(3,615)	(2,094)

Balance, end of period	$35,535	$30,898	$29,610

Ratio of allowance to net loans before allowance for loan losses	1.20%	1.27%	1.41%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.03%	0.16%	0.11%

The following is a schedule of the Company's allocation of the allowance for loan losses (dollars in thousands):

	December 31
	2006	2005	2004
Specific or allocated loss allowance:
Secured by real estate:
One- to four-family	$1,420	$860	$782
Commercial	5,129	4,566	5,046
Multifamily	886	839	539
Construction and land	11,717	7,223	5,556
Commercial business	10,513	9,741	9,226
Agricultural business	2,417	3,502	3,628
Consumer	903	561	464
Total allocated	32,985	27,292	25,241
Estimated allowance for undisbursed commitments	513	156	197
Unallocated	2,037	3,450	4,369
Total allowance for loan losses	$35,535	$30,898	$29,610

Ratio of allowance for loan losses to non-performing loans	253%	296%	186%


Note 10: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2006 and 2005 are summarized as follows (in thousands):

	December 31
	2006	2005

Buildings and leasehold improvements	$47,412	$40,767
Furniture and equipment	31,688	31,009
	79,100	71,776
Less accumulated depreciation	(29,474)	(29,551)
	49,626	42,225
Land	8,377	7,980

	$58,003	$50,205

The Bank's depreciation expense related to property and equipment was $6,081,000, $4,946,000and $3,348,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Bank's rental expense was $4,644,000, $4,057,000, and $3,315,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Bank's obligation under long-term property leases over the next five years is as follows: 2007, $5,216,000; 2008, $4,216,000; 2009, $3,424,000; 2010, $2,220,000; 2011, $1,888,000; and thereafter, $10,497,000.

At December 31, 2006, the Bank had entered into various contractual obligations, generally related to the construction or remodel of various premises. Total commitments related to those contractual obligations were $6.5 million, with $4.5 million remaining unpaid against those commitments at year end.


Note 11: DEPOSITS

Deposits consist of the following at December 31, 2006 and 2005 (dollars in thousands):

	December 31 2006	Percent of Total	December 31 2005	Percent of Total

Demand, NOW and money market accounts, including non-interest-bearing deposits at December 31, 2006 and 2005 of $332,372 and $328,840, respectively, 0% to 5.55%	$873,161	31.2%	$967,992	41.7%

Regular savings, 0% to 5.12%	364,957	13.1	153,218	6.6

Certificate accounts:
0.00% to 2.00%	33	--	4,365	0.2
2.01% to 4.00%	144,439	5.2	818,964	35.2
4.01% to 6.00%	1,405,363	50.3	367,314	15.8
6.01% to 7.79% for 2006; to 7.50% for 2005	6,639	0.2	11,460	0.5
	1,556,474	55.7	1,202,103	51.7

	$2,794,592	100.0%	$2,323,313	100.0%

Deposits at December 31, 2006 and 2005 included public funds of $257,369,000 and $170,766,000, respectively. Securities with a carrying value of $33,348,000 and $26,459,000 were pledged as collateral on these deposits at December 31, 2006 and 2005, respectively, which exceeded the minimum collateral requirements established by state regulations.

Deposits at December 31, 2006 and 2005 included deposits from the Company's directors, executive officers and related entities, totaling $6,155,000 and $5,939,000, respectively.

Scheduled maturities of certificate accounts at December 31, 2006 and 2005 are as follows (in thousands):

	December 31
	2006	2005
Due in one year or less	$1,351,922	$899,617
Due after one year through two years	109,890	193,880
Due after two years through three years	42,416	56,725
Due after three years through four years	16,406	21,036
Due after four years through five years	23,294	17,680
Due after five years	12,546	13,165
	$1,556,474	$1,202,103

Included in deposits are certificate accounts in excess of $100,000 of $895,215,000 and $718,723,000 at December 31, 2006 and 2005, respectively. Interest on deposit accounts in excess of $100,000 totaled $39,352,000 for the year ended December 31, 2006 and $22,271,000 for the year ended December 31, 2005.


The following table sets forth the deposit activities of the Bank for the periods indicated (in thousands):

	Years Ended December 31

	2006	2005	2004
Beginning balance	$2,323,313	$1,925,909	$1,670,940

Net increase (decrease) before interest credited	381,292	345,151	219,902
Interest credited	89,987	52,253	35,067
Net increase in deposits	471,279	397,404	254,969

Ending balance	$2,794,592	$2,323,313	$1,925,909

Deposit interest expense by type for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

	Years Ended December 31
	2006	2005	2004

Certificates	$62,314	$37,137	$27,339
Demand, NOW and money market accounts	18,485	11,642	6,755
Regular savings	9,188	3,474	973
	$89,987	$52,253	$35,067

Note 12: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Bank has entered into borrowing arrangements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB. Additionally, specific securities with a carrying value of $50,502,000 at December 31, 2006 are pledged as security for the loans along with a blanket pledge of qualifying loans receivable. At December 31, 2006, FHLB advances were scheduled to mature as follows (dollars in thousands):

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	5.63%	$13,500	5.16%	$146,930	5.20%	$160,430
Due after one year through two years	--	--	3.24	17,000	3.24	17,000
	5.63%	$13,500	4.96%	$163,930	5.01%	$177,430

* Weighted average interest rate

The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	Years Ended December 31
	2006	2005	2004

Maximum outstanding at any month end	$388,930	$594,958	$612,358
Average outstanding	295,228	522,624	568,908
Year-end outstanding	177,430	265,030	583,558
Weighted average interest rates:
Annual	4.86%	4.19%	3.57%
End of period	5.01%	4.13%	3.77%
Interest expense during the period	$14,354	$21,906	$20,336

As of December 31, 2006, the Bank has established a borrowing line with the FHLB to borrow up to the lesser of 35% of its total assets or adjusted qualifying collateral which would give it a maximum total credit line of $587,047,000 at December 31, 2006.


Note 13: OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other short-term borrowings.

Retail Repurchase Agreements and Other Short-term Borrowings: At December 31, 2006, retail repurchase agreements carry interest rates ranging from 2.23% to 5.00%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $89,809,000. The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.

A summary of retail repurchase agreements at December 31, 2006 and 2005 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2006		2005
	Weighted average rate		Weighted average rate

		Balance		Balance
Retail repurchase agreements:
Due in one year or less	3.66%	$76,397	2.85%	$51,603
Due after one year through two years	--	--	1.98	135
Due after five years	5.00	428	5.00	428
	3.67%	$76,825	2.87%	$52,166

Other short-term borrowings:
Due in one year or less	--%	$--	4.88%	$26,000
Total retail repurchase agreements and other short-term borrowings	3.67%	$76,825	5.30%	$78,166

The maximum, average outstanding and year-end balances and average interest rates on retail repurchase agreements and other short-term borrowings, such as Fed Funds, were as follows for the years ended December 31, 2006, 2005 and 2004, respectively (dollars in thousands):

	Years Ended December 31

	2006	2005	2004

Maximum outstanding at any month end	$92,853	$78,166	$47,124
Average outstanding	72,475	44,142	32,789
Year-end outstanding	76,825	78,166	38,358
Weighted average interest rates:
Annual	3.58%	2.20%	1.46%
End of period	3.67%	5.30%	1.49%
Interest expense during the period	$2,594	$971	$478

Wholesale Repurchase Agreements: The table below outlines the wholesale repurchase agreements as of December 31, 2006 and 2005. The agreements to repurchase are secured by mortgage-backed securities with a carrying value of $27,107,000 at December 31, 2006. The broker holds the security while the Bank continues to receive the principal and interest payments from the security. Upon maturity of the agreement, the pledged securities will be returned to the Bank.

A summary of wholesale repurchase agreements at December 31, 2006 and 2005 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2006		2005
	Weighted average rate		Weighted average rate

		Balance		Balance
Wholesale repurchase agreements:
Due in one year or less	5.38%	$26,359	4.36%	$18,683


The maximum, average outstanding and year-end balances and average interest rates on wholesale repurchase agreements were as follows for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	Years Ended December 31

	2006	2005	2004

Maximum outstanding at any month end	$27,699	$28,669	$50,967
Average outstanding	22,138	24,197	40,127
Year-end outstanding	26,359	18,683	29,758
Weighted average interest rates:
Annual	5.19%	3.28%	1.43%
End of period	5.38%	4.36%	2.38%
Interest expense during the period	$1,150	$794	$573

Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities: At December 31, 2006, six wholly-owned subsidiary grantor trusts, Banner Capital Trust I, II, III, IV, V and VI (BCT I, II, III, IV, V and VI), established by the Company had issued $120 million of pooled trust preferred securities as well as $3.7 million of common capital securities which were issued to the Company. Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

BCT I, the initial issue of $25 million, has a current interest rate of 9.09%, which is reset semi-annually to equal six-month LIBOR plus 3.70%. BCT II, the second issue, for $15 million, has a current interest rate of 8.72%, which is reset quarterly to equal three-month LIBOR plus 3.35%. BCT III, the third issue, also for $15 million, has a current interest rate 8.27%, which is reset quarterly to equal three-month LIBOR plus 2.90%. BCT IV, the fourth issue, also for $15 million has a current interest rate of 8.22% which is reset quarterly to equal three-month LIBOR plus 2.85%.

BCT V, the fifth issue, for $25 million has a current interest rate of 6.94% which is reset quarterly to equal three-month LIBOR plus 1.57%.

BCT VI, the sixth issue, for $25 million has a current interest rate of 6.56% which is reset quarterly to equal three-month LIBOR plus 1.62%.

The following tables are a summary of trust preferred securities at December 31, 2006 and 2005 (dollars in thousands):

	December 31, 2006
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Per Annum Interest Rate	Extension Period	Redemption Option
Banner Capital Trust I	$25,000	$774	$25,774	2032	9.09	Ten Consecutive Annual Periods	On or after April 22, 2007
Banner Capital Trust II	15,000	464	15,464	2033	8.72	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	8.27	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	8.22	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	6.94	20 Consecutive Quarters	On or after November 23, 2010
Banner Capital Trust VI	25,000	774	25,774	2037	6.56	20 Consecutive Quarters	On or after March 1, 2012
Total TPS Liability	$120,000	$3,716	$123,716		7.86%


	December 31, 2005
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Per Annum Interest Rate	Extension Period	Redemption Option
Banner Capital Trust I	$25,000	$774	$25,774	2032	8.15%	Ten Consecutive Annual Periods	On or after April 22, 2007
Banner Capital Trust II	15,000	464	15,464	2033	7.50	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	7.05	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	7.00	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	5.95	20 Consecutive Quarters	On or after November 23, 2010
Total TPS Liability	$95,000	$2,942	$97,942		7.11%

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

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company's tax bad debt reserves subject to recapture in these circumstances approximates $5,318,000 at December 31, 2006. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired institution. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

The provision for income taxes for the years ended December 31, 2006, 2005, and 2004 differs from that computed at the statutory corporate tax rate as follows (in thousands):

	Years Ended
	December 31
	2006	2005	2004
Taxes at statutory rate	$16,660	$5,907	$9,774
Increase (decrease) in taxes:
Tax-exempt interest	(647)	(667)	(622)
Investment in life insurance	(542)	(525)	(585)
State income taxes net of federal tax benefit	587	98	254
Tax credits	(841)	(509)	(388)
Other	219	128	152
Provision for income taxes	$15,436	$4,432	$8,585


The provision for income tax expense for the years ended December 31, 2006, 2005 and 2004 is composed of the following (in thousands):

	Years Ended
	December 31
	2006	2005	2004

Current	$15,281	$5,130	$10,503
Deferred	155	(698)	(1,918)
	$15,436	$4,432	$8,585

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company's net deferred tax assets (liabilities) at December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31
	2006	2005
Deferred tax assets:
Loan loss reserves per books	$13,028	$10,921
Deferred compensation and vacation	3,715	3,336
Book vs. tax amortization of intangibles	260	209
Book vs. tax amortization of loan acquisition premiums	307	276
Deferred servicing rights	11	12
Other	530	40
	17,851	14,794

Deferred tax liabilities:
Change in method of accounting for amortization of premium and discount on investments	--	15
FHLB stock dividends	6,013	5,788
Depreciation	1,905	1,997
Deferred loan fees, servicing rights and loan origination costs	3,621	546
Book vs. tax amortization of deposit acquisition premium	192	173
Other	--	--
	11,731	8,519
	6,120	6,275
Income tax benefit related to unrealized loss on securities available for sale	1,413	1,331
Deferred tax asset, net	$7,533	$7,606

Management has evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the deferred tax assets and no valuation is considered necessary.

Note 15: EMPLOYEE BENEFIT PLANS

The Bank has its own profit sharing plan for all eligible employees. The plan is funded annually at the discretion of the Board of Directors. Contributions charged to operations for the years ended December 31, 2006, 2005 and 2004 were $1,112,000, $1,013,000 and $796,000, respectively.

The Bank has entered into a salary continuation agreement with certain members of its senior management. This program was funded by purchasing single premium life insurance contracts. The program provides for aggregate continued annual compensation for all participants totaling $186,000 for life with a 15-year guarantee. Participants vest ratably each plan year until retirement, termination, death or disability. The Bank is recording the salary continuation obligation over the estimated remaining service lives of the participants. Expenses related to this program for the years ended December 31, 2006, 2005 and 2004 were $157,000, $578,000 and $191,000, respectively. The plan's projected benefit obligation is $2,159,000, of which $2,069,300 was vested at December 31, 2006. At December 31, 2006, an accumulated benefit obligation of $2,087,100 and cash value of life insurance of $3,187,000 were recorded. At December 31, 2005, an obligation of $2,052,300 and cash value of life insurance of $3,087,000 were recorded. Increases in cash surrender value and related net earnings from the life insurance contracts partially offset the expenses of this program.

The Bank also has a non-qualified, non-contributory retirement compensation plan for certain employees whose benefits are based upon a percentage of defined participant compensation. Expenses related to the plan included in the years ended December 31, 2006, 2005 and 2004 results of operations were $49,000, $98,000 and $48,000, respectively. The recorded liability under this plan was $788,400 and $843,200 on December 31, 2006 and 2005, respectively. The Bank is carrying life insurance on these employees to partially offset the cost of the plan. The policies had recorded cash surrender values of $738,000 and $674,000 at December 31, 2006 and 2005, respectively.

The Company and the Bank also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain employees. The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses until the future. Compensation is charged to expense in the period earned. In order to fund the plans' future obligations the Company has purchased life insurance polices, contributed to money market investments and purchased common stock of the Company which are held in a "Rabbi Trust." As the Company is the owner of the investments and beneficiary of life insurance contracts, and in order to reflect the Company's policy to pay benefits equal to accumulations, the assets and liabilities under the plans are reflected in the consolidated balance sheets of the Company. Common stock of


the Company held for such plans is reported as a contra-equity account and was recorded at original cost of $6,973,000 at December 31, 2006 and $7,989,000 at December 31, 2005. The money market investments and cash surrender value of the life insurance policies are included in other assets.

During the year ended December 31, 2001, the Company adopted a Supplemental Executive Retirement Program (SERP) for selected senior executives. At termination of employment at or after attaining age 62 with at least 15 years of service or age 65, an executive's annual benefit under the SERP would be computed as the product of 3% of the executive's final average compensation (defined as the three calendar years of executive's annual cash compensation, including bonuses, which produce the highest average within the executive's final eight full calendar years of employment) and the executive's annual years of service, reduced by certain amounts, such as the amount payable to the executive under the Company's 401(k) profit sharing plan and its ESOP, employer-contributed deferred compensation, and any amount payable to the executive under the salary continuation agreements described above. The maximum benefit would be 60% of final average compensation, less applicable reductions. A reduced benefit is payable at termination of employment at or after attaining age 59.5 with at least 15 years of service. Expenses relating to this SERP totaled $297,000, $277,000 and $660,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The recorded liability relating to this SERP was $2,440,000 and $2,201,000 at December 31, 2006 and December 31, 2005, respectively.

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

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control of the Company. Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability or change in control of the Company will not receive any benefit. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits are payable upon death, retirement, early retirement, disability or separation from service. The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP compensation expense for the years ended December 31, 2006, 2005 and 2004 was $2,235,000, $2,245,000 and $1,745,000, respectively.

A summary of key transactions for the ESOP follows:

	Years Ended December 31
	2006	2005	2004

ESOP contribution expense	$2,235,000	$2,245,000	$1,745,000

Total contribution to ESOP/Debt service	779,600	945,700	838,600

Interest portion of debt service	262,500	315,900	358,000

Dividends on unallocated ESOP shares used to reduce ESOP contribution	217,300	254,700	281,000

As of December 31, 2006, the Company has 240,381 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $10,658,000 at December 31, 2006. The ESOP held 636,953 allocated, earned shares at December 31, 2006.


Note 17: STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs). In addition, during 2006 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan.

MRP Stock Grants: Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees. On July 26, 2006, this stock program expired with 522,660 shares having been granted and no additional shares eligible to be granted. Shares granted under the MRP vest ratably over a five-year period from the date of grant. The Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004 reflect accruals of $186,000, $184,000 and $150,000, respectively, for these grant awards. The MRP stock grants' fair value equals their intrinsic value on the date of grant.

A summary of the Company's unvested MRP shares activity during the years ended December 31, 2004, 2005 and 2006 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2003	31,011	$18.73
Granted	9,550	28.23
Vested	(7,100)	18.30
Forfeited	--	--
Unvested at December 31, 2004	33,461	$21.20

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2004	33,461	$21.20
Granted	3,025	25.25
Vested	(8,406)	20.65
Forfeited	--	--
Unvested at December 31, 2005	28,080	$21.80

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2005	28,080	$21.80
Granted	--	--
Vested	(8,720)	21.21
Forfeited	--	--
Unvested at December 31, 2006	19,360	$22.07

Stock Options: Under the SOPs, the Company reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees. Authority to grant additional options under the 1996 Plan terminated on July 26, 2006. There are 53,747 options currently eligible for grants under the 1998 and 2001 plans. The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant. Such options have graded vesting of 20% per year from the date of grant and any unexercised options will expire ten years after date of grant or 90 days after employment or service ends.

There were no stock options granted by the Company during the year ended December 31, 2006. Also, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $553,000 for the year ended December 31, 2006. The SOPs' stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. Assumptions used in the Black-Scholes model are an expected volatility based on the six-month historical volatility at the date of the grant. The expected term is based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

Years Ended December 31

	2006	2005		2004
Annual dividend yield	N/A	2.31 to 2.69%		2.05 to 2.44%
Expected volatility	N/A	29.2 to 31.2%		31.2 to 34.2%
Risk free interest rate	N/A	3.73 to 4.28%		2.72 to 4.78%
Expected lives	N/A	5 to 9	yrs	5 to 9	yrs


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

A summary of the Company's SOP stock compensation activity for the years ended December 31, 2004, 2005 and 2006 follows (dollars in thousands, except shares and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2003	1,700,890	$15.18
Granted	174,800	30.03
Exercised	(508,271)	13.30		$6,345
Forfeited	(15,232)	17.88
Outstanding at December 31, 2004	1,352,187	$17.78	3.8	$18,133

Outstanding at December 31, 2004	1,352,187	$17.78
Granted	30,150	26.37
Exercised	(329,084)	13.48		$5,108
Forfeited	(29,580)	18.84
Outstanding at December 31, 2005	1,023,673	$19.38	4.2	$12,100

Outstanding at December 31, 2005	1,023,673	$19.38
Granted	--
Exercised	(294,773)	15.15		$8,606
Forfeited	(15,440)	23.97
Outstanding at December 31, 2006	713,460	$20.49	5.5	$17,013

Vested at December 31, 2006 and expected to vest	704,316	$20.45	5.5	$16,829

Exercisable at December 31, 2006	501,650	$18.97	4.8	$12,726

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the option.

A summary of the Company's unvested stock option activity with respect to the years ended December 31, 2004, 2005 and 2006 follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2003	486,786
Granted	174,800	$7.35
Vested	(175,170)
Forfeited	(12,399)

Unvested at December 31, 2004	474,017

Unvested at December 31, 2004	474,017
Granted	30,150	$7.65
Vested	(144,812)
Forfeited	(18,700)

Unvested at December 31, 2005	340,655

Unvested at December 31, 2005	340,655	$7.71
Granted	--	--
Vested	(118,095)	7.98
Forfeited	(10,750)	7.57

Unvested at December 31, 2006	211,810	$7.57

There were no stock options granted to employees during the year ended December 31, 2006.


The Company had $468,000 of total unrecognized compensation costs related to stock options at December 31, 2006 that are expected to be recognized over a remaining period of 3.3 years.

During the year ended December 31, 2006, $4.5 million was received from the exercise of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company's condensed consolidated statements of income (in thousands):

	Years Ended December 31

	2006	2005	2004
Salary and employee benefits	$738	$184	$150
Total decrease in income before income taxes	738	184	150
Decrease in provision for income taxes	(107)	(66)	(54)

Decrease in net income	$631	$118	$96

Financial data pertaining to outstanding stock options granted or assumed as a result of certain acquisitions at December 31, 2006 were as follows:

	Weighted average		Weighted average	Weighted average
	exercise price	Number of	option shares	exercise price	Remaining
Exercise	of option shares	option shares	vested and	of option shares	contractual
Price	granted	granted	exercisable	exercisable	life

$12.29 to 13.95	$13.43	115,998	115,998	$13.43	3.5 yrs
14.89 to 15.96	15.72	139,450	81,390	15.71	6.3 yrs
16.43 to 17.84	16.63	85,655	83,705	16.62	4.5 yrs
18.09 to 19.82	19.19	54,967	35,867	19.20	5.5 yrs
20.02 to 21.48	21.13	38,261	34,461	21.14	2.9 yrs
22.05 to 23.28	22.31	88,179	78,379	22.29	4.0 yrs
25.25 to 25.28	25.25	21,650	5,730	25.26	8.1 yrs
26.23 to 27.80	26.34	52,300	20,920	26.34	7.3 yrs
28.93 to 29.66	29.47	8,000	1,600	29.47	8.1 yrs
31.71	31.71	109,000	43,600	31.71	8.0 yrs

	$20.49	713,460	501,650	$18.97

Banner Corporation Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan ("Plan") effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in the Bank's average earnings rate and under SFAS 123(R) is considered a stock appreciation right ("SAR"). Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company's common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting. Vesting is upon the completion of 60 months of continuous service from the date of grant; provided, that at that time the SAR holder directly owns (other than through a qualified plan) Banner Corporation Stock equal in value to at least 50 percent of his base salary. The primary objective of the Plan is for executives who remain with the Company or the Bank for a sufficient period of time to share in the increases in the value of Company stock. Detailed information with respect to the plan was disclosed on a Form 8-K filed with SEC on July 19, 2006. SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting. On a year-to-date basis, the Company recognized compensation expense of $151,000 related to the increase in the fair value of SARs and additional vesting during the period.

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


The Company may not declare or pay cash dividends on, or repurchase, any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The following table shows the regulatory capital ratios of the Company and the Bank and the minimum regulatory requirements:

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well- capitalized" under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
December 31, 2006:
The Company-consolidated
Total capital to risk-weighted assets	$372,790	11.80%	$252,644	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	300,884	9.53	126,322	4.00	N/A	N/A
Tier 1 leverage capital to average assets	300,884	8.76	137,444	4.00	N/A	N/A

The Bank
Total capital to risk- weighted assets	338,211	10.73	252,087	8.00	$315,108	10.00%
Tier 1 capital to risk- weighted assets	301,945	9.58	126,043	4.00	189,065	6.00
Tier 1 leverage capital to average assets	301,945	8.80	137,198	4.00	171,498	5.00

December 31, 2005:
The Company-consolidated
Total capital to risk-weighted assets	$317,525	12.29%	$206,745	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	262,765	10.17	103,372	4.00	N/A	N/A
Tier 1 leverage capital to average assets	262,765	8.59	122,411	4.00	N/A	N/A

The Bank
Total capital to risk- weighted assets	281,757	10.93	206,267	8.00	$257,834	10.00%
Tier 1 capital to risk- weighted assets	250,139	9.70	103,134	4.00	154,700	6.00
Tier 1 leverage capital to average assets	250,139	8.19	122,173	4.00	152,716	5.00

Company management believes that under the current regulations as of December 31, 2006, the Company and the Bank individually met all capital adequacy requirements to which they were subject. Further, there have been no conditions or events since that date that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Bank. However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet is capital requirements.

Note 19: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Bank holds a security interest. Based upon the information known to management at this time, the Company and the Bank are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2006.

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


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

Note 21: GOODWILL AND INTANGIBLES

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is no longer amortized but is reviewed annually for impairment. Other intangible assets are amortized over their useful lives. The following table provides the gross carrying value and accumulated amortization for intangible assets as of December 31, 2006 and 2005 (in thousands):

Goodwill and intangibles consisted of the following (in thousands):
	December 31
	2006	2005
Costs in excess of net assets acquired (goodwill) net of accumulated amortization
of $12,594,000	$36,229	$36,229

Refundable membership(s)	39	--

Core deposit intangible, net of accumulated amortization of $714,000 and $683,000, respectively	--	31

Internet domain name, net of accumulated amortization of $6,000 and $5,000, respectively	19	20

	$36,287	$36,280


Intangible Assets: The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill is as follows (in thousands):

	December 31, 2006
	Gross	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core Deposit Intangible (CDI)	$714	$(714)	$--
Mortgage Servicing Rights (MSR)*	3,513	(829)	2,684
Refundable membership(s)	39	--	39
Internet Domain Name	25	(6)	19
	$4,291	$(1,549)	$2,742

	December 31, 2005
	Gross	Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core Deposit Intangible (CDI)	$714	$(683)	$31
Mortgage Servicing Rights (MSR)*	2,188	(628)	1,560
Internet Domain Name	25	(5)	20
	$2,927	$(1,316)	$1,611

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income. Mortgage servicing rights are recorded on an individual basis with the gross carrying amount and accumulated amortization fully written off if the loan repays in full.

Amortization expense for the years ended December 31, 2006, 2005 and 2004 includes $31,000, $87,000 and $142,000, respectively, of expense related to the CDI amortization and $518,000, $507,000 and $489,000, respectively, of expense related to the MSR amortization. MSRs capitalized/recognized for the years ended December 31, 2006, 2005 and 2004 were $1,643,000, $502,000 and $78,000, respectively.

Estimated amortization expense in future years with respect to existing intangibles (in thousands):

		Internet
Year Ended	MSR	Domain Name	TOTAL
December 31, 2007	$537	$2	$539
December 31, 2008	449	2	451
December 31, 2009	376	2	378
December 31, 2010	314	2	316
December 31, 2011	262	2	264

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

	Years Ended December 31
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Assets:
Cash and due from banks	$73,385	$73,385	$116,448	$116,448
Securities available for sale	226,153	226,153	260,284	260,284
Securities held to maturity	47,872	49,008	50,949	52,398
Loans receivable held for sale	5,080	5,136	4,779	4,802
Loans receivable	2,925,375	2,915,784	2,404,054	2,401,170
FHLB stock	35,844	35,844	35,844	35,844
Mortgage servicing rights	2,684	2,937	1,560	1,733

Liabilities:
Demand, NOW and money market accounts	873,161	818,022	967,992	888,717
Regular savings	364,957	352,953	153,218	145,518
Certificates of deposit	1,556,474	1,554,839	1,202,103	1,196,704
FHLB advances	177,430	176,825	265,030	263,926
Junior subordinated debentures and other borrowings	226,900	228,217	194,791	199,175

Off-balance-sheet financial instruments:
Commitments to originate loans	(35)	(35)	(70)	(70)
Commitments to sell loans	35	35	70	70
Commitments to purchase securities	--	--	--	--

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

Deposit Liabilities:The fair value of deposits with no stated maturity, such as savings, checking and NOW accounts, is estimated by applying decay rate assumptions to segregated portfolios a similar deposit types to generate cash flows with are then discounted using short-term market interest rates. The market value of certificates of deposit is based upon the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered on comparable instruments.

FHLB Advances and Other Borrowings: The fair value of FHLB advances and other borrowings is estimated based on discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.


Commitments: Commitments to sell loans with notional balances of $22,292,000 and $18,498,000 at December 31, 2006 and 2005, respectively, have a carrying value of $35,000 and $70,000, representing the fair value of such commitments. Interest rate lock commitments to originate loans held for sale with notional balances of $22,292,000 and $18,498,000 at December 31, 2006 and 2005, respectively, have a carrying value of ($35,000) and ($70,000). Other commitments to fund loans totaled $1,050,691,000 and $963,439,000 at December 31, 2006 and 2005, respectively, and have a carrying value of $0 at both dates, representing the cost of such commitments. There are no commitments to purchase securities at December 31, 2006 or 2005. There were no commitments to sell securities at December 31, 2006 or 2005.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 23: Banner Corporation (BANR)
(PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

BANR
Statements of Financial Condition
December 31, 2006 and 2005

		December 31
		2006	2005
ASSETS
Cash		$29,137	$28,192
Investment in trust equities		3,716	2,942
Investment in subsidiaries		335,648	285,876
Deferred tax asset		597	437
Other assets		10,142	6,593
		$379,240	$324,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities		$5,297	$4,433
Junior subordinated debentures		123,716	97,942
Stockholders' equity		250,227	221,665
		$379,240	$324,040

BANR
Statements of Income
For the years ended December 31, 2006, 2005 and 2004
	Years Ended
	December 31
	2006	2005	2004
INTEREST INCOME:
Certificates, time deposits and dividends	$728	$525	$384

OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	18,778	10,667	11,242
Equity in undistributed income of subsidiaries	19,144	6,040	11,185
Other Income	268	187	83
Interest on other borrowings	(8,029)	(5,453)	(3,461)
Other expense	(2,013)	(1,886)	(1,830)
	28,876	10,080	17,603

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(3,287)	(2,364)	(1,737)

NET INCOME	$32,163	$12,444	$19,340


BANR
Statements of Cash Flows
 For the years ended December 31, 2006, 2005 and 2004

	Years Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$32,163	$12,444	$19,340
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(19,144)	(6,040)	(11,185)
Amortization	171	141	150
(Increase) decrease in deferred taxes	(160)	(62)	(35)
Tax benefits realized from equity-based compensation	(75)	(195)	--
(Increase) decrease in other assets	(3,682)	3,883	3,589
Increase (decrease) in other liabilities	880	668	548
Net cash provided (used) by operating activities	10,153	10,839	12,407

INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(174)	(166)	(110)
Payments received on loan to ESOP for release of shares	2,301	2,116	1,742
Additional funds invested in subsidiaries	(30,000)	(17,000)	(20,000)
Net cash provided (used) by investing activities	(27,873)	(15,050)	(18,368)

FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debentures	25,774	25,774	15,465
Investment in trust securities related to junior subordinated debentures	(774)	(774)	(465)
Issuance of stock	122	--	--
Net proceeds from exercise of stock options	2,019	1,341	2,678
Tax benefits realized from equity-based compensation	75	195	--
Cash dividends paid	(8,551)	(7,846)	(7,113)
Net cash provided (used) by financing activities	18,665	18,690	10,565

NET INCREASE (DECREASE) IN CASH	945	14,479	4,604
CASH, BEGINNING OF PERIOD	28,192	13,713	9,109
CASH, END OF PERIOD	$29,137	$28,192	$13,713

	Years Ended December 31
	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,650	$4,886	$3,084
Taxes paid	10,142	9,356	8,807
Non-cash transactions:
Net change in accrued dividends payable	188	142	186
Net change in unrealized gain (loss) in deferred compensation trust and related liability, including subsidiaries	479	473	2,375

Note 24: STOCK REPURCHASE

The Company has periodically engaged in stock repurchase activity. During the years ended December 31, 2006 and 2005, the Company repurchased 65,642 and 106,521 shares of its stock at average prices of $37.28 and $28.88 per share, respectively. In both years, these repurchases occurred in connection with the exercise of stock options. On July 26, 2006, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock over the next twelve months.


Note 25: CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE (in thousands)

	Years Ended
	December 31
	2006	2005	2004

Total shares issued	13,201	13,201	13,201
Less stock repurchased/retired including shares allocated to MRP	(993)	(1,269)	(1,620)

Less unallocated shares held by the ESOP	(302)	(374)	(439)

Basic weighted average shares outstanding	11,906	11,558	11,142

Plus MRP and stock option incremental shares considered outstanding for diluted
EPS calculations	333	386	593
Diluted weighted average shares outstanding	12,239	11,944	11,735

Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (in thousands except for per share data):

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$52,987	$58,933	$64,900	$66,199
Interest expense	23,083	27,708	32,239	33,084
Net interest income before provision for loan losses	29,904	31,225	32,661	33,115
Provision for loan losses	1,200	2,300	1,000	1,000
Net interest income	28,704	28,925	31,661	32,115
Other operating income	4,502	5,000	5,436	5,637
Other operating expense	23,198	20,011	25,336	25,836
Income before provision for income taxes	10,008	13,914	11,761	11,916
Provision for income taxes	3,220	4,555	3,752	3,909
Net income	$6,788	$9,359	$8,009	$8,007

Basic earnings per share	$0.58	$0.79	$0.67	$0.67
Diluted earnings per share	$0.56	$0.77	$0.65	$0.65
Cash dividends declared	$0.18	$0.18	$0.18	$0.19

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$42,659	$46,371	$49,966	$51,164
Interest expense	17,430	19,658	21,883	22,406
Net interest income before provision from loan losses	25,229	26,713	28,083	28,758
Provision for loan losses	1,203	1,300	1,300	1,100
Net interest income	24,026	25,413	26,763	27,658
Other operating income (loss)	3,997	4,625	4,981	(3,059)
Other operating expense	21,303	22,800	23,561	29,884
Income before provision for income taxes	6,720	7,238	8,203	(5,285)
Provision (benefit) for income taxes	2,013	2,222	2,537	(2,340)
Net income (loss)	$4,707	$5,016	$5,666	$(2,945)

Basic earnings (loss) per share	$0.41	$0.43	$0.49	$(0.25)
Diluted earnings (loss) per share	$0.39	$0.42	$0.47	$(0.25)
Cash dividends declared	$0.17	$0.17	$0.17	$0.18


Note 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$36,627	$37,832	$40,400	$41,371
Interest expense	13,918	14,432	15,300	16,265
Net interest income before provision for loan losses	22,709	23,400	25,100	25,106
Provision for loan losses	1,450	1,450	1,444	1,300
Net interest income	21,259	21,950	23,656	23,806
Other operating income	3,816	4,125	4,750	4,277
Other operating expense	18,828	19,536	20,922	20,428
Income before provision for income taxes	6,247	6,539	7,484	7,655
Provision for income taxes	1,884	1,991	2,322	2,388
Net income	$4,363	$4,548	$5,162	$5,267

Basic earnings per share	$0.39	$0.41	$0.46	$0.47
Diluted earnings per share	$0.38	$0.39	$0.44	$0.45
Cash dividends declared	$0.16	$0.16	$0.16	$0.17

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2006, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$527,602
Revolving open-end lines secured by 1-4 family residential properties	54,693
Credit card lines	23,634
Other, primarily business and agricultural loans	429,572
Real estate secured by one- to four-family residential properties	22,292
Standby letters of credit and financial guarantees	15,190

Total	$1,072,983

Commitments to sell loans secured by one- to four-family residential properties	$22,292

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


Banner Corporation

Exhibit	Index of Exhibits

3{a}	Articles of Incorporation of Registrant [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

3{b}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K dated July 24, 1998 (File No. 0-26584)].

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


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


EXHIBIT 23.1

Consent of Registered Independent Public Accounting Firm

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, 333-71625, and 333-67168 of Banner Corporation and subsidiaries on Form S-8 and Registration Statement Nos. 333-139520, 333-138162 on Form S-3 of our report dated March 14, 2007, with respect to the consolidated statements of financial condition of Banner Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, and the effectiveness of internal control over financial reporting as of December 31, 2006, which report appears in the December 31, 2006, annual report on Form 10-K of Banner Corporation.

/s/ Moss Adams LLP

Spokane, Washington
March 14, 2007

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 14, 2007		/s/D. Michael Jones
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 14, 2007		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer


EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        The undersigned hereby certifies in his capacity as an officer of Banner Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

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

March 14, 2007	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

March 14, 2007	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer
