Form 10-Q
period 2007-03-31
BANNER CORP
filed 2007-05-10
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 .

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ to _______________ :

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1691604 (I.R.S. Employer Identification Number)

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
Large accelerated filer __________	Accelerated filer X	Non-accelerated filer __________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of class: Common Stock, $.01 par value per share	As of April 30, 2007 13,003,808 shares*

*	Includes 240,381 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant accounts and does not include approximately 2,593,000 shares issued in May 2007 in connection with acquisitions.


  BANNER CORPORATION AND SUBSIDIARIES
   Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:
Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006	3

Consolidated Statements of Income for the Quarters Ended March 31, 2007 and 2006	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters Ended March 31, 2007 and 2006	5

Consolidated Statements of Changes in Stockholders' Equity for the Quarters Ended March 31, 2007 and 2006	6

Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2007 and 2006	8

Selected Notes to Consolidated Financial Statements	10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	18

Executive Overview	18

Comparison of Financial Condition at March 31, 2007 and December 31, 2006	19

Comparison of Results of Operations for the Quarters Ended March 31, 2007 and 2006	22

Asset Quality	27

Liquidity and Capital Resources	29

Financial Instruments with Off-Balance-Sheet Risk	29

Capital Requirements	30

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	31

Sensitivity Analysis	31

Item 4 - Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	36

Item 1A - Risk Factors	36

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3 - Defaults upon Senior Securities	36

Item 4 - Submission of Matters to a Vote of Security Holders	36

Item 5 - Other Information	36

Item 6 - Exhibits	37

SIGNATURES	39


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2007 and December 31, 2006
	March 31	December 31
ASSETS	2007	2006
Cash and due from banks	$105,643	$73,385
Securities at fair value, cost $221,426 and $0, respectively; encumbered $26,294 and $0, respectively	218,477	--
Securities available for sale, cost $0 and $230,189, respectively; encumbered $0 and $27,107, respectively	--	226,153
Securities held to maturity, fair value $48,999 and $49,008, respectively	47,831	47,872

Federal Home Loan Bank stock	35,844	35,844
Loans receivable:
Held for sale, fair value $5,413 and $5,136	5,340	5,080
Held for portfolio	3,006,481	2,960,910
Allowance for loan losses	(36,299)	(35,535)
	2,975,522	2,930,455

Accrued interest receivable	22,064	23,272
Real estate owned, held for sale, net	918	918
Property and equipment, net	63,091	58,003
Goodwill and other intangibles, net	36,248	36,287
Deferred income tax asset, net	7,609	7,533
Bank-owned life insurance	38,935	38,527
Other assets	17,593	17,317
	$3,569,775	$3,495,566
LIABILITIES
Deposits:
Non-interest-bearing	$348,890	$332,372
Interest-bearing transactions and savings accounts	959,593	905,746
Interest-bearing certificates	1,612,665	1,556,474
	2,921,148	2,794,592

Advances from Federal Home Loan Bank	--	177,430
Advances from Federal Home Loan Bank at fair value	93,431	--
Other borrowings	94,369	103,184
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	--	123,716
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	124,119	--
Accrued expenses and other liabilities	42,105	36,888
Deferred compensation	7,588	7,025
Income taxes payable	5,545	2,504
	3,288,305	3,245,339
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued	--	--
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 13,201,418 shares issued: 12,739,298 shares and 12,073,889 shares outstanding at March 31, 2007 and December 31, 2006, respectively	161,845	135,149
Retained earnings	122,070	120,206
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale and/or transferred to held to maturity	(215)	(2,852)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 and 240,381 restricted shares outstanding at March 31, 2007 and December 31, 2006, respectively	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(7,331)	(7,262)
Liability for common stock issued to deferred, stock related, compensation plans	7,088	6,973
	(243)	(289)
	281,470	250,227
	$3,569,775	$3,495,566

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except for per share amounts)
For the Quarters Ended March 31, 2007 and 2006
	2007	2006
INTEREST INCOME:
Loans receivable	$61,828	$49,126
Mortgage-backed securities	1,775	2,083
Securities and cash equivalents	1,843	1,778
	65,446	52,987
INTEREST EXPENSE:
Deposits	27,610	17,431
Federal Home Loan Bank advances	2,277	3,126
Other borrowings	928	698
Junior subordinated debentures	2,454	1,828
	33,269	23,083

Net interest income before provision for loan losses	32,177	29,904

PROVISION FOR LOAN LOSSES	1,000	1,200
Net interest income	31,177	28,704

OTHER OPERATING INCOME:
Deposit fees and other service charges	2,963	2,492
Mortgage banking operations	1,355	1,152
Loan servicing fees	375	390
Miscellaneous	461	468
	5,154	4,502
Gain on sale of securities	--	--
Change in valuation of financial instruments carried at fair value	1,180	--
Total other operating income	6,334	4,502

OTHER OPERATING EXPENSES:
Salary and employee benefits	16,468	15,489
Less capitalized loan origination costs	(2,594)	(2,592)
Occupancy and equipment	4,352	3,794
Information/computer data services	1,369	1,300
Professional services	559	532
Advertising	1,857	1,442
Miscellaneous	4,060	3,233
Total other operating expenses	26,071	23,198
Income before provision for income taxes	11,440	10,008

PROVISION FOR INCOME TAXES	3,627	3,220

NET INCOME	$7,813	$6,788

Earnings per common share (see Note 6):
Basic	$0.63	$0.58
Diluted	$0.62	$0.56
Cumulative dividends declared per common share:	$0.19	$0.18

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2007 and 2006
	2007	2006
NET INCOME	$7,813	$6,788

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $0 and $(893), respectively	--	(1,658)
Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $0 and $0, respectively	--	--
Amortization of unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity net of deferred income tax of $0 and $0, respectively	14	10
Other comprehensive income (loss)	14	(1,648)

COMPREHENSIVE INCOME	$7,827	$5,140

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Quarters Ended March 31, 2007 and 2006
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity
BALANCE, January 1, 2006	$130,573	$96,783	$(2,736)	$(2,480)	$(475)	$261,665

Net income		6,788				6,788

Change in valuation of securities available for sale, net of income taxes			(1,648)			(1,648)

Cash dividend on common stock ($.18/share cumulative)		(2,154)				(2,154)

Purchase and retirement of common stock	(258)					(258)

Proceeds from issuance of common stock for exercise of stock options	1,089					1,089

Net issuance of stock through employer's stock plans, including tax benefit	(10)			(14)		(24)

Accrual of compensation expense related to stock options	180					180

Accrual of compensation expense related to MRP					47	47
BALANCE, March 31, 2006	$131,574	$101,417	$(4,384)	$(2,494)	$(428)	$225,685

BALANCE, January 1, 2007	$135,149	$120,206	$(2,852)	$(1,987)	$(289)	$250,227

Net income		7,813				7,813

Cumulative effect of early adoption of SFAS Nos. 157 & 159 Fair Value Option		(3,520)	2,623			(897)

Amortization of discount on securities transferred from available for sale to held to maturity, net of income taxes			14			14

Cash dividend on common stock ($.19/share cumulative)		(2,429)				(2,429)

Purchase and retirement of common stock	(335)					(335)

Proceeds from issuance of common stock for exercise of stock options	502					502

Proceeds from issuance of common stock for stockholder reinvestment program	26,445					26,445

Net issuance of stock through employer's stock plans, including tax benefit						--

Accrual of compensation expense related to stock options	84					84

Accrual of compensation expense related to MRP					46	46
BALANCE, March 31, 2007	$161,845	$122,070	$(215)	$(1,987)	$(243)	$281,470

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2007 and 2006

	2007	2006

Common stock, shares issued, beginning of period	12,314	12,082

Purchase and retirement of common stock	(8)	(8)
Issuance of common stock for exercised stock options and/or employee stock plans	27	73
Issuance of common stock for stockholder reinvestment program	646	--
Number of shares (retired) issued during the period	665	65

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	12,979	12,147

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(300)
Adjustment of earned shares	--	(2)
Number of shares, end of period	(240)	(302)

NET SHARES OUTSTANDING	12,739	11,845

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2007 and 2006
	2007	2006
OPERATING ACTIVITIES:
Net income	$7,813	$6,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,654	1,187
Deferred income and expense, net of amortization	(851)	252
Loss (gain) on sale of securities	--	--
Net change in valuation of financial instruments carried at fair value	(1,180)	--
Deferred taxes	429	11
Equity-based compensation	46	47
Stock options compensation	84	180
Equity-based long term incentive plan	152	--
Tax benefits realized from equity-based compensation	--	(23)
Increase in cash surrender value of bank-owned life insurance	(408)	(383)
Gain on sale of loans, excluding capitalized servicing rights	(1200)	(788)
Loss (gain) on disposal of real estate held for sale and property and equipment	(113)	(35)
Provision for losses on loans and real estate held for sale	1,000	1,200
Net change in:
Loans held for sale	(260)	571
Other assets	(335)	4,867
Other liabilities	9,221	(1,581)
Net cash provided by operating activities	16,052	12,293

INVESTING ACTIVITIES:
Purchases of securities at fair value	(769)	--
Principal repayments and maturities of securities at fair value	6,285	--
Proceeds from sales of securities at fair value	3,122	--
Principal repayments and maturities of securities available for sale	--	8,621
Purchases of securities held to maturity	--	--
Principal repayments and maturities of securities held to maturity	21	938
Origination of loans, net of principal repayments	(127,296)	(209,215)
Purchases of loans and participating interest in loans	(10)	(16)
Proceeds from sales of loans and participating interest in loans	83,627	78,308
Purchases of property and equipment, net	(6,634)	(2,345)
Proceeds from sale of real estate held for sale, net	33	221
Other	(735)	(115)
Net cash used by investing activities	(42,356)	(123,603)

FINANCING ACTIVITIES:
Increase in deposits	126,556	93,143
Proceeds from FHLB advances	86,500	408,900
Repayment of FHLB advances	(170,000)	(405,000)
Repayment of repurchase agreement borrowings	(7,802)	(869)
Increase (decrease) in other borrowings, net	(1,013)	(17,080)
Cash dividends paid	(2,291)	(2,116)
Repurchases of stock, net of forfeitures	(335)	(258)
Tax benefits realized from equity-based compensation	--	23
ESOP shares earned (returned)	--	(47)
Issuance of stock	26,445	--
Exercise of stock options	502	1,089
Net cash provided by financing activities	58,562	77,785

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	32,258	(33,525)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	73,385	116,448
CASH AND DUE FROM BANKS, END OF PERIOD	$105,643	$82,923

(Continued on next page)


BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2007 and 2006
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$29,664	$22,115
Taxes paid in cash	163	10
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	67	9
Net change in accrued dividends payable	138	38
Change in other assets/liabilities	805	1,426
Adoption of SFAS Nos. 157 and 159:
Securities available for sale transferred to fair value	226,153	--
FHLB advances adjustment to fair value	678	--
Junior subordinated debentures including unamortized origination costs adjustment to fair value	2,079	--
Deferred tax asset related to fair value adjustments	(504)	--

See selected notes to consolidated financial statements


BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Critical Accounting Policies

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2007, its 62 branch offices and 12 loan production offices located in 27 counties in Washington, Oregon and Idaho. Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington. We are subject to regulation by the Board of Governors of the Federal Reserve System. Banner Bank and Islanders Bank are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC). The consolidated financial statements and results of operation presented in this report on Form 10-Q do not include any of financial information for San Juan Financial Holding Company or its subsidiary, Islanders Bank, nor our other recent acquisition, F&M Bank

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses and (iii) the valuation of financial assets and liabilities recorded at fair value, goodwill, mortgage servicing rights and real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail below in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC). Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. There have been no significant changes in our application of accounting policies since December 31, 2006, except for the adoption of SFAS No. 157 and 159 (for additional information, see Notes 2 and 5 of the Selected Notes to the Consolidated Financial Statements).

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the SEC. Certain reclassifications have been made to the 2006 Consolidated Financial Statements and/or schedules to conform to the 2007 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. Interim results are not necessarily indicative of results for a full year.

Note 2: Recent Developments and Significant Events

Adoption of SFAS Nos. 157 and 159: Banner Corporation elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. We made this election to allow more flexibility with respect to the management of our investment securities, wholesale borrowings and interest rate risk position in future periods.

Upon adoption of SFAS No. 159, we selected fair value measurement for all of our "available for sale" investment securities, Federal Home Loan Bank advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007. The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings. While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total stockholders' equity was $897,000 on January 1, 2007. Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in subsequent financial reporting periods. As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, we recorded a net gain of $1.2 million ($755,000 after tax) in the quarter ended March 31, 2007. (For further information, see Note 5 of the Selected Notes to the Consolidated Financial Statements.)


Acquisition of F&M Bank: On May 1, 2007, we completed the acquisition of F&M Bank, Spokane, Washington, in a stock and cash transaction valued at approximately $98.8 million in cash and common stock for all of the outstanding common shares and stock options of F&M Bank. According to the terms of the definitive agreement, F&M Bank shareholders will receive 0.8500 shares of Banner Corporation common stock and $9.30 in cash for each F&M Bank share, plus a pro-ration of the annual cash dividend through the date of closing. Banner Corporation will issue approximately 1,773,494 shares to complete this transaction. F&M Bank was merged into Banner Bank. Founded in 1906, F&M Bank was a state-chartered commercial community bank with $422 million in assets, $379 million in loans, $365 million in deposits and stockholders' equity of $39 million as of March 31, 2007. F&M Bank operated 13 branches in and around the Spokane, Washington area, the fourth largest metropolitan market in the Pacific Northwest.

Acquisition of San Juan Financial Holding Company: On May 1, 2007, we completed the acquisition of San Juan Financial Holding Company, the parent company of Islanders Bank, Friday Harbor, Washington, in a stock and cash transaction valued at approximately $40.8 million in cash and common stock for all of the outstanding common shares and stock options of San Juan Financial. According to the terms of the definitive agreement, San Juan Financial shareholders will receive 2.2503 shares of Banner Corporation common stock and $16.48 in cash for each San Juan Financial share. Banner Corporation will issue approximately 819,277 shares to complete this transaction. Upon acquisition, San Juan Financial Holding Company merged into Banner Corporation. Founded in 1981, Islanders Bank is a state-chartered commercial community bank with $157 million in assets, $116 million in loans, $122 million in deposits and $19 million in stockholders' equity at March 31, 2007. Islanders Bank operates three full service branches in the North Puget Sound region and will continue to operate as a separate subsidiary of Banner Corporation.

Sale of $25 Million of Trust Preferred Securities: In December 2006, we completed the issuance of $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities. The trust preferred securities were issued by Banner Capital Trust VI, a special purpose business trust formed by Banner Corporation. The debentures have been recorded as a liability on the Consolidated Statement of Financial Condition and, subject to limitation under current Federal Reserve guidelines, a portion of the trust preferred securities qualify as Tier 1 capital for regulatory capital purposes. The proceeds from this offering were retained by us to provide future flexibility with respect to regulatory capital requirements. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years, with certain exceptions. The holders of the trust preferred securities and debentures are entitled to receive cumulative cash distributions at a variable annual rate. The interest rate is fixed at 6.56% until March 1, 2012 and subsequent to that date will reset quarterly to equal the three month London Interbank Offered Rate Index (LIBOR) plus 1.62%. Our previously issued trust preferred securities have similar reset provisions but carry different spreads to LIBOR and interest rates than this most recent issuance. At March 31, 2007, the interest rates on the other trust preferred securities range from 6.94% to 9.09%. In accordance with Financial Interpretation No. (FIN) 46, the trusts are not consolidated with our financial statements. Effective January 1, 2007, our junior subordinated debentures are being recorded at fair value.

Early redemption of $25 million of Trust Preferred Securities: Effective April 22, 2007, we repaid $26 million of junior subordinated debentures (debentures) issued in connection with Banner Capital Trust I as provided for under the early redemption provisions of the governing indenture at a price of 100% of the outstanding principal balance. The interest rate on the debentures supporting Banner Capital Trust I was 9.09% during the quarter ended March 31, 2007. The adjustable rate provisions of these debentures provided for changes in the interest rate every six months such that the rate would be equal to six month LIBOR plus 3.70%. The cash required to redeem these debentures came from our general operating funds.

Issuance of Shares through Dividend Reinvestment and Direct Stock Purchase and Sale Plan: During the quarter ended March 31, 2007, we strengthened our capital structure by issuing 646,472 new shares at an average net price of $40.91 through our Dividend Reinvestment and Direct Stock Purchase Plan. In addition, we issued a net 18,937 shares in connection with the exercise of vested stock options. This stock issuance, combined with the changes in retained earnings as a result of operations and the effects of fair value accounting, net of quarterly dividend distributions, resulted in a $31.2 million increase in stockholders' equity. The additional capital will be available to support our continued growth initiatives and the just-completed acquisitions of F&M Bank and San Juan Financial Holding Company.

Branch Expansion: Over the past three years, we have invested significantly in expanding Banner Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington. This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow Banner Bank to proportionately reduce higher cost borrowings as a source of funds. Since March 2004, Banner Bank has opened 20 new branch offices, relocated six additional branch offices and significantly refurbished its main office in Walla Walla.

Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan ("Plan") effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is indirectly related to changes in the value of Banner Corporation stock and changes in Banner Bank's average earnings rate. The primary objective of the Plan is for key employees who remain with the Company or the Bank for a sufficient period of time to share in the increases in the value of our stock. Although the Plan benefits are tied to the value of Banner Corporation stock, the Plan benefit is paid in cash rather than shares of our stock. Detailed information with respect to the plan was disclosed on a Form 8-K filed with SEC on July 19, 2006. We have recorded $152,000 of compensation cost relating to this Plan for the quarter ended March 31, 2007.

Recently Issued Accounting Pronouncements: We elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. (See the earlier discussion above and Note 5 of the Selected Notes to the Consolidated Financial Statements for further information.)


In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers of Financial Assets and Extinguishment of Liabilities. The Statement specifies under what situations servicing assets and servicing liabilities must be recognized. It requires these assets and liabilities to be initially measured at fair value and specifies acceptable measurement methods subsequent to their recognition. Separate presentation in the financial statements and additional disclosures are also required. This Statement became effective January 1, 2007. The adoption of the Statement has not had a material effect on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, we adopted FIN 48. Currently, we are subject to U.S. federal income tax and income tax of the States of Idaho and Oregon. The years 2003 through 2005 remain open to examination for federal income taxes, and years 2003 through 2006 remain open for State examination. As of January 1, 2007 and March 31, 2007, we had insignificant unrecognized tax benefits or uncertain tax positions. In addition, we have no material accrued interest or penalties as of January 1, 2007 or March 31, 2007. It is our policy to record interest and penalties as a component of income tax expense. The amount of interest and penalties for the three months ended March 31, 2007 was immaterial. The adoption of this accounting standard did not have a material impact on our Consolidated Financial Statements.

Note 3: Business Segments

We are managed by legal entity and not by lines of business. Banner Bank is a community oriented commercial bank chartered in the State of Washington. Banner Bank's primary business is that of a traditional banking institution, gathering deposits and originating loans for its portfolio in its primary market area. Banner Bank offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real estate, commercial and agricultural business and consumer loans. Banner Bank does not engage and has not engaged in any sub-prime lending programs. Banner Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, Banner Bank receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments. The performance of Banner Bank is reviewed by Banner Corporation's executive management and Board of Directors on a monthly basis. All of the executive officers of Banner Corporation are members of Banner Bank's executive management team.

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to shareholders. We have determined that our current business and operations consist of a single business segment.

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

The following table sets forth additional detail on our interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):
	March 31 2007	December 31 2006	March 31 2006
Interest-bearing deposits included in Cash and due from banks	$46,122	$5,068	$18,166

Mortgage-backed securities	145,490	150,166	168,856
Other securities-taxable	74,577	77,332	82,599
Other securities-tax exempt	42,777	42,817	43,957
Equity securities with dividends	3,464	3,710	3,593
Total securities	266,308	274,025	299,005

FHLB stock	35,844	35,844	35,844

	$348,274	$314,937	$353,015

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):
	Quarters Ended March 31
	2007	2006
Mortgage-backed securities interest	$1,775	$2,083

Taxable interest income	1,328	1,269
Tax-exempt interest income	465	493
Other stock-dividend income	14	16
FHLB stock dividends	36	--
	1,843	1,778

	$3,618	$3,861


Note 5: Fair Value Accounting and Measurement

Banner elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value (FV) at specified election dates. Upon adoption of SFAS No. 159, we selected fair value measurement for all of our "available for sale" investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007. The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings. While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in the January 1, 2007 opening stockholders' equity was $897,000 when SFAS No. 159 was adopted.

The following table outlines the adjustments recorded at the dates indicated (in thousands)
	Cumulative Adjustment on Adoption of SFAS 159 January 1, 2007					March 31, 2007
	Amortized Cost	Fair Market Valuation Adjustment	Fair Value	Related Taxes	Cumulative Effect of Adoption	Amortized Cost	Fair Market Valuation Adjustment	Fair Value	Change in FV
Assets:
Securities - available for sale reclassified to fair value	$230,189	$(4,036)	$226,153	$1,413	$(2,623)	$221,427	$(2,950)	$218,477	$1,086

Liabilities:
Advances from FHLB	$177,430	$(678)	$176,752	$244	$434	$93,930	$(499)	$93,431	$(179)
Junior subordinated debentures, net of unamortized deferred origination costs	122,287	2,079	124,366	(748)	(1,331)	122,313	1,806	124,119	273
	$299,717	$1,401	$301,118	$(504)	$(897)	$216,243	$1,307	$217,051	$94

Total adjustment					$(3,520)				$1,180

Less transfer from accumulated other comprehensive loss to retained earnings					(2,623)
Cumulative reduction of opening stockholders' equity, at January 1,2007 upon adoption of SFAS No. 159					$(897)


Note 5: Fair Value Accounting and Measurement (continued)

SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We hold fixed and variable rate interest bearing securities, investments in marketable equity securities and certain other financial instruments, which are carried at fair value. Fair value is determined based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

We also carry our FHLB advances and junior subordinated debentures at fair value. In determining the fair value of our obligations, various factors are considered including: price activity for equivalent or similar instruments, discounting the expected cash flows using market interest rates and our own credit standing.

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions. These two types of inputs create the following fair value hierarchy:

*	Level 1 -Quoted prices for identical instruments in active markets
*	Level 2 -Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.
*	Level 3 -Instruments whose significant value drivers are unobservable.

We have elected to continue to recognize the interest income and dividends from the securities reclassified to fair value as a component of interest income as was done in prior years when they were classified as available for sale. Interest expense related to the FHLB advances and junior subordinated debentures continues to be measured based on contractual interest rate and reported in interest expense. The change in fair market value of these financial instruments will be recorded as a component of other operating income.

Fair values are determined as follows:

*	Securities at fair value are priced using matrix pricing based on the securities' relationship to other benchmark quoted prices, and under the provisions of SFAS No. 157 are considered a Level 2 input method.
*	Advances from FHLB are priced using discounted cash flows to the date of maturity based on the FHLB of Seattle's current rate sheet for member bank advances on the date of valuation and is considered a Level 2 input method.
*	Junior subordinated debentures are priced using discounted cash flows to the next available redemption date on the date of valuation based on recent issuances or quotes from brokers, for comparable bank holding companies and are considered a Level 2 input method.

Note 6: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands):

	Quarters Ended March 31
	2007	2006

Basic weighted average shares outstanding	12,322	11,790

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	330	335

Diluted weighted average shares outstanding	12,652	12,125


Note 7: Stock Based Compensation Plans

Banner Corporation operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).

MRP Stock Grants: Under the MRP, Banner Corporation was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees. On July 26, 2006, this stock program expired with 522,660 shares having been granted and no additional shares eligible to be granted. Shares granted under the MRP vest ratably over a five-year period from the date of grant. The Consolidated Statements of Income for the quarters ended March 31, 2007 and 2006 reflect accruals of $46,300 and $46,700, respectively, for these grant awards. The MRP stock grants' fair value equals their intrinsic value on the date of grant.

A summary of unvested MRP share activity during the quarter ended March 31, 2007 follows:
	Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2006	19,360	$22.07
Granted	--	--
Vested	4,000	17.80
Forfeited	--	--

Unvested at March 31, 2007	15,360	$23.19

Stock Options: Under the SOPs, we reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees. Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006. There are 53,747 options currently eligible for grants under the 1998 and 2001 plans. The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant. Such options have graded vesting of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

We did not grant any stock options granted by the Company during the quarters ended March 31, 2007 and 2006. Also, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $83,500 and $179,900 for the quarters ended March 31, 2007 and 2006, respectively. The SOPs' stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. Assumptions used in the Black-Scholes model are an expected volatility based on the six-month historical volatility at the date of the grant. The expected term is based on the remaining contractual life of the vesting period. We base the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

As part of the provisions of SFAS 123(R), we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.


A summary of our SOP stock compensation activity for the quarter ended March 31, 2007 follows (in thousands, except shares and per share data):
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2006	713,460	$20.49
Granted	--
Exercised	(26,923)	18.65		$644
Forfeited	--
Outstanding at March 31, 2007	686,537	$20.57	5.3	$14,406

Vested at March 31, 2007 and expected to vest	679,318	$20.51	5.3	$14,293

Exercisable at March 31, 2007	515,977	$18.90	4.7	$11,686

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the stock option.

A summary of our unvested stock option activity with respect to the quarter ended March 31, 2007 follows:
	Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2006	211,810	$7.57
Granted	--
Vested	(41,250)	6.78
Forfeited	--

Unvested at March 31, 2007	170,560	$7.76

No options were granted during the quarters ended March 31, 2007 and 2006. During the quarters ended March 31, 2007 and 2006, the total intrinsic value of stock options exercised was $644,000 and $1.3 million, respectively.

We had $385,000 of total unrecognized compensation expense related to stock options at March 31, 2007 that are expected to be recognized over a weighted-average period of 5.3 years.

During the quarter ended March 31, 2007, we received $502,000 from the exercise of stock options. Cash was not used to settle any equity instruments previously granted. Upon the exercise of stock options, we issue shares from authorized but unissued shares. We do not currently expect to repurchase shares from any source to satisfy our obligations under the SOPs.

The following are the stock-based compensation costs we recognized in our Condensed Consolidated Statements of Income (in thousands):
	Quarters Ended March 31
	2007	2006
Salary and employee benefits	$130	$227
Total decrease in income before income taxes	130	227
Decrease in provision for income taxes	(25)	(26)

Decrease in net income	$105	$201


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2006. We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results. Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans and in real estate values in our market areas; fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2007 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to Banner Corporation and our consolidated subsidiaries.

Executive Overview
 We are a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2007, its 62 branch offices and 12 loan production offices located in 27 counties in Washington, Oregon and Idaho. Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington. Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. Banner Bank and Islanders Bank are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the FDIC. As of March 31, 2007, we had total consolidated assets of $3.6 billion, total deposits of $2.9 billion and total stockholders' equity of $282 million.

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

Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest: the Puget Sound region of Washington; and the greater Boise, Idaho; Portland, Oregon; and Spokane, Washington markets. During the past three years, we have opened 20 new branch offices, relocated six additional branch offices and significantly refurbished our main office in Walla Walla. This expansion included the opening of four new branches so far in 2007, one each in Boise, Idaho, Baker City, La Grande and Portland, Oregon, and the relocation of our office in Redmond, Washington. This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds. We are committed to continuing this branch expansion strategy for the next two to three years and have plans and projects in process for six to ten additional new offices expected to open in the next 12 months and are exploring other opportunities.

In addition to internal branch expansion, we recently completed the acquisitions of F&M Bank and San Juan Financial Holding Company. Effective May 1, 2007, San Juan Financial Holding Company has been merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, will continue operations as a subsidiary of Banner Corporation. On the same date, F&M Bank merged into Banner Corporation and Banner Bank and will operate under the Banner Bank name. The financial results for the quarter ended March 31, 2007 do not include the assets, liabilities or results of operations for either of the acquired companies. F&M Bank was a 13-branch commercial bank in the Spokane, Washington market and Islanders Bank is a three-branch commercial bank in the north Puget Sound region. Both acquisitions increase our presence within desirable marketplaces and allow us to better serve existing and future customers.


Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, our net interest income before provision for loan losses increased $2.3 million for the quarter ended March 31, 2007, compared to the prior year, primarily as a result of strong growth in interest-earning assets and interest-bearing liabilities and changes in the mix of both interest-earning assets and interest-bearing liabilities.

Our net income also is affected by provisions for loan losses and the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions. The provision for loan losses was $1.0 million for the quarter ended March 31, 2007 a decrease of $200,000 compared to the quarter ended March 31, 2006. Other operating income, excluding fair value adjustments, increased by $652,000 to $5.2 million for the quarter ended March 31, 2007 from $4.5 million of the quarter ended March 31, 2006, primarily as a result of increased deposit fees and other service charges. Other operating expenses increase $2.9 million to $26.1 million for the quarter ended March 31, 2007 from $23.2 million for the same period in 2006, an increase of 12% from a year earlier, largely reflecting our continued growth. Additionally, in the quarter ended March 31, 2007, our net income was significantly affected by the net increase in the valuation of the selected financial assets and liabilities we record at fair value pursuant to the early adoption of SFAS No. 159.

We offer a wide range of loan products to meet the demands of our customers; however, we do not now and have not previously engaged in any sub-prime lending. Historically, lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties. To an increasing extent in recent years, lending activities have also included the origination of multifamily and commercial real estate loans. Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas. We have also recently increased our emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small. While continuing our commitment to construction and residential lending, we expect commercial lending, including commercial real estate, agricultural and consumer lending, to become increasingly important activities for us.

Deposits, FHLB advances, other borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. We compete with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.

We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, we consider current market interest rates, profitability to Banner Bank, matching deposit and loan products, and customer preferences and concerns.

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in an understanding of our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements included in this Form 10-Q.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

General: For the first quarter of the year, total assets increased $74 million, or 2%, from $3.496 billion at December 31, 2006, to $3.570 billion at March 31, 2007. The increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $45 million, or 2%, from $2.930 billion at December 31, 2006, to $2.976 billion at March 31, 2007. Loan portfolio growth was broad-based; however, reflecting continued strong demand for and sales of new homes in many of the markets we served, by far the most significant growth occurred in construction and land loans. Loans to finance the construction of one- to four-family residential real estate increased by $17 million, or 3%, and land and development loans increased by $19 million, or 5%, since December 31, 2006. In addition, loans for the construction of multifamily real estate increased by $6 million, or 15%. Loan growth also included commercial business loans, which increased by $13 million, or 3%, consumer loans, which increased by $3 million, or 2%, and loans to finance existing one- to four-family residential properties, which increased by $3 million, or 1%, compared to December 31, 2006. By contrast, loans to finance commercial real estate decreased by $13 million, or 2%, and, reflecting a normal seasonal pattern, agricultural loans decreased by $4 million, or 2%, from December 31, 2006.

Securities, decreased $8 million, or 3%, from $274 million at December 31, 2006, to $266 million at March 31, 2007, primarily as a result of scheduled principal reductions and prepayments on mortgage-backed securities. Effective January 1, 2007, we elected to reclassify all our securities available for sale to fair value following our adoption of SFAS No. 159. Property and equipment increased by $5 million to $63


million at March 31, 2007, from $58 million at December 31, 2006. The increase included additional site, construction and equipment costs associated with new facilities recently opened or in progress as part of our continuing branch expansion strategy. We also had an increase of $408,000 in bank-owned life insurance from the growth of cash surrender values on existing policies.

Deposits increased $127 million, or 5%, from $2.795 billion at December 31, 2006, to $2.921 billion at March 31, 2007. Non-interest-bearing deposits increased $17 million, or 5%, to $349 million, while interest-bearing deposits increased $110 million, or 4%, to $2.572 billion from the December 31, 2006 amounts. The aggregate total of transaction and savings accounts, including money market accounts, increased by $70 million, or 5%, to $1.308 billion, reflecting Banner Bank's focused efforts to grow these important core deposits. Increasing core deposits is a key element of our expansion strategy, including the recent and planned additions and renovations of branch locations as explained in more detail below. Despite the solid growth in transaction and savings accounts in the most recent quarter, compared to a year earlier, certificates of deposit represented a modestly larger proportion of deposits, reflecting customer behavior in response to the increasing interest rate environment during 2006 as well as strong growth in certain public funds deposits. FHLB advances decreased $84 million from $177 million at December 31, 2006, to $93 million at March 31, 2007, while other borrowings decreased $9 million to $94 million at March 31, 2007. The decrease in other borrowings reflects a decrease of $8 million in retail repurchase agreements that are primarily related to customer cash management accounts, as well as a decrease of $1 million of repurchase agreement borrowings from securities dealers.

During the quarter ended March 31, 2007, we increased our capital by issuing 646,472 new shares at an average net price of $40.91 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan. In addition, we issued a net of 18,937 shares in connection with the exercise of vested stock options. This stock issuance, combined with the changes in retained earnings as a result of operations and the effects of fair value accounting, net of quarterly dividend distributions, resulted in a $31.2 million increase in stockholders' equity. The additional capital will be available to support our continued growth initiatives and the just-completed acquisitions of F&M Bank and San Juan Financial Holding Company.


The following tables provide additional detail on our loans and deposits (dollars in thousands):
	March 31 2007		December 31 2006		March 31 2006
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate	$583,478	19.4%	$596,488	20.1%	$565,752	22.0%
Multifamily real estate	150,488	5.0	147,311	5.0	144,354	5.6
Commercial construction	97,007	3.2	98,224	3.3	73,514	2.9
Multifamily construction	45,897	1.5	39,908	1.3	62,990	2.5
One- to four-family construction	587,290	19.5	570,501	19.2	412,046	16.0
Land and land development	421,407	14.0	402,665	13.6	246,765	9.6
Commercial business	480,730	16.0	467,745	15.8	447,582	17.4
Agricultural business, including secured by farmland	159,652	5.3	163,518	5.5	137,747	5.4
One-to four-family real estate	364,986	12.1	361,625	12.2	382,007	14.8

Consumer	52,285	1.7	50,826	1.7	44,674	1.7
Consumer secured by one- to four-family	68,601	2.3	67,179	2.3	53,100	2.1
Total consumer	120,886	4.0	118,005	4.0	97,774	3.8
Total loans outstanding	3,011,821	100.00%	2,965,990	100.00%	2,570,531	100.00%

Less allowance for loan losses	(36,299)		(35,535)		(31,894)

Total net loans outstanding at end of period	$2,975,522		$2,930,455		$2,538,637

	March 31 2007		December 31 2006		March 31 2006
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$348,890	11.9%	$332,372	11.9%	$325,265	13.5%
Interest-bearing checking	345,805	11.8	327,836	11.7	306,706	12.7
Regular savings accounts	432,823	14.8	364,957	13.1	141,000	5.8
Money market accounts	180,965	6.3	212,953	7.6	353,342	14.6
Total transaction and saving accounts	1,308,483	44.8	1,238,118	44.3	1,126,313	46.6

Certificates which mature or reprice:
Within 1 year	1,402,354	48.0	1,351,922	48.4	1,037,968	43.0
After 1 year, but within 3 years	159,848	5.5	152,306	5.5	202,200	8.4
After 3 years	50,463	1.7	52,246	1.8	49,975	2.0
Total certificate accounts	1,612,665	55.2	1,556,474	55.7	1,290,143	53.4

Total	$2,921,148	100.00%	$2,794,592	100.00%	$2,416,456	100.00%


Comparison of Results of Operations for the Quarters Ended March 31, 2007 and 2006

General. For the quarter ended March 31, 2007, we had net income of $7.8 million, or $0.62 per share (diluted), compared to net income of $6.8 million, or $0.56 per share (diluted), for the quarter ended March 31, 2006. Our improved operating results reflect continued growth of loans and deposits, as well as changes in the mix of those assets and liabilities. Our operating results also reflect substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses, reflecting the growth in locations, operations and staff as we continue to expand. New or relocated locations that contributed to the higher level of operating expenses during the current quarter as compared to the same period a year ago include: Boise (2) and Meridian, Idaho, Baker City, La Grande and Portland, Oregon and Redmond, Washington. Our operating results for the quarter ended March 31, 2007 also include a $755,000 net after tax adjustment for the increase in the valuation of financial instruments carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159.

Compared to levels a year ago, total assets increased 14% to $3.570 billion at March 31, 2007, net loans increased 17% to $2.976 billion, deposits grew 21% to $2.921 billion, while borrowings, including junior subordinated debentures, decreased $92 million, or 30%, to $312 million. The average balance of interest-earning assets was $3.310 billion for the quarter ended March 31, 2007, an increase of $451 million, or 16%, compared to $2.859 billion for the same quarter a year earlier.

Net Interest Income. Net interest income before provision for loan losses increased to $32.2 million for the quarter ended March 31, 2007, compared to $29.9 million for the prior year comparative quarter, as a result of the growth in average interest-earning assets noted above and despite the net interest margin compression as discussed in the remainder of this paragraph. The net interest margin of 3.94% in the current quarter declined 30 basis points from the prior year's comparative quarter and 7 basis points from the preceding quarter ended December 31, 2006, primarily reflecting increasing market interest rates on deposit and borrowing costs and intense competition for loans and deposits. In particular, increases in deposit costs have exceeded increases in loan yields subsequent to the Federal Reserve's decision to stop increasing short-term interest rates after June 2006, and as a result of the inverted yield curve environment in recent quarters. Mitigating in part the adverse effects of market forces on loan and deposit pricing, the average asset mix for the quarter ended March 31, 2007 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the same period a year earlier. At the same time, the average funding liability base had proportionately more deposits, including more non-interest-bearing deposits, and proportionately fewer borrowings than in the prior year. Reflecting higher market interest rates as well as these mix changes, the yield on earning assets for the quarter ended March 31, 2007 increased by 50 basis points, compared to the same quarter a year ago, while funding costs for the quarter ended March 31, 2007 increased by 87 basis points over the same period.

Interest Income. Interest income for the quarter ended March 31, 2007 was $65.4 million, compared to $53.0 million for the same quarter a year earlier, an increase of $12.5 million, or 24%. The increase in interest income occurred as a result of a 50 basis point increase in the average yield on interest-earning assets as well as significant growth in those assets. The yield on average interest-earning assets increased to 8.02% for the quarter ended March 31, 2007, compared to 7.52% for the same period a year earlier. Average loans receivable for the quarter ended March 31, 2007 increased by $476 million, or 19%, to $2.985 billion, compared to $2.510 billion for the quarter ended March 31, 2006. Interest income on loans for the quarter increased by $12.7 million, or 26%, to $61.8 million from $49.1 million for the same period in the prior year, reflecting the impact of the increase in average loan balances combined with a 46 basis point increase in the average yield on loans. The increase in average loan yield reflects the increases in the level of market interest rates during the past year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans. The increase in average loan yields also reflects changes in the mix of the loan portfolio. The average yield on loans was 8.40% for the quarter ended March 31, 2007, compared to 7.94% for the same period in the prior year. While the recent level of market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree as most fixed-rate loans did not adjust upward. In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories, particularly construction and land development loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $25 million for the quarter ended March 31, 2007, and the interest and dividend income from those investments decreased by $243,000 compared to the quarter ended March 31, 2006. The average yield on the securities portfolio and cash equivalents increased to 4.52% for the quarter ended March 31, 2007, from 4.48% for the comparable quarter in 2006, largely reflecting the effect of higher market rates on certain adjustable-rate securities. While insignificant in amount, we received $36,000 in dividend income on our FHLB of Seattle stock in the first quarter of 2007, as the FHLB of Seattle received approval to resume paying its members cash dividends on a quarterly basis in the fourth quarter of 2006. The FHLB of Seattle restricted payment of dividends beginning in the fourth quarter of 2004 to improve its capital position.

Interest Expense. Interest expense for the quarter ended March 31, 2007 was $33.3 million, compared to $23.1 million for the comparable period in 2006, an increase of $10.2 million, or 44%. The increase in interest expense was the result of the growth in interest-bearing liabilities combined with an 87 basis point increase in the average cost of all interest-bearing liabilities to 4.23% for the quarter ended March 31, 2007, from 3.36% for the comparable period in 2006, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings. Deposit interest expense increased $10.2 million, or 58%, to $27.6 million for the quarter ended March 31, 2007 compared to $17.4 million for the same quarter a year ago, as a result of the significant deposit growth during the past twelve months as well as an increase in the cost of interest-bearing deposits. Reflecting the branch expansion and other growth initiatives, average deposit balances increased $474 million, or 20%, to $2.796 billion for the quarter ended March 31, 2007, from $2.321 billion for the quarter ended March 31, 2006, while the average rate paid on deposit balances increased 96 basis points to 4.01%. Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for interest-bearing deposits tend to be


less severe and to lag changes in market interest rates. In addition, non-interest-bearing deposits help mitigate the effect of higher market rates on our cost of deposits. This lower degree of volatility and lag effect for deposit pricing has been evident in the modest increase in deposit costs as the Federal Reserve has moved to increase short-term interest rates by 425 basis points from June 2004 to June 2006, including increases of 100 basis points since January 1, 2006 and 50 basis points since March 31, 2006. Nonetheless, competitive pricing pressure for interest-bearing deposits has become quite intense in recent months, as many financial institutions have experienced strong loan growth and related funding needs. As a result, we expect that the cost of deposits will continue to increase in the near term regardless of any changes in market interest rates.

Average FHLB advances decreased to $179 million for the quarter ended March 31, 2007, compared to $290 million during the quarter ended March 31, 2006, resulting in an $849,000 decrease in the related interest expense. The average rate paid on FHLB advances increased to 5.15%, 77 basis points higher than the same quarter a year earlier, reflecting higher market interest rates on the floating rate and short-term portions of the advances. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million and an average cost of 8.04% (including amortization of prepaid underwriting costs) for the quarter ended March 31, 2007. Junior subordinated debentures outstanding in the same quarter of the prior year had an average balance of $98 million with a lower average rate of 7.57%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to six months. The higher average cost of the junior subordinated debentures in the current quarter reflects the effect of increases in short-term market interest rates on earlier issues which was partially offset by a lower spread on the most recently issued debentures. Effective April 22, 2007, we exercised the early redemption provision with respect to approximately $26 million of the junior subordinated debentures which had an average cost of 9.09% during the quarter ended March 31, 2007. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings increased $9 million, or 11%, to $90 million for the quarter ended March 31, 2007, from $81 million for the same period in 2006, while the related interest expense increased $230,000, to $928,000 from $698,000 for the respective periods. The average balance of customer retail repurchase agreements increased slightly by $1 million while the average balance of the wholesale borrowings from brokers increased $8 million. The average rate paid on other borrowings was 4.18% in the quarter ended March 31, 2007, compared to 3.49% for the same quarter in 2006. Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.


The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Quarters Ended
Average Balances	March 31
(in thousands)	2007	2006
Investment securities and cash equivalents	$136,097	$133,949
Mortgage-backed obligations	152,462	179,404
FHLB stock	35,844	35,844
Total average interest-earning securities and cash equivalents	324,403	349,197
Loans receivable	2,985,248	2,509,552
Total average interest-earning assets	3,309,651	2,858,749

Non-interest-earning assets	192,422	190,350
Total average assets	$3,502,073	$3,049,099

Deposits	$2,795,532	$2,321,217
Advances from FHLB	179,427	289,529
Other borrowings	89,993	81,069
Junior subordinated debentures	123,716	97,942
Total average interest-bearing liabilities	3,188,668	2,789,757

Non-interest-bearing liabilities	48,360	31,260
Total average liabilities	3,237,028	2,821,017

Equity	265,045	228,082
Total average liabilities and equity	$3,502,073	$3,049,099

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	5.38%	5.38%
Mortgage-backed obligations	4.72%	4.71%
FHLB stock	0.41%	0.00%
Total interest rate yield on securities and cash equivalents	4.52%	4.48%
Loans receivable	8.40%	7.94%
Total interest rate yield on interest-earning assets	8.02%	7.52%

Interest Rate Expense:
Deposits	4.01%	3.05%
Advances from FHLB	5.15%	4.38%
Other borrowings	4.18%	3.49%
Junior subordinated debentures	8.04%	7.57%
Total interest rate expense on interest- bearing liabilities	4.23%	3.36%

Interest spread	3.79%	4.16%

Net interest margin on interest earning assets	3.94%	4.24%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.90%	0.90%
Return on average equity	11.95%	12.07%
Average equity / average assets	7.57%	7.48%
Average interest-earning assets / interest-bearing liabilities	103.79%	102.47%
Non-interest income/average assets	0.73%	0.60%
Non-interest (other operating) expenses / average assets	3.02%	3.09%
Efficiency ratio [non-interest (other operating) expenses / revenues]	67.70%	67.42%


Provision and Allowance for Loan Losses. During the quarter ended March 31, 2007, the provision for loan losses was $1.0 million compared to $1.2 million from the quarter ended March 31, 2006. As discussed in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision for loan losses in the quarter ended March 31, 2007 reflects slower growth in the size of the loan portfolio, continuing changes in the loan mix and a modest level of net charge-offs, balanced against an increase in non-performing loans. There were net charge-offs of $236,000 for the quarter ended March 31, 2007, compared to $204,000 of charge-offs for the same quarter a year earlier, and non-performing loans increased $4.8 million to $13 million at March 31, 2007, compared to $8 million at March 31, 2006. Generally, these non-performing loans reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions. A comparison of the allowance for loan losses at March 31, 2007 and 2006 shows an increase of $4.4 million to $36 million at March 31, 2007, from $32 million at March 31, 2006. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.21% and 1.24% at March 31, 2007 and 2006, respectively. The allowance as a percentage of non-performing loans decreased to 277% at March 31, 2007, compared to 385% a year earlier.

In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. As a result, we maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies. We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. We increase our allowance for loan losses by charging provisions for probable loan losses against our income and values impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by us at the time financial statements are prepared. Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control. The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, we determine that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of March 31, 2007, we had identified $13.1 million of impaired loans as defined by SFAS No. 114 and had established $2.8 million of loss allowances related to these loans.

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances. Loss factors are based on our historical loss experience adjusted for significant factors including the experience of other banking organizations that, in our judgment, affect the collectibility of the portfolio as of the evaluation date. The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

We believe that the allowance for loan losses as of March 31, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and


results of operations. In addition, the determination of the amount of Banner Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following tables provide additional detail on our allowance for loan losses (dollars in thousands):
	Quarters Ended March 31
Allowance for Loan Losses:	2007	2006
Balance, beginning of the period	$35,535	$30,898

Provision for loan losses	1,000	1,200

Recoveries of loans previously charged off:

One- to four-family real estate	337	--
Commercial real estate	--	75
Multifamily real estate	--	--
Construction and land	--	8
Commercial business	35	53
Agricultural business, including secured by farmland	255	10
Consumer	37	10
	664	156
Loans charged off:

One- to four-family real estate	(413)	(35)
Commercial real estate	--	--
Multifamily real estate	--	--
Construction and land	--	--
Commercial business	(404)	(78)
Agricultural business, including secured by farmland	(20)	(213)
Consumer	(63)	(34)
	(900)	(360)
Net (charge-offs) recoveries	(236)	(204)

Balance, end of the period	$36,299	$31,894

Net charge-offs (recoveries) as a percentage of average net book value of loans outstanding for the period	0.01%	0.01%

The following is a schedule of our allocation of the allowance for loan losses (dollars in thousands):

	March 31 2007	December 31 2006	March 31 2006
Specific or allocated loss allowances:
One- to four-family real estate	$939	$1,420	$897
Commercial real estate	4,726	5,129	4,703
Multifamily real estate	902	886	838
Construction and land	12,294	11,717	8,031
Commercial business	10,652	10,513	10,028
Agricultural business, including secured by farmland	2,554	2,417	3,017
Consumer	945	903	587
Total allocated	33,012	32,895	28,101

Estimated allowance for undisbursed commitments	259	513	139
Unallocated	3,028	2,037	3,654
Total allowance for loan losses	$36,299	$35,535	$31,894

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for loan losses)	1.21%	1.20%	1.24%
Ratio of allowance for loan losses to non-performing loans	277%	253%	385%


Other Operating Income. Other operating income was $6.3 million for the quarter ended March 31, 2007, an increase of $1.8 million from the quarter ended March 31, 2006. Recurring other operating income, excluding fair value adjustments recorded pursuant to the adoption of SFAS No. 159, increased 14% to $5.2 million compared to $4.5 million in the first quarter last year, largely as a result of increased deposit fees and service charges. Deposit fees and other service charge income increased by $471,000, or 19%, to $3.0 million for the quarter ended March 31, 2007, compared to $2.5 million for the quarter ended March 31, 2006, primarily reflecting growth in customer transaction accounts and increased merchant credit card services, although changes in certain pricing schedules also contributed to the increase. Loan servicing fees were nearly unchanged at $375,000 for the current quarter, compared to $390,000 for the quarter ended March 31, 2006. Gain on sale of loans modestly increased by $203,000 to $1.4 million for the quarter ended March 31, 2007, compared to $1.2 million for the same quarter a year earlier as mortgage banking activity maintained a similar pace. Loan sales for the quarter ended March 31, 2007 totaled $83.6 million, compared to $78.3 million for the quarter ended March 31, 2006. Gain on sale of loans in the current quarter included $187,000 of fees on $21.6 million of loans which were brokered and are not reflected in the volume of loans sold. By comparison, in the quarter ended March 31, 2006, gain on sale of loans included $61,000 of fees on $5.7 million of brokered loans. As noted above, other income also includes $1.2 million for the increase in valuation of financial instruments now carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159.

Other Operating Expenses. Other operating expenses increased $2.9 million, or 12%, to $26.1 million for the quarter ended March 31, 2007, from $23.2 million for the quarter ended March 31, 2006, largely reflecting the growth resulting from our branch expansion strategy. The increase in expenses includes operating costs associated with the opening of six new branch offices in Boise (2) and Meridian, Idaho and Baker City, La Grande and Portland, Oregon and the relocation and upgrading of our branch office in Redmond, Washington. Reflecting this growth, salary and employee benefits expense increased by $979,000, or 6% and occupancy costs increased by $558,000, or 15% compared to the same period a year earlier. In addition, compensation was higher as a result of general wage and salary increases, as well as increased per employee costs associated with benefit programs and employer-paid taxes. Further, expenses associated with merchant credit card services increased as a result of growth in this fee generating activity. We also continued our strong commitment to advertising and marketing expenditures, which were $1.9 million in the quarter ended March 31, 2007, compared to $1.4 million for the same period in the prior year. Despite continuing start up costs associated with branch growth, other operating expenses as a percentage of average assets decreased to 3.02% for the quarter ended March 31, 2007, from 3.09% for the quarter one year earlier, reflecting significant growth in the average asset base. Our efficiency ratio remained relatively unchanged at 67.70% for the quarter ended March 31, 2007 from 67.42% for the comparable period in 2006. We expect continued increases in the absolute level of operating expenses as a result of our expansion plans; however, over time, we believe that this investment in our branch network will lead to a lower relative cost of funds and enhanced revenues which should result in an improved efficiency ratio and stronger operating results.

Income Taxes. Income tax expense was $3.6 million for the quarter ended March 31, 2007, compared to $3.2 million for the comparable period in 2006. Our effective tax rates for the quarters ended March 31, 2007 and 2006 were 31.7% and 32.2%, respectively. The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments. The slightly lower effective tax rate in the current period was primarily a result of an increase in the relative combined effect of the tax credits from CRA investments and tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance, compared to other taxable net revenue.

Asset Quality

Classified Assets: State and federal regulations require us to review and classify our problem assets on a regular basis. In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified. Banner Bank's Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolio, including information on risk concentrations, delinquencies and classified assets. The Credit Policy Division approves all recommendations for new classified assets or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets. The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses. Significant problem loans are transferred to Banner Bank's Special Assets Department for resolution or collection activities. Banner Bank's Board of Directors is given a detailed report on classified assets and asset quality at least quarterly.

Allowance for Loan Losses: In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, we maintain an allowance for loan losses consistent with GAAP guidelines. We increase our allowance for loan losses by charging provisions for probable loan losses against our income. The allowance for losses on loans is maintained at a level which, in our judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. At March 31, 2007, we had an allowance for loan losses of $36.3 million, which represented 1.21% of total loans and 277% of non-performing loans, compared to 1.24% and 385%, respectively, at March 31, 2006.

Non-Performing Assets: Non-performing assets increased to $14 million, or 0.39% of total assets, at March 31, 2007, compared to $9 million, or 0.28% of total assets, at March 31, 2006. Generally, asset quality remained good and non-performing loans and assets reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions. We have not engaged in any subprime lending and have not been significantly affected by the concerns emanating from that market segment. At March 31, 2007, our largest non-performing loan exposure was for commercial loans totaling $2.4 million to a non-farm operating business which are primarily secured by ranch land in western Idaho and processing equipment. The second largest non-performing loan exposure was for loans totaling $2.1 million to a cold storage business primarily secured by commercial real estate in northwestern Washington. The third largest non-performing loan exposure was for loans totaling $1.2 million to an agricultural-related


business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment. At March 31, 2007, we had $958,000 of real estate owned and other repossessed assets which primarily consisted of a parcel of undeveloped land with a book value of $918,000. We were awarded the undeveloped land as a result of litigation relative to certain previously charged off loans. While this award resulted in an increase in real estate owned, since the loans had been fully charged off in prior periods, it also was recognized as a recovery in the quarter ended September 30, 2006. Management is optimistic about the prospects for a near-term disposal of this property. Although relatively stable in recent quarters, Banner Bank has made very meaningful progress in the past three years in reducing non-performing loans and improving asset quality, which has contributed significantly to its improved operating performance.

The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	March 31 2007	December 31 2006	March 31 2006
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$1,536	$1,198	$1,079
Commercial	3,329	4,215	2,489
Multifamily	792	792	--
Construction and land	1,842	2,056	223
Commercial business	4,529	4,498	2,560
Agricultural business, including secured by farmland	1,031	703	1,634
Consumer	--	1	240
	13,059	13,463	8,225
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	55	593	57
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	7
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	--	--	--
	55	593	64
Total non-performing loans	13,114	14,056	8,289

Real estate owned, held for sale, and other repossessed assets, net	958	918	328

Total non-performing assets at the end of the period	$14,072	$14,974	$8,617
Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	0.44%	0.47%	0.32%
Non-performing assets as a percentage of total assets at end of the period	0.39%	0.43%	0.28%

Troubled debt restructuring at end of the period	$--	$--	$--

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

Our primary investing activity is the origination and purchase of loans. During the quarter ended March 31, 2007, we had loan originations, net of principal repayments, of $127 million and purchased loans in the amount of $10,000. This activity was funded primarily by sales of loans and deposit growth. During the quarter ended March 31, 2007, we sold $84 million of loans and generated net deposit growth of $127 million, while FHLB advances decreased $84 million and other borrowings decreased $8 million.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the quarter ended March 31, 2007, we used our sources of funds primarily to fund loan commitments, repay FHLB advances and other borrowings, and pay maturing savings certificates and deposit withdrawals. At March 31, 2007, we had outstanding loan commitments totaling $1.084 billion, including undisbursed loans in process totaling $1.027 billion. We generally maintain sufficient cash, marketable securities and readily available borrowing lines to meet short-term liquidity needs. We maintain a credit facility with the FHLB of Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of Banner Bank's assets or unencumbered qualifying collateral, which at March 31, 2007 would allow up to a total possible credit line of $588 million. As a result of changes in our asset mix, advances from the FHLB are more likely to be limited by available qualifying collateral than by the 35% of assets calculation. Advances under this credit facility totaled $93 million, or 3% of our assets, at March 31, 2007. We also have in place borrowing lines with certain correspondent banks which in aggregate total $95 million, none of which was drawn upon as of March 31, 2007.

At March 31, 2007, certificates of deposit amounted to $1.613 billion, or 55% of our total deposits, including $1.402 billion which were scheduled to mature within one year. While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of customer deposits as they mature. We believe we have adequate resources to fund all loan commitments from customer deposits, FHLB advances, other borrowings, principal and interest payments and sale of mortgage loans, and that we can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

Financial Instruments with Off-Balance-Sheet Risk

We enter into financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of March 31, 2007, outstanding commitments consist of the following (in thousands):
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$ 493,040
Revolving open-end lines secured by one- to four-family residential properties	58,234
Credit card lines	28,095
Other, primarily business and agricultural loans	450,582
Real estate secured by one- to four-family residential properties	38,517
Standby letters of credit and financial guarantees	15,911

Total	$ 1,084,379

Commitments to sell loans secured by one- to four-family residential properties	$ 38,517

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


Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. We make every effort to deliver these loans before their rate locks expire. This arrangement generally requires us to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the customer and at times by us. The lock extension costs we pay are managed daily and are not expected to have a material impact to operations. Changes in the value of rate lock commitments are recorded as other assets and liabilities. See "Derivative Instruments" under Note 1 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Banner Bank, a state-chartered, federally-insured commercial bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and Banner Bank to maintain minimum amounts and ratios of capital. The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires Banner Bank to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At March 31, 2007 and December 31, 2006, Banner Corporation and Banner Bank exceeded all current regulatory capital requirements. However, events beyond our control, such as weak or depressed economic conditions in areas where we have most of our loans, could adversely affect future earnings and, consequently, our ability to meet our capital requirements. Further, rapid growth in our assets and liabilities could exceed growth in its retained earnings and necessitate other actions designed to augment our capital base. As a result, we regularly explore alternative financing arrangements that could provide additional regulatory capital to support future growth. See Item 1, "Business-Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in Banner Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC for additional information regarding our regulatory capital requirements.

The actual regulatory capital ratios calculated for Banner Corporation and Banner Bank as of March 31, 2007, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):
	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2007:
Banner Corporation-consolidated
Total capital to risk-weighted assets	$401,469	12.61%	$254,616	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	339,065	10.65	127,308	4.00	N/A	N/A
Tier 1 leverage capital to average assets	339,065	9.78	138,631	4.00	N/A	N/A

Banner Bank
Total capital to risk-weighted assets	341,114	10.74	254,074	8.00	$317,592	10.00%
Tier 1 capital to risk-weighted assets	304,815	9.60	127,037	4.00	190,555	6.00
Tier 1 leverage capital to average assets	304,815	8.81	138,438	4.00	173,048	5.00


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Our financial condition and results of operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us. An exception to this generalization in past periods has been the beneficial effect of interest rate floors on many of our floating rate loans, which helped maintain higher loan yields despite declining levels of market interest rates. An additional exception to the generalization has been the beneficial effect of lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products in rising market interest rate environments. This beneficial effect was particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to our expanded net interest margin during 2005 and 2006. However, for recent quarters this lag effect has had a negative impact on our net interest margin as deposit costs have continued to increase while loan yields have generally stabilized following the Federal Reserve's decision to stop increasing short-term interest rates.

The principal objectives of asset/liability management are to evaluate the interest-rate risk exposure; to determine the level of risk appropriate given our operating environment, business plan strategies, performance objectives, capital and liquidity constraints, and asset and liability allocation alternatives; and to manage our interest rate risk consistent with regulatory guidelines and approved policies of the Board of Directors. Through such management, we seek to reduce the vulnerability of our earnings and capital position to changes in the level of interest rates. Our actions in this regard are taken under the guidance of the Asset/Liability Management Committee, which is composed of members of our senior management. The Committee closely monitors our interest sensitivity exposure, asset and liability allocation decisions, liquidity and capital positions, and local and national economic conditions, and attempts to structure the loan and investment portfolios and funding sources to maximize earnings within acceptable risk tolerances.

Sensitivity Analysis

Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk. We also utilize market value analysis, which addresses changes in estimated net market value of equity arising from changes in the level of interest rates. The net market value of equity is estimated by separately valuing our assets and liabilities under varying interest rate environments. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net equity value to changes in interest rates and provides an additional measure of interest rate risk.

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

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2007, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.


Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	$5,271	3.9%	$(58,627)	(16.5)%
+200	4,461	3.3	(36,790)	(10.4)
+100	2,617	1.9	(15,973)	(4.5)
0	0	0	0	0
-100	(2,666)	(2.0)	5,510	1.6
-200	(5,653)	(4.2)	(6,377)	(1.8)
-300	(7,170)	(5.3)	(23,278)	(6.6)

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2007. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown. At March 31, 2007, total interest-bearing assets maturing or repricing within one year were less than total interest-earning liabilities maturing or repricing in the same time period by $13.4 million, representing a one-year cumulative gap to total assets ratio of (0.37%).


Interest Sensitivity Gap as of March 31, 2007	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$764,460	$3,966	$10,991	$1,447	$--	$--	$780,864
Fixed-rate mortgage loans	73,822	57,853	163,910	91,462	113,239	41,985	542,271
Adjustable-rate mortgage loans	489,815	72,513	297,437	117,111	4,430	101	981,407
Fixed-rate mortgage-backed securities	7,791	7,302	24,860	19,059	32,495	15,247	106,754
Adjustable-rate mortgage-backed securities	4,111	3,741	12,288	8,814	15,709	--	44,663
Fixed-rate commercial/agricultural loans	43,185	25,183	63,029	26,127	4,418	83	162,025
Adjustable-rate commercial/agricultural loans	407,894	9,879	14,596	9,890	159	18	442,436
Consumer and other loans	51,206	6,763	15,506	24,869	11,575	675	110,594
Investment securities and interest-earning deposits	79,410	7,331	47,771	4,771	10,406	45,970	195,659

Total rate sensitive assets	1,921,694	194,531	650,388	303,550	192,431	104,079	3,366,673

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	192,755	103,389	241,242	241,242	--	--	778,628
Money market deposit accounts	90,482	54,290	36,193	--	--	--	180,965
Certificates of deposit	1,001,627	401,239	159,669	37,974	12,137	19	1,612,665
FHLB advances	69,430	24,500	--	--	--	--	93,930
Other borrowings	25,346	--	--	--	--	--	25,346
Junior subordinated debentures	97,942	--	--	25,774	--	--	123,716
Retail repurchase agreements	68,595	--	--	--	428	--	69,023

Total rate sensitive liabilities	1,546,177	583,418	437,104	304,990	12,565	19	2,884,273

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$375,517	$(388,887)	$213,284	$(1,440)	$179,866	$104,060	$482,400
Cumulative excess (deficiency) of interest- sensitive assets	$375,517	$(13,370)	$199,914	$198,474	$378,340	$482,400	$482,400

Cumulative ratio of interest-earning assets to interest-bearing liabilities	124.29%	99.37%	107.79%	106.91%	113.12%	116.73%	116.73%
Interest sensitivity gap to total assets	10.52%	(10.89)%	5.97%	(0.04)%	5.04%	2.92%	13.51%
Ratio of cumulative gap to total assets	10.52%	(0.37)%	5.60%	5.56%	10.60%	13.51%	13.51%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although Banner Bank's regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $532.0 million, or (14.90%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Comparison of Results of Operations for the Quarters Ended March 31, 2007 and 2006" of this report.

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

        (a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b) Changes in Internal Controls: In the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In the normal course of business, we have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which we hold a security interest. We are not a party to any pending legal proceedings that management believes would have a material adverse effect on our financial condition or operations.

Item 1A.   Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-26584).

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, we did not sell any securities that were not registered under the Securities Act of 1933.

The table below represents our purchases of equity securities during the quarter covered by this report.
Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan (1)
Beginning	Ending
January 1, 2007	January 31, 2007	2,150	$41.97	--	100,000
February 1, 2007	February 28, 2007	2,295	$43.57	--	100,000
March 1, 2007	March 31, 2007	3,541	$40.91	--	100,000
Total		7,986	$41.96	--

(1)	On July 26, 2006, the Board of Directors authorized the repurchase of up to 100,000 shares of our outstanding common stock over the next twelve months. As of March 31, 2007, no shares had been purchased under this program.

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

Banner Corporation

May 9, 2007	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2007	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)


Exhibit Index

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


EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 of Banner Corporation;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 9, 2007	/s/D. Michael Jones D. Michael Jones Chief Executive Officer


EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 of Banner Corporation;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 9, 2007	/s/Lloyd W. Baker Lloyd W. Baker Chief Financial Officer


EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, that:

* the Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

*  the information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

May 9, 2007	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

May 9, 2007	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer
