Form 10-Q
period 2007-06-30
BANNER CORP
filed 2007-08-09
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________to ____________:

Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (509) 527-3636

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of July 31, 2007

Common Stock, $.01 par value per share	15,723,880 shares*

*	Includes 240,381 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant.

BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of June 30, 2007 and December 31, 2006	3

Consolidated Statements of Income for the Quarters and Six Months Ended June 30, 2007 and 2006	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2007 and 2006	5

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2007 and 2006	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	8

Selected Notes to Consolidated Financial Statements	10

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	22

Executive Overview	22

Comparison of Financial Condition at June 30, 2007 and December 31, 2006	23

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2007 and 2006	26

Asset Quality	32

Liquidity and Capital Resources	33

Financial Instruments with Off-Balance-Sheet Risk	34

Capital Requirements	34

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	36

Sensitivity Analysis	36

Item 4 - Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	41

Item 1A - Risk Factors	41

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3 - Defaults upon Senior Securities	41

Item 4 - Submission of Matters to a Vote of Security Holders	41

Item 5 - Other Information	41

Item 6 - Exhibits	42

SIGNATURES	44

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2007 and December 31, 2006

	June 30 2007	December 31 2006

ASSETS
Cash and due from banks	$106,803	$73,385
Securities at fair value, cost $186,625 and $0, respectively; encumbered $0 and $0, respectively	182,969	—
Securities available for sale, cost $0 and $230,189, respectively; encumbered $0 and $27,107, respectively	—	226,153
Securities held to maturity, fair value $48,928 and $49,008, respectively	48,196	47,872
Federal Home Loan Bank stock	37,291	35,844
Loans receivable:
Held for sale, fair value $8,269 and $5,136	8,178	5,080
Held for portfolio	3,610,174	2,960,910
Allowance for loan losses	(43,248)	(35,535)

	3,575,104	2,930,455
Accrued interest receivable	24,885	23,272
Real estate owned, held for sale, net	1,700	918
Property and equipment, net	87,327	58,003
Goodwill and other intangibles, net	129,126	36,287
Deferred income tax asset, net	4,764	7,533
Bank-owned life insurance	50,441	38,527
Other assets	20,443	17,317

	$4,269,049	$3,495,566

LIABILITIES
Deposits:
Non-interest-bearing	$455,628	$332,372
Interest-bearing transactions and savings accounts	1,307,680	905,746
Interest-bearing certificates	1,829,473	1,556,474

	3,592,781	2,794,592
Advances from Federal Home Loan Bank	—	177,430
Advances from Federal Home Loan Bank at fair value	33,826	—
Other borrowings	71,926	103,184
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	—	123,716
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	98,419	—
Accrued expenses and other liabilities	51,792	36,888
Deferred compensation	10,497	7,025
Income taxes payable	7,501	2,504

	3,866,742	3,245,339
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued	—	—
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 13,201,418 shares issued:
15,440,105 shares and 12,073,889 shares outstanding at June 30, 2007 and December 31, 2006, respectively	278,447	135,149
Retained earnings	126,249	120,206
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale and/or transferred to held to maturity	(202)	(2,852)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 and 240,381 restricted shares outstanding at June 30, 2007 and December 31, 2006, respectively	(1,987)	(1,987)
Carrying value of shares held in trust for stock related compensation plans	(7,699)	(7,262)
Liability for common stock issued to deferred, stock related, compensation plans	7,499	6,973

	(200)	(289)

	402,307	250,227

	$4,269,049	$3,495,566

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Six Months Ended June 30, 2007 and 2006

	Quarters Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

INTEREST INCOME:
Loans receivable	$71,047	$55,088	$132,875	$104,214
Mortgage-backed securities	1,535	2,011	3,310	4,094
Securities and cash equivalents	1,829	1,834	3,672	3,612

	74,411	58,933	139,857	111,920
INTEREST EXPENSE:
Deposits	32,378	20,828	59,988	38,259
Federal Home Loan Bank advances	1,164	4,141	3,441	7,267
Other borrowings	790	766	1,718	1,464
Junior subordinated debentures	1,969	1,973	4,423	3,801

	36,301	27,708	69,570	50,791

Net interest income before provision for loan losses	38,110	31,225	70,287	61,129
PROVISION FOR LOAN LOSSES	1,400	2,300	2,400	3,500

Net interest income	36,710	28,925	67,887	57,629
OTHER OPERATING INCOME:
Deposit fees and other service charges	4,090	2,891	7,053	5,383
Mortgage banking operations	1,808	1,454	3,163	2,606
Loan servicing fees	373	334	748	724
Miscellaneous	592	321	1,053	789

	6,863	5,000	12,017	9,502
Net change in valuation of financial instruments carried at fair value	(1,877)	—	(697)	—

Total other operating income	4,986	5,000	11,320	9,502
OTHER OPERATING EXPENSES:
Salary and employee benefits	19,635	16,553	36,103	32,042
Less capitalized loan origination costs	(3,175)	(3,228)	(5,769)	(5,820)
Occupancy and equipment	5,106	3,938	9,458	7,732
Information/computer data services	1,767	1,285	3,136	2,585
Professional services	723	534	1,282	1,066
Advertising	1,867	2,074	3,724	3,516
Insurance recovery, net proceeds	—	(5,350)	—	(5,350)
Miscellaneous	5,376	4,205	9,436	7,438

Total other operating expenses	31,299	20,011	57,370	43,209

Income before provision for income taxes	10,397	13,914	21,837	23,922
PROVISION FOR INCOME TAXES	3,286	4,555	6,913	7,775

NET INCOME	$7,111	$9,359	$14,924	$16,147

Earnings per common share (see Note 7):
Basic	$0.49	$0.79	$1.11	$1.36
Diluted	$0.48	$0.77	$1.09	$1.33
Cumulative dividends declared per common share:	$0.19	$0.18	$0.38	$0.36

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Six Months Ended June 30, 2007 and 2006

	Quarters Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

NET INCOME	$7,111	$9,359	$14,924	$16,147
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $0, $(625), $0 and $(1,518), respectively	—	(1,161)	—	(2,819)

Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $0, $0, $0 and $0, respectively	—	—	—	—
Amortization of unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity net of deferred income tax of $0, $0, $0 and $0, respectively	13	13	27	23

Other comprehensive income (loss)	13	(1,148)	27	(2,796)

COMPREHENSIVE INCOME	$7,124	$8,211	$14,951	$13,351

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Six Months Ended June 30, 2007 and 2006

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity

BALANCE, January 1, 2006	$130,573	$96,783	$(2,736)	$(2,480)	$(475)	$221,665
Net income		16,147				16,147
Change in valuation of securities available for sale, net of income taxes			(2,796)			(2,796)
Cash dividend on common stock ($.36/share cumulative)		(4,304)				(4,304)
Purchase and retirement of common stock	(2,346)					(2,346)
Proceeds from issuance of common stock for exercise of stock options	3,720					3,720
Net issuance of stock through employer’s stock plans, including tax benefit	28			(14)		14
Accrual of compensation expense related to stock options	309					309
Accrual of compensation expense related to MRP					93	93

BALANCE, June 30, 2006	$132,284	$108,626	$(5,532)	$(2,494)	$(382)	$232,502

BALANCE, January 1, 2007	$135,149	$120,206	$(2,852)	$(1,987)	$(289)	$250,227
Net income		14,924				14,924
Cumulative effect of early adoption of SFAS Nos. 157 & 159 Fair Value Option		(3,520)	2,623			(897)
Amortization of discount on securities transferred from available for sale to held to maturity, net of income taxes			27			27
Cash dividend on common stock ($.38/share cumulative)		(5,361)				(5,361)
Purchase and retirement of common stock	(430)					(430)
Proceeds from issuance of common stock for exercise of stock options	991					991
Proceeds from issuance of common stock for stockholder reinvestment program	29,368					29,368
Acquisitions:
Shares issued to the shareholders of F&M Bank (“F&M”)	78,006					78,006
Shares issued to the shareholders of San Juan Financial Holding Company (“SJFHC”)	35,149					35,149
Recognition of tax benefit related to the release of MRP shares	58					58
Accrual of compensation expense related to stock options	156					156
Accrual of compensation expense related to MRP					89	89

BALANCE, June 30, 2007	$278,447	$126,249	$(202)	$(1,987)	$(200)	$402,307

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006

Common stock, shares issued, beginning of period	12,314	12,082
Purchase and retirement of common stock	(11)	(63)
Issuance of common stock for bank acquisitions	2,593	—
Issuance of common stock for exercised stock options and/or employee stock plans	57	251
Issuance of common stock for stockholder reinvestment program	727	—

Number of shares (retired) issued during the period	3,366	188

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	15,680	12,270

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(300)
Adjustment of earned shares	—	(2)

Number of shares, end of period	(240)	(302)

NET SHARES OUTSTANDING	15,440	11,968

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006

OPERATING ACTIVITIES:
Net income	$14,924	$16,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,629	2,925
Deferred income and expense, net of amortization	(526)	864
Loss (gain) on sale of securities	—	—
Net change in valuation of financial instruments carried at fair value	697	—
Deferred taxes	(2,887)	(656)
Equity-based compensation	89	93
Stock options compensation	156	309
Equity-based long term incentive plan	49	—
Tax benefits realized from equity-based compensation	(58)	(61)
Increase in cash surrender value of bank-owned life insurance	(937)	(779)
Gain on sale of loans, excluding capitalized servicing rights	(2,853)	(2,046)
Loss (gain) on disposal of real estate held for sale and property and equipment	(75)	(47)
Provision for losses on loans and real estate held for sale	2,400	3,500
Net change in:
Loans held for sale	(3,098)	(929)
Other assets	(46)	(1,271)
Other liabilities	8,302	5,733

Net cash provided by operating activities	19,766	23,782

INVESTING ACTIVITIES:
Purchases of securities at fair value	(125)	—
Principal repayments and maturities of securities at fair value	14,219	—
Proceeds from sales of securities at fair value	61,364	—
Principal repayments and maturities of securities available for sale	—	15,269
Purchases of securities held to maturity	(661)	—
Principal repayments and maturities of securities held to maturity	297	1,255
Origination of loans, net of principal repayments	(331,296)	(539,491)
Purchases of loans and participating interest in loans	(2,354)	(4,091)
Proceeds from sales of loans and participating interest in loans	198,957	160,545
Purchases of property and equipment, net	(14,660)	(4,917)
Proceeds from sale of real estate held for sale, net	74	179
Acquisition of F&M and SJFHC net of cash acquired	(6,839)	—
Other	(9)	(525)

Net cash used by investing activities	(81,033)	(371,776)

FINANCING ACTIVITIES:
Increase in deposits	325,103	256,144
Proceeds from FHLB advances	116,500	1,043,900
Repayment of FHLB advances	(295,486)	(940,000)
Repayment of repurchase agreement borrowings	(24,524)	(1,748)
Increase (decrease) in other borrowings, net	(26,359)	(17,979)
Repayment of trust securities	(25,774)
Cash dividends paid	(4,710)	(4,244)
Repurchases of stock, net of forfeitures	(430)	(2,346)
Tax benefits realized from equity-based compensation	58	61
ESOP shares earned (returned)	—	(47)
Issuance of stock-net of costs	29,316	—
Exercise of stock options	991	3,720

Net cash provided by financing activities	94,685	337,461

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	33,418	(10,533)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	73,385	116,448

CASH AND DUE FROM BANKS, END OF PERIOD	$106,803	$105,915

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$63,169	$48,239
Taxes paid in cash	388	3,481
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	864	42
Net change in accrued dividends payable	651	60
Change in other assets/liabilities	1,075	1,436
Cash paid out in acquisitions	(26,481)	—
Fair value of assets acquired	690,571	—
Liabilities assumed in acquisition	550,883	—
Stock based consideration issued for acquisition	(113,207)	—
Adoption of SFAS Nos. 157 and 159:
Securities available for sale transferred to fair value	226,153	—
FHLB advances adjustment to fair value	678	—
Junior subordinated debentures including unamortized origination costs adjustment to fair value	2,079	—
Deferred tax asset related to fair value adjustments	(504)	—

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation and Critical Accounting Policies

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2007, its 77 branch offices and 13 loan production offices located in 28 counties in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).  The consolidated financial statements and results of operation presented in this report on Form 10-Q include financial information for Islanders Bank and our other recent acquisition, F&M Bank, Spokane, Washington (F&M) which was merged into Banner Bank, subsequent to our acquisition of those banks on May 1, 2007.  (See Note 3  of the Selected Notes to the Consolidated Financial Statements for additional information with respect to these acquisitions.)

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses and (iii) the valuation of financial assets and liabilities recorded at fair value, goodwill, mortgage servicing rights and real estate held for sale.  These policies and the judgments, estimates and assumptions are described in greater detail below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  There have been no significant changes in our application of accounting policies since December 31, 2006, except for the adoption of SFAS No. 157 and 159 (for additional information, see Notes 2 and 6 of the Selected Notes to the Consolidated Financial Statements).

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

Note 2:  Recent Developments and Significant Events

Sale of $25 Million of Trust Preferred Securities:  On July 31, 2007, the Company completed the issuance of $25 million of Trust Preferred Securities in a private placement.  The Trust Preferred Securities were issued by Banner Capital Trust VII, a special purpose business trust formed by Banner Corporation, and sold to pooled investment vehicles sponsored by various investment banking firms.  The Trust Preferred Securities will be recorded as a liability on the consolidated statement of financial condition but are expected to qualify as Tier 1 capital for regulatory capital purposes.  The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, or may also be used to fund the Company’s stock repurchase program and other general corporate purposes as necessary.  Under the terms of the transaction, the Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  The holders of the Trust Preferred Securities will be entitled to receive cumulative cash distributions at a variable annual rate, with a current interest rate of 6.7375%, reset quarterly equal to three month LIBOR plus 1.38%.

Proposed Acquisition of NCW Community Bank:  On June 28, 2007, Banner announced the signing of a definitive merger agreement with NCW Community Bank, Wenatchee, Washington, in a transaction valued at approximately $18.5 million in cash and common stock for all of the outstanding common shares and stock options of NCW Community Bank.  According to the terms of the definitive agreement and assuming all outstanding NCW Community Bank options are exercised, NCW Community Bank shareholders will receive 0.7425 shares of Banner Corporation common stock and $14.19 in cash for each NCW Community Bank share.  The acquisition, which has been approved by the Boards of Directors of both companies, is subject to, among other contingencies, approval by regulators and NCW Community Bank shareholders.  Founded in 1999, NCW Community Bank is a state chartered commercial community bank with $101 million in assets, $88 million in loans, $91 million in deposits and shareholders’ equity of $9 million as of June 30, 2007.  NCW Community Bank operates one branch in Wenatchee, Washington and has another branch under construction in East Wenatchee.  NCW Community Bank will merge into Banner Bank in connection with this transaction, which is expected to close during the fourth quarter of 2007 subject to regulatory and shareholder approval.  The merger will significantly add to Banner’s customer base and market share in the North Central Washington area.

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

Upon adoption of SFAS No. 159, we selected fair value measurement for all of our “available for sale” investment securities, Federal Home Loan Bank advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007.  The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings.  While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total stockholders’ equity was $897,000 on January 1, 2007.  Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in subsequent financial reporting periods.  As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, we recorded a net gain of $1.2 million ($755,000 after tax) in the quarter ended March 31, 2007 and a net loss of $1.9 million ($1.2 million after tax) in the quarter ended June 30, 2007, resulting in a cumulative loss of $697,000 ($446,000 after tax) for the six months ended June 30, 2007.  (For further information, see Note 6 of the Selected Notes to the Consolidated Financial Statements.)

Early redemption of $25 million of Trust Preferred Securities:  Effective April 22, 2007, we repaid $26 million of junior subordinated debentures (debentures) issued in connection with Banner Capital Trust I as provided for under the early redemption provisions of the governing indenture at a price of 100% of the outstanding principal balance.  Prior to repayment, the interest rate on the debentures supporting Banner Capital Trust I was 9.09% during the quarter ended June 30, 2007.  The adjustable rate provisions of these debentures provided for changes in the interest rate every six months such that the rate would be equal to six month LIBOR plus 3.70%.  The cash required to redeem these debentures came from our general operating funds.

Sale of $25 Million of Trust Preferred Securities:  In December 2006, we completed the issuance of $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities.  The trust preferred securities were issued by Banner Capital Trust VI, a special purpose business trust formed by Banner Corporation.  The debentures have been recorded as a liability on the Consolidated Statement of Financial Condition and, subject to limitation under current Federal Reserve guidelines, a portion of the trust preferred securities qualify as Tier 1 capital for regulatory capital purposes.  The proceeds from this offering were retained by us to provide future flexibility with respect to regulatory capital requirements.  Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years, with certain exceptions.  The holders of the trust preferred securities and debentures are entitled to receive cumulative cash distributions at a variable annual rate.  The interest rate is fixed at 6.56% until March 1, 2012 and subsequent to that date will reset quarterly to equal the three month London Interbank Offered Rate Index (LIBOR) plus 1.62%.  Our previously issued trust preferred securities have similar reset provisions but carry different spreads to LIBOR and interest rates than this issuance.  At June 30, 2007, the interest rates on the other trust preferred securities ranged from 6.94% to 8.71%.  In accordance with Financial Interpretation No. (FIN) 46, the trusts are not consolidated with our financial statements.  Effective January 1, 2007, our junior subordinated debentures are being recorded at fair value.

Issuance of Shares through Dividend Reinvestment and Direct Stock Purchase and Sale Plan and Exercise of Options:  During the six months ended June 30, 2007, we added to our capital structure by issuing 727,260 new shares of our common stock at an average net price of $40.38 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  In addition, we issued a net 46,345 shares in connection with the exercise of vested stock options.  This combined stock issuance provided $29.9 million in capital during the six months ended June 30. 2007.  The additional capital will be available to support our continued growth initiatives and the acquisitions of F&M Bank, San Juan Financial Holding Company and NCW Community Bank.

Branch Expansion:  Over the past four years, we have invested significantly in expanding Banner Bank’s branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets, the Puget Sound region of Washington and, more recently, with the acquisition of F&M Bank, Spokane, Washington.  This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships.  This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow Banner Bank to proportionately reduce higher cost borrowings as a source of funds.  Since July 2003, Banner Bank has opened 23 new branch offices, relocated 7 additional branch offices and significantly refurbished its main office in Walla Walla.  We have also added 16 branches through the acquisitions of F&M Bank and Islanders Bank as explained in other sections of this report.

Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan (“Plan”) effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is indirectly related to changes in the value of Banner Corporation stock and changes in Banner Bank’s average earnings rate.  The primary objective of the Plan is for key employees who remain with the Company or the Bank for a sufficient period of time to share in the increases in the value of our stock.  Although the Plan benefits are tied to the value of Banner Corporation stock, the Plan benefit is paid in cash rather than shares of our stock.  Detailed information with respect to the plan was disclosed on a Form 8-K filed with SEC on July 19, 2006.  We recorded $49,000 of compensation cost relating to this Plan for the six months ended June 30, 2007.  There was no expense related to this plan for the six months ended June 30, 2006.

Recently Issued Accounting Pronouncements:  We elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007.  (See the earlier discussion above and Note 6 of the Selected Notes to the Consolidated Financial Statements for further information.)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, we adopted FIN 48.  Currently, we are subject to U.S. federal income tax and income tax of the States of Idaho and Oregon.  The years 2003 through 2005 remain open to examination for federal income taxes, and years 2003 through 2006 remain open for State examination.  As of January 1, 2007 and June 30, 2007, we had insignificant unrecognized tax benefits or uncertain tax positions.  In addition, we have no material accrued interest or penalties as of January 1, 2007 or June 30, 2007.  It is our policy to record interest and penalties as a component of income tax expense.  The amount of interest and penalties for the six months ended June 30, 2007 was immaterial.  The adoption of this accounting standard did not have a material impact on our Consolidated Financial Statements.

Note 3:  Acquisitions of F&M Bank and San Juan Financial Holding Company

On May 1, 2007, we completed the acquisition of F&M Bank (F&M) Spokane, Washington, in a stock and cash transaction valued at approximately $98.1 million with $20.1 million of cash and 1,773,402 shares of Banner common stock for 100% of the outstanding common shares of F&M Bank.  F&M Bank was merged into Banner Bank and the results of its operations are included in those of Banner Bank starting in the quarter ended June 30, 2007.  The purchase of F&M Bank allowed us to immediately expand Banner Bank’s franchise in the Spokane, Washington area, the fourth largest metropolitan market in the Pacific Northwest, by the addition of 13 branches and one loan office.

The acquisition was accounted for as a purchase in accordance with SFAS 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table:

	May 1, 2007

	(in thousands)
Cash paid to F&M’s shareholders	$19,404
Total value of the Banner’s common stock exchanged with F&M’s Shareholders	78,030
Transaction closing costs	665

Total purchase price		$98,099
Allocation of purchase price:
F&M shareholders’ equity	$33,379
Estimated adjustments to adjust assets and liabilities to fair value
Loans	(195)
Premises and equipment	3,315
Core deposit intangible	10,867
Deposits	(336)
Deferred taxes-net	(4,916)

Estimated fair value of net assets acquired		42,114

Goodwill resulting from acquisition		$55,985

Additional adjustments to the purchase price allocation may be required, specifically related to other assets and taxes.  The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired.  This intangible asset is being amortized on a straight-line basis over an estimated useful life of eight years.  The core deposit intangible asset is not estimated to have a significant residual value.  Goodwill represents the excess of the total purchase price paid for F&M Bank over the fair values of the assets acquired, net of the fair values of the liabilities assumed.  Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition on May 1, 2007 to the end of the current reporting period.

May 1, 2007

The fair value of the assets and liabilities of F&M Bank at the date of acquisition
Cash	$12,056
Securities available for sale	6,768
Federal funds sold	137
Loans-net of allowance for loan losses of $4,528	389,137
Premises and equipment-net	12,466
Bank-owned life insurance (BOLI)	8,662
Other assets	18,112
Goodwill	55,985

Total assets acquired	503,323

Deposits	(348,822)
Advances from Federal Home Loan Bank	(20,000)
Federal funds purchased and other borrowings	(19,625)
Other liabilities	(16,777)

Total liabilities assumed	(405,224)

Net assets acquired	$98,099

On May 1, 2007, we also completed the acquisition of San Juan Financial Holding Company (SJFHC), the parent company of Islanders Bank, Friday Harbor, Washington, in a stock and cash transaction valued at approximately $41.6 million in $6.4 million of cash and 819,209 shares of Banner common stock for 100% of the outstanding common shares of SJFHC.  SJFHC was merged into Banner Corporation and Islanders Bank has continued to operate as a separate subsidiary of Banner Corporation.  The results of its operations are included in Banner’s consolidated operations beginning in the quarter ended June 30, 2007.  The acquisition of Islanders Bank, with its three branches located in the San Juan Islands, added to Banner Corporation’s presence in the North Puget Sound region.

The acquisition was accounted for as a purchase in accordance with SFAS 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table.

	May 1, 2007

	(in thousands)
Cash paid to SJFHC shareholders	$6,159
Total value of the Banner’s common stock exchanged with SJFHC shareholders	35,177
Closing costs	253

Total purchase price		$41,589
Allocation of purchase price
SJFHC shareholders’ equity	$16,782
Estimated adjustments to adjust assets and liabilities to fair value
Loans	(604)
Premises and equipment	1,800
Core deposit intangible-net increase	6,147
Deposits	37
Deferred taxes-net	(2,659)

Estimated fair value of net assets acquired		21,503

Goodwill resulting from acquisition		$20,086

Additional adjustments to the purchase price allocation may be required, specifically related to other assets and taxes.  The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired.  This intangible asset is being amortized on a straight-line basis over an estimated useful life of eight years.  The core deposit intangible asset is not estimated to have a significant residual value.  Goodwill represents the excess of the total purchase price paid for SJFHC over the fair values of the assets acquired, net of the fair values of the liabilities assumed.  Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition on May 1, 2007 to the end of the current reporting period.

May 1, 2007

The fair value of the assets and liabilities of SJFHC at the date of acquisition
Cash	$7,449
Securities available for sale	26,263
Loans-net of allowance for loan losses of $1,429	116,999
Premises and equipment-net	5,756
BOLI	2,315
Other assets	8,380
Goodwill	20,086

Total assets acquired	187,248

Deposits	(124,264)
Advances from Federal Home Loan Bank	(15,726)
Other liabilities	(5,669)

Total liabilities assumed	(145,659)

Net assets acquired	$41,589

The following tables present unaudited pro forma condensed results of operations for the quarters and six months ended June 30, 2007 and 2006 prepared as if the acquisitions of F&M Bank and SJFHC had occurred on January 1, 2006.  Any cost savings realized as a result of the acquisitions are not reflected in the pro forma condensed statements of income as no assurance can be given with respect to the final amount of such cost savings.  The pro forma results have been prepared for comparison purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2006.

Pro Forma Financial Information – Unaudited
(in thousands except per share data)

	Quarter Ended June 30, 2007

		One Month Ended April 30, 2007		F&M Pro Forma Adjustments		SJFHC Pro Forma Adjustments
								Pro Forma Consolidated
	Banner	F&M	SJFHC

Net interest income before provision for loan losses	$38,110	$1,498	$439	$87	(A)	$44	(A)	$40,178
Provision for loan losses	1,400	853	5	—		—		2,258
Other operating income	4,986	600	290	—		(22	) (B)	5,854
Other operating expense	31,299	9,649	1,880	(6,905	) (C)	(1,207	) (D)	34,716

Income before provision for income taxes	10,397	(8,404)	(1,156)	6,992		1,229		9,058
Provision for income taxes (benefits)	3,286	(2,963)	75	2,517	(E)	443	(E)	3,558

Net income	$7,111	$(5,441)	$(1,231)	$4,475		$786		$5,700

Basic earnings per share	$0.49							$0.37
Diluted earning per share	$0.48							$0.36
Basic weighted average shares outstanding	14,520	687	120	584	(F)	270	(F)	15,374
Diluted weighted average shares outstanding	14,791	687	120	584	(F)	270	(F)	15,645

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M and SJFHC assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition
(C)	Reversal of merger related expenses of $7.0 million, offset by additional core deposit amortization of $113,000 assuming acquired January 1, 2006.
(D)	Reversal of merger related expenses of $1.3 million, offset by additional core deposit amortization of $50,000 assuming acquired January 1, 2006.
(E)	Income tax effect of pro forma adjustments at 36%
(F)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M and 2.2503 to 1 for SJFHC

	Six Months Ended June 30, 2007

		Four Months Ended April 30, 2007		F&M Pro Forma Adjustments		SJFHC Pro Forma Adjustments
								Pro Forma Consolidated
	Banner	F&M	SJFHC

Net interest income before provision for loan losses	$70,287	$5,803	$2,074	$33	(A)	$(10	) (A)	$78,187
Provision for loan losses	2,400	1,028	20	—		—		3,448
Other operating income	11,320	1,375	599	—		(22	) (B)	13,272
Other operating expense	57,370	13,425	3,109	(6,610	) (C)	(1,026	) (D)	66,268

Income before provision for income taxes	21,837	(7,275)	(456)	6,643		994		21,743
Provision for income taxes (benefits)	6,913	(2,612)	270	2,391	(E)	358	(E)	7,320

Net income	$14,924	$(4,663)	$(726)	$4,252		$636		$14,423

Basic earnings per share	$1.11							$0.95
Diluted earning per share	$1.09							$0.93
Basic weighted average shares outstanding	13,427	1,383	241	1,176	(F)	542	(F)	15,145
Diluted weighted average shares outstanding	13,728	1,383	241	1,176	(F)	542	(F)	15,446

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M and SJFHC assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition
(C)	Reversal of merger related expenses of $7.1 million, offset by additional core deposit amortization of $453,000 assuming acquired January 1, 2006.
(D)	Reversal of merger related expenses of $1.3 million, offset by additional core deposit amortization of $231,000 assuming acquired January 1, 2006
(E)	Income tax effect of pro forma adjustments at 36%
(F)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M and 2.2503 to 1 for SJFHC

Pro Forma Financial Information – Unaudited
(in thousands except per share data)

	Quarter Ended June 30, 2006

	Banner	F&M	SJFHC	F&M Pro Forma Adjustments		SJFHC Pro Forma Adjustments		Pro Forma Consolidated

Net interest income before provision for loan losses	$31,225	$4,065	$1,724	$(52	) (A)	$(23	) (A)	$36,939
Provision for loan losses	2,300	112	6	—		—		2,418
Other operating income	5,000	1,197	394	—		(44	) (B)	6,547
Other operating expense	20,011	3,567	1,289	339	(C)	181	(D)	25,387

Income before provision for income taxes	13,914	1,583	823	(391)		(248)		15,681
Provision for income taxes (benefits)	4,555	478	275	(141	) (E)	(89	) (E)	5,078

Net income	$9,359	$1,105	$548	$(250)		$(159)		$10,603

Basic earnings per share	$0.79							$0.74
Diluted earning per share	$0.77							$0.72
Basic weighted average shares outstanding	11,882	2,026	364	1,722	(F)	819	(F)	14,423
Diluted weighted average shares outstanding	12,196	2,134	364	1,814	(F)	819	(F)	14,829

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M and SJFHC assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition
(C)	Core deposit amortization assuming acquired January 1, 2006.
(D)	Additional core deposit amortization assuming acquired January 1, 2006
(E)	Income tax effect of pro forma adjustments at 36%
(F)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M and 2.2503 to 1 for SJFHC

	Six Months Ended June 30, 2006

	Banner	F&M	SJFHC	F&M Pro Forma Adjustments		SJFHC Pro Forma Adjustments		Pro Forma Consolidated

Net interest income before provision for loan losses	$61,129	$7,944	$3,436	$(202	) (A)	$(124	) (A)	$72,183
Provision for loan losses	3,500	315	12	—		—		3,827
Other operating income	9,502	2,240	745	—		(73	) (B)	12,414
Other operating expense	43,209	7,288	2,569	679	(C)	362	(D)	54,107

Income before provision for income taxes	23,922	2,581	1,600	(881)		(559)		26,663
Provision for income taxes (benefits)	7,775	779	522	(317	) (E)	(201	) (E)	8,558

Net income	$16,147	$1,802	$1,078	$(564)		$(358)		$18,105

Basic earnings per share	$1.36							$1.26
Diluted earning per share	$1.33							$1.23
Basic weighted average shares outstanding	11,836	2,029	364	1,725	(F)	819	(F)	14,380
Diluted weighted average shares outstanding	12,161	2,077	364	1,765	(F)	819	(F)	14,745

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M and SJFHC assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition
(C)	Core deposit amortization assuming acquired January 1, 2006.
(D)	Core deposit amortization assuming acquired January 1, 2006
(E)	Income tax effect of pro forma adjustments at 36%
(F)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M and 2.2503 to 1 for SJFHC

Note 4:  Business Segments

We are managed by legal entity and not by lines of business; however, both of our primary subsidiaries are engaged in the same line of business, commercial banking.  Banner Bank and Islanders Bank (together “the Banks”) are community oriented commercial banks chartered in the State of Washington.  The Banks’ primary business is that of traditional banking institutions, gathering deposits and originating loans for their portfolios in their primary market areas.  The Banks offer a wide variety of deposit products to their consumer and commercial customers.  Lending activities include the origination of real estate, commercial and agricultural business and consumer loans.  The Banks do not engage and have not engaged in any sub-prime lending programs.  Banner Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Banks receive other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Banks is reviewed by Banner Corporation’s executive management and Board of Directors on a monthly basis.  All of the executive officers of Banner Corporation are members of the Banner Bank executive management team and one director of Banner Corporation and one executive officer of Banner Bank are members of the Board of Directors of Islanders Bank.  None of the officers of Islanders Bank are officers or directors of Banner Corporation.

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

The following table sets forth additional detail on our interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	June 30 2007	December 31 2006	June 30 2006

Interest-bearing deposits included in Cash and due from banks	$25,437	$5,068	$32,547

Mortgage-backed securities	116,873	150,166	160,733
Other securities—taxable	63,677	77,332	82,365
Other securities—tax exempt	48,102	42,817	43,609
Equity securities with dividends	2,513	3,710	3,439

Total securities	231,165	274,025	290,146
FHLB stock	37,291	35,844	35,844

	$293,893	$314,937	$358,537

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Mortgage-backed securities interest	$1,535	$2,011	$3,310	$4,094

Taxable interest income	1,244	1,285	2,546	2,553
Tax-exempt interest income	503	488	968	981
Other stock—dividend income	27	61	67	78
FHLB stock dividends	55	—	91	—

	1,829	1,834	3,672	3,612

	$3,364	$3,845	$6,982	$7,706

Note 6:  Fair Value Accounting and Measurement

Banner elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value (FV) at specified election dates.  Upon adoption of SFAS No. 159, we selected fair value measurement for all of our “available for sale” investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007.  The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings.  While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in the January 1, 2007 opening stockholders’ equity was $897,000 when SFAS No. 159 was adopted.

The following table details the financial instruments carried at fair value to the dates indicated (in thousands)

	Cumulative Adjustment on Adoption of SFAS 159 January 1, 2007					June 30, 2007

	Amortized Cost	Fair Market Valuation Adjustment	Fair Value	Related Taxes	Cumulative Effect of Adoption	Amortized Cost	Fair Market Valuation Adjustment	Fair Value

Assets:
Securities – available for sale reclassified to fair value	$230,189	$(4,036)	$226,153	$1,413	$(2,623)	$186,625	$(3,656)	$182,969

Liabilities:
Advances from FHLB	$177,430	$(678)	$176,752	$244	$434	$34,170	$(344)	$33,826
Junior subordinated debentures, net of unamortized deferred origination costs	122,287	2,079	124,366	(748)	(1,331)	97,092	1,327	98,419

	$299,717	$1,401	$301,118	$(504)	$(897)	$131,262	$983	$132,245

Total adjustment					$(3,520)
Less transfer from accumulated other comprehensive loss to retained earnings					(2,623)

Cumulative reduction of opening stockholders’ equity at January 1, 2007 upon adoption of SFAS No. 159					$(897)

Note 6:  Fair Value Accounting and Measurement (continued)

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

These valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions.  These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets
•

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Instruments whose significant value drivers are unobservable.

Fair values are determined as follows:

•

Securities at fair value are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices and under the provisions of SFAS No. 157 are considered a Level 2 input method.

•

Advances from FHLB are priced using discounted cash flows to the date of maturity based on the FHLB of Seattle’s current rate sheet for member bank advances on the date of valuation and is considered a Level 2 input method.

•

Junior subordinated debentures are priced using discounted cash flows to the next available redemption date on the date of valuation based on recent issuances or quotes from brokers for comparable bank holding companies and are considered a Level 2 input method.

The following table outlines the net change in fair values recorded at the dates indicated (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Assets:
Securities – available for sale reclassified as carried at fair value	$(1,619)	$—	$(533)	$—
Liabilities
Advances from FHLB	(155)	—	(334)	—
Junior subordinated debentures net of unamortized deferred issuance costs	(103)	—	170	—

Net change in fair value	$(1,877)	$—	$(697)	$—

We have elected to continue to recognize the interest income and dividends from the securities reclassified to fair value as a component of interest income as was done in prior years when they were classified as available for sale.  Interest expense related to the FHLB advances and junior subordinated debentures continues to be measured based on contractual interest rate and reported in interest expense.  The change in fair market value of these financial instruments has been recorded as a component of other operating income.

Note 7:  Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Basic weighted average shares outstanding	14,520	11,882	13,427	11,836
Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	271	314	301	325

Diluted weighted average shares outstanding	14,791	12,196	13,728	12,161

Note 8:  Stock Based Compensation Plans

Banner Corporation operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).

MRP Stock Grants:  Under the MRP, Banner was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this stock program expired with 522,660 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vest ratably over a five-year period from the date of grant.  The Consolidated Statements of Income for the quarters and six months ended June 30, 2007 and 2006 reflect accruals of $43,000 and $46,000, and $89,000 and $93,000, respectively, for these grant awards.  The MRP stock grants’ fair value equals their intrinsic value on the date of grant.

A summary of unvested MRP share activity during the six months ended June 30, 2007 follows:

	Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2006	19,360	$22.07
Granted	—	—
Vested	8,020	20.29
Forfeited	—	—

Unvested at June 30, 2007	11,340	$23.34

Stock Options:   Under the SOPs, we reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006.  As of June 30, 2007, there were 53,747 options eligible for grants under the 1998 and 2001 plans.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Such options have graded vesting of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

We did not grant any stock options during the six months ended June 30, 2007 and 2006.  Also, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $72,000 and $129,000, and $156,000 and $309,000 for the quarters and six months ended June 30, 2007 and 2006, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  Assumptions used in the Black-Scholes model are an expected volatility based on the six-month historical volatility at the date of the grant.  The expected term is based on the remaining contractual life of the vesting period.  We base the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

As part of the provisions of SFAS 123(R), Share-Based Payment, we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of our SOP stock compensation activity for the six months ended June 30, 2007 follows (in thousands, except shares and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2006	713,460	$20.49
Granted	—
Exercised	(56,955)	17.40		$1,264
Forfeited	(600)	31.75

Outstanding at June 30, 2007	655,905	$20.75	5.1	$8,729

Vested at June 30, 2007 and expected to vest	649,556	$20.70	5.1	$8,680

Exercisable at June 30, 2007	511,565	$19.25	4.6	$7,576

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the stock option.

A summary of our unvested stock option activity with respect to the six months ended June 30, 2007 follows:

	Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2006	211,810	$7.57
Granted	—
Vested	(66,870)	7.17
Forfeited	(600)	9.26

Unvested at June 30, 2007	144,340	$7.75

No options were granted during the six months ended June 30, 2007 and 2006.  During the six months ended June 30, 2007 and 2006, the total intrinsic value of stock options exercised was $1.3 million and $5.3 million, respectively.

We had $313,000 of total unrecognized compensation expense related to stock options at June 30, 2007 that is expected to be recognized over a period of 2.8 years.

During the six months ended June 30, 2007, we received $991,000 from the exercise of stock options.  Cash was not used to settle any equity instruments previously granted.  Upon the exercise of stock options, we issue shares from authorized but unissued shares.  We do not currently expect to repurchase shares from any source to satisfy our obligations under the SOPs.

The following are the stock-based compensation costs we recognized in our Condensed Consolidated Statements of Income (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Salary and employee benefits	$115	$175	$245	$402

Total decrease in income before income taxes	115	175	245	402
Decrease in provision for income taxes	(20)	(31)	(45)	(58)

Decrease in net income	$95	$144	$200	$344

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2006.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans and in real estate values in our market areas; fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2007 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Banner Corporation and our consolidated subsidiaries.

Executive Overview

We are a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2007, its 77 branch offices and 13 loan production offices located in 28 counties in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the FDIC.  As of June 30, 2007, we had total consolidated assets of $4.3 billion, total deposits of $3.6 billion and total stockholders’ equity of $402 million.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  The Banks’ primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in portions of Washington, Oregon and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans.  A portion of Banner Bank’s construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon.

Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest:  the Puget Sound region of Washington; and the greater Boise, Idaho; Portland, Oregon; and Spokane, Washington markets.  As a result of our aggressive franchise expansion, we have added 16 new branches through acquisition, opened 23 new branches and relocated seven others in less than four years.  Most recently, we opened branches in Beaverton, Oregon and Bellingham, Washington, and on May 1, 2007, closed our acquisitions of F&M Bank and San Juan Financial Holding Company.  F&M Bank was a 13-branch commercial bank in the Spokane, Washington market and Islanders Bank is a three-branch commercial bank in the north Puget Sound region.  Both acquisitions increase our presence within desirable marketplaces and allow us to better serve existing and future customers.  This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds.  We are rapidly reaching a size in terms of number of branches that will generate deposit growth sufficient to fund our expected loan growth and payoff FHLB borrowings.  When this occurs, we expect to decelerate our de novo branch expansion to a more moderate pace.

We completed the acquisitions of F&M Bank and San Juan Financial Holding Company effective May 1, 2007.  On that date, San Juan Financial Holding Company was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, will continue operations as a subsidiary of Banner Corporation.  On the same date, F&M Bank merged into Banner Corporation and Banner Bank and now operates under the Banner Bank name.  The financial results for the quarter and six months ended June 30, 2007 include the assets, liabilities and results of operations for both of the acquired companies from the date of acquisition on May 1, 2007.

For the quarter ended June 30, 2007, we had net income of $7.1 million, or $0.48 per share (diluted), compared to $9.4 million, or $0.77 per share (diluted), for the quarter ended June 30, 2006.  Our net income for the quarter ended June 30, 2006 was substantially increased as a result of an insurance recovery which contributed $3.4 million, or $0.28 per share, to the results for that period.  Additionally, in the quarter ended June 30, 2007, our net income was significantly affected by the net decrease in the valuation of the selected financial assets and liabilities we record at fair value pursuant to the early adoption of SFAS No. 159.  These fair value adjustments resulted in a reduction of $1.2 million, or $0.08 per share (diluted), to net income reported for the quarter ended June 30, 2006.  Excluding the net fair value adjustments in the current quarter and the insurance recovery in the second quarter of 2006, net income from recurring operations increased 40% to $8.3 million, or $0.56 per share (diluted), for the quarter ended June 30, 2007, from $5.9 million, or $0.49 per share (diluted) for the quarter ended June 30, 2006.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased $6.9 million for the quarter ended June 30, 2007, compared to the prior year, primarily as a result of significant growth in interest-earning assets and interest-bearing liabilities, including growth resulting from the two acquisitions, and as a result of changes in the mix of both interest-earning assets and interest-bearing liabilities.

Our net income also is affected by provisions for loan losses and the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions.  The provision for loan losses was $1.4 million for the quarter ended June 30, 2007, a decrease of $900,000 compared to the quarter ended June 30, 2006.  Other operating income, excluding fair value adjustments, increased by $1.9 million, or 37%, to $6.9 million for the quarter ended June 30, 2007 from $5.0 million for the quarter ended June 30, 2006, primarily as a result of increased deposit fees and other service charges reflecting in part the recent acquisitions.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding the fair value adjustments, increased 24% to $45 million for the quarter ended June 30, 2007 compared to $36.2 million for the quarter ended June 30, 2006.  Other operating expenses increased $11.3 million to $31.3 million for the quarter ended June 30, 2007 from $20.0 million ($25.4 million excluding the insurance recovery) for the same period in 2006, an increase of 56% (23% excluding the effect of the insurance recovery) from a year earlier, largely reflecting our continued growth and the effect of our acquisitions.

We offer a wide range of loan products to meet the demands of our customers; however, we do not now and have not previously engaged in any sub-prime lending.  Historically, lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties.  To an increasing extent in recent years, lending activities have also included the origination of multifamily and commercial real estate loans.  Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  We have also recently increased our emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small.  While continuing our commitment to construction and residential lending, we expect commercial lending, including commercial real estate, commercial business, agricultural and consumer lending, to become increasingly important activities for us.

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

We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability, matching deposit and loan products, and customer preferences and concerns.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in an understanding of our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to Consolidated Financial Statements included in this Form 10-Q.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

General:  For the first six months of the year, total assets increased $773 million, or 22%, from $3.496 billion at December 31, 2006, to $4.269 billion at June 30, 2007.  Recent acquisitions contributed $691 million in assets (as of May 1, 2007), while the remaining increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $645 million, or 22%, from $2.930 billion at December 31, 2006, to $3.575 billion at June 30, 2007.  Internal loan growth was meaningful and broad-based; however, the portfolio growth largely reflects the $506 million addition in net loans from recent acquisitions.  Reflecting continued demand for and sales of new homes in many of the markets we served as well as a strength and core competency of Banner Bank, the most significant internally generated growth occurred in construction and land loans.  Including the effect of the acquisitions, loans to finance the construction of one- to four-family residential real estate increased by $84 million, or 15%, and land and development loans increased by $55 million, or 14%, since December 31, 2006.  In addition, and largely reflecting the acquisitions, loans to finance commercial real estate increased by $215 million, or 36%.  Loan growth also included commercial business loans, which increased by $128 million, or 27%, consumer loans, which increased by $57 million, or 49%, and loans to finance existing one- to four-family residential properties, which increased by $84 million, or 23%, compared to December 31, 2006.  By contrast, loans to finance commercial construction decreased by $10 million, or 11%, and multi-family construction decreased $4 million, or 11%, from December 31, 2006.

Securities decreased $43 million, or 16%, from $274 million at December 31, 2006, to $231 million at June 30, 2007, primarily as a result of scheduled principal reductions and prepayments on mortgage-backed securities.  Effective January 1, 2007, we elected to reclassify all our securities available for sale to fair value following our adoption of SFAS No. 159.  Property and equipment increased by $29 million to $87 million at June 30, 2007, from $58 million at December 31, 2006.  The increase included additional site, construction and equipment costs associated with new facilities recently opened or in progress as part of our continuing branch expansion strategy, and $18 million added through recent acquisitions.  We also had an increase of $12 million in bank-owned life insurance, with $937,000 coming from the growth of cash surrender values on existing policies and the remainder due to acquisition.

Deposits increased $798 million, or 29%, from $2.795 billion at December 31, 2006, to $3.593 billion at June 30, 2007.  The acquisitions of F&M Bank and Islanders Bank resulted in the addition of $473 million in total deposits as of May 1, 2007.  Non-interest-bearing deposits increased $123 million, or 37%, to $456 million, while interest-bearing deposits increased $675 million, or 27%, to $3.137 billion from the December 31, 2006 amounts.  The aggregate total of transaction and savings accounts, including money market accounts, increased by $525 million, or 42%, to $1.763 billion, reflecting Banner Bank’s focused efforts to grow these important core deposits, as well as the effects of the acquisitions.  Increasing core deposits is a key element of our expansion strategy, including the recent and planned additions and renovations of branch locations as explained in more detail below.  Reflecting internally generated growth and the effects of the acquisitions, transaction and savings accounts represent 49.1% of total deposits at June 30, 2007, compared to 46.2% a year earlier.  FHLB advances decreased $144 million from $177 million at December 31, 2006, to $34 million at June 30, 2007, while other borrowings decreased $31 million to $72 million at June 30, 2007.  The decrease in other borrowings reflects a decrease of $7 million in retail repurchase agreements that are primarily related to customer cash management accounts, as well as a decrease of $26 million of repurchase agreement borrowings from securities dealers.  Junior subordinated debentures decreased by $25 million, primarily reflecting the early redemption of debentures issued five years ago.  On July 31, 2007, we replaced these called debentures with a new issuance which, reflecting current market conditions, will have a much more favorable interest cost in future periods.

During the six months ended June 30, 2007, we increased our capital by issuing 727,260 new shares of Banner Common Stock at an average net price of $40.38 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  In addition, we issued a net 46,345 shares in connection with the exercise of vested stock options and 2,592,611 shares were issued in the acquisition of F&M Bank and San Juan Financial Holding Company.  This stock issuance, combined with the changes in retained earnings as a result of operations and the effects of fair value accounting, net of quarterly dividend distributions, resulted in a $152.1 million increase in stockholders’ equity.  The additional capital will be available to support our continued growth initiatives and the just-completed acquisitions of F&M Bank and San Juan Financial Holding Company.

The following tables provide additional detail on our loans and deposits (dollars in thousands):

	June 30 2007		December 31 2006		June 30 2006

Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate	$811,072	22.4%	$596,488	20.1%	$595,513	21.1%
Multifamily real estate	174,315	4.8	147,311	5.0	141,996	5.0
Commercial construction	87,821	2.4	98,224	3.3	95,277	3.4
Multifamily construction	35,552	1.0	39,908	1.3	56,857	2.0
One- to four-family construction	654,558	18.1	570,501	19.2	489,187	17.3
Land and land development	457,264	12.6	402,665	13.6	310,369	11.0
Commercial business	595,250	16.5	467,745	15.8	472,061	16.7
Agricultural business, including secured by farmland	181,505	5.0	163,518	5.5	155,744	5.5
One-to four-family real estate	445,585	12.4	361,625	12.2	397,648	14.1
Consumer	87,395	2.4	50,826	1.7	47,534	1.7
Consumer secured by one-to four-family	88,035	2.4	67,179	2.3	61,847	2.2

Total consumer	175,430	4.8	118,005	4.0	109,381	3.9

Total loans outstanding	3,618,352	100.00%	2,965,990	100.00%	2,824,033	100.00%

Less allowance for loan losses	(43,248)		(35,535)		(33,618)

Total net loans outstanding at end of period	$3,575,104		$2,930,455		$2,790,415

	June 30 2007		December 31 2006		June 30 2006

Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$455,628	12.7%	$332,372	11.9%	$317,515	12.3%
Interest-bearing checking	461,749	12.9	327,836	11.7	338,128	13.1
Regular savings accounts	570,117	15.9	364,957	13.1	265,942	10.3
Money market accounts	275,814	7.6	212,953	7.6	268,949	10.5

Total transaction and saving accounts	1,763,308	49.1	1,238,118	44.3	1,190,534	46.2
Certificates which mature or reprice:
Within 1 year	1,597,463	44.5	1,351,922	48.4	1,118,596	43.4
After 1 year, but within 3 years	182,039	5.1	152,306	5.5	218,814	8.5
After 3 years	49,971	1.3	52,246	1.8	51,513	1.9

Total certificate accounts	1,829,473	50.9	1,556,474	55.7	1,388,923	53.8

Total	$3,592,781	100.00%	$2,794,592	100.00%	$2,579,457	100.00%

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2007 and 2006

General.  For the quarter ended June 30, 2007, we had net income of $7.1 million, or $0.48 per share (diluted), compared to net income of $9.4 million, or $0.77 per share (diluted), for the quarter ended June 30, 2006.  Further, our operating results for the quarter ended June 30, 2007 include a $1.2 million net after-tax charge as a result of changes in the valuation of financial instruments carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159.  Our operating results for the quarter ended June 30, 2006 were significantly affected by a $5.5 million ($3.4 million net after tax) insurance recovery relating to a loss incurred in 2001.  Excluding the net fair value adjustments in the current quarter and the insurance recovery in the second quarter of 2006, net income from recurring operations increased 40% to $8.3 million, or $0.56 per share (diluted), for the quarter ended June 30, 2007, from $5.9 million, or $0.49 per share (diluted) for the quarter ended June 30, 2006.  Our improved net income from recurring operations reflects continued growth of loans and deposits, including growth from acquisitions, as well as changes in the mix of those assets and liabilities.  Our operating results also included substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses, reflecting the recent acquisitions, growth in locations, operations and staff as we continue to expand.  In addition to the 16 branches added on May 1, 2007 as a result of the acquisitions of F&M Bank and Islanders Bank, new or relocated offices that contributed to the higher level of operating expenses during the six months as compared to the same period a year ago include:  Boise (2) and Meridian, Idaho, Baker City, Beaverton, La Grande and Portland, Oregon, plus Bellingham and Redmond, Washington.

Compared to levels a year ago, total assets increased 26% to $4.269 billion at June 30, 2007, net loans increased 28% to $3.575 billion, deposits grew 39% to $3.593 billion, while borrowings, including junior subordinated debentures, decreased $340 million, or 62%, to $204 million.  The average balance of interest-earning assets was $3.716 billion for the quarter ended June 30, 2007, an increase of $669 million, or 22%, compared to $3.047 billion for the same quarter a year earlier.

Net Interest Income.  Net interest income before provision for loan losses increased to $38.1 million for the quarter ended June 30, 2007, compared to $31.2 million for the prior year comparative quarter, primarily as a result of the growth in average interest-earning assets noted above and despite market pressures on the net interest margin as discussed below.  The net interest margin of 4.11% in the current quarter was unchanged from the prior year’s comparative quarter; however, the net interest margin exceeded the preceding quarter ended March 31, 2007 by 17 basis points, largely reflecting the effects of the two acquisitions but also reflecting other changes in the mix of assets and liabilities and despite intense competition for loans and deposits.  For the six months ended June 30, 2007, the net interest margin declined 13 basis points from 4.17% to 4.04% from the prior year’s comparative period, primarily as a result of the effect of higher deposit costs in the first quarter of 2007 compared to the first quarter of 2006.  Subsequent to the Federal Reserve’s decision to stop increasing short-term interest rates after June 2006, and as a result of the unfavorable yield curve environment, increases in deposit costs have generally exceeded increases in loan yields in recent quarters.  Mitigating in part the adverse effects of these market forces on loan and deposit pricing, our average asset mix for the quarter and six months ended June 30, 2007 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the same period a year earlier.  At the same time, our average funding liability base had proportionately more deposits, including more non-interest-bearing deposits, and proportionately fewer borrowings than in the prior year.  Reflecting higher market interest rates as well a s these mix changes, the yield on earning assets for the quarter and six months ended June 30, 2007 increased by 27 basis points and 40 basis points, respectively, compared to the same periods a year earlier, while funding costs for the quarter and six months ended June 30, 2007 increased by 33 basis points and 59 basis points, respectively, over the same period.

Interest Income.  Interest income for the quarter ended June 30, 2007 was $74.4 million, compared to $58.9 million for the same quarter a year earlier, an increase of $15.5 million, or 26%.  The increase in interest income occurred as a result of a $669 million increase in the average balance of interest earning assets as well as a 27 basis point increase in the average yield on those assets.  The yield on average interest-earning assets increased to 8.03% for the quarter ended June 30, 2007, compared to 7.76% for the same period a year earlier.  The increase in the yield on earning assets resulted from higher loan yields and significant growth in loans coupled with a reduction in lower yielding securities balances.  Average loans receivable for the quarter ended June 30, 2007 increased by $708 million, or 26%, to $3.413 billion, compared to $2.705 billion for the quarter ended June 30, 2006.  Interest income on loans for the quarter increased by $16.0 million, or 29%, to $71.0 million from $55.1 million for the same period in the prior year, reflecting the impact of the increase in average loan balances combined with an 18 basis point increase in the average yield on loans.  The increase in average loan yield reflects the higher average level of market interest rates during the current quarter, particularly in short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The increase in average loan yields also reflects changes in the mix of the loan portfolio.  The average yield on loans was 8.35% for the quarter ended June 30, 2007, compared to 8.17% for the same period in the prior year.  While the recent level of market interest rates was higher than the same quarter a year earlier, loan yields did not change to the same degree as most fixed-rate loans did not adjust upward.  In addition, changes in the average credit risk profile of new borrowers and competitive pricing pressure resulted in lower spreads and yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories, particularly construction and land development loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $39 million for the quarter ended June 30, 2007, and the interest and dividend income from those investments decreased by $481,000 compared to the quarter ended June 30, 2006.  The average yield on the securities portfolio and cash equivalents declined slightly to 4.45% for the quarter ended June 30, 2007, from 4.51% for the comparable quarter in 2006.  While insignificant in amount, we received $55,000 in dividend income on our FHLB of Seattle stock in the second quarter of 2007, as the FHLB of Seattle received approval to resume paying its members cash dividends on a quarterly basis in the fourth quarter of 2006.  The FHLB of Seattle ceased the payment of dividends beginning in the fourth quarter of 2004 through the third quarter of 2006 to improve its capital position.

Interest income for the six months ended June 30, 2007 increased by $27.9 million, or 25%, to $139.9 million, from $111.9 million for the  comparable period in 2006.  This increase in interest income is the result of the same growth, mix and market interest rate trends which affected the quarterly results explained above.  Interest income from loans increased $28.7 million, or 28%, to $132.9 million for the six months ended June 30, 2007, from $104.2 million for the comparable period in 2006.  The increase in loan interest income reflects the impact of $586 million of growth in the average balance of loans receivable in addition to a 33 basis point increase in the yield on the loan balances.  Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended June 30, 2007 decreased $724,000, to $7.0 million during the six months ended June 30, 2007, reflecting a $32 million decrease in average balances, while yields remained unchanged at 4.49% in both periods.

Interest Expense.  Interest expense for the quarter ended June 30, 2007 was $36.3 million, compared to $27.7 million for the comparable period in 2006, an increase of $8.6 million, or 31%.  The increase in interest expense was the result of the substantial growth in interest-bearing liabilities combined with a 33 basis point increase in the average cost of all interest-bearing liabilities to 4.07% for the quarter ended June 30, 2007, from 3.74% for the comparable period in 2006.  The increased cost of interest-bearing liabilities in the current quarter reflects the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings.  Deposit interest expense increased $11.6 million, or 55%, to $32.4 million for the quarter ended June 30, 2007 compared to $20.8 million for the same quarter a year ago, as a result of the significant deposit growth during the past twelve months, as well as an increase in the cost of interest-bearing deposits.  Reflecting the acquisitions, branch expansion and other growth initiatives, average deposit balances increased $856 million, or 35%, to $3.303 billion for the quarter ended June 30, 2007, from $2.446 billion for the quarter ended June 30, 2006, while the average rate paid on deposit balances increased 52 basis points to 3.93%.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits help mitigate the effect of higher market rates on our cost of deposits.  This lower degree of volatility and lag effect for deposit pricing has been evident in the modest increase in deposit costs as the Federal Reserve moved to increase short-term interest rates by 425 basis points from June 2004 to June 2006, including increases of 100 basis points from January 1, 2006 to June 30, 2006.  Nonetheless, competitive pricing pressure for interest-bearing deposits has become quite intense in recent months, as many financial institutions have experienced strong loan growth and related funding needs.  As a result, we expect that the cost of deposits will continue to be under pressure in the near term regardless of any changes in market interest rates.

Average FHLB advances decreased to $94 million for the quarter ended June 30, 2007, compared to $345 million during the quarter ended June 30, 2006, resulting in a $3.0 million decrease in the related interest expense.  The average rate paid on FHLB advances for the quarter ended June 30, 2007 increased to 4.95%, an increase of 13 basis points compared to the same quarter a year earlier, reflecting higher market interest rates on the floating rate and short-term portions of the advances.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $104 million and an average cost of 7.58% (including amortization of prepaid underwriting costs) for the quarter ended June 30, 2007.  Junior subordinated debentures outstanding in the same quarter of the prior year had an average balance of $98 million with a higher average rate of 8.08%.  The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three to six months.  The lower average cost of the junior subordinated debentures in the current quarter reflects a lower spread on the most recently issued debentures, which was partially offset by the effect of increases in short-term market interest rates on earlier issues and the early redemption of a higher costing tranche of debentures.  Effective April 22, 2007, we exercised the early redemption provision with respect to approximately $26 million of the junior subordinated debentures which had an average cost of 9.09% during the six months preceding redemption.  Although it had no effect on the results of operations for the six month preceding redemption, we replaced the redeemed debentures with a new $26 million tranche of junior subordinated debentures issued on July 31, 2007.  Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities.  The average balance for other borrowings decreased $1.3 million to $80 million for the quarter ended June 30, 2007, from $81 million for the same period in 2006, while the related interest expense increased $24,000, to $790,000 from $766,000 for the respective periods.  The average balance of customer retail repurchase agreements increased slightly by $5 million while the average balance of the wholesale borrowings from brokers decreased approximately $7 million.  The average rate paid on other borrowings was 3.96% in the quarter ended June 30, 2007, compared to 3.78% for the same quarter in 2006.  Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.  During the quarter ended June 30, 2007, we repaid all of our wholesale repurchase agreements, using the proceeds from sales of certain securities, and in the near term we do not anticipate significant use of wholesale repurchase agreements as a source of funds.

A comparison of total interest expense for the six months ended June 30, 2007 shows an increase of $18.8 million, or 37%, from the comparable period in 2006.  The interest expense reflects a large increase in average deposits of $660 million, partially offset by a $161 million decrease in FHLB advances, junior subordinated debentures and other borrowings.  The effect on interest expense of the $499 million increase in average interest-bearing liabilities was also accompanied by a 59 basis point increase in the interest paid on the liabilities, reflecting higher market rates during the current period.  The effect of higher market rates on the cost of these funds was partially mitigated by deposit pricing characteristics noted above and as deposits, including non-interest-bearing deposits, became a proportionately larger source of funds.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Quarters Ended June 30		Six Months Ended June 30
Average Balances
(in thousands)	2007	2006	2007	2006

Investment securities and cash equivalents	$133,901	$133,843	$134,885	$133,896
Mortgage-backed obligations	132,256	172,634	142,136	176,000
FHLB stock	36,814	35,844	36,297	35,844

Total average interest-earning securities and cash equivalents	302,971	342,321	313,318	345,740
Loans receivable	3,413,095	2,704,856	3,193,662	2,607,743

Total average interest-earning assets	3,716,066	3,047,177	3,506,980	2,953,483
Non-interest-earning assets	286,725	191,758	237,133	191,058

Total average assets	$4,002,791	$3,238,935	$3,744,113	$3,144,541

Deposits	$3,302,750	2,446,316	$3,043,663	2,384,112
Advances from FHLB	94,251	344,865	137,025	317,350
Other borrowings	79,942	81,251	84,940	81,160
Junior subordinated debentures	104,173	97,942	113,891	97,942

Total average interest-bearing liabilities	3,581,116	2,970,374	3,379,519	2,880,564
Non-interest-bearing liabilities	60,413	35,428	54,156	33,355

Total average liabilities	3,641,529	3,005,802	3,433,675	2,913,919
Equity	361,262	233,133	310,438	230,622

Total average liabilities and equity	$4,002,791	$3,238,935	$3,744,113	$3,144,541

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	5.31%	5.50%	5.35%	5.44%
Mortgage-backed obligations	4.66%	4.67%	4.70%	4.69%
FHLB stock	0.60%	0.00%	0.51%	0.00%

Total interest rate yield on securities and cash equivalents	4.45%	4.51%	4.49%	4.49%
Loans receivable	8.35%	8.17%	8.39%	8.06%

Total interest rate yield on interest-earning assets	8.03%	7.76%	8.04%	7.64%
Interest Rate Expense:
Deposits	3.93%	3.41%	3.97%	3.24%
Advances from FHLB	4.95%	4.82%	5.06%	4.62%
Other borrowings	3.96%	3.78%	4.08%	3.64%
Junior subordinated debentures	7.58%	8.08%	7.83%	7.83%

Total interest rate expense on interest-bearing liabilities	4.07%	3.74%	4.15%	3.56%

Interest spread	3.96%	4.02%	3.89%	4.08%

Net interest margin on interest earning assets	4.11%	4.11%	4.04%	4.17%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.71%	1.16%	0.80%	1.04%
Return on average equity	7.90%	16.10%	9.69%	14.12%
Average equity / average assets	9.03%	7.20%	8.29%	7.33%
Average interest-earning assets / interest-bearing liabilities	103.77%	102.59%	103.77%	102.53%
Non-interest income/average assets	0.50%	0.62%	0.61%	0.61%
Non-interest (other operating) expenses / average assets	3.14%	2.48%	3.09%	2.77%
Efficiency ratio [non-interest (other operating) expenses / revenues]	72.63%	55.24%	70.30%	61.18%
Efficiency ratio Excluding adjustment in the fair value of financial instruments 2007 and the 2006 insurance recovery	69.60%	70.01%	69.70%	68.75%

Provision and Allowance for Loan Losses.  During the quarter ended June 30, 2007, the provision for loan losses was $1.4 million compared to $2.3 million from the quarter ended June 30, 2006.  As discussed in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision for loan losses in the quarter ended June 30, 2007 reflects slower growth in the size of the loan portfolio, excluding the effects of the mergers, continuing changes in the loan mix and a lower level of net charge-offs, balanced against a modest increase in non-performing loans.  There were net charge-offs of $408,000 for the quarter ended June 30, 2007, compared to $576,000 of net charge-offs for the same quarter a year earlier, and non-performing loans increased $2.6 million to $13 million at June 30, 2007, compared to $11 million at June 30, 2006.  Generally, these non-performing loans reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions.  A comparison of the allowance for loan losses at June 30, 2007 and 2006 shows an increase of $9.6 million, including $6 million added through the acquisitions, to $43 million at June 30, 2007, from $34 million at June 30, 2006.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.20% and 1.19% at June 30, 2007 and 2006, respectively.  The allowance as a percentage of non-performing loans increased slightly to 328% at June 30, 2007, compared to 318% a year earlier.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, we determine that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.  As of June 30, 2007, we had identified $13.0 million of impaired loans as defined by SFAS No. 114 and had established $2.4 million of loss allowances related to these loans.

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

We believe that the allowance for loan losses as of June 30, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following tables provide additional detail on our allowance for loan losses (dollars in thousands):

	Quarters Ended June 30		Six Months Ended June 30

Allowance for Loan Losses:	2007	2006	2007	2006

Balance, beginning of the period	$36,299	$31,894	$35,535	$30,898
Allowance added through business combination	5,957	—	5,957	—
Provision for loan losses	1,400	2,300	2,400	3,500
Recoveries of loans previously charged off:
One- to four-family real estate	—	—	337	—
Commercial real estate	—	—	—	75
Multifamily real estate	—	—	—	—
Construction and land	—	3	—	11
Commercial business	205	118	240	171
Agricultural business, including secured by farmland	—	32	255	42
Consumer	26	16	63	26

	231	169	895	325
Loans charged off:
One- to four-family real estate	58	(27)	(355)	(62)
Commercial real estate	—	—	—	—
Multifamily real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial business	(345)	(625)	(749)	(703)
Agricultural business, including secured by farmland	(172)	—	(192)	(213)
Consumer	(180)	(93)	(243)	(127)

	(639)	(745)	(1,539)	(1,105)

Net (charge-offs) recoveries	(408)	(576)	(644)	(780)

Balance, end of the period	$43,248	$33,618	$43,248	$33,618

Net charge-offs (recoveries) as a percentage of average net book value of loans outstanding for the period	0.01%	0.02%	0.02%	0.03%

The following is a schedule of our allocation of the allowance for loan losses (dollars in thousands):

	June 30 2007	December 31 2006	June 30 2006

Specific or allocated loss allowances:
One- to four-family real estate	$1,465	$1,420	$899
Commercial real estate	5,905	5,129	5,295
Multifamily real estate	939	886	846
Construction and land	14,490	11,717	9,928
Commercial business	13,881	10,513	10,773
Agricultural business, including secured by farmland	2,796	2,417	2,863
Consumer	1,604	903	785

Total allocated	41,080	32,895	31,389
Estimated allowance for undisbursed commitments	327	513	495
Unallocated	1,841	2,037	1,734

Total allowance for loan losses	$43,248	$35,535	$33,618

Allowance for loan losses as a percentage of total loans outstanding (loans receivable excluding allowance for loan losses)	1.20%	1.20%	1.19%
Ratio of allowance for loan losses to non-performing loans	328%	253%	318%

Other Operating Income.  Other operating income was $5.0 million for the quarter ended June 30, 2007, almost unchanged from the quarter ended June 30, 2006.  Excluding fair value adjustments recorded pursuant to the adoption of SFAS No. 159, recurring other operating income increased 37% to $6.9 million compared to $5.0 million in the second quarter last year, largely as a result of increased deposit fees and service charges.  Deposit fees and other service charge income increased by $1.2 million, or 41%, to $4.1 million for the quarter ended June 30, 2007, compared to $2.9 million for the quarter ended June 30, 2006, largely influenced by the increase in deposit balances from bank acquisitions, yet also reflecting internally generated growth in customer transaction accounts and increased merchant credit card services.  Changes in certain pricing schedules also contributed to the increased fee income.  Loan servicing fees were essentially unchanged at $373,000 for the current quarter, compared to $334,000 for the quarter ended June 30, 2006.  Gain on sale of loans increased by $354,000 to $1.8 million for the quarter ended June 30, 2007, compared to $1.5 million for the same quarter a year earlier as mortgage banking activity was slightly stronger in the current quarter.  Loan sales for the quarter ended June 30, 2007 totaled $115.5 million, compared to $82.2 million for the quarter ended June 30, 2006.  Gain on sale of loans in the current quarter included $292,000 of fees on $34.5 million of loans which were brokered and are not reflected in the volume of loans sold.  By comparison, in the quarter ended June 30, 2006, gain on sale of loans included $314,000 of fees on $34.5 million of brokered loans.  As noted above, other income also includes a net charge of $1.9 million for the change in valuation of financial instruments now carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159.

Other operating income for the six months ended June 30, 2007 increased $1.9 million to $11.3 million, from $9.5 million for the comparable period in 2006.  Similar to the quarter’s results, this includes a $1.7 million increase in deposit fee and service charge income along with a $557,000 increase in the gain on sale of loans.  Loan servicing fees increased by a modest $24,000 compared to the first six months of 2006.  Loan sales increased from $160.5 million for the six months ended June 30, 2006 to $199.0 million for the six months ended June 30, 2007.  The cumulative effect of the net changes in the valuation of financial instruments carried at fair value under SFAS No. 159 was a net charge of $697,000 for the six months ended June 30, 2007.  Excluding the fair value adjustments, recurring other operating income increased by 26% for the first six months of 2007 compared to the same period in 2006.

Other Operating Expenses.  Other operating expenses increased $11.3 million, or 56%, to $31.3 million for the quarter ended June 30, 2007, from $20.0 million for the quarter ended June 30, 2006, largely reflecting the growth resulting from our branch expansion strategy and the two acquisitions.  Other operating expenses for the quarter ended June 30, 2006 were reduced by $5.4 million as a result of an insurance recovery.  Excluding the effects of that insurance recovery, other operating expense from recurring operations increased by 23% from $25.4 million for the quarter ended June 30, 2006, to $31.3 million for the current quarter.  Besides the acquisitions, the increase in expenses includes operating costs associated with the opening of eight new branch offices in Boise (2) and Meridian, Idaho, Baker City, Beaverton, La Grande and Portland, Oregon, and Bellingham, Washington and the relocation and upgrading of our branch office in Redmond, Washington.  Primarily reflecting the additional branches and bank acquisitions, salary and employee benefits expense increased by $3.1 million, or 19%, and occupancy costs increased by $1.2 million, or 30%, compared to the same period a year earlier.  In addition, compensation was higher as a result of general wage and salary increases, as well as increased per employee costs associated with benefit programs and employer-paid taxes.  Further, direct expenses associated with merchant credit card services increased as a result of growth in this fee generating activity.  We also continued our strong commitment to advertising and marketing expenditures, which were $1.9 million in the quarter ended June 30, 2007, compared to $2.1 million for the same period in the prior year.  Other operating expenses from recurring operations as a percentage of average assets was 3.14% for the quarter ended June 30, 2007, unchanged from 3.14% (excluding the insurance recovery) for the quarter one year earlier, despite the impact of the recent acquisitions and continuing startup costs associated with branch growth.  Our efficiency ratio increased to 72.63% (69.60% excluding fair value adjustments) for the quarter ended June 30, 2007 from 55.24% for the comparable period in 2006.  Without the insurance recovery, the efficiency ratio for the second quarter of 2006 would have been 70.01%.  We expect continued increases in the absolute level of operating expenses as a result of our expansion plans; however, over time, we believe that this investment in our branch network will lead to a lower relative cost of funds and enhanced revenues which, combined with expected cost savings from the acquisitions, should result in an improved efficiency ratio and stronger operating results.

Other operating expenses for the six months ended June 30, 2007 increased $14.2 million, or 33%, from $43.2 million for the first six months of 2006, to $57.4 million in the current period.  Excluding the $5.4 million insurance recovery, other operating expenses in the prior year would have been $48.6 million.  As explained above, the increase is primarily a result of the recent bank acquisitions and branch expansion evidenced by the increase in compensation, occupancy and miscellaneous expenses as locations, staffing and the volume of activity have expanded.  Partially offsetting those expenses was a slight increase in capitalized loan origination costs reflecting increased origination volumes as well as increased loan production costs.

Income Taxes.  Income tax expense was $3.3 million for the quarter ended June 30, 2007, compared to $4.6 million for the comparable period in 2006.  Our effective tax rates for the quarters ended June 30, 2007 and 2006 were 31.6% and 32.7%, respectively.  The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments.  The slightly lower effective tax rate in the current period was primarily a result of an increase in the relative combined effect of the tax credits from CRA investments and tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance, compared to other taxable net revenue.  Significantly contributing to the higher effective tax rate in the second quarter of 2006 was the impact of the non-recurring insurance recovery.

Income tax expense for the six months ended June 30, 2007 decreased to $6.9 million, compared to $7.8 million in the comparable period in 2006.  The Company’s effective tax rates for the six months ended June 30, 2007 and 2006 were 31.7% and 32.5%, respectively.  The lower effective tax rate is due to the same reasons discussed in the review of the quarterly results above, including particularly the non-recurring insurance recovery.

Asset Quality

Classified Assets: State and federal regulations require us to review and classify our problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolio, including information on risk concentrations, delinquencies and classified assets.  The Credit Policy Division approves all recommendations for new classified assets or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  Banner Bank’s Board of Directors is given a detailed report on classified assets and asset quality at least quarterly.  Islanders Bank employs similar monitoring procedures scaled to its lesser portfolio size and organizational structure.

Allowance for Loan Losses:  In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with GAAP guidelines.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income.  The allowance for losses on loans is maintained at a level which, in our judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At June 30, 2007, we had an allowance for loan losses of $43.2 million, which represented 1.20% of total loans and 328% of non-performing loans, compared to 1.19% and 318%, respectively, at June 30, 2006.

Non-Performing Assets:  Non-performing assets increased to $15 million, or 0.35% of total assets, at June 30, 2007, compared to $11 million, or 0.32% of total assets, at June 30, 2006.  Generally, asset quality remained good and non-performing loans and assets reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions.  We have not engaged in any sub-prime lending and have not been significantly affected by the asset quality issues emanating from that market segment.  At June 30, 2007, our largest non-performing loan exposure was for commercial loans totaling $2.4 million to a non-farm operating business which are primarily secured by ranch land in western Idaho and processing equipment.  The second largest non-performing loan exposure was for loans totaling $2.1 million to a cold storage business primarily secured by commercial real estate in northwestern Washington.  The bank acquired title to this property through foreclosure action subsequent to June 30, 2007 and is accessing its options with respect to disposition.  The third largest non-performing loan exposure was for loans totaling $870,000 to an agricultural-related business operating in northeastern Oregon which are primarily secured by non-farm real estate and processing equipment.  At June 30, 2007, we had $1.7 million of real estate owned and other repossessed assets which primarily consisted of an apartment complex in Kennewick, Washington with a book value of $728,000, and a parcel of undeveloped land with a book value of $918,000.  We were awarded the undeveloped land as a result of litigation relative to certain previously charged off loans.  While this award resulted in an increase in real estate owned, since the loans had been fully charged off i n prior periods, it also was recognized as a recovery in the quarter ended September 30, 2006.  Management is optimistic about the prospects for a near-term disposal of both properties.  Most of our asset quality indicators have remained relatively stable in recent quarters, reflecting improved asset selection and credit monitoring practices, as well as the relatively strong performance of the Pacific Northwest economy.

The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	June 30 2007	December 31 2006	June 30 2006

Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$1,627	$1,198	$944
Commercial	3,557	4,215	1,931
Multifamily	—	792	—
Construction and land	1,690	2,056	—
Commercial business	5,040	4,498	5,898
Agricultural business, including secured by farmland	987	703	1,569
Consumer	83	1	2

	12,984	13,463	10,344
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	175	593	205
Commercial	—	—	—
Multifamily	—	—	—
Construction and land	—	—	—
Commercial business	8	—	—
Agricultural business, including secured by farmland	—	—	—
Consumer	10	—	8

	193	593	213

Total non-performing loans	13,177	14,056	10,557
Real estate owned, held for sale, and other repossessed assets, net	1,712	918	436

Total non-performing assets at the end of the period	$14,889	$14,974	$10,993

Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	0.36%	0.47%	0.37%
Non-performing assets as a percentage of total assets at end of the period	0.35%	0.43%	0.32%
Troubled debt restructuring at end of the period	$—	$—	$—

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

Our primary investing activity is the origination and purchase of loans.  During the six months ended June 30, 2007, we had loan originations, net of principal repayments and excluding acquisitions, of $331 million and purchased loans in the amount of $2.4 million.  This activity was funded primarily by sales of loans and deposit growth.  During the six months ended June 30, 2007, we sold $199 million of loans and generated net deposit growth of $798 million, $325 million excluding acquisitions, while FHLB advances decreased $144 million and other borrowings decreased $57 million.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the six months ended June 30, 2007, we used our sources of funds primarily to fund loan commitments, repay FHLB advances and other borrowings, and pay maturing savings certificates and deposit withdrawals.  At June 30, 2007, we had outstanding loan commitments totaling $1.146 billion, including undisbursed loans in process totaling $1.090 billion.  We generally maintain sufficient cash, marketable securities and readily available borrowing lines to meet short-term liquidity needs.  We maintain a credit facility with the FHLB of Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of Banner Bank’s assets or unencumbered qualifying collateral, which at June 30, 2007 would allow up to a total possible credit line of $695 million.  As a result of changes in our asset mix, advances from the FHLB are more likely to be limited by available qualifying collateral than by the 35% of assets calculation.  Advances under this credit facility totaled $34 million, or 1% of our assets, at June 30, 2007.  Islanders Bank has a similar credit facility with the FHLB of Seattle, which provides for advances which at June 30, 2007 would allow up to a total credit line of $22.6, none of which was outstanding at that date.  We also have in place borrowing lines with certain correspondent banks which in aggregate total $95 million, none of which was drawn upon as of June 30, 2007.

At June 30, 2007, certificates of deposit amounted to $1.829 billion, or 51% of our total deposits, including $1.597 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically we have been able to retain a significant amount of customer deposits as they mature.  We believe we have adequate resources to fund all loan commitments from customer deposits, FHLB advances, other borrowings, principal and interest payments and sale of mortgage loans, and that we can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

Financial Instruments with Off-Balance-Sheet Risk

We enter into financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of our customers.  These financial instruments primarily include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.  As of June 30, 2007, outstanding commitments consist of the following (in thousands):

Contract or Notional Amount

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$484,107
Revolving open-end lines secured by one- to four-family residential properties	85,774
Credit card lines	42,568
Other, primarily business and agricultural loans	485,383
Real estate secured by one- to four-family residential properties	33,038
Standby letters of credit and financial guarantees	14,677

Total	$1,145,547

Commitments to sell loans secured by one- to four-family residential properties	$33,038

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Many of the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  The type of collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties.

Standby letters of credit are conditional commitments issued to guarantee a customer’s performance or payment to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days.  Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer.  We make every effort to deliver these loans before their rate locks expire.  This arrangement generally requires us to deliver the loans prior to the expiration of the rate lock.  Delays in funding the loans can require a lock extension.  The cost of a lock extension at times is borne by the customer and at times by us.  The lock extension costs we pay are managed daily and are not expected to have a material impact to operations.  Changes in the value of rate lock commitments are recorded as other assets and liabilities.  See “Derivative Instruments” under Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Banner Bank and Islanders Bank, state-chartered, federally-insured commercial banks, are subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At June 30, 2007, Banner Corporation, Banner Bank and Islanders Bank exceeded all current regulatory capital requirements.  However, events beyond our control, such as weak or depressed economic conditions in areas where we have most of our loans, could adversely affect future earnings and, consequently, our ability to meet our capital requirements.  Further, rapid growth in our assets and liabilities could exceed growth in our retained earnings and necessitate other actions designed to augment our capital base.  As a result, we regularly explore alternative financing arrangements that could provide additional regulatory capital to support future growth.  See Item 1, “Business—

Regulation,” and Note 18 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC for additional information regarding our regulatory capital requirements.

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2007, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well-capitalized” under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2007:
Banner Corporation—consolidated
Total capital to risk-weighted assets	$417,898	11.04%	$302,821	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	374,650	9.90	151,410	4.00	N/A	N/A
Tier 1 leverage capital to average assets	374,650	9.66	155,186	4.00	N/A	N/A
Banner Bank
Total capital to risk-weighted assets	385,048	10.52	292,873	8.00	$366,092	10.00%
Tier 1 capital to risk-weighted assets	343,864	9.39	146,437	4.00	219,655	6.00
Tier 1 leverage capital to average assets	343,864	9.08	151,457	4.00	189,321	5.00
Islanders Bank
Total capital to risk-weighted assets	18,941	16.14	9,389	8.00	$11,736	10.00%
Tier 1 capital to risk-weighted assets	17,803	15.17	4,694	4.00	7,041	6.00
Tier 1 leverage capital to average assets	17,803	12.46	5,715	4.00	7,144	5.00

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

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

Our activities, like all financial institutions, inherently involve the assumption of interest rate risk.  Interest rate risk is the risk that changes in market interest rates will have an adverse impact on the institution’s earnings and underlying economic value.  Interest rate risk is determined by the maturity and repricing characteristics of an institution’s assets, liabilities and off-balance-sheet contracts.  Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates.  Interest rate risk is the primary market risk affecting our financial performance.

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization in past periods has been the beneficial effect of interest rate floors on many of our floating rate loans, which helped maintain higher loan yields despite declining levels of market interest rates.  An additional exception to the generalization has been the beneficial effect of lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products in rising market interest rate environments.  This beneficial effect was particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to our expanded net interest margin during 2005 and 2006.  However, for recent quarters this lag effect has had a negative impact on our net interest margin as deposit costs have continued to increase while loan yields have generally stabilized following the Federal Reserve’s decision to stop increasing short-term interest rates.

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

The table of Interest Rate Risk Indicators sets forth, as of June 30, 2007, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in

Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value

	(dollars in thousands)
+300	$2,953	1.8%	$(60,402)	(12.9)%
+200	2,676	1.6	(37,654)	(8.0)
+100	1,781	1.1	(16,833)	(3.6)
0	0	0	0	0
-100	(1,645)	(1.0)	10,391	2.2
-200	(3,707)	(2.3)	(2,820)	(0.6)
-300	(4,334)	(2.6)	(27,821)	(5.9)

(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

Another, although less reliable, monitoring tool for assessing interest rate risk is “gap analysis.”  The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive” and by monitoring an institution’s interest sensitivity “gap.”  An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period.  A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities.  A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets.  Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2007.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2007, total interest-bearing assets maturing or repricing within one year were greater than total interest-earning liabilities maturing or repricing in the same time period by $36.6 million, representing a one-year cumulative gap to total assets ratio of 0.86%.

Interest Sensitivity Gap as of June 30, 2007	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$804,685	$13,571	$27,591	$1,534	$100	$1	$847,482
Fixed-rate mortgage loans	86,233	75,371	184,016	106,683	127,331	49,193	628,827
Adjustable-rate mortgage loans	549,831	124,501	405,774	162,173	5,103	99	1,247,481
Fixed-rate mortgage-backed securities	9,609	8,217	20,678	16,173	26,271	14,133	95,081
Adjustable-rate mortgage-backed securities	2,268	2,093	7,293	5,690	11,248	—	28,592
Fixed-rate commercial/agricultural loans	58,525	48,724	83,594	29,535	6,584	394	227,356
Adjustable-rate commercial/agricultural loans	460,669	9,714	23,085	14,255	159	18	507,900
Consumer and other loans	84,697	10,285	24,499	34,727	12,599	643	167,450
Investment securities and interest-earning deposits	69,292	675	29,138	8,846	11,702	51,419	171,072

Total rate sensitive assets	2,125,809	293,151	805,668	379,616	201,097	115,900	3,921,241

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	248,630	138,218	322,509	322,509	—	—	1,031,866
Money market deposit accounts	137,907	82,744	55,163	—	—	—	275,814
Certificates of deposit	1,157,429	437,116	184,848	38,409	11,665	6	1,829,473
FHLB advances	17,170	17,000	—	—	—	—	34,170
Other borrowings	4,675	—	—	—	—	(2,475)	2,200
Junior subordinated debentures	72,168	—	—	25,774	—	—	97,942
Retail repurchase agreements	69,298	—	—	—	428	—	69,726

Total rate sensitive liabilities	1,707,277	675,078	562,520	386,692	12,093	(2,469)	3,341,191

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$418,532	$(381,927)	$243,148	$(7,076)	$189,004	$118,369	$580,050

Cumulative excess (deficiency) of interest-sensitive assets	$418,532	$36,605	$279,753	$272,677	$461,681	$580,050	$580,050

Cumulative ratio of interest-earning assets to interest-bearing liabilities	124.51%	101.54%	109.50%	108.18%	113.81%	117.36%	117.36%

Interest sensitivity gap to total assets	9.8%	(8.95)%	5.70%	(0.17)%	4.43%	2.77%	13.59%

Ratio of cumulative gap to total assets	9.8%	0.86%	6.55%	6.39%	10.81%	13.59%	13.59%

(footnotes on following page)

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

(2)  Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $663.6 million, or (15.54%) of total assets.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters Ended June 30, 2007 and 2006” of this report.

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

          (a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          (b)  Changes in Internal Controls:  In the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007, we did not sell any securities that were not registered under the Securities Act of 1933.

The table below represents our purchases of equity securities during the quarter covered by this report.

		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan (1)

Period

Beginning	Ending

April 1, 2007	April 30, 2007	—	$—	—	100,000
May 1, 2007	May 31, 2007	—	$—	—	100,000
June 1, 2007	June 30, 2007	2,624	$36.22	—	100,000

Total		2,624	$36.22	—

(1)

On July 26, 2007, the Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock over the next twelve months.  As of June 30, 2007, no shares had been purchased under the prior program which expired July 25, 2007.

Item 3.     Defaults upon Senior Securities

Not Applicable.

Item 4.     Submission of Matters to a Vote of Stockholders

The annual meeting of stockholders of the Company was held on April 24, 2007.  At the annual meeting there were a total number of 12,706,385 shares eligible to vote, of which 11,774,336 were received or cast at the meeting.  The result of the vote on the election of directors was as follows:

The following individuals were elected as directors:

	FOR		WITHHELD

	# of votes	Percentage of outstanding shares	# of votes	Percentage of outstanding shares

Robert D. Adams	11,635,259	90.86	139,077	1.09
Edward L. Epstein	11,710,362	91.45	63,974	0.50
Robert J. Lane	11,710,449	91.45	63,887	0.50
Wilber E. Pribilsky	11,670,683	91.14	103,652	0.81
Gary Sirmon	11,666,027	91.10	108,308	0.85

The terms of Directors Robert D. Adams, Edward L. Epstein, Robert J. Lane, Wilber Pribilsky and Gary Sirmon continued.

Item 5.     Other Information

Not Applicable.

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

Banner Corporation

August 9, 2007	/s/ D. Michael Jones

D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2007	/s/ Lloyd W. Baker

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

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of Banner Corporation;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 9, 2007	/s/D. Michael Jones

D. Michael Jones
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 of Banner Corporation;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 9, 2007	/s/Lloyd W. Baker

Lloyd W. Baker
Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, that:

• the Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

          •  the information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

August 9, 2007	/s/D. Michael Jones

D. Michael Jones
Chief Executive Officer

August 9, 2007	/s/Lloyd W. Baker

Lloyd W. Baker
Chief Financial Officer