Form 10-Q
period 2007-09-30
BANNER CORP
filed 2007-11-09
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______to _______:

Commission File Number 0-26584

BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (509) 527-3636

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:	As of October 31, 2007

Common Stock, $.01 par value per share	16,206,058 shares*

*	Includes 240,381 shares held by the Employee Stock Ownership Plan that have not been released, committed to be released, or allocated to participant.

BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of September 30, 2007 and December 31, 2006	3

Consolidated Statements of Income for the Quarters and Nine Months Ended September 30, 2007 and 2006	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2007 and 2006	5

Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2007 and 2006	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	8

Selected Notes to Consolidated Financial Statements	10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	23

Executive Overview	23

Comparison of Financial Condition at September 30, 2007 and December 31, 2006	25

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2007 and 2006	27

Asset Quality	33

Liquidity and Capital Resources	34

Financial Instruments with Off-Balance-Sheet Risk	35

Capital Requirements	35

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	37

Sensitivity Analysis	37

Item 4 - Controls and Procedures	41

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	42

Item 1A - Risk Factors	42

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3 - Defaults upon Senior Securities	42

Item 4 - Submission of Matters to a Vote of Security Holders	42

Item 5 - Other Information	42

Item 6 - Exhibits	43

SIGNATURES	44

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except shares)
September 30, 2007 and December 31, 2006

ASSETS	September 30 2007	December 31 2006

	(Unaudited)	(Audited)
Cash and due from banks	$146,561	$73,385
Securities at fair value, cost $160,767 and $0, respectively; encumbered $0 and $0, respectively	158,932	-
Securities available for sale, cost $0 and $230,189, respectively; encumbered $0 and $27,107, respectively	-	226,153
Securities held to maturity, fair value $53,352 and $49,008, respectively	53,259	47,872

Federal Home Loan Bank stock	37,291	35,844
Loans receivable:
Held for sale, fair value $4,176 and $5,136	4,121	5,080
Held for portfolio	3,617,130	2,960,910
Allowance for loan losses	(44,212)	(35,535)

	3,577,039	2,930,455

Accrued interest receivable	26,376	23,272
Real estate owned, held for sale, net	3,072	918
Property and equipment, net	95,816	58,003
Goodwill and other intangibles, net	128,868	36,287
Deferred income tax asset, net	3,660	7,533
Bank-owned life insurance	51,024	38,527
Other assets	18,463	17,317

	$4,300,361	$3,495,566

LIABILITIES
Deposits:
Non-interest-bearing	$473,571	$332,372
Interest-bearing transactions and savings accounts	1,299,232	905,746
Interest-bearing certificates	1,825,096	1,556,474

	3,597,899	2,794,592

Advances from Federal Home Loan Bank	-	177,430
Advances from Federal Home Loan Bank at fair value	24,577	-
Other borrowings	78,511	103,184
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	-	123,716
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	122,220	-
Accrued expenses and other liabilities	47,577	36,888
Deferred compensation	10,830	7,025
Income taxes payable	5,163	2,504

	3,886,777	3,245,339
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued		-
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 15,821,067 shares issued:
15,580,686 shares and 12,073,889 shares outstanding at September 30, 2007 and December 31, 2006, respectively	282,636	135,149
Retained earnings	133,278	120,206
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale and/or transferred to held to maturity	(189)	(2,852)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 and 240,381 restricted shares outstanding at September 30, 2007 and December 31, 2006, respectively	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,010)	(7,262)
Liability for common stock issued to deferred, stock related, compensation plans	7,856	6,973

	(154)	(289)

	413,584	250,227

	$4,300,361	$3,495,566

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Nine Months Ended September 30, 2007 and 2006

	Quarters Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

INTEREST INCOME:
Loans receivable	$75,668	$60,933	$208,543	$165,147
Mortgage-backed securities	1,343	1,921	4,653	6,015
Securities and cash equivalents	2,199	2,046	5,871	5,658

	79,210	64,900	219,067	176,820
INTEREST EXPENSE:
Deposits	35,341	24,661	95,329	62,920
Federal Home Loan Bank advances	292	4,392	3,733	11,659
Other borrowings	730	1,112	2,448	2,576
Junior subordinated debentures	2,177	2,074	6,600	5,875

	38,540	32,239	108,110	83,030

Net interest income before provision for loan losses	40,670	32,661	110,957	93,790

PROVISION FOR LOAN LOSSES	1,500	1,000	3,900	4,500

Net interest income	39,170	31,661	107,057	89,290

OTHER OPERATING INCOME:
Deposit fees and other service charges	4,750	3,036	11,803	8,419
Mortgage banking operations	1,782	1,744	4,945	4,350
Loan servicing fees	457	315	1,205	1,039
Miscellaneous	483	276	1,536	1,065

	7,472	5,371	19,489	14,873

Gain on sale of securities	-	65	-	65
Net change in valuation of financial instruments carried at fair value	3,062	-	2,365	-

Total other operating income	10,534	5,436	21,854	14,938

OTHER OPERATING EXPENSES:
Salary and employee benefits	20,431	16,705	56,534	48,747
Less capitalized loan origination costs	(2,455)	(2,956)	(8,224)	(8,776)
Occupancy and equipment	5,484	3,927	14,942	11,659
Information/computer data services	2,031	1,193	5,167	3,778
Professional services	993	807	2,275	1,873
Advertising	2,423	1,780	6,147	5,296
Insurance recovery, net proceeds	-	-	-	(5,350)
Miscellaneous	5,939	3,880	15,375	11,318

Total other operating expenses	34,846	25,336	92,216	68,545

Income before provision for income taxes	14,858	11,761	36,695	35,683

PROVISION FOR INCOME TAXES	4,871	3,752	11,784	11,527

NET INCOME	$9,987	$8,009	$24,911	$24,156

Earnings per common share (see Note 7):
Basic	$0.64	$0.67	$1.76	$2.03
Diluted	$0.64	$0.65	$1.73	$1.98
Cumulative dividends declared per common share:	$0.19	$0.18	$0.57	$0.54

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Nine Months Ended September 30, 2007 and 2006

	Quarters Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

NET INCOME	$9,987	$8,009	$24,911	$24,156

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax expense (benefit) of $0, $1,486, $0 and $(32), respectively	-	2,759	-	(60)
Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $0, $23, $0 and $23, respectively	-	(42)	-	(42)
Amortization of unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity net of deferred income tax of $0, $0, $0 and $0, respectively	13	(1)	40	22

Other comprehensive income (loss)	13	2,716	40	(80)

COMPREHENSIVE INCOME	$10,000	$10,725	$24,951	$24,076

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Nine Months Ended September 30, 2007 and 2006

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders' Equity

BALANCE, January 1, 2006	$130,573	$96,783	$(2,736)	$(2,480)	$(475)	$221,665

Net income		24,156				24,156

Change in valuation of securities available for sale, net of income taxes			(80)			(80)

Cash dividend on common stock ($.54/share cumulative)		(6,460)				(6,460)

Purchase and retirement of common stock	(2,346)					(2,346)

Proceeds from issuance of common stock for exercise of stock options	4,189					4,189

Net issuance of stock through employer's stock plans, including tax benefit	28			(14)		14

Accrual of compensation expense related to stock options	443					443

Accrual of compensation expense related to MRP					139	139

BALANCE, September 30, 2006	$132,887	$114,479	$(2,816)	$(2,494)	$(336)	$241,720

BALANCE, January 1, 2007	$135,149	$120,206	$(2,852)	$(1,987)	$(289)	$250,227

Net income		24,911				24,911

Cumulative effect of early adoption of SFAS Nos. 157 & 159 Fair Value Option		(3,520)	2,623			(897)

Amortization of discount on securities transferred from available for sale to held to maturity, net of income taxes			40			40

Cash dividend on common stock ($.57/share cumulative)		(8,319)				(8,319)

Purchase and retirement of common stock	(430)					(430)

Proceeds from issuance of common stock for exercise of stock options	1,568					1,568

Proceeds from issuance of common stock for stockholder reinvestment program	32,921					32,921

Acquisitions:
Shares issued to the shareholders of F&M Bank ("F&M")	77,993					77,993
Shares issued to the shareholders of San Juan Financial Holding Company ("SJFHC")	35,134					35,134

Recognition of tax benefit related to the release of MRP shares	58					58

Accrual of compensation expense related to stock options	243					243

Accrual of compensation expense related to MRP					135	135

BALANCE, September 30, 2007	$282,636	$133,278	$(189)	$(1,987)	$(154)	$413,584

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006

Common stock, shares issued, beginning of period	12,314	12,082

Purchase and retirement of common stock	(11)	(63)
Issuance of common stock for bank acquisitions	2,593	-
Issuance of common stock for exercised stock options and/or employee stock plans	84	281
Issuance of common stock for stockholder reinvestment program	841	-

Number of shares (retired) issued during the period	3,507	218

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	15,821	12,300

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(300)
Adjustment of earned shares	-	(2)

Number of shares, end of period	(240)	(302)

NET SHARES OUTSTANDING	15,581	11,998

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006

OPERATING ACTIVITIES:
Net income	$24,911	$24,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,832	4,465
Deferred income and expense, net of amortization	(1,303)	(917)
Loss (gain) on sale of securities	-	(65)
Net change in valuation of financial instruments carried at fair value	(2,365)	-
Deferred taxes	(1,765)	497
Equity-based compensation	657	582
Tax benefits realized from equity-based compensation	(58)	(61)
Increase in cash surrender value of bank-owned life insurance	(1,520)	(1,184)
Gain on sale of loans, excluding capitalized servicing rights	(4,328)	(2,863)
Loss (gain) on disposal of real estate owned and fixed assets	(168)	(84)
Provision for losses on loans and real estate held for sale	3,900	4,500
Net change in:
Loans held for sale	959	(2,356)
Other assets	1,718	(1,122)
Other liabilities	1,691	9,198

Net cash provided by operating activities	28,161	34,746

INVESTING ACTIVITIES:
Purchases of securities at fair value	(4,141)	-
Principal repayments and maturities of securities at fair value	28,451	-
Proceeds from sales of securities at fair value	76,462	-
Purchase of available for sale securities	-	(7,435)
Principal repayments and maturities of securities available for sale	-	22,049
Proceeds from sales of available for sale securities	-	3,065
Purchases of securities held to maturity	(5,957)	(258)
Principal repayments and maturities of securities held to maturity	508	2,857
Origination of loans, net of principal repayments	(452,722)	(786,854)
Purchases of loans and participating interest in loans	(2,379)	(19,101)
Proceeds from sales of loans and participating interest in loans	312,980	347,614
Purchases of property and equipment, net	(25,354)	(8,665)
Proceeds from sale of real estate held for sale, net	1,029	345
Acquisition of F&M and SJFHC net of cash acquired	(6,839)	-
Other	(151)	(594)

Net cash used by investing activities	(78,113)	(446,977)

FINANCING ACTIVITIES:
Increase in deposits	330,221	421,038
Proceeds from FHLB advances	116,500	1,523,900
Repayment of FHLB advances	(304,917)	(1,575,000)
Increase (decrease) in repurchase agreement borrowings, net	(17,939)	8,630
Increase (decrease) in other borrowings, net	(26,359)	5,191
Proceeds from issuance of junior subordinated debentures	25,774	-
Investment in trust securities related to junior subordinated debentures	(774)	-
Repayment of trust securities	(25,774)	-
Cash dividends paid	(7,641)	(6,395)
Repurchases of stock, net of forfeitures	(430)	(2,346)
Tax benefits realized from equity-based compensation	58	61
ESOP shares earned (returned)	-	(47)
Issuance of stock-net of costs	32,841	-
Exercise of stock options	1,568	4,189

Net cash provided by financing activities	123,128	379,221

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	73,176	(33,010)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	73,385	116,448

CASH AND DUE FROM BANKS, END OF PERIOD	$146,561	$84,438

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$105,444	$78,542
Taxes paid in cash	8,309	6,906
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	3,306	999
Net change in accrued dividends payable	678	65
Change in other assets/liabilities	1,688	1,111
Cash paid out in acquisitions	(26,719)	-
Fair value of assets acquired	690,660	-
Liabilities assumed in acquisition	550,733	-
Stock based consideration issued for acquisition	(113,207)	-
Adoption of SFAS Nos. 157 and 159:
Securities available for sale transferred to fair value	226,153	-
FHLB advances adjustment to fair value	678	-
Junior subordinated debentures including unamortized origination costs adjustment to fair value	2,079	-
Deferred tax asset related to fair value adjustments	(504)	-

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Critical Accounting Policies

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2007, its 80 branch offices and 13 loan production offices located in 29 counties in Washington, Oregon and Idaho. Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington. Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. Banner Bank and Islanders Bank are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC). The consolidated financial statements and results of operation presented in this report on Form 10-Q include financial information for Islanders Bank and our other recent acquisition, F&M Bank, Spokane, Washington (F&M) which was merged into Banner Bank, in connection with our acquisition of those banks on May 1, 2007. (See Note 3 of the Selected Notes to the Consolidated Financial Statements for additional information with respect to these acquisitions.)

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

Note 2: Recent Developments and Significant Events

Sale of $25 Million of Trust Preferred Securities: On July 31, 2007, the Company completed the issuance of $25.8 million of junior subordinated debentures in connection with a private placement of a similar amount of trust preferred securities. The trust preferred securities were issued by Banner Capital Trust VII, a special purpose business trust formed by Banner Corporation, and sold to pooled investment vehicles sponsored by various investment banking firms. The debentures are recorded as a liability on the consolidated statement of financial condition and, subject to the limitations under current Federal Reserve guidelines, a portion of the trust preferred securities are also expected to qualify as either Tier 1or Tier 2 capital for regulatory capital purposes. The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, or may also be used to fund the Company's stock repurchase program and other general corporate purposes as necessary. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. The holders of the trust preferred securities and debentures will be entitled to receive cumulative cash distributions at a variable annual rate, with a current interest rate of 6.7375%, reset quarterly equal to three month LIBOR plus 1.38%. Our previously issued trust preferred securities and debentures have similar reset provisions but carry different spreads to LIBOR and interest rates than this issuance. At September 30, 2007, the interest rates on the other trust preferred securities ranged from 6.74% to 8.71%. In accordance with Financial Interpretation No. (FIN) 46, the trusts are not consolidated with our financial statements. Since January 1, 2007, our junior subordinated debentures are being recorded at fair value.

Acquisition of NCW Community Bank: On October 10, 2007, Banner completed the acquisition of NCW Community Bank, Wenatchee, Washington, in a transaction valued at approximately $18.5 million, with $6.5 million of cash and 339,860 shares of Banner common stock being exchanged for all of the outstanding common shares and stock options of NCW Community Bank. Founded in 1999, NCW Community Bank was a state chartered commercial community bank with approximately $99 million in assets, $91 million in loans, $88 million in deposits and shareholders' equity of $10 million as of September 30, 2007. NCW Community Bank operated one branch in Wenatchee, Washington and had another branch under construction in East Wenatchee. NCW Community Bank merged into Banner Bank in connection with this transaction during the fourth quarter of 2007; however, the financial statements included in this report do not reflect the assets, liabilities or results of operations for NCW Community Bank. The merger added to Banner's customer base and market share in the North Central Washington area.

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

Upon adoption of SFAS No. 159, we selected fair value measurement for all of our "available for sale" investment securities, Federal Home Loan Bank advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007. The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings. While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total stockholders' equity was $897,000 on January 1, 2007. Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in earnings in subsequent financial reporting periods. As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, we recorded a net gain of $1.2 million ($755,000 after tax) in the quarter ended March 31, 2007, a net loss of $1.9 million ($1.2 million after tax) in the quarter ended June 30, 2007, and a net gain of $3.1 million ($2.0 million after tax) in the quarter ended September 30, 2007, resulting in a cumulative gain of $2.4 million ($1.6 million after tax) for the nine months ended September 30, 2007. (For further information, see Note 6 of the Selected Notes to the Consolidated Financial Statements.)

Early redemption of $25 million of Trust Preferred Securities: Effective April 22, 2007, we repaid $25.8 million of junior subordinated debentures (debentures) issued in connection with Banner Capital Trust I as provided for under the early redemption provisions of the governing indenture at a price of 100% of the outstanding principal balance. For the six months immediately prior to repayment, the interest rate on the debentures supporting Banner Capital Trust I was 9.09%. The adjustable rate provisions of those debentures provided for changes in the interest rate every six months such that the rate would be equal to six month LIBOR plus 3.70%. The cash required to redeem the debentures came from our general operating funds.

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

Issuance of Shares through Dividend Reinvestment and Direct Stock Purchase and Sale Plan and Exercise of Options: During the nine months ended September 30, 2007, we added to our capital structure by issuing 841,251 new shares of our common stock at an average net price of $39.13 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan. In addition, we issued a net 73,635 shares in connection with the exercise of vested stock options. This combined stock issuance provided a net $34.0 million in capital during the nine months ended September 30. 2007. The additional capital will be available to support our continued growth initiatives, including the just-completed acquisition of NCW Community Bank.

Branch Expansion: Over the past four years, we have invested significantly in expanding Banner Bank's branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets, the Puget Sound region of Washington and, more recently, with the acquisition of F&M Bank, Spokane, Washington. This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow Banner Bank to proportionately reduce higher cost borrowings as a source of funds. Since July 2003, Banner Bank has opened 25 new branch offices, relocated 9 additional branch offices and significantly refurbished its main office in Walla Walla. We have also added 17 branches through the acquisitions of F&M Bank, Islanders Bank and NCW Community Bank as explained in other sections of this report.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, we adopted FIN 48. Currently, we are subject to U.S. federal income tax and income tax of the States of Idaho and Oregon. The years 2004 through 2006 remain open to examination for federal income taxes, and years 2004 through 2006 remain open for State examination. As of January 1, 2007 and September 30, 2007, we believe we had insignificant unrecognized tax benefits or uncertain tax positions. In addition, we have no material accrued interest or penalties as of January 1, 2007 or September 30, 2007. It is our policy to record interest and penalties as a component of income tax expense. The amount of interest and penalties for the nine months ended September 30, 2007 was immaterial. The adoption of this accounting standard did not have a material impact on our Consolidated Financial Statements.

Note 3: Acquisitions of F&M Bank and San Juan Financial Holding Company

On May 1, 2007, we completed the acquisition of F&M Bank (F&M) Spokane, Washington, in a stock and cash transaction valued at approximately $98.3 million, with $19.4 million of cash and 1,773,402 shares of Banner common stock, for 100% of the outstanding common shares of F&M Bank. F&M Bank was merged into Banner Bank and the results of its operations are included in those of Banner Bank starting in the quarter ended June 30, 2007. The purchase of F&M Bank allowed us to immediately expand Banner Bank's franchise in the Spokane, Washington area, the fourth largest metropolitan market in the Pacific Northwest, by the addition of 13 branches and one loan office.

The acquisition was accounted for as a purchase in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table:

	May 1, 2007

	(in thousands)

Cash paid to F&M's shareholders	$19,404
Total value of the Banner's common stock exchanged with F&M's Shareholders	78,030
Transaction closing costs	665

Total purchase price		$98,099

Allocation of purchase price:
F&M shareholders' equity	$32,849
Estimated adjustments to adjust assets and liabilities to fair value
Loans	(195)
Premises and equipment	3,315
Core deposit intangible	10,867
Deposits	(336)
Deferred taxes-net	(4,916)

Estimated fair value of net assets acquired		41,584

Goodwill resulting from acquisition		$56,515

Additional adjustments to the purchase price allocation may be required, specifically related to other assets and taxes, upon completion of certain pending valuation analyses. The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on an accelerated basis over an estimated useful life of eight years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for F&M Bank over the fair values of the assets acquired, net of the fair values of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition on May 1, 2007 to the end of the current reporting period.

May 1, 2007

(in thousands)

The fair value of the assets and liabilities of F&M Bank at the date of acquisition
Cash	$12,056
Securities available for sale	6,768
Federal funds sold	137
Loans-net of allowance for loan losses of $4,528	388,696
Premises and equipment-net	12,466
Bank-owned life insurance (BOLI)	8,662
Other assets	18,396
Goodwill	56,515

Total assets acquired	503,696

Deposits	(348,822)
Advances from Federal Home Loan Bank	(20,000)
Federal funds purchased and other borrowings	(19,625)
Other liabilities	(17,150)

Total liabilities assumed	(405,597)

Net assets acquired	$98,099

On May 1, 2007, we also completed the acquisition of San Juan Financial Holding Company (SJFHC), the parent company of Islanders Bank, Friday Harbor, Washington, in a stock and cash transaction valued at approximately $41.6 million, with $6.2 million of cash and 819,209 shares of Banner common stock, for 100% of the outstanding common shares of SJFHC. SJFHC was merged into Banner Corporation and Islanders Bank has continued to operate as a separate subsidiary of Banner Corporation. The results of its operations are included in Banner's consolidated operations beginning in the quarter ended June 30, 2007. The acquisition of Islanders Bank, with its three branches located in the San Juan Islands, added to Banner Corporation's presence in the North Puget Sound region.

The acquisition was accounted for as a purchase in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table.

	May 1, 2007

	(in thousands)

Cash paid to SJFHC shareholders	$6,159
Total value of the Banner's common stock exchanged with SJFHC shareholders	35,177
Closing costs	253

Total purchase price		$41,589

Allocation of purchase price
SJFHC shareholders' equity	$16,782
Estimated adjustments to adjust assets and liabilities to fair value
Loans	(604)
Premises and equipment	1,800
Core deposit intangible-net increase	6,147
Deposits	37
Deferred taxes-net	(2,659)
Estimated fair value of net assets acquired
		21,503

Goodwill resulting from acquisition		$20,086

Additional adjustments to the purchase price allocation may be required, specifically related to other assets and taxes. The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on an accelerated basis over an estimated useful life of eight years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for SJFHC over the fair values of the assets acquired, net of the fair values of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition on May 1, 2007 to the end of the current reporting period.

May 1, 2007

(in thousands)

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

The following tables present unaudited pro forma condensed results of operations for the quarters and nine months ended September 30, 2007 and 2006 prepared as if the acquisitions of F&M Bank and SJFHC had occurred on January 1, 2006. Any cost savings realized as a result of the acquisitions are not reflected in the pro forma condensed statements of income as no assurance can be given with respect to the final amount of such cost savings. The pro forma results have been prepared for comparison purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2006.

Pro Forma Financial Information - Unaudited
(in thousands except per share data)

	Quarter Ended September 30, 2007

				F&M Bank		SJFHC Pro
	Banner	F&M Bank	SJFHC	Pro Forma Adjustments		Forma Adjustments		Pro Forma Consolidated

Net interest income before provision for loan losses	$40,670	$-	$-	$25	(A)	$(22)	(A)	$40,673
Provision for loan losses	1,500	-	-	-		-		1,500
Other operating income	10,534	-	-	-		-		10,534
Other operating expense	34,846	-	-	1,698	(B)	(471)	(C)	32,677

Income before provision for income taxes	14,858	-	-	1,723		449		17,030
Provision for income taxes (benefits)	4,871	-	-	621	(D)	161	(D)	5,653

Net income	$9,987	$-	$-	$1,102		$288		$11,377

Basic earnings per share	$0.64							$0.73
Diluted earning per share	$0.64							$0.72

Basic weighted average shares outstanding	15,497							15,497
Diluted weighted average shares outstanding	15,720							15,720

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M and SJFHC assuming acquired January 1, 2006.
(B)	Reversal of merger related expenses of $748,000 and additional core deposit amortization of $950,000 assuming acquired January 1, 2006.
(C)	Reversal of additional core deposit amortization of $471,000 assuming acquired January 1, 2006.
(D)	Income tax effect of pro forma adjustments at 36%.

	Nine Months Ended September 30, 2007

		Four Months Ended April 30, 2007		F&M Bank		SJFHC Pro
	Banner	F&M Bank	SJFHC	Pro Forma Adjustments		Forma Adjustments		Pro Forma Consolidated

Net interest income before provision for loan losses	$110,957	$5,803	$2,074	$58	(A)	$(32)	(A)	$118,860
Provision for loan losses	3,900	1,028	20	-		-		4,948
Other operating income	21,854	1,375	599	-		(22)	(B)	23,806
Other operating expense	92,216	13,425	3,109	(8,308)	(C)	(1,497)	(D)	98,945

Income before provision for income taxes	36,695	(7,275)	(456)	8,366		1,443		38,773
Provision for income taxes (benefits)	11,784	(2,612)	270	3,012	(E)	519	(E)	12,973

Net income	$24,911	$(4,663)	$(726)	$5,354		$924		$25,800

Basic earnings per share	$1.76							$1.69
Diluted earning per share	$1.73							$1.66

Basic weighted average shares outstanding	14,125	917	160	779	(F)	360	(F)	15,264
Diluted weighted average shares outstanding	14,399	917	160	779	(F)	360	(F)	15,538

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M Bank and SJFHC assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition.
(C)	Reversal of merger related expenses of $7.8 million and additional core deposit amortization of $497,000 assuming acquired January 1, 2006.
(D)	Reversal of merger related expenses of $1.3 million and additional core deposit amortization of $240,000 assuming acquired January 1, 2006.
(E)	Income tax effect of pro forma adjustments at 36%.
(F)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M Bank and 2.2503 to 1 for SJFHC.

Pro Forma Financial Information - Unaudited
(in thousands except per share data)

	Quarter Ended September 30, 2006

	Banner	F&M Bank	SJFHC	F&M Bank Pro Forma Adjustments		SJFHC Pro Forma Adjustments		Pro Forma Consolidated

Net interest income before provision for loan losses	$32,661	$4,326	$1,850	$(65)	(A)	$(44)	(A)	$38,728
Provision for loan losses	1,000	140	15	-		-		1,155
Other operating income	5,436	1,098	396	-		(50)	(B)	6,880
Other operating expense	25,336	3,833	1,340	625	(C)	346	(D)	31,480

Income before provision for income taxes	11,761	1,451	891	(690)		(440)		12,973
Provision for income taxes (benefits)	3,752	438	261	(249)	(E)	(159)	(E)	4,043

Net income	$8,009	$1,013	$630	$(441)		$(281)		$8,930

Basic earnings per share	$0.67							$0.62
Diluted earning per share	$0.65							$0.60

Basic weighted average shares outstanding	11,964	2,026	364	1,722	(F)	819	(F)	14,505
Diluted weighted average shares outstanding	12,293	2,074	364	1,763	(F)	819	(F)	14,875

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M Bank and SJFHC assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition.
(C)	Core deposit amortization assuming acquired January 1, 2006.
(D)	Additional core deposit amortization assuming acquired January 1, 2006.
(E)	Income tax effect of pro forma adjustments at 36%.
(F)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M Bank and 2.2503 to 1 for SJFHC.

	Nine Months Ended September 30, 2006

	Banner	F&M Bank	SJFHC	F&M Bank Pro Forma Adjustments		SJFHC Pro Forma Adjustments		Pro Forma Consolidated

Net interest income before provision for loan losses	$93,790	$12,270	$5,286	$(267)	(A)	$(168)	(A)	$110,911
Provision for loan losses	4,500	455	27	-		-		4,982
Other operating income	14,938	3,338	1,141	-		(123)	(B)	19,294
Other operating expense	68,545	11,121	3,909	1,304	(C)	708	(D)	85,587

Income before provision for income taxes	35,683	4,032	2,491	(1,571)		(999)		39,636
Provision for income taxes (benefits)	11,527	1,217	783	(566)	(E)	(360)	(E)	12,601

Net income	$24,156	$2,815	$1,708	$(1,005)		$(639)		$27,035

Basic earnings per share	$2.03							$1.87
Diluted earning per share	$1.98							$1.83

Basic weighted average shares outstanding	11,879	2,028	364	1,724	(F)	819	(F)	14,422
Diluted weighted average shares outstanding	12,206	2,076	364	1,765	(F)	819	(F)	14,790

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M Bank and SJFHC assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition.
(C)	Core deposit amortization assuming acquired January 1, 2006.
(D)	Core deposit amortization assuming acquired January 1, 2006.
(E)	Income tax effect of pro forma adjustments at 36%.
(F)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M Bank and 2.2503 to 1 for SJFHC.

Note 4: Business Segments

We are managed by legal entity and not by lines of business; however, both of our primary subsidiaries are engaged in the same line of business, commercial banking. Banner Bank and Islanders Bank (together "the Banks") are community oriented commercial banks chartered in the State of Washington. The Banks' primary business is that of traditional banking institutions, gathering deposits and originating loans for their portfolios in their primary market areas. The Banks offer a wide variety of deposit products to their consumer and commercial customers. Lending activities include the origination of real estate, commercial and agricultural business and consumer loans. The Banks do not engage and have not engaged in any sub-prime lending programs. Banner Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis. In addition to interest income on loans and investment securities, the Banks receive other income from deposit service charges, loan servicing fees and from the sale of loans and investments. The performance of the Banks is reviewed by Banner Corporation's executive management and Board of Directors on a monthly basis. All of the executive officers of Banner Corporation are members of the Banner Bank executive management team and one director of Banner Corporation and one executive officer of Banner Bank are members of the Board of Directors of Islanders Bank. None of the officers of Islanders Bank are officers or directors of Banner Corporation.

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

The following table sets forth additional detail on our interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	September 30 2007	December 31 2006	September 30 2006

Interest-bearing deposits included in Cash and due from banks	$62,628	$5,068	$24,696

Mortgage-backed securities	98,064	150,166	157,014
Other securities-taxable	62,481	77,332	85,987
Other securities-tax exempt	49,195	42,817	43,758
Equity securities with dividends	2,451	3,710	3,788

Total securities	212,191	274,025	290,547

FHLB stock	37,291	35,844	35,844

	$312,110	$314,937	$351,087

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

Mortgage-backed securities interest	$1,343	$1,921	$4,653	$6,015

Taxable interest income	1,568	1,519	4,114	4,071
Tax-exempt interest income	548	488	1,516	1,470
Other stock-dividend income	27	39	94	117
FHLB stock dividends	56	-	147	-

	2,199	2,046	5,871	5,658

	$3,542	$3,967	$10,524	$11,673

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

The following table details the financial instruments carried at fair value to the dates indicated (in thousands):

	Cumulative Adjustment on Adoption of SFAS 159 January 1, 2007					September 30, 2007

	Amortized Cost	Fair Market Valuation Adjustment	Fair Value	Related Taxes	Cumulative Effect of Adoption	Amortized Cost	Fair Market Valuation Adjustment	Fair Value

Assets:
Securities - available for sale reclassified to fair value	$230,189	$(4,036)	$226,153	$1,413	$(2,623)	$160,767	$(1,835)	$158,932

Liabilities:
Advances from FHLB	$177,430	$(678)	$176,752	$244	$434	$24,739	$(162)	$24,577
Junior subordinated debentures, net of unamortized deferred origination costs	122,287	2,079	124,366	(748)	(1,331)	122,860	(640)	122,220

	$299,717	$1,401	$301,118	$(504)	$(897)	$147,599	$(802)	$146,797

Total adjustment					$(3,520)

Less transfer from accumulated other comprehensive loss to retained earnings					(2,623)

Cumulative reduction of opening stockholders' equity at January 1, 2007 upon adoption of SFAS No. 159					$(897)

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

*	Level 1 - Quoted prices for identical instruments in active markets
*

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

*	Level 3 - Instruments whose significant value drivers are unobservable.

We hold fixed and variable rate interest bearing securities, investments in marketable equity securities and certain other financial instruments, which are carried at fair value. Fair value is determined based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

We also carry our FHLB advances and junior subordinated debentures at fair value. In determining the fair value of our obligations, various factors are considered including: price activity for equivalent or similar instruments, discounting the expected cash flows using market interest rates and our credit standing.

Fair values are determined as follows:

*

Securities at fair value are priced using matrix pricing based on the securities' relationship to other benchmark quoted prices and under the provisions of SFAS No. 157 are considered a Level 2 input method.

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

The following table outlines the net change in fair values recorded at the dates indicated (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

Assets:
Securities - available for sale reclassified as carried at fair value	$1,301	$-	$768	$-

Liabilities
Advances from FHLB	(182)	-	(516)	-
Junior subordinated debentures net of unamortized deferred issuance costs	1,943	-	2,113	-

Net change in fair value	$3,062	$-	$2,365	$-

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

Note 7: Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

Basic weighted average shares outstanding	15,497	11,964	14,124	11,879

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	223	329	275	327

Diluted weighted average shares outstanding	15,720	12,293	14,399	12,206

Note 8: Stock Based Compensation Plans

Banner Corporation operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).

MRP Stock Grants: Under the MRP, Banner was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees. On July 26, 2006, this stock program expired with 522,660 shares having been granted and no additional shares eligible to be granted. Shares granted under the MRP vest ratably over a five-year period from the date of grant. The Consolidated Statements of Income for the quarters and nine months ended September 30, 2007 and 2006 reflect accruals of $34,000 and $46,000, and $122,000 and $139,000, respectively, for these grant awards. The MRP stock grants' fair value equals their intrinsic value on the date of grant.

A summary of unvested MRP share activity during the nine months ended September 30, 2007 follows:

	Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2006	19,360	$22.07
Granted	-	-
Vested	8,020	20.29
Forfeited	700	24.92

Unvested at September 30, 2007	10,640	$23.23

Stock Options: Under the SOPs, we reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees. Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006 with 6,613 stock options remaining ungranted at the time of termination. As of September 30, 2007, there were 4,047 options eligible for grants under the 1998 and 2001 plans. The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant. Such options have graded vesting of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the quarter and nine months ended September 30, 2007 the Company awarded 52,500 stock options. We did not grant any stock options during the nine months ended September 30, 2006. Also, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $87,000 and $134,000, and $243,000 and $443,000 for the quarters and nine months ended September 30, 2007 and 2006, respectively. The SOPs' stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. Assumptions used in the Black-Scholes model are an expected volatility based on the historical volatility at the date of the grant. The expected term is based on the remaining contractual life of the vesting period. We base the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

	Nine Months Ended September 30

	2007	2006

Annual dividend yield	2.46%	N/A
Expected volatility	15.70%	N/A
Risk free interest rates	4.64 to 4.82%	N/A
Expected lives	5 to 9 years	N/A

As part of the provisions of SFAS 123(R), Share-Based Payment, we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. A summary of our SOP stock compensation activity for the nine months ended September 30, 2007 follows (in thousands, except shares and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2006	713,460	$20.49
Granted	52,500	30.88
Exercised	(84,244)	18.60		$1,619
Forfeited	(2,800)	25.98

Outstanding at September 30, 2007	678,916	$21.51	5.3	$8,745

Vested at September 30, 2007 and expected to vest	671,987	$21.45	5.3	$8,697

Exercisable at September 30, 2007	491,476	$19.15	4.4	$7,488

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the stock option.

A summary of our unvested stock option activity with respect to the nine months ended September 30, 2007 follows:

	Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2006	211,810	$7.57
Granted	52,500	5.97
Vested	(74,040)	7.10
Forfeited	(2,800)	7.94

Unvested at September 30, 2007	187,440	$7.31

During the nine months ended September 30, 2007 and 2006, the total intrinsic value of stock options exercised was $1.6 million and $6.0 million, respectively.

We had $521,000 of total unrecognized compensation expense related to stock options at June 30, 2007 that is expected to be recognized over a period of 4.8 years.

During the nine months ended September 30, 2007, we received $1.6 million from the exercise of stock options. Cash was not used to settle any equity instruments previously granted. Upon the exercise of stock options, we issue shares from authorized but unissued shares. We do not currently expect to repurchase shares from any source to satisfy our obligations under the SOPs.

The following are the stock-based compensation costs we recognized in our Consolidated Statements of Income (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

Salary and employee benefits	$133	$180	$378	$582

Total decrease in income before income taxes	133	180	378	582
Decrease in provision for income taxes	(30)	(25)	(75)	(83)

Decrease in net income	$103	$155	$303	$499

Banner Corporation Long-Term Incentive Plan: In June 2006 the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan ("Plan") effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on Company stock and changes in Banner Bank's average earnings rate and under SFAS 123(R) is considered a stock appreciation right ("SAR"). Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company's common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting. Vesting is upon the completion of 60 months of continuous service from the date of grant, provided that at the time the SAR holder directly owns (other than through a qualified plan) Banner Corporation Stock equal in value to at least 50 percent of his base salary. The primary objective of the Plan is for executives who remain with the Company or Banner Bank for a sufficient period of time to share in the increases in the value of Company stock. Detailed information with respect to the plan was disclosed on a Form 8-K filed with SEC on July 19, 2006. SFAS 123 (R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled. In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting. The Consolidated Statements of Income for the quarters and nine months ended September 30, 2007 and 2006 reflect accruals of $230,000 and $33,000, and $279,000 and $33,000, respectively for these plan awards.

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

Executive Overview

We are a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2007, its 80 branch offices and 13 loan production offices located in 29 counties in Washington, Oregon and Idaho. Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington. Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. Banner Bank and Islanders Bank are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the FDIC. As of September 30, 2007, we had total consolidated assets of $4.3 billion, total deposits of $3.6 billion and total stockholders' equity of $414 million.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas. Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands. The Banks' primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in portions of Washington, Oregon and Idaho. Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans. A portion of Banner Bank's construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon.

Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest: the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets. As a result of our aggressive franchise expansion, we have added 17 new branches through acquisition, opened 25 new branches and relocated nine others since July 2003. Most recently, we opened branches in Tualatin, Oregon and Bellingham, Washington, and on October 10, 2007, closed our acquisition of NCW Community Bank of Wenatchee, Washington. NCW Community Bank had approximately $99 million in assets, $91 million in total loans and $88 million in deposit balances at September 30, 2007. This acquisition increases our presence within a desirable marketplace and allows us to better serve existing and future customers. Branch expansion has been a significant element in our strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds. We have three additional branches scheduled to open in the fourth quarter of 2007; however, we are rapidly reaching a size in terms of number of branches that will generate deposit growth sufficient to fund our expected loan growth and payoff FHLB borrowings. As a result, we anticipate that we will slow down our de novo branch expansion to a more moderate pace beginning in 2008.

We completed the acquisitions of F&M Bank and San Juan Financial Holding Company effective May 1, 2007. On that date, San Juan Financial Holding Company was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner Corporation. On the same date, F&M Bank merged into Banner Bank and now operates under the Banner Bank name. The financial results for the quarter and nine months ended September 30, 2007 include the assets, liabilities and results of operations for both of the acquired companies from the date of acquisition on May 1, 2007. As noted above, we also completed the acquisition of NCW Community Bank effective October 10, 2007; however, the financial results presented in this report on Form 10-Q do not include the assets, liabilities or results of operations for NCW Community Bank.

For the quarter ended September 30, 2007, we had net income of $10.0 million, or $0.64 per share (diluted), compared to $8.0 million, or $0.65 per share (diluted), for the quarter ended September 30, 2006. In the quarter ended September 30, 2007, our net income was significantly affected by the net increase in the valuation of the selected financial assets and liabilities we record at fair value pursuant to the early adoption of SFAS No. 159. These fair value adjustments resulted in an increase of $2.0 million, or $0.13 per share (diluted), to net income reported for the quarter ended September 30, 2007. Excluding the net fair value adjustments in the current quarter, net income from recurring operations was unchanged at $8.0 million for the quarter ended September 30, 2007, compared to $8.0 million for the quarter ended September 30, 2006. However, as a result of the significant increase in the average number of shares outstanding, primarily as a result of the acquisitions and the issuance of shares through our stock reinvestment plan, earnings per share (diluted) declined to $0.51 for the quarter ended September 30, 2007, compared to $0.65 per share (diluted) for the quarter ended September 30, 2006.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, our net interest income before provision for loan losses increased $8.0 million for the quarter ended September 30, 2007, compared to the prior year, primarily as a result of significant growth in interest-earning assets and interest-bearing liabilities, including growth resulting from the two acquisitions, and as a result of changes in the mix of both interest-earning assets and interest-bearing liabilities.

Our net income also is affected by provisions for loan losses and the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions. The provision for loan losses was $1.5 million for the quarter ended September 30, 2007, an increase of $500,000 compared to the quarter ended September 30, 2006. Other operating income, excluding fair value adjustments, increased by $2.1 million, or 39%, to $7.5 million for the quarter ended September 30, 2007 from $5.4 million for the quarter ended September 30, 2006, primarily as a result of increased deposit fees and other service charges reflecting in part the recent acquisitions. Revenues (net interest income before the provision for loan losses plus other operating income), excluding the fair value adjustments, increased 26% to $48.1 million for the quarter ended September 30, 2007 compared to $38.1 million for the quarter ended September 30, 2006. Other operating expenses increased $9.5 million to $34.8 million for the quarter ended September 30, 2007 from $25.3 million for the same period in 2006, an increase of 38% from a year earlier, largely reflecting our continued growth and the effect of our acquisitions.

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

Deposits, including customer retail repurchase agreements, and loan repayments are the major sources of our funds for lending and other investment purposes. We compete with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

General: For the first nine months of the year, total assets increased $805 million, or 23%, from $3.496 billion at December 31, 2006, to $4.300 billion at September 30, 2007. Recent acquisitions contributed $691 million in assets (as of May 1, 2007), while the remaining increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $647 million, or 22%, from $2.930 billion at December 31, 2006, to $3.577 billion at September 30, 2007. Internal loan growth was meaningful and broad-based; however, the portfolio growth largely reflects the $506 million (as of May 1, 2007) addition in net loans from the SJFHC and F&M Bank acquisitions. Although production of new loans declined in the most recent quarter, we continue to maintain a significant investment in construction and land loans, reflecting continued demand for and sales of new homes in many of the markets we serve as well as a strength and core competency of Banner Bank. Including the effect of the acquisitions, loans to finance the construction of one- to four-family residential real estate increased by $54 million, or 9%, and land and development loans increased by $61 million, or 15%, since December 31, 2006. In addition, and largely reflecting the acquisitions, loans to finance commercial real estate increased by $215 million, or 36%, while loans secured by multi-family real estate increased by $23 million, or 16%. Loan growth also included commercial business loans, which increased by $163 million, or 35%, consumer loans, which increased by $74 million, or 63%, and loans to finance existing one- to four-family residential properties, which increased by $62 million, or 17%, at September 30, 2007 compared to December 31, 2006. By contrast, at September 30, 2007 loans to finance commercial and multifamily construction decreased by $12 million, or 9%, from December 31, 2006.

Securities decreased $62 million, or 23%, from $274 million at December 31, 2006, to $212 million at September 30, 2007, as sales and repayments exceeded purchases and the $33 million added as a result of the acquisitions of F&M Bank and San Juan Financial Holding Company. Effective January 1, 2007, we elected to reclassify all our securities available for sale to fair value following our adoption of SFAS No. 159. Property and equipment increased by $38 million to $96 million at September 30, 2007, from $58 million at December 31, 2006. The increase included additional site, construction and equipment costs associated with new facilities recently opened or in progress as part of our continuing branch expansion strategy, and $18 million added through recent acquisitions. We also had an increase of $11 million in bank-owned life insurance, with nearly $1.5 million coming from the growth of cash surrender values on existing policies and the remainder due to acquisition.

Deposits increased $803 million, or 29%, from $2.795 billion at December 31, 2006, to $3.598 billion at September 30, 2007. The acquisitions of F&M Bank and Islanders Bank resulted in the addition of $473 million in total deposits as of May 1, 2007. Non-interest-bearing deposits increased $141 million, or 42%, to $474 million, while interest-bearing deposits increased $662 million, or 27%, to $3.124 billion from the December 31, 2006 amounts. The aggregate total of transaction and savings accounts, including money market accounts, increased by $535 million, or 43%, to $1.773 billion, reflecting Banner Bank's focused efforts to grow these important core deposits, as well as the effects of the acquisitions. Increasing core deposits is a key element of our expansion strategy, including the recent and planned additions and renovations of branch locations as explained in more detail below. Reflecting internally generated growth and the effects of the acquisitions, transaction and savings accounts represent 49.3% of total deposits at September 30, 2007, compared to 43.1% a year earlier. FHLB advances decreased $153 million from $177 million at December 31, 2006, to $25 million at September 30, 2007, while other borrowings decreased $25 million to $79 million at September 30, 2007. The decrease in other borrowings reflects an increase of $2 million in retail repurchase agreements that are primarily related to customer cash management accounts, as well as a decrease of $27 million of repurchase agreement borrowings from securities dealers. Junior subordinated debentures decreased by $2 million, primarily reflecting the cumulative fair value adjustments recorded subsequent to the adoption of SFAS 159, and the replacement of debentures issued five years ago with a new issuance which, reflecting current market conditions, will have a much more favorable interest cost in future periods.

During the nine months ended September 30, 2007, we increased our capital by issuing 841,251 new shares of Banner Common Stock at an average net price of $39.13 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan. In addition, we issued a net 73,635 shares in connection with the exercise of vested stock options and 2,592,611 shares were issued in the acquisition of F&M Bank and San Juan Financial Holding Company. This stock issuance, combined with the changes in retained earnings as a result of operations and the effects of fair value accounting, net of quarterly dividend distributions, resulted in a $163.4 million increase in stockholders' equity. The additional capital will be available to support our continued growth initiatives and the just-completed acquisition of NCW Community Bank.

The following tables provide additional detail on our loans and deposits (dollars in thousands):

	September 30 2007		December 31 2006		September 30 2006

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loan Portfolio:

Loans (including loans held for sale):
Commercial real estate	$811,816	22.4%	$596,488	20.1%	$584,832	20.2%
Multifamily real estate	170,316	4.7	147,311	5.0	146,094	5.0
Commercial construction	84,176	2.3	98,224	3.3	94,231	3.2
Multifamily construction	41,814	1.2	39,908	1.3	49,986	1.7
One- to four-family construction	624,280	17.2	570,501	19.2	550,285	19.0
Land and land development	463,514	12.8	402,665	13.6	371,626	12.8
Commercial business	630,827	17.4	467,745	15.8	469,293	16.2
Agricultural business, including secured by farmland	178,158	4.9	163,518	5.5	169,349	5.8
One-to four-family real estate	424,122	11.7	361,625	12.2	349,808	12.1

Consumer	87,286	2.4	50,826	1.7	67,073	2.3
Consumer secured by one-to four-family	104,942	2.9	67,179	2.3	49,662	1.7

Total consumer	192,228	5.3	118,005	4.0	116,735	4.0

Total loans outstanding	3,621,251	100.00%	2,965,990	100.00%	2,902,239	100.00%

Less allowance for loan losses	(44,212)		(35,535)		(35,160)

Total net loans outstanding at end of period	$3,577,039		$2,930,455		$2,876,079

	September 30 2007		December 31 2006		September 30 2006

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Deposits:

Non-interest-bearing accounts	$473,571	13.2%	$332,372	11.9%	$327,093	11.9%
Interest-bearing checking	438,974	12.2	327,836	11.7	311,056	11.3
Regular savings accounts	602,190	16.7	364,957	13.1	306,822	11.2
Money market accounts	258,068	7.2	212,953	7.6	239,476	8.7

Total transaction and saving accounts	1,772,803	49.3	1,238,118	44.3	1,184,447	43.1

Certificates which mature or reprice:
Within 1 year	1,597,311	44.4	1,351,922	48.4	1,319,068	48.1
After 1 year, but within 3 years	178,191	5.0	152,306	5.5	181,785	6.6
After 3 years	49,594	1.3	52,246	1.8	59,051	2.2

Total certificate accounts	1,825,096	50.7	1,556,474	55.7	1,559,904	56.9

Total	$3,597,899	100.00%	$2,794,592	100.00%	$2,744,351	100.00%

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2007 and 2006

General. For the quarter ended September 30, 2007, we had net income of $10.0 million, or $0.64 per share (diluted), compared to net income of $8.0 million, or $0.65 per share (diluted), for the quarter ended September 30, 2006. Further, our operating results for the quarter ended September 30, 2007 include a $2.0 million net after-tax gain as a result of changes in the valuation of financial instruments carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159. Excluding the net fair value adjustments in the current quarter, net income from recurring operations was $8.0 million, or $0.51 per share (diluted), for the quarter ended September 30, 2007, compared to $8.0 million, or $0.65 per share (diluted) for the quarter ended September 30, 2006. Net income from recurring operations reflects continued growth of loans and deposits, including growth from acquisitions, as well as changes in the mix of those assets and liabilities. Our operating results also included substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses, reflecting the recent acquisitions, growth in locations, operations and staff as we continue to expand. In addition to the 16 branches added on May 1, 2007 as a result of the acquisitions of F&M Bank and Islanders Bank, new or relocated offices that contributed to the higher level of operating expenses during the nine months as compared to the same period a year ago include: Boise (2) and Meridian, Idaho; Baker City, Beaverton, La Grande, Portland and Tualatin, Oregon; plus Bellingham (2) and Redmond, Washington. The current quarter's operating expense was also burdened with approximately $700,000 of one-time costs associated with completing the conversion of the former F&M Bank branches onto the Banner Bank data processing platform.

Compared to levels a year ago, total assets increased 23% to $4.300 billion at September 30, 2007, net loans increased 22% to $3.577 billion, deposits grew 29% to $3.598 billion, while borrowings, including junior subordinated debentures, decreased $179 million, or 44%, to $225 million. The average balance of interest-earning assets was $3.940 billion for the quarter ended September 30, 2007, an increase of $690 million, or 21%, compared to $3.250 billion for the same quarter a year earlier.

Net Interest Income. Net interest income before provision for loan losses increased to $40.7 million for the quarter ended September 30, 2007, compared to $32.7 million for the prior year comparative quarter, primarily as a result of the growth in average interest-earning assets noted above and despite market pressures on the net interest margin as discussed below. The net interest margin of 4.10% in the current quarter improved 11 basis points from the prior year's comparative quarter, largely reflecting the effects of the two acquisitions but also reflecting other changes in the mix of assets and liabilities. By contrast, for the nine months ended September 30, 2007, the net interest margin declined 5 basis points from 4.11% to 4.06% from the prior year's comparative period, primarily as a result of the effect of higher deposit costs. Subsequent to the Federal Reserve's decision to stop increasing short-term interest rates after June 2006 and as a result of the lag effect on deposit pricing, increases in deposit costs generally exceeded increases in loan yields for the twelve months ended June 30, 2007. In the most recent quarter, following the Federal Reserve's decision to lower interest rates, loan yields have declined more significantly than deposit costs. Mitigating in part the adverse effects of these market forces on loan and deposit pricing, our average asset mix for the quarter and nine months ended September 30, 2007 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than for the same period a year earlier. At the same time, our average funding liability base had proportionately more deposits, including more non-interest-bearing deposits, and proportionately fewer borrowings than in the prior year. Reflecting generally higher market interest rates as well as these mix changes, the yield on earning assets for the quarter and nine months ended September 30, 2007 increased by 6 basis points and 27 basis points, respectively, compared to the same periods a year earlier, while funding costs for the quarter and nine months ended September 30, 2007 fell by 4 basis points and increased by 36 basis points, respectively, over the same period. We believe the relatively stable nature of our net interest margin despite the volatility in market rates reflected in our asset yields and funding costs over these periods is a notable accomplishment.

Interest Income. Interest income for the quarter ended September 30, 2007 was $79.2 million, compared to $64.9 million for the same quarter a year earlier, an increase of $14.3 million, or 22%. The increase in interest income occurred as a result of a $690 million increase in the average balance of interest earning assets as well as a 6 basis point increase in the average yield on those assets. The yield on average interest-earning assets increased to 7.98% for the quarter ended September 30, 2007, compared to 7.92% for the same period a year earlier. The increase in the yield on earning assets was achieved despite modestly lower loan yields as a result of significant growth in loans coupled with a reduction in lower yielding securities balances. Average loans receivable for the quarter ended September 30, 2007 increased by $727 million, or 25%, to $3.627 billion, compared to $2.900 billion for the quarter ended September 30, 2006. Interest income on loans for the quarter increased by $14.7 million, or 24%, to $75.7 million from $60.9 million for the same period in the prior year, reflecting the impact of the increase in average loan balances offset by a 6 basis point decrease in the average yield on loans. The decrease in average loan yield reflects the lower average level of market interest rates during the current quarter, particularly in short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans following the Federal Reserve's recent actions designed to lower those rates. The decrease in average loan yields also reflects changes in the mix of the loan portfolio. The average yield on loans was 8.28% for the quarter ended September 30, 2007, compared to 8.34% for the same period in the prior year. While the recent level of market interest rates was lower than the same quarter a year earlier, loan yields did not change to the same degree as most fixed-rate loans and certain adjustable-rate loans did not adjust downward. In addition, yields were supported by changes in the loan mix, as growth has been most significant in some of the higher yielding adjustable-rate loan categories, particularly construction and land development loans. These factors were somewhat offset by changes in the average credit risk profile of new borrowers and competitive pricing pressure which resulted in lower spreads and yields on new loan originations.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $37 million for the quarter ended September 30, 2007, and, as a result, the interest and dividend income from those investments decreased by $425,000 compared to the quarter ended September 30, 2006. The average yield on the securities portfolio and cash equivalents declined slightly to 4.48% for the quarter ended September 30, 2007, from 4.50% for the comparable quarter in 2006. While insignificant in amount, we received $56,000 in dividend income on our FHLB of Seattle stock in the third quarter of 2007, as the FHLB of Seattle received approval to resume paying its members cash dividends on a quarterly basis in the fourth quarter of 2006. The FHLB of Seattle ceased the payment of dividends beginning in the fourth quarter of 2004 through the third quarter of 2006 to improve its capital position.

Interest income for the nine months ended September 30, 2007 increased by $42.2 million, or 24%, to $219.1 million, from $176.8 million for the comparable period in 2006. This increase in interest income is the result of the same growth, mix and market interest rate trends which affected the quarterly results explained above. Interest income from loans increased $43.4 million, or 26%, to $208.5 million for the nine months ended September 30, 2007, from $165.1 million for the comparable period in 2006. The increase in loan interest income reflects the impact of $638 million of growth in the average balance of loans receivable in addition to an 18 basis point increase in the yield on the loan balances. Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended September 30, 2007 decreased $1.1 million, to $10.5 million during the nine months ended September 30, 2007, reflecting a $34 million decrease in average balances, while yields remained nearly unchanged at 4.50% compared to 4.49% in the prior period.

Interest Expense. Interest expense for the quarter ended September 30, 2007 was $38.5 million, compared to $32.2 million for the comparable period in 2006, an increase of $6.3 million, or 20%. The increase in interest expense was the result of the substantial growth in interest-bearing liabilities, slightly offset by a 4 basis point decrease in the average cost of all interest-bearing liabilities to 4.01% for the quarter ended September 30, 2007, from 4.05% for the comparable period in 2006. The decreased cost of interest-bearing liabilities in the current quarter primarily reflects the significant shift in the funding mix to proportionately more deposits and fewer borrowings. Deposit interest expense increased $10.7 million, or 43%, to $35.3 million for the quarter ended September 30, 2007 compared to $24.7 million for the same quarter a year ago, largely as a result of the significant deposit growth during the past twelve months, as well as an increase in the cost of interest-bearing deposits. Reflecting the acquisitions, branch expansion and other growth initiatives, average deposit balances increased $972 million, or 37%, to $3.594 billion for the quarter ended September 30, 2007, from $2.622 billion for the quarter ended September 30, 2006, while the average rate paid on deposit balances increased 17 basis points to 3.90%. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates. In addition, non-interest-bearing deposits help mitigate the effect of higher market rates on our cost of deposits. This lower degree of volatility and lag effect for deposit pricing has been evident in the modest increase in deposit costs as the Federal Reserve moved to increase short-term interest rates by 425 basis points from September 2004 to June 2006, including increases of 100 basis points from January 1, 2006 to September 30, 2006. Nonetheless, competitive pricing pressure for interest-bearing deposits has been quite intense in recent quarters, as many financial institutions until very recently experienced strong loan growth and related funding needs. However, in recent weeks following the Federal Reserve's decision to lower short-term interest rates, deposit market pricing has moderated and, as a result, we expect that the cost of deposits will decline over the near term.

Average FHLB advances decreased to $32 million for the quarter ended September 30, 2007, compared to $336 million during the quarter ended September 30, 2006, resulting in a $4.1 million decrease in the related interest expense. The average rate paid on FHLB advances for the quarter ended September 30, 2007 decreased to 3.57%, a decrease of 162 basis points compared to the same quarter a year earlier, as the remaining advances carry fixed rates negotiated in a much lower rate environment. All of these advances are scheduled to mature within the next six months. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $115 million and an average cost of 7.49% (including amortization of prepaid underwriting costs) for the quarter ended September 30, 2007. Junior subordinated debentures outstanding in the same quarter of the prior year had an average balance of $98 million with a higher average rate of 8.40%. The junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months. The lower average cost of the junior subordinated debentures in the current quarter reflects a lower spread on the most recently issued debentures and the early redemption of a higher costing tranche of debentures, which was partially offset by the effect of increases in short-term market interest rates on earlier issues. Effective April 22, 2007, we exercised the early redemption provision with respect to approximately $26 million of the junior subordinated debentures which had a spread of 3.70% to six-month LIBOR and an average cost of 9.09% during the six months preceding redemption. We replaced the redeemed debentures with a new $26 million tranche of junior subordinated debentures issued on July 31, 2007 with an initial rate of 6.74% and a repricing spread of 1.38% to three-month LIBOR. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $29.8 million to $74 million for the quarter ended September 30, 2007, from $104 million for the same period in 2006, while the related interest expense decreased $382,000, to $730,000 from $1.1 million for the respective periods. The average balance of customer retail repurchase agreements decreased slightly by $4 million while the average balance of the wholesale borrowings from brokers decreased approximately $26 million. The average rate paid on other borrowings was 3.91% in the quarter ended September 30, 2007, compared to 4.25% for the same quarter in 2006. Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

A comparison of total interest expense for the nine months ended September 30, 2007 shows an increase of $25.1 million, or 30%, from the comparable period in 2006. The interest expense reflects a large increase in average deposits of $769 million, partially offset by a $213 million decrease in FHLB advances, junior subordinated debentures and other borrowings. The effect on interest expense of the $555 million increase in average interest-bearing liabilities was also accompanied by a 36 basis point increase in the interest paid on the liabilities, reflecting higher market rates during the current period. The effect of higher market rates on the cost of these funds was partially mitigated by deposit pricing characteristics noted above and as deposits, including non-interest-bearing deposits, became a proportionately larger source of funds.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

Average Balances (in thousands)	Quarters Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

Investment securities and cash equivalents	$159,462	$148,700	$142,596	$138,885
Mortgage-backed obligations	116,573	165,577	133,652	172,488
FHLB stock	37,290	35,844	36,655	35,844

Total average interest-earning securities and cash equivalents	313,325	350,121	312,903	347,217
Loans receivable	3,626,541	2,899,848	3,343,901	2,706,181

Total average interest-earning assets	3,939,866	3,249,969	3,656,804	3,053,398

Non-interest-earning assets	346,762	192,822	277,587	191,653

Total average assets	$4,286,628	$3,442,791	$3,934,391	$3,245,051

Deposits	$3,593,722	2,622,215	$3,232,959	2,464,352
Advances from FHLB	32,462	336,038	101,999	323,648
Other borrowings	74,064	103,897	80,926	88,822
Junior subordinated debentures	115,311	97,942	114,369	97,942

Total average interest-bearing liabilities	3,815,559	3,160,092	3,530,253	2,974,764

Non-interest-bearing liabilities	62,054	42,551	57,029	36,455

Total average liabilities	3,877,613	3,202,643	3,587,282	3,011,219

Equity	409,015	240,148	347,109	233,832

Total average liabilities and equity	$4,286,628	$3,442,791	$3,934,391	$3,245,051

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	5.33%	5.46%	5.37%	5.45%
Mortgage-backed obligations	4.57%	4.60%	4.65%	4.66%
FHLB stock	0.60%	0.00%	0.54%	0.00%

Total interest rate yield on securities and cash equivalents	4.48%	4.50%	4.50%	4.49%
Loans receivable	8.28%	8.34%	8.34%	8.16%

Total interest rate yield on interest-earning assets	7.98%	7.92%	8.01%	7.74%

Interest Rate Expense:
Deposits	3.90%	3.73%	3.94%	3.41%
Advances from FHLB	3.57%	5.19%	4.89%	4.82%
Other borrowings	3.91%	4.25%	4.04%	3.88%
Junior subordinated debentures	7.49%	8.40%	7.72%	8.02%

Total interest rate expense on interest-bearing liabilities	4.01%	4.05%	4.09%	3.73%

Interest spread	3.97%	3.87%	3.92%	4.01%

Net interest margin on interest earning assets	4.10%	3.99%	4.06%	4.11%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.92%	0.92%	0.85%	1.00%
Return on average equity	9.69%	13.23%	9.60%	13.81%
Average equity / average assets	9.54%	6.98%	8.82%	7.21%
Average interest-earning assets / interest-bearing liabilities	103.26%	102.84%	103.58%	102.64%
Non-interest income/average assets	0.97%	0.63%	0.74%	0.62%
Non-interest (other operating) expenses / average assets	3.23%	2.92%	3.13%	2.82%
Efficiency ratio [non-interest (other operating) expenses / revenues]	68.05%	66.50%	69.43%	63.04%
Efficiency ratio
Excluding adjustment in the fair value of financial instruments 2007 and the 2006 insurance recovery	72.38%	66.50%	70.69%	67.96%

Provision and Allowance for Loan Losses. During the quarter ended September 30, 2007, the provision for loan losses was $1.5 million compared to $1.0 million from the quarter ended September 30, 2006. As discussed in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management's evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision for loan losses in the quarter ended September 30, 2007 reflects an increase in delinquencies and non-performing loans, balanced against slower growth in the size of the loan portfolio, excluding the effects of the mergers, continuing changes in the loan mix and a modest level of net charge-offs. There were net charge-offs of $536,000 for the quarter ended September 30, 2007, compared to $542,000 of net recoveries for the same quarter a year earlier, and non-performing loans increased $8.9 million to $20 million at September 30, 2007, compared to $11 million at September 30, 2006. Generally, these non-performing loans reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, although slower sales in certain housing markets are clearly a significant contributing factor and the greatest increase in delinquencies and non-performing loans was centered in construction and land development lending. A comparison of the allowance for loan losses at September 30, 2007 and 2006 shows an increase of $8.7 million, including $6 million added through the acquisitions, to $44 million at September 30, 2007, from $36 million at September 30, 2006. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.22% and 1.21% at September 30, 2007 and 2006, respectively. The allowance as a percentage of non-performing loans decreased to 222% at September 30, 2007, compared to 319% a year earlier.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by us at the time financial statements are prepared. Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control. The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, we determine that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. As of September 30, 2007, we had identified $19.8 million of impaired loans as defined by SFAS No. 114 and had established $3.8 million of loss allowances related to these loans.

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

We believe that the allowance for loan losses as of September 30, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Banks' allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following tables provide additional detail on our allowance for loan losses (dollars in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

Allowance for Loan Losses:	2007	2006	2007	2006

Balance, beginning of the period	$43,248	$33,618	$35,535	$30,898
Allowance added through business combination	-	-	5,957	-

Provision for loan losses	1,500	1,000	3,900	4,500

Recoveries of loans previously charged off:

One- to four-family real estate	1	77	338	77
Commercial real estate	-	-	-	75
Multifamily real estate	-	-	-	-
Construction and land	62	496	62	507
Commercial business	344	619	584	790
Agricultural business, including secured by farmland	8	20	263	62
Consumer	54	7	117	33

	469	1,219	1,364	1,544
Loans charged off:

One- to four-family real estate	(30)	-	(385)	(62)
Commercial real estate	-	-	-	-
Multifamily real estate	-	-	-	-
Construction and land	(129)	-	(129)	-
Commercial business	(120)	(422)	(869)	(1,125)
Agricultural business, including secured by farmland	(458)	(191)	(650)	(404)
Consumer	(268)	(64)	(511)	(191)

	(1,005)	(677)	(2,544)	(1,782)

Net (charge-offs) recoveries	(536)	542	(1,180)	(238)

Balance, end of the period	$44,212	$35,160	$44,212	$35,160

Net charge-offs (recoveries) as a percentage of average net book value of loans outstanding for the period	0.01%	(0.02)%	0.04%	0.01%

The following is a schedule of our allocation of the allowance for loan losses (dollars in thousands):

	September 30 2007	December 31 2006	September 30 2006

Specific or allocated loss allowances:
One- to four-family real estate	$1,164	$1,420	$866
Commercial real estate	5,393	5,129	5,655
Multifamily real estate	1,504	886	866
Construction and land	16,527	11,717	11,231
Commercial business	14,424	10,513	10,665
Agricultural business, including secured by farmland	2,575	2,417	2,959
Consumer	1,572	903	838

Total allocated	43,159	32,895	33,080

Estimated allowance for undisbursed commitments	407	513	458
Unallocated	646	2,037	1,622

Total allowance for loan losses	$44,212	$35,535	$35,160

Allowance for loan losses as a percentage of total loans outstanding (loans receivable excluding allowance for loan losses)	1.22%	1.20%	1.21%
Ratio of allowance for loan losses to non-performing loans	222%	253%	319%

Other Operating Income. Other operating income was $10.5 million for the quarter ended September 30, 2007, compared to $5.4 million for the quarter ended September 30, 2006. Excluding fair value adjustments recorded pursuant to the adoption of SFAS No. 159 and the gain on the sale of securities, recurring other operating income increased 39% to $7.5 million compared to $5.4 million in the third quarter last year, largely as a result of increased deposit fees and service charges. Deposit fees and other service charge income increased by $1.7 million, or 56%, to $4.8 million for the quarter ended September 30, 2007, compared to $3.0 million for the quarter ended September 30, 2006, largely influenced by the increase in deposit balances from bank acquisitions, yet also reflecting internally generated growth in customer transaction accounts and increased merchant credit card services. Changes in certain pricing schedules also contributed to the increased fee income. Loan servicing fees increased to $457,000 for the current quarter, compared to $315,000 for the quarter ended September 30, 2006. Although loan sales declined, gain on sale of loans increased by $38,000 to $1.8 million for the quarter ended September 30, 2007, compared to $1.7 million for the same quarter a year earlier as the average gain per sale improved from an abnormally low level in the year-ago quarter. Loan sales for the quarter ended September 30, 2007 totaled $114.0 million, compared to $167.4 million for the quarter ended September 30, 2006. Gain on sale of loans in the current quarter included $286,000 of fees on $30.9 million of loans which were brokered and are not reflected in the volume of loans sold. By comparison, in the quarter ended September 30, 2006, gain on sale of loans included $213,000 of fees on $29.1 million of brokered loans. As noted above, other income also includes a net gain of $3.1 million for the change in valuation of financial instruments now carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159.

Other operating income for the nine months ended September 30, 2007 increased $6.9 million to $21.9 million, from $14.9 million for the comparable period in 2006. Similar to the quarter's results, this includes a $3.4 million increase in deposit fee and service charge income along with a $595,000 increase in the gain on sale of loans. Loan servicing fees increased by a modest $166,000 compared to the first nine months of 2006. Loan sales decreased from $347.6 million for the nine months ended September 30, 2006 to $313.0 million for the nine months ended September 30, 2007. The cumulative effect of the net changes in the valuation of financial instruments carried at fair value under SFAS No. 159 was a net gain of $2.4 million for the nine months ended September 30, 2007. Excluding the fair value adjustments, recurring other operating income increased by 31% for the first nine months of 2007 compared to the same period in 2006.

Other Operating Expenses. Other operating expenses increased $9.5 million, or 38%, to $34.8 million for the quarter ended September 30, 2007, from $25.3 million for the quarter ended September 30, 2006, largely reflecting the growth resulting from our branch expansion strategy and the two acquisitions. Other operating expense from recurring operations increased by 38% from $25.3 million for the quarter ended September 30, 2006, to $34.8 million for the current quarter. Besides the acquisitions, the increase in expenses includes operating costs associated with the opening of ten new branch offices in Boise (2) and Meridian, Idaho, Baker City, Beaverton, La Grande, Portland and Tualatin, Oregon, and Bellingham (2), Washington and the relocation and upgrading of our branch offices in College Place, Redmond and Selah, Washington. Primarily reflecting the additional branches and bank acquisitions, salary and employee benefits expense increased by $3.7 million, or 22%, and occupancy costs increased by $1.6 million, or 40%, compared to the same period a year earlier. In addition, compensation was higher as a result of general wage and salary increases, as well as increased per employee costs associated with benefit programs and employer-paid taxes. Further, direct expenses associated with merchant credit card services increased as a result of growth in this fee generating activity. We also continued our strong commitment to advertising and marketing expenditures, which were $2.4 million in the quarter ended September 30, 2007, compared to $1.8 million for the same period in the prior year. The current quarter's operating expenses were also burdened with $787,000 for amortization of the core deposit intangibles recorded in connection with the acquisitions of F&M Bank and San Juan Financial Holding Company and approximately $700,000 of one-time costs associated with completing the conversion of the former F&M Bank branches onto the Banner Bank data processing platform. Other operating expenses from recurring operations (including the conversion costs) as a percentage of average assets increased to 3.23% for the quarter ended September 30, 2007, from 2.92% for the quarter one year earlier, reflecting the impact of the acquisitions, integration and conversion costs and continuing startup costs associated with branch growth. Our efficiency ratio increased to 68.05% (72.38% excluding fair value adjustments) for the quarter ended September 30, 2007 from 66.50% for the comparable period in 2006. We expect continued increases in the absolute level of operating expenses as a result of our expansion plans; however, the pace of increase should slow as we reduce the number of new branch openings beginning in 2008. Further, we believe that this investment in our branch network will lead to a lower relative cost of funds and enhanced revenues over time which, combined with expected cost savings from the acquisitions, should result in an improved efficiency ratio and stronger operating results.

Other operating expenses for the nine months ended September 30, 2007 increased $23.7 million, or 35%, from $68.5 million for the first nine months of 2006, to $92.2 million in the current period. Excluding the $5.4 million insurance recovery, other operating expenses in the prior year would have been $73.9 million. As explained above, the increase is primarily a result of the recent bank acquisitions and branch expansion evidenced by the increase in compensation, occupancy and miscellaneous expenses as locations, staffing and the volume of activity have expanded. Also contributing to those expenses was a decrease in capitalized loan origination costs reflecting decreased origination volumes.

Income Taxes. Income tax expense was $4.9 million for the quarter ended September 30, 2007, compared to $3.8 million for the comparable period in 2006. Our effective tax rates for the quarters ended September 30, 2007 and 2006 were 32.8% and 31.9%, respectively. The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments as well as certain tax exempt income. The slightly higher effective tax rate in the current period was primarily a result of a decrease in the relative combined effect of the tax credits from CRA investments, tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance, compared to other taxable net revenue.

Income tax expense for the nine months ended September 30, 2007 increased to $11.8 million, compared to $11.5 million in the comparable period in 2006. The Company's effective tax rates for the nine months ended September 30, 2007 and 2006 were 32.1% and 32.3%, respectively. The slightly higher effective tax rate in 2006 primarily reflects the impact of the fully taxable non-recurring insurance recovery recorded in that period and the lower effect of tax-exempt income for the 2006 year-to-date period.

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

Allowance for Loan Losses: In originating loans, we recognize that we will have losses and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, we maintain an allowance for loan losses consistent with GAAP guidelines. We increase our allowance for loan losses by charging provisions for probable loan losses against our income. The allowance for losses on loans is maintained at a level which, in our judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. At September 30, 2007, we had an allowance for loan losses of $44.2 million, which represented 1.22% of total loans and 222% of non-performing loans, compared to 1.21% and 319%, respectively, at September 30, 2006.

Non-Performing Assets: Non-performing assets increased to $23 million, or 0.54% of total assets, at September 30, 2007, compared to $12 million, or 0.36% of total assets, at September 30, 2006. Generally, asset quality remained satisfactory and non-performing loans and assets reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, although slowing sales in certain housing markets clearly was a significant factor contributing to the increase in non performing loans as well as increased delinquencies. We have not engaged in any sub-prime lending programs and have not been significantly affected by the asset quality issues emanating directly from that market segment. However, we share others' heightened concerns relative to home values, housing markets and construction lending as a result of the problems associated with sub-prime and other mortgage lending programs, and are currently exercising extra monitoring vigilance with respect to our asset quality. At September 30, 2007, our largest non-performing loan exposure was for a land development loan totaling $5.8 million secured by a project in Salem, Oregon. The second largest non-performing loan exposure was for commercial loans totaling $2.4 million to a non-farm operating business which are primarily secured by ranch land in western Idaho and processing equipment and which were repaid in full subsequent to quarter end. The third largest non-performing loan exposure was for five loans totaling 2.4 million to a new home builder operating in the Portland, Oregon market which are secured by four houses and one developed lot. At September 30, 2007, we had $3.1 million of real estate owned and other repossessed assets which primarily consisted of a $2.0 million commercial real estate property in northwestern Washington and a parcel of undeveloped land in Federal Way, Washington with a book value of $918,000. We were awarded the undeveloped land in 2006 as a result of litigation relative to certain previously charged off loans. While this award resulted in an increase in real estate owned, since the loans had been fully charged off in prior periods, it also was recognized as a recovery in the quarter ended September 30, 2006. Management is optimistic about the prospects for a near-term disposal of these properties. Most of our asset quality indicators have remained relatively sound, reflecting improved asset selection and credit monitoring practices, as well as the relatively strong performance of the Pacific Northwest economy. Despite the significant increase in non-performing loans and delinquencies in the most recent quarter, we are confident in the quality of our loan portfolio and are proactively managing our credit exposures.

The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	September 30 2007	December 31 2006	September 30 2006

Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$1,070	$1,198	$830
Commercial	544	4,215	2,111
Multifamily	1,250	792	-
Construction and land	10,699	2,056	1,164
Commercial business	5,713	4,498	4,736
Agricultural business, including secured by farmland	512	703	1,310
Consumer	-	1	2

	19,788	13,463	10,153
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	54	593	234
Commercial	-	-	383
Multifamily	-	-	-
Construction and land	-	-	23
Commercial business	-	-	213
Agricultural business, including secured by farmland	-	-	-
Consumer	98	-	-

	132	593	853

Total non-performing loans	19,920	14,056	11,006
Real estate owned, held for sale, and other repossessed assets, net	3,294	918	1,352

Total non-performing assets at the end of the period	$23,214	$14,974	$12,358

Non-performing loans as a percentage of total net loans before allowance for loan losses at end of the period	0.55%	0.47%	0.38%
Non-performing assets as a percentage of total assets at end of the period	0.54%	0.43%	0.36%

Troubled debt restructuring at end of the period	$-	$-	$-

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

Our primary investing activity is the origination and purchase of loans. During the nine months ended September 30, 2007, we had loan originations, net of principal repayments and excluding acquisitions, of $452 million and purchased loans in the amount of $2.4 million. This activity was funded primarily by sales of loans and deposit growth. During the nine months ended September 30, 2007, we sold $313 million of loans and generated net deposit growth of $803 million, $330 million excluding acquisitions, while FHLB advances decreased $153 million and other borrowings decreased $26 million.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the nine months ended September 30, 2007, we used our sources of funds primarily to fund loan commitments, repay FHLB advances and other borrowings, and pay maturing savings certificates and deposit withdrawals. At September 30, 2007, we had outstanding loan commitments totaling $1.150 billion, including undisbursed loans in process totaling $1.109 billion. We generally maintain sufficient cash, marketable securities and readily available borrowing lines to meet short-term liquidity needs. We maintain a credit facility with the FHLB of Seattle, which provides for advances which, in aggregate, may equal the lesser of 35% of Banner Bank's assets or unencumbered qualifying collateral, which at September 30, 2007 would allow up to a total possible credit line of $672 million. As a result of changes in our asset mix, advances from the FHLB are more likely to be limited by available qualifying collateral than by the 35% of assets calculation. Advances under this credit facility totaled $25 million, or 1% of our assets, at September 30, 2007. Islanders Bank has a similar credit facility with the FHLB of Seattle, which provides for advances which at September 30, 2007 would allow up to a total credit line of $22.6, none of which was outstanding at that date. We also have in place borrowing lines with certain correspondent banks which in aggregate total $95 million, none of which was drawn upon as of September 30, 2007.

At September 30, 2007, certificates of deposit amounted to $1.825 billion, or 51% of our total deposits, including $1.597 billion which were scheduled to mature within one year. While no assurance can be given as to future periods, historically we have been able to retain a significant amount of customer deposits as they mature. We believe we have adequate resources to fund all loan commitments from customer deposits, FHLB advances, other borrowings, principal and interest payments and sale of mortgage loans, and that we can adjust the offering rates for savings certificates to retain deposits in changing interest rate environments.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. As of September 30, 2007, outstanding commitments consist of the following (in thousands):

Contract or Notional Amount

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$456,060
Revolving open-end lines secured by one- to four-family residential properties	93,309
Credit card lines	45,256
Other, primarily business and agricultural loans	520,778
Real estate secured by one- to four-family residential properties	22,561
Standby letters of credit and financial guarantees	12,416

Total	$1,150,380

Commitments to sell loans secured by one- to four-family residential properties	$22,561

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital. The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At September 30, 2007, Banner Corporation, Banner Bank and Islanders Bank exceeded all current regulatory capital requirements. However, events beyond our control, such as weak or depressed economic conditions in areas where we have most of our loans, could adversely affect future earnings and, consequently, our ability to meet our capital requirements. Further, rapid growth in our assets and liabilities could exceed growth in our retained earnings and necessitate other actions designed to augment our capital base. As a result, we regularly explore alternative financing arrangements that could provide additional regulatory capital to support future growth. See Item 1, "Business-

Regulation," and Note 18 of the Notes to the Consolidated Financial Statements included in Banner Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC for additional information regarding our regulatory capital requirements.

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2007, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as "well-capitalized" under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2007:
Banner Corporation-consolidated
Total capital to risk-weighted assets	$452,667	11.97%	$302,554	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	408,905	10.81	151,277	4.00	N/A	N/A
Tier 1 leverage capital to average assets	408,905	9.82	166,538	4.00	N/A	N/A

Banner Bank
Total capital to risk-weighted assets	392,153	10.81	290,325	8.00	$362,906	10.00%
Tier 1 capital to risk-weighted assets	349,383	9.63	145,162	4.00	217,744	6.00
Tier 1 leverage capital to average assets	349,383	8.73	160,158	4.00	200,197	5.00

Islanders Bank
Total capital to risk-weighted assets	20,047	16.57	9,679	8.00	$12,099	10.00%
Tier 1 capital to risk-weighted assets	18,605	15.38	4,840	4.00	7,259	6.00
Tier 1 leverage capital to average assets	18,605	12.08	6,161	4.00	7,701	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although the significant amount of variable-rate loans in our portfolio tends to mitigate this maturity mismatch. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us. An exception to this generalization in past periods has been the beneficial effect of interest rate floors on many of our floating rate loans, which helped maintain higher loan yields despite declining levels of market interest rates. An additional exception to the generalization has been the beneficial effect of lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products in rising market interest rate environments. This beneficial effect was particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to our expanded net interest margin during 2005 and 2006. However, for recent quarters this lag effect has had a negative impact on our net interest margin as deposit costs have continued to increase while loan yields have generally stabilized following the Federal Reserve's decision to stop increasing short-term interest rates in June 2006. Moreover, this lag effect may have a near-term detrimental impact on our net interest margin following the Federal Reserve's more recent decisions to reduce short-term interest rates.

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

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2007, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in

Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value

	(dollars in thousands)
+300	$9,001	5.5%	$(50,204)	(10.6)%
+200	6,295	3.8	(29,334)	(6.2)
+100	3,330	2.0	(9,941)	(2.1)
0	0	0	0	0
-100	(2,966)	(1.8)	3,872	0.8
-200	(5,889)	(3.6)	(21,196)	(4.5)
-300	(6,584)	(4.0)	(52,206)	(11.1)

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2007. The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown. At September 30, 2007, total interest-bearing liabilities maturing or repricing within one year were greater than total interest-earning assets maturing or repricing in the same time period by $16.4 million, representing a one-year cumulative gap to total assets ratio of (0.38%).

Interest Sensitivity Gap as of September 30, 2007

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$786,458	$14,452	$32,281	$3,171	$240	$-	$836,602
Fixed-rate mortgage loans	85,806	80,119	175,737	102,660	122,862	44,944	612,128
Adjustable-rate mortgage loans	449,905	162,335	454,494	164,573	5,347	97	1,236,751
Fixed-rate mortgage-backed securities	5,602	5,245	17,814	13,606	23,560	10,050	75,877
Adjustable-rate mortgage-backed securities	1,621	1,532	5,323	5,593	12,850	-	26,919
Fixed-rate commercial/agricultural loans	45,029	38,784	92,798	32,116	17,125	89	225,941
Adjustable-rate commercial/agricultural loans	467,143	12,793	32,775	26,178	2,125	18	541,032
Consumer and other loans	79,272	11,842	28,436	38,975	15,684	1,015	175,224
Investment securities and interest-earning deposits	102,302	125	17,711	8,041	15,194	58,660	202,033

Total rate sensitive assets	2,023,138	327,227	857,369	394,913	214,987	114,873	3,932,507

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	246,934	140,158	327,036	327,036	-	-	1,041,164
Money market deposit accounts	129,034	77,420	51,614	-	-	-	258,068
Certificates of deposit	869,975	728,282	178,379	39,415	9,039	6	1,825,096
FHLB advances	24,739	-	-	-	-	-	24,739
Other borrowings	-	-	-	-	-	-	-
Junior subordinated debentures	72,168	-	-	25,774	25,774	-	123,716
Retail repurchase agreements	78,083	-	-	428	-	-	78,511

Total rate sensitive liabilities	1,420,933	945,860	557,029	392,653	34,813	6	3,351,294

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$602,205	$(618,633)	$300,340	$2,260	$180,174	$114,867	$581,213

Cumulative excess (deficiency) of interest-sensitive assets	$602,205	$(16,428)	$283,912	$286,172	$466,346	$581,213	$581,213

Cumulative ratio of interest-earning assets to interest-bearing liabilities	142.38%	99.31%	109.71%	108.63%	113.92%	117.34%	117.34%

Interest sensitivity gap to total assets	14.00%	(14.39)%	6.98%	0.05%	4.19%	2.67%	13.52%

Ratio of cumulative gap to total assets	14.00%	(0.38)%	6.60%	6.65%	10.84%	13.52%	13.52%

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

(2) Adjustable- and variable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although regular savings, NOW and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one year cumulative gap of interest-sensitive assets would have been negative $722.1 million, or (16.79%) of total assets. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2007 and 2006" of this report on Form 10-Q.

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

          (a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          (b) Changes in Internal Controls: In the quarter ended September 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, we did not sell any securities that were not registered under the Securities Act of 1933.

The table below represents our purchases of equity securities during the quarter covered by this report.

		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan (1)

Period

Beginning	Ending

July 1, 2007	July 31, 2007	-	$-	-	100,000
August 1, 2007	August 31, 2007	-	$-	-	100,000
September 1, 2007	September 30, 2007	-	$-	-	100,000

Total		-	$-	-

(1)	No shares were purchased during the period.

(2)

On July 26, 2007, the Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock over the next twelve months. As of September 30, 2007, no shares had been purchased under this program or the prior program which expired July 25, 2007.

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

Banner Corporation

November 9, 2007	/s/ D. Michael Jones

D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2007	/s/ Lloyd W. Baker

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

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 9, 2007	/s/ D. Michael Jones

D. Michael Jones
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 9, 2007	/s/ Lloyd W. Baker

Lloyd W. Baker
Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, that:

• the Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

• the information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

November 9, 2007	/s/ D. Michael Jones

D. Michael Jones
Chief Executive Officer

November 9, 2007	/s/ Lloyd W. Baker

Lloyd W. Baker
Chief Financial Officer