Form 10-K
period 2007-12-31
BANNER CORP
filed 2008-03-14
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington				91-1691604
(State or other jurisdiction of incorporation				(I.R.S. Employer
or organization)				Identification Number)

10 South First Avenue, Walla Walla, Washington 99362
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (509) 527-3636

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share				The Nasdaq Stock Market LLC
(Title of Each Class)				(Name of Each Exchange on Which Registered)
Securities registered pursuant to section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act				Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act				Yes	No	X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes	No	X

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on the Nasdaq Stock Market on June 30, 2007, was:

Common Stock - $534,077,353

(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

The number of shares outstanding of the registrant’s classes of common stock as of February 29, 2008:
Common Stock, $.01 par value – 16,041,875 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 22, 2008 are incorporated by reference into Part III.

Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-K contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans and in real estate values in our market areas; fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgements; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries.

PART 1

Item 1 – Business
General

Banner Corporation (BANR or the Company) is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2007, its 81 branch offices and 12 loan production offices located in 28 counties in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the FDIC.  As of December 31, 2007, we had total consolidated assets of $4.5 billion, total deposits of $3.6 billion and total stockholders’ equity of $438 million.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, repurchase agreements and junior subordinated debentures issued in connection with the sale of trust preferred securities.  Our net income is also significantly affected by provisions for loan losses and the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans, as well as our non-interest operating expenses and income tax provisions.  For 2007, our net income was also significantly impacted by a substantial net change in the value of financial instruments carried at fair value.  Our net income for the year ended December 31, 2007 was $36.9 million, or $2.49 per share, on a fully diluted basis, and included $11.6 million ($7.4 million after tax) of net gains as a result of changes in the valuation of financial instruments carried at fair value in accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 159 and SFAS No. 157.  Our net income for the year ended December 31, 2006, as restated, was $31.5 million, or $2.58 per share on a fully diluted basis, which included a $5.5 million insurance settlement.  The net amount of the settlement after costs contributed approximately $3.4 million, or $0.28 per share, to earnings for the year ended December 31, 2006.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information about our financial performance and critical accounting policies.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas.  Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands.  Our primary business is that of traditional financial institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon and Idaho.  Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans.  Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans.  A portion of Banner Bank’s construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon.

Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest:  the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets.  As a result of our aggressive franchise expansion, we have added 18 new branches through acquisition, opened 21 new branches and relocated eight others in the last three years.  In 2007, we completed the acquisitions of three smaller commercial banks in the State of Washington.  These acquisitions increased our presence within desirable marketplaces and allow us to better serve existing and future customers.  Our branch expansion has been a significant element in our strategy to grow loans, deposits and customer relationships.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds.  We now have reached our goal in terms of the number of branches required to generate deposit growth sufficient to fund our expected loan growth and produce significant fee generating opportunities.  As a result, we plan to open only three additional branches in 2008, a normal level of growth for a bank of our size.

Recent Developments

On May 1, 2007, we completed the acquisition of F&M Bank (F&M) Spokane, Washington, in a stock and cash transaction valued at approximately $98.3 million, with $19.4 million of cash and 1,773,402 shares of Banner Corporation common stock, for 100% of the outstanding common shares of F&M.  F&M was merged into Banner Bank and the results of its operations are included in those of Banner Bank starting in the quarter ended June 30, 2007.  The purchase of F&M allowed us to immediately expand Banner Bank’s franchise in the Spokane, Washington area, the fourth largest metropolitan market in the Pacific Northwest, by the addition of 13 branches and one loan office.

On May 1, 2007, we also completed the acquisition of San Juan Financial Holding Company (SJFHC), the parent company of Islanders Bank, Friday Harbor, Washington, in a stock and cash transaction valued at approximately $41.6 million, with $6.2 million of cash and 819,209 shares of Banner Corporation common stock, for 100% of the outstanding common shares of SJFHC.  SJFHC was merged into Banner Corporation and Islanders Bank has continued to operate as a separate subsidiary of Banner Corporation.  The results of its operations are included in Banner’s consolidated operations beginning in the quarter ended June 30, 2007.  The acquisition of Islanders Bank, with its three branches located in the San Juan Islands, added to our presence in the North Puget Sound region.

On October 10, 2007, we completed the acquisition of NCW Community Bank (NCW), Wenatchee, Washington, in a transaction valued at approximately $18.5 million, with $6.5 million of cash and 339,860 shares of Banner Corporation common stock being exchanged for all of the outstanding common shares and stock options of NCW.  NCW operated one branch in Wenatchee, Washington and had another branch under construction in East Wenatchee.  NCW merged into Banner Bank in connection with this transaction during the fourth quarter of 2007.  The merger added to Banner’s customer base and market share in the North Central Washington area and allowed for the consolidation of the two banks’ branch locations and staffs.

See Note 5 of the Notes to the Consolidated Financial Statements contained in Item 8 for more detailed information with respect to our acquisitions.

Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, and Islanders Bank.  We offer a wide range of loan products to meet the demands of our customers.  We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a significant percentage of assets in the loan portfolio with more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans.  As part of this effort, we have developed a variety of floating or adjustable interest rate products that correlate more closely with our cost of funds.  However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years.  The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

While we offer a wide range of loan products, we do not now and have not previously engaged in any sub-prime lending.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties.  In response to strong housing markets, construction and land loan growth has been particularly significant over the past three years, although our origination of new construction and land loans did slow appreciably during the second half of 2007 as market conditions became much less favorable.  At December 31, 2007, construction and land loans represent nearly one third of our loan portfolio.  Our lending activities have also included the origination of multifamily and commercial real estate loans.  Commercial lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  We have also recently increased our emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small.  While continuing our commitment to construction and residential lending, we expect commercial lending (including commercial real estate, commercial business and agricultural lending) and consumer lending to become increasingly important activities for us.

At December 31, 2007, our net loan portfolio totaled $3.76 billion.  For additional information concerning our loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2007 and 2006—Loans/Lending.”  See also Table 5 contained therein, which sets forth the composition of our loan portfolio, and Tables 6 and 6(a), which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending:  At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the Northwest communities where we have offices.  Banner Bank’s mortgage lending subsidiary, CFC, provides residential lending primarily in the greater Portland and Pasco (Tri Cities), Washington market areas.  As noted above, we have not engaged in any sub-prime lending and we have not experienced a material increase in delinquencies on our residential loans despite clearly weakening housing market conditions.  At December 31, 2007, $464 million, or 12.2% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

We offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions, primarily with the intent of selling these loans into the secondary market.  Fixed rate loans generally are offered on a fully amortizing basis for terms ranging from 15 to 30 years at interest rates and fees that reflect current secondary market pricing.  Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%.  These ARM products most frequently adjust based upon the average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin or spread above the index.  Generally, ARM loans held in our portfolio do not allow for interest-only payments nor negative amortization of principal and carry no prepayment restrictions.  The retention of ARM loans in our loan portfolio can help reduce our exposure to changes in interest rates.  However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  In recent years, borrower demand for ARM loans has been limited and we have chosen not to aggressively pursue ARM loans by offering minimally profitable deeply discounted teaser rates or higher interest-only option ARM products.  As a result, ARM loans have represented only a small portion of loans originated during this period and of our portfolio.

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Corporation (Fannie Mae or FNMA).  Government insured loans are generally underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA).  In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower.  Generally, we lend up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs.  We usually require private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%.

Through our mortgage banking activities, we sell residential loans on either a servicing-retained or servicing-released basis.  The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions.  During the past three years, we have sold a significant portion of our conventional residential mortgage originations and nearly all of our government insured loans into the secondary market.

Construction and Land Lending:  We invest a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers.  To a lesser extent, we also originate construction loans for commercial and multifamily real estate.  Residential construction and land development lending is a core competency of Banner Bank and the primary focus of its subsidiary, CFC.  Our largest concentration of construction and development loans is in the Portland/Vancouver market area.  We also have a significant amount of construction loans for properties in the Puget Sound region and to a much smaller extent in the greater Boise and certain eastern Washington and eastern Oregon markets.  At December 31, 2007, construction and land loans totaled $1.221 billion (including $498 million of land or land development loans and $109 million of commercial and multifamily real estate construction loans), or 32% of total loans of the Company.

Construction and land lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than are usually available on other types of lending.  Construction and land lending, however, are generally considered to involve a higher degree of risk than other lending opportunities because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects.  Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan is dependent on the builder’s ability to sell the property before the construction loan is due.  We address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.

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

We regularly monitor the construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and decrease this type of lending if we perceive unfavorable market conditions.  Although certainly better than other parts of the country, housing markets in most areas of the Pacific Northwest have clearly weakened over the past six to twelve months and our origination of new construction loans has declined.  We believe that the underwriting policies and internal monitoring systems we have in place mitigate many of the risks inherent in construction and land lending; however, current slower housing market conditions have resulted in an increase of delinquencies in our construction and land loan portfolios.   While construction and land loans represent 32% of our portfolio and approximately 80% of our non-performing assets, they are significantly diversified with respect to geography and sub-markets, price ranges and borrowers.  The vast majority of these loans are performing as agreed and we are experiencing continuing loan payoffs and portfolio turnover.

Commercial and Multifamily Real Estate Lending:  We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects.  At December 31, 2007, our  loan portfolio included $166 million in multifamily and $883 million in commercial real estate loans which together comprised 28% of our total loans.  Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, riskier than one- to four-family residential mortgage loans.  Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In all multifamily and commercial real estate lending, we consider the location, marketability and overall attractiveness of the properties.  Our current underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount.  In the approval process we assess the borrowers’ willingness and ability to repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Most multifamily and commercial real estate loans originated in the past five years are linked to various U.S. Treasury indices, certain prime rates or other market rate indices.  Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type or location.

Commercial Business Lending:  We are active in small- to medium-sized business lending, including the origination of loans guaranteed by the Small Business Administration (SBA), and are engaged to a lesser extent in agricultural lending primarily by providing crop production loans.  Our officers devote a great deal of effort to developing customer relationships and the ability to serve these types of borrowers.  Management believes that many larger banks have neglected these lending markets, which has contributed to our success.  While strengthening our commitment to small business lending, in recent years we have added experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range.  Management has leveraged the past success of these officers with local decision making ability to continue to expand this market niche.  In addition to providing earning assets, this type of lending has helped us increase our deposit base.  Expanding commercial lending and related commercial banking services is currently an area of significant focus by us and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations.

Commercial business loans may entail greater risk than other types of loans.  Commercial business loans may be unsecured or secured by special purpose or rapidly depreciating assets, such as equipment, inventory and receivables, which may not provide an adequate source of repayment on defaulted loans.  In addition, commercial business loans are dependent on the borrower’s continuing financial strength and management ability, as well as market conditions for various products, services and commodities.  For these reasons, commercial business loans generally provide higher yields than many other types of loans but also require more administrative and management attention.  Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

We underwrite our commercial business loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value.  We seek to structure these loans so that they have more than one source of repayment.  The borrower is required to provide us with sufficient information to allow us to make a lending determination.  In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and information about the collateral.  Loans to closely held businesses typically require personal guarantees by the principals.  Our commercial loan portfolio is geographically dispersed across the market areas serviced by our branch network and there are no significant concentrations by industry or products.

Our commercial business loans may be structured as term loans or as lines of credit.  Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less.  Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year.  Adjustable- or floating-rate loans are generally tied to various prime rate and London Inter-Bank Offering Rate or LIBOR indices.  At December 31, 2007, commercial loans totaled $696 million, or 18% of our total loans.

Agricultural Lending:  Agriculture is a major industry in many parts of our service areas.  While agricultural loans are not a large part of our portfolio, we intend to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile.  At December 31, 2007, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $186 million, or 5% of our loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses.  These loans generally are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof.  In the case of crops, consideration is given to projected yields and prices from each commodity.  The interest rate is normally floating based on the prime rate as published in The Wall Street Journal, plus a negotiated margin.  Because these loans are made to finance a farm or ranch’s annual operations, they are written on a one-year review and renewable basis.  The renewal is dependent upon the prior year’s performance and the forthcoming year’s projections as well as the overall financial strength of the borrower.  We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates.  To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

In underwriting agricultural operating loans, we consider the cash flow of the borrower based upon the expected operating results as well as the value of collateral used to secure the loans.  Collateral generally consists of cash crops produced by the farm, such as milk, grains, fruit, grass seed, peas, sugar beets, mint, onions, potatoes, corn and alfalfa or livestock.  In addition to considering cash flow and obtaining a blanket security interest in the farm’s cash crop, we may also collateralize an operating loan with the farm’s operating equipment, breeding stock, real estate and federal agricultural program payments to the borrower.

We also originate loans to finance the purchase of farm equipment.  Loans to purchase farm equipment are made for terms of up to seven years.  On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market areas, although generally only to service the needs of our existing customers.  Loans are written in amounts up to 50% to 75% of the tax assessed or appraised value of the property at terms ranging from five to 20 years.  These loans have interest rates that generally adjust at least every five years based typically upon a U.S. Treasury index plus a negotiated margin.  Fixed-rate loans are granted on terms generally not to exceed five years.  In originating agricultural real estate loans, we consider the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower’s past performance with us and/or the market area.  These loans normally are not made to start-up businesses but are generally reserved for existing customers with substantial equity and a proven history.

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

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts.  While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received renewed emphasis in recent years and management anticipates increased activity in future periods.  Part of this emphasis has been the reintroduction of a Banner Bank-funded credit card program which we began marketing in the fourth quarter of 2005.  Similar to other consumer loan programs, we primarily focus this credit card program on our existing customer base to add to the depth of our customer relationships. As a result of increased marketing efforts, an improved retail delivery network and strong borrower demand, as well as the three bank acquisitions, our consumer loans increased significantly in the past year.  At December 31, 2007, we had $193 million, or 5% of our loans receivable, in consumer related loans, an increase of $75 million or 64% from December 31, 2006.

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

Loan Solicitation and Processing:  We originate real estate loans in our market areas by direct solicitation of real estate brokers, builders, depositors, walk-in customers amd visitors to our internet website.  Loan applications are taken by our loan officers and are processed in branch or regional locations.  Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations.

Our commercial loan officers solicit commercial and agricultural business loans through call programs focused on local businesses and farmers.  While commercial loan officers are delegated reasonable commitment authority based upon their qualifications, credit decisions on significant commercial and agricultural loans are made by senior loan officers or in certain instances by the Board of Directors of Banner Bank, Islanders Bank or Banner Corporation.

We originate consumer loans through various marketing efforts directed primarily toward our existing deposit and loan customers.  Consumer loan applications may be processed at branch locations or by administrative personnel at our main office.

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  For the years ended December 31, 2007, 2006 and 2005, we originated loans, net of repayments, of $607 million, $921 million and $722 million, respectively.   The decline in originations, net of repayments, in the current year is primarily the result of a decrease in the production of new construction and land loans.

In recent years, we generally have sold most of our newly originated one- to four-family residential mortgage loans and a portion of our SBA guaranteed loans to secondary market purchasers as part of our interest rate risk management strategy.  Proceeds from sales of loans for the years ended December 31, 2007, 2006 and 2005, totaled $393 million, $442 million and $397 million, respectively.  Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity.  We sell loans on both a servicing-retained and a servicing-released basis.  All loans are sold without recourse.  See “Loan Servicing.”  At December 31, 2007, we had $4.6 million in loans held for sale.

We periodically purchase whole loans and loan participation interests primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities.  Any such purchases are made consistent with our underwriting standards; however, the loans may be located outside of our normal lending area.  During the years ended December 31, 2007, 2006 and 2005, we purchased $23 million, $45 million and $23 million, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans.  At December 31, 2007, we were servicing $362 million of loans for others.  Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance.  In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets.  At December 31, 2007, we held $3.1 million in escrow for our portfolio of loans serviced for others.  The loan servicing portfolio at December 31, 2007 was composed of $178 million of Freddie Mac residential mortgage loans, $52 million of Fannie Mae residential mortgage loans and $132 million of both residential and non-residential mortgage loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington and Oregon.  For the year ended December 31, 2007, $1.8 million of loan servicing fees, net of $758,000 of servicing rights amortization, was recognized in operations.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis.  The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2007, 2006 and 2005, we capitalized $781,000, $1.6 million, and $502,000, respectively, of MSRs relating to loans sold with servicing retained.  No MSRs were purchased in those periods. Amortization of MSRs for the years ended December 31, 2007, 2006 and 2005, was $758,000, $518,000, and $507,000, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates.  At December 31, 2007, MSRs were carried at a value of $2.8 million, net of amortization.

Asset Quality

Classified Assets:  State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified assets or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to Banner Bank’s Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.

For additional information with respect to asset quality and non-performing loans, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2007 and 2006—Asset Quality,” and Table 10 contained therein.

Allowance for Loan Losses: In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At December 31, 2007, we had an allowance for loan losses of $46 million, which represented 1.20% of net loans and 108% of non-performing loans compared to 1.20% and 253%, respectively, at December 31, 2006.  For additional information concerning our allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006—Provision and Allowance for Loan Losses,” and Tables 11 and 12 contained therein.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities.  Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions.  Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk.  Our policies generally limit investments to U.S. Government and government agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities.  Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher, as well as collateralized mortgage obligations (CMOs).  A high credit rating indicates only that the rating agency believes there is a low risk of loss or default.  To the best of our knowledge, we do not have any investments in mortgage-backed securities, collateralized debt obligations or structured investment vehicles that have a meaningful exposure to sub-prime mortgages.  However, all of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earning performance and/or market value.

At December 31, 2007, our consolidated investment portfolio totaled $256 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds, corporate debt obligations, and stock of Fannie Mae and Freddie Mac.  From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities.  During the year ended December 31, 2007, investments and securities decreased by $18 million.  (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation; Recent Developments and Significant Events.”)  During the year ended December 31, 2007, holdings of mortgage-backed securities decreased $50 million to $100 million, U.S. Treasury and agency obligations increased $3 million to $30 million, corporate and other securities increased $23 million to $72 million, and municipal bonds decreased $7 million to $54 million.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2007 and 2006—Investments,” and Tables 1, 2, 3 and 4 contained therein.

Off-Balance-Sheet Derivatives: Derivatives include “off-balance-sheet” financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  We generally have not invested in “off-balance-sheet” derivative instruments, although investment policies authorize such investments.  However, through our acquisition of F&M we became a party to approximately $23.0 million ($20.4 million as of December 31, 2007) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed-rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.   Also, as a part of mortgage banking activities, we issue “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans.  While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with SFAS No. 133, as amended.  Accordingly, on December 31, 2007, we recorded an asset of $8,000 and a liability of $8,000, representing the estimated market value of those commitments.  On December 31, 2007, we had no other investment related off-balance-sheet derivatives.

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

We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances, and we have enjoyed strong deposit growth in recent years.  In addition, our electronic banking activities including debit card and automated teller machine (ATM) programs, online Internet banking services and, most recently, customer remote deposit capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances.  Growing deposits is a fundamental element of our core business strategies.

Deposit Accounts:  We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns.  At December 31, 2007, we had $3.6 billion of deposits, including $1.8 billion of transaction and savings accounts and $1.8 billion in time deposits.  For additional information concerning our deposit accounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2007 and 2006—Deposit Accounts.”  See also Table 7 contained therein, which sets forth the balances of deposits in the various types of accounts offered by us, and Table 8, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2007.

Borrowings:  While deposits are the primary source of funds for our lending and investment activities and for its general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position.  The FHLB-Seattle serves as our primary borrowing source.  The FHLB-Seattle provides credit for member financial institutions such as Banner Bank and Islanders Bank.  As members, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met.  Limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  At December 31, 2007, we had $167 million of combined borrowings from the FHLB-Seattle at a weighted average rate of 4.20%.  At that date, Banner Bank had been authorized by the FHLB-Seattle to borrow up to $781 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $23 million under a similar agreement.  The Banks also have access to additional short-term funds through $115 million in commercial bank credit lines.  At December 31, 2007, there was no outstanding balance on these commercial banking credit lines.  For additional information concerning our borrowings from the FHLB-Seattle, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2007 and 2006—Borrowings,” Table 9 contained therein, and Note 15 of the Notes to the Consolidated Financial Statements.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers.  At December 31, 2007, we had issued retail repurchase agreements totaling $92 million, with a weighted average interest rate of 3.34%, which were secured by a pledge of certain mortgage-backed securities with a market value of $96 million.

We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers.  However, we did not have any wholesale repurchase borrowings at December 31, 2007.  In these instances, the broker holds our investment securities while we continue to receive the principal and interest payments from the securities.

In addition to our borrowings, we have also issued $120 million of trust preferred securities (TPS).  The TPS were issued in 2002, 2003, 2004, 2005, 2006 and 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles.  The junior subordinated debentures associated with the TPS have been recorded as liabilities on our Consolidated Statements of Financial Condition; however, at December 31, 2007, all of the TPS qualify as Tier 1 capital for regulatory capital purposes.  We have invested a significant portion of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank.  For additional information about deposits and other sources of funds, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes 14, 15 and 16 of the Notes to the Consolidated Financial Statements contained in Item 8.

Personnel

As of December 31, 2007, we had 1,092 full-time and 86 part-time employees.  Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank.  The employees are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Taxation

Federal Taxation

General:  For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis.  We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Reference is made to Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information concerning the income taxes payable by us.

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

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank.  None of the limited circumstances requiring recapture are contemplated by us.  The amount of our tax bad debt reserves subject to recapture in these circumstances was approximately $5.3 million at December 31, 2007.  As a result of the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to such tax.  Our B&O tax expense was $2.0 million, $1.5 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax.  Our operations in those states resulted in corporate income taxes of approximately $740,000, $587,000 and $98,000 (net of federal tax benefit) for the years ended December 31, 2007, 2006 and 2005, respectively.  For 2005, corporate income taxes for Oregon were reduced approximately $51,000 due to a one-time biannual state credit that is not guaranteed to be repeated.  In addition, for 2005 our Oregon and Idaho taxes also decreased as a result of the overall decrease in pre-tax book income due to balance-sheet restructuring transactions.  As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

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

Competition

We encounter significant competition both in attracting deposits and in originating loans.  Our most direct competition for deposits comes from other commercial and savings banks, savings associations and credit unions with offices in our market areas.  We also experience competition from securities firms, insurance companies, money market and mutual funds, and other investment vehicles.  We expect continued strong competition from such financial institutions and investment vehicles in the foreseeable future, including increasing competition from on-line Internet banking competitors.  Our ability to attract and retain deposits depends on our ability to provide transaction services and investment opportunities that satisfy the requirements of depositors.  We compete for deposits by offering a variety of accounts and financial services, including robust electronic banking capabilities, with competitive rates and terms, at convenient locations and business hours, and delivered with a high level of personal service and expertise.

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

Regulation

Banner Bank and Islanders Bank

General:  As state-chartered, federally insured commercial banks, Banner Bank and Islanders Bank (the Banks) are subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards.  The Banks are regularly examined by the FDIC and state banking regulators and file periodic reports concerning their activities and financial condition with the regulators.  The Banks’ relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of mortgage and other loan documents.

Federal and state banking laws and regulations govern all areas of the operation of the Banks, including reserves, loans, investments, deposits, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice.  The respective primary federal regulators of Banner Corporation, Banner Bank and Islanders Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

State Regulation and Supervision:  As a Washington state-chartered commercial bank with branches in the States of Washington, Oregon and Idaho, Banner Bank is subject to the applicable provisions of Washington, Oregon and Idaho law and regulations.  State law and regulations govern Banner Bank’s ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  In a similar fashion, Washington State laws and regulations apply to Islanders Bank.

Deposit Insurance:  The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions.  As insurer of the Banks’ deposits, the FDIC has examination, supervisory and enforcement authority over Banner Bank and Islanders Bank.

The deposits of the Banks are insured up to applicable limits by the Deposit Insurance Fund, or DIF, which is administered by the FDIC.  The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC.  It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the institution.  The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  Well-capitalized institutions (generally those with capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk, or “CAMELS,” composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate between five and seven basis points.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings and either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28, and 43 basis points, respectively.  Further, the FDIC issued one-time assessment credits that could be used to offset this new risk-based expense.  Banner Bank’s total credits were utilized against 2007 assessments and covered the majority of those assessments.  Banner Bank does not have any remaining credits to offset assessments in 2008.  Islanders Bank’s total credits covered all of its 2007 assessments and are expected to cover one additional quarter in 2008.  Absent those credits for most of 2008, even without any increases in the assessment rate, the Company’s earnings will be materially affected by the addition of FDIC expenses.

Insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the semi-annual period ended December 31, 2007, the Financing Corporation assessment equaled 1.14 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2007, the Banks incurred $398,000 in FICO assessments.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of the deposit insurance of either Banner Bank or Islanders Bank.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by either Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2007, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

Capital Requirements: Federally insured financial institutions, such as Banner Bank and Islanders Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier 2) capital.  Tier 1 capital generally includes common stockholders’ equity and qualifying noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may in included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios.  The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.  At December 31, 2007, Banner Bank and Islanders Bank had Tier 1 leverage capital ratios of 8.87% and 11.01%, respectively. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.  At December 31, 2007, Banner Bank and Islanders Bank had Tier 1 risk-based capital ratios of 9.30% and 12.57%, respectively, and total risk-based capital ratios of 10.44% and 13.59%, respectively.

The Washington Department of Financial Institutions requires that net worth equal at least 5% of total assets.  Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.  At December 31, 2007, Banner Bank had a net worth of 8.47% of total assets under this standard, while Islanders Bank had a similarly calculated net worth of 10.97%.

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

We believe that, under the current regulations, Banner Bank and Islanders Bank exceed their minimum capital requirements.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where they have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their capital requirements.  For additional information concerning Banner Bank’s and Islanders Bank’s capital, see Note 21 of the Notes to the Consolidated Financial Statements.

Standards for Safety and Soundness:  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.  We believe that at December 31, 2007, Banner Bank and Islanders Bank met all of the FDIC guidelines.

Activities and Investments of Insured State-Chartered Financial Institutions:  Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Federal Reserve System:  The Federal Reserve Board requires, under Regulation D, reserves on all depository institutions that maintain transaction accounts or nonpersonal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank.  Under Regulation D, at the end of 2007, an institution was required to establish reserves equal to 3% of the first $43.9 million of transaction accounts, of which the first $9.3 million was exempt, and 10% of the remainder.  Similarly, Islanders Bank was also required to establish reserves equal to 3% of the first $45.8 million of transaction accounts, of which the first $8.5 million was exempt, and 10% of the remainder.  Currently there is no reserve requirement on nonpersonal time deposits.  As of December 31, 2007, the Banks met their reserve requirements.

Affiliate Transactions:  Banner Corporation, Banner Bank and Islanders Bank are separate and distinct legal entities.  Various legal limitations restrict the Banks from lending or otherwise supplying funds to us (an “affiliate”), generally limiting such transactions with the affiliate to 10% of the Bank’s capital and surplus and limiting all such transactions to 20% of the Bank’s capital and surplus and requiring eligible collateral to secure a loan to an affiliate.  Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards that are substantially the same or at least as favorable to Banner Bank or Islanders Bank as those prevailing at the time for transactions with unaffiliated companies.

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

Community Reinvestment Act:  Banner Bank and Islanders Bank are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess a bank’s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s performance under the CRA must be considered in connection with a bank’s application to, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  Both Banner Bank and Islanders Bank received a “satisfactory” rating during their most recent examinations.

Dividends:  Dividends from Banner Bank and Islanders Bank constitute the major source of funds for dividends paid by us to our shareholders.  The amount of dividends payable by the Banks to us will depend upon their earnings and capital position, and is limited by federal and state laws, regulations and policies.  Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

Privacy Standards:  On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) was signed into law.  The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

Banner Bank and Islanders Bank are subject to FDIC regulations implementing the privacy protection provisions of the GLBA.  These regulations require the Banks to disclose their privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Banks to provide their customers with initial and annual notices that accurately reflect their privacy policies and practices.  In addition, the Banks are required to provide customers with the ability to “opt-out” of having the Banks share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Banks are subject to regulatory guidelines establishing standards for safeguarding customer information.  These regulations implement certain provisions of the GLBA.  The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities.  The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification:   In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was signed into law on October 26, 2001.  The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  The Bank Secrecy Act, Title III of the USA Patriot Act, takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.  Title III of the USA Patriot Act and the related FDIC regulations impose the following requirements with respect to financial institutions:

•	establishment of anti-money laundering programs;
•
establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time; establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;  and

•	prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.  Banner Bank’s and Islanders Bank’s policies and procedures have been updated to reflect the requirements of the USA Patriot Act.

Banner Corporation

General:  Banner Corporation, as sole shareholder of Banner Bank and Islanders Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  We are required to file quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

The Bank Holding Company Act:  Under the BHCA, we are supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.  We are required to file quarterly and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.  Banner Corporation and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between Banner Bank and affiliates are subject to numerous restrictions.  With some exceptions, Banner Corporation, and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Banner Corporation, or by its affiliates.

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

Interstate Banking and Branching:  The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state.  Nor may the Federal Reserve approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

Dividends:  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Banks, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.  The guidelines require that a company’s total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2007, Banner Corporation’s total risk-based capital was 11.72% of risk-weighted assets and its Tier 1 (core) capital was 10.58% of risk-weighted assets.

Stock Repurchases:  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve..  For information concerning our repurchase activities during the 2007 fiscal year and for the quarter ended December 31, 2007, see Item 5.

Management Personnel
Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2007.

Name	Age	Position with Banner Corporation	Position with Banner Bank

D. Michael Jones	65	President, Chief Executive Officer,	President, Chief Executive Officer,
		Director	Director

Lloyd W. Baker	59	Executive Vice President,	Executive Vice President,
		Chief Financial Officer	Chief Financial Officer

Michael K. Larsen	65		President,
			Mortgage Division

Cynthia D. Purcell	50		Executive Vice President,
			Bank Operations

Richard B. Barton	64		Executive Vice President,
			Chief Credit Officer

Paul E. Folz	53		Executive Vice President,
			Community Banking

Steven W. Rust	60		Executive Vice President,
			Chief Information Officer

Douglas M. Bennett	55		Executive Vice President,
			Real Estate Lending Operations

Tyrone J. Bliss	50		Executive Vice President,
			Risk Management and Compliance Officer

Gary W. Wagers	47		Executive Vice President
			Consumer Lending Administration

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

Michael K. Larsen joined First Savings Bank of Washington (now Banner Bank) in 1981 and has been Banner Bank’s senior real estate lending officer since 1982.  He serves as President of the Mortgage Division and as Chairman of the Board of Directors of Community Financial Corporation, a subsidiary of Banner Bank.

Cynthia D. Purcell was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981, and has served in her current position since 2000.

Richard B. Barton joined Banner Bank in 2002.  Mr. Barton’s banking career began in 1972 with Seafirst Bank and Bank of America, where he served in a variety of commercial lending and credit risk management positions.  In his last positions at Bank of America before joining Banner Bank, he served as the senior real estate risk management executive for the Pacific Northwest and as the credit risk management executive for the west coast home builder division.

Paul E. Folz joined Banner Bank in 2002.  Mr. Folz, who has 29 years of commercial lending experience, served in his last position before joining Banner Bank as Washington Mutual’s Senior Vice President for new market planning and development for the commercial banking division, where he spearheaded the expansion of business banking into new markets.  Prior to that position, he served from 1989 as Washington Mutual’s Senior Vice President in charge of commercial banking operations in the State of Oregon.

Steven W. Rust joined Banner Bank in October 2005.  Mr. Rust brings over 30 years of relevant industry experience to Banner Bank’s management team.  Prior to joining Banner Bank he was founder and president of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies.  He worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.

Douglas M. Bennett, who joined Banner Bank in 1974, has over 32 years of experience in real estate lending.  He has served as a member of Banner Bank’s executive management committee since 2004.

Tyrone J. Bliss joined Banner Bank in 2002.  Mr. Bliss is a Certified Regulatory Compliance Manager with more than 29 years of commercial banking experience.  Prior to joining Banner Bank, his career included senior risk management and compliance positions with Bank of America’s Consumer Finance Group, Barnett Banks, Inc., and Florida-based community banks.

Gary W. Wagers joined Banner Bank as Senior Vice President and Consumer Lending Administration in 2002 and was named to his current position in January 2008.  Mr. Wagers began his banking career in 1982 at Idaho First National Bank.  Prior to joining Banner Bank, his career included senior management positions in retail lending and branch banking operations with West One Bank and US Bank.

Corporate Information

Our principal executive offices are located at 10 South First Avenue, Walla Walla, Washington 99362.  Our telephone number is (509) 527-3636.  We maintain a website with the address www.bannerbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Item 1A – Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.  This report is qualified in its entirety by these risk factors.

The Maturity and Repricing Characteristics of Our Assets and Liabilities are Mismatched and Subject Us to Interest Rate Risk Which Could Adversely Affect Our Net Earnings and Economic Value.

Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve.  Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities.  Significant changes in market interest rates or errors or misjudgments in our interest rate risk management procedures could have a material adverse effect on our net earnings and economic value.  We currently believe that declining interest rates will adversely affect our near-term net earnings.

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

Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income and net market value of equity resulting from those movements under different rate environments.  We update and prepare our simulation modeling at least quarterly for review by senior management and our directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios.  Nonetheless, the interest rate sensitivity of our net interest income and net market value of our equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used and, as a result, our interest rate risk management strategies may prove to be inadequate.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risk and Asset/Liability Management” for additional information concerning interest rate risk.

Our Loan Portfolio Includes Loans with a Higher Risk of Loss.

We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, consumer loans, agricultural mortgage loans and agricultural loans as well as residential mortgage loans primarily within our market areas.  Generally, the types of loans other than the residential mortgage loans have a higher risk of loss than the residential mortgage loans.  We had approximately $3.3 billion outstanding in these types of higher risk loans at December 31, 2007, which is a significant increase since December 31, 2006.  These loans have greater credit risk than residential real estate for the following reasons and the reasons discussed under Item 1, “Business-Lending Activities”:

•
Construction and Land Loans.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  During the years ended December 31, 2006 and 2005, we significantly increased our origination of construction and land loans.  While new construction loan originations decreased by approximately 35% in 2007, we continue to have a significant investment in construction loan balances.

•
Commercial and Multifamily Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multifamily mortgage loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment.

•
Commercial Business Loans.  Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

•
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

•
Consumer Loans.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

For additional information, see Item I, “Business—Lending” and Item 7, “Management’s Discussion of Financial Condition and Results of Operations—Asset Quality.”

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

We May Face Risks with Respect to Our Recent Acquisitions and Future Expansion.

We have recently completed three acquisitions and may acquire other financial institutions or parts of those institutions in the future.  We also plan to continue to engage in additional de novo branch expansion.  We may also consider and enter into new lines of business or offer new products or services.  Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;
•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;
•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;
•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
•	entry into new markets where we lack experience;
•	the introduction of new products and services into our business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek.  There can be no assurance integration efforts for any future mergers or acquisitions will be successful.  Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders and to investors purchasing common stock.  There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our Company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

There Is No Assurance that the Change in the Mix of Our Assets and Liabilities Will Improve Our Operating Results.

In addition to lending and deposit gathering activities, we previously emphasized investments in government agency and mortgage-backed securities, funded with wholesale borrowings. This policy was designed to enhance profitability by allowing asset growth with low overhead expense, although securities generally have lower yields than loans, resulting in a lower interest rate spread and lower interest income.  In recent years, we have pursued a strategy to change the mix of our assets and liabilities to have proportionately more loans and fewer securities and more customer deposits, particularly transaction and savings deposits, and fewer borrowings.  Our implementation of this strategy has included significant loan and deposit growth and was accelerated by a series of balance-sheet restructuring transactions which we executed in the fourth quarter of 2005.  While the objective of this strategy, including the balance-sheet restructuring, is to improve our net interest income and net income in future periods through an enhanced net interest margin, there is no assurance that this strategy will succeed.  See Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” for additional information concerning implementation of this strategy.

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

If External Funds Were Not Available, This Could Adversely Impact Our Growth and Prospects.

We rely on deposits and advances from the FHLB of Seattle and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, we might not be able to replace such funds in the future if our financial condition or the financial condition of the FHLB of Seattle or market conditions were to change.  Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives.  There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or not available on reasonable terms, our growth and future prospects could be adversely affected.

Our Growth May Require Us to Raise Additional Capital in the Future, But That Capital May Not Be Available When It Is Needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future.  However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions.

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

Our Profitability Depends Significantly on Economic Conditions in the States of Washington, Oregon and Idaho.

Our success depends primarily on the general economic conditions of the States of Washington, Oregon and Idaho and the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in these three states.  The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.  Adverse economic conditions unique to these Northwest markets could have a material adverse effect on our financial condition and results of operations.  Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, increases in credit costs or other factors could impact these state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations.

During 2007, the housing market in the United States began to experience significant adverse trends, including accelerated price depreciation in some markets and rising delinquency and default rates.  As a result of these trends, we saw an increase in delinquency and default rates particularly on construction and land loans in our primary market areas.  These trends if they continue or worsen could cause further credit losses and loan loss provisioning and could adversely affect our earnings and financial condition

Strong Competition within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense.  We compete in our market areas with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.  Some of these competitors have substantially greater resources and lending limits than we do, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do.  Our profitability depends upon our continued ability to successfully compete in our market areas.  The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.  For additional information see Item 1, “Business-Competition.”

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

We Are Subject to Extensive Government Regulation and Supervision.

We are subject to extensive federal and state regulation and supervision, primarily through Banner Bank and Islanders Bank and certain non-bank subsidiaries.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.  See Item 1, “Business-Regulation.”

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

We Rely on Dividends from Subsidiaries for Most of Our Revenue.

Banner Corporation is a separate and distinct legal entity from its subsidiaries.  We receive substantially all of our revenue from dividends from our subsidiaries.  These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt.  Various federal and/or state laws and regulations limit the amount of dividends that Banner Bank, Islanders Bank and certain non-bank subsidiaries may pay to Banner Corporation.  Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event the Banks are unable to pay dividends to Banner Corporation, we may not be able to service debt, pay obligations or pay dividends on Banner Corporation’s common stock.  The inability to receive dividends from the Banks could have a material adverse effect on our business, financial condition and results of operations.  See Item 1, “Business-Regulation.”

If We Fail to Maintain an Effective System of Internal Control over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results or Prevent Fraud, and, as a Result, Investors and Depositors Could Lose Confidence in Our Financial Reporting, Which Could Adversely Affect Our Business, the Trading Price of Our Stock and Our Ability to Attract Additional Deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 (“Act”) and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act.  This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments.  If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington.  In total, as of December 31, 2007, we have 84 branch offices located in Washington, Oregon and Idaho.  Three of those 84 are Islanders Bank branches and 81 are Banner Bank branches.  Sixty-two branches are located in Washington, fourteen in Oregon and eight in Idaho.  Of those offices, approximately half are owned and the other half are leased facilities.  We also have twelve leased locations for loan production offices spread throughout the same three-state area.  The lease terms for our branch and loan production offices are not individually material.  Lease expirations range from one to 25 years.  Administrative support offices are primarily in Washington, where we have 11 facilities, of which we own four and lease seven.  Additionally we have one leased administrative support office in Idaho and two in Oregon.  In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3 – Legal Proceedings

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

Item 4 – Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BANR” and newspaper stock tables list us as “Banner Corp.”  Stockholders of record at December 31, 2007 totaled 1,367 based upon securities position listings furnished to us by our transfer agent.  This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.  The following tables show the reported high and low closing sale prices of our common stock for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31, 2007	High	Low	Cash Dividend Declared
First quarter	$45.06	$39.38	$0.19
Second quarter	41.68	34.06	0.19
Third quarter	36.39	28.37	0.19
Fourth quarter	35.83	27.38	0.20

Year Ended December 31, 2006
	High	Low	Cash Dividend Declared
First quarter	$35.16	$31.05	$0.18
Second quarter	39.62	33.50	0.18
Third quarter	41.80	37.59	0.18
Fourth quarter	46.63	39.58	0.19

Dividends

Dividend payments by us depend primarily on dividends we receive from Banner Bank and Islanders Bank.  Under federal regulations, the dollar amount of dividends the Banks may pay depends upon their capital position and recent net income.  Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations.  However, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  Under Washington law, we are prohibited from paying a dividend if, as a result of its payment, we would be unable to pay its debts as they become due in the normal course of business, or if our total liabilities would exceed our total assets.

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

Issuer Purchases of Equity Securities

The following table sets forth information for the three months ended December 31, 2007 with respect to repurchases of our outstanding common shares:
Period		Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
Beginning	Ending
October 1, 2007	October 31, 2007	--	--	--
November 1, 2007	November 30, 2007	57,800	28.68	--
December 1, 2007	December 31, 2007	357	30.38	--
Total		58,157	$45.737	--	750,000	(2)

(1)  Shares indicated as purchased during the periods presented include 357 shares acquired at current market values as consideration for the exercise of certain fully vested options.

(2)  On July 26, 2007, our Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock over the next twelve months.  As of December 31, 2007, the Company had repurchased 57,800 shares of stock under this program.

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

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Banner Corporation	100.00	138.36	175.37	179.81	260.26	172.45
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL $1B-$5B Bank Index	100.00	135.99	167.83	164.97	190.90	139.06
SNL NASDAQ Bank Index	100.00	129.08	147.94	143.43	161.02	126.42

*Assumes $100 invested in the Common Stock at the closing price per share and each index on December 31, 2002 and that all dividends were reinvested.  Information for the graph was provided by SNL Financial L. C. © 2008.

Item 6 – Selected Consolidated Financial and Other Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2007, 2006, 2005, 2004, and 2003 and for the years then ended have been derived from our audited consolidated financial statements.  Certain information for prior years has been restated in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108 which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  See Note 2 to the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:
	At December 31
(In thousands)	2007	2006	2005	2004	2003
		Restated	Restated	Restated	Restated

Total assets	$4,495,141	$3,495,566	$3,040,555	$2,897,067	$2,635,313
Loans receivable, net	3,763,790	2,930,455	2,408,833	2,063,238	1,700,865
Cash and securities (1)	354,809	347,410	427,681	649,516	779,472
Deposits	3,620,593	2,794,592	2,323,313	1,925,909	1,670,940
Borrowings	372,039	404,330	459,821	723,842	738,699
Stockholders’ equity	$437,846	$250,607	$220,857	$214,924	$202,087

Shares outstanding	16,266	12,314	12,082	11,857	11,473
Shares outstanding excluding unearned, restricted shares held in ESOP	16,026	12,074	11,782	11,482	11,039

OPERATING DATA:
	For the Years Ended December 31
(In thousands)	2007	2006	2005	2004	2003
		Restated	Restated	Restated	Restated

Interest income	$295,309	$243,019	$190,160	$156,230	$140,441
Interest expense	145,690	116,114	81,377	59,915	59,848
Net interest income before provision loan losses	149,619	126,905	108,783	96,315	80,593
Provision for loan losses	5,900	5,500	4,903	5,644	7,300
Net interest income	143,719	121,405	103,880	90,671	73,293

Mortgage banking operations	6,270	5,824	5,647	5,522	9,447
Gain (loss) on sale of securities	--	65	(7,302)	141	63
Increase in valuation of financial instruments carried at fair value	11,574	--	--	--	--
Other operating income	20,739	14,686	12,199	11,305	10,071
Insurance recovery, net proceeds	--	(5,350)	--	--	--
FHLB prepayment penalties	--	--	6,077	--	--
Other operating expenses	127,489	99,731	91,471	79,714	69,876

Income before provision for income taxes	54,813	47,599	16,876	27,925	22,998
Provision for income taxes	17,890	16,055	4,896	8,911	7,129

Net income	$36,923	$31,544	$11,980	$19,014	$15,869

PER SHARE DATA:
	At or for the Years Ended December 31
	2007	2006	2005	2004	2003
		Restated	Restated	Restated	Restated
Net income:
Basic	$2.53	$2.65	$1.04	$1.71	$1.47
Diluted	2.49	2.58	1.00	1.62	1.41
Book value per share (2)	27.32	20.76	18.74	18.72	18.31
Tangible book value per share (2)	18.73	17.75	15.67	15.53	15.00
Cash dividends	0.77	0.73	0.69	0.65	0.61
Dividend payout ratio (basic)	30.43%	27.55%	66.35%	38.01%	41.50%
Dividend payout ratio (diluted)	30.92%	28.29%	69.00%	40.12%	43.26%

(footnotes follow tables)

OTHER DATA:
	At December 31
	2007	2006	2005	2004	2003

Full time equivalent employees	1,139	898	856	778	705
Number of branches	84	58	57	49	42

KEY FINANCIAL RATIOS:
	At or For the Years Ended December 31
	2007	2006	2005	2004	2003
		Restated	Restated	Restated	Restated
Performance Ratios:
Return on average assets (3)	0.91%	0.96%	0.39%	0.69%	0.65%
Return on average equity (4)	10.07	13.29	5.43	9.10	8.11
Average equity to average assets	9.06	7.19	7.23	7.59	8.00
Interest rate spread (5)	3.85	3.97	3.72	3.65	3.47
Net interest margin (6)	3.99	4.08	3.79	3.71	3.53
Non-interest income to average assets	0.95	0.62	0.35	0.62	0.80
Non-interest expense to average assets	3.15	2.86	3.20	2.90	2.86
Efficiency ratio (7)	67.74	64.00	81.75	70.37	69.75
Average interest-earning assets to interest-bearing liabilities	103.52	102.81	102.66	102.92	102.31

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.20	1.20	1.27	1.41	1.51
Net charge-offs as a percent of average outstanding loans during the period	0.08	0.03	0.16	0.11	0.47
Non-performing assets as a percent of total assets	0.98	0.43	0.36	1.20	1.20
Ratio of allowance for loan losses to non-performing loans (8)	1.08	2.53	2.96	1.86	0.92

Consolidated Capital Ratios:
Total capital to risk-weighted assets	11.72	11.80	12.29	12.24	12.77
Tier 1 capital to risk-weighted assets	10.58	9.53	10.17	10.94	11.48
Tier 1 leverage capital to average assets	10.04	8.76	8.59	8.93	8.73

(1)	Includes securities available for sale and held to maturity.
(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.
(3)	Net income divided by average assets
(4)	Net income divided by average equity
(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.
(7)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).
(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2007, its 81 branch offices and 12 loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.   As of December 31, 2007, we had total consolidated assets of $4.5 billion, total loans of $3.8 billion, total deposits of $3.6 billion and total stockholders’ equity of $438 million.

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

Branch expansion has been a significant element in our strategy to grow loans, deposits and customer relationships.  Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest:  the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets.  As a result of our aggressive franchise expansion, we have added 18 new branches through acquisitions, opened 21 new branches and relocated eight others in the last three years.  In 2007 alone, we opened ten branches, relocated five others and closed three acquisitions.  In large part because of this expansion activity, we have experienced loan growth of $1.7 billion and deposit growth of $1.7 billion over the last three-year period.  The acquisitions and new branches have increased our presence within desirable markets and allow us to better serve existing and future customers.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds.  We now have reached our goal in terms of the number of branches required to generate deposit growth sufficient to fund our expected loan growth and produce significant fee generating opportunities.  As a result, we plan to open only three additional branches in 2008, a normal level of growth for a bank of our size.

We completed the acquisitions of F&M Bank and San Juan Financial Holding Company effective May 1, 2007, and NCW Community Bank effective October 10, 2007.  San Juan Financial Holding Company was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner Corporation.  F&M Bank and NCW Community Bank were merged into Banner Bank upon acquisition and now operate under the Banner Bank name.  The financial results for the year ended December 31, 2007 include the assets, liabilities and results of operations for all three of the acquired companies from their respective acquisition dates of May 1, 2007 and October 10, 2007.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased $22.7 million for the year ended December 31, 2007 to $149.6 million as compared to the prior year, primarily as a result of significant growth in interest-earning assets and interest-bearing liabilities, including growth resulting from the three acquisitions, and as a result of changes in the mix of both interest-earning assets and interest-bearing liabilities.

Our net income also is affected by provisions for loan losses and the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions.  The provision for loan losses was $5.9 million for the year ended December 31, 2007, an increase of $400,000 compared to the year ended December 1, 2006.  The increase in the provision for loan losses in the current year reflects an increase in delinquencies and non-performing loans, balanced against slower growth in the size of the loan portfolio, excluding the effects of the mergers, continuing changes in the loan mix and a modest level of net charge-offs.  Other operating income, excluding the fair value adjustments, increased by $6.5 million, or 32%, to $27.0 million for the year ended December 31, 2007 from $20.6 million for the year ended December 31, 2006, primarily as a result of increased deposit fees and other service charges reflecting in part the recent acquisitions.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding the gain on sale of securities and fair value adjustments, increased 20% to $176.6 million for the year ended December 31, 2007, compared to $147.4 million for the year ended December 31, 2006.  Other operating expenses increased $33.1 million to $127.5 million for the year ended December 31, 2007 from $94.4 million for 2006, an increase of 35% from a year earlier, largely reflecting our continued growth and the effect of our acquisitions.  Other operating expenses in the prior year were reduced by a $5.4 million (net of costs) insurance recovery.  Without the recovery, those expenses would have been $99.7 million for the year ended December 31, 2006.  Excluding the insurance recovery, recurring other operating expenses for the year ended December 31, 2007 would have increased by $27.8 million from $99.7 million in 2006, a 28% increase that was largely driven by the franchise expansion strategy, including the effect of the acquisitions.

Net income increased by $5.4 million to $36.9 million for the year ended December 31, 2007, while earnings from recurring operations (see following paragraph), exclusive of the change in valuation of financial instruments carried at fair value and the 2006 insurance recovery, increased by $1.4 million to $29.5 million, compared to $28.1 million for the year ended December 31, 2006.  The modest increase in earnings from recurring operations despite a much larger earning asset base primarily reflects a moderately narrower net interest margin and a higher level of operating expenses as a result of the new branches and integration activities associated with the acquisitions.

Earnings from recurring operations and other earnings information excluding the change in valuation of financial instruments carried at fair value and the insurance recovery represent non-GAAP (Generally Accepted Accounting Principles) financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide more useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.

We offer a wide range of loan products to meet the demands of our customers; however, we do not now and have not previously engaged in any sub-prime lending.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties.  Our lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  We have also recently increased our emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small.  While continuing our commitment to construction and residential lending, we expect commercial lending (including commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly important activities for us.

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

Critical Accounting Policies

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses and (iii) the valuation of financial assets and liabilities recorded at fair value, goodwill, mortgage servicing rights and real estate held for sale.  These policies and judgments, estimates and assumptions are described in greater detail below in Management’s Discussion and Analysis and in Note 1 of the Notes to the Consolidated Financial Statements.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.  There have been no significant changes in our application of accounting policies since December 31, 2006, except for the adoption of Statements of Financial Accounting Standards (SFAS) Nos. 157 and 159 discussed below.  For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements.

Adoption and Pending Adoption of Recent Accounting Pronouncements

Banner Corporation elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement.  We made this election to allow more flexibility with respect to the management of our investment securities, wholesale borrowings and interest rate risk position in future periods.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, we adopted FIN 48.  Currently, we are subject to U.S. federal income tax and income tax of the States of Idaho and Oregon.  The years 2004 through 2006 remain open to examination for federal income taxes and State income taxes.  As of January 1, 2007 and December 31, 2007, we believe we had insignificant unrecognized tax benefits or uncertain tax positions.  In addition, we have no material accrued interest or penalties as of January 1, 2007 or December 31, 2007.  It is our policy to record interest and penalties as a component of income tax expense.  The amount of interest and penalties for the year ended December 31, 2007 was immaterial.  The adoption of this accounting standard did not have a material impact on our Consolidated Financial Statements.

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

Comparison of Financial Condition at December 31, 2007 and 2006

General:  Total assets increased $1 billion, or 29%, from $3.496 billion at December 31, 2006, to $4.495 billion at December 31, 2007.  Recent acquisitions on May 1, 2007 and October 10, 2007 contributed $800 million in assets, while the remaining increase largely resulted from growth in the loan portfolio and was funded primarily by deposit growth.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $833 million, or 28%, from $2.931 billion at December 31, 2006, to $3.764 billion at December 31, 2007.  Internal loan growth was substantial and broad-based; however, the portfolio growth largely reflects the $596 million of loans acquired (as of the closing dates of May 1 and October 10, 2007) through the purchases of F&M, SJFHC and NCW.  Although internally generated production of new loans declined appreciably in the second half of 2007, we continue to maintain a significant investment in construction and land loans, reflecting a core competency of Banner Bank.  Including the effect of the acquisitions, loans to finance the construction of one- to four-family residential real estate increased by $43 million, or 8%, and land and development loans increased by $95 million, or 24%, since December 31, 2006.  In addition, and largely reflecting the acquisitions, loans to finance commercial real estate increased by $286 million, or 48%, while loans secured by multi-family real estate increased by $19 million, or 13%.  Loan growth also included commercial business loans, which increased by $229 million, or 49%, consumer loans, which increased by $75 million, or 64%, and loans to finance existing one- to four-family residential properties, which increased by $102 million, or 28%, at December 31, 2007 compared to December 31, 2006.  By contrast, at December 31, 2007 loans to finance commercial and multifamily construction decreased by $29 million, or 21%, from December 31, 2006.

Securities decreased $18 million, or 6%, from $274 million at December 31, 2006, to $256 million at December 31, 2007, as sales and repayments exceeded purchases and the $34 million added as a result of the acquisitions.  Effective January 1, 2007, we elected to reclassify all our securities available for sale to fair value following our adoption of SFAS No. 159.  At December 31, 2007, the amortized cost of our securities available for sale, which are carried at fair value, exceeded their fair value by $1.4 million.  Property and equipment increased by $40 million to $98 million at December 31, 2007, from $58 million at December 31, 2006.  The increase included additional site, construction and equipment costs associated with new facilities recently opened or in progress as part of our continuing branch expansion strategy, and $21 million added through recent acquisitions.  We also had an increase of $13 million in bank-owned life insurance, with nearly $2.0 million coming from the growth of cash surrender values on existing policies and the remainder as a result of the acquisitions.

Deposits increased $826 million, or 30%, from $2.795 billion at December 31, 2006, to $3.620 billion at December 31, 2007.  The acquisitions of F&M, SJFHC and NCW resulted in the addition of $560 million in total deposits as of the acquisition dates.  Non-interest-bearing deposits increased $152 million, or 46%, to $484 million, while interest-bearing deposits increased $674 million, or 27%, to $3.136 billion at December 31, 2007.  The aggregate total of transaction and savings accounts, including money market accounts, increased by $534 million, or 43%, to $1.772 billion, reflecting our focused efforts to grow these important core deposits, as well as the effects of the acquisitions.  Increasing core deposits is a key element of our expansion strategy, including the recent and planned additions and renovations of branch locations.  Reflecting internally generated growth and the effects of the acquisitions, transaction and savings accounts represent 49.0% of total deposits at December 31, 2007, compared to 44.3% a year earlier.  FHLB advances decreased $10 million from $177 million at December 31, 2006, to $167 million at December 31, 2007, while other borrowings decreased $11 million to $92 million at December 31, 2007.  The decrease in other borrowings reflects an increase of $15 million in retail repurchase agreements that are primarily related to customer cash management accounts, as well as a decrease of $26 million of repurchase agreement borrowings from securities dealers.  Junior subordinated debentures decreased by $10 million, primarily reflecting the cumulative fair value adjustments recorded subsequent to the adoption of SFAS 159, as recent changes in credit market conditions had a particularly significant impact on this type of securities.

During the year ended December 31, 2007, we increased our capital by issuing 995,590 new shares of Banner Corporation common stock at an average net price of $37.75 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  In addition, we issued a net 81,618 shares in connection with the exercise and forfeiture of vested stock options and grants, and 2,932,471 shares were issued in the acquisitions of F&M, SJFNC and NCW.  This stock issuance, combined with the changes in retained earnings as a result of operations and the effects of fair value accounting, net of quarterly dividend distributions, resulted in a $187.2 million increase in stockholders’ equity.

Investments: At December 31, 2007, our consolidated investment portfolio totaled $256 million and consisted principally of U.S. Government agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, corporate debt obligations, and Freddie Mac stock.  From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities.  During the year ended December 31, 2007, investment securities decreased by $18 million ($52 million excluding acquisitions) as we redeployed cash flow from securities to fund loan growth and pay down borrowings.  Holdings of mortgage-backed securities decreased $50 million and U.S. Treasury and agency obligations increased $3 million.  Ownership of corporate and other securities increased $23 million, largely as a result of the purchase of approximately $25 million of trust preferred securities issued by other financial institutions, while municipal bonds increased $7 million.

Mortgage-Backed Obligations:  At December 31, 2007, our mortgage-backed and mortgage-related securities totaled $100 million, or 39% of the consolidated investment portfolio.  Included within this amount were collateralized mortgage obligations (CMOs) with a net carrying value of $23 million.  The estimated fair value of the mortgage-backed and mortgage-related securities at December 31, 2007 was $100 million, which is $1 million less than the amortized cost of $101 million.  At December 31, 2007, our portfolio of mortgage-backed and mortgage-related securities had a weighted average coupon rate of 4.83%.  At that date, 71% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 29% pay at an adjustable-interest rate.  The estimated weighted average remaining life of the portfolio was 4.5 years.  We do not believe that any of our mortgage-backed obligations had a meaningful exposure to sub-prime mortgages.

Municipal Bonds:  Our tax-exempt municipal bond portfolio at December 31, 2007 totaled $50 million at estimated fair value ($50 million at amortized cost), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, our primary service area.  We also had taxable bonds in our municipal bond portfolio, which at December 31, 2007 totaled $5 million at estimated fair value ($5 million at amortized cost).  At December 31, 2007, general obligation bonds and revenue bonds had total estimated fair values of $38 million and $17 million, respectively.  Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers.  At December 31, 2007, our municipal bond portfolio had a weighted average maturity of approximately 10.7 years, an average coupon rate of 4.78% and an average taxable equivalent yield of 6.19%.  The largest principal balance of any security in the municipal portfolio was a general obligation bond issued by the Public Hospital District No. 1, Columbia and Walla Walla Counties, Washington, with an amortized cost of $5.4 million and a fair value of $5.4 million.

Corporate Bonds:  Our corporate bond portfolio, which totaled $65 million at fair value ($66 million at amortized cost) at December 31, 2007, was comprised principally of intermediate-term fixed-rate securities issued by a finance company and long-term fixed- and adjustable-rate capital securities issued by financial institutions.  At December 31, 2007, the portfolio had a weighted average maturity of 26.8 years and a weighted average coupon rate of 6.73%.

U.S. Government and Agency Obligations:  Our portfolio of U.S. Government and agency obligations had a fair value of $30 million ($30 million at amortized cost) at December 31, 2007, a weighted average maturity of 3.5 years and a weighted average coupon rate of 4.85%.  Most of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our consolidated portfolio of securities at fair value and securities available for sale, carried at estimated fair market value, and held to maturity, carried at amortized cost (dollars in thousands):

Table 1: Securities At Fair Value and Securities Available for Sale
	Securities At Fair Value December 31		Securities Available for Sale
			At December 31
	2007		2006		2005		2004
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percentof Total
U.S. Government Treasury and agency obligations	$30,015	14.7%	$27,295	12.1%	$24,921	9.6%	$139,872	25.6%
Municipal bonds:
Taxable	2,043	1.0	4,555	2.0	5,334	2.0	5,565	1.0
Tax exempt	7,180	3.5	3,044	1.4	3,323	1.3	4,526	0.8
Corporate bonds	56,125	27.7	37,382	16.5	44,115	17.0	61,993	11.3
Mortgage-backed or related securities:
Mortgage-backed securities
GNMA	2,732	1.4	--	--	--	--	8,078	1.5
FHLMC	32,380	16.0	37,412	16.5	43,613	16.8	63,532	11.6
FNMA	41,377	20.4	42,943	19.0	50,054	19.2	88,967	16.2
Other	--	--	--	--	--	--	7,911	1.4
Total mortgage-backed securities	76,489	37.8	80,355	35.5	93,667	36.0	168,488	30.7

Mortgage-related securities
CMOs–agency backed	23,286	11.5	43,998	19.5	54,936	21.0	111,601	20.4
CMOs–non-agency	--	0.0	25,814	11.4	30,303	11.6	51,853	9.5
Total mortgage-related securities	23,286	11.5	69,812	30.9	85,239	32.6	163,454	29.9
Total	99,775	49.3	150,167	66.4	178,906	68.6	331,942	60.6

Equity securities	7,725	3.8	3,710	1.6	3,685	1.5	3,937	0.7

Total securities available for sale	$202,863	100.0%	$226,153	100.0%	$260,284	100.0%	$547,835	100.0%

Table 2: Securities Held to Maturity

Municipal bonds:
Taxable	$2,565	4.8%	$99	0.2%	$1,611	3.2%	$1,647	3.3%
Tax exempt	42,701	79.8	39,773	83.1	41,521	81.5	40,276	80.7
Corporate bonds	8,250	15.4	8,000	16.7	7,750	15.2	7,750	15.5
Mortgage-backed securities:
FHLMC certificates	--	--	--	--	--	--	--	--
FNMA certificates	--	--	--	--	67	0.1	241	0.5
Total mortgage-backed securities	--	--	--	--	67	0.1	241	0.5

Total	$53,516	100.0%	$47,872	100.0%	$50,949	100.0%	$49,914	100.0%
Estimated market value	$54,721		$49,008		$52,398		$51,437

The following table shows the maturity or period to repricing of our consolidated portfolio of securities at fair value (dollars in thousands):

Table 3:  Securities–At Fair Value—Maturity/Repricing and Rates

	Securities at Fair Value at December 31, 2007

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
U.S. Government Treasury and agency obligations:
Fixed-rate	$--	--%	$29,808	4.84%	$--	--%	$207	5.21%	$--	--%	$30,015	4.84%
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	29,808	4.84	--	--	207	5.21	--	--	30,015	4.84

Municipal bonds:
Taxable	561	6.35	773	6.88	317	4.57	392	5.00	--	--	2,043	6.02
Tax exempt	1,087	4.19	4,524	4.26	699	4.10	870	4.07	--	--	7,180	4.21
	1,648	4.93	5,297	4.64	1,016	4.25	1,262	4.36	--	--	9,223	4.61
Corporate bonds:
Fixed-rate	--	--	--	--	--	--	--	--	--	--	--	--
Adjustable-rate	56,125	6.92	--	--	--	--	--	--	--	--	56,125	6.92
	56,125	6.92	--	--	--	--	--	--	--	--	56,125	6.92

Mortgage-backed obligations:
Fixed-rate	--	--	--	--	6,841	4.87	28,045	4.68	12,805	5.38	47,691	4.90
Adjustable-rate	2,732	4.11	2,515	5.04	23,551	4.67	--	--	--	--	28,798	4.65
	2,732	4.11	2,515	5.04	30,392	4.72	28,045	4.68	12,805	5.38	76,489	4.80
Mortgage-related obligations:
Fixed-rate	--	--	--	--	4,740	4.41	8,173	4.76	10,373	4.26	23,286	4.47
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
	--	--	--	--	4,740	4.41	8,173	4.76	10,373	4.26	23,286	4.47
Total mortgage-backed or related obligations	2,732	4.11	2,515	5.04	35,132	4.67	36,218	4.70	23,178	4.88	99,775	4.72

Equity securities	7,725	--	--	--	--	--	--	--	--	--	7,725	--

Total securities available for sale—carrying value	$68,230	5.98	$37,620	4.83	$36,148	4.66	$37,687	4.51	$23,178	4.88	$202,863	5.16

Total securities available for sale—amortized cost	$68,768		$37,419		$36,412		$38,025		$23,655		$204,279

(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities held to maturity (dollars in thousands):

Table 4:  Securities–Held to Maturity—Maturity/Repricing and Rates

	Held to Maturity at December 31, 2007

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)
Municipal bonds:
Taxable	$--	--%	$1,465	5.38%	$--	--%	$--	--%	$1,100	5.72%	$2,565	5.53%
Tax exempt	507	2.99	7,547	4.09	11,467	4.32	14,844	4.61	8,336	5.36	42,701	4.57
	507	2.99	9,012	4.30	11,467	4.32	14,844	4.61	9,436	5.40	45,266	4.62
Corporate bonds:
Fixed-rate	--	--	--	--	1,250	2.80	--	--	7,000	10.36	8,250	9.21

Total securities held to maturity—carrying value	$507	2.99	$9,012	4.30	$12,717	4.17	$14,844	4.61	$16,436	7.51	$53,516	5.33

Total securities held to maturity—estimated market value	$505		$9,139		$12,857		$15,015		$17,205		$54,721
(1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

Loans/Lending:  Our net loan portfolio increased $833 million, or 28%, ($597 million was added through acquisitions), during the year ended December 31, 2007, compared to an increase of $522 million, or 22%, during the year ended December 31, 2006 and an increase of $346 million in the year ended December 31, 2005.  While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve.  During the past three years, the low level of market interest rates and increasing real estate values led to very strong demand for new real estate loans, including construction loans; however, starting in the summer of 2007, sales of new homes in the markets we serve slowed appreciably, which significantly reduced the demand for new construction and land development loans and slowed our portfolio growth compared to prior years.  By contrast, demand for and our production of commercial business loans strengthened somewhat during the second half of 2007.  For the years ended December 31, 2007, 2006 and 2005, we originated, net of repayments, $608 million, $921 million and $720 million of loans, respectively.

In recent years, we generally have sold most of our newly originated one- to four-family residential mortgage loans to secondary market purchasers.  Proceeds from sales of loans for the years ended December 31, 2007, 2006 and 2005 totaled $393 million, $442 million and $397 million, respectively.  We sell loans on both a servicing-retained and a servicing-released basis.  See “Loan Servicing Portfolio” below.  The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions.  Loans held for sale decreased slightly to $4.6 million at December 31, 2007, compared to $5.1 million at December 31, 2006.

At various times, we also purchase whole loans and participation interests in loans.  During the years ended December 31, 2007, 2006 and 2005, we purchased $23 million, $45 million and $23 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending:  At December 31, 2007, $464 million, or 12.2% of our loan portfolio, consisted of permanent loans on one- to four-family residences.  We are active originators of one- to four-family residential loans in communities where we have established offices in Washington, Oregon and Idaho.  Despite softening markets in the second half of the year, continued in-migration and strong employment gains in the Northwest and the still relatively low mortgage interest rate environment in 2007 sustained demand for residential loans, permitting us to originate a combined total of $524 million of one- to four-family residential loans for the year ended December 31, 2007.  The loan sales noted above, coupled with principal repayments, offset much of the increase from current year acquisitions and origination activity, resulting in a $102 million increase in the balance of loans on one- to four-family residences compared to the prior year.

Construction and Land Lending:  A significant proportion of our loan portfolio consists of residential construction loans to professional home builders and, to a lesser extent, land loans and construction loans for commercial and multifamily real estate.  In 2007, in response to softening housing markets, higher mortgage rates and tighter credit standards, we significantly slowed our construction and development lending as the year progressed.  Nevertheless, at December 31, 2007, construction and land loans totaled $1.221 billion (including $498 million of land or land development loans and $109 million of commercial and multifamily real estate construction loans), or 32.1% of total loans, compared to $1.111 billion, or 37.4%, at December 31, 2006.  Construction and land development loan originations totaled $835 million for the year ended December 31, 2007, a 35% decrease compared to $1.294 billion for the year ended December 31, 2006.  The geographic distribution of our construction and land development loans is approximately 35% in the greater Puget Sound market, 45% in the greater Portland, Oregon market, and 9% in the greater Boise, Idaho market, with the remaining 11% distributed in various eastern Washington and eastern Oregon markets we serve.

Commercial and Multifamily Real Estate Lending:  We also originate loans secured by multifamily and commercial real estate.  Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years.  Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations.  We experienced reasonable demand for both multifamily and commercial real estate loans in 2007; however, growth in these loan types was somewhat limited as certain competitors were willing to offer longer-term fixed-rate loans at interest rate levels that were lower than our investment objectives.  Combined growth for these loan types was $305 million for the year with much of that resulting from the acquisitions.  At December 31, 2007, our loan portfolio included $166 million in multifamily and $883 million in commercial real estate loans.  Multifamily and commercial real estate loans comprised 27.5% of total loans at December 31, 2007, compared to 25.1% a year earlier.

Commercial Lending:  We are active in small- to medium-sized business lending.  While continuing and strengthening our commitment to small business lending, we also have experienced officers and staff focused on middle market corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range.  We have leveraged the skills and relationships of these officers with responsive local decision making authority to continue to expand this market niche.  In addition to providing earning assets, this type of lending has helped increase the deposit base.  Expanding commercial lending and related commercial banking services has been an area of significant focus and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations.  Reflecting this effort along with the balances received through our acquisitions, for the year ended December 31, 2007, commercial business loans increased by 49%.  At December 31, 2007, commercial business loans totaled $696 million, or 18.3% of total loans, compared to $468 million, or 15.8%, at December 31, 2006.  Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

Agricultural Lending:  Agriculture is a major industry in many Washington, Oregon and Idaho locations in our service area.  While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting.  Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity.  The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times.  Generally, in 2007, weather conditions, production levels and market prices were quite good for our agricultural borrowers.  At December 31, 2007, agricultural loans totaled $186 million, or 4.9% of the loan portfolio, compared to $164 million, or 5.5%, at December 31, 2006.

Consumer and Other Lending:  We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts and, although the balances are not currently significant, in 2006 we reintroduced credit card lending to our consumer loan products.  While consumer lending has traditionally been a small part of our business with loans made primarily to accommodate our existing customer base, it has received renewed emphasis in recent years.  This increased effort along with the impact of current acquisitions allowed non-

real estate-related consumer loans to increase meaningfully despite continuing high levels of prepayments.  At December 31, 2007, we had $93 million, or 2.4% of our loans receivable, in non-real estate-secured consumer loans, compared to $51 million, or 1.7%, at December 31, 2006.  In addition, consumer loans secured by one- to four-family real estate, including home equity lines of credit, increased by $33 million to $100 million, or 2.6% of total loans, at December 31, 2007, compared to $67 million, or 2.3%, at December 31, 2006.  While consumer loans remain a relatively small portion of the loan portfolio, aggregate growth was 64% in 2007 and we anticipate increased consumer loan activity in future periods as our branch network and retail customer base continue to grow.

Loan Servicing Portfolio:  At December 31, 2007, we were servicing $362 million of loans for others, compared to $361 million at December 31, 2006.  The loan servicing portfolio at December 31, 2007 included $178 million of Freddie Mac mortgage loans, $52 million of Fannie Mae mortgage loans and $132 million of loans serviced for a variety of private investors.  The portfolio included loans secured by property located primarily in the states of Washington and Oregon.  For the year ended December 31, 2007, $1.8 million of loan servicing fees, net of $758,000 of servicing rights amortization, was recognized in operations.  For the prior year, net loan servicing fees were $1.3 million.  The increased servicing income for the current year primarily reflects an increase loan servicing fees, a greater level of late charge fees and growth through acquisitions.

Mortgage Servicing Rights:  We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing retained basis.  The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income.  For the years ended December 31, 2007, 2006 and 2005, we capitalized $781,000, $1.6 million and $502,000, respectively, of MSRs relating to loans sold with servicing retained.  Amortization of MSRs for the years ended December 31, 2007, 2006 and 2005, was $758,000, $518,000 and $507,000, respectively.  Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs.  These carrying values are adjusted when the valuation indicates the carrying value is impaired.  MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.  At December 31, 2007 and 2006, MSRs were carried at a value, net of amortization, of $2.8 and $2.7 million, respectively.

Table 5:  Loan Portfolio Analysis

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) by type of loan as of the dates indicated (dollars in thousands):

	December 31
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans :
Commercial real estate	$882,523	23.2%	$596,488	20.1%	$555,889	22.8%	$547,574	26.2%	$455,964	26.4%
Multifamily real estate	165,886	4.4	147,311	5.0	144,512	5.9	107,745	5.1	89,072	5.2
Construction and land	1,221,182	32.0	1,111,298	37.4	691,652	28.4	506,137	24.2	398,954	23.1
Commercial business	696,350	18.3	467,745	15.8	442,232	18.1	395,249	18.9	321,671	18.6
Agricultural business, including secured by farmland	186,305	4.9	163,518	5.5	147,562	6.0	148,343	7.1	118,903	6.9
One- to four-family real estate	463,954	12.2	361,625	12.2	365,903	15.0	307,986	14.7	275,197	15.9

Consumer	93,183	2.5	50,826	1.7	42,573	1.8	36,556	1.8	35,887	2.1
Consumer secured by one- to four-family real estate	100,235	2.6	67,179	2.3	49,408	2.0	43,258	2.0	31,277	1.8
Total consumer	193,417	5.0	118,005	4.0	91,981	3.8	79,814	3.8	67,164	3.9

Total loans	3,809,617	100.0%	2,965,990	100.0%	2,439,731	100.0%	2,092,848	100.0%	1,726,925	100.0%
Less allowance for loan losses	(45,827)		(35,535)		(30,898)		(29,610)		(26,060)
Total net loans at end of period:	$3,763,790		$2,930,455		$2,408,833		$2,063,238		$1,700,865

The following table sets forth the Company’s loans by geographic concentration at December 31, 2007 (in thousands):

	Washington	Oregon	Idaho	Other	Total
Loans:
Commercial real estate	$684,863	$119,259	$46,281	$32,120	$882,523
Multifamily real estate	127,664	11,419	4,762	22,041	165,886
Construction and land	575,571	504,125	140,276	1,210	1,221,182
Commercial business	519,556	82,873	80,001	13,920	696,350
Agricultural business, including secured by farmland	69,197	53,068	63,842	198	186,305
One-to four-family real estate	407,995	27,189	19,835	8,935	463,954

Consumer	65,102	21,252	4,069	2,760	93,183
Consumer secured by one- to four-family real estate	77,244	14,248	6,493	2,249	100,234
Total consumer	142,346	35,500	10,562	5,009	193,417

	$2,527,192	$833,433	$365,559	$83,433	$3,809,617
Percent of total loans	66.3%	21.9%	9.6%	2.2%	100.0%

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (in thousands):

Table 6:  Loan Maturity
	Maturing Within One Year	Maturing After 1 to 3 Years	Maturing After 3 to 5 Years	Maturing After 5 to 10 Years	Maturing After 10 Years	Total
Loans:
Commercial real estate	$64,713	$67,330	$75,129	$528,388	$146,963	$882,523
Multifamily real estate	18,841	13,197	20,178	70,772	42,898	165,886
Construction and land	659,417	145,762	19,604	21,876	374,523	1,221,182
Commercial business	331,500	115,567	131,208	105,387	12,688	696,350
Agricultural business, including secured by farmland	110,004	17,909	14,953	39,916	3,523	186,305
One- to four-family real estate	34,131	8,082	8,287	19,062	394,392	463,954

Consumer	35,565	9,991	11,475	11,490	24,662	93,183
Consumer secured by one- to four-family real estate	4,251	5,327	5,319	4,065	81,272	100,234
Total consumer	39,816	15,318	16,794	15,555	105,934	193,417

Total loans	$1,258,422	$383,165	$286,153	$800,956	$1,080,921	$3,809,617

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

The following table sets forth the dollar amount of all loans due after December 31, 2007 which have fixed interest rates and floating or adjustable interest rates (in thousands):

Table 6(a):  Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total
Loans:
Commercial real estate	$189,210	$628,600	$817,810
Multifamily real estate	37,405	109,640	147,045
Construction and land	59,539	502,225	561,765
Commercial business	222,466	142,384	364,850
Agricultural business, including secured by farmland	24,300	52,001	76,301
One- to four-family real estate	300,991	128,832	429,823

Consumer	48,879	8,739	57,618
Consumer secured by one- to four-family real estate	17,880	78,103	95,983
Total consumer	66,759	86,842	153,601

Total	$900,670	$1,650,525	$2,551,195

Deposit Accounts:  Deposits generally are attracted from within our primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  At December 31, 2007, we had $3.621 billion of deposits, including $1.772 billion of transaction and savings accounts and $1.848 billion in time deposits, of which $1.610 billion had remaining maturities of one year or less.  Total deposits increased by $826 million, or 30%, for the year ended December 31, 2007, including $560 million of deposits acquired through acquisitions.  As illustrated in the following table, we have added significantly to total transaction accounts (demand, NOW, savings and money market accounts) since 2005.  Total transaction accounts increased by $534 million, or 43%, for the year ended December 31, 2007.  This includes non-interest-bearing transaction accounts, which increased by 46%, or $152 million, over the same time period.  However, also as reflected in the table, certificates of deposit have accounted for a larger percentage of the deposit portfolio than have transaction accounts, and in 2007 certificates of deposit increased 19%.  In addition, we offer a money market certificate of deposit which has limited withdrawal features but functions much like a savings account and competes effectively with our competitors’ money market accounts.  At December 31, 2007, we had $166 million in three-month maturity money market certificates of deposit, compared to $179 million at December 31, 2006.  Further, although not included in deposit balances, in 2007 we had an increase of $15 million in retail repurchase agreements, which are customer funds that are primarily associated with sweep account arrangements tied to transaction accounts.  While increased use of these cash management services has the effect of reducing transaction account balances, it contributes to increased deposit fee revenues.  Deposit balances at December 31, 2007 also included $338 million of public funds owned by various counties, municipalities and other public entities in Washington, Oregon and Idaho, compared to $257 million at December 31, 2006.  Growing deposits in general and transaction accounts in particular is a core element of our business plan and is a primary focus of our recent and ongoing branch expansion, relocation and renovation activities as well as the increased advertising and marketing campaigns.  Our strong deposit growth performance over the past two years reflects the success of these efforts.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 7:  Deposits

	At December 31
	2007			2006			2005
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total

Demand and NOW checking	$914,887	25.3%	$254,677	$660,208	23.6%	$37,973	$622,235	$26.8%
Regular savings accounts	609,073	16.8	244,116	364,957	13.1	211,739	153,218	6.6
Money market accounts	248,403	6.9	35,450	212,953	7.6	(132,804)	345,757	14.9
Certificates which mature:
Within 1 year	1,610,247	44.5	258,325	1,351,922	48.4	452,305	899,617	38.7
After 1 year, but within 2 years	153,704	4.2	43,814	109,890	3.9	(83,990)	193,880	8.3
After 2 years, but within 5 years	76,490	2.1	(5,626)	82,116	2.9	(13,325)	95,441	4.1
After 5 years	7,789	0.2	(4,755)	12,546	0.5	(619)	13,165	0.6

Total	$3,620,593	100.0%	$826,001	$2,794,592	100.0%	$471,279	$2,323,313	$100.0%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of
December 31, 2007.  (in thousands):

Table 8:  Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater
Due in three months or less	$338,772
Due after three months through six months	179,139
Due after six months through twelve months	430,426
Due after twelve months	129,719

Total	$1,078,056

Borrowings: The FHLB-Seattle serves as our primary borrowing source.  To access funds, we are required to own capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided certain creditworthiness standards have been met.  At December 31, 2007, we had $167 million of borrowings from the FHLB-Seattle at a weighted average rate of 4.20%, a decrease of $10 million compared to a year earlier.  Also at December 31, 2007, we had an investment of $37 million in FHLB-Seattle capital stock.

Table 9:  FHLB Advances Outstanding at December 31, 2007
(dollars in thousands)

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	4.35%	$128,835	3.24%	$17,000	4.22%	$145,835
Due after one year through two years	--	--	4.03	18,000	4.03	18,000
Due after two years through three years	--	--	4.03	3,000	4.03	3,000
Due after five years	--	--	5.94	238	5.94	238
Total FHLB advances, at par	4.35%	$128,835	3.69%	$38,238	4.20%	$167,073
Fair value adjustment						(28)
Total FHLB advances, carried at fair value						$167,045
*Weighted average interest rate

We also issue retail repurchase agreements to customers and borrow funds through the use of secured wholesale repurchase agreements with securities brokers.  In each case, the repurchase agreements are generally due within 90 days.  At December 31, 2007, retail repurchase agreements totaling $91 million, with a weighted average rate of 3.34%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $96 million.  Retail repurchase agreement balances increased by $15 million during 2007, largely as a result of increased use of our cash management services by commercial deposit customers.  At December 31, 2007, we had no outstanding borrowings under wholesale repurchase agreements, compared to $26 million at December 31, 2006.

Additional short-term funds are also available through $115 million of commercial bank credit lines.  At December 31, 2007, we had no balances advanced on these credit lines.

We have issued an aggregate of $120 million, net of repayments, of trust preferred securities (TPS) since 2002.  The Junior Subordinated Debentures associated with the TPS have been recorded as liabilities on our statement of financial condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes.  See Notes 1 and 16 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.  At December 31, 2007, the TPS had a weighted average rate of 5.84%.

Asset Quality:  We have always placed a strong emphasis on managing our asset quality by applying a disciplined approach to credit approval and monitoring for signs of deterioration in loan quality.  Nonetheless, although asset quality was very good for the previous three years, for the year ended December 31, 2007, we experienced a meaningful increase in loan delinquencies and non-performing assets, primarily construction and land development loans for one- to four-family residential properties, as well as modestly higher net charge-offs.  This higher level of delinquencies and non-accruals had a material adverse effect on operating income as a result of foregone interest revenues, increased loan loss provisioning and increased loan collection costs.  However, the level of net charge-offs remained reasonable and we continue to build our reserves for possible loan losses.  Non-performing assets increased to $44 million, or 0.98% of total assets, at December 31, 2007, compared to $15 million, or 0.43% of total assets, December 31, 2006, and $11 million, or 0.36% of total assets, at December 31, 2005.

Generally, non performing loans and assets reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest, although slower sales and excess inventory in certain housing markets has been a clear contributing factor to the increase in delinquencies.  However, we have not engaged in any sub-prime lending programs and have not been directly impacted by the asset quality issues emanating from that market segment.  Nevertheless, we do share others’ heightened concerns relative to home values, housing markets and construction lending as a result of the problems associated with sub-prime and other non-traditional mortgage lending programs, and are currently exercising extra monitoring vigilance with respect to our asset quality.  Aside from residential construction and development lending, to date we have not detected any meaningful deterioration in the performance or quality of any other segments of our loan portfolio.  We believe our level of non-performing loans and assets is very manageable, the underlying asset values remain sufficient to minimize principal losses and our reserves are satisfactory.  At December 31, 2007, our largest non-performing loan exposure was for a land development project totaling $6.2 million secured by 210 acres of undeveloped land near Boise, Idaho.  The second largest non-performing loan exposure was for a residential land development loan totaling $5.4 million secured by a project in Salem, Oregon.  This project contains 80 fully developed and marketable single family building lots.  We acquired title to this property through foreclosure on January 31, 2008, and are optimistic about the prospects for a sale.  The third largest non-performing loan exposure, totaling $4.2 million, was also for a residential development project and is secured by a finished, 32 lot residential plat in Vancouver, Washington.  We only have three additional non-performing loan exposures which exceed $2 million in size, ranging from $2.1 million to $2.4 million.  The largest is a residential development project in Meridian, Idaho which is secured by five single family homes and eight single family lots.  The second is a land development project, also in Meridian, Idaho which is secured by undeveloped land.  The third is a land development project in Mt. Vernon, Washington which is secured by developed, residential-use land.  At December 31, 2007, we had $1.9 million of real estate owned and other repossessed assets, the most significant component of which was a parcel of undeveloped land in Federal Way, Washington with a book value of $918,000.  We were awarded the undeveloped land in 2006 as a result of litigation relative to certain previously charged off loans.  While this award resulted in an increase in real estate owned, since the loans had been fully charged off in prior periods, it also was recognized as a recovery in the quarter ended September 30, 2006.  The remaining balance of our real estate owned consists of two single family residential homes, one located in Boise, Idaho and the other in Bend, Oregon.  Management is optimistic about the prospects for disposal of these properties.  Despite the significant increase in non-performing loans and delinquencies in the most recent quarter, we are confident in the quality of our loan portfolio, as well as the state of the Pacific Northwest economy and are proactively managing our credit exposures.

The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

Table 10:  Non-Performing Assets

	At December 31
	2007	2006	2005	2004	2003
Nonaccrual loans: (1)
Loans secured by real estate:
One- to four-family	$3,371	$1,198	$1,137	$393	$1,048
Commercial	1,357	4,215	1,363	2,212	6,624
Multifamily	1,222	792	--	--	--
Construction/land	33,432	2,056	479	2,219	5,741
Commercial business	2,250	4,498	2,543	3,167	7,232
Agricultural business	436	703	4,598	7,407	7,320
Consumer	--	1	229	18	45
Total loans outstanding	42,068	13,463	10,349	15,416	28,010
Loans more than 90 days delinquent, still on accrual:
Loans secured by real estate:
One- to four-family	221	593	104	419	109
Commercial	--	--	--	--	--
Multifamily	--	--	--	--	--
Construction/land	--	--	--	--	288
Commercial business	--	--	--	--	--
Agricultural business	--	--	--	--	--
Consumer	94	--	--	53	24
Total loans outstanding	315	593	104	472	421

Total non-performing loans	42,383	14,056	10,453	15,888	28,431

Real estate/repossessed assets held for sale (2)	1,885	918	506	1,559	3,132
Total non-performing assets	$44,268	$14,974	$10,959	$17,447	$31,563

Restructured loans (3)	$2,750	$--	$--	$--	$656

Total non-performing loans to net loans before allowance for loan losses	1.11%	0.47%	0.43%	0.76%	1.65%
Total non-performing loans to total assets	0.94%	0.40%	0.34%	0.55%	1.08%
Total non-performing assets to total assets	0.98%	0.43%	0.36%	0.60%	1.20%

(1)  For the year ended December 31, 2007, $2.5 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold.  When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value.  Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value.  Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs.  At December 31, 2007, we had $1.9 million of real estate owned, which consisted of one parcel of undeveloped land in western Washington, a single family residential home located in Bend, Oregon and another single family home in Boise, Idaho.

(3)  These loans are performing under their restructured terms.

In addition to the non-performing loans noted in Table 10, as of December 31, 2007, we had loans with an aggregate outstanding balance of $28 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

General.  For the year ended December 31, 2007, we had net income of $36.9 million, or $2.49 per share (diluted), compared to net income of $31.5 million, or $2.58 per share (diluted), for the year ended December 31, 2006.  Further, our operating results for the year ended December 31, 2007 include an $11.6 million ($7.4 million net after-tax) gain as a result of changes in the valuation of financial instruments carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159.  Excluding the net fair value adjustments, net income from recurring operations was $29.5 million, or $1.99 per share (diluted), for the year ended December 31, 2007.  There was no similar adjustment for fair value in 2006; however, we did receive a $5.4 million insurance settlement in 2006.  Excluding that settlement, net income from recurring operations was $28.1 million, or $2.30 per diluted share, in 2006.  Net income from recurring operations reflects continued growth of loans and deposits, including growth from acquisitions, as well as changes in the mix of those assets and liabilities.  Our operating results also included substantial increases in other operating expenses, particularly compensation, occupancy, information services, payment and card processing, amortization of core deposit intangibles, and miscellaneous expenses, reflecting the recent acquisitions, growth in locations, operations and staff as we continue to expand.  We have added 18 new branches through acquisition during the year ended December 31, 2007, and opened 21 new branches and relocated eight others in the last three years.  In addition to the branches added through acquisition, new or relocated offices that contributed to the higher level of operating expenses during this year compared to the prior year include:  Boise (2), Meridian and Nampa, Idaho; Baker City, Beaverton, La Grande, Portland and Tualatin, Oregon; plus Bellingham (2), Oak Harbor, Redmond, Federal Way, East Wenatchee, Selah and College Place, Washington.  The current year’s operating expense was also burdened with approximately $700,000 of one-time costs associated with completing the conversion of the former F&M Bank branches onto the Banner Bank data processing platform.

Net Interest Income.  Net interest income before provision for loan losses increased to $149.7 million for the year ended December 31, 2007, compared to $126.9 million for the prior year, primarily as a result of the growth in average interest-earning assets noted above and despite market pressures on the net interest margin as discussed below.  The net interest margin of 3.99% for the year ended December 31, 2007 declined nine basis points from the prior year, primarily as a result of the effect of higher deposit costs but also because of the negative effect of non-accrual loans on asset yields.  Subsequent to the Federal Reserve’s decision to stop increasing short-term interest rates after June 2006 and as a result of the lag effect on deposit pricing, increases in deposit costs generally exceeded increases in loan yields for the twelve months ended June 30, 2007.  Further, in the two most recent quarters, following the Federal Reserve’s decision to lower interest rates, loan yields have declined more significantly than deposit costs.  Mitigating in part the adverse effects of these market forces on loan and deposit pricing, our average asset mix for the year ended December 31, 2007 reflected proportionately more loans, and fewer investment securities than for the same period a year earlier.  At the same time, our average funding liability base had proportionately more deposits, including more non-interest-bearing deposits, and proportionately fewer borrowings than in the prior year.  Reflecting generally higher market interest rates as well as these mix changes, the yield on earning assets for the year ended December 31, 2007 increased by seven basis points compared to the prior year, while funding costs for year ended December 31, 2007 increased by 19 basis points over the same period.  Importantly, beginning in September 2007, the Federal Reserve began aggressively lowering short-term interest rates.  The initial effect of lower short-term rates was to immediately reduce the yield on a significant portion of our loan portfolio, which, when combined with an increase in non-accrual loans, was particularly damaging to our net interest margin in the fourth quarter of 2007.  Similar Federal Reserve policy actions have continued in the first quarter of 2008.  As a result, we expect further compression of our net interest margin over at least the first two quarters of 2008, despite the fact that we anticipate that funding costs will also significantly decline over that same time frame.

Interest Income.  Interest income for the year ended December 31, 2007 was $295.3 million, compared to $243.0 million one year earlier, an increase of $52.2 million, or 22%.  The increase in interest income occurred as a result of a $637 million increase in the average balance of interest earning assets as well as a seven basis point increase in the average yield on those assets.  The yield on average interest-earning assets increased to 7.88% for the year ended December 31, 2007, compared to 7.81% for the prior year.  The increase in the yield on earning assets was achieved despite modestly lower loan yields as a result of significant growth in loans coupled with a reduction in lower yielding securities balances.  Average loans receivable for the year ended December 31, 2007 increased by $670 million, or 24%, to $3.437 billion, compared to $2.768 billion for the year ended December 31, 2006.  Interest income on loans for the year increased by $53.5 million, or 23%, to $281.1 million from $227.7 million for the prior year, reflecting the impact of the increase in average loan balances offset by a five basis point decrease in the average yield on loans.  The decrease in average loan yield reflects the lower average level of market interest rates late in the current year, following the Federal Reserve’s recent actions designed to lower those rates, particularly in short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  While the recent level of market interest rates was lower than the same period a year earlier, loan yields did not change to the same degree as most fixed-rate loans and certain adjustable-rate loans did not adjust downward due to our use of interest rate floors, below which the loan will not adjust.  The decrease in average loan yields also reflects changes in the mix of the loan portfolio and slower turn-over in the construction and development portfolio which resulted in less recognition of deferred loan fee income, as well as the adverse effect of increased loan delinquencies.  Additional factors were changes in the average credit risk profile of new borrowers and competitive pricing pressure which resulted in lower spreads and yields on new loan originations.  The average yield on loans was 8.18% for the year ended December 31, 2007, compared to 8.23% in the prior year.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $33 million for the year ended December 31, 2007, and, as a result, the interest and dividend income from those investments decreased by $1.2 million compared to the year ended December 31, 2006.  The lower average balance was offset to some degree as the average yield on the securities portfolio and cash equivalents increased slightly to 4.57% for the year ended December 31, 2007, from 4.48% in the prior year.  While insignificant in amount, we received $222,000 in dividend income on our FHLB of Seattle stock in 2007, an increase of $186,000 compared to the prior year as the FHLB of Seattle received approval to resume paying its members cash dividends on a quarterly basis in the fourth quarter of 2006.  The FHLB of Seattle ceased the payment of dividends beginning in the fourth quarter of 2004 through the third quarter of 2006 to improve its capital position.  We anticipate that the yield on this asset will increase modestly in 2008 as the earnings and capital position of the FHLB of Seattle have improved slightly.

Interest Expense.  Interest expense for the year ended December 31, 2007 was $145.7 million, compared to $116.1 million for the comparable period in 2006, an increase of $29.6 million, or 25%.  The increase in interest expense reflects a $594 million increase in average interest-bearing liabilities, coupled with a 19 basis point increase in the average cost of all interest-bearing liabilities to 4.03% for the year ended December 31, 2007, from 3.84% for the prior year.  The higher interest expense reflects a large increase in average deposits of $796 million, partially offset by a $202 million decrease in FHLB advances, junior subordinated debentures and other borrowings, as well as an overall lower cost of those non-deposit funding sources.  The effect of modestly higher average market rates for the year on the cost of these funds was partially mitigated by pricing characteristics noted below and as deposits, including non-interest-bearing deposits, became a proportionately larger source of funds.

Deposit interest expense increased $39.4 million, or 44%, to $129.4 million for the year ended December 31, 2007 compared to $90.0 million for the prior year, largely as a result of the significant deposit growth during the past twelve months including growth due to our acquisitions, as well as an increase in the cost of interest-bearing deposits.  Reflecting the acquisitions, branch expansion and other growth initiatives, average deposit balances increased $796 million, or 31%, to $3.332 billion for the year ended December 31, 2007, from $2.536 billion for the year ended December 31, 2006, while the average rate paid on deposit balances increased 33 basis points to 3.88%.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits help mitigate the effect of higher market rates on our cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the modest increase in deposit costs as the Federal Reserve moved to increase short-term interest rates by 425 basis points from September 2004 to June 2006, and more recently as it decreased short-term rates by 100 basis points from September 18, 2007 to December 31, 2007.  Nonetheless, competitive pricing pressure for interest-bearing deposits has been quite intense in recent quarters, as many financial institutions until very recently experienced strong loan growth and related funding needs.  However, in recent weeks, following the Federal Reserve’s even more aggressive actions to lower short-term interest rates, deposit market pricing has moderated and, as a result, we expect that the cost of deposits will decline over the near term.

Average FHLB advances decreased to $88 million for the year ended December 31, 2007, compared to $295 million during the prior year, resulting in a $10.2 million decrease in the related interest expense.  The average rate paid on FHLB advances for the year ended December 31, 2007 decreased to 4.74%, a decrease of 12 basis points compared to one year earlier, as we benefited from repaying certain higher cost advances.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $117 million and an average cost of 7.61% for the year ended December 31, 2007.  Junior subordinated debentures outstanding in the prior year had an average balance of $99 million with a higher average rate of 8.10%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months.  The lower average cost of the junior subordinated debentures in the current year reflects a lower spread on the most recently issued debentures and the early redemption of a higher costing tranche of debentures, which was partially offset by the effect of increases in short-term market interest rates on earlier issues over the first nine months of the year.  More recently, these debentures have been repricing lower as short-term rates have been declining.  Effective April 22, 2007, we exercised the early redemption provision with respect to approximately $26 million of the junior subordinated debentures which had a spread of 3.70% to six-month LIBOR and an average cost of 9.09% during the six months preceding redemption.  We replaced the redeemed debentures with a new $26 million tranche of junior subordinated debentures issued on July 31, 2007 with an initial rate of 6.74% and a repricing spread of 1.38% to three-month LIBOR.  Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities.  The average balance for other borrowings decreased $11.8 million to $83 million for the year ended December 31, 2007, from $95 million for the prior year, while the related interest expense decreased $530,000, to $3.2 million from $3.7 million for the respective periods.  The average balance of customer retail repurchase agreements increased by $1.5 million while the average balance of the wholesale borrowings from brokers decreased approximately $13.3 million.  The average rate paid on other borrowings was 3.88% for the year ended December 31, 2007, compared to 3.96% for the prior year.  Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2007, the provision for loan losses was $5.9 million compared to $5.5 million from the year ended December 31, 2006.  As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The provision for loan losses for the year ended December 31, 2007 reflects an increase in delinquencies and non-performing loans, balanced against slower growth in the size of the loan portfolio, excluding the effects of the mergers, continuing changes in the loan mix and a modest level of net charge-offs.  There were net charge-offs of $2.9 million for the year ended December 31, 2007, compared to $863,000 one year earlier, and non-performing loans increased $28.3 million to $42 million at December 31, 2007, compared to $14 million at December 31, 2006.  Generally, these non-performing loans reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, although slower sales in certain housing markets are clearly a significant contributing factor and the greatest increase in delinquencies and non-performing loans was centered in construction and land development lending.  A comparison of the allowance for loan losses at December 31, 2007 and 2006 shows an increase of $10.3 million, including $7.3 million added through the acquisitions, to $46 million at December 31, 2007, from $35 million at December 31, 2006.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) remained unchanged at 1.20% for both December 31, 2007 and 2006.  The allowance as a percentage of non-performing loans decreased to 108% at December 31, 2007, compared to 253% a year earlier.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.  As of December 31, 2007, we had identified $44.8 million of impaired loans as defined by SFAS No. 114 and had established $3.2 million of loss allowances related to these loans.

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances.  Loss factors are based on our historical loss experience adjusted for significant factors including the experience of other banking organizations that, in our judgment, affect the collectibility of the portfolio as of the evaluation date.  The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  For the year ended December 31, 2007, we adjusted our loss factors in accordance with updated guidance from our regulators.  The adjusted factors resulted in somewhat lower general and specific reserves; however, in the current economic environment, management’s judgment with respect to the appropriate level of loss provisioning and allowance resulted in a significantly greater amount of unallocated allowance than in prior periods.  This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

We believe that the allowance for loan losses as of December 31, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 11:  Changes in Allowance for Loan Losses
	Years Ended December 31

	2007	2006	2005	2004	2003

Balance, beginning of period	$35,535	$30,898	$29,610	$26,060	$26,539
Allowances added through business combinations	7,276	--	--	--	--
Provision	5,900	5,500	4,903	5,644	7,300
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	338	77	--	3	14
Commercial	--	75	187	519	--
Multifamily	--	--	6	--	--
Construction and land	62	507	259	14	80
Commercial business	678	1,112	713	986	924
Agricultural business	275	72	70	15	13
Consumer	138	55	91	50	44
	1,491	1,898	1,326	1,587	1,075
Loans charged off:
Secured by real estate:
One- to four-family	(385)	(62)	(135)	(100)	(357)
Commercial	--	--	(521)	(1,313)	(2,289)
Multifamily	--	--	(8)	--	--
Construction and land	(1,344)	--	(218)	(347)	(986)
Commercial business	(1,081)	(1,632)	(1,692)	(1,518)	(4,496)
Agricultural business	(650)	(759)	(1,886)	(41)	(214)
Consumer	(915)	(308)	(481)	(362)	(512)
	(4,375)	(2,761)	(4,941)	(3,681)	(8,854)
Net charge-offs	(2,884)	(863)	(3,615)	(2,094)	(7,779)

Balance, end of period	$45,827	$35,535	$30,898	$29,610	$26,060

Ratio of allowance to net loans before allowance for loan losses	1.20%	1.20%	1.27%	1.41%	1.51%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.08%	0.03%	0.16%	0.11%	0.47%
Ratio of allowance for loan losses to non-performing loans	108%	253%	296%	186%	92%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 12:  Allocation of Allowance for Loan Losses

	At December 31
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Specific or allocated loss allowances (1):
Loans secured by real estate:
Commercial/multifamily	$4,705	27.6%	$6,015	25.1%	$5,405	28.7%	$5,585	31.3%	$5,503	31.6%
Construction and land	7,569	32.0	11,717	37.4	7,223	28.4	5,556	24.2	5,207	23.1
One- to four-family including consumer	1,987	14.8	1,420	14.5	860	17.0	782	16.7	749	17.7
Commercial/agricultural business	20,445	23.2	12,930	21.1	13,243	24.1	12,854	26.0	11,355	25.5
Consumer	3,468	2.4	903	1.7	561	1.8	464	1.8	482	2.1
Unallocated general loss allowance (1)	7,653	N/A	2,550	N/A	3,606	N/A	4,369	N/A	2,764	N/A

Total allowance for loan losses	$45,827	100.0%	$35,535	100.0%	$30,898	100.0%	$29,610	100.0%	$26,060	100.0%

(1)
We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured).  The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Other Operating Income.  Other operating income was $38.6 million for the year ended December 31, 2007, compared to $20.6 million for the year ended December 31, 2006.  Excluding fair value adjustments recorded pursuant to the adoption of SFAS No. 159, recurring other operating income increased 32% to $27.0 million compared to $20.5 million in the prior year, largely as a result of increased deposit fees and service charges.  Deposit fees and other service charge income increased by $5.2 million, or 45%, to $16.6 million for the year ended December 31, 2007, compared to $11.4 million for the year ended December 31, 2006, largely influenced by the increase in deposit balances from our acquisitions, yet also reflecting internally generated growth in customer transaction accounts and increased merchant credit card services.  Changes in certain pricing schedules and interchange fees also contributed to the increased fee income.  Loan servicing fees increased to $1.8 million for the current year, compared to $1.3 million for the year ended December 31, 2006, as a result of growth in the Banks’ portfolios as well as in the amount of loans serviced for others.  Although loan sales declined, gain on sale of loans increased by $446,000 to $6.3 million for the year ended December 31, 2007, compared to $5.8 million for the prior year as the average gain per sale improved from an abnormally low level in the earlier period.  Loan sales for the year ended December 31, 2007 totaled $392.7 million, compared to $442.4 million for the prior year.  Gain on sale of loans in the current year included $945,000 of fees on $109.3 million of loans which were brokered and are not reflected in the volume of loans sold.  By comparison, in the year ended December 31, 2006, gain on sale of loans included $789,000 of fees on $92.2 million of brokered loans.  As noted above, other income also included a net gain of $11.6 million for the change in valuation of financial instruments now carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159.  This gain primarily resulted from changes in the value of the junior subordinated debentures that we have issued, caused by a significant change in the level of credit spreads demanded by buyers of that type of security as reflected in year-end market prices for comparable issues.

Other Operating Expenses.  Other operating expenses increased $33.1 million, or 35%, to $127.5 million for the year ended December 31, 2007, from $94.4 million for the prior year, largely reflecting the growth resulting from our branch expansion strategy and the three acquisitions.  Other operating expense from recurring operations, which excludes the insurance recovery, increased by 28% from $99.7 million for the year ended December 31, 2006, to $127.5 million for the current year.  Besides the acquisitions, the increase in expenses includes operating costs associated with the opening of twelve new branch offices over the two-year period in Boise (2), Meridian and Nampa, Idaho, Baker City, Beaverton, La Grande, Portland and Tualatin, Oregon, and Bellingham (2) and Oak Harbor, Washington and the relocation and upgrading of our branch offices in College Place, Redmond, Federal Way, East Wenatchee and Selah, Washington.  Primarily reflecting the additional branches and bank acquisitions, salary and employee benefits expense increased by $10.9 million, or 17%, and occupancy costs increased by $5.0 million, or 31%, compared to the same period a year earlier.  In addition, compensation was higher as a result of general wage and salary increases, as well as increased per employee costs associated with benefit programs and employer-paid taxes.  Further, direct expenses associated with payment and card processing services increased by $1.7 million, as a result of growth in these fee generating activities.  We also continued our strong commitment to advertising and marketing expenditures, which were $8.3 million in the year ended December 31, 2007, compared to $7.4 million for the prior year.  The current year’s operating expenses also included $1.8 million for amortization of the core deposit intangibles recorded in connection with the acquisitions of F&M, SJFHC and NCW and approximately $700,000 of one-time costs associated with completing the conversion of the former F&M Bank branches onto the Banner Bank data processing platform.  Other operating expenses from recurring operations (including the conversion costs) as a percentage of average assets increased to 3.15% for the year ended December 31, 2007, from 2.86% one year earlier, reflecting the impact of the acquisitions, integration and conversion costs and continuing startup costs associated with branch growth.  Our efficiency ratio, adjusted to exclude fair value adjustments and the 2006 insurance recovery, increased to 72.18% for the year ended December 31, 2007 from 67.62% for the prior year.  We expect continued increases in the absolute level of operating expenses as a result of our expansion plans; however, the pace of increase should slow as we reduce the number of new branch openings beginning in 2008.  Further, we believe that this investment in our branch network will lead to a lower relative cost of funds and enhanced revenues over time which, combined with expected cost savings from the acquisitions, should result in an improved efficiency ratio and stronger operating results.

Income Taxes.  Income tax expense for the year ended December 31, 2007 increased to $17.9 million, compared to $16.1 million in the prior year.  Our effective tax rates for the years ended December 31, 2007 and 2006 were 32.6% and 33.7%, respectively. The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments as well as certain tax exempt income.  The slightly lower effective tax rate in 2007 primarily reflects the fully tax deductible expense associated with the current year ESOP contribution, which is in contrast with the prior year when the tax deduction was limited to the cost basis in the shares released.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005

General.  For the year ended December 31, 2006, we had net income of $31.5 million, or $2.58 per share (diluted), compared to net income of $12.0 million, or $1.00 per share (diluted), for the prior year.  Our improved operating results reflected significant growth of assets and liabilities, as well as changes in the mix of those assets and liabilities, including the effects of certain balance-sheet restructuring transactions completed in the quarter ended December 31, 2005, which resulted in a significant expansion in our net interest margin as more fully explained below.  Our earnings in 2006 were also positively affected by the collection of a $5.5 million insurance settlement relating to a loss incurred in 2001.  The net amount of the settlement, following costs, resulted in a $5.4 million credit to other operating expense and contributed approximately $3.4 million, or $.28 per share, to net income for the year ended December 31, 2006.  Our 2006 operating results also included substantial increases in other operating expenses, particularly compensation, occupancy, information services, advertising and miscellaneous expenses, reflecting the growth in locations, operations and staff as we continued to expand our franchise.  Twelve new or relocated branches contributed to the higher level of operating expenses in 2006 compared to the prior year.  During 2006, we opened two new branches in Boise, Idaho, and during 2005 we opened an additional Boise branch, as well as new or relocated branches in Twin Falls, Idaho, Beaverton, Oregon and Mercer Island, Alderwood, East Wenatchee, Lynden, Vancouver, Pasco and Walla Walla, Washington.

Net Interest Income.  Net interest income before provision for loan losses increased to $126.9 million for the year ended December 31, 2006, compared to $108.8 million for the prior year, largely as a result of the growth in average interest-earning assets noted above and the net interest margin expansion as discussed in the remainder of this paragraph.  The net interest margin of 4.08% in 2006 improved 29 basis points from the prior year, reflecting the balance-sheet restructuring and our success in attracting higher yielding loans and growing deposits.  While this improvement in the net interest margin primarily reflected changes in both the asset and liability mix, including those resulting from the balance-sheet restructuring, the lagging effect of increasing market interest rates on deposit costs, as more fully explained below, also contributed to the improvement.  In particular, the average asset mix for the year ended December 31, 2006 reflected proportionately more loans, including more higher yielding commercial, construction and land development loans, and fewer investment securities than a year earlier.  At the same time, the average funding liability base had proportionately more deposits, and proportionately fewer borrowings than in the prior year.  Reflecting higher market interest rates as well as these mix changes, the yield on earning assets for the year ended December 31, 2006 increased by 118 basis points, compared to a year earlier, while funding costs for the year increased by 93 basis points over the same period.

Interest Income.  Interest income for the year ended December 31, 2006 was $243.0 million, compared to $190.2 million for the prior year, an increase of $52.9 million, or 28%.  The increase in interest income that occurred was a result of the 118 basis point increase in the average yield on interest-earning assets as well as significant growth in these assets.  The yield on average interest-earning assets increased to 7.81% for the year ended December 31, 2006, compared to 6.63 a year earlier.  Average loans receivable for the year ended December 31, 2006 increased by $495 million, or 22%, to $2.768 billion, compared to $2.273 billion in the prior year.  Interest income on loans for the year ended December 31, 2006 increased by $62.3 million, or 38%, to $227.7 million from $165.4 million for the prior year, reflecting the impact of the increase in average loan balances combined with a 95 basis point increase in the average yield on loans.  The increase in average loan yield reflected the increases in the level of market interest rates during the year, particularly in short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  However, following the Federal Reserve’s decision to stop increasing short-term interest rates in June 2006, the average yield on these types of loans generally stabilized in the second half of the year.  The increase in average loan yields also reflected changes in the mix of the loan portfolio.  The average yield on loans was 8.23% for the year ended December 31, 2006, compared to 7.28% in the prior year.  While the level of market interest rates was significantly higher than a year earlier, loan yields did not change to the same degree as previously originated fixed-rate loans do not adjust upward to market rates.  In addition, competitive pricing pressure resulted in lower yields on new loan originations. These factors were somewhat offset by changes in the loan mix, as growth was most significant in some of the higher yielding adjustable-rate loan categories, particularly construction and land development loans.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $254 million for the year ended December 31, 2006, primarily reflecting the 2005 fourth quarter balance-sheet restructuring transactions, and the interest and dividend income from those investments decreased by $9.4 million compared to the prior year.  The average yield on our investment securities increased to 4.48% for the year ended December 31, 2006, from 4.15% for the prior year, largely reflecting the sale of lower yielding securities and the effect of higher market rates on certain adjustable-rate securities and interest-bearing deposits.  We received $36,000 in dividend income on our FHLB of Seattle stock in the fourth quarter of 2006, as the FHLB of Seattle received approval to resume paying its members cash dividends on a quarterly basis.  The FHLB of Seattle did not pay a dividend in 2005.

Interest Expense.  Interest expense for the year ended December 31, 2006 was $116.1 million, compared to $81.4 million for the prior year, an increase of $34.7 million, or 43%.  The increase in interest expense was the result of the growth in interest-bearing liabilities combined with a 93 basis point increase in the average cost of all interest-bearing liabilities to 3.84% for the year ended December 31, 2006, from 2.91% in the prior year, reflecting the higher levels of market interest rates and the maturity of certain lower-costing certificates of deposit and fixed-rate borrowings.  Deposit interest expense increased $37.7 million, or 72%, to $90.0 million for the year ended December 31, 2006 compared to $52.3 million for the year ended December 31, 2005, as a result of the significant deposit growth as well as an increase in the cost of interest-bearing deposits.  Reflecting our branch expansion and other growth initiatives, average deposit balances increased $414 million, or 20%, to $2.536 billion for the year ended December 31, 2006, from $2.122 billion for the prior year, while the average rate paid on deposit balances increased 109 basis points to 3.55%.  Although deposit costs are significantly affected by changes in the level of market interest rates, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits help mitigate the effect of higher market rates on our cost of deposits.  This lower degree of volatility and lag effect for deposit pricing were evident in the relatively modest increase in deposit costs as the Federal Reserve increased short-term interest rates by 425 basis points from June 2004 to June 2006, including an increase of 100 basis points from December 31, 2005.  Nonetheless, competitive pricing pressure for interest-bearing deposits was quite intense, as many financial institutions experienced strong loan growth and related funding needs.  In addition, customers became more effective in managing their non-interest-bearing transaction account balances as demonstrated by 2006 deposit growth being concentrated in certificates of deposit.

Average FHLB advances decreased to $295 million for the year ended December 31, 2006, compared to $523 million during the prior year, reflecting the fourth quarter 2005 restructuring transactions and resulting in a $7.6 million decrease in the related interest expense.  The average rate paid on FHLB advances increased to 4.86%, just 67 basis points higher than the prior year, as the effect of significantly higher market interest rates on the floating rate and short-term portions of the advances was partially offset by the prepayment of $142 million of higher fixed-rate, fixed-term advances in connection with the balance-sheet restructuring transactions completed in the quarter ended December 31, 2005.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $99 million and an average cost of 8.10% for the year ended December 31, 2006.  Junior subordinated debentures outstanding in the prior year had an average balance of $81 million with a lower average rate of 6.71%.  The junior subordinated debentures outstanding in 2006 were adjustable-rate instruments with repricing frequencies of three to six months.  The increased cost of the junior subordinated debentures reflected recent increases in short-term market interest rates.  Other borrowings consisted of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities.  The average balance for other borrowings increased $26 million, or 38%, to $95 million for the year ended December 31, 2006, from $68 million in the prior year, while the related interest expense increased $2.0 million, to $3.7 million from $1.8 million for 2005.  Reflecting growth in our customer cash management services, the average balance of customer retail repurchase agreements increased $28 million while the average balance of the wholesale borrowings from brokers decreased $2 million. The average rate paid on other borrowings was 3.96% in the year ended December 31, 2006, compared to 2.58% in 2005.

Provision and Allowance for Loan Losses.  During the year ended December 31, 2006, the provision for loan losses was $5.5 million compared to $4.9 million for the prior year.  The provision in 2006 reflected a reduced amount of net charge-offs, balanced against modestly higher levels of non-performing loans, growth in the size of our loan portfolio and continuing changes in the loan mix.  There were net charge-

offs of $863,000 in 2006, compared to $3.6 million of charges for the prior year, and non-performing loans increased $3.6 million to $14 million at December 31, 2006, compared to $10 million at December 31, 2005.  Generally, these non-performing loans reflected unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, housing or real estate markets, or depressed farm commodity prices or adverse growing conditions.  A comparison of the allowance for loan losses at December 31, 2006 and 2005 shows an increase of $4.6 million to $35 million at December 31, 2006, from $31 million at December 31, 2005.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) was 1.20% and 1.27% at December 31, 2006 and 2005, respectively.  The allowance as a percentage of non-performing loans decreased to 253% at December 31, 2006, compared to 296% a year earlier.  As of December 31, 2006, we had identified $13.5 million of impaired loans as defined by SFAS No. 114 and had established $2.6 million of loss allowances related to these loans.

Other Operating Income.  Other operating income was $20.6 million for the year ended December 31, 2006, an increase of $10.0 million from the prior year.  However, in the fourth quarter of 2005, as a part of our balance sheet restructuring initiatives, we recorded $7.3 million of net loss on the sale of securities.  Excluding the net loss on the sale of securities relating to the balance-sheet restructuring transactions, total other operating income would have been $17.8 million for the year ended December 31, 2005, resulting in a $2.7 million increase in recurring other operating income for 2006 as compared to 2005.  Deposit fees and other service charge income increased by $1.9 million, or 20%, to $11.4 million for the year ended December 31, 2006, compared to $9.5 million for the prior year, primarily reflecting growth in customer transaction accounts and increased merchant credit card services, although changes in certain pricing schedules also contributed to the increase.  Loan servicing fees decreased by $153,000 to $1.3 million for the year ended December 31, 2006, from $1.5 million for the year ended December 31, 2005, when we received a higher amount of prepayment fees.  Gain on sale of loans was relatively unchanged, increasing by $177,000 to $5.8 million for the year ended December 31, 2006, compared to $5.6 million for the prior year as our mortgage banking activity maintained a similar pace despite modestly higher mortgage rates.  Gain on sale of loans was adversely affected by continued competitive pressures in the mortgage market which tended to reduce the margin on sales compared to the prior year.  However, in addition to normal mortgage banking activity, gain on sale of loans was augmented modestly in the third quarter of 2006 by the sale of approximately $79 million of one- to four-family loans that had previously been included in the held for portfolio portion of loans receivable.  This sale was initiated for liquidity and interest rate risk management purposes; however, it generated a gain of $159,000.  Loan sales for the year ended December 31, 2006 totaled $442.4 million, compared to $397.0 million for the prior year.  Gain on sale of loans in 2006 included $789,000 of fees on $92.2 million of loans which were brokered and were not reflected in the volume of loans sold.  The year ended December 31, 2006 also included a gain of $353,000 on the sale of the guaranteed portion of certain SBA-guaranteed loans, while no similar sales activity occurred in the previous year.

Other Operating Expenses.  Other operating expenses decreased $3.2 million, or 3%, to $94.4 million for the year ended December 31, 2006, from $97.5 million for the prior year.  Our total operating expenses in 2006 were significantly reduced by a net $5.4 million insurance recovery which occurred in the second quarter of 2006, while previous year total operating expenses include $6.1 million of FHLB prepayment penalties associated with our balance-sheet restructuring in the fourth quarter of 2005.  Excluding the 2006 insurance recovery and prior year prepayment penalties, recurring operating expenses were $99.7 million and $91.5 million for the years ended December 31, 2006 and 2005, respectively.  This increase of 9% largely resulted from our branch expansion strategy and increased loan origination activity.  The increase in expenses included operating costs associated with the opening of two new offices in 2006 and eight offices in 2005 that in each case contributed less than a full year’s expense during the year in which they opened.  Further, during the third quarter of 2005, we increased staffing to support our Small Business Administration (SBA) lending activities and to more effectively market cash management services.  In addition, compensation was higher as a result of increased mortgage loan commissions and general wage and salary increases, as well as increased costs associated with employee benefit programs and employer-paid taxes.  These increases were mitigated to a degree by an increase in the amount of capitalized loan origination costs, which reflected increases in both the cost to produce and the volume of new loan originations.  We had an increase of $1.2 million in payment and card processing expenses, largely driven by increased customer accounts and a significant increase in merchant credit card activity, which also contributed to significantly higher fee revenues.  We also increased our commitment to advertising and marketing expenditures, which were $7.4 million in the year ended December 31, 2006, an increase of $938,000 compared to the prior year.  Reflecting the 2006 insurance recovery and the prior year FHLB prepayment penalty, as well as significant growth in the average asset base, other operating expenses as a percentage of average assets decreased to 2.86% for the year ended December 31, 2006, from 3.20% for the prior year.  Our efficiency ratio also decreased to 64.00% for the year ended December 31, 2006 from 81.75% for 2005, as a higher level of revenues more than offset the increased operating expenses.  Excluding the effects of the insurance recovery and the balance sheet restructuring charges, the ratio of recurring operating expenses to average assets was nearly unchanged at 3.02% for 2006 compared to 3.00% for 2005, while the efficiency ratio decreased to 67.62% from 72.23%, respectively, despite continuing start-up costs associated with branch growth.

Income Taxes.  Income tax expense was $16.1 million for the year ended December 31, 2006, compared to $4.9 million for the prior year.  Our effective tax rates for the years ended December 31, 2006 and 2005 were 33.7% and 29.0%, respectively.  The effective tax rates in both years reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments.  The higher effective tax rate in 2006 was primarily a result of a decrease in the relative combined effect of the tax credits from CRA investments and tax-exempt income from interest on municipal securities and earnings on bank-owned life insurance, compared to other taxable net revenue sources which increased substantially reflecting the growth in loans and deposits and the effects of the 2006 insurance recovery and prior year balance-sheet restructuring.

Table 13, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  (See footnotes.)

Table 13: Analysis of Net Interest Spread (dollars in thousands)

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$2,617,889	$214,674	8.20%	$2,109,162	$172,908	8.20%	$1,664,918	$122,198	7.34%
Commercial/agricultural loans	742,915	60,997	8.21	610,954	51,104	8.36	567,556	40,154	7.07
Consumer and other loans	76,455	5,464	7.15	47,469	3,649	7.69	40,202	3,046	7.58
Total loans (1)	3,437,259	281,135	8.18	2,767,585	227,661	8.23	2,272,676	165,398	7.28
Mortgage-backed securities	125,396	5,832	4.65	169,047	7,860	4.65	296,419	13,336	4.50
Securities and deposits	147,633	8,120	5.50	137,543	7,462	5.43	263,789	11,455	4.34
FHLB stock dividends (reversal)	36,831	222	0.60	35,844	36	0.10	35,809	(29)	(0.08)
Total investment securities	309,860	14,174	4.57	342,434	15,358	4.48	596,017	24,762	4.15
Total interest-earning assets	3,747,119	295,309	7.88	3,110,019	243,019	7.81	2,868,693	190,160	6.63
Non-interest-earning assets	297,353			191,579			180,339
Total assets	$4,044,472			$3,301,598			$3,049,032
Interest-bearing liabilities:
Savings accounts	$523,278	21,448	4.10%	$243,275	9,188	3.78	$159,842	3,474	2.17
Checking and NOW accounts (2)	801,981	10,995	1.37	604,275	7,594	1.26	542,613	4,118	0.76
Money market accounts	245,932	9,268	3.77	283,814	10,891	3.84	300,059	7,524	2.51
Certificates of deposit	1,760,907	87,709	4.98	1,404,790	62,314	4.44	1,119,702	37,137	3.32
Total deposits	3,332,098	129,420	3.88	2,536,154	89,987	3.55	2,122,216	52,253	2.46
Other interest-bearing liabilities:
FHLB advances	87,957	4,168	4.74	295,228	14,354	4.86	522,624	21,906	4.19
Other borrowings	82,796	3,214	3.88	94,613	3,744	3.96	68,339	1,765	2.58
Junior subordinated debentures	116,725	8,888	7.61	99,143	8,029	8.10	81,207	5,453	6.71
Total borrowings	287,478	16,270	5.66	488,984	26,127	5.34	672,170	29,124	4.33
Total interest-bearing liabilities	3,619,576	145,690	4.03	3,025,138	116,114	3.84	2,794,386	81,377	2.91
Non-interest-bearing liabilities	58,371			39,103			34,065
Total liabilities	3,677,947			3,064,241			2,827,542
Stockholders’ equity	366,525			237,357			220,581
Total liabilities and stockholders’ equity	$4,044,072			$3,301,598			$3,049,032
Net interest income/rate spread		$149,619	3.85%		$126,905	3.97%		$108,783	3.72%

Net interest margin			3.99%			4.08%			3.79%
Ratio of average interest-earning assets to average interest-bearing liabilities			103.52%			102.81%			102.66%

(footnotes follow tables)

Table 13: Analysis of Net Interest Spread (dollars in thousands) (continued)

	Year Ended December 31, 2004			Year Ended December 31, 2003
Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost
Mortgage loans	$1,374,037	$95,483	6.95%	$1,189,034	$87,914	7.39%
Commercial/agricultural loans	488,671	28,634	5.86	428,235	25,158	5.87
Consumer and other loans	35,956	2,875	8.00	37,075	3,139	8.47
Total loans (1)	1,898,664	126,992	6.69	1,654,344	116,211	7.02
Mortgage-backed securities	386,710	16,882	4.37	338,322	12,319	3.64
Securities and deposits	272,446	11,176	4.10	253,901	10,048	3.96
FHLB stock	35,209	1,180	3.35	33,581	1,863	5.55
Total investment securities	694,365	29,238	4.21	625,804	24,230	3.87
Total interest-earning assets	2,593,029	156,230	6.03	2,280,148	140,441	6.16
Non-interest-earning assets	158,891			163,481
Total assets	$2,751,920			$2,443,629
Interest-bearing liabilities:
Savings accounts	$71,466	973	1.36	$45,975	500	1.09
Checking and NOW accounts (2)	464,147	2,512	0.54	398,778	1,938	0.49
Money market accounts	240,723	4,243	1.76	176,855	3,161	1.79
Certificates of deposit	1,032,736	27,339	2.65	997,689	29,385	2.95
Total deposits	1,809,072	35,067	1.94	1,619,297	34,984	2.16
Other interest-bearing liabilities:
FHLB advances	568,908	20,336	3.57	513,819	21,842	4.25
Other borrowings	72,916	1,051	1.44	51,715	789	1.53
Junior subordinated debentures	68,619	3,461	5.04	43,822	2,233	5.10
Total borrowings	710,443	24,848	3.50	609,356	24,864	4.08
Total interest-bearing liabilities	2,519,515	59,915	2.38	2,228,653	59,848	2.69
Non-interest-bearing liabilities	23,556			19,395
Total liabilities	2,542,210			2,247,388
Stockholders’ equity	208,849			195,581
Total liabilities and stockholders’ equity	$2,751,920			$2,443,629
Net interest income/rate spread		$96,315	3.65%		$80,593	3.47%

Net interest margin			3.71%			3.53%
Ratio of average interest-earning assets to average interest-bearing liabilities			102.92%			102.31%
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

Table 14:  Rate/Volume Analysis (in thousands)

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 Increase (Decrease) Due to			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 Increase (Decrease) Due to			Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase (Decrease) Due to

	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Mortgage loans	$--	$41,766	$41,766	$15,473	$35,237	$50,710	$5,598	$21,117	$26,715
Commercial/agricultural loans	(933)	10,826	9,893	7,716	3,234	10,950	6,465	5,055	11,520
Consumer and other loans	(272)	2,087	1,815	45	558	603	(157)	328	171
Total loans (1)	(1,205)	54,679	53,474	23,234	39,029	62,263	11,906	26,500	38,406

Mortgage-backed securities	--	(2,028)	(2,028)	431	(5,907)	(5,476)	491	(4,037)	(3,546)
Securities and deposits	98	560	658	2,397	(6,390)	(3,993)	641	(362)	279
FHLB stock	185	1	186	65	--	65	(1,229)	20	(1,209)
Total investment securities	283	(1,467)	(1,184)	2,893	(12,297)	(9,404)	(97)	(4,379)	(4,476)
Total net change in interest income on interest-earning assets	(922)	53,212	52,290	26,127	26,732	52,859	11,809	22,121	33,930

Interest-bearing liabilities:
Deposits	9,011	30,422	39,433	26,200	11,534	37,734	10,442	6,744	17,186

FHLB advances	(346)	(9,840)	(10,186)	3,092	(10,644)	(7,552)	3,319	(1,749)	1,570
Junior subordinated debentures	(506)	1,365	859	1,763	216	1,979	1,282	710	1,992
Other borrowings	(203)	(327)	(530)	1,247	1,329	2,576	1,014	(300)	714
Total borrowings	(1,055)	(8,802)	(9,857)	6,102	(9,099)	(2,997)	5,615	(1,339)	4,276
Total net change in interest expense on interest-bearing liabilities	7,956	21,620	29,576	32,302	2,435	34,737	16,057	5,405	21,462

Net change in net interest income	$(8,878)	$31,592	$22,714	$(6,175)	$24,297	$18,122	$(4,248)	$16,716	$12,468

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, as of December 31, 2007, we have very few floating-rate loans with interest rates that were not at levels above their floors and therefore these loans should be responsive to modest decreases or increases in market rates should they occur.  Further, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  An additional exception to the generalization has been the beneficial effect of lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products in the current rising market interest rate environment.  This beneficial effect is particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to our expanded net interest margin for the years ended December 31, 2004 and 2005.  However, since the Federal Reserve ceased increasing market interest rates in June 2006, this lag effect has contributed to the recent narrowing of the net interest spread in 2007, as deposit costs continued to increase while asset yields stabilized, and again following the Federal Reserve’s actions to lower market interest rates late in 2007, as asset yields declined while the reduction in deposit costs lagged.

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

Tables 15 and 15(a), Interest Rate Risk Indicators, set forth as of December 31, 2007 and 2006, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Table 15: Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2007
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value

+300	$6,997	4.1%	$(59,331)	(12.1)%
+200	4,930	2.9	(39,691)	(8.1)
+100	2,655	1.5	(17,875)	(3.6)
0	0	0.0	0	0.0
-100	(738)	(0.4)	7,799	1.6
-200	(1,743)	(1.0)	(2,823)	(0.6)
-300	(5,218)	(3.0)	(2,143)	(0.4)

Table 15(a): Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2006
	Estimated Increase (Decrease) in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value

+300	$3,109	2.3%	$(60,723)	(19.1)%
+200	2,834	2.1	(38,829)	(12.2)
+100	2,247	1.6	(17,010)	(5.3)
0	0	0.0	0	0.0
-100	(2,912)	(2.1)	10,808	3.4
-200	(6,145)	(4.5)	199	0.1
-300	(7,599)	(5.5)	(13,529)	(4.2)

(1) Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

Another although less reliable monitoring tool for assessing interest rate risk is “gap analysis.”  The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are “interest sensitive” and by monitoring an institution’s interest sensitivity “gap.”  An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice, based upon certain assumptions, within that same time period.  A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities.  A gap is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets.  Generally, during a period of rising rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

Tables 16 and 16(a), Interest Sensitivity Gap, present our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2007 and 2006.  The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2007, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $9.8 million, representing a one-year cumulative gap to total assets ratio of (0.22%).

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of December 31, 2007 and 2006 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

 Table 16:  Interest Sensitivity Gap as of December 31, 2007

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$780,293	$17,103	$32,119	$4,166	$233	$5	$833,919
Fixed-rate mortgage loans	101,052	69,014	181,012	110,084	126,801	45,024	632,987
Adjustable-rate mortgage loans	584,792	148,605	415,660	163,651	3,955	95	1,316,758
Fixed-rate mortgage-backed securities	7,202	6,558	23,239	14,352	18,965	6,304	76,620
Adjustable-rate mortgage-backed securities	1,859	1,734	7,465	3,994	11,152	--	26,204
Fixed-rate commercial/agricultural loans	48,514	39,193	102,331	41,199	21,010	78	252,325
Adjustable-rate commercial/agricultural loans	532,469	12,725	23,266	13,645	1,605	--	583,710
Consumer and other loans	90,178	11,951	32,226	43,971	17,056	1,044	196,426
Investment securities and interest-earning deposits	46,053	19,257	20,704	31,280	18,836	51,089	187,219

Total rate sensitive assets	$2,192,412	$326,140	838,022	$426,342	$219,613	103,639	4,106,168

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	240,050	141,116	329,271	329,272	--	--	1,039,709
Money market deposit accounts	124,201	74,521	49,681	--	--	--	248,403
Certificates of deposit	856,334	756,808	185,747	40,895	8,446	--	1,848,230
FHLB advances	146,073	--	21,000	--	--	--	167,073
Other borrowings	--	--	--	--	--	--	--
Junior subordinated debentures	97,942	--	--	25,774	--	--	123,716
Retail repurchase agreements	91,296	--	--	428	--	--	91,724

Total rate sensitive liabilities	$1,555,896	$972,445	$585,699	$396,369	$8,446	$--	$3,518,855

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$636,516	$(646,305)	$252,323	$29,973	$211,167	$103,639	$587,313
Cumulative excess (deficiency) of interest-sensitive assets	$636,516	$(9,789)	$242,534	$272,507	$438,674	$587,313	$587,313

Cumulative ratio of interest-earning assets to interest-bearing liabilities	140.91%	99.61%	107.79%	107.76%	113.75%	116.69%	116.69%
Interest sensitivity gap to total assets	14.16%	(14.38)%	5.61%	0.67%	4.70%	2.31%	13.07%
Ratio of cumulative gap to total assets	14.16%	(0.22)%	5.40%	6.06%	10.76%	13.07%	13.07%

(footnotes follow Table 16(a))

Table 16(a):  Interest Sensitivity Gap as of December 31, 2006

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$738,442	$3,185	$9,360	$1,058	$--	$--	$752,045
Fixed-rate mortgage loans	79,519	59,703	165,946	91,286	99,725	50,380	546,559
Adjustable-rate mortgage loans	493,709	85,323	288,437	107,593	293	467	975,822
Fixed-rate mortgage-backed securities	8,014	8,724	25,377	19,528	26,291	23,169	111,103
Adjustable-rate mortgage-backed securities	4,113	4,346	12,243	8,906	16,262	--	45,870
Fixed-rate commercial/agricultural loans	44,426	27,168	54,535	23,201	3,797	107	153,234
Adjustable-rate commercial/agricultural loans	409,771	10,504	12,695	9,095	136	41	442,242
Consumer and other loans	51,021	7,539	13,503	22,182	5,493	5,904	105,642
Investment securities and interest-earning deposits	34,820	13,910	45,221	5,746	8,596	49,042	157,335

Total rate sensitive assets	1,863,835	220,402	627,317	288,595	160,593	129,110	3,289,852

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	176,641	91,086	212,533	212,533	--	--	692,793
Money market deposit accounts	106,476	63,886	42,591	--	--	--	212,953
Certificates of deposit	754,149	610,268	141,230	38,303	12,016	508	1,556,474
FHLB advances	143,500	21,930	12,000	--	--	--	177,430
Other borrowings	26,359	--	--	--	--	--	26,359
Junior subordinated debentures	123,716	--	--	--	--	--	123,716
Retail repurchase agreements	76,397	--	--	--	428	--	76,825
				-
Total rate sensitive liabilities	1,407,238	787,170	408,354	250,836	12,444	508	2,866,550

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$456,597	$(566,768)	$218,963	$37,759	$148,149	$128,602	$423,302
Cumulative excess (deficiency) of interest-sensitive assets	$456,597	$(110,171)	$108,792	$146,551	$294,700	$423,302	$423,302

Cumulative ratio of interest-earning assets to interest-bearing liabilities	132.45%	94.98%	104.18%	105.14%	110.28%	114.77%	114.77%
Interest sensitivity gap to total assets	13.06%	(16.21)%	6.26%	1.08%	4.24%	3.68%	12.11%
Ratio of cumulative gap to total assets	13.06%	(3.15)%	3.11%	4.19%	8.43%	12.11%	12.11%

(footnotes follow table)

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(718.0) million, or (16.0%) of total assets at December 31, 2007, and $(577.8) million, or (16.5%), at December 31, 2006.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 13, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans.  During the years ended December 31, 2007, 2006 and 2005, we purchased loans of $23 million, $45 million and $23 million, respectively, while loan originations, net of repayments, totaled $607 million, $921 million and $722 million, respectively.  This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth.  During the years ended December 31, 2007, 2006 and 2005, we sold $393 million, $442 million and $397 million, respectively, of loans.  Net deposit growth was $826 million, $471 million and $397 million for the years ended December 31, 2007, 2006 and 2005, respectively, with $560 million of the current year growth coming from acquisitions.  FHLB advances decreased $46 million, $88 million and $29 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Other borrowings, including junior subordinated debentures, decreased $33 million for the year ended December 31, 2007, increased $33 million for the year ended December 31, 2006, and increased $54 million for the year ended December 31, 2005.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the years ended December 31, 2007, 2006 and 2005, we used our sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals.  In 2007 we also used approximately $33 million to fund the cash portion of the purchase price and acquisition costs of our three acquisitions.  At December 31, 2007, we had outstanding loan commitments totaling $1.134 billion, including undisbursed loans in process and unused credit lines totaling $1.095 billion.  While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances.  We maintain credit facilities with the FHLB-Seattle, which at December 31, 2007 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $781 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $23 million.  Advances under this credit facility totaled $167 million, or 4% of our assets at December 31.  We also have in place borrowing lines with certain correspondent banks which in aggregate total $115 million, none of which was drawn upon as of December 31, 2007.

At December 31, 2007, certificates of deposit amounted to $1.848 billion, or 51% of our total deposits, including $1.610 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of its deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At December 31, 2007, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 21 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory capital requirements.

Table 17, Regulatory Capital Ratios, shows the regulatory capital ratios of Banner Corporation and its subsidiary, Banner Bank, as of December 31, 2007 and minimum regulatory requirements for Banner Bank to be categorized as “well-capitalized.”

Table 17:  Regulatory Capital Ratios

	Banner Corporation	Banner Bank	Islanders Bank	“Well-capitalized” Minimum Ratio
Capital Ratios
Total capital to risk-weighted assets	11.72%	10.44%	13.59%	10.00%
Tier 1 capital to risk-weighted assets	10.58	9.30	12.57	6.00
Tier 1 leverage capital to average assets	10.04	8.87	11.01	5.00

Effect of Inflation and Changing Prices

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation.  The primary effect of inflation on our operations is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant effect on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Contractual Obligations at December 31, 2007

	Total	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years
(dollars in thousands)
Advances from Federal Home Loan Bank	$167,073	$145,835	$21,000	$--	$238
Junior subordinated debentures	123,716	--	--	--	123,716
Other borrowings	91,724	91,296	--	--	428
Operating lease obligations	42,681	6,358	9,873	8,085	18,365
Operating lease obligations-Termination	--	--	--	--	--
Construction-related obligations	1,884	1,884	--	--	--
Total	$426,078	$245,373	$30,873	$8,085	$142,747

At December 31, 2007, we had commitments to extend credit of $1.134 billion.  In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor.  For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 28: “Financial Instruments With Off-Balance-Sheet Risk.”

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

See pages 53-57 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8 – Financial Statements and Supplementary Data

For financial statements, see index on page 63.

ITEM 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A – Controls and Procedures

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  As described in further detail in Management’s Report on Internal Control over Financial Reporting, this evaluation did not include testing of the internal control procedures at Islander’s Bank or NCW Community Bank, our recent acquisitions.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls:  In the quarter ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2007.  Management excluded from its 2007 assessment of internal controls the controls of two recently acquired businesses:  Islanders Bank and NCW Community Bank.

Banner Corporation acquired San Juan Financial Holding Company and its wholly-owned subsidiary, Islanders Bank, on May 1, 2007.  San Juan Financial Holding Company was merged into Banner Corporation, and Islanders Bank continued operations as a subsidiary of Banner Corporation.  Islanders Bank had total assets of $175.7 million as of December 31, 2007, representing 3.9% of Banner Corporation’s total assets.  It had total revenues of $6.0 million for the period from May 1, 2007 to December 31, 2007, representing 3.4% of Banner Corporation’s total revenues for the year ended December 31, 2007.

Banner Corporation acquired NCW Community Bank on October 10, 2007, and merged it into Banner Bank.  The NCW portion of Banner Bank’s total assets at December 31, 2007 was $97.3 million, representing 2.2% of Banner Corporation’s total assets.  It had total revenues of $1.0 million for the period of October 10, 2007 to December 31, 2007, representing 0.6% of Banner Corporation’s total revenues for the year ended December 31, 2007.  Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in out 2007 Financial Statements under the captions entitled “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors and Executive Officers of the Registrant

The information required by this item contained under the section captioned “Proposal – Election of Directors,” “Meetings and Committees of the Board of Directors” and “Shareholder Proposals” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Information regarding the executive officers of the Registrant is provided herein in Part I, Item 1 hereof.

The information regarding our Audit Committee and Financial Expert included under the sections captioned “Meetings and Committees of the Board of Directors” and “Audit Committee Matters” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

Reference is made to the cover page of this Annual Report and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the Annual Meeting of the Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11 – Executive Compensation

Information required by this item regarding management compensation and employment contracts, director compensation, and Compensation Committee interlocks and insider participation in compensation decisions is incorporated by reference to the sections captioned “Executive Compensation,” “Directors’ Compensation,” and “Compensation Committee Matters,” respectively, in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2007.

Plan Category:	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:	668,590	$21.56	4,047

Equity compensation plans not approved by security holders:	none	n/a	none

Total	668,590		4,047

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

(c) Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Banner Corporation.

ITEM 13 – Certain Relationships and Related Transactions

The information required by this item contained under the section captioned “Transactions with Management” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information required by this item contained under the section captioned “Independent Auditors” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

See Index to Consolidated Financial Statements on page 64.

	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

	(3)	Exhibits

See Index of Exhibits on page 120.

(b)		Exhibits

See Index of Exhibits on page 120.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: March 14, 2008	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Michael Jones	/s/ Lloyd W. Baker
D. Michael Jones	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Date: March 14, 2008	Date: March 14, 2008

/s/ David Casper	/s/ Robert D. Adams
David Casper	Robert D. Adams
Director	Director

Date: March 14, 2008	Date: March 14, 2008

/s/ Edward L. Epstein	/s/Jesse G. Foster
Edward L. Epstein	Jesse G. Foster
Director	Director

Date: March 14, 2008	Date: March 14, 2008

/s/ Gary Sirmon	/s/ Dean W. Mitchell
Gary Sirmon	Dean W. Mitchell
Chairman of the Board	Director

Date: March 14, 2008	Date: March 14, 2008

/s/ Brent A. Orrico	/s/Wilber Pribilsky
Brent A. Orrico	Wilber Pribilsky
Director	Director

Date: March 14, 2008	Date: March 14, 2008

/s/ Michael M. Smith	/s/Gordon E. Budke
Michael M. Smith	Gordon E. Budke
Director	Director

Date: March 14, 2008	Date: March 14, 2008

/s/ Constance H. Kravas	/s/ David A Klaue
Constance H. Kravas	David A. Klaue
Director	Director

Date: March 14, 2008	Date: March 14, 2008

/s/ Robert J. Lane	/s/ John R. Layman
Robert J. Lane	John R. Layman
Director	Director

Date: March 14, 2008	Date: March 14, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

March 14, 2008

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

March 14, 2008

The management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projection of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2007.

Management excluded from its assessment internal control over financial reporting at two recently acquired businesses:

Islanders Bank

Banner Corporation acquired San Juan Financial Holding Company and its wholly-owned subsidiary, Islanders Bank, on May 1, 2007.  San Juan Financial Holding Company was merged into Banner Corporation, and Islanders Bank continued operations as a subsidiary of Banner Corporation.

Islanders Bank had total assets of $175.7 million as of December 31, 2007, representing 3.9% of Banner Corporation’s total assets.  It had total revenues of $6.0 million for the period from May 1, 2007 to December 31, 2007, representing 3.4% of Banner Corporation’s total revenues for the year ended December 31, 2007.

NCW Community Bank

Banner Corporation acquired NCW Community Bank on October 10, 2007, and merged it into Banner Bank.

The NCW portion of Banner Bank’s total assets at December 31, 2007 was $97.3 million, representing 2.2% of Banner Corporation’s total assets. It had total revenues of $1.0 million for the period from October 10, 2007 to December 31, 2007, representing 0.6% of Banner Corporation’s total revenues for the year ended December 31, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their attestation report that is included herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

 A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries, as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

As described in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted new principles of accounting for financial instruments in accordance with Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, and Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

As described in Note 20 to the consolidated financial statements, effective January 1, 2006, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

As discussed in Note 2 to the consolidated financial statements, the Company restated its 2006 and 2005 consolidated financial statements.

/s/Moss Adams LLP

Moss Adams LLP
Spokane, Washington
March 14, 2008

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (In thousands, except shares)
December 31, 2007 and  2006

ASSETS	2007	2006
		Restated

Cash and due from banks	$98,430	$73,385
Securities at fair value, cost $204,279 and $0, respectively;
encumbered $0 and $0, respectively	202,863	--
Securities available for sale, cost $0 and $230,189, respectively;
encumbered $0 and $27,107, respectively	--	226,153
Securities held to maturity, fair value $55,010 and $49,008, respectively	53,516	47,872

Federal Home Loan Bank stock	37,371	35,844
Loans receivable:
Held for sale, fair value $4,680 and $5,136	4,596	5,080
Held for portfolio	3,805,021	2,960,910
Allowance for loan losses	(45,827)	(35,535)
	3,763,790	2,930,455

Accrued interest receivable	24,980	23,272
Real estate owned, held for sale, net	1,867	918
Property and equipment, net	98,098	58,003
Goodwill and other intangibles, net	137,654	36,287
Deferred income tax asset, net	--	7,533
Income taxes receivable	1,610	--
Bank-owned life insurance	51,483	38,527
Other assets	20,996	17,317
	$4,492,658	$3,495,566
LIABILITIES
Deposits :
Non-interest-bearing	$484,251	$332,372
Interest-bearing transactions and savings accounts	1,288,112	905,746
Interest-bearing certificates	1,848,230	1,556,474
	3,620,593	2,794,592

Advances from Federal Home Loan Bank (FHLB)	--	177,430
Advances from Federal Home Loan Bank at fair value	167,045	--
Other borrowings	91,724	103,184
Junior subordinated debentures (issued in connection with Trust Preferred Securities)	--	123,716
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	113,270	--
Accrued expenses and other liabilities	48,189	36,888
Deferred compensation	11,396	7,025
Deferred income tax liability, net	2,595	--
Income taxes payable	--	2,124
	4,054,812	3,244,959
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued	--	--
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 16,266,149 shares issued: 16,025,768 shares and 12,073,889 shares outstanding at December 31, 2007 and December 31, 2006, respectively	300,486	137,981
Retained earnings	139,636	117,754
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale and/or transferred to held to maturity	(176)	(2,852)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 and 240,381 restricted shares outstanding at December 31, 2007 and December 31, 2006, respectively	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(7,960)	(7,262)
Liability for common stock issued to deferred, stock related, compensation plans	7,847	6,973
	(113)	(289)
	437,846	250,607
	$4,492,658	$3,495,566

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for per share data)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
INTEREST INCOME:		Restated	Restated

Loans receivable	$281,135	$227,661	$165,398
Mortgage-backed securities	5,832	7,860	13,336
Securities and cash equivalents	8,342	7,498	11,426
	295,309	243,019	190,160
INTEREST EXPENSE:
Deposits	129,420	89,987	52,253
FHLB advances	4,168	14,354	21,906
Other borrowings	3,214	3,744	1,765
Junior subordinated debentures	8,888	8,029	5,453
	145,690	116,114	81,377

Net interest income before provision for loan losses	149,619	126,905	108,783

PROVISION FOR LOAN LOSSES	5,900	5,500	4,903
Net interest income	143,719	121,405	103,880

OTHER OPERATING INCOME:
Deposit fees and other service charges	16,573	11,417	9,476
Mortgage banking operations	6,270	5,824	5,647
Loan servicing fees	1,830	1,299	1,452
Miscellaneous	2,336	1,970	1,271
	27,009	20,510	17,846

Gain (loss) on sale of securities	--	65	(7,302)
Net change in valuation of financial instruments carried at fair value	11,574	--	--
Total other operating income	38,583	20,575	10,544

OTHER OPERATING EXPENSES:
Salary and employee benefits	75,975	65,116	60,151
Less capitalized loan origination costs	(10,683)	(11,448)	(9,813)
Occupancy and equipment	20,953	15,938	13,794
Information/computer data services	7,297	5,120	4,782
Payment and card processing expenses	5,415	3,714	2,523
Professional services	3,207	2,503	3,012
Advertising & marketing	8,310	7,441	6,503
State business and use taxes	1,993	1,523	1,305
Amortization of core deposit intangibles	1,881	30	87
FHLB prepayment penalties	--	--	6,077
Insurance recovery, net proceeds	--	(5,350)	--
Miscellaneous	13,141	9,794	9,127
Total other operating expenses	127,489	94,381	97,548

Income before provision for income taxes	54,813	47,599	16,876

PROVISION FOR INCOME TAXES	17,890	16,055	4,896

NET INCOME	$36,923	$31,544	$11,980

Earnings per common share (see Note 28)
Basic	$2.53	$2.65	$1.04
Diluted	$2.49	$2.58	$1.00
Cumulative dividends declared per common share	$0.77	$0.73	$0.69

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
		Restated	Restated

NET INCOME	$36,923	$31,544	$11,980

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $0, $(59) and $(3,576)	--	(109)	(6,642)
Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $0, $23 and $(2,556)	--	(42)	4,746
Amortization of unrealized gain on securities transferred from available-for-sale to held-to-maturity net of deferred income tax of $0, $0 and $0, respectively	53	35	48
Other comprehensive income (loss)	53	(116)	(1,848)

COMPREHENSIVE INCOME	$36,976	$31,428	$10,132

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2007 (Restated)	$137,981	$117,754	$(2,852)	$(1,987)	$(289)	$250,607

Net income		36,923				36,923

Cumulative effect of early adoption of SFAS Nos. 157 & 159 Fair Value Option		(3,520)	2,623			(897)

Amortization of discount on securities transferred from available for sale to held to maturity, net of income taxes			53			53

Cash dividend on common stock ($.77/share cumulative)		(11,521)				(11,521)

Purchase and retirement of common stock	(2,116)					(2,116)

Proceeds from issuance of common stock for exercise of stock options	1,715					1,715

Proceeds from issuance of common stock for stockholder reinvestment program	37,579					37,579

Net issuance of stock through employees’ stock plans, including tax benefit	58					58

Acquisitions:
Shares issued to the shareholders of F&M Bank (“F&M”)	77,993					77,993
Shares issued to the shareholders of San Juan Financial Holding Company (“SJFHC”)	35,134					35,134
Shares issued to the shareholders of NCW Community Bank (“NCW”)	11,773					11,773

Amortization of compensation related to MRP					159	159

Forfeiture of MRP stock					17	17

Amortization of compensation related to stock options	369					369

BALANCE, December 31, 2007	$300,486	$139,636	$(176)	$(1,987)	$(113)	$437,846

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2006 (Restated)	$131,598	$94,950	$(2,736)	$(2,480)	$(475)	$220,857

Net income (Restated)		31,544				31,544

Change in valuation of securities available for sale, net of income taxes			(116)			(116)

Cash dividend on common stock ($.73/share cumulative)		(8,740)				(8,740)

Purchase and retirement of common stock	(2,448)					(2,448)

Proceeds from issuance of common stock for exercise of stock options	4,467					4,467

Tax benefits realized from equity-based compensation	1,807					1,807

Proceeds from issuance of common stock for stockholder reinvestment program	122					122

Net issuance of stock through employees’ stock plans, including tax benefit	1,882			493		2,375

Amortization of stock option expense	553					553

Amortization of stock option expense					186	186

BALANCE, December 31, 2006 (Restated)	$137,981	$117,754	$(2,852)	$(1,987)	$(289)	$250,607

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands)
For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
BALANCE, January 1, 2005 (As Previously Reported)	$127,460	$92,327	$(888)	$(3,096)	$(583)	$215,220

Cumulative ESOP tax expense		(1,369)				(1,369)
Tax benefit from prior periods	360					360
Balances, January 1, 2005 (Restated)	127,820	90,958	(888)	(3,096)	(583)	214,211

Net income (Restated)		11,980				11,980

Change in valuation of securities available for sale, net of income taxes			(1,848)			(1,848)

Cash dividend on common stock ($.69/share cumulative)		(7,988)				(7,988)

Purchase and retirement of common stock	(3,076)					(3,076)

Proceeds from issuance of common stock for exercise of stock options	4,418					4,418

Tax benefits realized from equity-based compensation	665					665

Net issuance of stock through employees’ stock plans, including tax benefit	1,771			616	(76)	2,311

Amortization of compensation related to MRP					184	184

BALANCE, December 31, 2005 (Restated)	$131,598	$94,950	$(2,736)	$(2,480)	$(475)	$220,857

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

COMMON STOCK, NUMBER OF SHARES ISSUED, BEGINNING OF PERIOD	12,314	12,082	11,857

Purchase and retirement of common stock	(69)	(66)	(107)
Issuance of common stock for bank acquisitions	2,932	--	--
Issuance of common stock for exercised stock options and/or employee stock plans	93	295	332
Issuance of common stock for stockholder reinvestment program	996	3	--
Number of shares (retired) issued during the period	3,952	232	225

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	16,266	12,314	12,082

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(300)	(375)
Adjustment of earned shares	--	60	75
Number of shares, end of period	(240)	(240)	(300)

NET SHARES OUTSTANDING	16,026	12,074	11,782

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
OPERATING ACTIVITIES:		Restated	Restated
Net income	$36,923	$31,544	$11,980
Adjustments to reconcile net income to net cash provided by operating activities:		--	--
Depreciation	8,233	6,081	4,946
Deferred income and expense, net of amortization	(1,359)	(1,273)	2,843
Loss (gain) on sale of securities	1,504	(65)	7,302
Net change in valuation of financial instruments carried at fair value	(13,078)	--	--
Purchases of securities at fair value	(53,300)	--	--
Principal repayments and maturities of securities at fair value	35,268	--	--
Proceeds from sales of securities at fair value	76,462	--	--
Deferred taxes	4,922	155	(698)
Equity-based compensation	528	739	184
Tax benefits realized from equity-based compensation	(58)	(1,882)	(860)
Increase in cash surrender value of bank-owned life insurance	(1,979)	(1,597)	(1,559)
Loss (gain) on sale of loans, excluding capitalized servicing rights	(5,489)	(4,182)	(5,145)
Loss (gain) on disposal of real estate held for sale and property and equipment	(244)	(638)	(72)
Provision for losses on loans and real estate held for sale	5,900	5,500	4,910
FHLB stock (dividend) reversal	--	--	29
Origination of loans held for sale	(392,170)	(442,683)	(399,638)
Proceeds from sales of loans held for sale	392,654	442,382	397,004
Net change in:
Other assets	(303)	(2,109)	(5,970)
Other liabilities	(3,441)	11,771	4,467
Net cash provided by operating activities	90,973	43,743	19,723

INVESTING ACTIVITIES:
Purchases of available for sale securities	--	(7,435)	(32,503)
Principal repayments and maturities of available for sale securities	--	37,983	106,167
Proceeds from sales of available for sale securities	--	3,065	202,725
Purchases of held to maturity securities	(6,707)	(508)	(2,446)
Principal repayments and maturities of held to maturity securities	980	3,521	1,335
Origination of loans, net of principal repayments	(215,173)	(478,416)	(322,804)
Purchases of loans and participating interest in loans	(23,137)	(44,506)	(22,572)
Purchases of property and equipment, net	(27,396)	(13,426)	(16,048)
Proceeds from sale of real estate held for sale, net	3,245	790	2,395
Net cash acquired in mergers	(10,603)	--	--
Other	(299)	(660)	(372)
Net cash used by investing activities	(279,090)	(499,592)	(84,123)

FINANCING ACTIVITIES
Increase in deposits	266,159	471,279	397,404
Proceeds from FHLB advances	266,335	1,822,400	2,629,020
Repayment of FHLB advances	(312,418)	(1,910,000)	(2,947,548)
Proceeds from issuance of junior subordinated debentures	25,774	25,774	25,774
Investment in trust securities related to junior subordinated debentures	(774)	(774)	(774)
Repayment of trust securities related to junior subordinated debentures	(25,774)	--	--
Increase (decrease) in repurchase agreement borrowings, net	(26,359)	7,676	(11,075)
Increase (decrease) in other borrowings, net	(6,316)	(1,341)	39,808
Cash dividends paid	(10,599)	(8,551)	(7,846)
Repurchases of stock, net of forfeitures	(2,099)	(2,448)	(3,076)
Tax benefits realized from equity-based compensation	58	1,882	860
ESOP shares earned	--	2,300	2,116
Cash proceeds from issuance of stock- net of registration costs	37,460	122	--
Exercise of stock options	1,715	4,467	4,418
Net cash provided by financing activities	213,162	412,786	129,081

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	25,045	(43,063)	64,681

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	73,385	116,448	51,767
CASH AND DUE FROM BANKS, END OF PERIOD	$98,430	$73,385	$116,448

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)
(continued from prior page)

	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$142,912	$108,595	$79,212
Taxes paid	14,174	10,142	9,385
Non-cash transactions:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned	4,258	1,017	1,064
Net change in accrued dividends payable	922	189	142
Stock issued to MRP	--	--	76
Change in other assets/liabilities	1,705	1,810	3,159

Cash paid out in acquisitions	33,161	--	--
Fair value of assets acquired	791,714	--	--
Liabilities assumed in acquisition	633,614	--	--
Stock based consideration issued for acquisition	125,019	--	--
Adoption of SFAS Nos. 157 and 159:
Securities available for sale transferred to fair value	226,153	--	--
FHLB advances adjustment to fair value	678	--	--
Junior subordinated debentures including unamortized origination costs adjustment to fair value	2,079	--	--
Deferred tax asset related to fair value adjustments	504	--	--

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Banner Corporation (the Company) a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2007, its 81 branch offices and 12 loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).  As of December 31, 2007, Banner Corporation had total consolidated assets of $4.5 billion, total deposits of $3.6 billion and total stockholders’ equity of $438 million

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, other borrowings and junior subordinated debentures.  Net interest income is primarily a function of the Company’s interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. Net income is also significantly affected by provisions for loan losses and the level of other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans, as well as non-interest operating expenses and income tax provisions.  For 2007, the Company’s net income was also significantly impacted by a substantial net change in the value of financial instruments carried at fair value.  As more fully explained below, the Company’s net interest income before provision for loan losses increased $22.7 million for the year ended December 31, 2007, compared to the prior year, primarily as a result of significant growth in interest-earning assets and interest-bearing liabilities, including growth resulting from three acquisitions (see Notes 3 and 5), and as a result of changes in the mix of both interest-earning assets and interest-bearing liabilities.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany transactions, profits and balances have been eliminated.

Use of Estimates:  The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition in the accompanying notes.  Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s financial statements.  These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan and lease losses and the valuation of financial investments carried at fair value, goodwill, mortgage servicing rights, and real estate held for sale.  Management believes that the judgments, estimates and assumptions used in the preparation of the Company’s financial statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of the Company’s financial statements to the critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations and financial condition.

Securities: Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity.  Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.  Securities at fair value are also available for future liquidity requirements and may be sold prior to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses.  Securities available for sale are recorded at fair value.  Unrealized gains and losses on securities classified as available for sale and accounted for under the provisions of SFAS No. 115 are excluded from earnings and are reported net of tax as accumulated other comprehensive income, a component of stockholders’ equity, until realized.  Securities at fair value are also recorded at fair value.  Unrealized holding gains and losses on securities at fair value and accounted for under the provisions of SFAS No. 159 (at fair value) are included in earnings.  (See Note 9 for a more complete discussion of SFAS No. 159.)  Declines in the fair value of securities classified as held to maturity or available for sale below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

Investment in FHLB Stock:  The Banks’ investments in Federal Home Loan Bank stock are carried at par value ($100 per share), which reasonably approximates its fair value.  As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.  The FHLB announced in December 2004, that it would not repurchase any stock until further notice.  On April 5, 2005, the FHLB of Seattle submitted a proposed business and capital plan to its regulator, the Federal Housing Finance Board (Finance Board).  In May 2005, the Finance Board accepted the FHLB of Seattle’s three-year plan.  To meet the Finance Board's conditions under the three-year plan, the FHLB of Seattle's board adopted a resolution that suspended dividends on all classes of stock.  In December 2006, the FHLB of Seattle removed this dividend restriction and resumed paying dividends, although at a much lower level than in earlier years.  The Banks received dividend income on FHLB stock totaling $222,000 and $36,000 for the years ended December 31, 2007 and 2006, respectively.  In January 2007, the FHLB of Seattle announced that its regulator, the Finance Board, had terminated its written plan.  The termination of the written plan does not affect the resolution adopted by the FHLB Seattle's Board of Directors to continue its restrictions on Class B stock repurchases and limit dividends to 50 percent of year-to-date GAAP net income, except with the prior written approval of the Finance Board's Director of the Office of Supervision.

Loans Receivable:  The Banks originate residential mortgage loans for both portfolio investment and sale in the secondary market.  At the time of origination, mortgage loans are designated as held for sale or held for investment.  Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis.  Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  The Banks also originate construction and land, commercial and multifamily real estate, commercial, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums.  Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

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

The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance.  Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in the Banks’ loan portfolios including evaluation of historical trends, current market conditions and other relevant factors identified by management at the time the financial statements are prepared.  The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances.  Loss factors are based on the Company’s historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  The unallocated allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

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

Real Estate Held for Sale: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of estimated fair value, less cost to sell, or the carrying value of the defaulted loan.  Development, improvement and direct holding costs relating to the property are capitalized.  The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value.  Gains or losses at the time the property is sold are charged or credited to operations in the period in which they are realized.  The amounts the Banks will ultimately recover from real estate held for sale may differ substantially from the carrying value of the assets because of market factors beyond the Banks’ control or because of changes in the Banks’ strategies for recovering the investment.

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

Goodwill and Other Intangible Assets:  Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company.  The excess cost over fair value of net assets acquired consists of goodwill and core deposit premiums.  Prior to January 1, 2003, the Company’s goodwill was being amortized using the straight-line method over 14 years.  Other intangible assets are amortized over their estimated useful lives.  Core deposit premiums (intangibles) from the three most recent acquisitions are being amortized on an accelerated basis over an eight-year time frame.  As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill relating to past and future acquisitions but provided for annual impairment analysis.  See further discussion in Note 24.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, balance outstanding, loan type, age and remaining term, and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche.  If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Derivative Instruments:  In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The Company adopted SFAS No. 133 effective January 1, 2001.  Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index.  Such derivatives include “forwards,” “futures,” “options” or “swaps.”  The Company and the Banks generally have not invested in “off-balance-sheet” derivative instruments, although investment policies authorize such investments.  However, as a result of the acquisition of F&M, the Company became a party to approximately $23.0 million ($20.4 million as of December 31, 2007) in notional amounts of interest rate swaps.  These swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps.  The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans.  On December 31, 2007, the Company had recorded $1.2 million in other liabilities for the fair value of these swaps (see Note 32, “Interest Rate Swaps”).  Further, as a part of mortgage banking activities, the Company issues “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans.  While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with SFAS No. 133, as amended.  Accordingly, on December 31, 2007, the Company recorded in other assets an asset for $8,000 related to rate locks issued and recorded in other liabilities a liability of $8,000 related to rate locks received.  These amounts represent the estimated market value of those commitments.  On December 31, 2007, the Company and the Banks had no other investment-related off-balance-sheet derivatives.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Banks, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Banks do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Employee Stock Ownership Plan:  The Company loaned the Employees Stock Ownership Plan (ESOP) the funds necessary to fund the purchase of 8% of the Company’s initial public offering of common stock.  The loan to the ESOP is repaid principally from the Company’s contribution to the ESOP, and the collateral for the loan is the Company’s common stock purchased by the ESOP.  Annually, in consultation with the Company’s directors, the ESOP’s trustees determine if the contribution will be used to make a payment on the loan or purchase shares in the open market.  When the contribution is used to repay debt, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants’ accounts.  When shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations.  When the contribution is used to purchase shares in the open market, compensation expense is recorded in the amount of the contribution.  Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts.  Dividends on unallocated shares are used to fund a portion of the Company’s contribution to the ESOP (see additional discussion in Note 19).

Equity-Based Compensation:  At December 31, 2007, the Company had the following stock-based employee/director compensation plans:  a stock grant plan (the 1996 Management Recognition and Development Plan), three stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan) and the Banner Corporation Long-Term Incentive Plan.  These plans are described more fully in Note 20.

The 1996 Management Recognition and Development Plan (MRP), a restricted stock grant plan, values shares awarded at their fair value, which is their intrinsic value on the date of the award grant.  The expense of the award grants are accrued ratably over the five-year vesting period from the date of each award.

Stock Option Plans:  Prior to January 1, 2006, the Company accounted for its stock option plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based compensation expense, related to options, was recognized in the Consolidated Statements of Income for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Revised 2004) (“SFAS 123(R)”) using the modified-prospective-transition method.  Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Results for prior periods have not been restated with respect to the adoption of this standard.  As a result of adopting SFAS 123(R), on January 1, 2006, the Company’s stock-based compensation expense for the years ended December 31, 2007 and 2006 was $369,000 and $553,000, respectively.

Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The prior period Consolidated Statement of Cash Flows for the year ended December 31, 2005 reflect the reclassification of excess tax benefits as financing cash inflows that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

As discussed above, results for 2005 and earlier periods have not been restated to reflect the effects of implementing SFAS 123(R).  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock options granted under the Company’s stock option plans for the year ended December 31, 2005.  For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ graded vesting periods (in thousands, except per share amounts).

Year Ended December 31

2005
Net income attributable to common stock:	Restated
Basic:
As reported	$11,980
Pro forma	10,973
Diluted:
As reported	$11,980
Pro forma	10,973
Net income per common share:
Basic:
As reported	$1.04
Pro forma	0.95
Diluted:
As reported	$1.00
Pro forma	0.92

The Banner Corporation Long-Term Incentive Plan was initiated in June 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of the Company’s common stock (the excess of the fair market value of a share of the Company’s common stock on the date of vesting over the fair market value of such share on the date granted) plus dividends declared on the Company’s common stock and changes in Banner Bank’s average earnings rate.  Under SFAS 123(R), awards granted through the plan are considered stock appreciation rights (SARs).  Under SFAS 123(R) the Company is required to remeasure the fair value of a SAR each reporting period until the award is settled and compensation expense must be recognized each reporting period for changes in the SAR’s fair value and vesting.

Wholesale Repurchase Agreements:  The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the dollar amount of securities underlying the agreements remains in the respective asset accounts.  Those securities are classified as encumbered.  (See Note 16.)

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

Reclassification:  Certain reclassifications have been made to the prior periods’ consolidated financial statements and/or schedules to conform to the current period’s presentation.  These reclassifications may have affected certain ratios for the prior periods.  These reclassifications had no effect on retained earnings or net income as previously presented and the effect of these reclassifications is considered immaterial.

Note 2:  RESTATEMENT UNDER SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN (SAB) 108

In connection with our reviewing our previous accounting for the tax (benefits) provisions related to stock-based compensation for our ESOP share releases, exercises of non-qualified stock options and distributions of stock from deferred compensation plans, we determined there were net immaterial errors in the reporting in prior period financial statements.  These errors resulted in the understatement of our previously reported income tax provisions as a result of the difference between the tax and book accounting basis for ESOP share releases to individual participants, as well as benefits to stockholders’ equity from the release of the Company’s shares of common stock in connection with the exercise of stock options or deferred compensation distributions.  The effects of these adjustments are increases of $619,000 and $464,000 in the provisions for income taxes for the years ended December 31, 2006 and 2005, respectively, as well as a cumulative reduction of $2.4 million in retained earnings and increases of $2.8 million and $380,000, respectively, in common stock (paid-in capital) and total stockholders’ equity as of December 31, 2006.

We concluded that while the amounts related to individual years were immaterial, in the aggregate they resulted in cumulative adjustments that the Board of Directors and management felt required the restatement of previously reported financial statements that are shown for comparative purposes in these financial statements.  The restatement has had no impact on management’s previous conclusions regarding the effectiveness of internal controls over financial reporting and disclosure controls and procedures for the years ended December 31, 2006 and 2005.

The following tables summarize the impact of the restatement discussed above on the previously issued Consolidated Financial Statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005 (dollars in thousands).
	Year Ended December 31, 2006			Year Ended December 31, 2005			December 31, 2004 (January 31, 2005)
	As Previously Reported Rate	Adjustment	Restated	As Previously Reported Rate	Adjustment	Restated	As Previously Reported Rate	Adjustment	Restated
Consolidated Statement of Financial Condition

Income taxes payable	$2,504	$(380)	$2,124

Common stock	135,149	2,832	137,981
Retained earnings	120,206	(2,452)	117,754

Total stockholders’ equity	250,986	380	250,607

Consolidated Statements of Income

Provision for income taxes	$15,436	$619	$16,055	$4,432	$464	$4,896
Net income	32,163	(619)	31,544	12,444	(464)	11,980

Earnings per common share
Basic	$2.70	$(0.05)	$2.65	$1.08	$(0.04)	$1.04
Diluted	$2.63	$(0.05)	$2.58	$1.04	$(0.04)	$1.00

Consolidated Statements of Comprehensive Income

Net income	$32,163	$(619)	$31,544	$12,444	$(464)	$11,980
Comprehensive income	32,047	(619)	31,428	10,596	(464)	10,132

Consolidated Statements of Changes in Stockholders’ Equity

Net income	$32,163	$(619)	$31,544	$12,444	$(464)	$11,980
Tax benefit from exercise of stock options and other stock based deferred compensation	--	1,807	1,807	--	665	665
Common stock	135,149	2,832	137,981	130,573	1,025	131,598	$127,460	$360	$127,820
Retained earnings	120,206	(2,452)	117,754	96,783	(1,833)	94,950	92,327	(1,369)	90,958

Consolidated Statements of Cash Flows

Operating activities
Net income	$32,163	$(619)	$31,544	$12,444	$(464)	$11,980
Tax benefits realized from equity-based compensation	(75)	(1,807)	(1,882)	(195)	(665)	(860)
Net change in other liabilities	11,001	619	11,620	4,003	464	4,467

Financing activities
Tax benefits from equity-based compensation	75	1,807	1,882	195	665	860

Note 3:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Sale of $25 Million of Trust Preferred Securities: On July 31, 2007, the Company completed the issuance of $25.8 million of junior subordinated debentures in connection with a private placement of a similar amount of trust preferred securities.  The trust preferred securities were issued by Banner Capital Trust VII, a special purpose business trust formed by Banner Corporation, and sold to pooled investment vehicles sponsored by various investment banking firms.  The debentures are recorded as a liability on the consolidated statements of financial condition and, though subject to limitation under Federal Reserve guidelines, all of the trust preferred securities currently qualify as Tier 1 capital for regulatory capital purposes.  The proceeds from this offering are expected to be used primarily to fund growth, including acquisitions, or may also be used to fund the Company’s stock repurchase program and other general corporate purposes as necessary.  Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions.  The holders of the trust preferred securities and debentures are entitled to receive cumulative cash distributions at a variable annual rate, with a current interest rate of 6.7375%, reset quarterly equal to three month LIBOR plus 1.38%.  The Company’s previously issued trust preferred securities and debentures have similar reset provisions but carry different spreads to LIBOR and interest rates than this issuance.  At December 31, 2007, the interest rates on the other trust preferred securities ranged from 6.56% to 8.59%.  In accordance with Financial Interpretation No. (FIN) 46, the trusts are not consolidated with the Company’s financial statements.  Since January 1, 2007, the Company’s junior subordinated debentures are being recorded at fair value.

Early redemption of $25 million of Trust Preferred Securities:  Effective April 22, 2007, the Company repaid $25.8 million of junior subordinated debentures (debentures) issued in connection with Banner Capital Trust I as provided for under the early redemption provisions of the governing indenture at a price of 100% of the outstanding principal balance.  For the six months immediately prior to repayment, the interest rate on the debentures supporting Banner Capital Trust I was 9.09%.  The adjustable rate provisions of those debentures provided for changes in the interest rate every six months such that the rate would be equal to six month LIBOR plus 3.70%.  The cash required to redeem the debentures came from the Company’s general operating funds.

Issuance of Shares through Dividend Reinvestment and Direct Stock Purchase and Sale Plan and Exercise of Options:  During the year ended December 31, 2007, the Company added to it’s capital structure by issuing 995,590 new shares of its common stock at an average net price of $37.75 through its Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  In addition, the Company issued a net 82,318 shares in connection with the exercise of vested stock options, and in the fourth quarter of the year ended December 31, 2007 the Company purchased 57,800 shares of its stock on the open market.  This combined stock issuance and the stock repurchase provided a net $37.2 million increase in capital during the year ended December 31, 2007.

Acquisition of F&M Bank, San Juan Financial Holding Company and NCW Community Bank:  The Company completed the acquisitions of F&M Bank (F&M) and San Juan Financial Holding Company (SJFHC) effective May 1, 2007, and NCW Community Bank (NCW) effective October 10, 2007.  SJFHC was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner Corporation.  F&M and NCW merged into Banner Bank upon acquisition and now operate under the Banner Bank name.  The financial results for the year ended December 31, 2007 include the assets, liabilities and results of operations for all three of the acquired companies from their respective acquisition dates of May 1, 2007 and October 10, 2007.

Sale of $25 Million of Trust Preferred Securities:  In December 2006, the Company completed the issuance of $25.8 million of junior subordinated debentures (debentures) in connection with a private placement of pooled trust preferred securities.  The trust preferred securities were issued by Banner Capital Trust VI, a special purpose business trust formed by the Company.  The debentures have been recorded as a liability on the consolidated statements of financial condition and, subject to limitation under current Federal Reserve guidelines, a portion of the trust preferred securities qualify as Tier 1 capital for regulatory capital purposes.  The proceeds from this offering have been retained by the Company to provide future flexibility with respect to regulatory capital requirements.  Under the terms of the transaction, the trust preferred securities and debentures have a maturity of 30 years and are redeemable after five years with certain exceptions.  The holder of the trust preferred securities and debentures are entitled to receive cumulative cash distribution at a variable annual rate.  The interest rate is reset quarterly to equal three month LIBOR plus 1.62 or 6.56% at issuance and at December 31, 2006.  The Company’s previously issued trust preferred securities have similar provisions but carry different interest rates than this most recent issuance, ranging from 6.94% to 9.09% at December 31, 2006.  In accordance with Financial Interpretation No. (FIN) 46, the trusts are not consolidated with the Company’s financial statements.

Insurance Recovery:  In June 2006, Banner Corporation announced that it had reached a $5.5 million insurance settlement relating to losses incurred in 2001.  The net amount of the settlement, after costs, resulted in a $5.4 million credit to other operating expenses and contributed approximately $3.4 million, or $0.28 per share, to second quarter earnings and earnings for the year ended December 31, 2006.

Balance Sheet Restructuring:  Late in the fourth quarter of 2005, the Company completed a balance-sheet restructuring designed to pay down high interest rate FHLB borrowings and reduce the size of the investment portfolio.  To effect the restructuring, the Company sold $207 million of securities at a $7.3 million net loss before tax and used a portion of the proceeds of the sale to prepay $142 million of high-cost, fixed-term FHLB of Seattle borrowings, incurring pre-tax prepayment penalties of $6.1 million.  The remainder of the proceeds was applied to repay other relatively high-cost short-term borrowings from the FHLB of Seattle.  The total cost of the transactions was $13.4 million, with a tax benefit of $4.8 million, resulting in an after-tax cost of $8.6 million or $0.72 per diluted share.

Branch Expansion:  Over the past three years the Company has invested significantly in expanding Banner Bank’s branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington.  This branch expansion is a significant element in the Company’s strategy to grow loans, deposits and customer relationships.  This emphasis on growth has resulted in an elevated level of operating expenses; however, management believes that over time these new branches should help improve profitability by providing low cost core deposits which will allow Banner Bank to proportionately reduce higher cost borrowings as a source of funds.  From March 2004 through December 2007, Banner Bank has opened 26 new branch offices, relocated eight additional branch offices and significantly refurbished its main office in Walla Walla.  The Company is committed to continuing this branch expansion strategy for the next two to three years and has plans and projects in process for three new offices expected to open in the next twelve months and is exploring other opportunities which likely will result in additional new offices in 2009 and 2010.

Long-Term Incentive Plan:  In June 2006, the Company’s Board of Directors adopted the Banner Corporation Long-Term Incentive Plan (the Plan) effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of, and dividends declared on, Company stock and changes in the Banner Bank’s average earnings rate.  The primary objective of the Plan is for executives who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Although the Plan benefits are tied to the value of Company stock, the Plan benefit is paid in cash rather than Company stock.  Detailed information with respect to the plan was disclosed on a Form 8-K filed with SEC on July 19, 2006.  (See Note 20.)

Note 4:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Recently Adopted Accounting Standards:  Banner Corporation elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement.  The Company made this election to allow more flexibility with respect to the management of our investment securities, wholesale borrowings and interest rate risk position in future periods.

Upon adoption of SFAS No. 159, the Company selected fair value measurement for all of its “available for sale” investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007.  The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings.  While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total stockholders’ equity was $897,000 on January 1, 2007.  Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in earnings in subsequent financial reporting periods.  As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, the Company recorded a net gain of $11.6 million ($7.4 million after tax) for the year ended December 31, 2007.  (For further information, see Note 9 of the Selected Notes to the Consolidated Financial Statements.)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  On January 1, 2007, the Company adopted FIN 48.  Currently, the Company is subject to United States federal income tax and income tax of the States of Idaho and Oregon.  The years 2004 through 2006 remain open to examination for federal and state income taxes.  As of January 1, 2007 and December 31, 2007, the Company believes it had insignificant unrecognized tax benefits or uncertain tax positions.  In addition, the Company had no material accrued interest or penalties as of January 1, 2007 or December 31, 2007.  It is our policy to record interest and penalties as a component of income tax expense.  The amount of interest and penalties for the year ended December 31, 2007 was also immaterial.  The adoption of this accounting standard did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements: In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets.  This statement became effective for the Company on January 1, 2007.  The adoption of SFAS No. 156 has not had a material impact on the Company’s financial condition or results of operations.

Note 5:  ACQUISITIONS OF F&M BANK, SAN JUAN FINANCIAL HOLDING COMPANY AND NCW COMMUNITY BANK

On May 1, 2007, the Company completed the acquisition of F&M Bank, Spokane, Washington, in a stock and cash transaction valued at approximately $98.1 million, with $19.4 million of cash and 1,773,402 shares of Banner Corporation common stock, for 100% of the outstanding common shares of F&M Bank.  F&M Bank was merged into Banner Bank and the results of its operations are included in those of Banner Bank starting in the quarter ended June 30, 2007.  The purchase of F&M allowed the Company to immediately expand Banner Bank’s franchise in the Spokane, Washington area, the fourth largest metropolitan market in the Pacific Northwest, by the addition of 13 branches and one loan office.

The acquisition was accounted for as a purchase in accordance with SFAS No. 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table:

	May 1, 2007
	(in thousands)
Cash paid to F&M’s shareholders	$19,404
Total value of Banner Corporation common stock exchanged with F&M shareholders	78,030
Transaction closing costs	680
Total purchase price		$98,114

Allocation of purchase price:
F&M shareholders’ equity	$32,849
Estimated adjustments to adjust assets and liabilities to fair value
Loans	(195)
Premises and equipment	3,315
Core deposit intangible	10,867
Deposits	(336)
Deferred taxes, net	(4,916)
Estimated fair value of net assets acquired		41,584
Goodwill resulting from acquisition		$56,530

May 1, 2007
The fair value of the assets and liabilities of F&M at the date of acquisition	(in thousands)
Cash	$12,056
Securities available for sale	6,768
Federal funds sold	137
Loans, net of allowance for loan losses of $4,528	389,290
Premises and equipment-net	11,872
Bank-owned life insurance (BOLI)	8,662
Other assets	18,396
Goodwill	56,530
Total assets acquired	503,711

Deposits	(348,822)
Advances from FHLB	(20,000)
Federal funds purchased and other borrowings	(19,625)
Other liabilities	(17,150)
Total liabilities assumed	(405,597)
Net assets acquired	$98,114

On May 1, 2007, the Company completed the acquisition of San Juan Financial Holding Company, the parent company of Islanders Bank, Friday Harbor, Washington, in a stock and cash transaction valued at approximately $41.6 million, with $6.2 million of cash and 819,209 shares of Banner common stock, for 100% of the outstanding common shares of SJFHC.  SJFHC was merged into Banner Corporation and Islanders Bank has continued to operate as a separate subsidiary of Banner Corporation.  The results of its operations are included in the Company’s consolidated operations beginning in the quarter ended June 30, 2007.  The acquisition of Islanders Bank, with its three branches located in the San Juan Islands, added to Banner Corporation’s presence in the North Puget Sound region.

The acquisition was accounted for as a purchase in accordance with SFAS No. 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table.

	May 1, 2007
	(in thousands)
Cash paid to SJFHC shareholders	$6,159
Total value of Banner Corporation common stock exchanged with SJFHC shareholders	35,177
Closing costs	253
Total purchase price		$41,589

Allocation of purchase price
SJFHC shareholders’ equity	$16,782
Estimated adjustments to adjust assets and liabilities to fair value
Loans	(604)
Premises and equipment	1,800
Core deposit intangible, net increase	6,147
Deposits	37
Deferred taxes, net	(2,659)
Estimated fair value of net assets acquired		21,503
Goodwill resulting from acquisition		$20,086

May 1, 2007
The fair value of the assets and liabilities of SJFHC at the date of acquisition	(in thousands)
Cash	$7,449
Securities available for sale	26,263
Loans, net of allowance for loan losses of $1,429	116,999
Premises and equipment, net	5,756
BOLI	2,315
Other assets	8,380
Goodwill	20,086
Total assets acquired	187,248

Deposits	(124,264)
Advances from Federal Home Loan Bank	(15,726)
Other liabilities	(5,669)
Total liabilities assumed	(145,659)
Net assets acquired	$41,589

On October 10, 2007, the Company completed the acquisition of NCW Community Bank, Wenatchee, Washington, in a stock and cash transaction valued at approximately $18.5 million, with $6.5 million of cash and 339,860 shares of Banner Corporation common stock, for 100% of the outstanding common shares of NCW.  NCW was merged into Banner Bank and the results of its operations are included in Banner Bank’s consolidated operations beginning in the fourth quarter of 2007.  The acquisition of NCW added two branches to our network and significantly enhanced our presence and market share within a desirable central Washington community.

The acquisition was accounted for as a purchase in accordance with SFAS No. 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table.

	October 10, 2007
	(in thousands)
Cash paid to NCW shareholders	$6,505
Total value of Banner Corporation common stock exchanged with NCW shareholders	11,813
Closing costs	143
Total purchase price		$18,461

Allocation of purchase price
NCW shareholders’ equity	$9,601
Estimated adjustments to adjust assets and liabilities to fair value
Loans	(90)
Core deposit intangible-net increase	1,245
Deposits	(197)
Deferred taxes, net	(345)
Estimated fair value of net assets acquired		10,214
Goodwill resulting from acquisition		$8,247

October 10, 2007
The fair value of the assets and liabilities of NCW at the date of acquisition	(in thousands)
Cash	$2,916
Securities available for sale	1,200
Loans, net of allowance for loan losses of $1,319	90,522
Premises and equipment, net	3,012
Other assets	2,842
Goodwill	8,247
Total assets acquired	108,739

Deposits	(86,756)
Fed funds purchased	(1,590)
Other liabilities	(1,932)
Total liabilities assumed	(90,278)
Net assets acquired	$18,461

Additional adjustments to the purchase price allocations for each acquisition may be required, generally related to other assets and taxes.  The core deposit intangible assets shown in the tables above represent the value ascribed to the long-term deposit relationships acquired.  These intangible assets are being amortized on an accelerated basis over an estimated useful life of eight years.  The core deposit intangible assets are not estimated to have a significant residual value.  Goodwill represents the excess of the total purchase price paid for the acquired institution over the fair values of the assets acquired, net of the fair values of the liabilities assumed.  Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  No impairment losses were recognized in connection with core deposit intangibles or goodwill assets during the period from the acquisition dates to the end of the current reporting period.

The following tables present unaudited pro forma condensed results of operations for the years ended December 31, 2007 and 2006 prepared as if the acquisitions of F&M, SJFHC and NCW had occurred on January 1, 2006.  Any cost savings realized as a result of the acquisitions are not reflected in the pro forma condensed statements of income as no assurance can be given with respect to the final amount of such cost savings.  The pro forma results have been prepared for comparison purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred on January 1, 2006.

Pro Forma Financial Information – Unaudited
(in thousands except per share data)

	Year Ended December 31, 2007
		Four Months Ended April 30, 2007		9.3 Months Ended October 9, 2007	F&M Pro Forma Adjustments		SJFHC Pro Forma Adjustments		NCW Pro Forma Adjustments		Pro Forma Consolidated

	Banner	F&M	SJFHC	NCW

Net interest income before provision for loan losses	$149,619	$5,803	$2,074	$4,034	$(95)	(A)	$38	(A)	$22	(A)	$161,495
Provision for loan losses	5,900	1,028	20	155	--		--		--		7,103
Other operating income	38,583	1,375	599	158	--		(22)	(B)	--		40,693
Other operating expense	127,489	13,425	3,109	3,879	(7,341)	(C)	(937)	(D)	(1,186)	(E)	138,438
Income (loss) before provision for income taxes (benefits)	54,813	(7,275)	(456)	158	7,246		953		1,208		56,647
Provision for income taxes (benefits)	17,890	(2,612)	270	51	2,609	(F)	343	(F)	435	(F)	18,986
Net income (loss)	$36,923	$(4,663)	$(726)	$107	$4,637		$610		$773		$37,661

Basic earnings per share	$2.53										$2.40
Diluted earning per share	$2.49										$2.36

Basic weighted average shares outstanding	14,581	686	120	346	583	(G)	270	(G)	257	(G)	15,691
Diluted weighted average shares outstanding	14,383	686	120	346	583	(G)	270	(G)	257	(G)	15,948

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M, SJFHC and NCW assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition.
(C)	Reversal of merger related expenses of $7.8 million, offset by additional core deposit amortization of $470,000 assuming acquired January 1, 2006.
(D)	Reversal of merger related expenses of $1.3 million, offset by additional core deposit amortization of $320,000 assuming acquired January 1, 2006.
(E)	Reversal of merger related expenses of $1.3 million, offset by additional core deposit amortization of $137,000 assuming acquired January 1, 2006.
(F)	Income tax effect of pro forma adjustments at 36%.
(G)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M, 2.2503 to 1 for SJFHC and 0.7438 to 1 for NCW.

Pro Forma Financial Information – Unaudited
(in thousands except per share data)

	Year Ended December 31, 2006
				NCW	F&M Pro Forma Adjustments		SJFHC Pro Forma Adjustments		NCW Pro Forma Adjustments		Pro Forma Consolidated

	Banner	F&M	SJFHC

Net interest income before provision for loan losses	$126,905	$16,659	$7,073	$4,008	$333	(A)	$225	(A)	$195	(A)	$155,398
Provision for loan losses	5,500	774	42	159	--		--		--		6,475
Other operating income	20,575	4,459	1,474	147	--		(137)	(B)	--		26,518
Other operating expense	94,381	15,586	5,356	2,668	1,739	(C)	943	(C)	199	(C)	120,872
Income before provision for income taxes	47,599	4,758	3,149	1,328	(1,406)		(855)		(4)		54,569
Provision for income taxes	16,055	1,569	952	457	(506)	(D)	(308)	(D)	(1)	(D)	18,218
Net income	$31,544	$3,189	$2,197	$871	$(900)		$(547)		$(3)		$36,351

Basic earnings per share	$2.65										$2.46
Diluted earning per share	$2.58										$2.40

Basic weighted average shares outstanding	11,906	2,030	364	402	1,726	(E)	819	(E)	299	(E)	14,750
Diluted weighted average shares outstanding	12,239	2,069	364	415	1,759	(E)	819	(E)	309	(E)	15,126

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M Bank, SJFHC and NCW assuming acquired January 1, 2006.
(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition.
(C)	Core deposit amortization assuming acquired January 1, 2006.
(D)	Income tax effect of pro forma adjustments at 36%.
(E)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M, 2.2503 to 1 for SJFHC and 0.7438 to 1 for NCW.

Note 6:  CASH, DUE FROM BANKS AND CASH EQUIVALENTS

Cash, due from banks and cash equivalents consisted of the following (in thousands):
	December 31
	2007	2006
Cash on hand and due from banks	$98,120	$68,317
Cash equivalents:
Short-term cash investments	211	68
Federal funds sold	99	5,000
	$98,430	$73,385

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.

Federal regulations require depository institutions to maintain certain minimum reserve balances.  Included in cash and demand deposits were required reserves of $16.2 million and $10.8 million at December 31, 2007 and 2006, respectively.

Note 7:  SECURITIES AT FAIR VALUE AND SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities at fair value under SFAS Nos. 157 and 159 at December 31, 2007 are summarized as follows; see Note 9 for further discussion (dollars in thousands):

	Securities at Fair Value Under SFAS Nos. 157 and 159 December 31, 2007
	Amortized cost	Unrealized holding gains	Unrealized holding losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$29,857	$163	$(5)	$30,015	14.8%
Municipal bonds:
Taxable	2,010	33	--	2,043	1.0%
Tax exempt	7,099	92	(11)	7,180	3.5%
Total municipal bonds	9,109	125	(11)	9,223	4.5%

Corporate bonds	57,461	758	(2,094)	56,125	27.7%
Mortgage-backed or related securities:
FHLMC certificates	32,818	--	(438)	32,380	16.0%
FHLMC collateralized mortgage obligations	8,600	11	(40)	8,571	4.2%
Total FHLMC mortgage-backed securities	41,418	11	(478)	40,951	20.2%

GNMA certificates	2,736	2	(6)	2,732	1.4%
GNMA collateralized mortgage obligations	--	--	--	--	--
Total GNMA mortgage-backed securities	2,736	2	(6)	2,732	1.4%

FNMA certificates	41,576	54	(253)	41,377	20.3%
FNMA collateralized mortgage obligations	15,192	--	(478)	14,714	7.3%
Total FNMA mortgage-backed securities	56,768	54	(731)	56,091	27.6%

Equity securities:
FHLMC stock	1,023	761	(198)	1,586	0.8%
FNMA stock	5,893	196	--	6,089	3.0%
Other	14	37	--	51	--
	$204,279	$2,107	$(3,523)	$202,863	100.0%

Effective January 1, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), and elected to account for its portfolio of available for sale securities under that standard whereby changes in the securities’ fair value are recognized in earnings.  See Note 9 for further discussion.

Proceeds from sales of securities at fair value during the year ended December 31, 2007 were $76,462,000.  Gross gains of $2,000 and gross losses of $1,506,000 were realized on those sales.  Net unrealized holding gains of $2,691,000 were recognized on securities carried at fair value for the year ended December 31, 2007 and none for the years ended December 31, 2006 and 2005.

Note 7:  SECURITIES AT FAIR VALUE AND SECURITIES AVAILABLE FOR SALE (continued)

	Securities Available For Sale Under SFAS No. 115 December 31, 2006
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

At December 31, 2007 and 2006, the Company’s investment portfolio did not contain any securities of an issuer (other than the U.S. Government, its agencies and U.S. Government sponsored entities) which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity at those dates.

The amortized cost and estimated fair value of securities at fair value at December 31, 2007 and securities available for sale at December 31, 2006, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities at Fair Value December 31, 2007		Securities Available For Sale December 31, 2006
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value

Due in one year or less	$1,641	$1,648	$7,305	$7,266
Due after one year through five years	34,880	35,105	25,661	25,186
Due after five years through ten years	12,627	12,597	5,559	5,391
Due after ten years through twenty years	38,025	37,687	75,349	73,125
Due after twenty years	110,177	108,101	114,230	111,475
	197,350	195,138	228,104	222,443
Equity securities	6,929	7,725	2,085	3,710
	$204,279	$202,863	$230,189	$226,153

Note 8:  SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of securities held to maturity are summarized as follows (dollars in thousands):

	December 31, 2007
			Gross	Gross	Estimated
	Percent	Amortized	unrealized	unrealized	fair
	of total	cost	gains	losses	value

Municipal bonds:
Taxable	4.8%	$2,565	$35	$--	$2,600
Tax Exempt	79.8%	42,701	528	(27)	43,202
	84.6%	45,266	563	(27)	45,802

Corporate bonds	15.4%	8,250	669	--	8,919

	100.0%	$53,516	$1,232	$(27)	$54,721

	December 31, 2006
			Gross	Gross	Estimated
	Percent	Amortized	unrealized	unrealized	fair
	of total	cost	gains	losses	value

Municipal bonds:
Taxable	0.2%	$99	$1	$--	$100
Tax Exempt	83.1%	39,773	377	(86)	40,064
	83.3%	39,872	378	(86)	40,164

Corporate bonds	16.7%	8,000	844	--	8,844

Corporate bonds
	100.0%	$47,872	$1,222	$(86)	$49,008

At December 31, 2007, an aging of unrealized losses and fair value of related held-to-maturity securities were as follows (in thousands):

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal bonds	$--	$--	$11,007	$(27)	$11,007	$(27)

Management does not believe that any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment.  The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.  There were 12 and 28 held-to-maturity securities with unrealized losses at December 31, 2007 and 2006, respectively.

The amortized cost and estimated fair value of securities held to maturity at December 31, 2007 and 2006, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2007		December 31, 2006
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$507	$505	$--	$--
Due after one year through five years	9,012	9,139	4,055	4,081
Due after five years through ten years	12,717	12,857	12,235	12,259
Due after ten years through twenty years	14,844	15,015	15,830	15,977
Due after twenty years	16,436	17,205	15,752	16,691
	$53,516	$54,721	$47,872	$49,008

Note 9:  FAIR VALUE ACCOUNTING AND MEASUREMENT

The Company elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value (FV) at specified election dates.  Upon adoption of SFAS No. 159, the Company selected fair value measurement for all of our “available for sale” investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007.  The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings.  While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in the January 1, 2007 opening stockholders’ equity was $897,000 when SFAS No. 159 was adopted.

The following table details the financial instruments carried at fair value to the dates indicated (in thousands):

	Cumulative Adjustment on Adoption of SFAS 159
	January 1, 2007					December 31, 2007
	Amortized Cost	Fair Market Valuation Adjustment	Fair Value	Related Taxes	Cumulative Effect of Adoption	Amortized Cost	Fair Market Valuation Adjustment	Fair Value
Assets:
Securities available for sale reclassified to fair value	$230,189	$(4,036)	$226,153	$1,413	$(2,623)	$204,279	$(1,416)	$202,863

Liabilities:
Advances from FHLB	$177,430	$(678)	$176,752	$244	$434	$167,073	$(28)	$167,045
Junior subordinated debentures, net of unamortized
deferred origination costs	122,287	2,079	124,366	(748)	(1,331)	122,884	(9,614)	113,270
	$299,717	$1,401	$301,118	$(504)	$(897)	$289,957	$(9,642)	$280,315

Total adjustment					$(3,520)		$(11,057)

Less transfer from accumulated other comprehensive loss to retained earnings					(2,623)
Cumulative reduction of opening stockholders’ equity at January 1, 2007 upon adoption of SFAS No. 159					$(897)

Note 9:  FAIR VALUE ACCOUNTING AND MEASUREMENT (continued)

SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The Company holds fixed and variable rate interest bearing securities, investments in marketable equity securities and certain other financial instruments, which are carried at fair value.  Fair value is determined based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

The Company also carries its FHLB advances and junior subordinated debentures at fair value.  In determining the fair value of its obligations, various factors are considered including: price activity for equivalent or similar instruments, discounting the expected cash flows using market interest rates and its credit standing.

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

•
Junior subordinated debentures are priced using discounted cash flows to maturity or the next available redemption date as appropriate on the date of valuation based on recent issuances or quotes from brokers for comparable bank holding companies and are considered a Level 2 input method.

The following table outlines the net change in fair values recorded at the dates indicated (in thousands):

	Years Ended December 31

	2007		2006		2005

Assets:
Securities available for sale reclassified as carried at fair value	$1,187	$	N/A	$	N/A

Liabilities
Advances from FHLB	(651)		--		--
Junior subordinated debentures net of unamortized deferred issuance costs	11,038		--		--

Net change in fair value	$11,574	$	N/A	$	N/A

The Company has elected to continue to recognize the interest income and dividends from the securities reclassified to fair value as a component of interest income as was done in prior years when they were classified as available for sale.  Interest expense related to the FHLB advances and junior subordinated debentures continues to be measured based on contractual interest rate and reported in interest expense.  The change in fair market value of these financial instruments has been recorded as a component of other operating income.

The significant changes in fair value during the period for junior subordinated debentures are not the result of any instrument-specific credit risk, but rather of market changes in the pricing of this type of debt.  Increases in market rate spreads significantly above some of the Company’s debt rate spreads contributed to the positive fair value adjustments.  These same market rate increases also resulted in calculating the fair value adjustments out to maturity dates, instead of to call dates, on some debt.

Note 10:  ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities and cash equivalents for the periods indicated (in thousands):

	Years Ended December 31

	2007	2006	2005

Taxable interest income	$5,903	$5,375	$9,244
Tax-exempt interest income	2,075	1,930	2,045
Other stock—dividend income	142	157	166
FHLB stock—dividend income (reversal)	222	36	(29)
Total income from securities and cash equivalents	$8,342	$7,498	$11,426

Note 11:  LOANS RECEIVABLE

Loans receivable at December 31, 2007 and 2006 are summarized as follows (dollars in thousands) (includes loans held for sale):

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

Loans:
Commercial real estate	$882,523	23.2%	$596,488	20.1%
Multifamily real estate	165,886	4.4	147,311	5.0
Commercial construction	74,123	1.9	98,224	3.3
Multifamily construction	35,318	0.9	39,908	1.3
One- to four-family construction	613,779	16.1	570,501	19.2
Land and land development	497,962	13.1	402,665	13.6
Commercial business	696,350	18.3	467,745	15.8
Agricultural business, including secured by farmland	186,305	4.9	163,518	5.5
One- to four-family real estate	463,954	12.2	361,625	12.2

Consumer	93,183	2.4	50,826	1.7
Consumer secured by one- to four family	100,234	2.6	67,179	2.3
Total consumer	193,417	5.0	118,005	4.0

Total loans outstanding	3,809,617	100.0%	2,965,990	100.0%

Less allowance for loan losses	(45,827)		(35,535)

Total net loans at end of period	$3,763,790		$2,930,455

Loan amounts are net of net unearned, unamortized loan fees of $6,917,000 and $9,507,000 at December 31, 2007 and 2006, respectively.

Loans receivable includes $315,000 and $593,000 of loans at December 31, 2007 and 2006, respectively, that were more than 90 days delinquent and still on accrual of interest.

Loans serviced for others totaled $361,519,000 and $361,126,000 at December 31, 2007 and 2006, respectively. Custodial accounts maintained in connection with this servicing totaled $3,077,000 and $3,427,000 at December 31, 2007 and 2006, respectively.

The Company’s outstanding loan commitments totaled $1,134,457,000 and $1,072,983,000 at December 31, 2007 and 2006, respectively. In addition, the Company had outstanding commitments to sell loans of $20,645,000 and $22,292,000 at December 31, 2007 and 2006, respectively.

A substantial portion of the loans are to borrowers in the states of Washington, Oregon and Idaho.  Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The Company’s loans by geographic concentration at December 31, 2007 were as follows (in thousands):

	Washington	Oregon	Idaho	Other	Total
Loans:
Commercial real estate	$684,863	$119,259	$46,281	$32,120	$882,523
Multifamily real estate	127,664	11,419	4,762	22,041	165,886
Construction and land	575,571	504,125	140,276	1,210	1,221,182
Commercial business	519,556	82,873	80,001	13,920	696,350
Agricultural business, including secured by farmland	69,197	53,068	63,842	198	186,305
One-to four-family real estate	407,995	27,189	19,835	8,935	463,954

Consumer	65,102	21,252	4,069	2,760	93,183
Consumer secured by one- to four-family real estate	77,244	14,248	6,493	2,249	100,234
Total consumer	142,346	35,500	10,562	5,009	193,417

	$2,527,192	$833,433	$365,559	$83,433	$3,809,617
Percent of total loans	66.3%	21.9%	9.6%	2.2%	100.0%

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.  Such loans had the following balances and activity during the years ended December 31, 2007 and 2006 (in thousands):

	Years Ended December 31
	2007	2006
Balance at beginning of year	$6,884	$7,639
New loans or advances	10,613	10,522
Repayments and adjustments	(11,423)	(11,277)
Charge-offs	--	--
Net change due to addition/retirement of Directors/Officers	1,878	--

Balance, end of period	$7,952	$6,884

The amount of impaired loans and the related allocated reserve for loan losses were as follows (in thousands):

	December 31, 2007		December 31, 2006
	Loan amount	Allocated reserves	Loan amount	Allocated reserves

Impaired loans:
Non-accrual	$42,068	$3,189	$13,463	$2,650
Accrual	2,750	53	--	--

	$44,818	$3,242	$13,463	$2,650

As of December 31, 2007, the Company had additional commitments to advance funds up to an amount of $618,000 related to impaired loans.

The average balance of impaired loans and the related interest income recognized were as follows (in thousands):

	Years Ended December 31

	2007	2006	2005

Average balance of impaired loans	$22,663	$10,546	$14,033
Interest income recognized	$28	$--	$--

For the years ended December 31, 2007, 2006 and 2005, additional interest income of $2,491,000, $1,287,000 and $1,125,000, respectively, would have been recorded had non-accrual loans been current.

The Company originates both adjustable- and fixed-rate loans.  At December 31, 2007 and 2006, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (in thousands):

	December 31
	2007	2006
Fixed-rate (term to maturity):
Due in one year or less	$158,536	$89,883
Due after one year through three years	181,459	123,263
Due after three years through five years	193,099	127,725
Due after five years through ten years	174,191	106,688
Due after ten years	351,413	301,784
	$1,058,698	$749,343
Adjustable-rate (term to rate adjustment):
Due in one year or less	$1,947,094	$1,683,716
Due after one year through three years	421,184	271,401
Due after three years through five years	351,813	243,555
Due after five years through ten years	29,740	17,542
Due after ten years	1,088	433
	2,750,919	2,216,647
	$3,809,617	$2,965,990

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

Banner Bank has invested, as of December 31, 2007, $3,951,000 in four limited partnerships, Homestead Equity Fund (HEF), II, III IV and Homestead Western Communities Fund (HWCF) that develop low income housing projects.  Banner Bank’s partnership interests commit it to invest up to $11,000,000 in the partnerships.  In connection with HEF II and HWCF project developments, the Bank also made commercial loans to the partnerships that have outstanding balances of $459,000 and $5,719,000 respectively at December 31, 2007.  Banner Bank is committed on these loans to advance up to a combined amount of $14,445,000.  The loans are secured by notes from the limited partners, which includes Banner Bank, to make capital contributions to the partnership.

 Note 12:  ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

	Years Ended December 31

	2007	2006	2005

Balance, beginning of period	$35,535	$30,898	$29,610

Allowance added through business combinations	7,276
Provision	5,900	5,500	4,903
Recoveries of loans previously charged off:
Secured by real estate:
One- to four-family	338	77	--
Commercial	--	75	187
Multifamily	--	--	6
Construction and land	62	507	259
Commercial business	678	1,112	713
Agricultural business	275	72	70
Consumer	138	55	91
	1,491	1,898	1,326
Loans charged off:
Secured by real estate:
One- to four-family	(385)	(62)	(135)
Commercial	--	--	(521)
Multifamily	--	--	(8)
Construction and land	(1,344)	--	(218)
Commercial business	(1,081)	(1,632)	(1,692)
Agricultural business	(650)	(759)	(1,886)
Consumer	(915)	(308)	(481)
	(4,375)	(2,761)	(4,941)

Net charge-offs	(2,884)	(863)	(3,615)

Balance, end of period	$45,827	$35,535	$30,898

Ratio of allowance to net loans before allowance for loan losses	1.20%	1.20%	1.27%
Ratio of net loan charge-offs to the average net book value of loans outstanding during the period	0.08%	0.03%	0.16%

The following is a schedule of the Company’s allocation of the allowance for loan losses (dollars in thousands):

	December 31
	2007	2006	2005
Specific or allocated loss allowance:
Secured by real estate:
One- to four-family	$1,987	$1,420	$860
Commercial	3,771	5,129	4,566
Multifamily	934	886	839
Construction and land	7,569	11,717	7,223
Commercial business	19,026	10,513	9,741
Agricultural business	1,419	2,417	3,502
Consumer	3,468	903	561
Total allocated	38,174	32,985	27,292
Estimated allowance for undisbursed commitments	330	513	156
Unallocated	7,323	2,037	3,450
Total allowance for loan losses	$45,827	$35,535	$30,898

Ratio of allowance for loan losses to non-performing loans	108%	253%	296%

Note 13:  PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2007 and 2006 are summarized as follows (in thousands):

	December 31
	2007	2006

Buildings and leasehold improvements	$77,481	$47,412
Furniture and equipment	46,855	31,688
	124,336	79,100
Less accumulated depreciation	(44,764)	(29,474)
	79,572	49,626
Land	18,526	8,377

	$98,098	$58,003

The Banks’ depreciation expense related to property and equipment was $8,233,000, $6,081,000 and $4,946,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Banks’ rental expense was $5,834,000, $4,644,000, and $4,057,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Banks’ obligation under long-term property leases over the next five years is as follows:  2008, $6,358,000; 2009, $5,536,000; 2010, $4,337,000; 2011, $4,114,000; 2012, $3,971,000; and thereafter, $18,365,000.

At December 31, 2007, the Banks had entered into various contractual obligations, generally related to the construction or remodel of various premises.  Total commitments related to those contractual obligations were $2.4 million, with $1.9 million remaining unpaid against those commitments at December 31, 2007.

Note 14:  DEPOSITS

Deposits consist of the following at December 31, 2007 and 2006 (dollars in thousands):

	December 31 2007	Percent of Total	December 31 2006	Percent of Total

Demand, NOW and money market accounts, including non-interest-bearing deposits at December 31, 2007 and 2006 of $484,251 and $332,372, respectively, 0% to 5.26%	$1,163,290	32.2%	$873,161	31.2%

Regular savings, 0% to 6.50%	609,073	16.8	364,957	13.1

Certificate accounts:
0.00% to 2.00%	3,887	0.1	33	--
2.01% to 4.00%	197,832	5.4	144,439	5.2
4.01% to 6.00%	1,644,006	45.4	1,405,363	50.3
6.01% to 8.01% for 2007; to 7.79% for 2006	2,505	0.1	6,639	0.2
	1,848,230	51.0	1,556,474	55.7

	$3,620,593	100.0%	$2,794,592	100.0%

Deposits at December 31, 2007 and 2006 included public funds of $338,132,000 and $257,369,000, respectively.  Securities with a carrying value of $42,462,000 and $33,348,000 were pledged as collateral on these deposits at December 31, 2007 and 2006, respectively, which exceeded the minimum collateral requirements established by state regulations.

Deposits at December 31, 2007 and 2006 included deposits from the Company’s directors, executive officers and related entities totaling $8,065,000 and $6,155,000, respectively.

Scheduled maturities of certificate accounts at December 31, 2007 and 2006 are as follows (in thousands):

	December 31
	2007	2006
Due in one year or less	$1,610,247	$1,351,922
Due after one year through two years	153,704	109,890
Due after two years through three years	34,147	42,416
Due after three years through four years	24,285	16,406
Due after four years through five years	18,058	23,294
Due after five years	7,789	12,546
	$1,848,230	$1,556,474

Included in deposits are certificate accounts in excess of $100,000 of $1,078,056,000 and $895,215,000 at December 31, 2007 and 2006, respectively.  Interest on deposit accounts in excess of $100,000 totaled $49,269,000 for the year ended December 31, 2007 and $39,352,000 for the year ended December 31, 2006.

The following table sets forth the deposit activities of the Banks for the periods indicated (in thousands):

	Years Ended December 31

	2007	2006	2005
Beginning balance	$2,794,592	$2,323,313	$1,925,909

Acquisitions	559,842	--	--
Net increase before interest credited	136,739	381,292	345,151
Interest credited	129,420	89,987	52,253
Net increase in deposits	826,001	471,279	397,404

Ending balance	$3,620,593	$2,794,592	$2,323,313

Deposit interest expense by type for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	Years Ended December 31
	2007	2006	2005

Certificates	$87,709	$62,314	$37,137
Demand, NOW and money market accounts	20,263	18,485	11,642
Regular savings	21,448	9,188	3,474
	$129,420	$89,987	$52,253

Note 15:  ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Banks have entered into borrowing arrangements with the FHLB of Seattle to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements.  All borrowings are secured by stock of, and cash held by, the FHLB of Seattle.  Additionally, specific securities with a recorded fair value of $5,815,000 at December 31, 2007 are pledged as security for the loans along with a blanket pledge of qualifying loans receivable.  At December 31, 2007, FHLB advances were scheduled to mature as follows (dollars in thousands):

	Adjustable-rate advances		Fixed-rate advances		Total advances
	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	4.35%	$128,835	3.24%	$17,000	4.22%	$145,835
Due after one year through two years	--	--	4.03	18,000	4.03	18,000
Due after two years through three years			4.03	3,000	4.03	3,000
Due after five years			5.94	238	5.94	238
Total FHLB advances, at par	4.35%	$128,835	3.69%	$38,238	4.20%	$167,073
Fair value adjustment						(28)
Total FHLB advances, carried at fair value						$167,045
•	Weighted average interest rate

The maximum, average outstanding and year-end balances and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Years Ended December 31
	2007	2006	2005

Maximum outstanding at any month end	$209,172	$388,930	$594,958
Average outstanding	87,957	295,228	522,624
Year-end outstanding	167,045	177,430	265,030
Weighted average interest rates:
Annual	4.74%	4.86%	4.19%
End of period	4.20%	5.01%	4.13%
Interest expense during the period	$4,168	$14,354	$21,906

As of December 31, 2007, Banner Bank and Islanders Bank have each established a borrowing line with the FHLB to borrow up to the lesser of 35% of their total assets or adjusted qualifying collateral.  This would provide a maximum total credit line of $781,384,000 and $22,581,000 for Banner Bank and Islanders Bank, respectively, at December 31, 2007.
.

Note 16:  OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other short-term borrowings.

Retail Repurchase Agreements and Other Short-term Borrowings:  At December 31, 2007, retail repurchase agreements carry interest rates ranging from 2.23% to 5.00%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $96,218,000.  The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.

A summary of retail repurchase agreements at December 31, 2007 and 2006 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2007		2006
	Weighted average rate		Weighted average rate

		Balance		Balance
Retail repurchase agreements:
Due in one year or less	3.33%	$91,296	3.66%	$76,397
Due after one year through two years	--	--	--	--
Due after five years	5.00	428	5.00	428
	3.34%	$91,724	3.67%	$76,825

Other short-term borrowings:
Due in one year or less	--%	$--	--%	$--
Total retail repurchase agreements and other short-term borrowings	3.34%	$91,724	3.67%	$76,825

The maximum, average outstanding and year-end balances and average interest rates on retail repurchase agreements and other short-term borrowings, such as Fed Funds, were as follows for the years ended December 31, 2007, 2006 and 2005, respectively (dollars in thousands):

	Years Ended December 31

	2007	2006	2005

Maximum outstanding at any month end	$91,724	$92,853	$78,166
Average outstanding	73,646	72,475	44,142
Year-end outstanding	91,724	76,825	78,166
Weighted average interest rates:
Annual	3.64%	3.58%	2.20%
End of period	3.35%	3.67%	5.30%
Interest expense during the period	$2,690	$2,594	$971

Wholesale Repurchase Agreements:  The table below outlines the wholesale repurchase agreements as of December 31, 2007 and 2006.  The broker holds the security while the Bank continues to receive the principal and interest payments from the security. Upon maturity of the agreement, the pledged securities will be returned to the Bank.

A summary of wholesale repurchase agreements at December 31, 2007 and 2006 by the period remaining to maturity is as follows (dollars in thousands):

	December 31
	2007		2006
	Weighted average rate		Weighted average rate

		Balance		Balance
Wholesale repurchase agreements:
Due in one year or less	--%	$--	5.38%	$26,359

The maximum, average outstanding and year-end balances and average interest rates on wholesale repurchase agreements were as follows for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Years Ended December 31

	2007	2006	2005

Maximum outstanding at any month end	$25,921	$27,699	$28,669
Average outstanding	8,794	22,138	24,197
Year-end outstanding	--	26,359	18,683
Weighted average interest rates:
Annual	5.96%	5.19%	3.28%
End of period	--%	5.38%	4.36%
Interest expense during the period	$524	$1,150	$794

Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities:  At December 31, 2007, six wholly-owned subsidiary grantor trusts, Banner Capital Trust, II, III,  IV, V, VI and VII (BCT, II, III,  IV, V, VI and VII), established by the Company had issued $120 million of pooled trust preferred securities as well as $3.7 million of common capital securities which were issued to the Company.  Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the trusts.  The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

BCT II, the second issue, for $15 million, has a current interest rate of 8.59%, which is reset quarterly to equal three-month LIBOR plus 3.35%.  BCT III, the third issue, also for $15 million, has a current interest rate 8.14%, which is reset quarterly to equal three-month LIBOR plus 2.90%.  BCT IV, the fourth issue, also for $15 million has a current interest rate of 8.09% which is reset quarterly to equal three-month LIBOR plus 2.85%.
BCT V, the fifth issue, for $25 million has a current interest rate of 6.59% which is reset quarterly to equal three-month LIBOR plus 1.57%.
BCT VI, the sixth issue, for $25 million has a current interest rate of 6.56% which is fixed until December 15, 2011, then is reset quarterly to equal three-month LIBOR plus 1.62%.
BCT VII, the seventh issue, for $25 million has a current interest rate of 6.61% which is reset quarterly to equal three-month LIBOR plus 1.38%

The following tables are a summary of trust preferred securities at December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior SubordinatedDebentures	Stated Maturity	Per Annum Interest Rate	Interest Deferral Period	Redemption Option
Banner Capital Trust II	$15,000	$464	$15,464	2033	8.59%	20 Consecutive Quarters	On or after April 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	8.14	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	8.09	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	6.59	20 Consecutive Quarters	On or after November 23, 2010
Banner Capital Trust VI	25,000	774	25,774	2037	6.56	20 Consecutive Quarters	On or after March 1, 2012
Banner Capital Trust VII	25,000	774	25,774	2037	6.61	20 Consecutive Quarters	On or after July 31, 2012
Total TPS liability at par	$120,000	$3,716	$123,716		7.22%
Fair value adjustment			(10,446)
Total TPS liability at fair value			$113,270

	December 31, 2006
Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior SubordinatedDebentures	Stated Maturity	Per Annum Interest Rate	Interest Deferral Period	Redemption Option
Banner Capital Trust I	$25,000	$774	$25,774	2032	9.09%	Ten Consecutive Annual Periods	On or after April 22, 2007
Banner Capital Trust II	15,000	464	15,464	2033	8.72	20 Consecutive Quarters	On or after January 7, 2008
Banner Capital Trust III	15,000	465	15,465	2033	8.27	20 Consecutive Quarters	On or after October 8, 2008
Banner Capital Trust IV	15,000	465	15,465	2034	8.22	20 Consecutive Quarters	On or after April 7, 2009
Banner Capital Trust V	25,000	774	25,774	2035	6.94	20 Consecutive Quarters	On or after November 23, 2010
Banner Capital Trust VI	25,000	774	25,774	2037	6.56	20 Consecutive Quarters	On or after March 1, 2012
Total TPS liability	$120,000	$3,716	$123,716		7.86%

Note 17:  INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  Adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.  FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition.  As of the January 1, 2007 date of adoption of FIN 48 and as of December 31, 2007, the Company had an insignificant amount of unrecognized tax benefits or uncertain positions, none of which would affect the effective tax rate if recognized.  The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the “Provision for Income Taxes” in the Consolidated Statements of Income.  The amount of interest and penalties accrued for the year ended December 31, 2007 was immaterial.  The Company and its wholly-owned subsidiaries file consolidated U.S. federal and state (Idaho and Oregon) income tax returns.  The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2004, 2005 and 2006.

Provisions of the Small Business Job Protection Act of 1996 (the Job Protection Act) significantly altered the Company’s tax bad debt deduction method and the circumstances that would require a tax bad debt reserve recapture.  Prior to enactment of the Job Protection Act, savings institutions were permitted to compute their tax bad debt deduction through use of either the reserve method or the percentage of taxable income method.  Banner Bank was a savings institution until October 30, 2000.  The Job Protection Act repealed both of these methods for large savings institutions and allows bad debt deductions based only on actual current losses.  While repealing the reserve method for computing tax bad debt deductions, the Job Protection Act allows savings institutions to retain their existing base year bad debt reserves but requires that reserves in excess of the balance at December 31, 1987, be recaptured into taxable income over six years.  The reserve in excess of the base year (December 31, 1987) had been fully recaptured into taxable income as of December 31, 2003.

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank.  None of the limited circumstances requiring recapture are contemplated by the Company.  The amount of the Company’s tax bad debt reserves subject to recapture in these circumstances approximates $5,318,000 at December 31, 2007.  Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired institution.  The Company has elected to recapture these reserves into income over a four-year period using the deferral method.  The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

The provision for income taxes for the years ended December 31, 2007, 2006, and 2005 differs from that computed at the statutory corporate tax rate as follows (in thousands):

	Years Ended
	December 31
	2007	2006	2005
		Restated	Restated
Taxes at statutory rate	$19,185	$16,660	$5,907
Increase (decrease) in taxes:
Tax-exempt interest	(751)	(647)	(667)
Investment in life insurance	(672)	(542)	(525)
ESOP market value adjustment	--	619	464
State income taxes net of federal tax benefit	740	587	98
Tax credits	(841)	(841)	(509)
Other	229	219	128
Provision for income taxes	$17,890	$16,055	$4,896

The provision for income tax expense for the years ended December 31, 2007, 2006 and 2005 is composed of the following (in thousands):

	Years Ended
	December 31
	2007	2006	2005
		Restated	Restated
Current	$14,769	$15,900	$5,594
Deferred	3,121	155	(698)
	$17,890	$16,055	$4,896

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities.  Components of the Company’s net deferred tax assets (liabilities) at December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31
	2007	2006
Deferred tax assets:
Loan loss reserves, book vs. tax	$16,649	$13,028
Deferred compensation	5,922	3,715
Book vs. tax amortization of intangibles	12	260
Book vs. tax amortization of loan and deposit acquisition premiums	367	115
Other	75	530
	23,025	17,648

Deferred tax liabilities:
FHLB stock dividends	6,230	6,013
Depreciation	4,748	1,905
Deferred loan fees, servicing rights and loan origination costs	3,947	3,610
Book vs. tax amortization of intangibles	5,896	--
Book vs. tax accounting for investments and financial instruments accounted for under SFAS No. 159	4,799	--
	25,620	11,528
	(2,595)	6,120
Income tax benefit related to unrealized loss on securities available for sale	--	1,413
Deferred tax asset (liability), net	$(2,595)	$7,533

Management has evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the deferred tax assets and no valuation is considered necessary.

Note 18:  EMPLOYEE BENEFIT PLANS

Employee Retirement Plans—Substantially all of the Company’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company.  Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code.  At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit.  The Company’s contributions under the plan charged to expense amounted to $1,864,000, $1,112,000 and $1,013,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Supplemental Retirement and Salary Continuation Plans—Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks.  These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement.  In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan.  For the years ended December 31, 2007, 2006, and 2005, expense recorded for supplemental retirement and salary continuation plan benefits totaled $868,000, $503,000 and $953,000, respectively.  At December 31, 2007 and 2006, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $6,156,000 and $3,975,000, respectively, and are recorded in other liabilities.

Deferred Compensation Plans and Rabbi Trusts—The Company and the Banks also offer non-qualified deferred compensation plans to members of their Boards of Directors and certain employees.  The plans permit each participant to defer a portion of director fees, non-qualified retirement contributions, salary or bonuses for future receipt.  Compensation is charged to expense in the period earned.  In connection with its acquisitions, the Company also assumed liability for certain deferred compensation plans for key employees, retired employees and directors.

In order to fund the plans’ future obligations, the Company has purchased life insurance or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.”   As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition.  Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $7,847,000 at December 31, 2007 and $6,973,000 at December 31, 2006.  At December 31, 2007 and 2006, liabilities recorded in connection with deferred compensation plan benefits totaled $13,087,000 ($7,847,000 in contra-equity) and $8,682,000 ($6,973,000 in contra-equity), respectively, and are recorded in other liabilities or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans.  It is the Banks’ intent to hold these policies as a long-term investment.  However, there will be an income tax impact if the Banks choose to surrender certain policies.  Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries.  At December 31, 2007 and 2006, the cash surrender value of these policies was $51,483,000 and $38,527,000, respectively. The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.  In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

Note 19:  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

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

The ESOP borrowed $8,728,500 from the Company in order to purchase the common stock.  The loan is repaid principally from the Company’s contributions to the ESOP over a period not to exceed 25 years, and the collateral for the loan is the unreleased, restricted common stock purchased by the ESOP.  Contributions to the ESOP are discretionary; however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements of the debt.  The interest rate for the loan is 8.75%.  Shares are released to participants for allocation based on the cumulative debt service paid to the Company by the ESOP divided by cumulative debt service paid to date plus the scheduled debt service remaining.  Dividends on allocated shares are distributed to the participants as additional earnings.  Dividends on unallocated shares are used to reduce the Company’s contribution to the ESOP.

Participants generally become 100% vested in their ESOP account after seven years of credited service or if their service was terminated due to death, early retirement, permanent disability or a change in control of the Company.  Prior to the completion of one year of credited service, a participant who terminates employment for reasons other than death, retirement, disability or change in control of the Company will not receive any benefit.  Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions.  Benefits are payable upon death, retirement, early retirement, disability or separation from service.  The contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.  ESOP compensation expense for the years ended December 31, 2007, 2006 and 2005 was $1,821,000, $2,235,000 and $2,245,000, respectively.

A summary of key transactions for the ESOP follows:

	Years Ended December 31
	2007	2006	2005

ESOP contribution expense	$1,821,000	$2,235,000	$2,245,000

Total contribution to ESOP/Debt service	--	779,600	945,700

Interest portion of debt service	--	262,500	315,900

Dividends on unallocated ESOP shares used to reduce ESOP contribution	182,490	217,300	254,700

For the 2007 year the ESOP trustees have elected to use the 2007 contribution to purchase shares on the open market. As of December 31, 2007, the Company has 240,381 unearned, restricted shares remaining to be released to the ESOP.  The fair value of unearned, restricted shares held by the ESOP trust was $6,906,146 at December 31, 2007.  The ESOP held 654,559 allocated, earned shares at December 31, 2007.

Note 20:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  In addition, during 2007 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan.

MRP Stock Grants:  Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this stock program expired with 522,660 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vest ratably over a five-year period from the date of grant.  The Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005 reflect accruals of $159,000, $186,000 and $184,000, respectively, for these grant awards.  The MRP stock grants’ fair value equals their intrinsic value on the date of grant.

A summary of the Company’s unvested MRP shares activity during the years ended December 31, 2005, 2006 and 2007 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2004	33,461	$21.20
Granted	3,025	25.25
Vested	(8,406)	20.65
Forfeited	--	--
Unvested at December 31, 2005	28,080	$21.80

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2005	28,080	$21.80
Granted	--	--
Vested	(8,720)	21.21
Forfeited	--	--
Unvested at December 31, 2006	19,360	$22.07

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	19,360	$22.07
Granted	--	--
Vested	(8,620)	21.08
Forfeited	(700)	(24.92)
Unvested at December 31, 2007	10,040	$22.73

Stock Options:   Under the SOPs, we reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006 with 6,613 stock options remaining ungranted at the time of termination.  As of December 31, 2007, there were 4,047 options eligible for grants under the 1998 and 2001 plans.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Such options have graded vesting of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the year ended December 31, 2007, the Company awarded 52,500 stock options.  The Company did not grant any stock options during the year ended December 31, 2006.  Also, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $369,000 and $553,000 for the years ended December 31, 2007 and 2006, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  Assumptions used in the Black-Scholes model are an expected volatility based on the historical volatility at the date of the grant.  The expected term is based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

	Years Ended December 31

	2007		2006	2005
Annual dividend yield	2.46%		N/A	2.31 to 2.69%
Expected volatility	24.0 to 28.8%		N/A	29.2 to 31.2%
Risk free interest rate	4.64 to 4.82%		N/A	3.73 to 4.28%
Expected lives	5 to 9	yrs	N/A	5 to 9	yrs

As part of the provisions of SFAS No 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company’s SOPs’ stock compensation activity for the years ended December 31, 2005, 2006 and 2007 follows (dollars in thousands, except shares and per share data):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2004	1,352,187	$17.78
Granted	30,150	26.37
Exercised	(329,084)	13.48		$5,108
Forfeited	(29,580)	18.84
Outstanding at December 31, 2005	1,023,673	$19.38	4.2	$12,100

Outstanding at December 31, 2005	1,023,673	$19.38
Granted	--
Exercised	(294,773)	15.15		$6,345
Forfeited	(15,440)	23.97
Outstanding at December 31, 2006	713,460	$20.49	5.5	$17,013

Outstanding at December 31, 2006	713,460	$20.49
Granted	52,500	30.88
Exercised	(93,285)	18.39		$1,741
Forfeited	(4,085)	26.96
Outstanding at December 31, 2007	668,590	$21.56	5.1	$4,791

Vested at December 31, 2007 and expected to vest	662,885	$21.52	5.1	$4,779

Exercisable at December 31, 2007	505,650	$19.74	4.3	$4,545
The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the option.

A summary of the Company’s unvested stock option activity with respect to the years ended December 31, 2005, 2006 and 2007 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2004	474,017
Granted	30,150	$7.65
Vested	(144,812)
Forfeited	(18,700)

Unvested at December 31, 2005	340,655

Unvested at December 31, 2005	340,655	$7.71
Granted	--	--
Vested	(118,095)	7.98
Forfeited	(10,750)	7.57

Unvested at December 31, 2006	211,810	$7.57

Unvested at December 31, 2006	211,810	$7.57
Granted	52,500	8.62
Vested	(98,270)	7.73
Forfeited	(3,100)	7.63

Unvested at December 31, 2007	162,940	$7.81

The Company awarded 52,500 stock options during the year ended December 31, 2007.

The Company had $313,000 of total unrecognized compensation costs related to stock options at December 31, 2007 that are expected to be recognized over a remaining period of 4.50 years.

During the year ended December 31, 2007, $1.7 million was received from the exercise of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Years Ended December 31

	2007	2006	2005
Salary and employee benefits	$528	$738	$184
Total decrease in income before provision for income taxes	528	738	184
Decrease in provision for income taxes	(111)	(107)	(66)

Decrease in net income	$417	$631	$118

Financial data pertaining to outstanding stock options granted or assumed as a result of certain acquisitions at December 31, 2007 were as follows:

	Weighted average		Weighted average	Weighted average
	exercise price	Number of	option shares	exercise price	Remaining
Exercise	of option shares	option shares	vested and	of option shares	contractual
Price	granted	granted	exercisable	exercisable	life

13.09 to 13.95	$13.39	86,046	86,046	$13.39	2.5 yrs
15.67 to 15.96	15.72	131,650	103,820	15.72	5.3 yrs
16.43 to 17.84	16.65	80,525	79,825	16.64	3.5 yrs
18.09 to 19.82	19.24	41,292	39,692	19.27	4.6 yrs
20.02 to 21.48	21.09	24,270	22,970	21.07	2.8 yrs
22.05 to 23.25	22.18	66,707	66,707	22.18	3.0 yrs
25.25 to 25.28	25.25	21,650	10,060	25.25	7.1 yrs
26.23 to 27.80	26.33	51,800	30,880	26.32	6.3 yrs
29.47	29.47	8,000	3,200	29.47	7.1 yrs
30.88 to 31.71	31.43	156,650	62,450	31.71	7.8 yrs

	$21.56	668,590	505,650	$19.74

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate and under SFAS 123(R) is considered a stock appreciation right (“SAR”). Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  Vesting is upon the completion of 60 months of continuous service from the date of grant; provided, that at that time the SAR holder directly owns (other than through a qualified plan) Banner Corporation Stock equal in value to at least 50 percent of his or her base salary.  The primary objective of the Plan is for executives who remain with the Company or the Bank for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the plan was disclosed on a Form 8-K filed with SEC on July 19, 2006.  SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense of $97,000 and $151,000, respectively, for the years ended December 31, 2007 and 2006 related to the increase in the fair value of SARs and additional vesting during the period.

Note 21:  REGULATORY CAPITAL REQUIREMENTS

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

The capital adequacy requirements are quantitative measures established by regulation that require the Company and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Bank to maintain minimum ratios of total capital and Tier 1 capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created a statutory framework that increased the importance of meeting applicable capital requirements.  For the Banks, FDICIA established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors.  The federal banking agencies (including the FDIC) have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well-capitalized if its ratio of total capital to risk-weighted assets is 10.00% or more, its ratio of core capital to risk-weighted assets is 6.00% or more, its ratio of core capital to adjusted total assets is 5.00% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and leverage ratio of not less than 4.00%.  Any institution which is neither well-capitalized nor adequately capitalized will be considered undercapitalized.

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

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight—0%, 20%, 50% or 100%—based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements:

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well-capitalized” under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
December 31, 2007:
The Company—consolidated
Total capital to risk-weighted assets	$471,864	11.72	$332,219	8.00	N/A	N/A
Tier 1 capital to risk-weighted assets	426,037	10.58	161,109	4.00	N/A	N/A
Tier 1 leverage capital to average assets	426,037	10.04	169,701	4.00	N/A	N/A

Banner Bank
Total capital to risk- weighted assets	406,775	10.44	313,397	8.00	$389,633	10.00
Tier 1 capital to risk- weighted assets	362,298	9.30	155,856	4.00	235,788	6.00
Tier 1 leverage capital to average assets	362,298	8.87	163,369	4.00	204,212	5.00

Islanders Bank
Total capital to risk- weighted assets	17,889	13.59	10,528	8.00	13,160	10.00
Tier 1 capital to risk- weighted assets	16,540	12.57	5,264	4.00	7,896	6.00
Tier 1 leverage capital to average assets	16,540	11.01	6,008	4.00	7,510	5.00

December 31, 2006:
The Company—consolidated
Total capital to risk-weighted assets	$372,790	11.80%	$252,644	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	300,884	9.53	126,322	4.00	N/A	N/A
Tier 1 leverage capital to average assets	300,884	8.76	137,444	4.00	N/A	N/A

Banner Bank
Total capital to risk- weighted assets	338,211	10.73	252,087	8.00	$315,108	10.00%
Tier 1 capital to risk- weighted assets	301,945	9.58	126,043	4.00	189,065	6.00
Tier 1 leverage capital to average assets	301,945	8.80	137,198	4.00	171,498	5.00

Company management believes that under the current regulations as of December 31, 2007, the Company and the Banks individually met all capital adequacy requirements to which they were subject.  Further, there have been no conditions or events since that date that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks.  However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.

Note 22:  CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding.  These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable.  These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest.  Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2007.

In connection with certain asset sales, the Banks typically make representations and warranties about the underlying assets conforming to specified guidelines.  If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against any loss.  The Banks believe that the potential for loss under these arrangements is remote.  Accordingly, the fair value of such obligations is not material.

Note 23:  INTEREST RATE RISK

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

The activities of the Company, like all financial institutions, inherently involve the assumption of interest rate risk.  Interest rate risk is the risk that changes in market interest rates will have an adverse effect on the institution’s earnings and underlying economic value.  Interest rate risk is determined by the maturity and repricing characteristics of an institution’s assets, liabilities and off-balance-sheet contracts.  Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates.  Interest rate risk is the primary market risk impacting the Company’s financial performance.

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

Note 24:  GOODWILL AND INTANGIBLES

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Goodwill is no longer amortized but is reviewed annually for impairment.  Other intangible assets are amortized over their useful lives.  The following table provides the gross carrying value and accumulated amortization for intangible assets as of December 31, 2007 and 2006 (in thousands):

Goodwill and intangibles consisted of the following (in thousands):

	December 31
	2007	2006
Costs in excess of net assets acquired (goodwill) net of accumulated amortization
of $12,594,000	$121,108	$36,229

Refundable membership(s)	--	39

Core deposit intangible, net of accumulated amortization of $2.6 million and $714,000, respectively	16,529	--

Internet domain name, net of accumulated amortization of $8,000 and $6,000, respectively	17	19

	$137,654	$36,287

Intangible Assets:  The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill is as follows (in thousands):

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core Deposit Intangible (CDI)	$19,124	$(2,595)	$16,529
Mortgage Servicing Rights (MSR)*	3,854	(1,047)	2,807
Internet Domain Name	25	(8)	17
	$23,003	$(3,650)	$19,353

	December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Core Deposit Intangible (CDI)	$714	$(714)	$--
Mortgage Servicing Rights (MSR)*	3,513	(829)	2,684
Refundable membership(s)	39	--	39
Internet Domain Name	25	(6)	19
	$4,291	$(1,549)	$2,742

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income.  Mortgage servicing rights are recorded on an individual basis with the gross carrying amount and accumulated amortization fully written off if the loan repays in full.

Amortization expense for the years ended December 31, 2007, 2006 and 2005 includes $1,881,000, $31,000 and $87,000, respectively, of expense related to the CDI amortization and $758,000, $518,000 and $507,000, respectively, of expense related to the MSR amortization.  MSRs capitalized/recognized for the years ended December 31, 2007, 2006 and 2005 were $781,000, $1,643,000 and $502,000, respectively.

Estimated amortization expense in future years with respect to existing intangibles (in thousands):

			Internet
Year Ended	CDI	MSR	Domain Name	TOTAL
December 31, 2008	$2,828	$553	$2	$3,383
December 31, 2009	2,644	460	2	3,106
December 31, 2010	2,459	383	2	2,844
December 31, 2011	2,276	318	2	2,596
December 31, 2012	2,092	264	2	2,358
Thereafter	4,230	829	7	14,287
Net Carrying Amount	$16,529	$2,807	$17	$19,353

Note 25:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Years Ended December 31
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Assets:
Cash and due from banks	$98,430	$98,430	$73,385	$73,385
Securities at fair value	202,863	202,863	--	--
Securities available for sale	--	--	226,153	226,153
Securities held to maturity	53,516	54,721	47,872	49,008
Loans receivable held for sale	4,596	4,680	5,080	5,136
Loans receivable	3,759,194	3,773,061	2,925,375	2,915,784
FHLB stock	37,371	37,371	35,844	35,844
Mortgage servicing rights	2,807	3,182	2,684	2,937

Liabilities:
Demand, NOW and money market accounts	1,163,290	1,091,176	873,161	818,022
Regular savings	609,073	597,800	364,957	352,953
Certificates of deposit	1,848,230	1,864,191	1,556,474	1,554,839
FHLB advances	--	--	177,430	176,825
FHLB advances at fair value	167,045	167,045	--	--
Junior subordinated debentures	--	--	123,716	125,118
Junior subordinated debentures at fair value	113,270	113,270	--	--
Other borrowings	91,724	91,586	103,184	103,098

Off-balance-sheet financial instruments:
Commitments to originate loans	(8)	(8)	(35)	(35)
Commitments to sell loans	8	8	35	35
Commitments to purchase securities	--	--	--	--
Interest rate swaps	1,214	1,214	--	--

Fair value estimates, methods and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and due from banks:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities at fair value, available for sale and held to maturity are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices.

Loans Receivable:  Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics.  Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential mortgage, commercial/agricultural, consumer and other.  Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and non-performing categories. For performing loans held in portfolio, the fair value is based on discounted cash flows using as a discount rate the current rate offered on similar products.

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

Mortgage Servicing Rights: Fair values are estimated based on current pricing for sales of servicing for new loans adjusted up or down based on the serviced loan’s interest rate vs. current loan sales of servicing.

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

FHLB Advances and Other Borrowings: Advances from FHLB are priced using discounted cash flows to the date of maturity based on the FHLB of Seattle’s current rate sheet for member bank advances on the date of valuation.

Junior Subordinated Debentures: Fair values are estimated using discounted cash flows to maturity or the next available redemption date as appropriate on the date of valuation based on recent issuances or quotes from brokers for comparable bank holding companies.

Commitments: Commitments to sell loans with notional balances of $20,645,000 and $22,292,000 at December 31, 2007 and 2006, respectively, have a carrying value of $8,000 and $35,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $20,645,000 and $22,292,000 at December 31, 2007 and 2006, respectively, have a carrying value of ($8,000) and ($35,000).  Other commitments to fund loans totaled $1,113,883,000 and $1,050,691,000 at December 31, 2007 and 2006, respectively, and have a carrying value of $0 at both dates, representing the cost of such commitments.  There are no commitments to purchase securities at December 31, 2007 or 2006.  There were no commitments to sell securities at December 31, 2007 or 2006.

Interest Rate Swaps: Interest rate swaps with notional balances of $20,438,000 and $0 at December 31, 2007 and 2006, respectively, have a carrying value of $1,214,000 and $0, respectively.  The fair value of the derivative instrument is estimated using quoted or published market prices for similar instruments.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 26:  BANNER CORPORATION
                (PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

Statements of Financial Condition
December 31, 2007 and 2006
		December 31
		2007	2006
ASSETS			Restated
Cash		$35,329	$29,137
Investment in trust equities		3,716	3,716
Investment in subsidiaries		512,673	334,853
Deferred tax asset		1,247	597
Other assets		6,376	10,142
		$559,341	$378,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities		$8,225	$4,122
Junior subordinated debentures		--	123,716
Junior subordinated debentures at fair value		113,270	--
Stockholders’ equity		437,846	250,607
		$559,341	$378,445

Statements of Income
For the years ended December 31, 2007, 2006 and 2005
	Years Ended
	December 31
	2007	2006	2005
INTEREST INCOME:		Restated	Restated
Certificates, time deposits and dividends	$1,135	$728	$525

OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	17,686	18,778	10,667
Equity in undistributed income of subsidiaries	18,662	18,525	5,576
Other Income	30	268	187
Net change in valuation of financial instruments carried at fair value	11,038	--	--
Interest on other borrowings	(8,887)	(8,029)	(5,453)
Other expense	(2,239)	(2,013)	(1,886)
	37,425	28,257	9,616

BENEFIT FROM INCOME TAXES	(502)	(3,287)	(2,364)

NET INCOME	$36,923	$31,544	$11,980

Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005

	Years Ended
	December 31
	2007	2006	2005
OPERATING ACTIVITIES:		Restated	Restated
Net income	$36,923	$31,544	$11,980
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of subsidiaries	(18,662)	(18,525)	(5,576)
Amortization	57	171	141
(Increase) decrease in deferred taxes	99	(160)	(62)
Tax benefits realized from equity-based compensation	(58)	(1,882)	(860)
Net change in valuation of financial instruments carried at fair value	(11,078)	--	--
(Increase) decrease in other assets	2,386	(3,682)	3,883
Increase (decrease) in other liabilities	3,333	880	668
Net cash provided (used) by operating activities	13,000	8,346	10,174

INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(209)	(174)	(166)
Payments received on loan to ESOP for release of shares	--	2,301	2,116
Additional funds invested in subsidiaries	(33,118)	(30,000)	(17,000)
Net cash provided (used) by investing activities	(33,327)	(27,873)	(15,050)

FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debentures	25,774	25,774	25,774
Investment in trust securities related to junior subordinated debentures	(774)	(774)	(774)
Repayment of trust securities related to junior subordinated debentures	(25,000)	--	--
Issuance of stock	37,460	122	--
Net proceeds from exercise of stock options	1,715	2,019	1,341
Repurchases of stock	(2,116)	--	--
Tax benefits realized from equity-based compensation	58	1,882	860
Cash dividends paid	(10,598)	(8,551)	(7,846)
Net cash provided (used) by financing activities	26,518	20,472	19,355

NET INCREASE (DECREASE) IN CASH	6,192	945	14,479
CASH, BEGINNING OF PERIOD	29,137	28,192	13,713
CASH, END OF PERIOD	$35,329	$29,137	$28,192

	Years Ended
	December 31
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,269	$7,650	$4,886
Taxes paid	21,643	10,142	9,356
Non-cash transactions:
Net change in accrued dividends payable	924	188	142
Net change in unrealized gain (loss) in deferred compensation trust and related liability, including subsidiaries	713	479	473

Stock-based consideration issued for acquisitions	125,019	--	--
Adoption of SFAS Nos. 157 and 159:
Securities available for sale transferred to fair value, held by subsidiary	226,153	--	--
FHLB advances adjustment to fair value, held by subsidiary	678	--	--
Junior subordinated debentures including unamortized origination costs adjustment to fair value	2,079	--	--
Deferred tax asset related to fair value adjustments	504	--	--

Note 27:  STOCK REPURCHASE

The Company has periodically engaged in stock repurchase activity.  During the years ended December 31, 2007 and 2006, the Company repurchased 69,467 and 65,642 shares of its stock at average prices of $30.46 and $37.28 per share, respectively.  In the current year, the Company purchased 57,800 shares of stock on the open market and also repurchased 11,667 shares in connection with the exercise of stock options or the forfeiture of stock grants.  In 2006, all repurchases occurred in connection with the exercise of stock options.  On July 26, 2007, the Company’s Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s outstanding common stock over the ensuing twelve months.

Note 28:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING USED TO CALCULATE EARNINGS PER SHARE (in thousands)

	Years Ended
	December 31
	2007	2006	2005

Basic weighted average shares outstanding	14,581	11,906	11,558

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	257	333	386
Diluted weighted average shares outstanding	14,838	12,239	11,944

Note 29:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (in thousands except for per share data):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$65,446	$74,411	$79,210	$76,242
Interest expense	33,269	36,301	38,540	37,580
Net interest income before provision for loan losses	32,177	38,110	40,670	38,662
Provision for loan losses	1,000	1,400	1,500	2,000
Net interest income	31,177	36,710	39,170	36,662
Other operating income	6,334	4,986	10,534	16,729
Other operating expenses	26,071	31,299	34,846	35,273
Income before provision for income taxes	11,440	10,397	14,858	18,118
Provision for income taxes	3,627	3,286	4,871	6,106
Net income	$7,813	7,111	9,987	12,012

Basic earnings per share	$0.63	$0.49	$0.64	$0.75
Diluted earnings per share	$0.62	$0.48	$0.64	$0.74
Cumulative dividends declared	$0.19	$0.19	$0.19	$0.20

	Year Ended December 31, 2006 (Restated)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$52,987	$58,933	$64,900	$66,199
Interest expense	23,083	27,708	32,239	33,084
Net interest income before provision from loan losses	29,904	31,225	32,661	33,115
Provision for loan losses	1,200	2,300	1,000	1,000
Net interest income	28,704	28,925	31,661	32,115
Other operating income (loss)	4,502	5,000	5,436	5,637
Other operating expenses	23,198	20,011	25,336	25,836
Income before provision for income taxes	10,008	13,914	11,761	11,916
Provision (benefit) for income taxes	3,374	4,710	3,907	4,064
Net income (loss)	$6,634	$9,204	$7,854	$7,852

Basic earnings (loss) per share	$0.56	$0.77	$0.66	$0.65
Diluted earnings (loss) per share	$0.55	$0.75	$0.64	$0.64
Cumulative dividends declared	$0.18	$0.18	$0.18	$0.19

Note 29:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Year Ended December 31, 2005 (Restated)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$42,659	$46,371	$49,966	$51,164
Interest expense	17,430	19,658	21,883	22,406
Net interest income before provision for loan losses	25,229	26,713	28,083	28,758
Provision for loan losses	1,203	1,300	1,300	1,100
Net interest income	24,026	25,413	26,763	27,658
Other operating income	3,997	4,625	4,981	(3,059)
Other operating expenses	21,303	22,800	23,561	29,884
Income before provision for income taxes	6,720	7,238	8,203	(5,285)
Provision for income taxes	2,129	2,338	2,653	(2,224)
Net income	$4,591	$4,900	$5,550	$(3,061)

Basic earnings per share	$0.40	$0.42	$0.48	$(0.26)
Diluted earnings per share	$0.39	$0.41	$0.46	$(0.25)
Cumulative dividends declared	$0.17	$0.17	$0.17	$0.18

Note 30:  BUSINESS SEGMENTS

The Company is managed by legal entity and not by lines of business.  Each of the Banks is a community oriented commercial bank chartered in the State of Washington.  The Banks’ primary business is that of a traditional banking institution, gathering deposits and originating loans for portfolio in its respective primary market areas.  The Banks offer a wide variety of deposit products to its consumer and commercial customers.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  Banner Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Banks receive other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Banks is reviewed by the Company’s executive management and Board of Directors on a monthly basis.  All of the executive officers of the Company are members of Banner Bank’s management team.

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders.  The Company has determined that its current business and operations consist of a single business segment.

Note 31:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Banks have financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Banks use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of December 31, 2007, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$398,019
Revolving open-end lines secured by 1-4 family residential properties	90,822
Credit card lines	47,510
Other, primarily business and agricultural loans	561,270
Real estate secured by one- to four-family residential properties	20,645
Standby letters of credit and financial guarantees	16,212

Total	$1,134,478

Commitments to sell loans secured by one- to four-family residential properties	$20,645

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days.  Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer.  The Banks make every effort to deliver these loans before their rate locks expire.  This arrangement generally requires the Banks to deliver the loans prior to the expiration of the rate lock.  Delays in funding the loans can require a lock extension.  The cost of a lock extension at times is borne by the customer and at times by the Banks.  These lock extension costs paid by the Banks are not expected to have a material impact to operations.  This activity is managed daily.  Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in the Note 1:  “Derivative Instruments.”

NOTE 32:  INTEREST RATE SWAPS

The Company has stand-alone derivative instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates (see Note 1).  These transactions involve both credit and market risk.  The notional amount is the amount on which calculations, payments, and the value of the derivative are based.  The notional amount does not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid.  This difference represents the fair value of the derivative instrument.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements.  Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and we do not expect the counterparty to fail its obligations.

Information pertaining to outstanding interest rate swaps at December 31, 2007 and 2006 follows (dollars in thousands):

	December 31
	2007	2006

Notional amount	$20,438	$	N/A
Weighted average pay rate	5.54%
Weighted average receive rate	5.13%
Weighted average maturity in years	8.5
Unrealized gain (loss) relating to interest rate swaps	$1,214

The net changes in fair value of the derivatives are recorded in loans and other liabilities.

All of the Company’s interest rate swap agreements are with the Pacific Coast Bankers Bank (PCBB) as the counterparty.  The Company has swapped fixed-rate cash flows that it receives from its customers for variable-rate cash flows that it receives from PCBB.

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

10{t}	Long-Term Incentive Plan. [Incorporated by reference to the exhibits filed with the Form 8-K on June 19, 2006]

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm -- Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Parent
Banner Corporation

Subsidiaries	Percentage of Ownership	Jurisdiction of State of Incorporation

Banner Bank (1)	100%	Washington

Islanders Bank (1)	100%	Washington

Community Financial Corporation (2)	100%	Oregon

Northwest Financial Corporation (2)	100%	Washington

(1)   Wholly owned by Banner Corporation
(2)   Wholly owned by Banner Bank

EXHIBIT 23.1

CONSENT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-10819, 333-49193, 333-71625, and 333-67168 of Banner Corporation and subsidiaries on Form S-8 and Registration Statement Nos. 333-139520, 333-138162 on Form S-3 of our report dated March 14, 2008, with respect to the consolidated statements of financial condition of Banner Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007 and the effectiveness of internal control over financial reporting as of December 31, 2007, which report appears in the December 31, 2007, annual report on Form 10-K of Banner Corporation.

/s/ Moss Adams LLP
Spokane, Washington
March 14, 2008

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 14, 2008		/s/D. Michael Jones
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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 14, 2008		/s/Lloyd W. Baker
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

March 14, 2008	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

March 14, 2008	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer