Form 10-Q
period 2008-03-31
BANNER CORP
filed 2008-05-09
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	[ ]	No	[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of April 30, 2008 15,977,000 shares*

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
Consolidated Statements of Financial Condition as of March 31, 2008 and December 31, 2007	3

Consolidated Statements of Income for the Quarters Ended March 31, 2008 and 2007	4

Consolidated Statements of Comprehensive Income for the Quarters Ended March 31, 2008 and 2007	5

Consolidated Statements of Changes in Stockholders’ Equity for the Quarters Ended March 31, 2008 and 2007	6

Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2008 and 2007	9

Selected Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	21

Executive Overview	21

Comparison of Financial Condition at March 31, 2008 and December 31, 2007	23

Comparison of Results of Operations for the Quarters Ended March 31, 2008 and 2007	25

Asset Quality	32

Liquidity and Capital Resources	33

Financial Instruments with Off-Balance-Sheet Risk	34

Capital Requirements	34

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	36

Sensitivity Analysis	36

Item 4 - Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	41

Item 1A - Risk Factors	41

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3 - Defaults upon Senior Securities	41

Item 4 - Submission of Matters to a Vote of Security Holders	41

Item 5 - Other Information	41

Item 6 - Exhibits	42

SIGNATURES	44

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2008 and December 31, 2007

	March 31	December 31
ASSETS	2008	2007
		Restated
Cash and due from banks	$122,394	$98,430

Securities at fair value, cost $233,869 and $204,279, respectively	226,910	202,863
Securities held to maturity, fair value $57,113 and $55,010, respectively	55,647	53,516

Federal Home Loan Bank (FHLB) stock	37,371	37,371
Loans receivable:
Held for sale, fair value $6,228 and $4,680, respectively	6,118	4,596
Held for portfolio	3,833,875	3,805,021
Allowance for loan losses	(50,446)	(45,827)
	3,789,547	3,763,790

Accrued interest receivable	23,795	24,980
Real estate owned, held for sale, net	7,572	1,867
Property and equipment, net	98,808	98,098
Goodwill and other intangibles, net	136,918	137,654
Income taxes receivable, net	--	1,610
Bank-owned life insurance (BOLI)	51,725	51,483
Other assets	21,538	20,996
	$4,572,225	$4,492,658
LIABILITIES
Deposits:
Non-interest-bearing	$486,201	$484,251
Interest-bearing transactions and savings accounts	1,297,215	1,288,112
Interest-bearing certificates	1,909,894	1,848,230
	3,693,310	3,620,593

Advances from FHLB at fair value	155,405	167,045
Other borrowings	135,032	91,724
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	105,516	113,270
Accrued expenses and other liabilities	39,263	47,989
Deferred compensation	12,224	11,596
Deferred income tax liability, net	38	2,595
Income taxes payable, net	1,899	--
	4,142,687	4,054,812
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued	--	--
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 15,903,637 shares issued: 15,663,256 shares and 16,025,768 shares outstanding at March 31, 2008 and December 31, 2007, respectively	292,061	300,486
Retained earnings	139,722	139,636
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale transferred to held to maturity	(162)	(176)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 and 240,381 restricted shares outstanding at March 31, 2008 and December 31, 2007, respectively	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,100)	(7,960)
Liability for common stock issued to deferred, stock related, compensation plans	8,004	7,847
	(96)	(113)
	429,538	437,846
	$4,572,225	$4,492,658

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (In thousands except for per share amounts)
For the Quarters Ended March 31, 2008 and 2007

	2008	2007
INTEREST INCOME:
Loans receivable	$68,073	$61,828
Mortgage-backed securities	1,153	1,775
Securities and cash equivalents	2,727	1,843
	71,953	65,446
INTEREST EXPENSE:
Deposits	30,063	27,610
FHLB advances	1,849	2,277
Other borrowings	610	928
Junior subordinated debentures	2,064	2,454
	34,586	33,269

Net interest income before provision for loan losses	37,367	32,177

PROVISION FOR LOAN LOSSES	6,500	1,000
Net interest income	30,867	31,177

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,013	2,963
Mortgage banking operations	1,615	1,355
Loan servicing fees	402	375
Miscellaneous	331	461
	7,361	5,154
Gain on sale of securities	--	--
Net change in valuation of financial instruments carried at fair value	823	1,180
Total other operating income	8,184	6,334

OTHER OPERATING EXPENSES:
Salary and employee benefits	19,638	16,468
Less capitalized loan origination costs	(2,241)	(2,594)
Occupancy and equipment	5,868	4,352
Information/computer data services	1,989	1,369
Payment and card processing expenses	1,531	988
Professional services	755	559
Advertising and marketing	1,418	1,857
State/municipal business and use taxes	564	408
Amortization of core deposit intangibles	736	--
Miscellaneous	3,450	2,664
Total other operating expenses	33,708	26,071

Income before provision for income taxes	5,343	11,440

PROVISION FOR INCOME TAXES	1,509	3,627

NET INCOME	$3,834	$7,813

Earnings per common share (see Note 8):
Basic	$0.24	$0.63
Diluted	$0.24	$0.62
Cumulative dividends declared per common share:	$0.20	$0.19

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2008 and 2007

	2008	2007
NET INCOME	$3,834	$7,813

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	14	14
Other comprehensive income	14	14

COMPREHENSIVE INCOME	$3,848	$7,827

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Quarters Ended March 31, 2008 and 2007

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
BALANCE, January 1, 2008	$300,486	$139,636	$(176)	$(1,987)	$(113)	$437,846

Net income		3,834				3,834

Cumulative effect of adoption of EITF 06-4 relating to liabilities under split dollar life insurance arrangements		(617)				(617)

Amortization of unrealized loss on tax exempt securities transferred from available for sale to held to maturity			14			14

Cash dividend on common stock ($.20/share cumulative)		(3,131)				(3,131)

Purchase and retirement of common stock	(14,265)					(14,265)

Proceeds from issuance of common stock for exercise of stock options	551					551

Proceeds from issuance of common stock for stockholder reinvestment program	5,193					5,193

Net issuance of stock through employer’s stock plans, including tax benefit						--

Amortization of compensation expense related to stock options	96					96

Amortization of compensation expense related to MRP					17	17
BALANCE, March 31, 2008	$292,061	$139,722	$(162)	$(1,987)	$(96)	$429,538

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited) (In thousands, except per share amounts)
For the Quarters Ended March 31, 2008 and 2007

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
BALANCE, January 1, 2007 (As previously reported)	$135,149	$120,206	$(2,852)	$(1,987)	$(289)	$250,227

Cumulative ESOP tax expense		(2,452)				(2,452)

Tax benefit from prior periods	2,832					2,832

Balance, January 1, 2007 (Restated)	137,981	117,754	(2,852)	(1,987)	(289)	250,607

Net income		7,813				7,813

Cumulative effect of early adoption of SFAS Nos. 157 & 159 Fair Value Option		(3,520)	2,623			(897)

Amortization of unrealized loss on tax exempt securities transferred from available for sale to held to maturity			14			14

Cash dividend on common stock ($.19/share cumulative)		(2,429)				(2,429)

Purchase and retirement of common stock	(335)					(335)

Proceeds from issuance of common stock for exercise of stock options	502					502

Proceeds from issuance of common stock for stockholder reinvestment program	26,445					26,445

Net issuance of stock through employer’s stock plans, including tax benefit						--

Amortization of compensation expense related to stock options	84					84

Amortization of compensation expense related to MRP					46	46
BALANCE, March 31, 2007	$164,677	$119,618	$(215)	$(1,987)	$(243)	$281,850

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2008 and 2007

	2008	2007

SHARES ISSUED AND OUTSTANDING:
Common stock, shares issued, beginning of period	16,266	12,314

Purchase and retirement of common stock	(614)	(8)
Issuance of common stock for exercised stock options and/or employee stock plans	28	27
Issuance of common stock for stockholder reinvestment program	223	646
Number of shares (retired) issued during the period	(363)	665

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	15,903	12,979

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)
Issuance/adjustment of earned shares	--	--
Number of shares, end of period	(240)	(240)

NET SHARES OUTSTANDING	15,663	12,739

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2008 and 2007
	2008	2007
OPERATING ACTIVITIES:
Net income	$3,834	$7,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,535	1,654
Deferred income and expense, net of amortization	(152)	(851)
Loss (gain) on sale of securities	--	--
Net change in valuation of financial instruments carried at fair value	(823)	(1,180)
Purchases of securities at fair value	(49,012)	(769)
Principal repayments and maturities of securities at fair value	16,800	6,285
Proceeds from sales of securities at fair value	2,598	3,122
Deferred taxes	(2,557)	429
Equity-based compensation	113	130
Tax benefits realized from equity-based compensation	--	--
Increase in cash surrender value of bank-owned life insurance	(242)	(408)
Gain on sale of loans, excluding capitalized servicing rights	(1,218)	(1200)
Loss (gain) on disposal of real estate held for sale and property and equipment	58	(113)
Provision for losses on loans and real estate held for sale	6,500	1,000
Origination of loans held for sale	(111,088)	(83,887)
Proceeds from sales of loans held for sale	109,566	83,627
Net change in:
Other assets	2,826	(335)
Other liabilities	(6,759)	9,373
Net cash (used) provided by operating activities	(27,021)	24,690

INVESTING ACTIVITIES:
Purchases of securities held to maturity	(2,176)	--
Principal repayments and maturities of securities held to maturity	27	21
Origination of loans, net of principal repayments	(30,602)	(43,669)
Purchases of loans and participating interest in loans	(4,229)	(10)
Purchases of property and equipment, net	(3,286)	(6,634)
Proceeds from sale of real estate held for sale, net	400	33
Other	(414)	(735)
Net cash used by investing activities	(40,280)	(50,994)

FINANCING ACTIVITIES:
Increase in deposits	72,717	126,556
Proceeds from FHLB advances	92,800	--
Repayment of FHLB advances	(105,835)	(83,500)
Increase (decrease) in repurchase agreement borrowings, net	--	(7,802)
Increase (decrease) in other borrowings, net	43,308	(1,013)
Cash dividends paid	(3,204)	(2,291)
Repurchases of stock, net of forfeitures	(14,265)	(335)
Tax benefits realized from equity-based compensation	--	--
Cash proceeds from issuance of stock, net of registration costs	5,193	26,445
Exercise of stock options	551	502
Net cash provided by financing activities	91,265	58,562

NET INCREASE IN CASH AND DUE FROM BANKS	23,964	32,258

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	98,430	73,385
CASH AND DUE FROM BANKS, END OF PERIOD	$122,394	$105,643

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2008 and 2007

	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$35,362	$29,664
Taxes paid in cash	544	163
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	6,112	67
Net change in accrued dividends payable	73	138
Change in other assets/liabilities	141	805
Adoption of EITF 06-4 Accrual of liability for split-dollar life insurance	617	--
Adoption of SFAS Nos. 157 and 159:
Securities available for sale transferred to fair value		226,153
FHLB advances adjustment to fair value		678
Junior subordinated debentures including unamortized origination costs adjustment to fair value		2,079
Deferred tax asset related to fair value adjustments		504

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation and Critical Accounting Policies

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, a recent acquisition, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2008, its 81 branch offices and 12 loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).  The consolidated financial statements and results of operation presented in this report on Form 10-Q include financial information for Islanders Bank and our other recent acquisitions, F&M Bank, Spokane, Washington, and NCW Community Bank, Wenatchee, Washington, which were merged into Banner Bank in 2007.  (See Note 5 of the Selected Notes to the Consolidated Financial Statements for additional information with respect to these acquisitions.)

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses and (iii) the valuation of financial assets and liabilities recorded at fair value, goodwill, mortgage servicing rights and real estate held for sale.  These policies and the judgments, estimates and assumptions are described in greater detail below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  There have been no significant changes in our application of accounting policies since December 31, 2007 except for the adoption of Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and the adoption of this standard did not have a material effect on our financial condition or results of operations (for additional information, see Note 3 of the Selected Notes to the Consolidated Financial Statements).

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the SEC.  Certain reclassifications have been made to the 2007 Consolidated Financial Statements and/or schedules to conform to the 2008 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.  Interim results are not necessarily indicative of results for a full year.

Note 2:  Restatement under Securities and Exchange Commission Staff Accounting Bulletin (SAB) 108

In connection with reviewing our previous accounting for the tax (benefits) provisions related to stock-based compensation for our ESOP share releases, exercises of non-qualified stock options and distributions of stock from deferred compensation plans, we determined there were net immaterial errors in the reporting in prior period financial statements.  These errors resulted in the understatement of our previously reported income tax provisions as a result of the difference between the tax and book accounting basis for ESOP share releases to individual participants, as well as benefits to stockholders’ equity from the release of the Company’s shares of common stock in connection with the exercise of stock options and deferred compensation distributions.  We concluded that while the amounts related to individual years were immaterial, in the aggregate they resulted in cumulative adjustments that the Board of Directors and management felt required the restatement of previously reported financial statements.  The effects of these adjustments were reductions of $380,000 in income taxes payable and $2.4 million in retained earnings and increases of $2.8 million and $380,000, respectively, in common stock (paid-in capital) and total stockholders’ equity as of December 31, 2006.  These adjustments are reflected in the March 31, 2007 Consolidated Statement of Financial Condition and Consolidated Statement of Changes in Stockholder’s Equity that are shown for comparative purposes in these financial statements.  The restatement has had no impact on management’s previous conclusions regarding the effectiveness of internal controls over financial reporting and disclosure controls and procedures for the years ended December 31, 2006 and 2005, nor on our conclusions for the year ended December 31, 2007. These adjustments have immaterially affected certain previously reported ratios for the quarter ended March 31, 2007.

The following tables summarize the impact of the restatement discussed above on the previously issued Consolidated Financial Statements as of March 31, 2008 (dollars in thousands).

	December 31, 2006 (January 1, 2007)
	As Previously Reported Rate	Adjustment	Restated
Consolidated Statement of Financial Condition

Income taxes payable	$2,504	$(380)	$2,124

Common stock	135,149	2,832	137,981
Retained earnings	120,206	(2,452)	117,754
Total stockholders’ equity	250,227	380	250,607

Consolidated Statements of Changes in Stockholders’ Equity

Common stock	$135,149	2,832	137,981
Retained earnings	120,206	(2,452)	117,754
Total stockholders’ equity	250,227	380	250,607

Note 3:  Recent Developments and Significant Events

Stock Repurchase and Option Exercise Activity:  On July 26, 2007, our Board of Directors authorized the purchase of up to 750,000 shares of our outstanding common stock over the next twelve months.  As of March 31, 2008, we had repurchased 663,600 shares of stock under this program.  During the quarter ended March 31, 2008, we repurchased 605,800 shares of our common stock under this program at an average price of $23.19 per share.

In addition to shares repurchased under this program, during the quarter ended March 31, 2008, we purchased 8,103 shares as consideration for the exercise of certain vested stock options at current market prices on the date of exercise.  In total, we issued 28,211 shares of common stock on exercise of vested options during the quarter ended March 31, 2008.

Issuance of Shares through Dividend Reinvestment and Direct Stock Purchase and Sale Plan:  During the year ended December 31, 2007, we issued 995,590 new shares of common stock at an average net price of $37.75 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan (DRIP).  On October 23, 2007, our Board of Directors authorized the registration and issuance of up to an additional 1,000,000 shares of common stock through continuation of our DRIP.  During the quarter ended March 31, 2008, we issued 223,180 shares at an average price, net of issuance costs, of $23.27 per share through our DRIP.

Acquisition of F&M Bank, San Juan Financial Holding Company and NCW Community Bank:  We completed the acquisitions of F&M Bank (F&M) and San Juan Financial Holding Company (SJFHC) effective May 1, 2007, and NCW Community Bank (NCW) effective October 10, 2007.  SJFHC was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner Corporation.  F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name.  The financial results for the quarter ended March 31, 2008 include the assets, liabilities and results of operations for all three of the acquired companies which were not in the comparable period a year earlier.  (See Note 5 of the Selected Notes to the Consolidated Financial Statements for additional information with respect to these acquisitions.)

Branch Expansion:  Over the past several years, we have invested significantly in expanding Banner Bank’s branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington.  This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing low cost core deposits which will allow Banner Bank to proportionately reduce higher cost borrowings as a source of funds.  From March 2004 through December 2007, Banner Bank opened 26 new branch offices, relocated eight additional branch offices and significantly refurbished its main office in Walla Walla.  Branch expansion activity included ten new offices opened at various times during 2007, including four during the quarter ended March 31, 2007.  We plan a more moderate pace of expansion going forward with just two new branches scheduled to open in 2008.

Recently Adopted Accounting Standards: In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 implemented a change in accounting principle that required the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods.  On January 1, 2008, the Company adopted EITF 06-4 and recognized the effects of this change in accounting principle through a cumulative effect adjustment charge to opening retained earnings and an increase in benefit plan reserve liability of $617,000, respectively.  The Company will record an annual charge in 2008 of approximately $64,000 from the adoption of EITF 06-4.

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

Upon adoption of SFAS No. 159, the Company selected fair value measurement for all of its “available for sale” investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007.  The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in earnings.  While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total stockholders’ equity was $897,000 on January 1, 2007.  Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in earnings in subsequent financial reporting periods.  As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, the Company recorded net gains of $1.2 million ($755,000 after tax) and $823,000 ($527,000 after tax), respectively, for the quarters ended March 31, 2007 and 2008. (For further information, see Note 7 of the Selected Notes to the Consolidated Financial Statements.)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  On January 1, 2007, the Company adopted FIN 48.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Currently, the Company is subject to United States federal income tax and income tax of the States of Idaho and Oregon.  The years 2004 through 2006 remain open to examination for federal and state income taxes.  As of March 31, 2008 and December 31, 2007, the Company believes it had insignificant unrecognized tax benefits or uncertain tax positions.  In addition, the Company had no material accrued interest or penalties as of either date.  It is our policy to record interest and penalties as a component of income tax expense.  The amount of interest and penalties for the year ended December 31, 2007 was also immaterial.  The adoption of this accounting standard has not had a material impact on the Company’s Consolidated Financial Statements.

Note 4:  Business Segments

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

Note 5:  Acquisitions of F&M Bank, San Juan Financial Holding Company and NCW Community Bank

On May 1, 2007, we completed the acquisition of F&M Bank, Spokane, Washington (F&M), in a stock and cash transaction valued at approximately $98.1 million, with $19.4 million of cash and 1,773,402 shares of Banner common stock, for 100% of the outstanding common shares of F&M.  F&M was merged into Banner Bank and the results of its operations are included in those of Banner Bank starting in the quarter ended June 30, 2007.  The purchase of F&M allowed us to immediately expand Banner Bank’s franchise in the Spokane, Washington area, the fourth largest metropolitan market in the Pacific Northwest, by the addition of 13 branches and one loan office.

On May 1, 2007, we completed the acquisition of San Juan Financial Holding Company (SJFHC), the parent company of Islanders Bank, Friday Harbor, Washington, in a stock and cash transaction valued at approximately $41.6 million, with $6.2 million of cash and 819,209 shares of Banner common stock, for 100% of the outstanding common shares of SJFHC.  SJFHC was merged into Banner Corporation and Islanders Bank has continued to operate as a separate subsidiary of Banner.  The results of its operations are included in the Company’s consolidated operations beginning in the quarter ended June 30, 2007.  The acquisition of Islanders Bank, with its three branches located in the San Juan Islands, added to Banner Corporation’s presence in the North Puget Sound region.

On October 10, 2007, we completed the acquisition of NCW Community Bank, Wenatchee, Washington (NCW), in a stock and cash transaction valued at approximately $18.5 million, with $6.5 million of cash and 339,860 shares of Banner common stock, for 100% of the outstanding common shares of NCW.  NCW was merged into Banner Bank and the results of its operations are included in Banner Bank’s consolidated operations beginning in the fourth quarter of 2007.  The acquisition of NCW added two branches to our network and significantly enhanced our presence and market share within a desirable central Washington community.

The acquisitions were accounted for as purchases in accordance with SFAS No. 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table:

Date of acquisition	F&M May 1, 2007 (in thousands)	SJFHC May 1, 2007 (in thousands)	NCW October 10, 2007 (in thousands)	Total (in thousands)
New shares issued in acquisition	1,773,402	819,209	339,860	2,932,471

Cash paid to shareholders	$ 19,404	$ 6,159	$ 6,505	$ 32,068
Total value of Banner’s common stock exchange with acquiree’s shareholders	78,030	35,177	11,813	125,020
Transaction closing costs	680	253	143	1,076
Total purchase price	$ 98,114	41,589	18,461	158,164

Allocation of purchase price
Acquisitions’ equity	$ 32,849	$ 16,782	$ 9,601	$ 59,232
Adjustments to record assets and liabilities at estimated fair value
Loans	(195)	(604)	(90)	(889)
Premises and equipment	3,315	1,800	--	5,115
Core deposit intangible (CDI)	10,867	6,147	1,245	18,259
Deposits	(336)	37	(197)	(496)
Deferred taxes, net	(4,916)	(2,659)	(345)	(7,920)
Estimated fair value of net assets acquired	41,584	21,503	10,214	73,301

Goodwill resulting from acquisition	$ 56,530	$ 20,086	$ 8,247	$ 84,863

The fair value of assets and liabilities of acquired institutions at the date of acquisition follows:

Date of acquisition	F&M May 1, 2007 (in thousands)	SJFHC May 1, 2007 (in thousands)	NCW October 10, 2007 (in thousands)	Total (in thousands)
Cash	$12,056	$7,449	$2,916	$22,421
Securities –available for sale	6,768	26,263	1,200	34,231
Federal funds sold and interest bearing deposits at banks	137	--	--	137
Loans-net of allowance for loan losses of $4,528, $1,429 and $1,319, respectively	389,290	116,999	90,522	596,811
Premises and equipment, net	11,872	5,756	3,012	20,640
BOLI	8,662	2,315		10,977
Other assets	7,529	2,082	1,597	11,208
Goodwill	56,530	20,086	8,247	84,863
Core deposit intangible (CDI)	10,867	6,298	1,245	18,410
Total assets	503,711	187,248	108,739	799,698

Deposits	(348,822)	(124,264)	(86,756)	(559,842)
Advances from Federal Home Loan Bank	(20,000)	15,726)	--	(35,726)
Federal funds purchased and other borrowings	(19,625)	--	(1,590)	(21,215)
Other liabilities	(17,150)	(5,669)	(1,932)	(24,751)
Total liabilities	(405,597)	(145,659)	(90,278)	(641,534)

Net assets acquired	$98,114	$41,589	$18,461	$158,164

Additional adjustments to the purchase price allocation may be required, specifically related to other assets and taxes.  The CDI asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired.  This intangible asset is being amortized using an accelerated method over an estimated useful life of eight years.  The core deposit intangible asset is not estimated to have a significant residual value.  Goodwill represents the excess of the total purchase price paid for the banks over the fair values of the assets acquired, net of the fair values of the liabilities assumed.  Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  No impairment losses have been recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to the end of the current reporting period.

Note 6:  Additional Information Regarding Interest-Bearing Deposits and Securities

The following table sets forth additional detail on our interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	March 31	December 31	March 31
	2008	2007	2007

Interest-bearing deposits included in Cash and due from banks	$28,760	$310	$46,122

Mortgage-backed securities	94,954	99,775	145,490
Other securities—taxable	123,864	98,067	74,577
Other securities—tax exempt	56,653	50,812	42,777
Equity securities with dividends	7,086	7,725	3,464
Total securities	282,557	256,379	266,308

FHLB stock	37,371	37,371	35,844

	$348,688	$294,060	$348,274

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended March 31

	2008	2007
Mortgage-backed securities interest	$1,153	$1,775

Taxable interest income	1,916	1,302
Tax-exempt interest income	583	465
Other stock—dividend income	135	40
FHLB stock dividends	93	36
	2,727	1,843

	$3,880	$3,618

Note 7:  Fair Value Accounting and Measurement

The Company elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value (FV) at specified election dates.  Upon adoption of SFAS No. 159, the Company selected fair value measurement for all of our “available for sale” investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007.  The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings.  While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in the January 1, 2007 opening stockholders’ equity was $897,000 when SFAS No. 159 was adopted.  The following tables detail the financial instruments measured at fair value, on a recurring basis, on the dates indicated (in thousands):

	Cumulative Adjustment on Adoption of SFAS 159
	January 1, 2007					March 31, 2007
	Amortized Cost	Fair Market Valuation Adjustment	Fair Value	Related Taxes	Cumulative Effect of Adoption	Amortized Cost	Fair Market Valuation Adjustment	Fair Value
Assets:
Securities available for sale reclassified to fair value	$230,189	$(4,036)	$226,153	$1,413	$(2,623)	$221,427	$(2,950)	$218,477

Liabilities:
Advances from FHLB	$177,430	$(678)	$176,752	$244	$(434)	$93,930	$(499)	$93,431
Junior subordinated debentures,
net of unamortized deferred origination costs	122,287	2,079	124,366	(748)	1,331	122,313	1,806	124,119
	$299,717	$1,401	$301,118	$(504)	$897	$216,243	$1,307	$217,051

Total adjustment		$(5,437)			$(3,520)		$(4,257)

Less transfer from accumulated other comprehensive loss to retained earnings					2,623
Cumulative reduction of opening stockholders’ equity at January 1, 2007 upon adoption of SFAS No. 159					$(897)

	December 31, 2007					March 31, 2008
	Amortized Cost	Fair Market Valuation Adjustment	Basis at FMV			Amortized Cost	Fair Market Valuation Adjustment	Basis at FMV

Assets:
Securities available for sale reclassified to fair value	$204,279	$(1,416)	$202,863			$233,869	$(6,959)	$226,910

Liabilities:
Advances from FHLB	$167,073	$(28)	$167,045			$154,036	$1,369	$155,405
Junior subordinated debentures,
net of unamortized deferred origination costs	122,884	(9,614)	113,270			122,898	(17,382)	105,516
	$289,957	$(9,642)	$280,315			$276,934	$(16,013)	$260,921

Total Adjustment		$8,226					$9,054

Note 7:  Fair Value Accounting and Measurement (continued)

SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

·	Level 1 – Quoted prices for identical instruments in active markets
·
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active;
 and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

·	Level 3 – Instruments whose significant value drivers are unobservable.

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

Fair values are determined as follows:

·	Securities at fair value are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices and are considered a Level 2 input method.
·
Advances from FHLB are priced using discounted cash flows to the date of maturity based on the FHLB of Seattle’s current rate sheet for member bank advances on the date of valuation and are considered a Level 2 input method.

·
Junior subordinated debentures are priced using discounted cash flows to maturity or the next available redemption date as appropriate on the date of valuation based on recent issuances or quotes from brokers for comparable bank holding companies and are considered a Level 2 input method.

The following table outlines the net change in fair values recorded at the dates indicated (in thousands):

	Quarters Ended March 31

	2008	2007

Assets:
Securities available for sale reclassified as carried at fair value	$(5,554)	$1,086

Liabilities
Advances from FHLB	(1,396)	179
Junior subordinated debentures net of unamortized deferred issuance costs	7,773	273

Net change in fair value	$823	$1,180

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

The Company is required to record at fair value other assets on a nonrecurring basis.  These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets.  At March 31, 2008, the Company had impaired loans recorded at a carrying value of $55,901,000 that were subjected to nonrecurring fair value adjustments that would be classified as a Level 3 input method.

Note 8:  Calculation of Weighted Average Shares Outstanding for Earnings Per Share (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands):

	Quarters Ended March 31

	2008	2007

Basic weighted average shares outstanding	15,848	12,322

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	117	330

Diluted weighted average shares outstanding	15,965	12,652

Note 9:  Stock-Based Compensation Plans and Stock Options

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

MRP Stock Grants:  Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this stock program expired with 522,660 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vest ratably over a five-year period from the date of grant.  The Consolidated Statements of Income for the quarters ended March 31, 2008, and 2007 reflect accruals of $17,000 and $46,000, respectively, for these grant awards.  The MRP stock grants’ fair value equals their intrinsic value on the date of grant.

A summary of the Company’s unvested MRP shares activity during the quarters ended March 31, 2008, and 2007 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	19,360	$22.07
Granted	--	--
Vested	(4,000)	17.80
Forfeited	--	--
Unvested at March 31, 2007	15,360	$23.19

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2007	10,040	$22.73
Granted	--	--
Vested	(4,000)	17.80
Forfeited	--	--
Unvested at March 31, 2008	6,040	$25.99

Stock Options:   Under the SOPs, we reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006 with 6,613 stock options remaining ungranted at the time of termination.  As of March 31, 2008, there were 6,897 options eligible for grants under the 1998 and 2001 plans.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Such options have graded vesting of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the quarters ended March 31, 2008 and 2007, the Company did not award any stock options.  The Company did award 52,500 stock options during the third quarter of 2007.  Also, there were no significant modifications made to any stock option grants during the period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $96,000 and $84,000 for the quarters ended March 31, 2008 and 2007, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  Assumptions used in the Black-Scholes model are an expected volatility based on the historical volatility at the date of the grant.  The expected term is based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

	Quarter Ended March 31, 2008	Year Ended December 31, 2007
Annual dividend yield	N/A	2.46%
Expected volatility	N/A	24.0 to 28.8%
Risk free interest rate	N/A	4.64 to 4.82%
Expected lives	N/A	5 to 9	yrs

As part of the provisions of SFAS No. 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company’s SOPs’ stock compensation activity for the quarters ended March 31, 2008 and 2007 follows (dollars in thousands, except shares and per share data):

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2006	713,460	$20.49
Granted	--	--
Exercised	(26,923)	18.65		$644
Forfeited	--	--
Outstanding at March 31, 2007	686,537	$20.57	5.3	$14,406

Outstanding at December 31, 2007	668,590	$21.56
Granted	--	--
Exercised	(28,211)	19.54		$143
Forfeited	(1,600)	29.71
Outstanding at March 31, 2008	638,779	$21.63	4.9	$899

Vested at March 31, 2008 and expected to vest	634,577	$21.58	4.9	$927

Exercisable at March 31, 2008	505,889	$19.60	4.2	$1,739

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the option.

A summary of the Company’s unvested stock option activity with respect to the quarters ended March 31, 2008 and 2007 follows:

	Shares	Weighted- Average Grant- Date Fair Value

Unvested at December 31, 2006	211,810	$7.57
Granted	--	--
Vested	(41,250)	6.78
Forfeited	--	--

Unvested at March 31, 2007	170,560	$7.76

Unvested at December 31, 2007	162,940	$7.81
Granted	--	--
Vested	(29,500)	5.93
Forfeited	(550)	9.29

Unvested at March 31, 2008	132,890	$8.22

The Company had $422,000 of total unrecognized compensation costs related to stock options at March 31, 2008 that are expected to be recognized over a remaining period of 4.3 years.

During the quarter ended March 31, 2008, $551,000 was received from the exercise of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Quarters Ended March 31

	2008	2007
Salary and employee benefits	$113	$130
Total decrease in income before provision for income taxes	113	130
Decrease in provision for income taxes	(29)	(25)

Decrease in net income	$84	$105

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and under SFAS 123(R) is considered a stock appreciation right (“SAR”).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  Vesting occurs upon the completion of 60 months of continuous service from the date of grant.  On April 27, 2008, the Board of Directors amended the plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Bank for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  SFAS No. 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense (recovery) of $(42,000) and $152,000, respectively, for the quarters ended March 31, 2008 and 2007 related to the change in the fair value of SARs and additional vesting during the period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on form 10-K for the year ended December 31, 2007.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans and in real estate values in our market areas; fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results for 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries.

Executive Overview
We are a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank (together, the Banks, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2008, its 81 branch offices and 12 loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of March 31, 2008, we had total consolidated assets of $4.6 billion, total loans of $3.8 billion, total deposits of $3.7 billion and total stockholders’ equity of $430 million.

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

Branch expansion has been a significant element in our strategy to grow loans, deposits and customer relationships.  Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest:  the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets.  As a result of our aggressive franchise expansion, we have added 18 new branches through acquisitions, opened 21 new branches and relocated eight others in the last three years.  In 2007 alone, we opened ten branches, relocated five others and closed three acquisitions.  In large part because of this expansion activity, we have experienced loan growth of $1.7 billion and deposit growth of $1.7 billion over the last three-year period.  The acquisitions and new branches have increased our presence within desirable markets and allow us to better serve existing and future customers.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds.  We have reached our goal in terms of the number of branches required to generate deposit growth sufficient to fund our expected loan growth and produce significant fee generating opportunities.  As a result, we plan to open only two additional branches in 2008, a normal level of growth for a bank of our size.

We completed the acquisitions of F&M Bank and San Juan Financial Holding Company effective May 1, 2007, and NCW Community Bank effective October 10, 2007.  SJFHC was merged into Banner and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner.  F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name.  The financial results for the quarter ended March 31, 2008 include the assets, liabilities and results of operations for all three of the recently acquired companies.

For the quarter ended March 31, 2008, we had net income of $3.8 million, compared to $7.8 million for the quarter ended March 31, 2007.  Our net income for the current quarter was significantly adversely affected by a provision for loan losses that is materially increased from the amount we have recorded in recent periods.  Further, as a result of the significant increase in the average number of shares outstanding, primarily as a result of the acquisitions and the issuance of shares through our stock reinvestment plan, earnings per share (diluted) declined to $0.24 for the quarter ended March 31, 2008, compared to $0.62 per share (diluted) for the quarter ended March 31, 2007.  The provision for loan losses was $6.5 million for the quarter ended March 31, 2008, an increase of $5.5 million compared to the quarter ended March 31, 2007.  The increase in the provision for loan losses in the current quarter reflects an increase in delinquencies and non-performing loans, particularly loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties, and a higher although still modest level of net charge-offs.  The increase in the provision for loan losses also reflects our concern that the higher levels of delinquencies and loan loss provisioning recently announced by a number of lenders in our markets could lead to significant discounting of property values in efforts to expedite problem loan resolutions.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses increased $5.2 million for the quarter ended March 31, 2008 to $37.4 million as compared to the same quarter in the prior year, primarily as a result of significant growth in interest-earning assets and interest-bearing liabilities, including growth resulting from the three acquisitions, and despite a meaningful contraction in our net interest margin as asset yields have declined sharply over the past six months in response to the Federal Reserve’s action designed to dramatically lower short-term interest rates.  Further, increased delinquencies and the well-documented slowdown in the sale and construction of new homes over the past six months have had an adverse impact on our net interest margin, as well as the amount of our loan loss provision.

Our net income also is affected by the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions.  Other operating income, excluding the fair value adjustments, increased by $2.2 million, or 43%, to $7.4 million for the quarter ended March 31, 2008 from $5.2 million for the quarter ended March 31, 2007, primarily as a result of increased deposit fees and other service charges reflecting in part the recent acquisitions.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding the gain on sale of securities and fair value adjustments, increased 20% to $44.7 million for the quarter ended March 31, 2008, compared to $37.3 million for the quarter ended March 31, 2007.  Other operating expenses increased $7.6 million to $33.7 million for the quarter ended March 31, 2008 from $26.1 million for 2007, an increase of 29% from the quarter one year earlier, largely reflecting our continued growth and the effect of our acquisitions.

In the quarters ended March 31, 2008 and 2007, our net income included the net increases in the valuation of the selected financial assets and liabilities we record at fair value pursuant to the adoption of SFAS No. 159.  These fair value adjustments resulted in increases of $527,000 (net after tax), or $0.03 per share (diluted), and $1.2 million, or $0.06 per share (diluted), to net income reported for the quarters ended March 31, 2008 and 2007, respectively.  Excluding the net fair value adjustments in each quarter, net income from recurring operations declined to $3.3 million, or $0.21 per share (diluted), for the quarter ended March 31, 2008, compared to $7.1 million, or $0.56 per share (diluted), for the quarter ended March 31, 2007.  Earnings from recurring operations and other earnings information excluding the change in valuation of financial instruments carried at fair value represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide more useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  The decrease in net income and earnings from recurring operations despite a much larger earning asset base primarily reflects a narrower net interest margin, increased loan loss provisioning and a higher level of operating expenses as a result of the new branches and the acquisitions.

We offer a wide range of loan products to meet the demands of our customers; however, we do not now and have not previously engaged in any sub-prime lending programs.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past year our origination of construction and land development loans has declined materially.  Our total construction and land development loan originations in 2007 were approximately 35% lower than in the previous year, and this trend continued as construction and land development loan originations in the first quarter of 2008 were approximately 60% lower than in the first quarter of 2007.  Our lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  In part reflecting a still active Northwest economy, we have been particularly encouraged by increases in our commercial business loan balances in recent quarters. We have also increased our emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small.  While continuing our commitment to construction and residential lending, we expect commercial lending (including commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly important activities for us.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.  The success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees and service charges.

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

Management’s discussion and analysis of results of operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

General.  Total assets increased $80 million, or 2%, from $4.493 billion at December 31, 2007, to $4.572 billion at March 31, 2008.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $26 million, or 1%, from $3.764 billion at December 31, 2007, to $3.790 billion at March 31, 2008.  Loan growth was largely due to the $40 million, or 6%, growth in commercial business loans.  Reflecting a core competency of Banner Bank, we continue to maintain a significant investment in construction and land loans; however, production of new loans has declined appreciably over the last four quarters.  As a result of a much slower pace of new originations and continuing payoffs on existing loans, loans to finance the construction of one- to four-family residential real estate decreased by $42 million, or 7%, since December 31, 2007.  By contrast, land and development loans increased modestly by $4 million, or 1%, primarily reflecting disbursements on loans originated in earlier periods.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for another two to four quarters.  In addition, loans, including construction loans, to finance commercial real estate increased by $19 million, or 2%, while loans, including construction loans, secured by multi-family real estate were essentially unchanged.  Agricultural loans decreased by $5 million, or 3%, loans to finance existing one- to four-family residential properties increased by $11 million, or 2%, and consumer loans increased by $4 million, or 2%, at March 31, 2008 compared to December 31, 2007.

Securities increased $26 million, or 10%, from $256 million at December 31, 2007, to $283 million at March 31, 2008, as purchases exceeded sales and repayments.  Effective January 1, 2007, we elected to reclassify all our securities available for sale to fair value following our adoption of SFAS No. 159.  At March 31, 2008, the amortized cost of our securities available for sale, which are carried at fair value, exceeded their fair value by $7.0 million.  Property and equipment increased by $710,000 to $99 million at March 31, 2008, from $98 million at December 31, 2007, primarily reflecting improvements to two new branches scheduled to open early in the second quarter.  We also had an increase of $6 million in real estate owned, largely as a result of a foreclosure of a loan secured by a residential subdivision located in Salem, Oregon.  (See Asset Quality discussion below.)

Deposits increased $73 million, or 2%, from $3.620 billion at December 31, 2007, to $3.693 billion at March 31, 2008.  Non-interest-bearing deposits increased a modest $2 million to $486 million, while interest-bearing deposits increased $71 million, or 2%, to $3.207 billion at March 31, 2008.  Notwithstanding good growth in the number of accounts and customer relationships, growth in aggregate deposit balances was dampened by meaningful decreases in the average account balances of many of our real estate-related customers, reflecting the slowdown of home sales and transaction closings.  The aggregate total of transaction and savings accounts, including money market accounts, increased by $11 million, or 1%, to $1.783 billion.  Increasing core deposits is a key element of our expansion strategy, including the recent and planned additions and renovations of branch locations.  Reflecting internally generated growth and the effects of the acquisitions, transaction and savings accounts represent 48% of total deposits at March 31, 2008, compared to 45% a year earlier.  FHLB advances decreased $12 million, including fair value adjustments, from $167 million at December 31, 2007, to $155 million at March 31, 2008, while other borrowings increased $43 million to $135 million at March 31, 2008.  The increase in other borrowings reflects an increase in short term overnight borrowings of $50 million, offset by a $7 million decrease in retail repurchase agreements that are primarily related to customer cash management accounts.  Junior subordinated debentures decreased by $8 million, primarily reflecting the cumulative fair value adjustments recorded subsequent to the adoption of SFAS 159, as recent changes in credit market conditions had a particularly significant impact on this type of security.

During the quarter ended March 31, 2008, we repurchased 613,903 shares of Banner Corporation common stock for an aggregate price of approximately $14.3 million, or $23.24 per share.  In addition, we issued 223,180 new shares of common stock at an average net per share price of $23.27 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  We also issued a net 28,211 shares in connection with the exercise of vested stock options and grants.  This stock repurchase and issuance activity, combined with the changes in retained earnings as a result of operations and net of quarterly dividend distributions, resulted in a $8.3 million decrease in stockholders’ equity.  Book value per share increased from $27.32 at December 31, 2007 to $27.42 at March 31, 2008, and tangible book value per share decreased from $18.73 to $18.68, respectively, for the same period.

The following tables provide additional detail on our loans and deposits (dollars in thousands):

	March 31 2008		December 31 2007		March 31 2007
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate	$899,333	23.4%	$882,523	23.2%	$583,478	19.4%
Multifamily real estate	163,110	4.2	165,886	4.4	150,488	5.0
Commercial construction	75,849	2.0	74,123	1.9	97,007	3.2
Multifamily construction	38,434	1.0	35,318	0.9	45,897	1.5
One- to four-family construction	571,720	14.9	613,779	16.1	587,290	19.5
Land and land development	502,077	13.1	497,962	13.1	421,407	14.0
Commercial business	735,802	19.2	696,350	18.3	480,730	16.0
Agricultural business, including secured by farmland	181,403	4.7	186,305	4.9	159,652	5.3
One-to four-family real estate	456,199	11.9	445,222	11.7	364,986	12.1

Consumer	95,714	2.5	93,183	2.4	52,285	1.7
Consumer secured by one-to four-family	120,352	3.1	118,966	3.1	68,601	2.3
Total consumer	216,066	5.6	212,149	5.5	120,886	4.0
Total loans outstanding	3,839,993	100.0%	3,809,617	100.0%	3,011,821	100.0%

Less allowance for loan losses	(50,446)		(45,827)		(36,299)

Total net loans outstanding at end of period	$3,789,547		$3,763,790		$2,975,522

A substantial portion of the loans are to borrowers in the state of Washington, Oregon and Idaho.  Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

Loans by geographic concentration at March 31, 2008	Washington	Oregon	Idaho	Other	Total

Commercial real estate	$706,235	$116,326	$45,792	$30,980	899,333
Multifamily real estate	119,646	20,332	4,747	18,385	163,110
Commercial construction	53,488	11,492	10,703	166	75,849
Multifamily construction	30,306	8,128	--	--	38,434
One- to four-family construction	270,728	261,513	39,479	--	571,720
Land and land development	209,607	204,158	88,312	--	502,077
Commercial business	543,628	93,676	84,811	13,687	735,802
Agricultural business, including secured by farmland	73,783	45,999	61,535	86	181,403
One- to four-family real estate	398,065	31,148	20,012	6,974	456,199
Consumer	163,274	36,141	11,308	5,343	216,066

Total loans outstanding	2,568,760	$828,913	$366,699	$75,621	$3,839,993

Percent of total loans	66.9%	21.6%	9.5%	2.0%	100.0%

	March 31 2008		December 31 2007		March 31 2007
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$486,201	13.2%	$484,251	13.4%	$348,890	11.9%
Interest-bearing checking	452,531	12.3	430,636	11.9	345,805	11.8
Regular savings accounts	610,085	16.5	609,073	16.8	432,823	14.8
Money market accounts	234,599	6.3	248,403	6.9	180,965	6.3
Total transaction and saving accounts	1,783,416	48.3	1,772,363	49.0	1,308,483	44.8

Certificates which mature or reprice:
Within 1 year	1,656,117	44.8	1,610,247	44.5	1,402,354	48.0
After 1 year, but within 3 years	201,017	5.4	187,851	5.2	159,848	5.5
After 3 years	52,760	1.5	50,132	1.3	50,463	1.7
Total certificate accounts	1,909,894	51.7	1,848,230	51.0	1,612,665	55.2

Total	$3,693,310	100.0%	$3,620,593	100.0%	$2,921,148	100.0%

Comparison of Results of Operations for the Quarters Ended March 31, 2008 and 2007

For the quarter ended March 31, 2008, we had net income of $3.8 million, or $0.24 per share (diluted), compared to net income of $7.8 million, or $.62 per share (diluted), for the quarter ended March 31, 2007.  The decrease in net income was primarily caused by a material increase in our provision for loan losses as well as a significant decline in our net interest margin, which more than offset the favorable effects of continued growth of loans and deposits, including growth from acquisitions, as well as changes in the mix of assets and liabilities.  As more fully explained below, our provision for loan losses was $6.5 million for the quarter ended March 31, 2008 compared to $1.0 million for the quarter ended  March 31, 2007.  The increase in the provision for loan losses in the current quarter primarily reflects an increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.

Our operating results also included a significant increase in other operating income, particularly deposit fees and service changes, as well as substantial increases in other operating expenses, particularly compensation, occupancy, information services, payment and card processing, amortization of core deposit intangibles, and miscellaneous expenses, reflecting the acquisitions, growth in locations, operations and staff as we continued to expand.  Over the past fifteen months through acquisitions and de novo operations, we have added 26 new branches to improve and expand our franchise.  With the exception of four new offices opened during the first quarter of last year, all of these locations were added subsequent to March 31, 2007.  In addition to the branches added through acquisition, new or relocated offices that contributed to the higher level of operating expenses during this quarter compared to the same period a year ago include:  Nampa, Idaho; Beaverton and Tualatin, Oregon; and Bellingham (2), Oak Harbor, Federal Way, East Wenatchee, Selah and College Place, Washington.  Further, our operating results for the quarter ended March 31, 2008 include an $823,000 ($527,000 after tax) gain as a result of changes in the valuation of financial instruments carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159, compared to a $1.2 million ($755,000 after tax) gain for the same quarter in 2007.  Excluding the net fair value adjustments, net income from recurring operations was $3.3 million, or $0.21 per share (diluted), for the quarter ended March 31, 2008, compared to $7.1 million, or $0.56 per share (diluted), for the quarter ended March 31, 2007.

Compared to levels a year ago, total assets increased 28% to $4.572 billion at March 31, 2008, net loans increased 27% to $3.790 billion, deposits grew 26% to $3.693 billion, while borrowings, including junior subordinated debentures, increased $84 million, or 27%, to $396 million.  The average balance of interest-earning assets was $4.144 billion for the quarter ended March 31, 2008, an increase of $834 million, or 25%, compared to $3.310 billion for the same quarter a year earlier.

Net Interest Income.  Net interest income before provision for loan losses increased to $37.4 million for the quarter ended March 31, 2008, compared to $32.2 million for the prior year’s comparative quarter, primarily as a result of the growth in average interest-earning assets noted above and despite the decrease in the net interest margin as discussed below.  The net interest margin of 3.63% for the current quarter ended March 31, 2008 declined 31 basis points from the prior year’s comparative quarter, primarily as a result of the effect of rapidly declining short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields.  By comparison to the same quarter a year ago, this decline was compounded by the adverse effect of an increase in the level of non-accrual loans and other non-performing assets.  While funding costs also moved significantly lower, the more immediate impact of lower prime rates on a substantial portion of our loan portfolio resulted in compression of our net interest margin and offset a portion of the anticipated benefits from loan and deposit growth.  Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of non-accrual loans, the yield on earning assets for the quarter ended March 31, 2008 decreased by 104 basis points compared to the prior year’s first quarter, while funding costs for the quarter ended March 31, 2008 decreased by 77 basis points compared to the same period.  Importantly, during the most recent quarter, the Federal Reserve was aggressively lowering short-term interest rates and, due to the timing of those changes, the full impact on asset yields was not realized in that quarter.  As a result, we anticipate further compression of our net interest margin over the next quarter, despite the fact that funding costs are expected to continue declining.

Interest Income.  Interest income for the quarter ended March 31, 2008 was $72.0 million, compared to $65.4 million for the same quarter one year earlier, an increase of $6.5 million, or 10%.  The increase in interest income occurred as a result of an $834 million increase in the average balance of interest earning assets, partially offset by the 104 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 6.98% for the quarter ended March 31, 2008, compared to 8.02% for the same period in the prior year.  As noted above, the decrease in the yield on earning assets reflects the significant changes in Federal Reserve policy actions beginning in September 2007 designed to lower short-term interest rates.  As a result of these policy actions, bank prime rates which had averaged 8.25% for the quarter ended March 31, 2007, declined by 3.00%, to 5.25%, over a five-month period.  While the prime rate finished the quarter at 5.25%, the average prime rate for the quarter ended March 31, 2008 was 6.21%.  Average loans receivable for the quarter ended March 31, 2008 increased by $846 million, or 28%, to $3.831 billion, compared to $2.985 billion for the quarter ended March 31, 2007.  Interest income on loans for the quarter increased by $6.2 million, or 10%, to $68.1 million from $61.8 million for the same period in the prior year, reflecting the impact of the increase in average loan balances offset by a 125 basis point decrease in the average yield on loans.  The decrease in average loan yield reflects the lower average level of market interest rates in the current year, following the Federal Reserve’s actions to lower those rates, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The decrease in average loan yields also reflects changes in the mix of the loan portfolio and slower turn-over in the construction and development portfolio which resulted in less recognition of deferred loan fee income, as well as the adverse effect of increased loan delinquencies.  Additional factors were changes in the average credit risk profile of new borrowers and competitive pricing pressure which resulted in lower spreads and yields on new loan originations.  The average yield on loans was 7.15% for the quarter ended March 31, 2008, compared to 8.40% for the same period in the prior year.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $12 million for the quarter ended March 31, 2008, and the interest and dividend income from those investments increased by $262,000 compared to the quarter ended March 31, 2007.  The effect of the lower average balance was offset as the average yield on the securities portfolio and cash equivalents increased to 4.99% for the quarter ended March 31, 2008, from 4.52% in the prior year.  The increase in the yield of the securities portfolio reflects the maturity of certain lower yielding assets as well as the addition of certain higher yielding securities, including approximately $31 million of trust preferred securities issued by other unrelated bank holding companies and $6 million of FNMA preferred stock.  Unfortunately, we anticipate that the yield on these trust preferred securities and certain other floating rate securities, all of which are indexed to short-term LIBOR rates, will decline as those rates have also moved lower in response to the Federal Reserve’s actions.  Also, while insignificant in amount, we received $93,000 in dividend income on our FHLB of Seattle stock for the quarter ended March 31, 2008, an increase of $57,000 compared to the same quarter in the prior year.  We anticipate that the yield on this asset may increase modestly in 2008 as the earnings and capital position of the FHLB of Seattle have improved slightly.

Interest Expense.  Interest expense for the quarter ended March 31, 2008 was $34.6 million, compared to $33.3 million for the comparable period in 2007, an increase of $1.3 million, or 4%.  The increase in interest expense reflects an $829 million increase in average interest-bearing liabilities, which was substantially offset by a 77 basis point decrease in the average cost of all interest-bearing liabilities to 3.46% for the quarter ended March 31, 2008, from 4.23% for the same period in the prior year.  The increase in interest-bearing balances and higher interest expense reflects a large increase in average deposits of $811 million, along with an $18 million increase in FHLB advances.  The average balances for junior subordinated debentures and other borrowings were essentially unchanged (excluding the fair value adjustments).  The effect of lower average market rates for the quarter on the cost of these funds was partially mitigated by pricing characteristics noted below, particularly as deposits became a proportionately larger source of funds.

Deposit interest expense increased $2.5 million, or 9%, to $30.1 million for the quarter ended March 31, 2008 compared to $27.6 million for the prior quarter, largely as a result of the significant deposit growth during the past twelve months including growth due to our acquisitions, despite a 66 basis point decrease in the cost of interest-bearing deposits.  Reflecting the acquisitions, branch expansion and other growth initiatives, average deposit balances increased $811 million, or 29%, to $3.606 billion for the quarter ended March 31, 2008, from $2.796 billion for the quarter ended March 31, 2007, while the average rate paid on deposit balances decreased 66 basis points to 3.35%.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the modest decrease in deposit costs as the Federal Reserve moved aggressively to significantly lower short-term interest rates by 300 basis points from September 18, 2007 to March 31, 2008.  Further, competitive pricing pressure for interest-bearing deposits has been quite intense in recent quarters, as many financial institutions until very recently experienced strong loan growth and related funding needs and more recently as certain large financial institutions have experienced increased liquidity strains.  However, we expect that the cost of deposits will decline over the near term.

Average FHLB advances (excluding fair value adjustments) increased to $198 million for the quarter ended March 31, 2008, compared to $179 million during the same quarter a year earlier.  The average rate paid on FHLB advances for the quarter ended March 31, 2008 decreased to 3.76%, a decrease of 139 basis points compared to the same period one year earlier, resulting in a $428,000 decrease in the related interest expense, as we benefited from lower short-term rates.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding fair value adjustments) and an average cost of 6.71% for the quarter ended March 31, 2008.  Junior subordinated debentures outstanding in the same quarter in the prior year also had an average balance of $124 million with a higher average rate of 8.04%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months.  The lower average cost of the junior subordinated debentures in the current quarter reflects lower short-term market interest rates, as well as a lower spread on the most recently issued debentures and the early redemption of a higher costing tranche of debentures.  Effective April 22, 2007, we exercised the early redemption provision with respect to approximately $26 million of the junior subordinated debentures which had a spread of 3.70% to six-month LIBOR and an average cost of 9.09% during the six months preceding redemption.  We replaced the redeemed debentures with a new $26 million tranche of junior subordinated debentures issued on July 31, 2007 with an initial rate of 6.74% and a repricing spread of 1.38% to three-month LIBOR.  Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities.  The average balance for other borrowings was $90 million for the quarter ended March 31, 2008, essentially unchanged from the same quarter in the prior year, while the related interest expense decreased by $318,000, to $610,000 from $928,000 for the respective periods, again reflecting lower market interest rates.  The average balance of customer retail repurchase agreements increased by $22 million, while the average balance of wholesale borrowings from brokers decreased approximately $22 million.  The average rate paid on other borrowings was 2.73% for the quarter ended March 31, 2008, compared to 4.18% for the same period in the prior year.  Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Quarters Ended
Average Balances	March 31
(in thousands)	2008	2007
		Restated
Investment securities and cash equivalents	$176,596	$136,097
Mortgage-backed obligations	98,629	152,462
FHLB stock	37,371	35,844
Total average interest-earning securities and cash equivalents	312,596	324,403
Loans receivable	3,830,992	2,985,248
Total average interest-earning assets	4,143,588	3,309,651

Non-interest-earning assets	359,474	192,422
Total average assets	$4,503,062	$3,502,073

Deposits	$3,606,121	2,795,532
Advances from FHLB	197,886	179,427
Other borrowings	89,958	89,993
Junior subordinated debentures	123,716	123,716
Total average interest-bearing liabilities	4,017,681	3,188,668

Non-interest-bearing liabilities	42,997	49,020
Total average liabilities	4,060,678	3,237,028

Equity	442,384	264,385
Total average liabilities and equity	$4,503,062	$3,502,073

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	6.00%	5.38%
Mortgage-backed obligations	4.70%	4.72%
FHLB stock	1.00%	0.41%
Total interest rate yield on securities and cash equivalents	4.99%	4.52%
Loans receivable	7.15%	8.40%
Total interest rate yield on interest-earning assets	6.98%	8.02%

Interest Rate Expense:
Deposits	3.35%	4.01%
Advances from FHLB	3.76%	5.15%
Other borrowings	2.73%	4.18%
Junior subordinated debentures	6.71%	8.04%
Total interest rate expense on interest-bearing liabilities	3.46%	4.23%

Interest spread	3.52%	3.79%

Net interest margin on interest earning assets	3.63%	3.94%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	0.34%	0.90%
Return on average equity	3.49%	11.98%
Average equity / average assets	9.82%	7.55%
Average interest-earning assets / interest-bearing liabilities	103.13%	103.79%
Non-interest income/average assets	0.73%	0.73%
Non-interest (other operating) expenses / average assets	3.01%	3.02%
Efficiency ratio [non-interest (other operating) expenses / revenues]	74.00%	67.70%

Provision and Allowance for Loan Losses.  During the quarter ended March 31, 2008, the provision for loan losses was $6.5 million compared to $1.0 million from the quarter ended March 31, 2007.  As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The significantly greater provision for loan losses for the quarter ended March 31, 2008 primarily reflects an increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  In particular, the increased provision for loan losses reflects our concern that higher levels of delinquencies and loan loss provisioning recently announced by a number of lenders in our markets could lead to significant discounting of property values in efforts to expedite problem loan resolutions.  There were net charge-offs of $1.9 million for the quarter ended March 31, 2008, compared to $236,000 for the quarter one year earlier, and non-performing loans increased to $54 million at March 31, 2008, compared to $42 million at December 31, 2007 and $13 million at March 31, 2007.  Generally, these non-performing loans reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest; however, slower sales for one- to four-family homes and developed residential building lots is clearly a significant contributing factor and the greatest increase in delinquencies and non-performing loans is centered in construction and land development lending.  Although we anticipate sales activity will improve through the spring and summer, we are increasingly concerned about the possibility of further deterioration in property values in some locations.  As a result, we chose to increase our reserves through a higher level of provisioning as the degree of uncertainty with respect to property values has clearly increased.  A comparison of the allowance for loan losses at March 31, 2008 and 2007 shows an increase of $14 million, including $7 million added through the acquisitions, to $50 million at March 31, 2008, from $36 million at March 31, 2007.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 1.31% at March 31, 2008, compared to 1.21% at March 31, 2007.  The allowance as a percentage of non-performing loans decreased to 93% at March 31, 2008, compared to 277% a year earlier.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.  As of March 31, 2008, we had identified $55.9 million of impaired loans as defined by SFAS No. 114 and had established $5.2 million of loss allowances related to these loans.

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared.  The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances.  Loss factors are based on our historical loss experience adjusted for significant factors including the experience of other banking organizations that, in our judgment, affect the collectibility of the portfolio as of the evaluation date.  The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  Beginning with the quarter ended December 31, 2007, we adjusted our loss factors in accordance with updated guidance from our regulators.  The adjusted factors resulted in somewhat lower general and specific reserves; however, in the current economic environment, management’s judgment with respect to the appropriate level of loss provisioning and allowance has resulted in a significantly greater amount of unallocated allowance than in prior periods.

We believe that the allowance for loan losses as of March 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following tables provide additional detail on our allowance for loan losses (dollars in thousands):

	Quarters Ended
	March 31
Allowance for Loan Losses:	2008	2007
Balance, beginning of the period	$45,827	$35,535

Provision for loan losses	6,500	1,000

Recoveries of loans previously charged off:

One- to four-family real estate	--	337
Commercial real estate	--	--
Multifamily real estate	--	--
Construction and land	--	--
Commercial business	86	35
Agricultural business, including secured by farmland	3	255
Consumer	55	37
	144	664
Loans charged off:

One- to four-family real estate	(72)	(413)
Commercial real estate	--	--
Multifamily real estate	--	--
Construction and land	(968)	--
Commercial business	(780)	(404)
Agricultural business, including secured by farmland	--	(20)
Consumer	(205)	(63)
	(2,025)	(900)
Net (charge-offs) recoveries	(1,881)	(236)

Balance, end of the period	$50,446	$36,299

Net charge-offs (recoveries) as a percentage of average net book value of loans outstanding for the period	0.05%	0.01%

The following is a schedule of our allocation of the allowance for loan losses (dollars in thousands):

	March 31	December 31	March 31
	2008	2007	2007
Specific or allocated loss allowances:
One- to four-family real estate	$2,054	$1,987	$939
Commercial real estate	4,180	3,771	4,726
Multifamily real estate	587	934	902
Construction and land	11,117	7,569	12,294
Commercial business	17,842	19,026	10,652
Agricultural business, including secured by farmland	1,397	1,419	2,554
Consumer	2,807	3,468	945
Total allocated	39,984	38,174	33,012

Estimated allowance for undisbursed commitments	599	330	259
Unallocated	9,863	7,323	3,028
Total allowance for loan losses	$50,446	$45,827	$36,299

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for loan losses)	1.31%	1.20%	1.21%
Allowance for loan losses as a percentage of non-performing loans	93%	108%	277%

Other Operating Income.  Other operating income was $8.2 million for the quarter ended March 31, 2008, compared to $6.3 million for the quarter ended March 31, 2007.  Excluding fair value adjustments recorded pursuant to the adoption of SFAS No. 159, recurring other operating income increased 43% to $7.4 million compared to $5.2 million in the first quarter last year, largely as a result of increased deposit fees and service charges.  Deposit fees and other service charge income increased by $2.1 million, or 69%, to $5.0 million for the quarter ended March 31, 2008, compared to $3.0 million for the quarter ended March 31, 2007, largely influenced by the increase in deposit balances from our acquisitions, yet also reflecting internally generated growth in customer transaction accounts and increased merchant credit card services.  Changes in certain pricing schedules and interchange fees also contributed to the increased fee income.  Loan servicing fees were essentially unchanged at $402,000 for the current quarter, compared to $375,000 for the quarter ended March 31, 2007.  Reflecting increased mortgage banking activity, gain on sale of loans increased by $260,000 to $1.6 million for the quarter ended March 31, 2008, compared to $1.4 million for the same quarter one year earlier.  Loan sales for the quarter ended March 31, 2008 totaled $109.6 million, compared to $83.6 million for the prior year period.  Gain on sale of loans in the current quarter included $77,000 of fees on $8.7 million of loans which were brokered and are not reflected in the volume of loans sold.  By comparison, in the quarter ended March 31, 2007, gain on sale of loans included $187,000 of fees on $21.6 million of brokered loans.  As noted above, for the quarters ended March 31, 2008 and 2007 other income also includes net gains of $823,000 and $1.2 million, respectively, for the change in valuation of financial instruments now carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159.  This gain primarily resulted from changes in the value of the junior subordinated debentures that we have issued, caused by a significant change in the level of credit spreads demanded by buyers of that type of security as reflected in current market prices for comparable issues.  These gains were partially offset by decreases in the value of similar securities included in the Banner Bank investment portfolio, as well as by changes in the fair value of portions of Banner Bank’s FHLB advances.

Other Operating Expenses.  Other operating expenses increased by $7.6 million, or 29%, to $33.7 million for the quarter ended March 31, 2008, from $26.1 million for the same quarter in the prior year, largely reflecting the growth resulting from our branch expansion strategy and the three acquisitions.  However, operating expenses for the quarter ended March 31, 2008 were lower than each of the two preceding quarters as we are beginning to experience some of the anticipated efficiencies following last year’s acquisitions.  And, while we will be opening two new offices during the second quarter of 2008, we expect further improvement as we capture additional efficiencies and as a result of a more moderate pace of branch expansion going forward.  Besides the acquisitions, the increase in expenses includes operating costs associated with the opening of six new branch offices over the last year in Nampa, Idaho, Beaverton and Tualatin, Oregon, and Bellingham (2) and Oak Harbor, Washington, and the relocation and upgrading of our branch offices in College Place, Federal Way, East Wenatchee and Selah, Washington.  Primarily reflecting the additional branches and bank acquisitions, salary and employee benefits expense increased by $3.2 million, or 19%, and occupancy costs increased by $1.5 million, or 35%, compared to the same quarter a year earlier.  In addition, compensation was higher as a result of general wage and salary increases, as well as increased per employee costs associated with benefit programs and employer-paid taxes.  Further, direct expenses associated with payment and card processing services increased by $543,000 as a result of growth in these fee generating activities.  The current quarter’s operating expenses also included $736,000 for amortization of the core deposit intangibles recorded in connection with the acquisitions of F&M, SJFHC and NCW.  We continue our strong commitment to advertising and marketing expenditures; however, partially offsetting the growth of other operating expenses, marketing and advertising costs decreased $439,000, or 24%, to $1.4 million in the quarter ended March 31, 2008, compared to $1.9 million for the same quarter in the prior year.  Other operating expenses as a percentage of average assets was 3.01% for the quarter ended March 31, 2008, compared to 3.02% for the same quarter one year earlier, reflecting the impact of the acquisitions, integration and conversion costs and continuing startup costs associated with branch growth.  Our efficiency ratio, adjusted to exclude fair value adjustments increased to 75.36% for the quarter ended March 31, 2008 from 69.84% for the same quarter in the prior year.  In addition to increased operating expenses, the higher efficiency ratio reflects the adverse effect of a narrower net interest margin on our profitability.  Over time, we expect continued increases in the absolute level of operating expenses as a result of our expansion plans; however, the pace of increase should slow as we reduce the number of new branch openings beginning in 2008.  Further, we believe that this investment in our branch network will lead to a lower relative cost of funds and enhanced revenues over time which, combined with expected cost savings from the acquisitions, should result in an improved efficiency ratio and stronger operating results.

Income Taxes.  Income tax expense for the quarter ended March 31, 2008 decreased to $1.5 million, compared to $3.6 million for the comparable period in 2007.  Our effective tax rates for the quarters ended March 31, 2008 and 2007 were 28.2% and 31.7%, respectively.  The effective tax rates in both periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments as well as certain tax exempt income.  The lower rate in the current quarter is primarily a result of the much larger provision for loan losses which significantly reduced the portion of fully taxable earnings relative to tax-exempt income from municipal securities and bank-owned life insurance, as well as the relative effect of other tax preference items.

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

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At March 31, 2008, we had an allowance for loan losses of $50 million, which represented 1.31% of net loans and 93% of non-performing loans compared to 1.21% and 277%, respectively, at March 31, 2007.

Non-Performing Assets:  Non-performing assets increased to $62 million, or 1.36% of total assets, at March 31, 2008, compared to $14 million, or 0.39% of total assets, at March 31, 2007.  With the exception of residential construction and land development loans, non performing loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest.  However, slower sales and excess inventory in certain housing markets have been clear contributing factors to the increase in delinquencies for construction and land development loans, which represent approximately 82% of our non-performing assets.  While we have not engaged in any sub-prime lending programs and have not been directly impacted by the asset quality issues emanating from that market segment, we do have heightened concerns relative to home values, housing markets and construction lending as a result of the problems associated with sub-prime and other non-traditional mortgage lending programs, as well as increasing levels of builder and developer delinquencies and lender foreclosures.  As a result, we are currently exercising extra monitoring vigilance with respect to our asset quality and for the quarter ended March 31, 2008 we significantly increased our allowance for loan losses.  Aside from residential construction and land development lending, to date we have not detected any meaningful deterioration in the performance or quality of any other segments of our loan portfolio.  We believe our level of non-performing loans and assets, while increased, is manageable, the underlying asset values remain sufficient to minimize principal losses and our reserves are satisfactory.

While nonperforming assets are geographically disbursed, they are concentrated largely in land and land development loans.  The geographic distribution of nonperforming construction and land development loans and real estate owned included approximately $22 million, or 42%, in the western Oregon (Salem and Portland)/southwestern Washington (Vancouver) market area, $16 million, or 30%, in the Puget Sound region and $12 million, or 24%, in the greater Boise market area.  At March 31, 2008, our largest non-performing loan exposure was for a land development project totaling $6.2 million secured by 210 acres of undeveloped land near Boise, Idaho.  The second largest non-performing loan exposure was for a residential land development loan totaling $6.0 million secured by a project in Portland, Oregon.  This project contains 38 fully developed and marketable single family building lots.  The third largest non-performing loan exposure, totaling $4.2 million, was also for a residential development project and is secured by a finished, 32 lot residential plat also in the greater Portland market.  We only have four additional non-performing loan exposures which exceed $2 million in size, ranging from $2.3 million to $3.9 million.  The largest is a residential development project in the southern Puget Sound region which is secured by six completed single family homes, five partially completed homes and 13 single family lots.  The second consists of four finished single family homes and one land development project containing seven lots located in Portland, Oregon which is secured by the project.  The third is a single family attached-home residential project in Washington which is secured by the residential-use land.  The fourth is a land development project in the greater Boise, Idaho market which is secured by undeveloped land.  At March 31, 2008, we had $7.6 million of real estate owned and other repossessed assets, the most significant component of which was a residential land development loan totaling $5.2 million secured by a project in Salem, Oregon.  This project contains 80 fully developed and marketable single family building lots.  We acquired title to this property through foreclosure on January 31, 2008.  The second largest element is a parcel of undeveloped land in Federal Way, Washington with a book value of $918,000.  The remaining balance of our real estate owned consists of two single family residential homes, one located in Boise, Idaho and the other in Bend, Oregon and five acres of raw land in Bellingham, Washington.  Management is optimistic about the prospects for disposal of these properties at prices in line with the current book values.

The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	March 31	December 31	March 31
	2008	2007	2007
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
One- to four-family	$2,869	$3,371	$1,536
Commercial	3,273	1,357	3,329
Multifamily	--	1,222	792
Construction and land	44,192	33,432	1,842
Commercial business	3,114	2,250	4,529
Agricultural business, including secured by farmland	386	436	1,031
Consumer	40	--	--
	53,874	42,068	13,059
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
One- to four-family	488	221	55
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	73	94	--
	561	315	55
Total non-performing loans	54,435	42,383	13,114

Real estate owned, held for sale, and other repossessed assets, net	7,579	1,885	958

Total non-performing assets at the end of the period	$62,014	$44,268	$14,072
Non-performing loans as a percentage of total loans before allowance for loan losses at end of the period	1.42%	1.11%	0.44%
Non-performing assets as a percentage of total assets at end of the period	1.36%	0.99%	0.39%

Troubled debt restructuring at end of the period	$2,026	$2,750	$--

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

Our primary investing activity is the origination and purchase of loans.  During the quarter ended March 31, 2008, we purchased loans of $4 million, while loan originations, net of repayments, totaled $31 million.  This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth.  During the quarter ended March 31, 2008, we sold $110 million of loans.  Net deposit growth was $73 million for the quarter ended March 31, 2008.  FHLB advances decreased $12 million (excluding fair value adjustments) for the quarter ended March 31, 2008 while other borrowings, including junior subordinated debentures, increased $33 million for the quarter ended March 31, 2008.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the quarter ended March 31, 2008, we used our sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals.  At March 31, 2008, we had outstanding loan commitments totaling $1.152 billion, including undisbursed loans in process and unused credit lines totaling $1.095 billion.  While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances.  We maintain credit facilities with the FHLB-Seattle, which at March 31, 2008 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $804 million, and the lesser of 25% of Islanders Bank’s assets up to a total possible credit line of $23 million.  Advances under these credit facilities totaled $154 million, or 3% of our assets at March 31, 2008.  We also have in place borrowing lines with certain correspondent banks which in aggregate total $115 million, none of which was drawn upon as of March 31, 2008.

At March 31, 2008, certificates of deposit amounted to $1.910 billion, or 52% of our total deposits, including $1.656 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of March 31, 2008, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$363,260
Revolving open-end lines secured by 1-4 family residential properties	99,355
Credit card lines	47,668
Other, primarily business and agricultural loans	594,245
Real estate secured by one- to four-family residential properties	32,150
Standby letters of credit and financial guarantees	14,916

Total	$1,151,594

Commitments to sell loans secured by one- to four-family residential properties	$32,150

Interest rate swaps	$20,370

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days.  Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer.  We make every effort to deliver these loans before their rate locks expire.  This arrangement generally requires us to deliver the loans prior to the expiration of the rate lock.  Delays in funding the loans can require a lock extension.  The cost of a lock extension at times is borne by the customer and at times by us.  These lock extension costs paid by us are not expected to have a material impact to our operations.  This activity is managed daily.  Changes in the value of rate lock commitments are recorded as other assets and liabilities.  See “Derivative Instruments” under Note 1 of the Notes to the Consolidated Financial Statement’s in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Capital Requirements

Banner Corporation is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (BHCA), and the regulations of the Federal Reserve.  Banner Bank and Islanders Bank, as state-chartered, federally insured commercial banks, are subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At March 31, 2008, Banner and the Banks each exceeded all current regulatory capital requirements.  (See Item 1, “Business–Regulation,” and Note 21 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on

Form 10-K for the year ended December 31, 2007 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2007.

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2008, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well-capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2008:
Banner Corporation—consolidated
Total capital to risk-weighted assets	$450,419	11.03%	$326,556	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	399,973	9.80	163,278	4.00	N/A	N/A
Tier 1 leverage capital to average assets	399,973	9.15	174,868	4.00	N/A	N/A

Banner Bank
Total capital to risk-weighted assets	421,110	10.65	316,288	8.00	$395,360	10.00%
Tier 1 capital to risk-weighted assets	372,061	9.41	158,144	4.00	237,216	6.00
Tier 1 leverage capital to average assets	372,061	8.82	168,709	4.00	210,886	5.00

Islanders Bank
Total capital to risk-weighted assets	20,525	15.70	10,460	8.00	13,075	10.00%
Tier 1 capital to risk-weighted assets	19,128	14.63	5,230	4.00	7,845	6.00
Tier 1 leverage capital to average assets	19,128	12.49	6,124	4.00	7,655	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, as of March 31, 2008, we have very few floating-rate loans with interest rates that were not at levels above their floors and therefore these loans should be responsive to modest decreases or increases in market rates should they occur.  Further, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the recent narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in the first quarter of 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, in recent quarters, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions have created heightened competitive pricing pressures.  As noted earlier in this report, our net interest margin has also been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.

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

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2008, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	$6,505	3.9%	$(35,796)	(7.7)%
+200	3,983	2.4	(23,574)	(5.1)
+100	1,662	1.0	(11,810)	(2.5)
0	0	0	0	0
-50	(413)	(0.2)	1,063	0.2
-100	(1,387)	(0.8)	(3,233)	(0.7)
-200	(9,929)	(5.9)	(39,798)	(8.6)

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2008.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2008, total interest-bearing assets maturing or repricing within one year exceeded total interest-earning liabilities maturing or repricing in the same time period by $79.4 million, representing a one-year cumulative gap to total assets ratio of 1.74%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2008 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Interest Sensitivity Gap as of March 31, 2008	Within 6 Months	After 6 Months Within 1Year	After 1 Year Within 3 years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$747,431	$17,890	$45,084	$3,063	$188	$304	$813,960
Fixed-rate mortgage loans	100,121	60,542	192,809	125,920	115,661	43,102	638,155
Adjustable-rate mortgage loans	573,440	161,098	411,060	184,000	1,861	(5,645)	1,325,814
Fixed-rate mortgage-backed securities	8,899	5,975	19,192	13,358	17,741	6,034	71,199
Adjustable-rate mortgage-backed securities	1,807	1,686	7,261	3,881	10,795	--	25,430
Fixed-rate commercial/agricultural loans	46,395	34,891	100,285	38,488	16,975	98	237,132
Adjustable-rate commercial/agricultural loans	572,351	10,253	29,310	20,625	2,256	(2,868)	631,927
Consumer and other loans	93,184	12,212	32,042	42,437	16,823	819	197,517
Investment securities and interest-earning deposits	145,739	26,899	13,890	11,427	18,608	37,064	253,627

Total rate sensitive assets	2,289,367	331,446	850,933	443,199	200,908	78,908	4,194,761

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	270,120	139,852	326,322	326,322	--	--	1,062,616
Money market deposit accounts	117,299	70,380	46,920	--	--	--	234,599
Certificates of deposit	1,258,426	402,546	198,085	43,988	6,848	1	1,909,894
FHLB advances	40,237	10,000	78,800	25,000	--	--	154,037
Other borrowings	50,000	--	--	--	--	--	50,000
Junior subordinated debentures	97,942	--	--	25,774	--	--	123,716
Retail repurchase agreements	84,604	--	--	428	--	--	85,032

Total rate sensitive liabilities	1,918,628	622,778	650,127	421,512	6,848	1	3,619,894

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$370,739	$(291,332)	$200,806	$21,687	$194,060	$78,907	$574,867
Cumulative excess (deficiency) of interest-sensitive assets	$370,739	$79,407	$280,213	$301,900	$495,960	$574,867	$574,867

Cumulative ratio of interest-earning assets to interest- bearing liabilities	119.32%	103.12%	108.78%	108.36%	113.70%	115.88%	115.88%
Interest sensitivity gap to total assets	8.10%	(6.37)%	4.39%	0.47%	4.24%	1.72%	12.56%
Ratio of cumulative gap to total assets	8.10%	1.74%	6.12%	6.60%	10.84%	12.56%	12.56%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(620.2) million, or (13.6%) of total assets at March 31, 2008.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters Ended March 31, 2008 and 2007” of this report.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls:  In the quarter ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-26584).

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, we did not sell any securities that were not registered under the Securities Act of 1933.

The table below represents our purchases of equity securities during the quarter covered by this report.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan (1)
Beginning	Ending
January 1, 2008	January 31, 2008	--	$--	--
February 1, 2008	February 29, 2008	438,903	$23.98	430,800
March 1, 2008	March 31, 2008	175,000	$21.39	175,000
Total		613,903	$23.24	605,800	86,400

(1)
On July 26, 2007, the Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock over the next twelve months.  As of March 31, 2008, 663,600 shares had been purchased under this program.  During the quarter ended March 31, 2008, 8,103 shares were purchased to facilitate the exercise of vested stock options.

Item 3.             Defaults upon Senior Securities

Not Applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

Item 5.             Other Information

Not Applicable.

Item 6.             Exhibits

Exhibits
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

10{n}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Paul E. Folz [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008].

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

10{t}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 9, 2008	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2008	/s/ Lloyd W. Baker
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

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 9, 2008		/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 9, 2008		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, that:

•  the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

 •  the information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

May 9, 2008	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

May 9, 2008	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer