Form 10-Q
period 2008-06-30
BANNER CORP
filed 2008-08-08
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 .

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

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	[ ]	No	[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of July 31, 2008 16,553,870 shares*

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
Consolidated Statements of Financial Condition as of June 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the Quarters and Six Months Ended June 30, 2008 and 2007	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2008 and 2007	5

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2008 and 2007	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	9

Selected Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	22

Executive Overview	22

Comparison of Financial Condition at June 30, 2008 and December 31, 2007	25

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2008 and 2007	27

Asset Quality	34

Liquidity and Capital Resources	36

Financial Instruments with Off-Balance-Sheet Risk.	36

Capital Requirements	37

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	38

Sensitivity Analysis	38

Item 4 - Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	43

Item 1A - Risk Factors	43

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3 - Defaults upon Senior Securities	45

Item 4 - Submission of Matters to a Vote of Security Holders.	45

Item 5 - Other Information	45

Item 6 - Exhibits	46

SIGNATURES	47

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2008 and December 31, 2007

	June 30	December 31
ASSETS	2008	2007
Cash and due from banks	$92,383	$98,430

Securities at fair value, cost $250,046 and $204,279, respectively	238,670	202,863
Securities held to maturity, fair value $56,515 and $55,010, respectively	55,612	53,516

Federal Home Loan Bank (FHLB) stock	37,371	37,371
Loans receivable:
Held for sale, fair value $6,898 and $4,680, respectively	6,817	4,596
Held for portfolio	3,966,482	3,805,021
Allowance for loan losses	(58,570)	(45,827)
	3,914,729	3,763,790

Accrued interest receivable	22,890	24,980
Real estate owned, held for sale, net	11,390	1,867
Property and equipment, net	97,928	98,098
Goodwill and other intangibles, net	86,205	137,654
Deferred income tax asset, net	1,998	--
Income taxes receivable, net	3,652	1,610
Bank-owned life insurance (BOLI)	52,213	51,483
Other assets	21,303	20,996
	$4,636,344	$4,492,658
LIABILITIES
Deposits:
Non-interest-bearing	$477,144	$484,251
Interest-bearing transactions and savings accounts	1,216,217	1,288,112
Interest-bearing certificates	2,063,392	1,848,230
	3,756,753	3,620,593

Advances from FHLB at fair value	182,496	167,045
Other borrowings	164,192	91,724
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	101,358	113,270
Accrued expenses and other liabilities	37,438	47,989
Deferred compensation	12,694	11,596
Deferred income tax liability, net	--	2,595
	4,254,931	4,054,812
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued	--	--
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 16,305,282 shares issued: 16,064,901 shares and 16,025,768 shares outstanding at June 30, 2008 and December 31, 2007, respectively	299,425	300,486
Retained earnings	84,204	139,636
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale transferred to held to maturity	(148)	(176)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 and 240,381 restricted shares outstanding at June 30, 2008 and December 31, 2007, respectively	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,607)	(7,960)
Liability for common stock issued to deferred, stock related, compensation plans	8,526	7,847
	(81)	(113)
	381,413	437,846
	$4,636,344	$4,492,658

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Six Months Ended June 30, 2008 and 2007

	Quarters Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
INTEREST INCOME:
Loans receivable	$64,094	$71,047	$132,167	$132,875
Mortgage-backed securities	1,087	1,535	2,240	3,310
Securities and cash equivalents	2,861	1,829	5,588	3,672
	68,042	74,411	139,995	139,857
INTEREST EXPENSE:
Deposits	27,565	32,378	57,628	59,988
FHLB advances	1,301	1,164	3,150	3,441
Other borrowings	530	790	1,140	1,718
Junior subordinated debentures	1,666	1,969	3,730	4,423
	31,062	36,301	65,648	69,570

Net interest income before provision for loan losses	36,980	38,110	74,347	70,287

PROVISION FOR LOAN LOSSES	15,000	1,400	21,500	2,400
Net interest income	21,980	36,710	52,847	67,887

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,494	4,090	10,507	7,053
Mortgage banking operations	1,579	1,808	3,194	3,163
Loan servicing fees	547	373	949	748
Miscellaneous	363	592	694	1,053
	7,983	6,863	15,344	12,017
Net change in valuation of financial instruments carried at fair value	649	(1,877)	1,472	(697)
Total other operating income	8,632	4,986	16,816	11,320

OTHER OPERATING EXPENSES:
Salary and employee benefits	19,744	19,635	39,382	36,103
Less capitalized loan origination costs	(2,728)	(3,175)	(4,969)	(5,769)
Occupancy and equipment	5,989	5,106	11,857	9,458
Information/computer data services	1,840	1,767	3,829	3,136
Payment and card processing expenses	1,768	1,298	3,299	2,286
Professional services	1,331	723	2,086	1,282
Advertising and marketing	1,677	1,867	3,095	3,724
State/municipal business and use taxes	576	470	1,140	878
Amortization of core deposit intangibles	725	352	1,461	352
Miscellaneous	4,300	3,256	7,750	5,920
	35,222	31,299	68,930	57,370
Goodwill write-off	50,000	--	50,000	--
Total other operating expenses	85,222	31,299	118,930	57,370

Income (loss) before provision for (benefit from) income taxes	(54,610)	10,397	(49,267)	21,837

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2,305)	3,286	(796)	6,913

NET INCOME (LOSS)	$(52,305)	$7,111	$(48,471)	$14,924

Earnings (loss) per common share (see Note 9):
Basic	$(3.31)	$0.49	$(3.06)	$1.11
Diluted	$(3.30)	$0.48	$(3.05)	$1.09
Cumulative dividends declared per common share:	$0.20	$0.19	$0.40	$0.38

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Six Months Ended June 30, 2008 and 2007

	Quarters Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007
NET INCOME (LOSS)	$(52,305)	$7,111	$(48,471)	$14,924

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	14	13	28	27
Other comprehensive income	14	13	28	27

COMPREHENSIVE INCOME (LOSS)	$(52,291)	$7,124	$(48,443)	$14,951

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Six Months Ended June 30, 2008 and 2007

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
BALANCE, January 1, 2008	$300,486	$139,636	$(176)	$(1,987)	$(113)	$437,846

Net income (loss)		(48,471)				(48,471)

Cumulative effect of adoption of EITF 06-4 relating to liabilities under split dollar life insurance arrangements		(617)				(617)

Amortization of unrealized loss on tax exempt securities transferred from available for sale to held to maturity			28			28

Cash dividend on common stock ($.40/share cumulative)		(6,344)				(6,344)

Purchase and retirement of common stock	(14,265)					(14,265)

Proceeds from issuance of common stock for exercise of stock options	594					594

Proceeds from issuance of common stock for stockholder reinvestment program	12,425					12,425

Net issuance of stock through employer’s stock plans, including tax benefit	4					4

Amortization of compensation expense related to stock options	181					181

Amortization of compensation expense related to MRP					32	32

BALANCE, June 30, 2008	$299,425	$84,204	$(148)	$(1,987)	$(81)	$381,413

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited) (In thousands, except per share amounts)
For the Six Months Ended June 30, 2008 and 2007

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
BALANCE, January 1, 2007 (As previously reported)	$135,149	$120,206	$(2,852)	$(1,987)	$(289)	$250,227

Cumulative ESOP tax expense		(2,452)				(2,452)

Tax benefit from prior periods	2,832					2,832

Balance, January 1, 2007 (Restated)	137,981	117,754	(2,852)	(1,987)	(289)	250,607

Net income		14,924				14,924

Cumulative effect of early adoption of SFAS Nos. 157 & 159 Fair Value Option		(3,520)	2,623			(897)

Amortization of unrealized loss on tax exempt securities transferred from available for sale to held to maturity			27			27

Cash dividend on common stock ($.38/share cumulative)		(5,361)				(5,361)

Purchase and retirement of common stock	(430)					(430)

Proceeds from issuance of common stock for exercise of stock options	991					991

Proceeds from issuance of common stock for stockholder reinvestment program	29,368					29,368

Acquisitions: Shares issued to the shareholders of F&M Bank (“F&M”)	78,006					78,006

Shares issued to the shareholders of San Juan Financial Holding Company (“SJFHC”)	35,149					35,149

Net issuance of stock through employer’s stock plans, including tax benefit	58					58

Amortization of compensation expense related to stock options	156					156

Amortization of compensation expense related to MRP					89	89

BALANCE, June 30, 2007	$281,279	$123,797	$(202)	$(1,987)	$(200)	$402,687

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2008 and 2007

	2008	2007

SHARES ISSUED AND OUTSTANDING:
Common stock, shares issued, beginning of period	16,266	12,314

Purchase and retirement of common stock	(614)	(11)
Issuance of common stock for bank acquisitions	--	2,593
Issuance of common stock for exercised stock options and/or employee stock plans	31	57
Issuance of common stock for stockholder reinvestment program	622	727
Number of shares (retired) issued during the period	39	3,366

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	16,305	15,680

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)
Issuance/adjustment of earned shares	--	--
Number of shares, end of period	(240)	(240)

NET SHARES OUTSTANDING	16,065	15,440

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2008 and 2007
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(48,471)	$14,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,198	3,629
Deferred income and expense, net of amortization	810	(526)
Net change in valuation of financial instruments carried at fair value	(1,472)	697
Purchases of securities at fair value	(74,600)	(125)
Principal repayments and maturities of securities at fair value	26,201	14,219
Proceeds from sales of securities at fair value	2,598	61,364
Deferred taxes	(4,593)	(2,887)
Equity-based compensation	213	245
Tax benefits realized from equity-based compensation	(4)	(58)
Increase in cash surrender value of bank-owned life insurance	(730)	(937)
Gain on sale of loans, excluding capitalized servicing rights	(2,550)	(2,853)
Loss (gain) on disposal of real estate held for sale and property and equipment	136	(75)
Provision for losses on loans and real estate held for sale	21,868	2,400
Origination of loans held for sale	(196,850)	(202,055)
Proceeds from sales of loans held for sale	194,629	198,957
Goodwill impairment	50,000	--
Net change in:
Other assets	384	(46)
Other liabilities	(9,790)	8,351
Net cash (used) provided by operating activities	(37,023)	95,224

INVESTING ACTIVITIES:
Purchases of securities held to maturity	(2,617)	(661)
Principal repayments and maturities of securities held to maturity	487	297
Origination of loans, net of principal repayments	(169,448)	(132,339)
Purchases of loans and participating interest in loans	(8,825)	(2,354)
Purchases of property and equipment, net	(5,144)	(14,660)
Proceeds from sale of real estate held for sale, net	1,331	74
Cost of acquisitions, net of cash acquired	(150)	(6,839)
Other	(671)	(9)
Net cash used by investing activities	(185,037)	(156,491)

FINANCING ACTIVITIES:
Increase in deposits	136,160	325,103
Proceeds from FHLB advances	102,800	--
Repayment of FHLB advances	(87,837)	(178,986)
Increase (decrease) in wholesale repurchase agreement borrowings, net	--	(24,524)
Increase (decrease) in other borrowings, net	72,468	(26,359)
Repayment of trust securities	--	(25,774)
Cash dividends paid	(6,336)	(4,710)
Repurchases of stock, net of forfeitures	(14,265)	(430)
Tax benefits realized from equity-based compensation	4	58
Cash proceeds from issuance of stock, net of registration costs	12,425	29,316
Exercise of stock options	594	991
Net cash provided by financing activities	216,013	94,685

NET INCREASE IN CASH AND DUE FROM BANKS	(6,047)	33,418

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	98,430	73,385
CASH AND DUE FROM BANKS, END OF PERIOD	$92,383	$106,803

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2008 and 2007

	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$67,780	$63,169
Taxes paid in cash	5,916	388
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	11,232	864
Net change in accrued dividends payable	8	651
Change in other assets/liabilities	967	1,075
Cash paid out in acquisitions	--	(26,481)
Fair value of assets acquired	--	690,571
Liabilities assumed in acquisition	--	550,883
Stock based consideration issued for acquisition	--	(113,207)
Adoption of EITF 06-4 Accrual of liability for split-dollar life insurance	617	--
Adoption of SFAS Nos. 157 and 159:
Securities available for sale transferred to fair value	--	226,153
FHLB advances adjustment to fair value	--	678
Junior subordinated debentures including unamortized origination costs adjustment to fair value	--	2,079
Deferred tax asset related to fair value adjustments	--	(504)

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2008, its 83 branch offices and 12 loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).  The consolidated financial statements and results of operation presented in this report on Form 10-Q include financial information for Islanders Bank and our other recent acquisitions, F&M Bank, Spokane, Washington, and NCW Community Bank, Wenatchee, Washington, which were merged into Banner Bank in 2007.  (See Note 5 of the Selected Notes to the Consolidated Financial Statements for additional information with respect to these acquisitions.)

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses and (iii) the valuation of financial assets and liabilities recorded at fair value, goodwill, mortgage servicing rights and real estate held for sale.  These policies and the judgments, estimates and assumptions are described in greater detail below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  There have been no significant changes in our application of accounting policies since December 31, 2007 except for the adoption of Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and the adoption of this standard did not have a material effect on our financial condition or results of operations (for additional information, see Note 2 of the Selected Notes to the Consolidated Financial Statements).

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  Certain reclassifications have been made to the 2007 Consolidated Financial Statements and/or schedules to conform to the 2008 presentation. These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial. All significant intracompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.  Interim results are not necessarily indicative of results for a full year.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Goodwill write-off:  As a result of the significant decline in our stock price and market capitalization during the second quarter in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, we decided to reduce the carrying value of goodwill by $50 million in our Consolidated Statements of Financial Condition as of June 30, 2008.  This write-down of goodwill is a non-cash charge that does not affect the Company’s or the Banks’ liquidity or operations.  The adjustment brings our book value and tangible book value more closely in line with each other and more accurately reflects current market conditions.  Also, since goodwill is excluded from regulatory capital, this impairment charge (which is not deductible for tax purposes) does not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements.  (See Note 6 of the Selected Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.)

Stock Repurchase and Option Exercise Activity:  On July 26, 2007, our Board of Directors authorized the purchase of up to 750,000 shares of our outstanding common stock over the next twelve months.  As of June 30, 2008, we had repurchased 663,600 shares of stock under this program.  During the six months ended June 30, 2008, we repurchased 605,800 shares of our common stock under this program at an average price of $23.20 per share.  The program was not renewed when it expired on July 26, 2008.

In addition to shares repurchased under this program, during the six months ended June 30, 2008, we purchased 8,103 shares as consideration for the exercise of certain vested stock options at current market prices on the date of exercise.  In total, we issued 30,611 shares of common stock on exercise of vested options during the six months ended June 30, 2008.

Issuance of Shares through Dividend Reinvestment and Direct Stock Purchase and Sale Plan:  During the year ended December 31, 2007, we issued 995,590 new shares of common stock at an average net price of $37.75 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan (DRIP).  On October 23, 2007, our Board of Directors authorized the registration and issuance of up to an additional 1,000,000 shares of common stock through continuation of our DRIP.  During the six months ended June 30, 2008, we issued 622,425 shares at an average price, net of issuance costs, of $19.96 per share through our DRIP.  On July 22, 2008, our Board of Directors authorized the registration and issuance of up to an additional 3,000,000 shares of common stock through continuation of our DRIP.

Acquisition of F&M Bank, San Juan Financial Holding Company and NCW Community Bank:  We completed the acquisitions of F&M Bank (F&M) and San Juan Financial Holding Company (SJFHC) effective May 1, 2007, and NCW Community Bank (NCW) effective October 10, 2007.  SJFHC was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner Corporation.  F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name.  The financial results for the quarter and year to date ended June 30, 2008 include the assets, liabilities and results of operations for all three of the acquired companies.  The financial results for the quarter and year to date ended June 30, 2007 include the assets and liabilities acquired in the F&M and SJFHC transactions as well as the impact of those two acquisitions subsequent to May 1, 2007 as reported in the results of operations. (See Note 5 of the Selected Notes to the Consolidated Financial Statements for additional information with respect to these acquisitions.)

Branch Expansion:  Over the past several years, we have invested significantly in expanding Banner Bank’s branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington.  This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing low cost core deposits which will allow Banner Bank to proportionately reduce higher cost borrowings as a source of funds.  From March 2004 through June 2008, Banner Bank opened 28 new branch offices, relocated eight additional branch offices and significantly refurbished its main office in Walla Walla.  Branch expansion activity included ten new offices opened at various times during 2007 and two additional offices opened during the six months ended June 30, 2008.  We plan a more moderate pace of expansion going forward and we do not plan to open any additional branches during the remainder of the year.

Recently Adopted Accounting Standards: In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 implemented a change in accounting principle that required the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  On January 1, 2008, the Company adopted EITF 06-4 and recognized the effects of this change in accounting principle through a $617,000 cumulative effect adjustment charge to opening retained earnings and an increase in benefit plan reserve liability of the same amount.  The Company will record an annual charge in 2008 of approximately $64,000 from the adoption of EITF 06-4, including $32,000 expensed in the six months ended June 30, 2008

Banner Corporation elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement.  The Company made this election to allow more flexibility with respect to the management of our investment securities, wholesale borrowings and interest rate risk position in future periods.

Upon adoption of SFAS No. 159, the Company selected fair value measurement for all of its “available for sale” investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007.  The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in earnings.  While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total stockholders’ equity was $897,000 on January 1, 2007.  Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in earnings in subsequent financial reporting periods.  As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, the Company recorded a net loss of $1.9 million ($1.2 million after tax) and a net gain of $650,000 ($416,000 after tax), respectively, for the quarters ended June 30, 2007 and 2008.  Likewise for the six month periods ended June 30, 2007 and 2008, the Company recorded a net loss of $697,000 ($446,000 after tax) and a net gain of $1.5 million ($943,000 after tax), respectively.  (For further information, see Note 8 of the Selected Notes to the Consolidated Financial Statements.)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  On January 1, 2007, the Company adopted FIN 48.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Currently, the Company is subject to United States federal income tax and income tax of the States of Idaho and Oregon.  The years 2004 through 2006 remain open to examination for federal and state income taxes.  As of June 30, 2008 and December 31, 2007, the Company believes it had insignificant unrecognized tax benefits or uncertain tax positions.  In addition, the Company had no material accrued interest or penalties as of either date.  It is our policy to record interest and penalties as a component of income tax expense.  The amount of interest and penalties for the year ended December 31, 2007 was also immaterial.  The adoption of this accounting standard has not had a material impact on the Company’s Consolidated Financial Statements.

Note 3:  RESTATEMENT UNDER SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN (SAB) 108

In connection with reviewing our previous accounting for the tax (benefits) provisions related to stock-based compensation for our ESOP share releases, exercises of non-qualified stock options and distributions of stock from deferred compensation plans, we determined there were net immaterial errors in the reporting in prior period financial statements.  These errors resulted in the understatement of our previously reported income tax provisions as a result of the difference between the tax and book accounting basis for ESOP share releases to individual participants, as well as benefits to stockholders’ equity from the release of the Company’s shares of common stock in connection with the exercise of stock options and deferred compensation distributions.  We concluded that while the amounts related to individual years were immaterial, in the aggregate they resulted in cumulative adjustments that Banner’s Board of Directors and management felt required the restatement of previously reported financial statements.  The effects of these adjustments were reductions of $380,000 in income taxes payable and $2.4 million in retained earnings and increases of $2.8 million and $380,000, respectively, in common stock (paid-in capital) and total stockholders’ equity as of December 31, 2006.  These adjustments are reflected in the June 30, 2007 Consolidated Statement of Financial Condition and Consolidated Statement of Changes in Stockholder’s Equity that are shown for comparative purposes in these financial statements.  The restatement has had no impact on management’s previous conclusions regarding the effectiveness of internal controls over financial reporting and disclosure controls and procedures for the years ended December 31, 2006 and 2005, nor on our conclusions for the year ended December 31, 2007. These adjustments have immaterially affected certain previously reported ratios for the quarter ended June 30, 2007.

The following tables summarize the impact of the restatement discussed above on the Consolidated Financial Statements as of June 30, 2007 previously filed with SEC (in thousands):

	As Previously Reported	Adjustment	Restated
Consolidated Statement of Financial Condition as of December 31, 2007

Income taxes payable	$2,504	$(380)	$2,124

Common stock	135,149	2,832	137,981
Retained earnings	120,206	(2,452)	117,754
Total stockholders’ equity	250,227	380	250,607

Consolidated Statements of Changes in Stockholders’ Equity as of June 30, 2007 (Beginning Balance)

Common stock	$135,149	2,832	137,981
Retained earnings	120,206	(2,452)	117,754
Total stockholders’ equity	250,227	380	250,607

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

The acquisitions were accounted for as purchases in accordance with SFAS No. 141.  Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table:

	F&M May 1, 2007 (in thousands)	SJFHC May 1, 2007 (in thousands)		NCW October 10, 2007 (in thousands)		Total (in thousands)
Date of acquisition

New shares issued in acquisition	1,773,402	819,209		339,860		2,932,471

Cash paid to shareholders	$19,404		$6,159		$6,505	$32,068
Total value of Banner’s common stock exchanged with acquiree’s shareholders	78,030		35,177		11,813	125,020
Transaction closing costs	756		318		168	1,242
Total purchase price	$98,190		41,654		18,486	158,330

Allocation of purchase price
Acquisitions’ equity	$32,987		$16,782		$9,601	$59,370
Adjustments to record assets and liabilities at estimated fair value
Loans	(195)		(604)		(90)	(889)
Premises and equipment	3,315		1,800	--	--	5,115
Core deposit intangible (CDI)	10,867		6,147		1,245	18,259
Deposits	(336)		37		(197)	(496)
Deferred taxes, net	(4,916)		(2,659)		(345)	(7,920)
Estimated fair value of net assets acquired	41,722		21,503		10,214	73,439

Goodwill resulting from acquisition	$56,468		$20,151		$8,272	$84,891

The fair value of assets and liabilities of acquired institutions at the date of acquisition follows:

	F&M May 1, 2007 (in thousands)	SJFHC May 1, 2007 (in thousands)		NCW October 10, 2007 (in thousands)		Total (in thousands)
Date of acquisition

Cash	$12,056		$7,449		$2,916	$22,421
Securities –available for sale	6,768	26	26,263		1,200	34,231
Federal funds sold and interest bearing deposits at banks	137		--		--	137
Loans-net of allowance for loan losses of $4,528, $1,429 and $1,319, respectively	389,290		116,999		90,522	596,811
Premises and equipment, net	11,872		5,756		3,012	20,640
BOLI	8,662		2,315		--	10,977
Other assets	7,528		2,082		1,597	11,207
Goodwill	56,468		20,151		8,272	84,891
Core deposit intangible (CDI)	10,867		6,298		1,245	18,410
Total assets	503,648		187,313		108,764	799,725

Deposits	(348,822)		(124,264)		(86,756)	(559,842)
Advances from Federal Home Loan Bank	(20,000)		(15,726)		--	(35,726)
Federal funds purchased and other borrowings	(19,625)		--		(1,590)	(21,215)
Other liabilities	(17,011)		(5,669)		(1,932)	(24,612)
Total liabilities	(405,458)		(145,659)		(90,278)	(641,395)

Net assets acquired	$98,190		$41,654		$18,486	$158,330

Additional adjustments to the purchase price allocation may be required, specifically related to other assets and taxes.  During the six months ended June 30, 2008, we have incurred a net $12,000 of post-closing adjustments to professional fees and severance pay related to the 2007 acquisitions.  The CDI asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired.  This intangible asset is being amortized using an accelerated method over an estimated useful life of eight years.  The core deposit intangible asset is not estimated to have a significant residual value.  Goodwill represents the excess of the total purchase price paid for the Banks over the fair values of the assets acquired, net of the fair values of the liabilities assumed.  Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  During the quarter ended June 30, 2008, we recorded a goodwill impairment charge of $50 million.  (See Note 6 of the Selected Notes to the Consolidated Financial Statements.)  No impairment losses have been recognized in connection with core deposit intangibles during the period from acquisition to the end of the current reporting period.

Note 6:  GOODWILL AND OTHER INTANGIBLES

The majority of goodwill and intangibles generally arise from business combinations accounted for under the purchase method.  Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually.  The goodwill recorded has been assigned to our one reporting segment, banking.

As a result of the Company’s market capitalization being less than our total shareholders’ equity at March 31, 2008 and this trend continuing during the second quarter of 2008, we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired.  The analysis requires that we compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination is determined.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it.  The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.  After we completed this analysis, we determined the implied fair value of goodwill was less than the carrying value on the Company’s balance sheet, and we reduced the carrying value of goodwill by $50.0 million through a charge to earnings.  This impairment charge had no effect on the Company’s or the Banks’ cash balances or liquidity.  In addition, because goodwill and core deposit intangibles, net of related deferred income taxes, are not included in the calculation of regulatory capital, the Company’s and the Banks’ well-capitalized regulatory ratios were not affected by this non-cash expense.  No assurance can be given that our goodwill will not be written down further in future periods.

The following table presents the changes in goodwill for the six months ended June 30, 2008 (in thousands):

Six Months Ended June 30, 2008

Balance, beginning of period	$121,109
Adjustments related to 2007 acquisitions	12
Goodwill write-off	(50,000)

Balance, end of period	$71,121

Intangible assets, such as core deposit intangibles and domain names with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually.  The estimated aggregate amortization expense related to these intangible assets is expected to be $2.8 million in 2008.  The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $2.6 million, $2.5 million, $2.3 million, and $2.1 million, respectively.

The following table presents the changes in the gross amounts of core deposit and domain name intangibles and the related accumulated amortization for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30

	2008	2007

Gross amount:
Balance, beginning of period	$18,435	$25
Additions	--	17,165
Balance, end of period	$18,435	$17,190

Accumulated amortization:
Balance, beginning of period	$(1,889)	$(7)
Amortization	(1,462)	(358)
Balance, end of period	(3,351)	(365)

Net balance, end of period	$15,084	$16,825

 Note 7:  ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail on our interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	June 30	December 31	June 30
	2008	2007	2007

Interest-bearing deposits included in Cash and due from banks	$430	$310	$25,437

Mortgage-backed securities	89,436	99,775	116,873
Other securities—taxable	141,198	98,067	63,677
Other securities—tax exempt	56,814	50,812	48,102
Equity securities with dividends	6,834	7,725	2,513
Total securities	294,282	256,379	231,165

FHLB stock	37,371	37,371	37,291

	$332,083	$294,060	$293,893

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007
Mortgage-backed securities interest	$1,087	$1,535	$2,240	$3,310

Taxable interest income	1,950	1,244	3,866	2,546
Tax-exempt interest income	633	503	1,216	968
Other stock—dividend income	147	27	282	67
FHLB stock dividends	131	55	224	91
	2,861	1,829	5,588	3,672

	$3,948	$3,364	$7,828	$6,982

Note 8:  FAIR VALUE ACCOUNTING AND MEASURMENT

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

The following tables detail the financial instruments measured at fair value, on a recurring basis, on the dates indicated (in thousands):

	Cumulative Adjustment on Adoption of SFAS 159
	January 1, 2007					June 30, 2007
	Amortized Cost	Fair Market Valuation Adjustment	Fair Value	Related Taxes	Cumulative Effect of Adoption	Amortized Cost	Fair Market Valuation Adjustment	Fair Value
Assets:
Securities available for sale reclassified to fair value	$230,189	$(4,036)	$226,153	$1,413	$(2,623)	$186,625	$(3,656)	$182,969

Liabilities:
Advances from FHLB	$177,430	$(678)	$176,752	$244	$(434)	$34,170	$(344)	$33,826
Junior subordinated debentures, net of unamortized
deferred origination costs	122,287	2,079	124,366	(748)	1,331	97,092	1,327	98,419
	$299,717	$1,401	$301,118	$(504)	$897	$131,262	$983	$132,245

Total adjustment		$(5,437)			$(3,520)		$(4,639)

Less transfer from accumulated other comprehensive loss to retained earnings					2,623
Cumulative reduction of opening stockholders’ equity at January 1, 2007 upon adoption of SFAS No. 159					$(897)

	December 31, 2007					June 30, 2008
	Amortized Cost	Fair Market Valuation Adjustment	Basis at FMV			Amortized Cost	Fair Market Valuation Adjustment	Basis at FMV

Assets:
Securities available for sale reclassified to fair value	$204,279	$(1,416)	$202,863			$250,046	$(11,376)	$238,670

Liabilities:
Advances from FHLB	$167,073	$(28)	$167,045			$182,035	$461	$182,496
Junior subordinated debentures, net of unamortized
deferred origination costs	122,884	(9,614)	113,270			122,912	(21,554)	101,358
	$289,957	$(9,642)	$280,315			$304,947	$(21,093)	$283,854

Total Adjustment		$8,226					$9,717

Note 8:  FAIR VALUE ACCOUNTING AND MEASUREMENT (CONTINUED)

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

The following table outlines the net change in fair values recorded at the dates indicated (in thousands):

	Quarters Ended June 30		Six Month Ended June 30

	2008	2007	2008	2007

Assets:
Securities available for sale reclassified as carried at fair value	$(4,416)	$(1,619)	$(9,970)	$(533)

Liabilities
Advances from FHLB	908	(155)	(488)	(334)
Junior subordinated debentures net of unamortized deferred issuance costs	4,157	(103)	11,930	170

Net change in fair value	$649	$(1,877)	$1,472	$(697)

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

The significant changes in fair value during the period for junior subordinated debentures are not the result of any instrument-specific credit risk, but rather of market changes in the pricing of this type of debt.  Increases in market rate spreads significantly above the Company’s debt rate spreads contributed to the positive fair value adjustments.  These same market rate increases also resulted in basing the calculation of the fair value adjustments on maturity dates, instead of on call dates, on all issued debt.

The following assets and liabilities use fair value measurement on a “nonrecurring basis”:

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, our goodwill was written down to its implied fair value of $71.1 million by a charge to earnings of $50.0 million at June 30, 2008.  We engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and inputs from comparable transactions. In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity. These valuation inputs are considered to be Level 2 and 3 inputs.

In accordance with the provisions of SFAS No. 118, impaired loans with an initial carrying value of $96.5 million were written down to their fair value of $89.0 million by a charge of $7.5 million to the allowance for loan losses.  Impaired loans are measured at an observable market price (if available) or at the fair value of the loan's collateral (if the loan is collateral dependent).  Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral.  Fair value of the loan's collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.  These valuation inputs are considered to be Level 2 and 3 inputs.

Real estate owned, held for sale, net and other foreclosed assets are recorded when the Company receives a long-lived asset, such as real estate, from a borrower in full satisfaction of a loan.  The long-lived asset is considered to be held for sale and prior to the transfer from loans its carrying value is reduced to its fair value less cost to sell.  This fair value (less cost to sell) becomes the "cost" of the foreclosed asset.  Fair value of the foreclosed asset is determined by appraisals or independent valuation, which is then adjusted for the estimated cost to sell it.  These valuation inputs are considered to be Level 2 and 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the six months ended June 30, 2008, the Company has recognized $368,000 of additional impairment charges related to these types of assets.

Note 9:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands):

	Quarters Ended June 30		Six Month Ended June 30

	2008	2007	2008	2007

Basic weighted average shares outstanding	15,822	14,520	15,835	13,427

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	51	271	42	301

Diluted weighted average shares outstanding	15,873	14,791	15,877	13,728

Note 10:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  In addition, during 2006 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan, an account-based benefit plan which under SFAS 123(R) is considered a stock appreciation rights plan.

MRP Stock Grants:  Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this stock program expired with 522,660 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vest ratably over a five-year period from the date of grant.  The Consolidated Statements of Income for the quarters and six months ended June 30, 2008, and 2007 reflect accruals of $15,000 and $43,000 and $32,000 and $89,000, respectively, for these grant awards.  The MRP stock grants’ fair value equals their intrinsic value on the date of grant.

A summary of the Company’s unvested MRP shares activity during the six months ended June 30, 2008, and 2007 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	19,360	$22.07
Granted	--	--
Vested	(8,020)	20.29
Forfeited	--	--
Unvested at June 30, 2007	11,340	$23.34

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2007	10,040	$22.73
Granted	--	--
Vested	(6,420)	19.91
Forfeited	--	--
Unvested at June 30, 2008	3,620	$27.72

Stock Options:   Under the SOPs, we reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  As of June 30, 2008, there were 13,397 options eligible for grants under the 1998 and 2001 plans.  Authority to grant additional options under the 1998 Stock Option Plan terminated on July 24, 2008 with 752 stock options remaining ungranted.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Such options have graded vesting of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the six months ended June 30, 2008 and 2007, the Company did not award any stock options.  The Company did award 52,500 stock options during the third quarter of 2007.  Also, there were no significant modifications made to any stock option grants during either period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $85,000 and $72,000 and $181,000 and $156,000 for the quarters and six months ended June 30, 2008 and 2007, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  Assumptions used in the Black-Scholes model are an expected volatility based on the historical volatility at the date of the grant.  The expected term is based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Annual dividend yield	N/A	2.46%
Expected volatility	N/A	24.0 to 28.8%
Risk free interest rate	N/A	4.64 to 4.82%
Expected lives	N/A	5 to 9	yrs

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

A summary of the Company’s SOPs’ stock compensation activity for the six months ended June 30, 2008 and 2007 follows (dollars in thousands, except shares and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2006	713,460	$20.49
Granted	--	--
Exercised	(56,955)	17.40		$1,264
Forfeited	(600)	31.75
Outstanding at June 30, 2007	655,905	$20.75	5.1	$8,729

Outstanding at December 31, 2007	668,590	$21.56
Granted	--	--
Exercised	(30,611)	19.41		$147
Forfeited	(8,600)	27.95
Outstanding at June 30, 2008	629,379	$21.58	4.7	$--

Vested at June 30, 2008 and expected to vest	625,687	$21.53	4.7	$--

Exercisable at June 30, 2008	515,359	$19.67	4.0	$--

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds or is less than the exercise price of the option.

A summary of the Company’s unvested stock option activity with respect to the six months ended June 30, 2008 and 2007 follows:

	Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2006	211,810	$7.57
Granted	--	--
Vested	(66,870)	7.17
Forfeited	(600)	9.26

Unvested at June 30, 2007	144,340	$7.75

Unvested at December 31, 2007	162,940	$7.81
Granted	--	--
Vested	(45,320)	6.15
Forfeited	(3,600)	8.88

Unvested at June 30, 2008	114,020	$8.44

The Company had $310,000 of total unrecognized compensation costs related to stock options at June 30, 2008 that are expected to be recognized over a remaining period of four years.

During the six months ended June 30, 2008, $594,000 was received from the exercise of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s Consolidated Statements of Operations (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007
Salary and employee benefits	$99	$115	$213	245
Total decrease in income before provision for income taxes	99	115	213	$245
Decrease in provision for income taxes	(30)	(20)	(60)	(45)

Decrease in net income	$69	$95	$153	200

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and under SFAS 123(R) is considered a stock appreciation right (“SAR”).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  Vesting occurs upon the completion of 60 months of continuous service from the date of grant.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Bank for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  SFAS No. 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense (recovery) of $(43,000), $(85,000), $(103,000) and $49,000, respectively, for the quarters and six months ended June 30, 2008 and 2007 related to the change in the fair value of SARs and additional vesting during the period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on form 10-K for the year ended December 31, 2007.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of the Company by the Federal Reserve and the Banks by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or write-down assets: fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results for 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries.

Executive Overview
We are a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2008, its 83 branch offices and 12 loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of June 30, 2008, we had total consolidated assets of $4.6 billion, total loans of $3.9 billion, total deposits of $3.8 billion and total stockholders’ equity of $381 million.

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

Branch expansion has been a significant element in our strategy to grow loans, deposits and customer relationships.  Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest:  the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets.  As a result of our aggressive franchise expansion, we have added 18 new branches through acquisitions, opened 28 new branches and relocated eight others since March, 2004.  In 2007 alone, we opened ten branches, relocated five others and closed three acquisitions; and in the quarter ended June 30, 2008, we opened two additional branches.  In large part because of this expansion activity, we have experienced loan growth of $2.0 billion and deposit growth of $1.8 billion over the last four-year period.  The acquisitions and new branches have increased our presence within desirable markets and allow us to better serve existing and future customers.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds.  We have reached our goal in terms of the number of branches we believe are needed to generate deposit growth sufficient to fund our expected loan growth and produce significant fee generating opportunities.  As a result, we do not expect to open any additional branches for the remainder of this year and we plan a more moderate pace of branch expansion going forward.

We completed the acquisitions of F&M Bank and San Juan Financial Holding Company effective May 1, 2007, and NCW Community Bank effective October 10, 2007.  SJFHC was merged into Banner and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner.  F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name.  The financial results for the quarter ended June 30, 2008 include the assets, liabilities and results of operations for all three of the recently acquired companies.

For the quarter ended June 30, 2008, we had a net loss of $52.3 million, compared to net income of $7.1 million for the quarter ended June 30, 2007.  Our net loss for the current quarter was primarily the result of a $50 million non-cash goodwill impairment charge, which was not deductible for tax purposes, as well as a provision for loan losses that was materially increased from the amount we have recorded in recent periods.  Our loss per share (diluted) was $3.30 for the quarter ended June 30, 2008, compared to earnings of $0.48 per share (diluted) for the quarter ended June 30, 2007.  The provision for loan losses was $15.0 million for the quarter ended June 30, 2008, an increase of $13.6 million compared to the quarter ended June 30, 2007.  The increase in the provision for loan losses in the current quarter reflects an increase in delinquencies and non-performing loans, particularly loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties, and a higher level of net charge-offs.  The increase in the provision for loan losses also reflects our concern that the elevated levels of delinquencies and loan loss provisioning being experienced by a number of lenders in our markets could lead to significant discounting of property values in efforts to expedite problem loan resolutions.  During the quarter ended June 30, 2008, additional evidence of over-supply and price declines for certain housing and related lot and land markets became more apparent and also contributed to our higher level of loan loss provision.

Aside from the level of loan loss provision (and in the current quarter the goodwill impairment charge), our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses decreased by $1.1 million for the quarter ended June 30, 2008 to $37.0 million as compared to $38.1 million for the same quarter in the prior year, primarily as a result of a contraction in our net interest margin as asset yields have declined sharply over the past nine months in response to the Federal Reserve’s action designed to dramatically lower short-term interest rates.  Further, increased delinquencies and the well-documented slowdown in the sale and construction of new homes over the year have had an adverse impact on our net interest margin, as well as the amount of our loan loss provision.

Our net income also is affected by the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions.  Other operating income, excluding the fair value adjustments, increased by $1.1 million, or 16%, to $8.0 million for the quarter ended June 30, 2008 from $6.9 million for the quarter ended June 30, 2007, primarily as a result of increased deposit fees and other service charges reflecting in part the recent acquisitions.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments, were unchanged at $45.0 million for the quarter ended June 30, 2008, when compared to $45.0 million for the quarter ended June 30, 2007.  Other operating expenses, excluding the goodwill impairment charge, increased $3.9 million to $35.2 million for the quarter ended June 30, 2008 from $31.3 million for 2007, an increase of 13% from the quarter one year earlier, largely reflecting our continued growth and the effect of our acquisitions, along with additional costs associated with problem loan collection activities and charges related to real estate owned.

In the quarters ended June 30, 2008 and 2007, our net income included the net increases in the valuation of the selected financial assets and liabilities we record at fair value pursuant to the adoption of SFAS No. 159.  These fair value adjustments resulted in an increase of $415,000 (net after tax), or $0.03 per share (diluted), and a decrease of $1.2 million (net after tax), or $0.08 per share (diluted), to net income reported for the quarters ended June 30, 2008 and 2007, respectively.  Excluding the goodwill impairment charge in the current quarter (noted above) and net fair value adjustments in each quarter, the net loss from recurring operations was $2.7 million, or $0.17 per share (diluted), for the quarter ended June 30, 2008, compared to net income from recurring operations of $8.3 million, or $0.56 per share (diluted), for the quarter ended June 30, 2007.  Earnings or loss from recurring operations and other earnings information excluding the goodwill impairment charge and the change in valuation of financial instruments carried at fair value represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide more useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  The decrease in earnings from recurring operations despite a much larger earning asset base primarily reflects a narrower net interest margin, increased loan loss provisioning and a higher level of operating expenses as a result of the new branches and the acquisitions.

Non-GAAP Measurements (Unaudited):

In our discussion of net earnings, earnings per share and comparisons to prior periods we use certain non-GAAP financial measures because we believe that they provide more useful and comparative information to assess trends in the Company’s core operations reflected in the current and comparative financial statement (in thousands) (rates/ratios annualized).
	Quarters Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

NET INCOME (LOSS) under GAAP	$(52,305)	$7,111	$(48,471)	$14,924
ADJUSTMENTS FOR CHANGE IN VALUATION OF FINANCIAL INSTRUMENTS AND GOODWILL WRITE-OFF
Change in valuation of financial instruments carried at fair value	(649)	1,877	(1,472)	697
Goodwill write-off	50,000	--	50,000	--
Income tax provision (benefit) related to above items	234	(676)	530	(251)
Above items, net of income tax provision (benefit)	49,585	1,201	49,058	446

NET INCOME (LOSS) FROM RECURRING OPERATIONS	$(2,720)	8,312	587	15,370

Earnings (Loss) per share EXCLUDING the effects of change in valuation of financial instruments carried at fair value and goodwill write-off
Basic	$(0.17)	$0.57	$0.04	$1.14
Diluted	(0.17)	0.56	0.04	1.12

Operating performance for the periods presented excluding the effects of change in valuation of financial instruments carried at fair value and goodwill write-off
Other operating income (Loss) EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off/Average assets	0.70%	0.69%	0.68%	0.65%
Other operating expense EXCLUDING goodwill write-off/Average assets	3.08	3.14	3.04	3.09
Efficiency ratio (other operating expense/revenue) EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off	78.34	69.60	76.85	69.70
Return (Loss) on average assets EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off	(0.24)	0.83	0.03	0.83
Return (Loss) on average equity EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off	(2.51)	9.24	0.27	10.00
Return (Loss) on average tangible equity EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off	(3.47)	12.05	0.37	12.33

We offer a wide range of loan products to meet the demands of our customers; however, we do not now and have not previously engaged in any sub-prime lending programs.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past year our origination of construction and land development loans has declined materially.  Our total construction and land development loan originations in 2007 were approximately 36% lower than in the previous year, and this trend continued as construction and land development loan originations in the first six months of 2008 were more than 55% lower than in the same period of 2007.  Our lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  In part reflecting a still active Northwest economy, we have been particularly encouraged by increases in our commercial business loan balances in recent quarters. We have also increased our emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small.  While reducing our commitment to construction and residential lending, we expect commercial lending (including commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly important activities for us.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.  The success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues.

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

Management’s discussion and analysis of results of operations is intended to assist in understanding our financial condition and results of operations.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Selected Notes to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General.  Total assets increased $144 million, or 3%, from $4.493 billion at December 31, 2007, to $4.636 billion at June 30, 2008.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $151 million, or 4%, from $3.764 billion at December 31, 2007, to $3.915 billion at June 30, 2008.  Loan growth was largely due to the growth of $80 million, or 8%, in commercial/multifamily real estate, $66 million, or 15%, in single family residential and $39 million, or 4%, in commercial/agribusiness loans.  We continue to maintain a significant, although decreasing, investment in construction and land loans; however, production of new loans has declined appreciably over the last six quarters.  As a result of a much slower pace of new originations and continuing payoffs on existing loans, loans to finance the construction of one- to four-family residential real estate decreased by $73 million, or 12%, since December 31, 2007.  By contrast, land and development loans remained relatively unchanged, primarily reflecting disbursements on loans originated in earlier periods and a slower pace of sales for these properties than for completed homes.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for another four to six quarters.  In addition, commercial real estate loans, including construction loans to finance commercial real estate, increased by $130 million, or 14%, while multifamily real estate loans, including construction loans secured by multi-family real estate, decreased by $39 million, or 19%.  Agricultural loans increased by $26 million, or 14%, largely because of seasonal disbursements, and consumer loans increased by $43 million, or 20%, at June 30, 2008 compared to December 31, 2007.

Securities increased $38 million, or 15%, from $256 million at December 31, 2007, to $294 million at June 30, 2008, as purchases, primarily for liquidity and collateral purposes, exceeded sales and repayments.  Effective January 1, 2007, we elected to reclassify all our securities available for sale to fair value following our adoption of SFAS No. 159.  At June 30, 2008, the amortized cost of our securities available for sale, which are carried at fair value, exceeded their fair value by $11 million.  Real estate owned acquired through foreclosures increased $10 million from $2 million at December 31, 2007 to $11 million at June 30, 2008.  This included $8 million in land or land development projects and $3 million in single family homes.  (See Asset Quality discussion below.)

Deposits increased $136 million, or 4%, from $3.621 billion at December 31, 2007, to $3.757 billion at June 30, 2008.  Non-interest-bearing deposits decreased a modest $7 million to $477 million, while interest-bearing deposits increased $143 million, or 5%, to $3.280 billion at June 30, 2008.  Increasing core deposits is a key element of our expansion strategy, including the recent and planned additions and renovations of branch locations.  Unfortunately, during the first six months of this year and notwithstanding good growth in the number of accounts and customer relationships, growth in aggregate deposit balances was dampened by meaningful decreases in the average account balances of many of our real estate-related customers, reflecting the slowdown of home sales and other transaction closings.  As a result, the aggregate total of transaction and savings accounts, including money market accounts, decreased by $79 million, or 4%, to $1.693 billion.  Further, despite internally generated account growth and the effects of the acquisitions, transaction and savings accounts declined to 45% of total deposits at June 30, 2008, compared to 49% a year earlier as customers have chosen to move more of their balances to certificate accounts and as we have experienced strong growth in public funds balances which primarily are carried in certificate accounts.  In the quarter just ended, we also had an increase of $58 million in brokered certificates of deposit, although compared to a year ago brokered certificates decreased by $34 million.  FHLB advances increased $15 million, including fair value adjustments, from $167 million at December 31, 2007, to $182 million at June 30, 2008, while other borrowings increased $72 million to $164 million at June 30, 2008.  The increase in other borrowings reflects an increase in short term overnight borrowings of $73 million, which have recently been utilized as a more cost effective alternative to FHLB advances, slightly offset by a $532,000 decrease in retail repurchase agreements that are primarily related to customer cash management accounts.  Junior subordinated debentures decreased by $12 million since year end, reflecting the cumulative fair value adjustments recorded subsequent to the adoption of SFAS 159, as recent changes in credit market conditions had a particularly significant impact on this type of security.

During the six months ended June 30, 2008, we repurchased 613,903 shares (including 8,103 shares as consideration for the exercise of stock options) of Banner Corporation common stock for an aggregate price of approximately $14 million, or $23.24 per share.  All of these purchases were executed in the quarter ended March 31, 2008.  In addition, we issued 622,425 new shares of common stock at an average net per share price of $19.96 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  We also issued a net 30,611 shares in connection with the exercise of vested stock options and grants.  This stock repurchase and issuance activity combined with the changes in retained earnings as a result of operations, including the $50 million goodwill impairment charge, and net of quarterly dividend distributions resulted in a $56 million decrease in stockholders’ equity.  Importantly, the non-cash goodwill impairment charge did not affect tangible equity, which was $295 million at June 30, 2008 compared to $300 million at December 31, 2007.  The impairment charge also had no effect on the Company’s or Banks’ regulatory capital ratios (see Capital Requirements).  Book value per share decreased from $27.32 at December 31, 2007 to $23.74 at June 30, 2008, and tangible book value per share decreased from $18.73 to $18.38, respectively, for the same period.

The following tables provide additional detail on our loans and deposits (in thousands):

	June 30 2008		December 31 2007		June 30 2007
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate	$983,732	24.8%	$882,523	23.2%	$811,072	22.4%
Multifamily real estate	145,016	3.6	165,886	4.4	174,315	4.8
Commercial construction	103,009	2.6	74,123	1.9	87,821	2.4
Multifamily construction	17,681	0.4	35,318	0.9	35,552	1.0
One- to four-family construction	540,718	13.6	613,779	16.1	654,558	18.1
Land and land development	494,944	12.5	497,962	13.1	457,264	12.6
Commercial business	709,109	17.8	696,350	18.3	595,250	16.5
Agricultural business, including secured by farmland	212,397	5.3	186,305	4.9	181,505	5.0
One-to four-family real estate	511,611	12.9	445,222	11.7	445,585	12.3

Consumer	97,473	2.5	93,183	2.4	87,395	2.5
Consumer secured by one-to four-family	157,609	4.0	118,966	3.1	88,035	2.4
Total consumer	255,082	6.5	212,149	5.5	175,430	4.9
Total loans outstanding	3,973,299	100.0%	3,809,617	100.0%	3,618,352	100.0%

Less allowance for loan losses	(58,570)		(45,827)		(43,248)

Total net loans outstanding at end of period	$3,914,729		$3,763,790		$3,575,104

A substantial portion of the loans are to borrowers in the state of Washington, Oregon and Idaho.  Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

Geographic Concentration of Loans at June 30, 2008	Washington	Oregon	Idaho	Other	Total

Commercial real estate	$731,519	$158,421	$83,629	$10,163	983,732
Multifamily real estate	127,617	10,219	3,726	3,454	145,016
Commercial construction	72,758	23,943	5,940	368	103,009
Multifamily construction	16,066	1,615	--	--	17,681
One- to four-family construction	276,695	236,084	27,939	--	540,718
Land and land development	235,486	179,746	79,712	--	494,944
Commercial business	521,004	90,654	81,373	16,078	709,109
Agricultural business, including secured by farmland	89,886	49,910	71,629	972	212,397
One- to four-family real estate	437,383	47,043	23,710	3,475	511,611
Consumer	203,560	38,514	13,008	--	255,082

Total loans outstanding	2,711,974	$836,149	$390,666	$34,510	$3,973,299

Percent of total loans	68.3%	21.0%	9.8%	0.9%	100.0%

Detail of Land and Land Development Loans at June 30, 2008	Washington	Oregon	Idaho	Other	Total

Residential
Acquisition and development	$110,562	121,380	24,916	--	256,858
Improved lots	42,423	31,736	10,893	--	85,052
Unimproved land	39,918	12,245	30,403	--	82,566
Commercial and industrial
Acquisition and development	2,590	9,999	226	--	12,815
Improved land	18,555	2,795	6,344	--	27,694
Unimproved land	21,438	1,591	6,930	--	29,959
Total land & land development loans outstanding	$235,486	179,746	79,712	--	494,944

	June 30 2008		December 31 2007		June 30 2007
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$477,144	12.7%	$484,251	13.4%	$455,628	12.7%
Interest-bearing checking	411,571	11.0	430,636	11.9	461,749	12.9
Regular savings accounts	580,482	15.4	609,073	16.8	570,117	15.9
Money market accounts	224,164	6.0	248,403	6.9	275,814	7.6
Total transaction and saving accounts	1,693,361	45.1	1,772,363	49.0	1,763,308	49.1

Certificates which mature or reprice:
Within 1 year	1,744,579	46.4	1,610,247	44.5	1,597,463	44.5
After 1 year, but within 3 years	269,921	7.2	187,851	5.2	182,039	5.1
After 3 years	48,892	1.3	50,132	1.3	49,971	1.3
Total certificate accounts	2,063,392	54.9	1,848,230	51.0	1,829,473	50.9

Total	$3,756,753	100.0%	$3,620,593	100.0%	$3,592,781	100.00%

Geographic Concentration of Deposits at June 30, 2008	Washington	Oregon	Idaho	Total

	$2,985,817	$514,784	$256,152	$3,756,753

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2008 and 2007

For the quarter and six months ended June 30, 2008, we had net losses of $52.3 million, or $3.30 per share (diluted), and $48.5 million, or $3.05 per share (diluted), respectively, compared to net income of $7.1 million, or $.48 per share (diluted), and $14.9 million, or $1.09 per share (diluted), respectively, for the quarter and six months ended June 30, 2007.  The decrease in net income was primarily caused by a $50 million non-cash impairment charge to reduce the carrying value of goodwill.  The net loss also reflected a material increase in our provision for loan losses as well as a significant decline in our net interest margin, which more than offset the favorable effects of continued growth of loans and deposits, including growth from acquisitions, as well as changes in the mix of assets and liabilities.  As more fully explained below, our provision for loan losses was $15.0 million for the quarter ended June 30, 2008 compared to $1.4 million for the quarter ended June 30, 2007, bringing the total to $21.5 million for the six months ended June 30, 2008 compared to $2.4 million for the six months ended June 30, 2007.  The increase in the provision for loan losses in the current year primarily reflects an increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These trends became more apparent in the current quarter, particularly in the Puget Sound region which had previously shown fewer signs of stress.

Our operating results also included a significant increase in other operating income, particularly deposit fees and service changes, as well as substantial increases in other operating expenses, particularly occupancy, professional services, payment and card processing, amortization of core deposit intangibles, and miscellaneous expenses, reflecting the acquisitions, growth in locations, operations and staff as we continued to expand.  Over the past eighteen months through acquisitions and de novo operations, we have added 28 new branches to improve and expand our franchise.  With the exception of four new offices opened during the first quarter of last year, all of these locations were added subsequent to March 30, 2007.  To varying degrees depending on the acquisition or opening dates, the addition of these branches contributed to the higher level of operating expenses during the quarter and six-months ended June 30, 2008 compared to the same periods a year ago.  Further, our operating results for the quarter ended June 30, 2008 include a $649,000 ($415,000 after tax) gain as a result of changes in the valuation of financial instruments carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159, compared to a $1.9 million ($1.2 million after tax) loss for the same quarter in 2007.  Excluding the net fair value adjustments and goodwill impairment charge, net loss from recurring operations was $2.7 million, or $0.17 per share (diluted), for the quarter ended June 30, 2008, compared to net income of

$8.3 million, or $0.56 per share (diluted), for the quarter ended June 30, 2007.  Excluding the fair value adjustments and goodwill impairment charge, net income from recurring operations was 587,000 for the six months ended June 30, 2008, compared to $15.4 million for the six months ended June 30, 2007.

Compared to levels a year ago, total assets increased 9% to $4.636 billion at June 30, 2008, net loans increased 9% to $3.915 billion, deposits grew 5% to $3.757 billion, while borrowings, including junior subordinated debentures, increased $244 million, or 119%, to $448 million.  The average balance of interest-earning assets was $4.254 billion for the quarter ended June 30, 2008, an increase of $538 million, or 14%, compared to $3.716 billion for the same quarter a year earlier.

Net Interest Income.  Net interest income before provision for loan losses decreased to $37.0 million for the quarter ended June 30, 2008, compared to $38.1 million for the prior year’s comparative quarter, primarily as a result of the decrease in the net interest margin as discussed below and despite the growth in average interest-earning assets noted above.  The net interest margin of 3.50% for the current quarter ended June 30, 2008 declined 61 basis points from the prior year’s comparative quarter, primarily as a result of the effect of rapidly declining short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields.  By comparison to the same quarter a year ago, this decline was compounded by the adverse effect of an increase in the level of non-accrual loans and other non-performing assets.  While funding costs also moved significantly lower, the more immediate impact of lower market rates on a substantial portion of our loan portfolio resulted in compression of our net interest margin and more than offset benefits from loan and deposit growth.  Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of non-accrual loans, the yield on earning assets for the quarter ended June 30, 2008 decreased by 160 basis points compared to the prior year’s second quarter, while funding costs for the quarter ended June 30, 2008 decreased by 105 basis points compared to the same period.  Importantly, during the first quarter of 2008, the Federal Reserve was aggressively lowering short-term interest rates and, due to the timing of those changes, the full impact on asset yields was not fully realized in that quarter.  As a result, our net interest margin also declined by 13 basis points compared to the first quarter of this year.

Interest Income.  Interest income for the quarter ended June 30, 2008 was $68.0 million, compared to $74.4 million for the same quarter one year earlier, a decrease of $6.4 million, or 9%.  The decrease in interest income occurred despite a $538 million increase in the average balance of interest earning assets, as it was more than offset by the 160 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 6.43% for the quarter ended June 30, 2008, compared to 8.03% for the same period in the prior year.  As noted above, the decrease in the yield on earning assets reflects the significant changes in Federal Reserve policy actions beginning in September 2007 designed to lower short-term interest rates.  As a result of these policy actions, bank prime rates which had averaged 8.25% for the quarter ended June 30, 2007, declined by 3.25%, to 5.00%, over a ten-month period.  While the prime rate ended the quarter at 5.00%, the average prime rate for the quarter ended June 30, 2008 was 5.08%.  Average loans receivable for the quarter ended June 30, 2008 increased by $504 million, or 15%, to $3.918 billion, compared to $3.413 billion for the quarter ended June 30, 2007.  Interest income on loans for the quarter decreased by $7.0 million, or 10%, to $64.1 million from $71.0 million for the same period in the prior year, reflecting the impact of the 177 basis point decrease in the average yield on loans, which was somewhat offset by the increase in average loan balance.  The decrease in average loan yields reflects the lower average level of market interest rates in the current year, following the Federal Reserve’s actions to lower those rates, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The decrease in average loan yields also reflects changes in the mix of the loan portfolio and slower turn-over in the construction and development portfolio which resulted in less recognition of deferred loan fee income, as well as the adverse effect of increased loan delinquencies.  The average yield on loans was 6.58% for the quarter ended June 30, 2008, compared to 8.35% for the same period in the prior year.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $34 million for the quarter ended June 30, 2008, and the interest and dividend income from those investments increased by $584,000 compared to the quarter ended June 30, 2007.  The effect of the increased average balance was further augmented as the average yield on the securities portfolio and cash equivalents increased to 4.72% for the quarter ended June 30, 2008, from 4.45% in the prior year.  The increase in the yield of the securities portfolio reflects the maturity of certain lower yielding assets as well as the addition of certain higher yielding securities, including approximately $31 million (recorded at $27 million fair value at June 30, 2008) of trust preferred securities issued by other unrelated bank holding companies and $6 million of FNMA preferred stock.  Unfortunately, we anticipate that the yield on these trust preferred securities and certain other floating rate securities, all of which are indexed to short-term LIBOR rates, will decline modestly as those rates have also moved lower in response to the Federal Reserve’s actions.  Also, while not particularly significant in amount, we received $131,000 in dividend income on our FHLB of Seattle stock for the quarter ended June 30, 2008, an increase of $76,000 compared to the same quarter in the prior year.  We anticipate that the yield on this asset may continue to increase modestly in 2008 as the earnings and capital position of the FHLB of Seattle have improved slightly.

 Interest income for the six months ended June 30, 2008 increased by only $138,000, to $140.0 million, from $139.9 million for the comparable period in 2007.  This minor increase in interest income is the result of the same growth and asset mix trends offset by falling market interest rates which affected the six-month period similar to the impact on the quarterly results discussed above.  Interest income from loans decreased $708,000, or 1%, to $132.2 million for the six months ended June 30, 2008, from $132.9 million for the comparable period in 2007.  The decrease in loan interest income reflects a 153 basis point decrease in the yield on loan balances which more than offset the impact of $681 million of growth in the average balance of loans receivable.  Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended June 30, 2008 increased $846,000 to $7.8 million, reflecting an $11 million increase in average balances, along with an increase of 36 basis points in the yield from those assets.

Interest Expense.  Interest expense for the quarter ended June 30, 2008 was $31.1 million, compared to $36.3 million for the comparable period in 2007, a decrease of $5.2 million, or 14%.  The decrease in interest expense occurred as a result of a 105 basis point decrease in the average cost of all interest-bearing liabilities to 3.02% for the quarter ended June 30, 2008, from 4.07% for the same period in the prior year, and despite a $558 million increase in average interest-bearing liabilities.  The increase in interest-bearing balances reflects a large increase in average deposits of $417 million, including growth due to our acquisitions, along with a $103 million increase in FHLB advances.  The average balances for junior subordinated debentures and other borrowings also increased by $38 million compared the prior quarter one year ago.  The effect of lower average market rates for the quarter on the cost of these funds was partially mitigated by deposit pricing characteristics noted below.

Deposit interest expense decreased $4.8 million, or 15%, to $27.6 million for the quarter ended June 30, 2008 compared to $32.4 million for the prior quarter as a result of a 95 basis point decrease in the cost of interest-bearing deposits and despite the significant deposit growth during the past twelve months.  Reflecting the acquisitions, branch expansion and other growth initiatives, average deposit balances increased $417 million, or 13%, to $3.720 billion for the quarter ended June 30, 2008, from $3.303 billion for the quarter ended June 30, 2007, while the average rate paid on deposit balances decreased from 3.93% for the quarter a year ago to 2.98% for the current quarter.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the relatively modest decrease in deposit costs as the Federal Reserve moved aggressively to significantly lower short-term interest rates by 325 basis points from September 18, 2007 to June 30, 2008.  Furthermore, competitive pricing pressure for interest-bearing deposits has been quite intense in recent quarters, as many financial institutions until very recently experienced strong loan growth and related funding needs and more recently as certain large financial institutions have experienced increased liquidity strains.  However, we expect that the cost of deposits will decline over the near term as maturing certificates of deposit reprice at current lower rates.

Average FHLB advances (excluding fair value adjustments) increased to $198 million for the quarter ended June 30, 2008, compared to $94 million during the same quarter a year earlier.  However, the average rate paid on FHLB advances for the quarter ended June 30, 2008 decreased to 2.65%, a decrease of 230 basis points compared to the same period one year earlier, resulting in only a minor $137,000 increase in the related interest expense despite the average balance growth as we benefited from lower short-term rates.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding fair value adjustments) and an average cost of 5.42% for the quarter ended June 30, 2008.  Junior subordinated debentures outstanding in the same quarter in the prior year had an average balance of $104 million with a higher average rate of 7.58%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months.  The lower average cost of the junior subordinated debentures in the current quarter reflects lower short-term market interest rates, as well as a lower spread on the most recently issued debentures and the early redemption of a higher costing tranche of debentures.  Effective April 22, 2007, we exercised the early redemption provision with respect to approximately $26 million of the junior subordinated debentures which had a spread of 3.70% to six-month LIBOR and an average cost of 9.09% during the six months preceding redemption.  We replaced the redeemed debentures with a new $26 million tranche of junior subordinated debentures issued on July 31, 2007 with an initial rate of 6.74% and a repricing spread of 1.38% to three-month LIBOR.  Other borrowings consist of retail repurchase agreements with customers, wholesale repurchase agreements with investment banking firms secured by certain investment securities as well as overnight federal funds borrowings from correspondent banks.  The average balance for other borrowings was $98 million for the quarter ended June 30, 2008, an increase of $18 million over the same quarter in the prior year, while the related interest expense decreased by $260,000, to $530,000 from $790,000 for the respective periods, again reflecting lower market interest rates.  The average balance of customer retail repurchase agreements increased by $30 million, while the average balance of wholesale borrowings from brokers decreased approximately $12 million to zero for the current quarter.  The average rate paid on other borrowings was 2.18% for the quarter ended June 30, 2008, compared to 3.96% for the same period in the prior year.  Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

A comparison of total interest expense for the six months ended June 30, 2008 shows a decrease of $3.9 million, or 6%, from the comparable period in 2007.  The decreased interest expense primarily reflects the 91 basis point reduction in the rates paid on all interest-bearing liabilities and occurred despite the offsetting effects of the large increase in average deposits of $619 million and an $80 million increase in FHLB advances, junior subordinated debentures and other borrowings.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Quarters Ended		Six Months Ended
Average Balances	June 30		June 30
(in thousands)	2008	2007	2008	2007
		Restated		Restated
Investment securities and cash equivalents	$206,424	$133,901	$191,486	$134,885
Mortgage-backed obligations	92,867	132,256	95,748	142,136
FHLB stock	37,371	36,814	37,371	36,297
Total average interest-earning securities and cash equivalents	336,662	302,971	324,605	313,318
Loans receivable	3,917,563	3,413,095	3,874,277	3,193,662
Total average interest-earning assets	4,254,225	3,716,066	4,198,882	3,506,980

Non-interest-earning assets	352,639	286,725	354,960	237,133
Total average assets	$4,606,864	$4,002,791	$4,553,842	$3,744,113

Deposits	$3,719,748	3,302,750	$3,662,934	3,043,663
Advances from FHLB	197,567	94,251	197,727	137,025
Other borrowings	97,997	79,942	93,978	84,940
Junior subordinated debentures	123,716	104,173	123,716	113,891
Total average interest-bearing liabilities	4,139,028	3,581,116	4,078,355	3,379,519

Non-interest-bearing liabilities	31,475	60,776	36,130	54,667
Total average liabilities	4,170,503	3,641,892	4,114,485	3,434,186

Equity	436,361	360,899	439,357	309,927
Total average liabilities and equity	$4,606,864	$4,002,791	$4,553,842	$3,744,113

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	5.32%	5.31%	5.63%	5.35%
Mortgage-backed obligations	4.71%	4.66%	4.70%	4.70%
FHLB stock	1.41%	0.60%	1.21%	0.51%
Total interest rate yield on securities and cash equivalents	4.72%	4.45%	4.85%	4.49%
Loans receivable	6.58%	8.35%	6.86%	8.39%
Total interest rate yield on interest-earning assets	6.43%	8.03%	6.70%	8.04%

Interest Rate Expense:
Deposits	2.98%	3.93%	3.16%	3.97%
Advances from FHLB	2.65%	4.95%	3.20%	5.06%
Other borrowings	2.18%	3.96%	2.44%	4.08%
Junior subordinated debentures	5.42%	7.58%	6.06%	7.83%
Total interest rate expense on interest-bearing liabilities	3.02%	4.07%	3.24%	4.15%

Interest spread	3.41%	3.96%	3.46%	3.89%

Net interest margin on interest earning assets	3.50%	4.11%	3.56%	4.04%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	(4.57)%	0.71%	(2.14)%	0.80%
Return on average equity	(48.21)%	7.90%	(22.19)%	9.71%
Average equity / average assets	9.47%	9.02%	9.65%	8.28%
Average interest-earning assets / interest-bearing liabilities	102.78%	103.77%	102.96%	103.77%
Non-interest income/average assets	0.75%	0.50%	0.74%	0.61%
Non-interest (other operating) expenses / average assets	7.44%	3.14%	5.25%	3.09%
Efficiency ratio [non-interest (other operating) expenses / revenues]	186.84%	72.63%	130.46%	70.30%

See Note 3 of the Selected Notes to Consolidated Financial Statements for information with respect to the restatement.

Provision and Allowance for Loan Losses.  During the quarter ended June 30, 2008, the provision for loan losses was $15.0 million compared to $1.4 million from the quarter ended June 30, 2007.  As discussed in Note 1 of the Selected Notes to the Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The significantly greater provision for loan losses for the quarter ended June 30, 2008 primarily reflects an increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  In particular, the increased provision for loan losses reflects our concern that higher levels of delinquencies and loan loss provisioning recently announced by a number of lenders in our markets could lead to significant discounting of property values in efforts to expedite problem loan resolutions.  These concerns heightened during the current quarter as additional evidence of over-supply and price declines for certain housing and related lot and land markets became more apparent.  This was particularly the case in certain outlying areas of the Puget Sound region, which had previously demonstrated fewer signs of stress than some of the other markets that we serve.  As a result, we chose to increase our reserves through a higher level of provisioning as property values have clearly declined.  We recorded net charge-offs of $6.9 million for the quarter ended June 30, 2008, compared to $408,000 for the quarter one year earlier, and non-performing loans increased to $90 million at June 30, 2008, compared to $42 million at December 31, 2007 and $13 million at June 30, 2007.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest; however, slower sales for one- to four-family homes and developed residential building lots is clearly a significant contributing factor to a moderating pace of economic activity.    A comparison of the allowance for loan losses at June 30, 2008 and 2007 shows an increase of $15 million, to $59 million at June 30, 2008, from $43 million at June 30, 2007.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 1.47% at June 30, 2008, compared to 1.20% at June 30, 2007.  The allowance as a percentage of non-performing loans decreased to 65% at June 30, 2008, compared to 328% a year earlier.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.  As of June 30, 2008, we had identified $96.7 million of impaired loans as defined by SFAS No. 114 and had established $13.5 million of loss allowances related to these loans.

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared.  The formula allowance is calculated by applying loss factors to outstanding loans, excluding loans with specific allowances.  Loss factors are based on our historical loss experience adjusted for significant factors including the experience of other banking organizations that, in our judgment, affect the collectibility of the portfolio as of the evaluation date.  The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  In the current economic environment, management’s judgment with respect to the appropriate level of loss provisioning and allowance has resulted in a larger amount of unallocated allowance in the current period than in the prior year.

We believe that the allowance for loan losses as of June 30, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following tables provide additional detail on our allowance for loan losses (dollars in thousands):

	Quarters Ended		Six Month Ended
	June 30		June 30
Change in Allowance for Loan Losses:	2008	2007	2008	2007
Balance, beginning of the period	$50,446	$36,299	$45,827	$35,535
Allowance added through business combination	--	5,957	--	5,957

Provision for loan losses	15,000	1,400	21,500	2,400

Recoveries of loans previously charged off:

Commercial real estate	--	--	--	--
Multifamily real estate	--	--	--	--
Construction and land	9	--	9	--
One- to four-family real estate	40	--	40	337
Commercial business	174	205	260	240
Agricultural business, including secured by farmland	5	--	8	255
Consumer	27	26	82	63
	255	231	399	895
Loans charged off:

Commercial real estate	(7)	--	(7)	--
Multifamily real estate	--	--	--	--
Construction and land	(5,081)	--	(6,049)	--
One- to four-family real estate	(119)	58	(191)	(355)
Commercial business	(1,770)	(345)	(2,550)	(749)
Agricultural business, including secured by farmland	--	(172)	--	(192)
Consumer	(154)	(180)	(359)	(243)
	(7,131)	(639)	(9,156)	(1,539)
Net (charge-offs) recoveries	(6,876)	(408)	(8,757)	(644)

Balance, end of the period	$58,570	$43,248	$58,570	$43,248

Net charge-offs (recoveries) as a percentage of average net book value of loans outstanding for the period	0.18%	0.01%	0.23%	0.02%

The following is a schedule of our allocation of the allowance for loan losses (dollars in thousands):

	June 30	December 31	June 30
Allocation of Allowance for Loan Losses:	2008	2007	2007
Specific or allocated loss allowances:
Commercial real estate	$4,518	$3,771	$5,905
Multifamily real estate	524	934	939
Construction and land	19,991	7,569	14,490
One- to four-family real estate	2,322	1,987	1,465
Commercial business	21,494	19,026	13,881
Agricultural business, including secured by farmland	1,634	1,419	2,796
Consumer	2,583	3,468	1,604
Total allocated	53,066	38,174	41,080

Estimated allowance for undisbursed commitments	543	330	327
Unallocated	4,961	7,323	1,841
Total allowance for loan losses	$58,570	$45,827	$43,248

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for loan losses)	1.47%	1.20%	1.20%
Allowance for loan losses as a percentage of non-performing loans	65%	108%	328%

Other Operating Income.  Other operating income was $8.6 million for the quarter ended June 30, 2008, compared to $5.0 million for the quarter ended June 30, 2007.  Excluding fair value adjustments recorded pursuant to the adoption of SFAS No. 159, recurring other operating income increased 16% to $8.0 million compared to $6.9 million in the second quarter last year, largely as a result of increased deposit fees and service charges.  Deposit fees and other service charge income increased by $1.4 million, or 34%, to $5.5 million for the quarter ended June 30, 2008, compared to $4.1 million for the quarter ended June 30, 2007, largely influenced by the increase in deposit balances from our acquisitions, yet also reflecting internally generated growth in customer transaction accounts and increased merchant credit card services.  Changes in certain pricing schedules and interchange fees also contributed to the increased fee income.  Loan servicing fees also increased by $174,000, or 47%, to $547,000 for the current quarter, compared to $373,000 for the quarter ended June 30, 2007.  Reflecting decreased mortgage banking activity, gain on sale of loans decreased by $229,000 to $1.6 million for the quarter ended June 30, 2008, compared to $1.8 million for the same quarter one year earlier.  Loan sales for the quarter ended June 30, 2008 totaled $85.1 million, compared to $115.5 million for the prior year period.  Gain on sale of loans in the current quarter included $79,000 of fees on $7.6 million of loans which were brokered and are not reflected in the volume of loans sold.  By comparison, in the quarter ended June 30, 2007, gain on sale of loans included $292,000 of fees on $34.5 million of brokered loans.  As noted above, for the quarters ended June 30, 2008 and 2007, other income also includes net gains of $649,000 and net charges of $1.9 million, respectively, for the change in valuation of financial instruments carried at fair value pursuant to the adoption of fair value accounting under SFAS No. 159.  The gain or loss primarily results from changes in the value of the junior subordinated debentures that we have issued, caused by a significant change in the level of credit spreads demanded by buyers of that type of security as reflected in current market prices for comparable issues.  These gains were partially offset by decreases in the value of similar securities included in the Banner Bank investment portfolio, as well as by changes in the fair value of portions of Banner Bank’s FHLB advances.

Other operating income for the six months ended June 30, 2008 increased $5.5 million to $16.8 million, from $11.3 million for the comparable period in 2007.  Similar to the quarter’s results, this includes a $3.5 million increase in deposit fee and service charge income, primarily reflecting growth in deposit accounts and merchant credit card services.  Loan servicing fees also increased by 27% or $201,000 compared to the first six months of 2007.  Mortgage banking revenues were essentially unchanged as loan sales totaled $194.6 million for the six months ended June 30, 2008 compared to $199.0 million for the six months ended June 30, 2007.  The cumulative effect of the net changes in the valuation of financial instruments carried at fair value under SFAS No. 159 was a gain of $1.5 million for the six months ended June 30, 2008 compared to a net charge of $697,000 for the six months ended June 30, 2007.  Excluding the fair value adjustments, recurring other operating income increased by 28% for the first six months of 2008 compared to the same period in 2007.

Other Operating Expenses.  Other operating expenses, excluding the goodwill impairment charge, increased by $3.9 million, or 13%, to $35.2 million for the quarter ended June 30, 2008, from $31.3 million for the same quarter in the prior year, largely reflecting the growth resulting from our branch expansion strategy and the three acquisitions.  While we are beginning to experience much of the anticipated efficiencies following last year’s acquisitions, the improvement is being significantly offset by higher loan collection costs as a result of increased delinquencies.  We also incurred $678,000 of costs in connection with operating expenses and valuation adjustments for REO and other repossessed assets, an increase of $629,000 in comparison with the same quarter a year ago.  And, while we opened two new offices during the second quarter of 2008, we expect further improvement going forward as we capture additional efficiencies as a result of a more moderate pace of branch expansion.  Besides the acquisitions, the increase in expenses includes operating costs associated with the opening of eight new branch offices over the last 15 months in Nampa, Idaho, Portland, Beaverton and Tualatin, Oregon, and Bellevue, Bellingham (2) and Oak Harbor, Washington, and the relocation and upgrading of our branch offices in College Place, Federal Way, East Wenatchee and Selah, Washington.  Primarily reflecting the additional branches and bank acquisitions, occupancy costs increased by $883,000, or 17%, compared to the same quarter a year earlier.  In addition, the cost of FDIC insurance increased $540,000 from the same quarter a year ago.  Further, direct expenses associated with payment and card processing services increased by $470,000 as a result of growth in these fee generating activities.  The current quarter’s operating expenses also included $725,000 for amortization of the core deposit intangibles recorded in connection with the acquisitions of F&M, SJFHC and NCW, which was an increase of $373,000 compared to the quarter ended June 30, 2007.  We continue our strong commitment to advertising and marketing expenditures; however, somewhat offsetting the growth of other operating expenses, marketing and advertising costs decreased $190,000, or 10%, to $1.7 million in the quarter ended June 30, 2008, compared to $1.9 million for the same quarter in the prior year.  Other operating expenses as a percentage of average assets, excluding the goodwill impairment charge, was 3.08% for the quarter ended June 30, 2008, compared to 3.14% for the same quarter one year earlier, reflecting the impact of the acquisitions, integration and conversion costs and continuing startup costs associated with branch growth.  Our efficiency ratio, adjusted to exclude the goodwill impairment charge and fair value adjustments, increased to 78.34% for the quarter ended June 30, 2008 from 69.60% for the same quarter in the prior year.  The higher efficiency ratio primarily reflects the adverse effect of a narrower net interest margin on our profitability.  Over time, we expect improvement in the ratio of operating expenses to average assets as a result of a more moderate pace of expansion and the maturing of recently opened branches.  Further, we believe that this investment in our branch network will lead to a lower relative cost of funds and enhanced revenues over time which, combined with expected cost savings from the acquisitions, should result in an improved efficiency ratio and stronger operating results.

Other operating expenses, excluding the goodwill impairment charge, for the six months ended June 30, 2008 increased $11.6 million, or 20%, from $57.4 million for the first six months of 2007, to $68.9 million in the current period.  As explained above, the increase is primarily a result of the recent bank acquisitions and branch expansion evidenced by the increase in compensation, occupancy and miscellaneous expenses as locations, staffing and the volume of activity have expanded.  Higher collection costs and amortization of the core deposit intangibles also contributed to increased expenses for the six-month period.  Partially offsetting those expenses was a decrease in advertising and marketing in comparison to the six-month period in the prior year.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the quarters ended June 30, 2008 and 2007 were 4.2% and 31.6%, respectively.  Our effective tax rates for the six months ended June 30, 2008 and 2007 were 1.6% and 31.6%, respectively.  The effective tax rates in the prior 2007 periods reflect the recording of tax credits related to certain Community

Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income.  The lower effective tax rates in the current 2008 periods reflect the previously mentioned tax credits and tax exempt income combined with the significant effect of the goodwill write-off, which is a non-deductible expense for tax purposes and significantly reduced the otherwise expected tax benefit of the before-tax book loss for the current 2008 periods.

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

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with the GAAP guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At June 30, 2008, we had an allowance for loan losses of $59 million, which represented 1.47% of net loans and 65% of non-performing loans compared to 1.20% and 328%, respectively, at June 30, 2007.

Non-Performing Assets:  Non-performing assets increased to $101 million, or 2.19% of total assets, at June 30, 2008, compared to $15 million, or 0.35% of total assets, at June 30, 2007.  With the exception of residential construction and land development loans, non performing loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest.  However, slower sales and excess inventory in certain housing markets have been the primary cause of the increase in delinquencies for residential construction and land development loans, which represent approximately 81% of our non-performing assets.  While we have not engaged in any sub-prime lending programs and have not been directly impacted by the asset quality issues emanating from that market segment, the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs has contributed to the increased levels of builder and developer delinquencies.  As a result of this softness in the housing market, we are currently exercising extra monitoring vigilance with respect to our asset quality and for the quarter ended June 30, 2008 we significantly increased our allowance for loan losses.  To date this stress in the housing market has had only a limited effect on the performance or quality of any other segments of our loan portfolio.  We continue to believe our level of non-performing loans and assets, while increased, is manageable, the underlying asset values remain sufficient to minimize principal losses and our reserves are satisfactory.

While nonperforming assets are geographically disbursed, they are concentrated largely in land and land development loans.  The geographic distribution of nonperforming construction, land and land development loans and real estate owned included approximately $34.2 million, or 42%, in the Puget Sound region, $17.6 million, or 22%, in the greater Portland market area and $18.6 million, or 23%, in the greater Boise market area.  We have a total of 21 lending relationships with loan exposures in excess of $1 million that collectively comprise $70.9 million of our non-performing loan balance as of June 30, 2008.  Of that total, $7.0 million are commercial real estate or commercial business-related loans, while the remainder of those loan exposures are single family residential construction or land development projects.  The largest non-performing loan exposure relates to a residential land development loan totaling $8.0 million, which is secured by a 196 platted and unfinished lot subdivision in the greater Seattle metropolitan area.  The second largest non-performing loan exposure was for a residential land development loan totaling $6.0 million secured by a project in the Portland, Oregon area.  This project contains 33 fully developed and marketable single family building lots.  The third largest non-performing loan exposure was for commercial business and commercial real estate loans to a manufacturer located in western Washington with a combined book value of $5.8 million.  The fourth largest non-performing loan exposure was a land acquisition and development project totaling $5.4 million which consists of eight finished single family homes, 11 condominium lots and a parcel of unimproved land in the Spokane, Washington area.   Our fifth largest non-performing loan exposure was for a land development project totaling $5.3 million secured by 210 acres of undeveloped land near Boise, Idaho.   We have no other individual exposures in excess of $5.0 million.

At June 30, 2008, we had $11.4 million of real estate owned and other repossessed assets, the most significant component of which was a residential subdivision with a book value of $4.7 million secured by 77 fully developed and marketable single family building lots in Salem, Oregon.  The second largest element was a land development project in Mt. Vernon, Washington with a book value of $1.4 million.  This property was sold near its book value in July 2008.  The third largest element is a parcel of undeveloped land in Federal Way, Washington with a book value of $918,000.  The remaining balance of our real estate owned consists primarily of single family residential properties located throughout Oregon, Washington and Idaho, although predominantly concentrated in the southern Idaho market.

The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (in thousands):

	June 30	December 31	June 30
	2008	2007	2007
Non-performing assets at end of the period:
Nonaccrual Loans:
Secured by real estate:
Commercial	$5,907	$1,357	$3,557
Multifamily	--	1,222	--
Construction and land	70,340	33,432	1,690
One- to four-family	5,526	3,371	1,627
Commercial business	6,875	2,250	5,040
Agricultural business, including secured by farmland	265	436	987
Consumer	--	--	83
	88,913	42,068	12,984
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
One- to four-family	889	221	175
Commercial business	--	--	8
Agricultural business, including secured by farmland	--	--	--
Consumer	116	94	10
	1,005	315	193
Total non-performing loans	89,918	42,383	13,177
Real estate owned, held for sale, and other repossessed assets, net	11,397	1,885	1,712

Total non-performing assets at the end of the period	$101,315	$44,268	$14,889
Non-performing loans as a percentage of total loans before allowance for loan losses at end of the period	2.26%	1.11%	0.36%
Non-performing assets as a percentage of total assets at end of the period	2.19%	0.99%	0.35%

Troubled debt restructuring at end of the period	$7,771	$2,750	$1,627

The following table provides detail of non-performing loan concentrations by type and geography:

Detail and Geographic Concentration of Non-performing Assets at June 30, 2008	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$3,931	$991	$985	$--	$5,907
Multifamily	--	--	--	--	--
Construction and land
One- to four-family construction	21,233	6,466	4,412	--	32,111
Residential land acquisition & development	14,556	5,991	4,875	--	25,422
Residential land improved lots	4,062	945	1,354	--	6,361
Residential land unimproved	1,136	--	5,310	--	6,446
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	--	--	--	--	--
Commercial land unimproved	--	--	--	--	--
Total construction and land	$40,987	$13,402	$15,951	$--	$70,340

One- to four-family	$6,140	$103	$172	$--	$6,415
Commercial business	6,786	89	--	--	6,875
Agricultural business, including secured by farmland	265	--	--	--	265
Consumer	116	--	--	--	116
Total non-performing loans	$58,225	$14,585	$17,108	$--	$89,918

Real estate owned (REO) and repossessed assets	$3,487	$5,293	$2,617	$--	$11,397
Total non-performing assets at end of the period	$61,712	$19,878	$19,725	$--	$101,315

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

Our primary investing activity is the origination and purchase of loans.  During the six months ended June 30, 2008, we purchased loans of $9 million, while loan originations, net of repayments, totaled $169 million.  This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth.  During the six months ended June 30, 2008, we sold $195 million of loans.  Net deposit growth was $136 million for the six months ended June 30, 2008.  FHLB advances increased $15 million (excluding fair value adjustments), other borrowings increased $72 million and junior subordinated debentures (excluding fair value adjustments) did not change for the six months ended June 30, 2008.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the six months ended June 30, 2008, we used our sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals.  At June 30, 2008, we had outstanding loan commitments totaling $1.093 billion, including undisbursed loans in process and unused credit lines totaling $1.047 billion.  While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances.  We maintain credit facilities with the FHLB-Seattle, which at June 30, 2008 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $971 million, and the lesser of 25% of Islanders Bank’s assets up to a total possible credit line of $23 million.  Advances under these credit facilities totaled $182 million, or 4% of our assets at June 30, 2008.  We also have in place borrowing lines with certain correspondent banks which in aggregate total $115 million, of which $73 million was drawn upon as of June 30, 2008.

At June 30, 2008, certificates of deposit amounted to $2.063 billion, or 55% of our total deposits, including $1.745 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of June 30, 2008, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$368,288
Revolving open-end lines secured by 1-4 family residential properties	108,920
Credit card lines	49,816
Other, primarily business and agricultural loans	532,416
Real estate secured by one- to four-family residential properties	18,681
Standby letters of credit and financial guarantees	14,849

Total	$1,092,970

Commitments to sell loans secured by one- to four-family residential properties	$18,681

Interest rate swaps	$23,214

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At June 30, 2008, Banner and the Banks each exceeded all current regulatory capital requirements.  (See Item 1, “Business–Regulation,” and Note 21 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2007.

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2008, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well-capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2008:
Banner Corporation—consolidated
Total capital to risk-weighted assets	$450,202	10.82%	$332,731	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	398,131	9.57	166,366	4.00	N/A	N/A
Tier 1 leverage capital to average assets	398,131	8.80	181,038	4.00	N/A	N/A

Banner Bank
Total capital to risk-weighted assets	426,498	10.71	318,509	8.00	$398,136	10.00%
Tier 1 capital to risk-weighted assets	376,640	9.46	159,254	4.00	238,882	6.00
Tier 1 leverage capital to average assets	376,640	8.62	174,736	4.00	218,420	5.00

Islanders Bank
Total capital to risk-weighted assets	20,962	15.50	10,821	8.00	13,526	10.00%
Tier 1 capital to risk-weighted assets	19,535	14.44	5,411	4.00	8,116	6.00
Tier 1 leverage capital to average assets	19,535	12.06	6,480	4.00	8,100	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, as of June 30, 2008, many of the floating-rate loans with interest rate floors are in portions of the portfolio experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the recent narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in the first quarter of 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, in recent quarters, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions have created heightened competitive pricing pressures.  As noted earlier in this report, our net interest margin has also been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.

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

The table of Interest Rate Risk Indicators sets forth, as of June 30, 2008, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Market Value
	(dollars in thousands)
+300	$2,478	1.5%	$(54,413)	(14.3)%
+200	1,759	1.1	(35,195)	(9.3)
+100	835	0.5	(15,758)	(4.1)
0	0	0.0	0	0
-50	1,074	0.7	1,410	0.4
-100	1,595	1.0	3,278	0.9
-200	(2,500)	(1.5)	(29,479)	(7.8)

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2008.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2008, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $15.7 million, representing a one-year cumulative gap to total assets ratio of (0.34%).

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2008 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Interest Sensitivity Gap as of June 30, 2008	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$735,976	$16,337	$46,924	$4,137	$(21)	$(3,587)	$799,766
Fixed-rate mortgage loans	97,791	72,902	215,050	154,370	148,733	52,824	741,670
Adjustable-rate mortgage loans	569,149	161,868	385,183	201,829	(475)	(9,352)	1,308,202
Fixed-rate mortgage-backed securities	9,130	4,781	16,109	12,141	18,276	7,600	68,037
Adjustable-rate mortgage-backed securities	1,637	1,534	6,680	4,713	9,613	--	24,177
Fixed-rate commercial/agricultural loans	50,704	34,701	99,774	38,196	11,488	82	234,945
Adjustable-rate commercial/agricultural loans	596,628	11,063	31,804	26,186	2,084	1,386	669,151
Consumer and other loans	110,668	12,182	33,997	46,004	18,205	3,774	224,830
Investment securities and interest-earning deposits	149,556	17,173	15,971	9,957	18,230	39,078	249,965

Total rate sensitive assets	2,321,239	332,541	851,492	497,533	226,133	91,805	4,320,743

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	243,101	132,168	308,392	308,392	--	--	992,053
Money market deposit accounts	112,082	67,249	44,833	--	--	--	224,164
Certificates of deposit	1,295,373	454,559	265,851	42,268	5,340	1	2,063,392
FHLB advances	93,235	10,000	68,800	10,000	--	--	182,035
Other borrowings	73,000	--	--	--	--	--	73,000
Junior subordinated debentures	97,942	--	--	25,774	--	--	123,716
Retail repurchase agreements	90,764	--	--	428	--	--	91,192

Total rate sensitive liabilities	2,005,497	663,976	687,876	386,862	5,340	1	3,749,552

Excess (deficiency) of interest-sensitive assets
over interest-sensitive liabilities	$315,742	$(331,435)	$163,616	$110,671	$220,793	$91,804	$571,191
Cumulative excess (deficiency) of interest-sensitive assets	$315,742	$(15,693)	$147,923	$258,594	$479,387	$571,191	$571,191

Cumulative ratio of interest-earning assets to
interest-bearing liabilities	115.74%	99.41%	104.41%	106.91%	112.79%	115.23%	115.23%
Interest sensitivity gap to total assets	6.81%	(7.15)%	3.53%	2.39%	4.76%	1.98%	12.32%
Ratio of cumulative gap to total assets	6.81%	(0.34)%	3.19%	5.58%	10.34%	12.32%	12.32%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(677.3) million, or (14.6%) of total assets at June 30, 2008.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2008 and 2007” of this report.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls:  In the quarter ended June 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.             Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-26584) except that the following risk factors are added to those previously contained in the Form 10-K:

Downturns in the Washington, Oregon or Idaho real estate markets could hurt our business.

Our business activities and credit exposure are primarily concentrated in parts of Washington, Oregon and Idaho.  While we do not have any sub-prime loans, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  Substantially all of our loan portfolio consisted of loans secured by real estate located in Washington, Oregon or Idaho.  During the first six months of 2008, evidence of this downturn became more apparent in certain of the Washington, Oregon and Idaho markets we serve.  If real estate values continue to decline, especially in Washington, Oregon or Idaho, the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As noted in other sections of this Quarterly Report on Form 10-Q, we are experiencing increasing loan delinquencies and credit losses and we increased our provision for loan losses during the first half of 2008, which adversely affected our results of operations.  With the exception of residential construction and land development loans, non performing loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest.  However, slower sales and excess inventory in certain housing markets have been the primary cause of the increase in delinquencies for residential construction and land development loans, which represent approximately 81% of our non-performing assets.  Further, our portfolio is concentrated in construction and land loans and commercial and multi-family loans, all of which have a higher risk of loss than residential mortgage loans.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if a recession occurs we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.  We may elect to make further increases in our provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which also could have a material adverse effect on our financial condition and results of operations.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn.  Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may experience future goodwill impairment

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparisons.  If our estimates of future cash flows or other components of our fair value calculations are inaccurate, the fair value of goodwill reflected in our financial statements could be inaccurate and we could be required to take asset impairment charges, which could have a material adverse effect on our results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington, Oregon or Idaho markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

There are regulatory and contractual limitations that may limit or prevent us from paying dividends on the common stock and we may limit or eliminate our dividends to shareholders.

As a Washington corporation, under Washington law we are subject to restrictions on the payment of dividends.  In addition, as a bank holding company, Banner Corporation’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. Banner Corporation is an entity separate and distinct from its principal subsidiaries, Banner Bank and Islanders Bank, and derives substantially all of its revenue in the form of dividends from those subsidiaries.  Accordingly, Banner Corporation is and will be dependent upon dividends from Banner Bank and Islanders Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock.  Banner Bank’s and Islanders Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements.  In the event the Banks are unable to pay dividends to Banner Corporation, it may not be able to service its debt, pay its obligations or pay dividends on Banner Corporation’s common stock.  See “Regulations –Dividends” and Note 21 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Also, Banner Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  This includes claims under the liquidation account maintained for the benefit of certain eligible deposit account holders of Banner Bank established in connection with Banner Bank’s conversion from the mutual to the stock form of ownership.

Banner Corporation is also subject to certain contractual restrictions that could prohibit it from declaring or paying dividends or making liquidation payments on its common stock.  See “If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock” below.

Our board of directors regularly reviews our dividend policy in light of current economic conditions for financial institutions as well as our capital needs.  On a quarterly basis, the board of directors determines whether a dividend will be paid and in what amount.  No assurances can be given concerning dividend payments in future periods.

If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

We have issued a significant amount of junior subordinated debentures issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently six separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the  common stock offered hereby) at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture; or (ii) we are in default with respect to payment of any obligations under such guarantee; or (iii) we have deferred payment of interest on the junior subordinated debentures outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures of each series from time to time for up to five years.

Events of default under each indenture generally consist of our failure to pay interest on the junior subordinated debentures outstanding under that indenture under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debentures when due, our failure to comply with certain covenants under such indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or, in the case of certain of these indentures, any of our “significant subsidiaries” (as defined) that is a depository institution.

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debentures, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the common stock offered hereby, from repurchasing or otherwise acquiring any such common stock, and from making any payments to holders of common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.  Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of junior subordinated debentures in the future with terms similar to those of our existing junior subordinated debentures or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, we did not sell any securities that were not registered under the Securities Act of 1933.

The table below represents our purchases of equity securities during the quarter covered by this report.
Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan (1)
Beginning	Ending
April 1, 2008	April 30, 2008	--	$--	--
May 1, 2008	May 31, 2008	--	$--	--
June 1, 2008	June 30, 2008	--	$--	--
Total		--	$--	--	86,400

(1)
On July 26, 2007, the Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock over the next twelve months.  As of June 30, 2008, 663,600 shares had been purchased under this program.  The program was not renewed when it expired on July 26, 2008.

Item 3.             Defaults upon Senior Securities

Not Applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 22, 2008.  At the annual meeting there were a total number of 16,142,675 shares eligible to vote, of which 14,712,360 were received or cast at the meeting.  The result of the vote on the election of directors was as follows.

Proposal 1.  The following individuals were elected as directors:

	FOR		WITHHELD
	# of votes	Percentage of outstanding shares	# of votes	Percentage of outstanding shares
John R. Layman (one year term)	14,528,587	90.00	183,773	1.14
Jesse G. Foster (three year term)	14,541,040	90.08	171,319	1.06
D. Michael Jones (three year term)	14,588,679	90.25	143,681	0.89
David A. Klaue (three year term)	14,584,256	90.22	153,371	0.92
Dean W. Mitchell (three year term)	14,558,988	90.19	153,371	0.95
Brent A. Orrico (three year term)	14,280,212	88.46	432,148	2.68

The terms of Directors Robert D. Adams, Gordon E. Budke, David B. Casper, Edward L. Epstein, Robert J. Lane, Wilber Pribilsky, Michael M. Smith and Gary Sirmon continued.

Proposal 2.  Ratification of the appointment of Moss Adams LLP as independent auditors for the year ended December 31, 2008.

For	Against	Abstain	Broker Non-Vote
14,575,044	33,109	104,206	0

Item 5.             Other Information

Not Applicable.

Item 6.             Exhibits

Exhibit	Index of Exhibits

3{a}	Articles of Incorporation of Registrant [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

3{b}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K dated July 24, 1998 (File No. 0-26584)].

10{a}
Employment Agreement with Gary L. Sirmon, dated as of January 1, 2004 [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{b}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended June 30, 1996 (File No. 0-26584)].

10{c}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

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

Banner Corporation

August 8, 2008	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2008	/s/ Lloyd W. Baker
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

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 8, 2008		/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 8, 2008		/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, that:

•  the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

•  the information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

August 8, 2008	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

August 8, 2008	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer