Form 10-Q
period 2008-09-30
BANNER CORP
filed 2008-11-10
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008 .

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	[ ]	No	[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of October 31, 2008 17,016,402 shares*

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
Consolidated Statements of Financial Condition as of September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the Quarters and Nine Months Ended September 30, 2008 and 2007	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2008 and 2007	5

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2008 and 2007	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	9

Selected Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	24

Executive Overview	24

Comparison of Financial Condition at September 30, 2008 and December 31, 2007	27

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2008 and 2007	29

Asset Quality	36

Liquidity and Capital Resources	38

Financial Instruments with Off-Balance-Sheet Risk	39

Capital Requirements	39

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	41

Sensitivity Analysis	41

Item 4 - Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	46

Item 1A - Risk Factors	46

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3 - Defaults upon Senior Securities	49

Item 4 - Submission of Matters to a Vote of Security Holders	49

Item 5 - Other Information	49

Item 6 - Exhibits	50

SIGNATURES	51

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2008 and December 31, 2007

	September 30	December 31
ASSETS	2008	2007
Cash and due from banks	$80,911	$98,430

Securities at fair value, cost $256,669 and $204,279, respectively	239,009	202,863
Securities held to maturity, fair value $55,669 and $55,010, respectively	55,389	53,516

Federal Home Loan Bank (FHLB) stock	37,371	37,371
Loans receivable:
Held for sale, fair value $6,171 and $4,680, respectively	6,085	4,596
Held for portfolio	3,993,094	3,805,021
Allowance for loan losses	(58,846)	(45,827)
	3,940,333	3,763,790

Accrued interest receivable	22,799	24,980
Real estate owned, held for sale, net	10,147	1,867
Property and equipment, net	97,958	98,098
Goodwill and other intangibles, net	85,513	137,654
Deferred income tax asset, net	7,058	--
Income taxes receivable, net	1,243	1,610
Bank-owned life insurance (BOLI)	52,500	51,483
Other assets	20,028	20,996
	$4,650,259	$4,492,658
LIABILITIES
Deposits:
Non-interest-bearing	$521,927	$484,251
Interest-bearing transactions and savings accounts	1,086,621	1,288,112
Interest-bearing certificates	2,182,318	1,848,230
	3,790,866	3,620,593

Advances from FHLB at fair value	209,243	167,045
Other borrowings	104,496	91,724
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	101,358	113,270
Accrued expenses and other liabilities	44,486	47,989
Deferred compensation	12,880	11,596
Deferred income tax liability, net	--	2,595
	4,263,329	4,054,812
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued	--	--
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 16,980,468 shares issued: 16,740,087 shares and 16,025,768 shares outstanding at September 30, 2008 and December 31, 2007, respectively	306,741	300,486
Retained earnings	82,377	139,636
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale transferred to held to maturity	(135)	(176)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 and 240,381 restricted shares outstanding at September 30, 2008 and December 31, 2007, respectively	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,871)	(7,960)
Liability for common stock issued to deferred, stock related, compensation plans	8,805	7,847
	(66)	(113)
	386,930	437,846
	$4,650,259	$4,492,658

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Nine Months Ended September 30, 2008 and 2007

	Quarters Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
INTEREST INCOME:
Loans receivable	$64,181	$75,668	$196,348	$208,543
Mortgage-backed securities	1,040	1,343	3,280	4,653
Securities and cash equivalents	2,786	2,199	8,374	5,871
	68,007	79,210	208,002	219,067
INTEREST EXPENSE:
Deposits	26,818	35,341	84,446	95,329
FHLB advances	1,160	292	4,310	3,733
Other borrowings	734	730	1,874	2,448
Junior subordinated debentures	1,669	2,177	5,399	6,600
	30,381	38,540	96,029	108,110

Net interest income before provision for loan losses	37,626	40,670	111,973	110,957

PROVISION FOR LOAN LOSSES	8,000	1,500	29,500	3,900
Net interest income	29,626	39,170	82,473	107,057

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,770	4,750	16,277	11,803
Mortgage banking operations	1,500	1,782	4,694	4,945
Loan servicing fees	536	457	1,485	1,205
Miscellaneous	286	483	980	1,536
	8,092	7,472	23,436	19,489
Net change in valuation of financial instruments carried at fair value	(6,056)	3,062	(4,584)	2,365
Total other operating income	2,036	10,534	18,852	21,854

OTHER OPERATING EXPENSES:
Salary and employee benefits	18,241	20,431	57,623	56,534
Less capitalized loan origination costs	(2,040)	(2,455)	(7,009)	(8,224)
Occupancy and equipment	5,956	5,484	17,813	14,942
Information/computer data services	1,560	2,031	5,389	5,167
Payment and card processing expenses	1,913	1,466	5,212	3,752
Professional services	1,117	993	3,203	2,275
Advertising and marketing	1,572	2,423	4,667	6,147
State/municipal business and use taxes	572	549	1,712	1,427
Amortization of core deposit intangibles	691	793	2,152	1,145
Miscellaneous	4,418	3,131	12,168	9,051
	34,000	34,846	102,930	92,216
Goodwill write-off	--	--	50,000	--
Total other operating expenses	34,000	34,846	152,930	92,216

Income (loss) before provision for (benefit from) income taxes	(2,338)	14,858	(51,605)	36,695

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,347)	4,871	(2,143)	11,784

NET INCOME (LOSS)	$(991)	$9,987	$(49,462)	$24,911

Earnings (loss) per common share (see Note 9):
Basic	$(0.06)	$0.64	$(3.09)	$1.76
Diluted	$(0.06)	$0.64	$(3.09)	$1.73
Cumulative dividends declared per common share:	$0.05	$0.19	$0.45	$0.57

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Nine Months Ended September 30, 2008 and 2007

	Quarters Ended September 30		Nine Months Ended September 30

	2008	2007	2008	2007
NET INCOME (LOSS)	$(991)	$9,987	$(49,462)	$24,911

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	13	13	41	40
Other comprehensive income	13	13	41	40

COMPREHENSIVE INCOME (LOSS)	$(978)	$10,000	$(49,421)	$24,951

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Nine Months Ended September 30, 2008 and 2007

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
BALANCE, January 1, 2008	$300,486	$139,636	$(176)	$(1,987)	$(113)	$437,846

Net income (loss)		(49,462)				(49,462)

Cumulative effect of adoption of EITF 06-4 relating to liabilities under split dollar life insurance arrangements		(617)				(617)

Amortization of unrealized loss on tax exempt securities transferred from available for sale to held to maturity			41			41

Cash dividend on common stock ($.45/share cumulative)		(7,180)				(7,180)

Purchase and retirement of common stock	(14,265)					(14,265)

Proceeds from issuance of common stock for exercise of stock options	594					594

Proceeds from issuance of common stock for stockholder reinvestment program	19,303					19,303

Net issuance of stock through employer’s stock plans, including tax benefit	404					404

Amortization of compensation expense related to stock options	219					219

Amortization of compensation expense related to MRP					47	47
BALANCE, September 30, 2008	$306,741	$82,377	$(135)	$(1,987)	$(66)	$386,930

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited) (In thousands, except per share amounts)
For the Nine Months Ended September 30, 2008 and 2007

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
BALANCE, January 1, 2007 (As previously reported)	$135,149	$120,206	$(2,852)	$(1,987)	$(289)	$250,227

Cumulative ESOP tax expense		(2,452)				(2,452)

Tax benefit from prior periods	2,832					2,832

Balance, January 1, 2007 (Restated)	137,981	117,754	(2,852)	(1,987)	(289)	250,607

Net income		24,911				24,911

Cumulative effect of early adoption of SFAS Nos. 157 & 159 Fair Value Option		(3,520)	2,623			(897)

Amortization of unrealized loss on tax exempt securities transferred from available for sale to held to maturity			40			40

Cash dividend on common stock ($.57/share cumulative)		(8,319)				(8,319)

Purchase and retirement of common stock	(430)					(430)

Proceeds from issuance of common stock for exercise of stock options	1,568					1,568

Proceeds from issuance of common stock for stockholder reinvestment program	32,921					32,921

Acquisitions: Shares issued to the shareholders of F&M Bank (“F&M”)	77,993					77,993

Shares issued to the shareholders of San Juan Financial Holding Company (“SJFHC”)	35,134					35,134

Net issuance of stock through employer’s stock plans, including tax benefit	58					58

Amortization of compensation expense related to stock options	243					243

Amortization of compensation expense related to MRP					135	135
BALANCE, September 30, 2007	$285,468	$130,826	$(189)	$(1,987)	$(154)	$413,964

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30
	2008	2007

SHARES ISSUED AND OUTSTANDING:
Common stock, shares issued, beginning of period	16,266	12,314

Purchase and retirement of common stock	(614)	(11)
Issuance of common stock for bank acquisitions	--	2,593
Issuance of common stock for exercised stock options and/or employee stock plans	31	84
Issuance of common stock for stockholder reinvestment program	1,297	841
Number of shares (retired) issued during the period	714	3,507

SHARES ISSUED AND OUTSTANDING, END OF PERIOD	16,980	15,821

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)
Issuance/adjustment of earned shares	--	--
Number of shares, end of period	(240)	(240)

NET SHARES OUTSTANDING	16,740	15,581

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(49,462)	$24,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,857	5,832
Deferred income and expense, net of amortization	1,421	(1,303)
Net change in valuation of financial instruments carried at fair value	4,584	(2,365)
Purchases of securities at fair value	(94,487)	(4,141)
Principal repayments and maturities of securities at fair value	34,814	28,451
Proceeds from sales of securities at fair value	7,223	76,462
Deferred taxes	(9,653)	(1,765)
Equity-based compensation	266	657
Tax benefits realized from equity-based compensation	(404)	(58)
Increase in cash surrender value of bank-owned life insurance	(1,017)	(1,520)
Gain on sale of loans, excluding capitalized servicing rights	(3,705)	(4,328)
Loss (gain) on disposal of real estate held for sale and property and equipment	658	(168)
Provision for losses on loans and real estate held for sale	29,868	3,900
Origination of loans held for sale	(285,590)	(312,021)
Proceeds from sales of loans held for sale	284,101	312,980
Goodwill impairment	50,000	--
Net change in:
Other assets	4,797	1,718
Other liabilities	(108)	1,691
Net cash (used) provided by operating activities	(18,837)	128,933

INVESTING ACTIVITIES:
Purchases of securities held to maturity	(2,617)	(5,957)
Principal repayments and maturities of securities held to maturity	696	508
Origination of loans, net of principal repayments	(204,521)	(139,742)
Purchases of loans and participating interest in loans	(10,381)	(2,379)
Purchases of property and equipment, net	(7,835)	(25,354)
Proceeds from sale of real estate held for sale, net	5,442	1,029
Cost of acquisitions, net of cash acquired	(150)	(6,839)
Other	(812)	(151)
Net cash used by investing activities	(220,178)	(178,885)

FINANCING ACTIVITIES:
Increase in deposits	170,273	330,221
Proceeds from FHLB advances	162,800	--
Repayment of FHLB advances	(120,837)	(188,417)
Increase (decrease) in wholesale repurchase agreement borrowings, net	--	(17,939)
Increase (decrease) in other borrowings, net	12,772	(26,359)
Proceeds from issuance of junior subordinated debentures	--	25,774
Investment in trust securities related to junior subordinated debentures	--	(774)
Repayment of trust securities	--	(25,774)
Cash dividends paid	(9,548)	(7,641)
Repurchases of stock, net of forfeitures	(14,265)	(430)
Tax benefits realized from equity-based compensation	404	58
Cash proceeds from issuance of stock, net of registration costs	19,303	32,841
Exercise of stock options	594	1,568
Net cash provided by financing activities	221,496	123,128

NET INCREASE IN CASH AND DUE FROM BANKS	(17,519)	73,176

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	98,430	73,385
CASH AND DUE FROM BANKS, END OF PERIOD	$80,911	$146,561

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$99,366	$105,444
Taxes paid in cash	6,827	8,309
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	14,619	3,306
Net change in accrued dividends payable	2,368	678
Change in other assets/liabilities	1,718	1,688
Cash paid out in acquisitions	--	(26,719)
Fair value of assets acquired	--	690,660
Liabilities assumed in acquisition	--	550,733
Stock based consideration issued for acquisition	--	(113,207)
Adoption of EITF 06-4 Accrual of liability for split-dollar life insurance	617	--
Adoption of SFAS Nos. 157 and 159:
Securities available for sale transferred to fair value	--	226,153
FHLB advances adjustment to fair value	--	678
Junior subordinated debentures including unamortized origination costs adjustment to fair value	--	2,079
Deferred tax asset related to fair value adjustments	--	(504)

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, as explained below.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2008, its 83 branch offices and 12 loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).  The consolidated financial statements and results of operation presented in this report on Form 10-Q include financial information for Islanders Bank and our other acquisitions, F&M Bank, Spokane, Washington, and NCW Community Bank, Wenatchee, Washington, which were merged into Banner Bank in 2007.  (See Note 5 of the Selected Notes to Consolidated Financial Statements for additional information with respect to these acquisitions.)

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, because of the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  Those policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses and (iii) the valuation of financial assets and liabilities recorded at fair value, goodwill, mortgage servicing rights and real estate held for sale.  These policies and the judgments, estimates and assumptions are described in greater detail below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time.  As more fully explained in Note 8, for the quarter ended September 30, 2008, as a result of the unprecedented disruption of certain financial markets, management determined that there were insufficient transactions or other market indicators to support changes in the fair value of our junior subordinated debentures and similar securities in our investment portfolio from their carrying values as of June 30, 2008.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of different judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  There have been no significant changes in our application of accounting policies since December 31, 2007, except for the adoption of Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and the adoption of this standard did not have a material effect on our financial condition or results of operations (for additional information, see Note 2 of the Selected Notes to Consolidated Financial Statements).

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

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Participation in the U.S. Treasury’s Capital Purchase Program:  On November 4, 2008, we announced that we have received preliminary approval to participate in the U.S. Treasury Department’s Capital Purchase Program.  As a participant, we plan to issue $124 million in senior preferred stock, with related warrants to purchase up to $18.6 million in common stock, to the U.S. Treasury.  The anticipated sale of the preferred stock and warrants is expected to close in approximately 30 days from the announcement date and is contingent upon completion of standard closing documents and subsequent registration with the Securities and Exchange Commission.  The preferred stock will pay a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  The terms and conditions of the transaction and the preferred stock will conform to those provided by the U.S. Treasury.  A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.ustreas.gov/initiatives/eesa.  The additional capital will enhance our capacity to support the communities we serve through expanded lending activities and economic development.  This capital will also add flexibility in considering strategic opportunities that likely will be available to us as the financial services industry continues to consolidate.

Fannie Mae and Freddie Mac Stock Valuation:  In September 2008, the United States Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) into conservatorship under the authority of the Federal Housing Finance Agency.  As of June 30, 2008, Banner Corporation owned both common and preferred equity securities issued by Fannie Mae and Freddie Mac with a combined book value of $6.9 million.  At September 30, 2008, the fair value of these securities had declined to approximately $569,000, with the decrease in the value included in the net fair value adjustments detailed in Note 8,

Fair Value Accounting and Measurement.  The events that led to the significant valuation adjustment for the Fannie Mae and Freddie Mac stock were disappointing and, unlike most fair value adjustments, we do not anticipate a meaningful recovery with respect to the valuation of that stock.  However, our holdings were not disproportionate to our asset size and net worth and the subsequent charge was not threatening to our “well capitalized” status or indicative of our recurring operations.

Goodwill write-off:  As a result of the significant decline in our stock price and market capitalization during the second quarter in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, we decided as of June 30, 2008 to reduce the carrying value of goodwill by $50 million in our Consolidated Statements of Financial Condition.  This write-down of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations.  The adjustment brought our book value and tangible book value more closely in line with each other and more accurately reflected current market conditions.  Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements.  (See Note 6 of the Selected Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.)

Stock Repurchase and Option Exercise Activity:  On July 26, 2007, our Board of Directors authorized the purchase of up to 750,000 shares of our outstanding common stock over the next twelve months.  As of September 30, 2008, we had repurchased 663,600 shares of stock under this program.  During the nine months ended September 30, 2008, we repurchased 605,800 shares of our common stock under this program in a series of open market transactions at an average price of $23.20 per share.  The program was not renewed when it expired on July 26, 2008.

In addition to shares repurchased under this program, during the nine months ended September 30, 2008, we purchased 8,103 shares as consideration for the exercise of certain vested stock options at current market prices on the date of exercise.  In total, we issued 30,611 shares of common stock on exercise of vested options during the nine months ended September 30, 2008.

Issuance of Shares through Dividend Reinvestment and Direct Stock Purchase and Sale Plan:  During the year ended December 31, 2007, we issued 995,590 new shares of common stock at an average net price of $37.75 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan (DRIP).  On October 23, 2007, our Board of Directors authorized the registration and issuance of an additional 1,000,000 shares of common stock and, on July 22, 2008, our Board of Directors authorized the registration and issuance of an additional 3,000,000 shares of common stock through continuation of our DRIP.  During the nine months ended September 30, 2008, we issued 1,297,611 shares at an average price, net of issuance costs, of $14.88 per share through our DRIP.

Acquisitions of F&M Bank, San Juan Financial Holding Company and NCW Community Bank:  We completed the acquisitions of F&M Bank (F&M) and San Juan Financial Holding Company (SJFHC) effective May 1, 2007, and NCW Community Bank (NCW) effective October 10, 2007.  SJFHC was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner Corporation.  F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name.  The financial results for the quarter and year to date ended September 30, 2008 include the assets, liabilities and results of operations for all three of the acquired companies.  The financial results for the quarter and year to date ended September 30, 2007 include the assets and liabilities acquired in the F&M and SJFHC transactions as well as the impact of those two acquisitions subsequent to May 1, 2007 as reported in the results of operations. (See Note 5 of Selected Notes to Consolidated Financial Statements for additional information with respect to these acquisitions.)

Branch Expansion:  Over the past several years, we have invested significantly in expanding Banner Bank’s branch and distribution systems with a primary emphasis on the greater Boise, Idaho and Portland, Oregon markets and the Puget Sound region of Washington.  This branch expansion is a significant element in our strategy to grow loans, deposits and customer relationships.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow Banner Bank to proportionately reduce higher cost borrowings as a source of funds.  From March 2004 through September 2008, Banner Bank opened 28 new branch offices, relocated eight additional branch offices and significantly refurbished its main office in Walla Walla.  Branch expansion activity included ten new offices opened at various times during 2007 and two additional offices opened during the nine months ended September 30, 2008.  We plan a more moderate pace of expansion going forward and we do not plan to open any additional branches during the remainder of 2008.

Recently Adopted Accounting Standards: In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  EITF 06-4 implemented a change in accounting principle that required the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  On January 1, 2008, the Company adopted EITF 06-4 and recognized the effects of this change in accounting principle through a $617,000 cumulative effect adjustment charge to opening retained earnings and an increase in benefit plan reserve liability of the same amount.  The Company will record an annual charge in 2008 of approximately $64,000 from the adoption of EITF 06-4, including $48,000 expensed in the nine months ended September 30, 2008

Banner Corporation elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement.  We made this election to allow more flexibility with respect to the management of our investment securities, wholesale borrowings and interest rate risk position in future periods.

Upon adoption of SFAS No. 159, we selected fair value measurement for all of our “available for sale” investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007.  The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in earnings.  While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total stockholders’ equity was $897,000 on January 1, 2007.  Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in earnings in subsequent financial reporting periods.  As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of financial assets and liabilities, the Company recorded a net loss of $6.1 million ($3.9 million after tax) and a net gain of $3.1 million ($2.0 million after tax), respectively, for the quarters ended September 30, 2008 and 2007.  Likewise, for the nine month periods ended September 30, 2008 and 2007, the Company recorded a net loss of $4.6 million ($2.9 million after tax) and a net gain of $2.4 million ($1.5 million after tax), respectively.  (For further information, see Note 8 of the Selected Notes to Consolidated Financial Statements.)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  On January 1, 2007, the Company adopted FIN 48.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Currently, the Company is subject to United States federal income tax and income tax of the States of Idaho and Oregon.  The years 2004 through 2006 remain open to examination for federal and state income taxes.  As of September 30, 2008 and December 31, 2007, the Company believes it had insignificant unrecognized tax benefits or uncertain tax positions.  In addition, the Company had no material accrued interest or penalties as of either date.  It is our policy to record interest and penalties as a component of income tax expense.  The amount of interest and penalties for the year ended December 31, 2007 was also immaterial.  The adoption of this accounting standard has not had a material impact on the Company’s Consolidated Financial Statements.

Note 3:  RESTATEMENT UNDER SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN (SAB) 108

In connection with reviewing our previous accounting for the tax (benefits) provisions related to stock-based compensation for our ESOP share releases, exercises of non-qualified stock options and distributions of stock from deferred compensation plans, we determined there were net immaterial errors in the reporting in prior period financial statements.  These errors resulted in the understatement of our previously reported income tax provisions as a result of the difference between the tax and book accounting basis for ESOP share releases to individual participants, as well as benefits to stockholders’ equity from the release of our shares of common stock in connection with the exercise of stock options and deferred compensation distributions.  We concluded that while the amounts related to individual years were immaterial, in the aggregate they resulted in cumulative adjustments that Banner’s Board of Directors and management felt required the restatement of previously reported financial statements.  The effects of these adjustments were reductions of $380,000 in income taxes payable and $2.4 million in retained earnings and increases of $2.8 million and $380,000, respectively, in common stock (paid-in capital) and total stockholders’ equity as of December 31, 2006.  These adjustments are reflected in the September 30, 2007 Consolidated Statement of Financial Condition and Consolidated Statement of Changes in Stockholder’s Equity that are shown for comparative purposes in these financial statements.  The restatement has had no impact on management’s previous conclusions regarding the effectiveness of internal controls over financial reporting and disclosure controls and procedures for the years ended December 31, 2006 and 2005, nor on our conclusions for the year ended December 31, 2007.  These adjustments have immaterially affected certain previously reported ratios for the quarter ended September 30, 2007.

The following tables summarize the impact of the restatement discussed above on the Consolidated Financial Statements as of September 30, 2007 previously filed with SEC on Form 10-Q on November 9, 2007 (in thousands):

	As Previously Reported	Adjustment	Restated
Consolidated Statement of Financial Condition as of December 31, 2007

Income taxes payable	$2,504	$(380)	$2,124

Common stock	135,149	2,832	137,981
Retained earnings	120,206	(2,452)	117,754
Total stockholders’ equity	250,227	380	250,607

Consolidated Statements of Changes in Stockholders’ Equity as of September 30, 2007 (Beginning Balance)

Common stock	135,149	2,832	137,981
Retained earnings	120,206	(2,452)	117,754
Total stockholders’ equity	250,227	380	250,607

Note 4:  BUSINESS SEGMENTS

The Company is managed by legal entity and not by lines of business.  Each of the Banks is a community oriented commercial bank chartered in the State of Washington.  The Banks’ primary business is that of a traditional banking institution, gathering deposits and originating loans for its portfolio in its respective primary market areas.  The Banks offer a wide variety of deposit products to its consumer and commercial customers.  Lending activities include the origination of real estate, commercial/agriculture business and consumer loans.  Banner Bank is also an active participant in the secondary market, originating residential loans for sale on both a servicing released and servicing retained basis.  In addition to interest income on loans and investment securities, the Banks receive other income from deposit service charges, loan servicing fees and from the sale of loans and investments.  The performance of the Banks is reviewed by the Company’s executive management and Board of Directors on a monthly basis.  All of the executive officers of the Company are members of Banner Bank’s management team.

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

Note 5:  ACQUISITIONS OF F&M BANK, SAN JUAN FINANCIAL HOLDING COMPANY AND NCW COMMUNITY BANK

On May 1, 2007, we completed the acquisition of F&M Bank, Spokane, Washington (F&M), in a stock and cash transaction valued at approximately $98.2 million, with $19.4 million of cash and 1,773,402 shares of Banner common stock, for 100% of the outstanding common shares of F&M.  F&M was merged into Banner Bank and the results of its operations are included in those of Banner Bank starting in the quarter ended June 30, 2007.  The purchase of F&M allowed us to immediately expand Banner Bank’s franchise in the Spokane, Washington area, the fourth largest metropolitan market in the Pacific Northwest, by the addition of 13 branches and one loan office.

On May 1, 2007, we completed the acquisition of San Juan Financial Holding Company (SJFHC), the parent company of Islanders Bank, Friday Harbor, Washington, in a stock and cash transaction valued at approximately $41.7 million, with $6.2 million of cash and 819,209 shares of Banner common stock, for 100% of the outstanding common shares of SJFHC.  SJFHC was merged into Banner Corporation and Islanders Bank has continued to operate as a separate subsidiary of Banner.  The results of its operations are included in the Company’s consolidated operations beginning in the quarter ended June 30, 2007.  The acquisition of Islanders Bank, with its three branches located in the San Juan Islands, added to Banner Corporation’s presence in the North Puget Sound region.

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

Additional adjustments to the purchase price allocation may be required, specifically related to other assets and taxes.  During the nine months ended September 30, 2008, we have incurred a net $12,000 of post-closing adjustments to professional fees and severance pay related to the 2007 acquisitions.  The CDI asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired.  This intangible asset is being amortized using an accelerated method over an estimated useful life of eight years.  The core deposit intangible asset is not estimated to have a significant residual value.  Goodwill represents the excess of the total purchase price paid for the Banks over the fair values of the assets acquired, net of the fair values of the liabilities assumed.  Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.  During the quarter ended June 30, 2008, we recorded a goodwill impairment charge of $50 million.  (See Note 6 of the Selected Notes to Consolidated Financial Statements.)  No impairment losses have been recognized in connection with core deposit intangibles during the period from acquisition to the end of the current reporting period.

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

As a result of the Company’s market capitalization being less than our total shareholders’ equity at March 31, 2008 and this trend continuing during the second quarter of 2008, we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired.  The GAAP standards with respect to goodwill require that we compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet.  If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination is determined.  The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it.  The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.  After we completed this analysis, we determined the implied fair value of goodwill was less than the carrying value on the Company’s balance sheet, and we reduced the carrying value of goodwill by $50.0 million through a charge to earnings.  This impairment charge had no effect on the Company’s or the Banks’ cash balances or liquidity.  In addition, because goodwill and core deposit intangibles, net of related deferred income taxes, are not included in the calculation of regulatory capital, the Company’s and the Banks’ well-capitalized regulatory ratios were not affected by this non-cash expense.  No additional charge was recorded in the current quarter; however, no assurance can be given that our goodwill will not be written down further in future periods.

The following table presents the changes in goodwill for the nine months ended September 30, 2008 (in thousands):

Nine Months Ended September 30, 2008

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

The following table presents the changes in the gross amounts of core deposit and domain name intangibles and the related accumulated amortization for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30

	2008	2007

Gross amount:
Balance, beginning of period	$18,435	$25
Additions	--	17,165
Balance, end of period	$18,435	$17,190

Accumulated amortization:
Balance, beginning of period	$(1,889)	$(7)
Amortization	(2,154)	(1,145)
Balance, end of period	(4,043)	(1,152)

Net balance, end of period	$14,392	$16,038

Note 7:  ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail on our interest-bearing deposits and securities at the dates indicated (at carrying value) (in thousands):

	September 30	December 31	September 30
	2008	2007	2007

Interest-bearing deposits included in Cash and due from banks	$403	$310	$62,628

Mortgage-backed securities	91,580	99,775	98,064
Other securities—taxable	145,850	98,067	62,481
Other securities—tax exempt	56,390	50,812	49,195
Equity securities with dividends	578	7,725	2,451
Total securities	294,398	256,379	212,191

FHLB stock	37,371	37,371	37,291

	$332,172	$294,060	$312,110

The following table provides additional detail on income from deposits and securities for the periods indicated (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2008	2007	2008	2007
Mortgage-backed securities interest	$1,040	$1,343	$3,280	$4,653

Taxable interest income	1,899	1,568	5,765	4,114
Tax-exempt interest income	635	548	1,851	1,516
Other stock—dividend income	121	27	403	94
FHLB stock dividends	131	56	355	147
	2,786	2,199	8,374	5,871

	$3,826	$3,542	$11,654	$10,524

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

The following tables detail the financial instruments measured at fair value, on a recurring basis, on the dates indicated (in thousands):

	Cumulative Adjustment on Adoption of SFAS 159
	January 1, 2007					September 30, 2007
	Amortized Cost	Fair Market Valuation Adjustment	Fair Value	Related Taxes	Cumulative Effect of Adoption	Amortized Cost	Fair Market Valuation Adjustment	Fair Value
Assets:
Securities available for sale reclassified to fair value	$230,189	$(4,036)	$226,153	$1,413	$(2,623)	$160,767	$(1,835)	$158,932

Liabilities:
Advances from FHLB	$177,430	$(678)	$176,752	$244	$(434)	$24,739	$(162)	$24,577
Junior subordinated debentures, net of unamortized
deferred origination costs	122,287	2,079	124,366	(748)	1,331	122,860	(640)	122,220
	$299,717	$1,401	$301,118	$(504)	$897	$147,599	$(802)	$146,797

Total adjustment		$(5,437)			$(3,520)		$(1,033)

Less transfer from accumulated other comprehensive loss to retained earnings					2,623
Cumulative reduction of opening stockholders’ equity at January 1, 2007 upon adoption of SFAS No. 159					$(897)

	December 31, 2007					September 30, 2008
	Amortized Cost	Fair Market Valuation Adjustment	Basis at FMV			Amortized Cost	Fair Market Valuation Adjustment	Basis at FMV

Assets:
Securities at fair value	$204,279	$(1,416)	$202,863			$256,669	$(17,660)	$239,009

Liabilities:
Advances from FHLB	$167,073	$(28)	$167,045			$209,034	$209	$209,243
Junior subordinated debentures, net of unamortized
deferred origination costs	122,884	(9,614)	113,270			122,925	(21,567)	101,358
	$289,957	$(9,642)	$280,315			$331,959	$(21,358)	$310,629

Total Adjustment		$8,226					$3,698

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

	September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Securities at fair value	$239,009	$6,380	$170,871	$61,758

Liabilities:
Advances from FHLB at fair value	$209,243	$-	$209,243	$-

Junior subordinated debentures net of
unamortized deferred issuance costs at fair value	$101,358	$-	$-	$101,358
	$310,601	$-	$209,243	$101,358

	Fair Value Adjustments Using Significant Unobservable Inputs Nine Months Ended September 30, 2008
	Investments- Trust Preferred Securities	Borrowings- Junior Subordinated Debentures

Beginning balance	$-	$-

Total gains or losses recognized	$-	$-
Purchases, issuances and settlements	$-	$-
Transfers in and/or out of Level 3	$61,758	$101,358

Ending Balance	$61,758	$101,358

Fair values are determined as follows:

•
Securities at fair value, other than investments in certain trust preferred securities described below, are based upon quoted market prices when available, which we consider to be a Level 1 input method, or through the use of matrix or model pricing, which we consider to be a Level 2 input method.

Investments in single issuer trust preferred securities for which there are infrequent market transactions, through the quarter ended June 30, 2008, were valued using discounted cash flows to maturity or the next available call date if, based on the current interest rate environment, it was considered likely that the issuer(s) would elect early redemption.  The discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and we considered this to be a Level 2 input method.  However, as a result of the unprecedented disruption of certain financial markets, we determined that there were insufficient transactions or other market indicators during the most recent quarter to support changes in the fair values of our single issuer and pooled trust preferred securities from their carrying values as of June 30, 2008, and we consider this to be a Level 3 input method.

•
Advances from FHLB fair values are estimated using fair market values provided by the lender, the FHLB of Seattle. The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  We consider this to be a Level 2 input method.

•
Junior subordinated debentures, through the quarter ended June 30, 2008, were valued using discounted cash flows to maturity or to the next available call date if based on the current interest rate environment it was considered likely that we would elect early redemption.  The discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and we considered this to be a Level 2 input method.  However, as we noted earlier in our discussion of pricing our trust preferred securities, due to the unprecedented disruption of certain financial markets, we determined that there were insufficient transactions or other market indicators during the most recent quarter to support changes in the fair values of junior subordinated debentures from their carrying values as of June 30, 2008.  We consider this to be a Level 3 input method.

The majority, $98 million, of these debentures carry interest rates that reset quarterly to equal three month LIBOR plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through December 2011 and then resets quarterly to equal three month LIBOR plus a spread of 1.62%.  In valuing the debentures at June 30, 2008, we used discounted cash flows to maturity and for the discount rate we used the June 30, 2008 LIBOR and a spread of 3.50%.  As previously noted, the September 30, 2008 valuation was unchanged from June 30, 2008.

The following table outlines the net change in fair values recorded at the dates indicated (in thousands):

	Quarters Ended September 30		Nine Month Ended September 30

	2008	2007	2008	2007

Assets:
Securities at fair value	$(6,309)	$1,301	$(16,279)	$768

Liabilities
Advances from FHLB	253	(182)	(235)	(516)
Junior subordinated debentures net of unamortized deferred issuance costs	--	1,943	11,930	2,113

Net change in fair value	$(6,056)	$3,062	$(4,584)	$2,365

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

The following paragraphs discuss assets and liabilities where we use fair value measurement on a “nonrecurring basis”:

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, our goodwill was written down to its implied fair value of $71.1 million by a charge to earnings of $50.0 million during the quarter ended June 30, 2008.  We engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and inputs from comparable transactions.  In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity. These valuation inputs are considered to be Level 2 and 3 inputs.

In accordance with the provisions of SFAS No. 118, impaired loans with an initial carrying value of $130.1 million were written down to their fair value of $119.4 million by a charge of $10.7 million to the allowance for loan losses.  Impaired loans are measured at an observable market price (if available) or at the fair value of the loan's collateral (if the loan is collateral dependent).  Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral.  Fair value of the loan's collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.  These valuation inputs are considered to be Level 2 and 3 inputs.

Real estate owned, held for sale, net and other foreclosed assets are recorded when the Company receives a long-lived asset, such as real estate, from a borrower in full satisfaction of a loan.  The long-lived asset is considered to be held for sale and prior to the transfer from loans its carrying value is reduced to its fair value less cost to sell.  This fair value (less cost to sell) becomes the "cost" of the foreclosed asset.  Fair value of the foreclosed asset is determined by appraisals or independent valuation, which is then adjusted for the estimated cost to sell it.  These valuation inputs are considered to be Level 2 and 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the nine months ended September 30, 2008, the Company has recognized $368,000 of additional impairment charges related to these types of assets.

Note 9:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data (in thousands):

	Quarters Ended September 30		Nine Month Ended September 30

	2008	2007	2008	2007

Basic weighted average shares outstanding	16,403	15,497	16,025	14,124

Plus unvested MRP and stock option incremental shares considered outstanding for diluted EPS calculations	--	223	42	275

Less diluted shares not included as they are anti-dilutive for diluted EPS calculations	--	--	(42)	--

Diluted weighted average shares outstanding	16,403	15,720	16,025	14,399

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

MRP Stock Grants:  Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees.  On July 26, 2006, this stock program expired with 522,660 shares having been granted and no additional shares eligible to be granted.  Shares granted under the MRP vest ratably over a five-year period from the date of grant.  The Consolidated Statements of Operations for the quarters and nine months ended September 30, 2008, and 2007 reflect accruals of $15,000 and $46,000, and $47,000 and $135,000, respectively, for these grant awards.  The MRP stock grants’ fair value equals their intrinsic value on the date of grant.

A summary of the Company’s unvested MRP shares activity during the nine months ended September 30, 2008, and 2007 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	19,360	$22.07
Granted	--	--
Vested	(8,020)	20.29
Forfeited	(700)	24.92
Unvested at September 30, 2007	10,640	$23.23

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2007	10,040	$22.73
Granted	--	--
Vested	(6,420)	19.91
Forfeited	--	--
Unvested at September 30, 2008	3,620	$27.72

Stock Options:   Under the SOPs, we reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees.  As of September 30, 2008, there were 27,745 options eligible for grants under the 2001 plan.  Authority to grant additional options under the 1998 Stock Option Plan terminated on July 24, 2008.  The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant.  Such options have graded vesting of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the nine months ended September 30, 2008, the Company did not award any stock options.  The Company awarded 52,500 stock options during the nine months ended September 30, 2007.  No modifications were made to any stock option grants during either period.  The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $38,000 and $87,000, and $219,000 and $243,000 for the quarters and nine months ended September 30, 2008 and 2007, respectively.  The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award.  Assumptions used in the Black-Scholes model are an expected volatility based on the historical volatility at the date of the grant.  The expected term is based on the remaining contractual life of the vesting period.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Annual dividend yield		2.46%
Expected volatility	None	24.0 to 28.8%
Risk free interest rate	Granted	4.64 to 4.82%
Expected lives		5 to 9	yrs

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

A summary of the Company’s SOPs’ stock compensation activity for the nine months ended September 30, 2008 and 2007 follows (dollars in thousands, except shares and per share data):

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2006	713,460	$20.49
Granted	52,500	30.88
Exercised	(84,244)	18.60		$1,619
Forfeited	(2,800)	25.98
Outstanding at September 30, 2007	678,916	$21.51	5.3	$8,745

Outstanding at December 31, 2007	668,590	$21.56
Granted	--	--
Exercised	(30,611)	19.41		$147
Forfeited	(34,833)	20.80
Outstanding at September 30, 2008	603,146	$21.72	4.5	n/a

Vested at September 30, 2008 and expected to vest	599,744	$21.67	4.5	n/a

Exercisable at September 30, 2008	501,226	$19.99	3.9	n/a

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds or is less than the exercise price of the option.

A summary of the Company’s unvested stock option activity with respect to the nine months ended September 30, 2008 and 2007 follows:

	Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2006	211,810	$7.57
Granted	52,500	5.97
Vested	(74,040)	7.10
Forfeited	(2,800)	7.94

Unvested at September 30, 2007	187,440	$7.31

Unvested at December 31, 2007	162,940	$7.81
Granted	--	--
Vested	(56,620)	6.83
Forfeited	(4,400)	8.88

Unvested at September 30, 2008	101,920	$8.33

The Company had $265,000 of total unrecognized compensation costs related to stock options at September 30, 2008 that are expected to be recognized over a remaining period of four years.

During the nine months ended September 30, 2008, $594,000 was received from the exercise of stock options.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from authorized but unissued shares upon the exercise of stock options.  The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s Consolidated Statements of Operations (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30, 2008

	2008	2007	2008	2007
Salary and employee benefits	$53	$133	$265	378
Total decrease in income before provision for income taxes	53	133	265	$378
Decrease in provision for income taxes	(17)	(30)	(77)	(75)

Decrease in net income	$36	$103	$188	303

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and under SFAS 123(R) is considered a stock appreciation right (“SAR”).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  Vesting occurs upon the completion of 60 months of continuous service from the date of grant.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  SFAS No. 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  The Company recognized compensation expense (recovery) of $148,000 and $(230,000), and $63,000 and $279,000, respectively, for the quarters and nine months ended September 30, 2008 and 2007 related to the change in the fair value of SARs and additional vesting during the period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on form 10-K for the year ended December 31, 2007.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; fluctuations in the value of financial assets and liabilities recorded at fair value, including any future impairment of goodwill; results of examinations of the Company by the Federal Reserve and the Banks by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or write-down assets: fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results for 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries.

Executive Overview

We are a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2008, its 83 branch offices and 12 loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of September 30, 2008, we had total consolidated assets of $4.7 billion, total loans of $3.9 billion, total deposits of $3.8 billion and total stockholders’ equity of $387 million.

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

Branch expansion has been a significant element in our strategy to grow loans, deposits and customer relationships.  Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest:  the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets.  As a result of our aggressive franchise expansion, we have added 18 new branches through acquisitions, opened 28 new branches and relocated eight others since March, 2004.  In 2007 alone, we opened ten branches, relocated five others and closed three acquisitions; and in the quarter ended June 30, 2008, we opened two additional branches.  In large part because of this expansion activity, we have experienced loan growth of $2.0 billion and deposit growth of $1.9 billion over the last four-year period.  The acquisitions and new branches have increased our presence within desirable markets and allow us to better serve existing and future customers.  This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds.  We have reached our goal in terms of the number of branches we believe are needed to generate deposit growth sufficient to fund our expected loan growth and produce significant fee generating opportunities.  As a result, we do not expect to open any additional branches for the remainder of 2008 and we plan a more moderate pace of branch expansion going forward.

We completed the acquisitions of F&M Bank and San Juan Financial Holding Company effective May 1, 2007, and NCW Community Bank effective October 10, 2007.  SJFHC was merged into Banner and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner.  F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name.  The financial results for the quarter ended September 30, 2008 include the assets, liabilities and results of operations for all three of the recently acquired companies.

For the quarter ended September 30, 2008, we had a net loss of $1.0 million, or $0.06 per diluted share, compared to net income of $10.0 million, or $0.64 per diluted share, for the quarter ended September 30, 2007.  The current quarter’s results were adversely affected by a significant reduction in the fair value of the Company’s investment in Fannie Mae and Freddie Mac equity securities, as well as by a substantial provision for loan losses and a narrower net interest margin.  The provision for loan losses was $8.0 million for the quarter ended September 30, 2008, an increase of $6.5 million compared to the quarter ended September 30, 2007.  The increase in the provision for loan losses in the current quarter reflects an increase in delinquencies, non-performing loans and a higher level of net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  While the provision for loan losses decreased compared to the immediately preceding quarter, housing markets remained weak in many of our primary services areas, resulting in the increase in delinquencies and non-performing assets, deterioration in property values and the need to provide for an elevated level of losses.  By contrast, other non-housing related segments of the loan portfolio have performed as expected with only normal levels of credit problems.  Still, for the first nine months of 2008, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, looking forward, we anticipate our credit costs will remain elevated for the next three to five quarters.

In September 2008, the United States Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) into conservatorship under the authority of the Federal Housing Finance Agency.  As of June 30, 2008, Banner Corporation owned both common and preferred equity securities issued by Fannie Mae and Freddie Mac with a combined book value of $6.9 million.  At September 30, 2008, the fair value of these securities had declined to approximately $569,000.  The decrease in the value of these securities was included in the $6.1 million ($3.9 million after tax) net fair value adjustments recorded for the quarter ended September 30, 2008 (see Note 8, Fair Value Accounting and Measurement).  The events that led to the significant valuation adjustment for the Fannie Mae and Freddie Mac stock were disappointing and, unlike most fair value adjustments, we do not anticipate a meaningful recovery with respect to the valuation of that stock in future periods.  However, our holdings were not disproportionate to our asset size and net worth and the subsequent charge was not threatening to our “well capitalized” status or indicative of our recurring operations.  Banner’s net operating income, excluding net fair value adjustments (which in the current quarter predominantly reflects the decreased valuation of the Fannie Mae and Freddie Mac equity securities), was $2.9 million, or $0.18 per diluted share, for the quarter ended September 30, 2008, compared to net operating income, excluding fair value adjustments, of $8.0 million, or $0.51 per diluted share, for the quarter ended September 30, 2007.

Aside from the level of loan loss provision (and in the current quarter the significant reduction in the fair value of the Company’s investment in Fannie Mae and Freddie Mac equity securities), our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, FHLB advances, other borrowings and junior subordinated debentures.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses decreased by $3.0 million for the quarter ended September 30, 2008 to $37.6 million as compared to $40.7 million for the same quarter in the prior year, primarily as a result of a contraction in our net interest margin as asset yields have declined sharply over the past twelve months in response to the Federal Reserve’s action designed to dramatically lower short-term interest rates.  Further, increased delinquencies and the slowdown in the sale and construction of new homes over the year have had an adverse impact on our net interest margin, as well as on the amount of our loan loss provision.

Our net income also is affected by the level of our other income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions.  Other operating income, excluding the fair value adjustments, increased by $620,000, or 8%, to $8.1 million for the quarter ended September 30, 2008 from $7.5 million for the quarter ended September 30, 2007, primarily as a result of increased deposit fees and other service charges reflecting growth in our customer base and related payment processing activities.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments, decreased $2.4 million to $45.7 million for the quarter ended September 30, 2008, compared to $48.1 million for the quarter ended September 30, 2007.  By contrast, other operating expenses decreased $846,000 to $34.0 million for the quarter ended September 30, 2008 from $34.8 million for the quarter ended September 30, 2007, a decrease of 2%.  Most significantly, the decrease in expenses reflects reductions in compensation, information/computer data services and advertising, offset in part by additional occupancy expense, costs associated with problem loan collection activities, charges related to real estate owned and increased deposit insurance expense.

In the quarter ended September 30, 2008, our net income included a net decrease in the valuation of the selected financial assets and liabilities we record at fair value pursuant to the adoption of SFAS No. 159.  The fair value adjustment resulted in a decrease of $3.9 million (net after tax), or $0.24 per share (diluted) to net income reported for the quarter ended September 30, 2008.  In contrast, the fair value adjustment for the same quarter one year earlier resulted in an increase of $2.0 million (net after tax), or $0.13 per share (diluted).  Excluding the net fair value adjustments in each quarter, net income from recurring operations was $2.9 million, or $0.18 per share (diluted), for the quarter ended September 30, 2008, compared to net income from recurring operations of $8.0 million, or $0.51 per share (diluted), for the quarter ended September 30, 2007.  Earnings or loss from recurring operations and other earnings information excluding the change in valuation of financial instruments carried at fair value and the goodwill impairment charge recorded in the quarter ended June 30, 2008, represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide more useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  The decrease in earnings from recurring operations despite a larger earning asset base primarily reflects the increased loan loss provisioning and narrower net interest margin.

Non-GAAP Measurements (Unaudited):

In our discussion of net earnings, earnings per share and comparisons to prior periods we use certain non-GAAP financial measures because we believe that they provide more useful and comparative information to assess trends in the Company’s core operations reflected in the current and comparative financial statement (in thousands) (rates/ratios annualized).

	Quarters Ended September 30		Nine Months Ended September 30

	2008	2007	2008	2007

NET INCOME (LOSS) under GAAP	$(991)	$9,987	$(49,462)	$24,911
ADJUSTMENTS FOR CHANGE IN VALUATION OF FINANCIAL INSTRUMENTS AND GOODWILL WRITE-OFF
Net change in valuation of financial instruments carried at fair value	6,056	(3,062)	4,584	(2,365)
Goodwill write-off	--	--	50,000	--
Income tax provision (benefit) related to above items	(2,180)	1,102	(1,650)	851
Above items, net of income tax provision (benefit)	3,876	(1,960)	52,934	(1,514)

NET INCOME (LOSS) FROM RECURRING OPERATIONS	$2,885	8,027	3,472	23,397

Earnings (Loss) per share EXCLUDING the effects of change in valuation of financial instruments carried at fair value and goodwill write-off
Basic	$0.18	$0.52	$0.22	$1.66
Diluted	0.18	0.51	0.22	1.62

Operating performance for the periods presented excluding the effects of change in valuation of financial instruments carried at fair value and goodwill write-off
Other operating income (Loss) EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off/Average assets	0.69%	0.69%	0.68%	0.66%
Other operating expense EXCLUDING goodwill write-off/Average assets	2.91	3.23	3.00	3.13
Efficiency ratio (other operating expense/revenue) EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off	74.37	72.38	76.01	70.69
Return (Loss) on average assets EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off	0.25	0.74	0.10	0.80
Return (Loss) on average equity EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off	2.95	7.79	1.10	9.02
Return (Loss) on average tangible equity EXCLUDING change in valuation of financial instruments carried at fair value and goodwill write-off	3.61	10.74	1.46	11.69

We offer a wide range of loan products to meet the demands of our customers; however, we do not now and have not previously engaged in any sub-prime lending programs.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past year our origination of construction and land development loans has declined materially.  Our total construction and land development loan originations in 2007 were $855 million, which was approximately 36% lower than in the previous year, and this trend has continued as construction and land development loan originations in the first nine months of 2008 totaled $333 million, more than 51% lower than in the same period of 2007.  Our lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  We have also increased our emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small.  While reducing our commitment to construction and residential lending, we expect commercial lending (including commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly important activities for us.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

General.  Total assets increased $158 million, or 4%, from $4.493 billion at December 31, 2007, to $4.650 billion at September 30, 2008.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $177 million, or 5%, from $3.764 billion at December 31, 2007, to $3.940 billion at September 30, 2008.  Loan growth was largely due to the growth of $133 million, or 12%, in commercial/multifamily real estate, including construction loans, $116 million, or 26%, in single family residential and $62 million, or 29%, in consumer loans.  In addition, agricultural loans increased by $27 million, or 15%, largely because of seasonal disbursements, at September 30, 2008 compared to December 31, 2007.  We continue to maintain a significant, although decreasing, investment in construction and land loans; however, production of new loans has declined appreciably over the last seven quarters.  As a result of a much slower pace of new originations and continuing payoffs on existing loans, loans to finance the construction of one- to four-family residential real estate decreased by $131 million, or 21%, since December 31, 2007.  By contrast, land and development loans remained relatively unchanged, primarily reflecting disbursements on loans originated in earlier periods and a slower pace of sales for these properties than for completed homes.  Given the current housing and economic environment, we anticipate that construction and land loan balances will continue to decline for another three to five quarters.

Securities increased $38 million, or 15%, from $256 million at December 31, 2007, to $294 million at September 30, 2008, as purchases, primarily for liquidity and collateral purposes, exceeded sales and repayments.  Effective January 1, 2007, we elected to reclassify all our securities available for sale to fair value following our adoption of SFAS No. 159.  At September 30, 2008, the fair value of our securities at fair value was $18 million less than their amortized cost.  The reduction in the fair value of these securities compared to their amortized cost primarily reflects a decrease of $6.3 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities as well as a net decrease of $10 million in the value of single issuer and pooled trust preferred securities issued by bank holding companies and insurance companies.  (See paragraph below and Note 8, Fair Value Accounting and Measurement.)  Real estate owned acquired through foreclosures increased $8 million from $2 million at December 31, 2007 to $10 million at September 30, 2008.  This included $6 million in land or land development projects and $4 million in single family home construction.  (See Asset Quality discussion below.)

Deposits increased $170 million, or 5%, from $3.621 billion at December 31, 2007, to $3.791 billion at September 30, 2008.  Non-interest-bearing deposits increased $38 million to $522 million, while interest-bearing deposits increased $133 million, or 4%, to $3.269 billion at September 30, 2008.  Increasing core deposits is a key element of our expansion strategy, including the recent and planned additions and renovations of branch locations.  Unfortunately, during the first nine months of this year and notwithstanding good growth in the number of accounts and customer relationships, growth in aggregate deposit balances was dampened by meaningful decreases in the average account balances of many of our real estate-related customers, reflecting the slowdown of home sales and other transaction closings.  As a result, the aggregate total of transaction and savings accounts, including money market accounts, decreased by $164 million, or 9%, to $1.609 billion.  Further, despite internally generated account growth and the effects of the acquisitions, transaction and savings accounts declined to 43% of total deposits at September 30, 2008, compared to 49% a year earlier, as customers have chosen to move more of their balances to certificate accounts and as we have experienced strong growth in public funds balances which primarily are carried in certificate accounts.  In the quarter just ended, we also had an increase of $127 million in brokered certificates of deposit, and compared to December 31, 2007 brokered certificates have increased by $179 million.  FHLB advances increased $42 million, excluding fair value adjustments, from $167 million at December 31, 2007, to $209 million at September 30, 2008, while other borrowings increased $13 million to $104 million at September 30, 2008.  The increase in other borrowings reflects an increase in short-term overnight borrowings of $1 million and a $12 million increase in retail repurchase agreements that are primarily related to customer cash management accounts.  Junior subordinated debentures decreased by $12 million since December 31, 2007, reflecting the cumulative fair value adjustments recorded subsequent to the adoption of SFAS 159, as changes in credit market conditions had a particularly significant impact on the valuation of this type of security.  However, as a result of the unprecedented disruption of certain financial markets, we determined that there were insufficient transactions or other market indicators during the most recent quarter to support changes in the fair values of our junior subordinated debentures and similar securities in our investment portfolio, including single issuer and pooled trust preferred securities, from their carrying values as of June 30, 2008.  (See Note 8, Fair Value Accounting and Measurement.)

During the nine months ended September 30, 2008, we repurchased 613,903 shares (including 8,103 shares as consideration for the exercise of stock options) of Banner Corporation common stock for an aggregate price of approximately $14 million, or $23.24 per share.  All of these purchases were executed in the quarter ended March 31, 2008.  In addition, we issued 1,297,611 new shares of common stock at an average net per share price of $14.88 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  We also issued a net 30,611 shares in connection with the exercise of vested stock options and grants.  This stock repurchase and issuance activity, combined with the changes in retained earnings as a result of operations, including the $50 million goodwill impairment charge (in the second quarter of 2008), and net of quarterly dividend distributions, resulted in a $51 million decrease in stockholders’ equity.  Importantly, the non-cash goodwill impairment charge did not affect tangible equity (total stockholders’ equity less goodwill and other intangible assets), which was $301 million at September 30, 2008 compared to $300 million at December 31, 2007.  The impairment charge also had no effect on the Company’s or Banks’ regulatory capital ratios (see Capital Requirements).  Book value per share decreased from $27.32 at December 31, 2007 to $23.11 at September 30, 2008, and tangible book value per share decreased from $18.73 to $18.01, respectively, for the same periods.

The following tables provide additional detail on our loans and deposits (in thousands):

	September 30 2008		December 31 2007		September 30 2007
Loan Portfolio:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate	$1,013,919	25.4%	$882,523	23.2%	$811,816	22.4%
Multifamily real estate	141,787	3.5	165,886	4.4	170,316	4.7
Commercial construction	113,342	2.8	74,123	1.9	84,176	2.3
Multifamily construction	22,236	0.6	35,318	0.9	41,814	1.2
One- to four-family construction	482,443	12.1	613,779	16.1	624,280	17.2
Land and land development	481,521	12.0	497,962	13.1	463,514	12.8
Commercial business	694,688	17.4	696,350	18.3	630,827	17.4
Agricultural business, including secured by farmland	213,753	5.3	186,305	4.9	178,158	4.9
One-to four-family real estate	561,043	14.0	445,222	11.7	424,122	11.7

Consumer	135,024	3.4	93,183	2.4	87,286	2.4
Consumer secured by one-to four-family	139,423	3.5	118,966	3.1	104,942	2.9
Total consumer	274,447	6.9	212,149	5.5	192,228	5.3
Total loans outstanding	3,999,179	100.0%	3,809,617	100.0%	3,621,251	100.00%

Less allowance for loan losses	(58,846)		(45,827)		(44,212)

Total net loans outstanding at end of period	$3,940,333		$3,763,790		$3,577,039

Geographic Concentration of Loans at September 30, 2008	Washington	Oregon	Idaho	Other	Total

Commercial real estate	$759,622	$165,730	$79,031	$9,536	$1,013,919
Multifamily real estate	117,907	12,327	8,133	3,420	141,787
Commercial construction	76,240	29,438	7,038	626	113,342
Multifamily construction	18,206	4,030	--	--	22,236
One- to four-family construction	219,247	238,947	24,249	--	482,443
Land and land development	245,532	164,931	71,058	--	481,521
Commercial business	523,087	72,110	82,584	16,907	694,688
Agricultural business, including secured by farmland	89,726	57,071	66,925	31	213,753
One- to four-family real estate	463,090	68,652	25,984	3,317	561,043
Consumer	206,587	48,766	19,094	--	274,447

Total loans outstanding	$2,719,244	$862,002	$384,096	$33,837	$3,999,179

Percent of total loans	68.0%	21.6%	9.6%	0.8%	100.0%

Detail of Land and Land Development Loans at September 30, 2008	Washington	Oregon	Idaho	Other	Total

Residential
Acquisition and development	$127,501	$117,630	$27,365	$--	$272,496
Improved lots	45,589	31,281	13,341	--	90,211
Unimproved land	31,430	11,684	21,276	--	64,390
Commercial and industrial
Acquisition and development	6,554	--	191	--	6,745
Improved land	17,453	1,604	3,602	--	22,659
Unimproved land	17,005	2,732	5,283	--	25,020
Total land & land development loans outstanding	$245,532	$164,931	$71,058	$--	$481,521

As noted in the tables above, substantially all of our loans are to borrowers in the states of Washington, Oregon and Idaho.  Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The following tables provide additional detail on our deposits (in thousands):

	September 30 2008		December 31 2007		September 30 2007
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$521,927	13.8%	$484,251	13.4%	$473,571	13.2%
Interest-bearing checking	373,496	9.9	430,636	11.9	438,974	12.2
Regular savings accounts	519,285	13.7	609,073	16.8	602,190	16.7
Money market accounts	193,840	5.1	248,403	6.9	258,068	7.2
Total transaction and saving accounts	1,608,548	42.5	1,772,363	49.0	1,772,803	49.3

Certificates which mature or reprice:
Within 1 year	1,609,327	42.5	1,610,247	44.5	1,597,311	44.4
After 1 year, but within 3 years	522,454	13.8	187,851	5.2	178,191	5.0
After 3 years	50,537	1.2	50,132	1.3	49,594	1.3
Total certificate accounts	2,182,318	57.5	1,848,230	51.0	1,825,096	50.7

Total	$3,790,866	100.0%	$3,620,593	100.0%	$3,597,899	100.00%

Geographic Concentration of Deposits at September 30, 2008	Washington	Oregon	Idaho	Total

	$3,051,226	$510,080	$229,560	$3,790,866

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2008 and 2007

For the quarter and nine months ended September 30, 2008, we had net losses of $1.0 million, or $.06 per share (diluted), and $49.5 million, or $3.09 per share (diluted), respectively, compared to net income of $10.0 million, or $.64 per share (diluted), and $24.9 million, or $1.73 per share (diluted), respectively, for the quarter and nine months ended September 30, 2007.  The current quarter’s results were adversely affected by a significant reduction in the fair value of the Company’s investment in Fannie Mae and Freddie Mac equity securities, while the decrease in net income year to date also contained a $50 million non-cash impairment charge at June 30, 2008 to reduce the carrying value of goodwill.  The net losses for the quarter and year to date also reflect material increases in our provision for loan losses as well as a significant decline in our net interest margin, which more than offset the favorable effects of continued growth of loans and deposits, including growth from acquisitions, as well as changes in the mix of assets and liabilities.  As more fully explained below, our provision for loan losses was $8.0 million for the quarter ended September 30, 2008 compared to $1.5 million for the quarter ended September 30, 2007, bringing the total to $29.5 million for the nine months ended September 30, 2008 compared to $3.9 million for the nine months ended September 30, 2007.  The increase in the provision for loan losses in the current year primarily reflects an increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These trends became more apparent over the summer months, particularly in the Puget Sound and Portland regions which had previously shown fewer signs of stress.

Our operating results for the quarter and nine months ended September 30, 2008, also included a significant increase in other operating income, particularly deposit fees and service charges as a result of the increase in our deposit customer base and related payment processing activities.  By contrast, other operating expenses for the quarter decreased slightly from both the immediately preceding quarter and the same quarter a year earlier as we achieved additional efficiencies following the integration of the prior year’s acquisitions and as compensation and other expenses related to mortgage loan originations declined.  However, for the nine months ended September 30, 2008, we had substantial increases in other operating expenses, particularly occupancy, professional services, payment and card processing, amortization of core deposit intangibles, and miscellaneous expenses, reflecting the acquisitions, growth in locations, and operations as we continued to expand.  Over the past twenty-one months through acquisitions and de novo operations, we have added 28 new branches to improve and expand our franchise.  Further, our operating results for the quarter ended September 30, 2008 include a $6.1 million ($3.9 million after tax) loss as a result of changes in the valuation of financial instruments carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159, compared to a $3.1 million ($2.0 million after tax) gain for the same quarter in 2007.  Excluding the net fair value adjustments net income from recurring operations was $2.9 million, or $0.18 per share (diluted), for the quarter ended September 30, 2008, compared to net income of $8.0 million, or $0.51 per share (diluted), for the quarter ended September 30, 2007.  Excluding the fair value adjustments and second quarter goodwill impairment charge, net income from recurring operations was $3.5 million for the nine months ended September 30, 2008, compared to $23.4 million for the nine months ended September 30, 2007.

Compared to levels a year ago, total assets increased 8% to $4.650 billion at September 30, 2008, net loans increased 10% to $3.940 billion, deposits grew 5% to $3.791 billion, while borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, increased $190 million, or 84%, to $415 million.  The average balance of interest-earning assets was $4.344 billion for the quarter ended September 30, 2008, an increase of $404 million, or 10%, compared to $3.940 billion for the same quarter a year earlier.

Net Interest Income.  Net interest income before provision for loan losses decreased to $37.6 million for the quarter ended September 30, 2008, compared to $40.7 million for the prior year’s comparative quarter, primarily as a result of the decrease in the net interest margin as discussed below and despite the growth in average interest-earning assets noted above.  The net interest margin of 3.45% for the current quarter ended September 30, 2008 declined 65 basis points from the prior year’s comparative quarter, primarily as a result of the effect of rapidly declining short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields.  By comparison to the same quarter a year ago, this decline was compounded by the adverse effect of an increase in the level of non-accrual loans and other non-performing assets.  While funding costs also moved significantly lower, the more immediate impact of lower market rates on a substantial portion of our loan portfolio resulted in compression of our net interest margin and more than offset benefits from loan and deposit growth.  Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of non-accrual loans, the yield on earning assets for the quarter ended September 30, 2008 decreased by 175 basis points compared to the prior year’s third quarter, while funding costs for the quarter ended September 30, 2008 decreased by 115 basis points compared to the same period in the prior year.

Interest Income.  Interest income for the quarter ended September 30, 2008 was $68.0 million, compared to $79.2 million for the same quarter one year earlier, a decrease of $11.2 million, or 14%.  The decrease in interest income occurred despite a $404 million increase in the average balance of interest earning assets, as it was more than offset by the 175 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 6.23% for the quarter ended September 30, 2008, compared to 7.98% for the same period in the prior year.  The decrease in the yield on earning assets reflects the significant changes in Federal Reserve policy actions beginning in September 2007 designed to lower short-term interest rates.  As a result of these policy actions, bank prime rates, which had averaged 8.18% for the quarter ended September 30, 2007, declined by 318 basis points to average 5.00% for the quarter ended September 30, 2008.  And, while the prime rate ended the quarter at 5.00%, it has declined an additional 1.00% during October 2008 and is currently 4.00%.  This change will place further downward pressure on loan yields going forward.  Average loans receivable for the quarter ended September 30, 2008 increased by $375 million, or 10%, to $4.002 billion, compared to $3.627 billion for the quarter ended September 30, 2007.  Interest income on loans for the quarter decreased by $11.5 million, or 15%, to $64.2 million from $75.7 million for the same period in the prior year, reflecting the impact of the 190 basis point decrease in the average yield on loans, which was partially offset by the increase in average loan balances.  The decrease in average loan yields reflects the lower average level of market interest rates in the current year, following the Federal Reserve’s actions to lower those rates, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The decrease in average loan yields also reflects changes in the mix of the loan portfolio and slower turn-over in the construction and development portfolio which resulted in less recognition of deferred loan fee income, as well as the adverse effect of increased loan delinquencies.  The average yield on loans was 6.38% for the quarter ended September 30, 2008, compared to 8.28% for the same period in the prior year.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $29 million for the quarter ended September 30, 2008, and the interest and dividend income from those investments increased by $284,000 compared to the quarter ended September 30, 2007.  The effect of the increased average balance was partially offset as the average yield on the securities portfolio and cash equivalents decreased slightly to 4.45% for the quarter ended September 30, 2008, from 4.48% in the prior year.  The decrease in the yield of the securities portfolio is a reflection that the yield on certain floating-rate securities have declined modestly in response to the Federal Reserve’s actions.  Also, while not particularly significant in amount, we received $131,000 in dividend income on our FHLB of Seattle stock for the quarter ended September 30, 2008, an increase of $75,000 compared to the same quarter in the prior year.  We anticipate that the yield on this asset may continue to increase modestly in 2008 as the earnings and capital position of the FHLB of Seattle have improved.

Interest income for the nine months ended September 30, 2008 decreased by $11.1 million, to $208.0 million, from $219.1 million for the comparable period in 2007.  This decrease in interest income is the result of the same falling market interest rates which affected the nine-month period similar to the impact on the quarterly results discussed above.  Interest income from loans decreased $12.2 million, or 6%, to $196.3 million for the nine months ended September 30, 2008, from $208.5 million for the comparable period in 2007.  The decrease in loan interest income reflects a 164 basis point decrease in the yield on loan balances which more than offset the impact of $573 million of growth in the average balance of loans receivable.  Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended September 30, 2008 increased $1.1 million to $11.7 million, reflecting an $18 million increase in average balances, along with an increase of 21 basis points in the yield which resulted from changes in the mix of those assets.

Interest Expense.  Interest expense for the quarter ended September 30, 2008 was $30.4 million, compared to $38.5 million for the comparable period in 2007, a decrease of $8.2 million, or 21%.  The decrease in interest expense occurred as a result of a 115 basis point decrease in the average cost of all interest-bearing liabilities to 2.86% for the quarter ended September 30, 2008, from 4.01% for the same period in the prior year, and despite a $411 million increase in average interest-bearing liabilities.  The increase in interest-bearing balances reflects a $217 million increase in average deposits, including growth due to our acquisitions, along with a $129 million increase in FHLB advances.  The average balances for junior subordinated debentures and other borrowings also increased by $65 million compared to the prior quarter one year ago.  The effect of lower average market rates for the quarter on the cost of these funds was partially mitigated by deposit pricing characteristics noted below and by changers in the mix of deposits.

Deposit interest expense decreased $8.5 million, or 24%, to $26.8 million for the quarter ended September 30, 2008 compared to $35.3 million for the prior quarter as a result of a 110 basis point decrease in the cost of interest-bearing deposits and despite the significant deposit growth during the past twelve months.  Reflecting the acquisitions, branch expansion and other growth initiatives, average deposit balances increased $217 million, or 6%, to $3.811 billion for the quarter ended September 30, 2008, from $3.594 billion for the quarter ended September 30, 2007, while the average rate paid on deposit balances decreased from 3.90% for the quarter a year ago to 2.80% for the current quarter.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the relatively modest decrease in deposit costs as the Federal Reserve moved aggressively to significantly lower short-term interest rates by 325 basis points from September 18, 2007 to September 30, 2008.  Furthermore, competitive pricing pressure for interest-bearing deposits has been quite intense in recent quarters, as many financial institutions until very recently experienced strong loan growth and related funding needs and more recently as certain large financial institutions have experienced increased liquidity strains.

Average FHLB advances (excluding fair value adjustments) increased to $161 million for the quarter ended September 30, 2008, compared to $32 million during the same quarter a year earlier.  While the average rate paid on FHLB advances for the quarter ended September 30, 2008 decreased to 2.87%, a decrease of 70 basis points compared to the same period one year earlier, the $129 million increase in average FHLB borrowings resulted in an $868,000 increase in the related interest expense.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding fair value adjustments) and an average cost of 5.37% for the quarter ended September 30, 2008.  Junior subordinated debentures outstanding in the same quarter in the prior year had an average balance of $115 million with a higher average rate of 7.49%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months.  The lower average cost of the junior subordinated debentures in the current quarter reflects lower short-term market interest rates, as well as a lower spread on the most recently issued debentures and the early redemption of a higher costing tranche of debentures.  Effective April 22, 2007, we exercised the early redemption provision with respect to approximately $26 million of the junior subordinated debentures which had a spread of 3.70% to six-month LIBOR and an average cost of 9.09% during the six months preceding redemption.  We replaced the redeemed debentures with a new $26 million tranche of junior subordinated debentures issued on July 31, 2007 with an initial rate of 6.74% and a repricing spread of 1.38% to three-month LIBOR.  Other borrowings consist of retail repurchase agreements with customers, wholesale repurchase agreements with investment banking firms secured by certain investment securities as well as overnight federal funds borrowings from correspondent banks.  The average balance for other borrowings, consisting of $96 million in customer retail repurchase agreements and $35 million of Fed Funds, was $131 million for the quarter ended September 30, 2008, an increase of $57 million over the same quarter in the prior year, while the related interest expense increased by only $4,000, to $734,000 from $730,000 for the respective periods, again reflecting significantly lower market interest rates.  The average rate paid on other borrowings was 2.23% for the quarter ended September 30, 2008, compared to 3.91% for the same period in the prior year.  Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

A comparison of total interest expense for the nine months ended September 30, 2008 shows a decrease of $12.1 million, or 11%, from the comparable period in 2007.  The decreased interest expense primarily reflects the 98 basis point reduction in the rates paid on all interest-bearing liabilities and occurred despite the offsetting effects of the large increase in average deposits of $480 million and a $118 million increase in FHLB advances, junior subordinated debentures and other borrowings.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Quarters Ended		Nine Months Ended
Average Balances	September 30		September 30
(in thousands)	2008	2007	2008	2007
		Restated		Restated
Investment securities and cash equivalents	$216,562	$159,462	$199,881	$142,596
Mortgage-backed obligations	88,210	116,573	93,219	133,652
FHLB stock	37,381	37,290	37,374	36,655
Total average interest-earning securities and cash equivalents	342,153	313,325	330,474	312,903
Loans receivable	4,001,999	3,626,541	3,917,155	3,343,901
Total average interest-earning assets	4,344,152	3,939,866	4,247,629	3,656,804

Non-interest-earning assets	296,572	346,762	334,733	277,587
Total average assets	$4,640,724	$4,286,628	$4,582,362	$3,934,391

Deposits	$3,810,718	$3,593,722	$3,712,530	$3,232,959
Advances from FHLB	160,992	32,462	185,391	101,999
Other borrowings	130,809	74,064	106,346	80,926
Junior subordinated debentures	123,716	115,311	123,716	114,369
Total average interest-bearing liabilities	4,226,235	3,815,559	4,127,983	3,530,253

Non-interest-bearing liabilities	25,506	62,120	31,967	57,392
Total average liabilities	4,251,741	3,877,679	4,159,950	3,587,645

Equity	388,983	408,949	422,412	346,746
Total average liabilities and equity	$4,640,724	$4,286,628	$4,582,362	$3,934,391

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	4.88%	5.33%	5.36%	5.37%
Mortgage-backed obligations	4.69%	4.57%	4.70%	4.65%
FHLB stock	1.39%	0.60%	1.27%	0.54%
Total interest rate yield on securities and cash equivalents	4.45%	4.48%	4.71%	4.50%
Loans receivable	6.38%	8.28%	6.70%	8.34%
Total interest rate yield on interest-earning assets	6.23%	7.98%	6.54%	8.01%

Interest Rate Expense:
Deposits	2.80%	3.90%	3.04%	3.94%
Advances from FHLB	2.87%	3.57%	3.11%	4.89%
Other borrowings	2.23%	3.91%	2.35%	4.04%
Junior subordinated debentures	5.37%	7.49%	5.83%	7.72%
Total interest rate expense on interest-bearing liabilities	2.86%	4.01%	3.11%	4.09%

Interest spread	3.37%	3.97%	3.43%	3.92%

Net interest margin on interest earning assets	3.45%	4.10%	3.52%	4.06%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	(0.08)%	0.92%	(1.44)%	0.85%
Return on average equity	(1.01)%	9.69%	(15.64)%	9.61%
Average equity / average assets	8.38%	9.54%	9.22%	8.81%
Average interest-earning assets / interest-bearing liabilities	102.79%	103.26%	102.90%	103.58%
Non-interest income/average assets	0.17%	0.97%	0.55%	0.74%
Non-interest (other operating) expenses / average assets	2.91%	3.23%	4.46%	3.13%
Efficiency ratio [non-interest (other operating) expenses / revenues]	85.72%	68.05%	116.90%	69.43%

See Note 3 of the Selected Notes to Consolidated Financial Statements for information with respect to the restatement.

Provision and Allowance for Loan Losses.  During the quarter ended September 30, 2008, the provision for loan losses was $8.0 million compared to $1.5 million from the quarter ended September 30, 2007.  As discussed in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves as more fully explained below.

The significantly greater provision for loan losses for the quarter ended September 30, 2008 primarily reflects an increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  In particular, the increased provision for loan losses reflects our concern that higher levels of delinquencies and loan loss provisioning recently announced by a number of lenders in our markets could lead to significant additional discounting of property values in efforts to expedite problem loan resolutions.  These concerns heightened during the two most recent quarters as additional evidence of over-supply and price declines for certain housing and related lot and land markets became more apparent.  This was particularly the case in certain outlying areas of the Puget Sound and Portland regions, which had previously demonstrated fewer signs of stress than some of the other markets that we serve.  As a result, through the first nine months of 2008, we have recorded a substantially higher level of provisioning as property values have clearly declined.  We recorded net charge-offs of $7.7 million for the quarter ended September 30, 2008, compared to $536,000 for the quarter one year earlier, and non-performing loans increased to $119 million at September 30, 2008, compared to $42 million at December 31, 2007 and $20 million at September 30, 2007.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest; however, slower sales of one- to four-family homes and developed residential building lots is clearly a significant contributing factor to a moderating pace of economic activity.  A comparison of the allowance for loan losses at September 30, 2008 and 2007 shows an increase of $15 million, to $59 million at September 30, 2008, from $44 million at September 30, 2007.  The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 1.47% at September 30, 2008, compared to 1.22% at September 30, 2007.  The allowance as a percentage of non-performing loans decreased to 49% at September 30, 2008, compared to 222% a year earlier.

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

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio.  These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.  Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve.  Recoveries on previously charged off loans are credited to the allowance.  The reserve is based upon factors and trends identified by us at the time financial statements are prepared.  Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control.  The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans.  Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.  Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans.  Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.  Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.  As of September 30, 2008, we had identified $119 million of impaired loans as defined by SFAS No. 114.  Of those impaired loans, $67 million have related allowances for credit losses totaling $10 million.  The remaining $52 million in impaired loans have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs.  Impaired loans with related allowances for credit losses that are individually evaluated for reserve needs total $52 million and account for $9 million of the allowances for impaired loans.  Impaired loans with related allowances for credit losses that are collectively evaluated as homogeneous pools total $15 million and account for $2 million of the total allowance related to impaired loans.

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

We believe that the allowance for loan losses as of September 30, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following tables provide additional detail on our allowance for loan losses (dollars in thousands):

	Quarters Ended September 30		Nine Month Ended September 30

Change in Allowance for Loan Losses:	2008	2007	2008	2007
Balance, beginning of the period	$58,570	$43,248	$45,827	$35,535
Allowance added through business combination	--	--	--	5,957

Provision for loan losses	8,000	1,500	29,500	3,900

Recoveries of loans previously charged off:

Commercial real estate	1,530	--	1,530	--
Multifamily real estate	--	--	--	--
Construction and land	39	62	48	62
One- to four-family real estate	4	1	44	338
Commercial business	130	344	390	584
Agricultural business, including secured by farmland	610	8	618	263
Consumer	44	54	126	117
	2,357	469	2,756	1,364
Loans charged off:

Commercial real estate	--	--	(7)	--
Multifamily real estate	--	--	--	--
Construction and land	(7,567)	(129)	(13,616)	(129)
One- to four-family real estate	(220)	(30)	(411)	(385)
Commercial business	(1,889)	(120)	(4,439)	(869)
Agricultural business, including secured by farmland	(60)	(458)	(60)	(650)
Consumer	(345)	(268)	(704)	(511)
	(10,081)	(1,005)	(19,237)	(2,544)
Net (charge-offs) recoveries	(7,724)	(536)	(16,481)	(1,180)

Balance, end of the period	$58,846	$44,212	$58,846	$44,212

Net charge-offs (recoveries) as a percentage of average net book value of loans outstanding for the period	0.19%	0.01%	0.42%	0.04%

The following is a schedule of our allocation of the allowance for loan losses (dollars in thousands):

	September 30 2008	December 31 2007	September 30 2007
Allocation of Allowance for Loan Losses:
Specific or allocated loss allowances:
Commercial real estate	$2,789	$3,771	$5,393
Multifamily real estate	103	934	1,504
Construction and land	21,932	7,569	16,527
One- to four-family real estate	511	1,987	1,164
Commercial business	23,085	19,026	14,424
Agricultural business, including secured by farmland	1,097	1,419	2,575
Consumer	2,935	3,468	1,572
Total allocated	52,452	38,174	43,159

Estimated allowance for undisbursed commitments	1,060	330	407
Unallocated	5,334	7,323	646
Total allowance for loan losses	$58,846	$45,827	$44,212

Allowance for loan losses as a percentage of total loans outstanding
(loans receivable excluding allowance for loan losses)	1.47%	1.20%	1.22%
Allowance for loan losses as a percentage of non-performing loans	49%	108%	222%

Other Operating Income.  Other operating income was $2.0 million for the quarter ended September 30, 2008, compared to $10.5 million for the quarter ended September 30, 2007.  Excluding fair value adjustments recorded pursuant to the adoption of SFAS No. 159, (which in the current quarter predominantly reflects the significant reduction in the fair value of the Company’s investment in Fannie Mae and Freddie Mac equity securities) recurring other operating income increased 8% to $8.1 million compared to $7.5 million in the third quarter last year, largely as a result of increased deposit fees and service charges.  Deposit fees and other service charge income increased by $1.0 million, or 21%, to $5.8 million for the quarter ended September 30, 2008, compared to $4.8 million for the quarter ended September 30, 2007, significantly influenced by the increase in deposit balances from our acquisitions, yet also reflecting internally generated growth in customer transaction accounts and increased merchant credit card services.  Changes in certain pricing schedules and interchange fees also contributed to the increased fee income.  Loan servicing fees also increased by $79,000, or 17%, to $536,000 for the current quarter, compared to $457,000 for the quarter ended September 30, 2007.  Reflecting decreased mortgage banking activity, gain on sale of loans decreased by $282,000 to $1.5 million for the quarter ended September 30, 2008, compared to $1.8 million for the same quarter one year earlier.  Loan sales for the quarter ended September 30, 2008 totaled $89.5 million, compared to $114.0 million for the prior year period.  Gain on sale of loans in the current quarter included $55,000 of fees on $6.0 million of loans which were brokered and are not reflected in the volume of loans sold.  By comparison, in the quarter ended September 30, 2007, gain on sale of loans included $286,000 of fees on $30.9 million of brokered loans.  As noted above, for the quarters ended September 30, 2008 and 2007, other income also includes net losses of $6.1 million and net gains of $3.1 million, respectively, for the change in valuation of financial instruments carried at fair value.  The gain or loss in the current quarter primarily results from the $6.3 million reduction in the fair value of our investment in Fannie Mae and Freddie Mac equity securities.

Excluding the fair value adjustments, recurring other operating income increased by 20% for the first nine months of 2008 compared to the same period in 2007.  Similar to the quarter’s results, this also includes a $4.5 million increase in deposit fee and service charge income, primarily reflecting growth in deposit accounts and merchant credit card services.  Loan servicing fees also increased by 23% or $280,000 compared to the first nine months of 2007.  Mortgage banking revenues declined by $251,000 as loan sales decreased to $284.1 million for the nine months ended September 30, 2008 compared to $313.0 million for the nine months ended September 30, 2007.  Like the quarterly results, the current nine months ended were adversely affected by the recent fair value reduction in Fannie Mae and Freddie Mac equity securities.  The cumulative effect of the net changes in the valuation of financial instruments carried at fair value under SFAS No. 159 was a loss of $4.6 million for the nine months ended September 30, 2008 compared to a net gain of $2.4 million for the nine months ended September 30, 2007.  Including the effect of the fair value adjustments, other operating income for the nine months ended September 30, 2008 decreased $3.0 million to $18.9 million, from $21.9 million for the comparable period in 2007.

Other Operating Expenses.  Other operating expenses decreased by $846,000, or 2%, to $34.0 million for the quarter ended September 30, 2008, from $34.8 million for the same quarter in the prior year, despite the growth resulting from our branch expansion strategy and the three acquisitions, as management has been keenly focused on expense discipline.  While we are beginning to experience much of the anticipated efficiencies following last year’s acquisitions, the improvement is being significantly offset by increased FDIC deposit insurance expense and higher loan collection costs as a result of increased delinquencies.  We also incurred $758,000 of costs in connection with operating expenses and valuation adjustments for REO and other repossessed assets, an increase of $815,000 in comparison with the same quarter a year ago.  Besides the effect of the acquisition of NCW Community Bank in the fourth quarter of 2007, the current quarter’s expenses include operating costs associated with the opening of four new branch offices over the last twelve months in Nampa, Idaho, Portland, Oregon, and Bellevue and Oak Harbor, Washington, and the relocation and upgrading of our branch offices in Federal Way and East Wenatchee, Washington.  Primarily reflecting these additions, occupancy costs increased by $472,000, or 9%, compared to the same quarter a year earlier.  In addition, the cost of FDIC insurance increased $605,000 from the same quarter a year ago and direct expenses associated with payment and card processing services increased by $447,000 as a result of growth in these fee generating activities.  The current quarter’s operating expenses also included $691,000 for amortization of the core deposit intangibles recorded in connection with the acquisitions of F&M, SJFHC and NCW, which was a decrease of $102,000 compared to the quarter ended September 30, 2007.  While we continue our strong commitment to advertising and marketing expenditures, marketing and advertising costs decreased $851,000, or 35%, to $1.6 million in the quarter ended September 30, 2008, compared to $2.4 million for the same quarter in the prior year.  Other operating expenses as a percentage of average assets was 2.91% for the quarter ended September 30, 2008, compared to 3.23% for the same quarter one year earlier, reflecting both the decrease in expense and the increase in average assets.  And, while we opened two new offices during the second quarter of 2008, we expect further improvement going forward as we capture additional efficiencies.  Despite the decrease in operating expenses, our efficiency ratio, adjusted to exclude the fair value adjustments, increased to 74.37% for the quarter ended September 30, 2008, a slight increase from 72.38% for the same quarter in the prior year.  The higher efficiency ratio primarily reflects the adverse effect of a narrower net interest margin on our profitability.  Over time, we expect improvement in the ratio of operating expenses to average assets as a result of a more moderate pace of expansion and the maturing of recently opened branches.  Further, we believe that this investment in our branch network will lead to a lower relative cost of funds and enhanced revenues over time which, combined with expected cost savings, should result in an improved efficiency ratio and stronger operating results.

Other operating expenses, excluding the second quarter $50 million goodwill impairment charge, for the nine months ended September 30, 2008 increased $10.7 million, or 12%, from $92.2 million for the first nine months of 2007, to $102.9 million during the comparable period in 2008.  As explained above, the increase is primarily a result of the recent bank acquisitions and branch expansion evidenced by the increase in compensation, occupancy and miscellaneous expenses as locations, staffing and the volume of activity have expanded.  Higher collection costs, FDIC insurance premiums and amortization of the core deposit intangibles also contributed to increased expenses for the nine-month period ended September 30, 2008.  Partially offsetting those expenses was a decrease in advertising and marketing in comparison to the nine-month period in the prior year.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the quarters ended September 30, 2008 and 2007 were 57.6% and 32.8%, respectively.  Our effective tax rates for the nine months ended September 30, 2008 and 2007 were 4.2% and 32.1%, respectively.  The effective tax rates in the prior 2007 periods reflect the recording of tax credits related to certain Community Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income.  The effective tax rates in the current 2008 periods reflect the previously mentioned tax credits and tax exempt income combined with relatively modest amounts of taxable income or loss, and, for the nine months ended September 30, 2008, the significant effect of the goodwill write-off which is a non-deductible expense for tax purposes, and, as a result, is significantly altered the otherwise expected tax benefit of the before-tax book loss for the current 2008 periods.

Asset Quality

Classified Assets: State and federal regulations require that the Banks review and classify their problem assets on a regular basis.  In addition, in connection with examinations of insured institutions, state and federal examiners have authority to identify problem assets and, if appropriate, require them to be classified.  Banner Bank’s Credit Policy Division reviews detailed information with respect to the composition and performance of the loan portfolios, including information on risk concentrations, delinquencies and classified assets for both Banner Bank and Islanders Bank.  The Credit Policy Division approves all recommendations for new classified assets or changes in classifications, and develops and monitors action plans to resolve the problems associated with the assets.  The Credit Policy Division also approves recommendations for establishing the appropriate level of the allowance for loan losses.  Significant problem loans are transferred to our Special Assets Department for resolution or collection activities.  The Banks’ and Banner Corporation’s Boards of Directors are given a detailed report on classified assets and asset quality at least quarterly.

Allowance for Loan Losses:   In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  As a result, we maintain an allowance for loan losses consistent with the GAAP guidelines.  We increase our allowance for loan losses by charging provisions for possible loan losses against our income.  The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio.  At September 30, 2008, we had an allowance for loan losses of $59 million, which represented 1.47% of net loans and 49% of non-performing loans compared to 1.22% and 222%, respectively, at September 30, 2007.

Non-Performing Assets:  Non-performing assets increased to $130 million, or 2.79% of total assets, at September 30, 2008, compared to $23 million, or 0.54% of total assets, at September 30, 2007.  With the exception of residential construction and land development loans, non performing loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest.  However, slower sales and excess inventory in certain housing markets have been the primary cause of the increase in delinquencies for residential construction and land development loans, which represent approximately 83% of our non-performing assets.  While we have not engaged in any sub-prime lending programs and have not been directly impacted by the asset quality issues emanating from that market segment, the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs has contributed to the increased levels of builder and developer delinquencies.  As a result of this softness in the housing market, we are currently exercising extra monitoring vigilance with respect to our asset quality and for the nine months ended September 30, 2008, we significantly increased our allowance for loan losses.  To date this stress in the housing market has had only a limited effect on the performance or quality of any other segments of our loan portfolio.  We continue to believe our level of non-performing loans and assets, while increased, is manageable, and we are confident that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios in an orderly fashion.

While non-performing assets are geographically disbursed, they are concentrated largely in land and land development loans.  The geographic distribution of non-performing construction, land and land development loans and real estate owned included approximately $48.2 million, or 45%, in the Puget Sound region, $33.9 million, or 31%, in the greater Portland market area and $18.4 million, or 17%, in the greater Boise market area.

We have a total of 24 lending relationships with loan exposures in excess of $1 million that collectively comprise $96.2 million of our non-performing loan balance as of September 30, 2008.  The five largest non-performing loan exposures described below, all in excess of $5.0 million, account for $48.8 million, or approximately 41%, of total non-performing loans at September 30, 2008.  The largest non-performing loan exposure relates to a residential land developer with two projects.  One project totaling $14.6 million is secured by a 196 platted and unfinished lot subdivision in the greater Seattle metropolitan area.  The second project also in the greater Seattle metropolitan area totals $3.6 million and is secured by finished lots and single-family residence.  The second largest non-performing loan exposure is a residential subdivision with a book value of $11.2 million in a desirable suburban location in the Portland, Oregon market area.  The project consists of 41 finished lots, four completed but unsold spec homes and four sold homes currently under construction.  The third largest non-performing loan exposure totals $8.2 million and is a residential subdivision in Kent, Washington consisting of 14 finished or nearly finished homes along with 28 finished lots.  The fourth largest non-performing loan exposure is for a residential land development project totaling $6.0 million secured by the project in the Portland, Oregon area.  This project contains 37 fully developed and marketable single family building lots.  Our fifth largest non-performing loan exposure is for a land development project totaling $5.3 million secured by 210 acres of undeveloped land near Boise, Idaho.  We have no other individual non-performing asset exposures in excess of $5.0 million.

At September 30, 2008, we had $10.2 million of real estate owned and other repossessed assets, the most significant component of which is a residential subdivision with a book value of $4.5 million secured by 74 fully developed and marketable single family building lots in Salem, Oregon.  The second largest element was one large newly built single family home in Friday Harbor, Washington with a book value of $1.1 million.  The third largest property is a parcel of undeveloped land in Federal Way, Washington with a book value of $918,000.  The remaining balance of our real estate owned consists primarily of single family residential properties predominantly located in southern Idaho, as well as some within the state of Washington.

The following tables set forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (in thousands):

	September 30 2008	December 31 2007	September 30 2007

Non-performing Assets at End of the Period:
Nonaccrual Loans:
Secured by real estate:
Commercial	$6,368	$1,357	$544
Multifamily	--	1,222	1,250
Construction and land	98,108	33,432	10,699
One- to four-family	6,583	3,371	1,070
Commercial business	6,905	2,250	5,713
Agricultural business, including secured by farmland	265	436	512
Consumer	427	--	--
	118,656	42,068	19,788
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
One- to four-family	635	221	54
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	75	94	78
	710	315	132
Total non-performing loans	119,366	42,383	19,920
Real estate owned, held for sale, and other repossessed assets, net	10,153	1,885	3,294

Total non-performing assets at the end of the period	$129,519	$44,268	$23,214
Non-performing loans as a percentage of total loans before allowance for loan losses at end of the period	2.98%	1.11%	0.55%
Non-performing assets as a percentage of total assets at end of the period	2.79%	0.99%	0.54%

Troubled debt restructuring at end of the period	$15,514	$2,750	$--

Detail and Geographic Concentration of Non-performing Assets at September 30, 2008	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$5,261	$121	$986	$--	$6,368
Multifamily	--	--	--	--	--
Construction and land
One- to four-family construction	24,773	14,027	3,591	--	42,391
Residential land acquisition & development	20,732	12,071	6,240	--	39,043
Residential land improved lots	8,399	945	1,297	--	10,641
Residential land unimproved	330	--	5,414	--	5,744
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	232	--	--	--	232
Commercial land unimproved	57	--	--	--	57
Total construction and land	$54,523	$27,043	$16,542	$--	$98,108

One- to four-family	$6,956	$103	$159	$--	$7,218
Commercial business	5,421	708	712	64	6,905
Agricultural business, including secured by farmland	265	--	--	--	265
Consumer	502	--	--	--	202
Total non-performing loans	$72,928	$27,975	$18,399	$64	$119,366

Real estate owned (REO) and repossessed assets	$3,746	$4,540	$1,867	$--	$10,153

Total non-performing assets at end of the period	$76,674	$32,515	$20,266	$64	$129,519

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

Our primary investing activity is the origination and purchase of loans.  During the nine months ended September 30, 2008, we purchased loans of $10 million, while loan originations, net of repayments, totaled $205 million.  This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth.  During the nine months ended September 30, 2008, we sold $284 million of loans, primarily one- to four-family mortgage loans originated with the intent to sell as part of our mortgage banking operation.  Net deposit growth was $170 million for the nine months ended September 30, 2008.  FHLB advances increased $42 million (excluding fair value adjustments), other borrowings increased $13 million and junior subordinated debentures (excluding fair value adjustments) did not change for the nine months ended September 30, 2008.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the nine months ended September 30, 2008, we used our sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals.  At September 30, 2008, we had outstanding loan commitments totaling $1.400 billion, including undisbursed loans in process and unused credit lines totaling $1.361 billion.  While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances.  We maintain credit facilities with the FHLB-Seattle, which at September 30, 2008 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $1.003 billion, and the lesser of 25% of Islanders Bank’s assets up to a total possible credit line of $42 million.  Advances under these credit facilities totaled $209 million, or 5% of our assets at September 30, 2008.  We also have in place borrowing lines with certain correspondent banks which in aggregate total $115 million, of which $1 million was drawn upon as of September 30, 2008.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-for-Custody (BIC) program.  Under this program we can borrow up to 75% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity in excess of $1 billion.  We had no funds borrowed from the Federal Reserve Bank at September 30, 2008.

At September 30, 2008, certificates of deposit amounted to $2.182 billion, or 58% of our total deposits, including $1.609 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of September 30, 2008, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$650,592
Revolving open-end lines secured by 1-4 family residential properties	113,477
Credit card lines	51,406
Other, primarily business and agricultural loans	555,090
Real estate secured by one- to four-family residential properties	15,033
Standby letters of credit and financial guarantees	14,418

Total	$1,400,016

Commitments to sell loans secured by one- to four-family residential properties	$15,033

Interest rate swaps	$26,436

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At September 30, 2008, Banner and the Banks each exceeded all current regulatory capital requirements.  (See Item 1, “Business–Regulation,” and Note 21 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2007.

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2008, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well-capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008:
Banner Corporation—consolidated
Total capital to risk-weighted assets	$455,944	11.00%	$331,494	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	404,061	9.75	165,747	4.00	N/A	N/A
Tier 1 leverage capital to average assets	404,061	8.86	182,409	4.00	N/A	N/A

Banner Bank
Total capital to risk-weighted assets	429,082	10.81	317,548	8.00	$396,934	10.00%
Tier 1 capital to risk-weighted assets	379,372	9.56	158,774	4.00	238,161	6.00
Tier 1 leverage capital to average assets	379,372	8.61	176,281	4.00	220,352	5.00

Islanders Bank
Total capital to risk-weighted assets	21,589	12.21	14,142	8.00	17,677	10.00%
Tier 1 capital to risk-weighted assets	19,944	11.28	7,071	4.00	10,606	6.00
Tier 1 leverage capital to average assets	19,944	12.36	6,452	4.00	8,065	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, as of September 30, 2008, many of the floating-rate loans with interest rate floors are in portions of the portfolio experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the recent narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in the first quarter of 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, in recent quarters, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions have created heightened competitive pricing pressures.  As previously noted, our net interest margin has also been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.

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

Sensitivity Analysis

Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments.  The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk.  We also utilize market value analysis, which addresses changes in estimated net market value of equity arising from changes in the level of interest rates.  The net market value of equity is estimated by separately valuing our assets and liabilities under varying interest rate environments.  The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net economic value to changes in interest rates and provides an additional measure of interest rate risk.

The interest rate sensitivity analysis performed by us incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model.  We update and prepare simulation modeling at least quarterly for review by senior management and the directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios.  Nonetheless, the interest rate sensitivity of our net interest income and net economic value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2008, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
	(dollars in thousands)
+300	$13,146	8.7%	$(72,606)	(20.4)%
+200	9,107	6.0	(48,648)	(13.7)
+100	4,685	3.1	(23,898)	(6.7)
0	0	0	0	0
-50	(696)	(0.5)	1,513	0.4
-100	(1,879)	(1.2)	9,612	2.7
-200	(6,850)	(4.5)	(10,094)	(2.8)

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2008.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2008, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $178.5 million, representing a one-year cumulative gap to total assets ratio of 3.84%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2008 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Interest Sensitivity Gap as of September 30, 2008	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$704,755	$13,145	$31,980	$1,837	$39	$(7,499)	$744,257
Fixed-rate mortgage loans	92,215	88,866	235,676	177,590	154,848	56,206	805,401
Adjustable-rate mortgage loans	584,708	142,228	380,176	200,467	5,976	(2,177)	1,311,378
Fixed-rate mortgage-backed securities	4,380	4,278	14,696	11,466	20,501	15,862	71,183
Adjustable-rate mortgage-backed securities	1,252	1,345	6,206	13,215	1,208	--	23,226
Fixed-rate commercial/agricultural loans	47,146	41,424	96,852	34,636	8,593	622	229,273
Adjustable-rate commercial/agricultural loans	598,609	10,241	38,322	24,461	2,078	(440)	673,271
Consumer and other loans	118,523	10,832	32,115	45,472	16,942	11,238	235,122
Investment securities and interest-earning deposits	117,383	15,856	21,576	8,778	20,630	70,322	254,545

Total rate sensitive assets	2,268,971	328,215	857,599	517,922	230,815	144,134	4,347,656

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	209,697	120,544	281,270	281,270	--	--	892,781
Money market deposit accounts	96,920	58,152	38,768	--	--	--	193,840
Certificates of deposit	914,273	686,615	533,403	43,421	4,606	--	2,182,318
FHLB advances	130,234	--	68,800	10,000	--	--	209,034
Other borrowings	1,000	--	--	--	--	--	1,000
Junior subordinated debentures	97,942	--	--	25,774	--	--	123,716
Retail repurchase agreements	103,346	--	--	150	--	--	103,496

Total rate sensitive liabilities	1,553,412	865,311	922,241	360,615	4,606	--	3,706,185

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$715,559	$(537,096)	$(64,642)	$157,307	$226,209	$144,134	$641,471
Cumulative excess (deficiency) of interest-sensitive assets	$715,559	$178,463	$113,821	$271,128	$497,337	$641,471	$641,471

Cumulative ratio of interest-earning assets to interest-bearing liabilities	146.06%	107.38%	103.41%	107.32%	113.42%	117.31%	117.31%
Interest sensitivity gap to total assets	15.39%	(11.55)%	(1.39)%	3.38%	4.87%	3.10%	13.80%
Ratio of cumulative gap to total assets	15.39%	3.84%	2.45%	5.83%	10.70%	13.80%	13.80%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(422.8) million, or (9.1%) of total assets at September 30, 2008.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2008 and 2007” of this report.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls:  In the quarter ended September 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Difficult economic and market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assts that triggered the current economic crisis as well as other “troubled assets.”   EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;
•	Mortgage loss mitigation and homeowner protection;
•	Temporary increase in Federal Deposit Insurance Corporation (“FDIC”) insurance coverage from $100,000 to $250,000 through December 31, 2009; and
•	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans.  In addition, under the TARP, the Treasury has created a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.  ESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including a 100 basis point decrease in October, 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest-bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as Banner Bank), bank holding companies (such as Banner Corporation) and savings and loan holding companies.  Financial institutions are automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program.  Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails or its holding company files for bankruptcy.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding).  The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.  Many details of the program still remain to be worked out.

There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Weakness in the Washington, Oregon or Idaho real estate markets could hurt our business.

Our business activities and credit exposure are primarily concentrated in parts of Washington, Oregon and Idaho.  While we did not participate in any sub-prime loan programs, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  Substantially all of our loan portfolio consisted of loans secured by real estate located in Washington, Oregon or Idaho.  During the first nine months of 2008, evidence of this downturn became more apparent in certain of the Washington, Oregon and Idaho markets we serve.  If real estate values continue to decline, especially in Washington, Oregon or Idaho, the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As noted in other sections of this Quarterly Report on Form 10-Q, we are experiencing increasing loan delinquencies and credit losses and we increased our provision for loan losses during the first three quarters of 2008, which adversely affected our results of operations.  With the exception of residential construction and land development loans, non performing loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest.  However, slower sales and excess inventory in certain housing markets have been the primary cause of the increase in delinquencies for residential construction and land development loans, which represent approximately 83% of our non-performing assets.  Further, our portfolio is concentrated in construction and land loans and commercial and multi-family loans, all of which have a higher risk of loss than residential mortgage loans.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if a prolonged recession occurs we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.  We may elect to make further increases in our provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which also could have a material adverse effect on our financial condition and results of operations.

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

We may experience future goodwill impairment.

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

Banner Corporation is also subject to certain contractual restrictions that could prohibit it from declaring or paying dividends or making liquidation payments on its common stock.  See “If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock” below.  Further, we currently expect to participate in the U.S. Treasury's Capital Purchase Program by issuing senior preferred stock.  If we do issue this stock, those shares will have a right to receive dividends which would be senior to common stock.

Also, the terms and conditions of that program provide that dividends to common shareholders may not be increased for three years without consent from the U.S. Treasury.

Our board of directors regularly reviews our dividend policy in light of current economic conditions for financial institutions as well as our capital needs and any applicable contractual restrictions.  On a quarterly basis, the board of directors determines whether a dividend will be paid and in what amount.  No assurance can be given concerning dividend payments in future periods.

If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

We have issued a significant amount of junior subordinated debentures issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently six separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture; or (ii) we are in default with respect to payment of any obligations under such guarantee; or (iii) we have deferred payment of interest on the junior subordinated debentures outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures of each series from time to time for up to five years.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, we did not sell any securities that were not registered under the Securities Act of 1933.

The table below represents our purchases of equity securities during the quarter covered by this report.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet be Purchased Under the Plan (1)
Beginning	Ending
July 1, 2008	July 31, 2008	--	$--	--
August 1, 2008	August 31, 2008	--	$--	--
September 1, 2008	September 30, 2008	--	$--	--
Total		--	$--	--	n/a

(1)
On July 26, 2007, the Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock over the next twelve months. The Company had purchased 663,600 shares at the time the program expired, without renewal, on July 26, 2008.

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

10{b}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended September 30, 1996 (File No. 0-26584)].

10{c}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{e}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

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

                                                                Banner Corporation

November 7, 2008	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2008	/s/ Lloyd W. Baker
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

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 7, 2008	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 7, 2008	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, that:

•  the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

•  the information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

November 7, 2008	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

November 7, 2008	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer