Form 10-K
period 2008-12-31
BANNER CORP
filed 2009-03-16
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________to________

Commission File Number 0-26584
BANNER CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1691604
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant based on the closing sales price of the registrant’s common stock quoted on The Nasdaq Stock Market on June 30, 2008, was:
Common Stock - $144,464,799

(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

The number of shares outstanding of the registrant’s classes of common stock as of February 27, 2009:
Common Stock, $.01 par value – 17,472,692 shares

Documents Incorporated by Reference
Portions of Proxy Statement for Annual Meeting of Shareholders to be held April 28, 2009 are incorporated by reference into Part III.

BANNER CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-K contain certain forward-looking statements concerning our future operations. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report. We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results. Our ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; which may be impacted by deterioration in the housing and commercial real estate markets, may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity or earnings; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans and in real estate values in our market areas; fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect or result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries.

PART 1

Item 1 – Business	General

Banner Corporation is a bank holding company incorporated in the State of Washington. We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2008, its 83 branch offices and 10 loan production offices located in Washington, Oregon and Idaho. Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington. Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the FDIC. As of December 31, 2008, we had total consolidated assets of $4.6 billion, total deposits of $3.8 billion and total stockholders’ equity of $433 million.

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and repurchase agreements, Federal Home Loan Bank (FHLB) advances, Federal Reserve Bank of San Francisco (FRBSF) borrowings, and junior subordinated debentures issued in connection with the sale of trust preferred securities. Our net income is also significantly affected by provisions for loan losses and the level of our other operating income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans, as well as our non-interest operating expenses and income tax provisions. For the year ended December 31, 2008, we recorded a net loss of $128.0 million, or ($7.94) per share available to common shareholders, on a fully diluted basis. The current year’s results were adversely affected by a $121.1 million write-off of goodwill, as well as by a substantial $62.5 million provision for loan losses and a meaningfully narrower net interest margin, all reflecting unprecedented difficulties in the operating environment for banking institutions and deteriorating economic conditions throughout 2008. This stress in the economy, particularly in the financial and housing markets, was the most significant factor impacting our operating results in 2008 and, like most financial institutions, our future operating results will be significantly affected by the course of the current recession. We also recorded a $9.2 million ($5.9 million after tax) net gain in fair value adjustments on our financial instruments recorded for the year ended December 31, 2008 in accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 159 and SFAS No. 157. For 2007, our net income was also significantly impacted by a substantial net change in the value of financial instruments carried at fair value; however, our provision for loan losses was much smaller and there was no goodwill impairment charge. Our net income for the year ended December 31, 2007 was $36.9 million, or $2.49 per share, on a fully diluted basis, and included a $5.9 million provision for loan losses and $11.6 million ($7.4 million after tax) of net gains as a result of changes in the valuation of financial instruments carried at fair value. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more detailed information about our financial performance and critical accounting policies.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas. Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands. Our primary business is that of traditional financial institutions, accepting deposits and originating loans in locations surrounding our offices in portions of Washington, Oregon and Idaho. Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans. A portion of Banner Bank’s construction and mortgage lending activities are conducted through its subsidiary, Community Financial Corporation (CFC), which is located in the Lake Oswego area of Portland, Oregon. As discussed more thoroughly in later sections of this report, increased delinquencies and defaults in the residential construction and land development portions of our loan portfolio had a materially adverse effect on our results of operations for the year ended December 31, 2008. While it is difficult to predict when and how the weak housing markets that caused this increase in delinquencies and defaults will improve, we anticipate that an elevated level of non-performing assets will persist for a number of quarters and will have a continuing adverse effect on our earnings during 2009 and possibly continuing into 2010.

Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest: the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets. As a result of our aggressive franchise expansion, we have added 18 new branches through acquisition, opened 23 new branches and relocated eight others in the last four years. In 2007, we completed the acquisitions of three smaller commercial banks in the State of Washington. These acquisitions increased our presence within desirable marketplaces and allow us to better serve existing and future customers. Our branch expansion has been a significant element in our strategy to grow loans, deposits and customer relationships. This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds. We now have reached our goal in terms of the number of branches required to generate deposit growth sufficient to fund our expected loan growth and produce significant fee generating opportunities. As a result, during 2008 we opened just two new branches and we plan to open only three additional branches in 2009, a normal level of growth for a bank of our size.

Recent Developments

Participation in the U.S. Treasury’s Capital Purchase Program: On November 21, 2008, we received $124 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program. We issued $124 million in senior preferred stock, with a related warrant to purchase up to $18.6 million in common stock, to the U.S. Treasury. The warrant provides the Treasury the option to purchase up to 1,707,989 shares of Banner Corporation common stock at a price of $10.89 per share at any time during the next ten years. The preferred stock will pay a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company. The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury. A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.ustreas.gov/initiatives/eesa. The additional capital will enhance our capacity to support the communities we serve through expanded lending activities and economic development. This capital will also add flexibility in considering strategic opportunities that may be available to us as the financial services industry continues to consolidate.

Goodwill write-off: As a result of the significant decline in our stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, we decided to reduce the carrying value of goodwill in our Consolidated Statements of Financial Condition by recording a $50 million write-down in the second quarter and, in response to worsening economic indicators and further price declines, an additional $71 million write-down in the fourth quarter of 2008. The total $121 million write-off of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations. The adjustment brought our book value and tangible book value more closely in line with each other and more accurately reflected current market conditions. Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements. (See Note 23 of the Selected Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.)

Fannie Mae and Freddie Mac Stock Valuation: In September 2008, the United States Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) into conservatorship under the authority of the Federal Housing Finance Agency. As of June 30, 2008, Banner Corporation owned both common and preferred equity securities issued by Fannie Mae and Freddie Mac with a combined book value of $6.9 million. At December 31, 2008, the fair value of these securities had declined to approximately $227,000, with the decrease in the value included in the net fair value adjustments detailed in Note 24, Fair Value Accounting and Measurement. The events that led to the significant valuation adjustment for the Fannie Mae and Freddie Mac stock were disappointing and we do not anticipate a meaningful recovery with respect to the valuation of that stock.

Acquisition of F&M Bank, San Juan Financial Holding Company and NCW Community Bank: We completed the acquisitions of F&M Bank (F&M) and San Juan Financial Holding Company (SJFHC) effective May 1, 2007, and NCW Community Bank (NCW) effective October 10, 2007. SJFHC was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner Corporation. F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name. The financial results for the year to date ended December 31, 2008 include assets, liabilities and results of operations for all three of the acquired companies. The financial results for the year to date ended December 31, 2007 include the assets and liabilities acquired in the F&M and SJFHC transactions as well as the impact of those two acquisitions subsequent to May 1, 2007 as reported in the results of operations. The purchase of F&M allowed us to immediately expand Banner Bank’s franchise in the Spokane, Washington area, the fourth largest metropolitan market in the Pacific Northwest, by the addition of 13 branches and one loan office. The acquisition of Islanders Bank, with its three branches located in the San Juan Islands, added to our presence in the North Puget Sound region. NCW operated one branch in Wenatchee, Washington and had another branch under construction in East Wenatchee. The NCW merger added to our customer base and market share in the North Central Washington area and allowed for the consolidation of the two banks’ branch locations and staffs. (See Notes 3 and 5 of Selected Notes to Consolidated Financial Statements for additional information with respect to these acquisitions).

Recently Adopted Accounting Standards: In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 implemented a change in accounting principle that required the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. On January 1, 2008, the Company adopted EITF 06-4 and recognized the effects of this change in accounting principle through a $617,000 cumulative effect adjustment charge to opening retained earnings and an increase in benefit plan reserve liability of the same amount. The Company recorded an expense of $64,000 in 2008 from the adoption of EITF 06-4.

Lending Activities

General: All of our lending activities are conducted through Banner Bank, its subsidiary, Community Financial Corporation, and Islanders Bank. We offer a wide range of loan products to meet the demands of our customers. We originate loans for our own loan portfolio and for sale in the secondary market. Management’s strategy has been to maintain a well diversified portfolio with a significant percentage of assets in the loan portfolio having more frequent interest rate repricing terms or shorter maturities than traditional long-term fixed-rate mortgage loans. As part of this effort, we have developed a variety of floating or adjustable interest rate products that correlate more closely with our cost of funds, particularly loans for commercial business and real estate, agricultural business, and construction and development purposes. However, in response to customer demand, we continue to originate fixed-rate loans, including fixed interest rate mortgage loans with terms of up to 30 years. The relative amount of fixed-rate loans and adjustable-rate loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

While we offer a wide range of loan products, we do not now and have not previously engaged in any sub-prime lending programs, nor do we hold any option-payment or negatively amortizing loan products in our portfolio. Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties. In response to strong housing markets, construction and land loan growth was significant for several years, up until the second half of 2007 when housing markets began to weaken and the origination of new construction and land loans began to slow appreciably. As market conditions continued to deteriorate throughout 2008, we have had a significant increase in non-performing loans and, as a result, an increase in our loan loss provision with regard most notably to construction and land loans. At December 31, 2008, construction and land loans represent slightly over one fourth of our loan portfolio. Our lending activities have also included the origination of multifamily and commercial real estate loans. Commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas. We have also recently increased our emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small. While continuing our commitment to residential lending, we expect commercial lending

(including commercial real estate, commercial business and agricultural lending) and consumer lending to become increasingly important activities for us. By contrast, we anticipate residential construction and land development lending will be restrained by market conditions for the next two to three years and construction and land loans will become a proportionately smaller amount of our loan portfolio over time.

At December 31, 2008, our net loan portfolio totaled $3.9 billion. For additional information concerning our loan portfolio, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2008 and 2007—Loans/Lending.” See also Table 7 contained therein, which sets forth the composition of our loan portfolio, and Tables 6 and 6(a), which contain information regarding the loans maturing in our portfolio.

One- to Four-Family Residential Real Estate Lending: At both Banner Bank and Islanders Bank, we originate loans secured by first mortgages on one- to four-family residences in the Northwest communities where we have offices. Banner Bank’s mortgage lending subsidiary, CFC, provides residential lending primarily in the greater Portland, Oregon and Pasco (Tri Cities), Washington market areas. As noted above, we have not engaged in any sub-prime lending, which we define as loans to borrowers with poor credit histories or undocumented repayment capabilities and with excessive reliance on the collateral as the source of repayment; however, we have experienced a modest increase in delinquencies on our residential loans in response to the weakened housing market conditions. At December 31, 2008, $599 million, or 15% of our loan portfolio, consisted of permanent loans on one- to four-family residences.

We offer fixed- and adjustable-rate mortgages (ARMs) at rates and terms competitive with market conditions, primarily with the intent of selling these loans into the secondary market. Fixed-rate loans generally are offered on a fully amortizing basis for terms ranging from 15 to 30 years at interest rates and fees that reflect current secondary market pricing. Most ARM products offered adjust annually after an initial period ranging from one to five years, subject to a limitation on the annual change of 1.0% to 2.0% and a lifetime limitation of 5.0% to 6.0%. For a small portion of the portfolio, where the initial period exceeds one year, the first rate change may exceed the annual limitation on subsequent rate changes. Our ARM products most frequently adjust based upon the average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin or spread above the index. ARM loans held in our portfolio may allow for interest-only payments for an initial period up to five years but do not provide for negative amortization of principal and carry no prepayment restrictions. The retention of ARM loans in our loan portfolio can help reduce our exposure to changes in interest rates. However, borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. In recent years, borrower demand for ARM loans has been limited and we have chosen not to aggressively pursue ARM loans by offering minimally profitable, deeply discounted teaser rates or option-payment ARM products. As a result, ARM loans have represented only a small portion of our loans originated during this period and of our portfolio.

Our residential loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) and the Federal National Mortgage Corporation (Fannie Mae or FNMA). Government insured loans are underwritten and documented in accordance with the guidelines established by the Department of Housing and Urban Development (HUD) and the Veterans Administration (VA). In the loan approval process, we assess the borrower’s ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower. For ARM loans, our standard practice provides for underwriting based upon fully indexed interest rates and payments. Generally, we will lend up to 95% of the lesser of the appraised value of the property or purchase price of the property on conventional loans, although higher loan-to-value ratios are available on certain government insured programs. We require private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80%. A growing but immaterial number of exceptions to these general underwriting guidelines have been granted in connection with the sale or refinance of properties, particularly new construction, for which we were already providing financing. These exceptions most commonly relate to loan-to-value and mortgage insurance requirements and not to credit underwriting or loan documentation standards. Such exceptions will likely increase in the near term to facilitate troubled loan resolution in the current distressed housing market, but likely will not have a material effect on the performance characteristics of our one- to four-family loan portfolio or become a significant portion of our total loan portfolio.

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

Construction and Land Lending: We have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. To a lesser extent, we also originate construction loans for commercial and multifamily real estate. In years prior to 2008, residential construction and land development lending was an area of major emphasis at Banner Bank and the primary focus of its subsidiary, CFC. Our largest concentration of construction and land development loans is in the Portland/Vancouver market area. We also have a significant amount of construction and land loans for properties in the Puget Sound region and to a much smaller extent in the greater Boise area and certain eastern Washington and eastern Oregon markets. At December 31, 2008, construction and land loans totaled $1.045 billion, or 26% of total loans of the Company, consisting of $421 million of one- to four-family construction loans, $486 million of land or land development loans and $138 million of commercial and multifamily real estate construction loans.

Historically, construction and land lending has afforded us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than are usually available on other types of lending. Construction and land lending, however, involve a higher degree of risk than other lending opportunities because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. Disagreements between borrowers and builders and the failure of builders to pay subcontractors may also jeopardize projects. Loans to builders to construct homes for which no purchaser has been identified carry additional risk because the payoff for the loan is dependent on the builder’s ability to sell the property before the construction loan is due. We address these risks by adhering to strict underwriting policies, disbursement procedures and monitoring practices.

Construction loans made by us include those with a sale contract or permanent loan in place for the finished homes and those for which purchasers for the finished homes may be identified either during or following the construction period. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. The maximum number of speculative loans approved for each builder is based on a combination of factors, including the financial capacity of the builder, the market demand for the finished product and the ratio of sold to unsold inventory the builder maintains. We have attempted to diversify the risk associated with speculative construction lending by doing business with a large number of small and mid-sized builders spread over a relatively large geographic area with numerous sub-markets.

Loans for the construction of one- to four-family residences are generally made for a term of twelve to eighteen months. Our loan policies include maximum loan-to-value ratios of up to 80% for speculative loans. Individual speculative loan requests are supported by an independent appraisal of the property, a set of plans, a cost breakdown and a completed specifications form. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations. All speculative construction loans must be approved by senior loan officers.

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

We regularly monitor the construction and land loan portfolios and the economic conditions and housing inventory in each of our markets and decrease this type of lending if we perceive unfavorable market conditions. Unfortunately, housing markets in most areas of the Pacific Northwest have significantly deteriorated over the past twelve to eighteen months and our origination of new construction loans has declined sharply. We believe that the underwriting policies and internal monitoring systems we have in place mitigate many of the risks inherent in construction and land lending; however, current weak housing market conditions have resulted in a material increase of delinquencies in our construction and land loan portfolios. While construction and land loans represent 26% of our portfolio and are responsible for approximately 82% of our non-performing assets, they are well diversified with respect to sub-markets, price ranges and borrowers; however, they are significantly concentrated in the greater Puget Sound region of Washington State and the Portland, Oregon market area. Reducing the amount of non-performing construction and land development loans is currently the most critical issue that we face and need to resolve to return to acceptable levels of profitability. The most significant risk in this portfolio relates to the land development loans as demand for building lots is currently weak. (See “Asset Quality” below and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality.”)

Commercial and Multifamily Real Estate Lending: We originate loans secured by multifamily and commercial real estate including, as noted above, loans for construction of multifamily and commercial real estate projects. Commercial real estate loans are made for both owner-occupied and investor properties. At December 31, 2008, our loan portfolio included $151 million in multifamily and $1.014 billion in commercial real estate loans which together comprised 29% of our total loans. Multifamily and commercial real estate lending affords us an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by multifamily and commercial properties are generally greater in amount, more difficult to evaluate and monitor and, therefore, riskier than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. In originating multifamily and commercial real estate loans, we consider the location, marketability and overall attractiveness of the properties. Our current underwriting guidelines for multifamily and commercial real estate loans require an appraisal from a qualified independent appraiser and an economic analysis of each property with regard to the annual revenue and expenses, debt service coverage and fair value to determine the maximum loan amount. In the approval process we assess the borrowers’ willingness and ability to manage the property and repay the loan and the adequacy of the collateral in relation to the loan amount.

Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. Most multifamily and commercial real estate loans originated in the past five years are linked to various U.S. Treasury indices, Federal Home Loan Bank advance rates, certain prime rates or other market rate indices. Rates on these adjustable-rate loans generally adjust with a frequency of one to five years after an initial fixed-rate period ranging from one to ten years. Our commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type, location or borrower.

Commercial Business Lending: We are active in small- to medium-sized business lending and are engaged to a lesser extent in agricultural lending primarily by providing crop production loans. Our officers devote a great deal of effort to developing customer relationships and the ability to serve these types of borrowers. Management believes that many larger banks have neglected these lending markets, which has contributed to our success. While strengthening our commitment to small business lending, in recent years we have added experienced officers and staff focused on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. Management has leveraged the past success of these officers with local decision making ability to continue to expand this market niche. In addition to providing earning assets, this type of lending has helped us increase our deposit base. Expanding commercial lending and related commercial banking services is currently an area of significant focus by us and staffing has been increased in the areas of credit administration, business development, and loan and deposit operations.

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

Our commercial business loans may be structured as term loans or as lines of credit. Commercial business term loans are generally made to finance the purchase of fixed assets and have maturities of five years or less. Commercial business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of one year. Adjustable- or floating-rate loans are primarily tied to various prime rate and London Inter-Bank Offering Rate or LIBOR indices. At December 31, 2008, commercial loans totaled $680 million, or 17% of our total loans.

Agricultural Lending: Agriculture is a major industry in many parts of our service areas. While agricultural loans are not a large part of our portfolio, we intend to continue to make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operations of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile. At December 31, 2008, agricultural business loans, including collateral secured loans to purchase farm land and equipment, totaled $204 million, or 5% of our loan portfolio.

Agricultural operating loans generally are made as a percentage of the borrower’s anticipated income to support budgeted operating expenses. These loans are secured by a blanket lien on all crops, livestock, equipment, accounts and products and proceeds thereof. In the case of crops, consideration is given to projected yields and prices from each commodity. The interest rate is normally floating based on the prime rate plus a negotiated margin. Because these loans are made to finance a farm or ranch’s annual operations, they are written on a one-year review and renewable basis. The renewal is dependent upon the prior year’s performance and the forthcoming year’s projections as well as the overall financial strength of the borrower. We carefully monitor these loans and related variance reports on income and expenses compared to budget estimates. To meet the seasonal operating needs of a farm, borrowers may qualify for single payment notes, revolving lines of credit and/or non-revolving lines of credit.

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

We also originate loans to finance the purchase of farm equipment. Loans to purchase farm equipment are made for terms of up to seven years. On occasion, we also originate agricultural real estate loans secured primarily by first liens on farmland and improvements thereon located in our market areas, although generally only to service the needs of our existing customers. Loans are written in amounts ranging from 50% to 75% of the tax assessed or appraised value of the property for terms of five to 20 years. These loans generally have interest rates that adjust at least every five years based upon a U.S. Treasury index or Federal Home Loan Bank advance rate plus a negotiated margin. Fixed-rate loans are granted on terms usually not to exceed five years. In originating agricultural real estate loans, we consider the debt service coverage of the borrower’s cash flow, the appraised value of the underlying property, the experience and knowledge of the borrower, and the borrower’s past performance with us and/or the market area. These loans normally are not made to start-up businesses and are reserved for existing customers with substantial equity and a proven history.

Among the more common risks to agricultural lending can be weather conditions and disease. These risks may be mitigated through multi-peril crop insurance. Commodity prices also present a risk, which may be reduced by the use of set price contracts. Normally, required beginning and projected operating margins provide for reasonable reserves to offset unexpected yield and price deficiencies. In addition to these risks, we also consider management succession, life insurance and business continuation plans when evaluating agricultural loans.

Consumer and Other Lending: We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts. While consumer lending has traditionally been a small part of our business, with loans made primarily to accommodate our existing customer base, it has received renewed emphasis in recent years and management anticipates increased activity in future periods. Part of this emphasis has been the reintroduction of a Banner Bank-funded credit card program which we began marketing in the fourth quarter of 2005. Similar to other consumer loan programs, we focus this credit card program on our existing customer base to add to the depth of our customer relationships. As a result of increased marketing efforts, an improved retail delivery network and strong borrower demand, as well as the three bank acquisitions, our consumer loans increased significantly in the past two years. Our underwriting of consumer loans is focused on the borrower’s credit history and ability to repay the debt as evidenced by documented sources of income. At December 31, 2008, we had $268 million, or 7% of our loans receivable, in consumer related loans, an increase of $56 million or 26% from December 31, 2007.

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

Loan Solicitation and Processing: We originate real estate loans in our market areas by direct solicitation of real estate brokers, builders, depositors, walk-in customers and visitors to our Internet website. Loan applications are taken by our loan officers and are processed in branch or regional locations. Most underwriting and loan administration functions for our real estate loans are performed by loan personnel at central locations. We do not make loans originated by independent third-party loan brokers or any similar wholesale loan origination channels.

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

Loan Originations, Sales and Purchases

While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve. For the years ended December 31, 2008, 2007 and 2006, we originated loans, net of repayments, of $562 million, $607 million and $921 million, respectively. The decline in originations, net of repayments, in the two most recent years is primarily the result of a decrease in the origination of new construction and land loans in response to slower new home sales.

In recent years, we have sold most of our newly originated one- to four-family residential mortgage loans and a portion of our SBA guaranteed loans to secondary market purchasers as part of our interest rate risk management strategy. Proceeds from sales of loans for the years ended December 31, 2008, 2007 and 2006, totaled $366 million, $393 million and $442 million, respectively. Sales of loans generally are beneficial to us because these sales may generate income at the time of sale, provide funds for additional lending and other investments, increase liquidity or reduce interest rate risk. We sell loans on both a servicing-retained and a servicing-released basis. All loans are sold without recourse. See “Loan Servicing.” At December 31, 2008, we had $7.4 million in loans held for sale.

We periodically purchase whole loans and loan participation interests primarily during periods of reduced loan demand in our primary market area and at times to support our Community Reinvestment Act lending activities. Any such purchases are made consistent with our underwriting standards; however, the loans may be located outside of our normal lending area. During the years ended December 31, 2008, 2007 and 2006, we purchased $13 million, $23 million and $45 million, respectively, of loans and loan participation interests.

Loan Servicing

We receive fees from a variety of institutional owners in return for performing the traditional services of collecting individual payments and managing portfolios of sold loans. At December 31, 2008, we were servicing $446 million of loans for others. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. In addition to earning fee income, we retain certain amounts in escrow for the benefit of the lender for which we incur no interest expense but are able to invest the funds into earning assets. At December 31, 2008, we held $4.0 million in escrow for our portfolio of loans serviced for others. The loan servicing portfolio at December 31, 2008 was composed of $193 million of Freddie Mac residential mortgage loans, $100 million of Fannie Mae residential mortgage loans and $152 million of both residential and non-residential mortgage loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington and Oregon. For the year ended December 31, 2008, we recognized $2.0 million of loan servicing fees, net of $902,000 of servicing rights amortization, in our results of operations.

Mortgage Servicing Rights: We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing-retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2008, 2007 and 2006, we capitalized $1.6 million $781,000 and $1.6 million, respectively, of MSRs relating to loans sold with servicing retained. No MSRs were purchased in those periods. Amortization of MSRs for the years ended December 31, 2008, 2007 and 2006, was $902,000, $658,000, and $518,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by higher levels of current or anticipated prepayments resulting from decreasing interest rates. At December 31, 2008, MSRs were carried at a value of $3.6 million, net of amortization.

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

For additional information with respect to asset quality and non-performing loans, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2008 and 2007—Asset Quality,” and Table 13 contained therein.

Allowance for Loan Losses: In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. As a result, we maintain an allowance for loan losses consistent with the generally acceptable accounting principles (GAAP) guidelines. We increase our allowance for loan losses by charging provisions for possible loan losses against our income. The allowance for losses on loans is maintained at a level which, in management’s judgment, is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. At December 31, 2008, we had an allowance for loan losses of $75 million, which represented 1.90% of net loans and 40% of non-performing loans compared to 1.20% and 108%, respectively, at December 31, 2007. For additional information concerning our allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007—Provision and Allowance for Loan Losses,” and Tables 14 and 15 contained therein.

Investment Activities

Under Washington state law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies (including government-sponsored enterprises), mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, bankers’ acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political subdivisions. Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. Our policies generally limit investments to U.S. Government and government agency (including government-sponsored entities) securities, municipal bonds, certificates of deposit, marketable corporate debt obligations and mortgage-backed securities. Investment in mortgage-backed securities may include those issued or guaranteed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae or GNMA) and privately-issued mortgage-backed securities that have an AA credit rating or higher, as well as collateralized mortgage obligations (CMOs). A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. To the best of our knowledge, we do not have any investments in mortgage-backed securities, collateralized debt obligations or structured investment vehicles that have a material exposure to sub-prime mortgages. However, we do have investments in single-issuer and pooled trust preferred securities that have been materially adversely impacted by concerns related to the banking and insurance industries. Further, all of our investment securities, including those that have high credit ratings, are subject to market risk in so far as a change in market rates of interest or other conditions may cause a change in an investment’s earning performance and/or market value.

At December 31, 2008, our consolidated investment portfolio totaled $317 million and consisted principally of U.S. Government agency obligations, mortgage-backed securities, municipal bonds and corporate debt obligations. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management’s projections as to the demand for funds to be used in loan originations, deposits and other activities. During the year ended December 31, 2008, holdings of mortgage-backed securities increased $35 million to $134 million, U.S. Treasury and agency obligations increased $40 million to $70 million, corporate securities including equities decreased $24 million (largely as a result of fair value adjustments) to $49 million, and municipal bonds increased $9 million to $64 million.

For detailed information on our investment securities, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2008 and 2007—Investments,” and Tables 1 to 6 contained therein.

Off-Balance-Sheet Derivatives: Derivatives include “off-balance-sheet” financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include “forwards,” “futures,” “options” or “swaps.” We generally have not invested in “off-balance-sheet” derivative instruments, although investment policies authorize such investments. However, through our acquisition of F&M we became a party to approximately $23.0 million ($20.1 million as of December 31, 2008) in notional amounts of interest rate swaps. These swaps serve as hedges to an equal amount of fixed-rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps. The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans. Also, as a part of mortgage banking activities, we issue “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with SFAS No. 133, as amended. Accordingly, on December 31, 2008, we recorded an asset of $62,000 and a liability of $62,000, representing the estimated market value of those commitments. On December 31, 2008, we had no other investment related off-balance-sheet derivatives.

Deposit Activities and Other Sources of Funds

General: Deposits, FHLB advances (or other borrowings) and loan repayments are our major sources of funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced by general economic, interest rate and money market conditions and may vary significantly. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer-term basis for general business purposes, including funding loans and investments.

We compete with other financial institutions and financial intermediaries in attracting deposits. There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices. Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances. In addition, our electronic banking activities including debit card and automated teller machine (ATM) programs, online Internet banking services and, most recently, customer remote deposit and mobile banking capabilities are all directed at providing products and services that enhance customer relationships and result in growing deposit balances. Growing deposits is a fundamental element of our core business strategy.

Deposit Accounts: We generally attract deposits from within our primary market areas by offering a broad selection of deposit instruments, including demand checking accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of deposit accounts, we consider current market interest rates, profitability to us, matching deposit and loan products and customer preferences and concerns. At December 31, 2008, we had $3.8 billion of deposits, including $1.7 billion of transaction and savings accounts and $2.1 billion in time deposits. For additional information concerning our deposit accounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2008 and 2007—Deposit Accounts.” See also Table 9 contained therein, which sets forth the balances of deposits in the various types of accounts, and Table 10, which sets forth the amount of our certificates of deposit greater than $100,000 by time remaining until maturity as of December 31, 2008.

Borrowings: While deposits are the primary source of funds for our lending and investment activities and for general business purposes, we also use borrowings to supplement our supply of lendable funds, to meet deposit withdrawal requirements and to more efficiently leverage our capital position. The FHLB-Seattle serves as our primary borrowing source. The FHLB-Seattle provides credit for member financial institutions such as Banner Bank and Islanders Bank. As members, the Banks are required to own capital stock in the FHLB-Seattle and are authorized to apply for advances on the security of that stock and certain of their mortgage loans and securities provided certain credit worthiness standards have been met. Limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 2008, we had $109 million of borrowings from the FHLB-Seattle. At that date, Banner Bank had been authorized by the FHLB-Seattle to borrow up to $916 million under a blanket floating lien security agreement, while Islanders Bank was approved to borrow up to $43 million under a similar agreement. More recently, the Federal Reserve Bank of San Francisco (FRBSF) has also served as an important source of borrowings. The FRBSF provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle. At December 31, 2008, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $853 million from the FRBSF, although at that date we had no funds borrowed under this arrangement. Although eligible to participate, Islanders Bank has not applied for approval to borrow from the FRBSF. At December 31, 2008, there was no outstanding balance on these commercial banking credit lines. For additional information concerning our borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition—Comparison of Financial Condition at December 31, 2008 and 2007—Borrowings,” Table 12 contained therein, and Notes 13 and 14 of the Notes to the Consolidated Financial Statements.

We issue retail repurchase agreements, generally due within 90 days, as an additional source of funds, primarily in connection with cash management services provided to our larger deposit customers. At December 31, 2008, we had issued retail repurchase agreements totaling $145 million, which were secured by a pledge of certain mortgage-backed securities with a market value of $150 million.

We also may borrow funds through the use of secured wholesale repurchase agreements with securities brokers. However, we did not have any wholesale repurchase borrowings at December 31, 2008.

In addition to our borrowings, we have also issued $120 million of junior subordinated debentures in connection with the sale of trust preferred securities (TPS). The TPS were issued from 2002 through 2007 by special purpose business trusts formed by Banner Corporation and were sold in private offerings to pooled investment vehicles. The junior subordinated debentures associated with the TPS have been recorded as liabilities and are reported at fair value on our Consolidated Statements of Financial Condition; however, at December 31, 2008, all of the fair value of the debentures qualifies as Tier 1 capital for regulatory capital purposes. We have invested a significant portion of the proceeds from the issuance of the TPS as additional paid in capital at Banner Bank. For additional information about deposits and other sources of funds, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and Notes 12, 13 and 14 of the Notes to the Consolidated Financial Statements contained in Item 8.

Personnel

As of December 31, 2008, we had 1,053 full-time and 87 part-time employees. Banner Corporation has no employees except for those who are also employees of Banner Bank, its subsidiaries, and Islanders Bank. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is good.

Taxation

Federal Taxation

General: For tax reporting purposes, we report our income on a calendar year basis using the accrual method of accounting on a consolidated basis. We are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Reference is made to Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information concerning the income taxes payable by us.

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

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by us. The amount of our tax bad debt reserves subject to recapture in these circumstances was approximately $5.3 million at December 31, 2008. As a result of the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

State Taxation

Washington Taxation: We are subject to a Business and Occupation (B&O) tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to such tax. Our B&O tax expense was $2.3 million, $2.0 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Oregon and Idaho Taxation: Corporations with nexus in the states of Oregon and Idaho are subject to a corporate level income tax. Our operations in those states resulted in corporate income taxes of approximately $422,000, $740,000 and $587,000 (net of federal tax benefit) for the years ended December 31, 2008, 2007 and 2006, respectively. As our operations in these states increase, the state income tax provision will have an increasing effect on our effective tax rate and results of operations.

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

Deposit Insurance: The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of the Banks’ deposits, the FDIC has supervisory and enforcement authority over Banner Bank and Islanders Bank.

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk categories II, III and IV present progressively greater risks to the DIF. Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009. There is a proposal under discussion, under which the FDIC’s line of credit with the U.S. Treasury would be increased and the FDIC would reduce the special assessment to 10 basis points. There can be no assurance whether the proposal will become effective. The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative. Any additional special assessment would be in an amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

Insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the year ended December 31, 2008, the Financing Corporation assessment ranged between 1.10 and 1.14 basis points of average domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For 2008, the Banks incurred $419,000 in FICO assessments.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by either Banner Bank and Islanders Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on their respective activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2008, both Banner Bank and Islanders Bank were categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.

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

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios. The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At December 31, 2008, Banner Bank and Islanders Bank had Tier 1 leverage capital ratios of 9.40% and 10.74%, respectively. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution’s particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect the bank’s financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management’s ability to monitor and control financial operating risks. At December 31, 2008, Banner Bank and Islanders Bank had Tier 1 risk-based capital ratios of 10.76% and 12.51%, respectively, and total risk-based capital ratios of 12.02% and 13.27%, respectively.

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

The Washington Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At December 31, 2008, Banner Bank had a net worth of 9.43% of total assets under this standard, while Islanders Bank had a similarly calculated net worth of 10.47%.

We believe that, under the current regulations, Banner Bank and Islanders Bank exceed their minimum capital requirements. However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where they have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their capital requirements. For additional information concerning Banner Bank’s and Islanders Bank’s capital, see Note 20 of the Notes to the Consolidated Financial Statements.

Emergency Economic Stabilization Act of 2008: In October 2008, the EESA was enacted. The EESA authorizes the U.S. Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program (“CPP”), the Treasury may purchase debt or equity securities from participating institutions. The TARP also allows direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Banner completed its TARP CPP transaction in the fourth quarter, receiving $124 million in funding on November 21, 2008. For additional information regarding the TARP CPP transaction, see “Recent Developments – Participation in the U.S. Treasury Capital Purchase Program” and “Risk Factors – Risks Related to our Business—Risks specific to our participation in TARP.”

EESA also increased Federal Deposit Insurance Corporation deposit insurance on most accounts from $100,000 to $250,000. This increase expires at the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The American Recovery and Reinvestment Act of 2009: On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (“ARRA”) into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes. Further legislation is anticipated to be passed with respect to the economic recovery. For additional information regarding the effects of the ARRA on Banner’s senior executive officers as a result of Banner’s participation in TARP, see “Risk Factors – Risks Related to our Business—Risks specific to our participation in TARP.”

The Financial Stability Plan and Homeowners Affordability and Stability Plan. In February 2008, the Administration announced its Financial Stability Plan (“FSP”) and Homeowners Affordability and Stability Plan (“HASP”). Many details of these plans have not been finalized. The FSP is administrated by the U.S. Treasury and includes the following four key elements:

•

the development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;

•	the Capital Assistance Program, under which the Treasury will purchase additional preferred stock, available only for banks that have undergone a new stress test given by their regulator;

•

an expansion of the Federal Reserve’s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA–rated asset-backed securities backed by consumer, student and small business loans and possibly other types of loans; and

•	the establishment of a mortgage loan modification program further detailed in the HASP.

The HASP is a program developed to help seven to nine million families restructure their mortgages to avoid foreclosure. The plan also develops guidance for loan modifications nationwide. HASP provides programs and funding for eligible refinancing of loans, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of “responsible” homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

Although Banner was a recipient of TARP CPP funds, it is unclear what effect these programs will have on its operations. Future recipients of TARP funds will be expected to comply with the loan modification guidance that the federal banking regulators establish in connection with HASP.

Standards for Safety and Soundness: The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance. We believe that at December 31, 2008, Banner Bank and Islanders Bank met all of the FDIC guidelines.

Guidance on Subprime Mortgage Lending: In response to the recent subprime mortgage crisis, federal and state regulatory agencies have focused attention on subprime and nontraditional mortgage products both with an aim toward enhancing the regulation of such loans and providing relief to adversely affected borrowers. On July 10, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve “payment shock” and other risky characteristics. Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers. The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower’s ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems. The guidance recommends that institutions refer to the Real Estate Lending Standards (discussed above) which provide underwriting standards for all real estate loans.

The federal banking agencies announced their intention to carefully review the risk management and consumer compliance processes, policies and procedures of their supervised financial institutions and their intention is to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices, or otherwise engage in unsafe or unsound lending practices.

Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages: In September 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate. The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contract documents. The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

The guidance encourages that servicers take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions. Servicers are instructed to consider the borrower’s ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower’s total monthly housing-related payments as a percentage of the borrower’s gross monthly income, the borrower’s other obligations, and any additional tax liabilities that may result from loan modifications. Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures. The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

Relief for Homeowners: In October 2007, the Treasury helped facilitate the creation of the HOPE NOW Alliance, a private sector coalition formed to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes. HOPE NOW is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission. Treasury has worked with other agencies and HOPE NOW to create a streamlined loan modification program. In October 2003, HUD implemented Hope for Homeowners, a voluntary FHA program for refinancing affordable home mortgages.

Housing and Economic Recovery Act of 2008: The Housing and Economic Recovery Act of 2008, signed by President Bush on July 30, 2008, was designed to address a variety of issues relating to the subprime mortgage crises. This act established a new conforming loan limit for Fannie Mae and Freddie Mac in high cost areas to 150% of the conforming loan limit, to take effect after December 31, 2008. The FHA’s conforming loan limit was increased from 95% to 110% of the area median home price up to 150% of the Fannie Mae/Freddie Mac conforming loan limit, to take effect at the same time. Among other things, the Housing and Economic Recovery Act of 2008 enhanced the regulation of Fannie Mae, Freddie Mac and Federal Housing Administration loans; established a new Federal Housing Finance Agency to replace the prior Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight; required enhanced mortgage disclosures; and initiated a comprehensive licensing, supervisory, and tracking system for mortgage originators. Using its new powers, on September 7, 2008, the Federal Housing Finance Agency announced that it had put Fannie Mae and Freddie Mac under conservatorship. The Housing and Economic Recovery Act of 2008 also established the HOPE for Homeowners program, which is a new, temporary, voluntary program to back Federal Housing Administration-insured mortgages to distressed borrowers. The new mortgages offered by Federal Housing Administration-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure.

New Regulations Establishing Protections for Consumers in the Residential Mortgage Market: The Federal Reserve Board has issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act. For mortgage loans governed by the Home Ownership and Equity Protection Act, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer’s ability to repay. For a new category of closed-end “higher-priced” mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans. For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for payoff figures; and require the delivery of transaction-specific Truth in Lending Act disclosures within three business days following the receipt of an application for a closed-end home loan. The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products. In general, the new regulations are effective October 1, 2009, but the rules governing escrows for higher-priced mortgages are effective on April 1, 2010, and for higher-priced mortgage loans secured by manufactured housing, on October 1, 2010.

Pending Legislation and Regulatory Proposals: As a result of the subprime mortgage crisis and current financial conditions, federal and state legislatures and agencies are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection. It is unclear which, if any, of these initiatives will be adopted, what effect they will have on Banner, Banner Bank or Islanders Bank and whether any of these initiatives will change the competitive landscape in the mortgage industry.

Guidance on Nontraditional Mortgage Product Risks: On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower’s income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, nonowner occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectability of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers, beginning when the consumer is first shopping for a mortgage; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages, including with respect to payment shock, negative amortization, prepayment penalties, and the cost of reduced documentation loans; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid. Subsequently, the federal banking agencies produced model disclosures that are designed to provide information about the costs, terms, features and risks of nontraditional mortgages.

Guidance on Real Estate Concentrations: On December 6, 2006, the federal banking agencies issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the Federal Deposit Insurance Corporation and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or

•

Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.

On March 17, 2008, the Federal Deposit Insurance Corporation issued a release to re-emphasize the importance of strong capital and loan loss allowance levels and robust credit risk management practices for institutions with concentrated commercial real estate exposures. The Federal Deposit Insurance Corporation suggested that institutions with significant construction/land development and commercial real estate loan concentrations increase or maintain strong capital levels; ensure that loan loss allowances are appropriately strong; manage construction and development and commercial real estate loan portfolios closely; maintain updated financial and analytical information on their borrowers and collateral; and bolster the loan workout infrastructure.

Temporary Liquidity Guaranty Program: Following a systemic risk determination, the Federal Deposit Insurance Corporation established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts (“TAGP”). Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the Federal Deposit Insurance Corporation guarantees certain senior unsecured debt of Federal Deposit Insurance Corporation-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. Banner and Islanders Bank did not opt out of the program. The TLGP has been amended to allow participants to seek approval of applications to issue guaranteed convertible debt.

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

Federal Reserve System: The Federal Reserve Board requires, under Regulation D, reserves on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, at the end of 2008, the Banks were each required to establish reserves equal to 3% of the first $34.6 million of transaction accounts, of which the first $9.3 million was exempt, and 10% of the remainder. Currently there is no reserve requirement on nonpersonal time deposits. As of December 31, 2008, the Banks met their reserve requirements.

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

Privacy Standards: The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Banner Bank and Islanders Bank are subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Banks to disclose their privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

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

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches and de novo branching will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

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

Capital Requirements: The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Banks, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets. The guidelines require that a company’s total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital. As of December 31, 2008, Banner Corporation’s total risk-based capital was 13.11% of risk-weighted assets and its Tier 1 (core) capital was 11.86% of risk-weighted assets.

Stock Repurchases: A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. For information concerning our repurchase activities during the 2008 fiscal year and for the quarter ended December 31, 2008, see Item 5.

Management Personnel

Executive Officers

The following table sets forth information with respect to the executive officers of Banner Corporation and Banner Bank as of December 31, 2008

Name	Age	Position with Banner Corporation	Position with Banner Bank

D. Michael Jones	66	President, Chief Executive Officer,	President, Chief Executive Officer,
		Director	Director

Lloyd W. Baker	60	Executive Vice President,	Executive Vice President,
		Chief Financial Officer	Chief Financial Officer

Cynthia D. Purcell	51		Executive Vice President,
			Chief Operating Officer

Richard B. Barton	65		Executive Vice President,
			Chief Lending Officer

Paul E. Folz	54		Executive Vice President,
			Community Banking

Steven W. Rust	61		Executive Vice President,
			Chief Information Officer

Douglas M. Bennett	56	Executive Vice President,
		Real Estate Lending Operations

Tyrone J. Bliss	51	Executive Vice President,
		Risk Management and Compliance Officer

Gary W. Wagers	48	Executive Vice President
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

Cynthia D. Purcell was formerly the Chief Financial Officer of Inland Empire Bank (now Banner Bank), which she joined in 1981, and has served in her current position as Executive Vice President since 2000. Ms. Purcell was named Chief Operating Officer in 2008.

Richard B. Barton joined Banner Bank in 2002 as Chief Credit Officer. Mr. Barton’s banking career began in 1972 with Seafirst Bank and Bank of America, where he served in a variety of commercial lending and credit risk management positions. In his last positions at Bank of America before joining Banner Bank, he served as the senior real estate risk management executive for the Pacific Northwest and as the credit risk management executive for the west coast home builder division. Mr. Barton was named Chief Lending Officer in 2008.

Paul E. Folz joined Banner Bank in 2002. Mr. Folz has 30 years of commercial lending experience and, prior to joining Banner, served as Washington Mutual’s Senior Vice President in charge of commercial banking operations in the State of Oregon.

Steven W. Rust joined Banner Bank in October 2005. Mr. Rust brings over 31 years of relevant industry experience to Banner Bank’s management team. Prior to joining Banner Bank he was founder and president of InfoSoft Technology, through which he worked for nine years as a technology consultant and interim Chief Information Officer for banks and insurance companies. He worked 19 years with US Bank/West One Bancorp as Senior Vice President & Manager of Information Systems.

Douglas M. Bennett, who joined Banner Bank in 1974, has over 33 years of experience in real estate lending. He has served as a member of Banner Bank’s executive management committee since 2004.

Tyrone J. Bliss joined Banner Bank in 2002. Mr. Bliss is a Certified Regulatory Compliance Manager with more than 30 years of commercial banking experience. Prior to joining Banner Bank, his career included senior risk management and compliance positions with Bank of America’s Consumer Finance Group, Barnett Banks, Inc., and Florida-based community banks.

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

Risks Related to the U.S. Financial Industry

Difficult economic and market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market and general economic conditions. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the economy and financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Continued economic weakness may result in increased delinquencies and defaults in our loan portfolio, which would adversely affect our operating results.

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

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Recently enacted legislation and other measures undertaken by the U.S. Treasury, the Federal Reserve and other governmental agencies may not be successful in stabilizing the U.S. financial system or improving the housing markets. For further information, see “Business—Regulation.”

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital and our business, financial condition and results of operations may be materially adversely affected.

Risks Related to our Business

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

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

Beginning in 2007 and throughout 2008, the housing market in the United States has experienced significant adverse trends, including accelerated price depreciation in some markets and rising delinquency and default rates. As a result of these trends, we experienced an increase in delinquency and default rates particularly on construction and land loans in our primary market areas. These trends if they continue or worsen could cause further credit losses and loan loss provisioning and could adversely affect our earnings and financial condition.

Weakness in the Washington, Oregon or Idaho real estate markets has hurt our business. Our business activities and credit exposure are primarily concentrated in parts of Washington, Oregon and Idaho and, as of December 31, 2008, substantially all of our real estate loan portfolio consisted of loans secured by properties located in these states. While we did not participate in any sub-prime loan programs, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market. During 2008, evidence of this downturn became more apparent in certain of the Washington, Oregon and Idaho markets we serve. If real estate values continue to decline, especially in Washington, Oregon or Idaho, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As noted in other sections of this Annual Report on Form 10-K, we are experiencing increasing loan delinquencies and credit losses and we substantially increased our provision for loan losses in 2008, which adversely affected our results of operations. With the exception of residential construction and land development loans, non performing loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deteriorating pace of economic activity has become a significant contributing factor. Slower sales and excess inventory in certain housing markets have been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 82% of our non-performing assets at December 31, 2008. Further, our portfolio is concentrated in construction and land loans and commercial and multifamily loans, all of which have a higher risk of loss than residential mortgage loans. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, if a prolonged recession occurs we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

We could face future assessments to guarantee public funds in Washington State.

We accept state and local municipality deposits from Washington State public treasurers as a Qualified Public Depositary under the State’s Public Deposit Protection Act administered by the Public Deposit Protection Commission. As of December 31, 2008 we held $303.7 million in Washington public funds. Washington law requires qualified banks and thrifts to pledge eligible collateral into a collateral pool administered by the Commission to mutually guarantee with other members of the pool against a loss of funds suffered by a public treasurer as a result of a failure by a member of the pool. Generally, our maximum liability should any member(s) of the collateral pool default on their uninsured public funds is limited to 10% of public funds we hold. We meet the minimum standards under the law and historically were only required to pledge collateral at least equal to 10% of the public deposits we hold. However, in February 2009, the Commission notified us that it was adjusting the collateral requirement for all Qualified Depositaries to 100%, effective July 1, 2009. We also accept public fund deposits in the State of Oregon subject to a similar arrangement, including a 10% collateralization requirement and loss sharing provision. As of December 31, 2008, we held $21.9 million in Oregon public funds.

In Washington, the “Bank Collateral Pool,” of which we are a member, had its first assessment for a loss of uninsured public deposits by any member of the pool in the first quarter of 2009 and our proportionate charge was $637,000, which we remitted and expensed in February 2009. While we have not had any such charges in Oregon, should additional bank failures occur in the future in either state, we may be liable for additional assessments. Legislation has been introduced in both states to address concerns raised by recent bank failures and the FDIC’s actions with respect to uninsured deposits of public entities. There can be no assurances that any changes in these programs will be beneficial to us.

Our ability to foreclose on single family home loans may be restricted.

New legislation proposed by Congress may give bankruptcy judges the power to reduce the increasing number of home foreclosures. Bankruptcy judges would be given the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts. Further, the proposal provides for government subsidies for reducing a borrower’s interest rate, which a lender would have to match with its own money. This legislation would restrict our collection efforts on one-to-four family loans.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Risks specific to our participation in TARP.

Impact on executive compensation. As a participant in the Treasury’s CPP, we became subject to the executive compensation requirements under the CPP, the EESA and Treasury regulations. The requirements that apply to us and our named executive officers are as follows:

•	incentive compensation arrangements may not encourage officers to take unnecessary risks;

•

any bonus or incentive compensation paid to an officer based on statements of earnings, gains or other criteria that are later proved to be materially inaccurate must be repaid (known as “clawback”); and

•

payments to an officer upon termination of employment may not exceed 2.99 times the officer’s base amount (as defined in Section 280G of the Internal Revenue Code of 1986) (known as a “golden parachute payment”).

In addition, our Compensation Committee must identify the features in the named executive officers’ compensation arrangements that could lead officers to take unnecessary and excessive risks that could threaten Banner’s value. The Committee must also have a meeting at least annually with Banner’s senior risk officers to discuss and review the relationship between Banner’s risk management policies and practices and named executive officer compensation arrangements.

Banner became subject to the additional executive compensation limitations in connection with the enactment of ARRA on February 17, 2009. The ARRA amends, among other things, the TARP legislation by directing the Treasury Department to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions, such as Banner, participating in the TARP. These limitations are to include:

•	a prohibition on any compensation plan that would encourage manipulation of reported earnings;

•

subjecting bonus, incentive and retention payments made to the named executive officers and the next 20 most highly compensated employees to recovery if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;

•

a prohibition on making golden parachute payments (in any amount) to the named executive officers and the next five most highly compensated employees for departure from Banner other than compensation earned for services rendered or accrued benefits; and

•

a prohibition on paying bonus, incentive or retention compensation to the named executive officers, other than certain awards of long-term restricted stock or bonuses payable under existing employment agreements.

In addition, the Board of Directors must adopt a policy regarding excessive or luxury expenditures, such as entertainment or events, office renovations and other activities that are not reasonable expenditures for staff development. Banner is also required to submit a “say-on-pay” proposal to a non-biding vote of shareholders at future annual meetings, whereby shareholders vote to approve the compensation of executives as disclosed pursuant to the executive compensation disclosures included in the proxy statement. This proposal will be presented at the 2009 Annual Meeting of Shareholders and is described in our proxy statement under “Proposal 2 – Advisory Vote on Executive Compensation.” In addition, there are a number of certifications by the Chief Executive Officer, Chief Financial Officer and Compensation Committee that will be required in connection with these regulations. Finally, the Treasury Department is required to review any bonus, retention awards or other compensation paid to our named executive officers and the next 20 most highly compensated employees prior to February 17, 2009 to determine if these payments were excessive and negotiate for the reimbursement of any such excess payments.

The ARRA directs the Treasury Department to issue regulations implementing the executive compensation restrictions. Many questions remain regarding the scope of the limitations and the requirements of the ARRA because none of the regulations mandated by the law have been issued to date. Pending the issuance of regulations, we are reviewing the requirements of the ARRA, its impact on compensation, and the effect of its requirements on our compensation arrangements. Actions required by the ARRA and consideration of competitive factors may include changes to the form and amount of compensation paid to our executive officers, including adjustments to base salaries, the reduction or elimination of bonus compensation, issuance of long-term restricted stock awards and modifications to existing agreements.

The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share and the warrant we issued to Treasury may be dilutive to holders of our common stock. The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Banner Corporation. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 9.1% of the shares of our common stock outstanding as of December 31, 2008 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

The federal banking laws limit the ownership of our common stock. Because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or Bank Holding Company Act of 1956, as amended (and in certain cases such approvals may be required at a lesser percentage of ownership). Specifically, under regulations adopted by the Federal Reserve, (a) any other bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 5% or more of the common stock and (b) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 10% or more of the common stock.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, throughout 2008 and into 2009. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Further negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington, Oregon or Idaho markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. In addition, recent changes in the collateralization requirements and other provisions of the Washington and Oregon public funds deposit programs have changed the economic benefit associated with accepting public funds deposits, which may affect our need to utilize alternative sources of liquidity.

Uninsured deposits.

In the fourth quarter of 2008, the Federal Deposit Insurance Corporation increased the federal insurance of deposits accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members, including Banner Bank. These increases in coverage, with the exception of IRA and certain retirement accounts are set to expire at the end of 2009. Congress is considering the extension of these deposit insurance increases. With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage. We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock, which could dilute your ownership interest in the Company.

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

As a Washington corporation, under Washington law we are subject to restrictions on the payment of dividends. In addition, as a bank holding company, Banner Corporation’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. Banner Corporation is an entity separate and distinct from its principal subsidiaries, Banner Bank and Islanders Bank, and derives substantially all of its revenue in the form of dividends from those subsidiaries. Accordingly, Banner Corporation is and will be dependent upon dividends from Banner Bank and Islanders Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. Banner Bank’s and Islanders Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. In the event the Banks are unable to pay dividends to Banner Corporation, it may not be able to service its debt, pay its obligations or pay dividends on Banner Corporation’s common stock. See “Regulations–Dividends” and Note 20 of the Notes to Consolidated Financial Statements. Also, Banner Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Banner Corporation is also subject to certain contractual restrictions that could prohibit it from declaring or paying dividends or making liquidation payments on its common stock. See “If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock” below. For information regarding our participation in TARP and its effective on the payment of dividends, see “Risks specific to our participation in TARP” included herein.

Our board of directors regularly reviews our dividend policy in light of current economic conditions for financial institutions as well as our capital needs and any applicable contractual restrictions. On a quarterly basis, the board of directors determines whether a dividend will be paid and in what amount, if any.

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

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debentures, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the common stock, from repurchasing or otherwise acquiring any such common stock, and from making any payments to holders of common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of junior subordinated debentures in the future with terms similar to those of our existing junior subordinated debentures or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

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

We believe that the greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for our rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.

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

We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, consumer loans, agricultural mortgage loans and agricultural loans as well as residential mortgage loans primarily within our market areas. Generally, the types of loans other than the residential mortgage loans have a higher risk of loss than the residential mortgage loans. We had approximately $3.4 billion outstanding in these types of higher risk loans at December 31, 2008 which is an amount relatively unchanged from December 31, 2007. These loans have greater credit risk than residential real estate for the reasons discussed under Item 1, “Business-Lending Activities” and for the following reasons:

•

Construction and Land Loans. This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. During the years ended December 31, 2006 and 2005, we significantly increased our origination of construction and land loans. While new construction loan originations decreased by approximately 35% in 2007 and an additional 59% in 2008, we continue to have a significant investment in construction loan balances. Most of our construction loans are for the construction of single family residences.

•

Commercial and Multifamily Mortgage Loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial and multifamily mortgage loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment, which risk is exacerbated in this current economic environment.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Material additions to the allowance or increases in our provision for loan losses could have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 1.90% of total loans, and 40% of nonperforming loans, less loans in process, at December 31, 2008.

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

We completed three acquisitions in 2007 and may acquire other financial institutions or parts of those institutions in the future. We also plan to continue to engage in additional de novo branch expansion although at a slower pace than in 2007. We may also consider and enter into new lines of business or offer new products or services. These activities involve a number of risks, including:

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

We may incur substantial costs to acquire other companies, businesses or assets in the future, and the results of any such acquisition may not meet our expectations or enhance our results of operations. We may also incur substantial expenses integrating the operations of any acquired company, business or assets with our existing operations. In that regard, although we have no current integration plans, Islanders Bank, which we acquired in 2007, is currently utilizing the same accounting and financial systems that it had in place prior to the time of the acquisition, and we will incur expenses, which could be substantial, should we choose to migrate Islanders Bank to our accounting and financial systems. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders and to investors purchasing common stock.

If we are not able to achieve profitability on new branches it will negatively affect our results of operations.

We have expanded our presence throughout the market area, and although the pace of our de novo branch expansion slowed considerably in 2008, we intend to pursue further expansion by opening additional new branches. The success of our expansion strategy will depend on whether the revenue that we generate from the new branches will offset the increased expenses resulting from operating these branches. Largely as a result of this de novo branching strategy, our operating expenses have increased significantly, adversely affecting our operating efficiency. As a result, the efficiency ratio, which is the ratio of non-interest expense to net interest income and other income, is higher than many of our competitor institutions. We expect that it may take a period of time before certain of these branches can become profitable, especially in areas in which we do not have an established presence and it is possible that some of these branches may not achieve profitability. As a result, the expense of operating these branches may negatively affect our results of operations.

If external funds were not available, this could adversely impact our growth and prospects.

We rely on deposits and advances from the FHLB of Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we might not be able to replace such funds in the future if our financial condition or the financial condition of the FHLB of Seattle or market conditions were to change. While we consider such sources of funds adequate for our liquidity needs, we may be compelled or elect to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons. Additional borrowings, if sought, may not be available to us or, if available, may not be on reasonable terms. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

Our deposit insurance assessments will increase substantially, which will adversely affect our profits.

Our FDIC deposit insurance assessments expense for the year ended December 31, 2008 was $4.0 million. Deposit insurance assessments will increase in 2009 as a result of recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years. The current rates for FDIC assessments range from 5 to 43 basis points, depending on the financial health of the insured institution. On December 16, 2008, the FDIC issued a final rule increasing that assessment range to 12 to 50 basis points for the first quarter of 2009. For the remainder of 2009, the FDIC has proposed a range of 10 to 45 basis points for institutions that do not trigger the brokered deposits adjustment, the secured liability adjustment, or the unsecured debt adjustment. For institutions that are subject to those adjustments, the FDIC proposes rate assessments in the range of eight to 77.5 basis points. In this regard, the brokered deposit adjustment can range from 0 to ten basis points, the secured liability adjustment (which includes, among others, FHLB advances, securities sold under repurchase agreements, secured federal funds purchased, and certain other secured borrowings) can range from 0 to 22.5 basis points, and the unsecured debt adjustment can range from minus two to 0 basis points. The FDIC has stated that it may need to set a higher base rate schedule at the time of the issuance of its final assessment rate rule, depending upon the information available at that time including, without limitation, on its updated bank failure and loss projections. The FDIC’s proposal would continue to allow it to adopt actual assessment rates that are higher or lower than the total base assessment rates without the necessity of further notice and comment rulemaking, although this power is subject to several limitations.

On February 27, 2009, the Federal Deposit Insurance Corporation adopted an interim rule imposing a 20 basis point emergency special assessment on Federal Deposit Insurance Corporation-insured institutions on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the Federal Deposit Insurance Corporation to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. It is expected that our assessment for the initial 20 basis point charge provided under this new interim rule would be approximately $7.5 million and no assurances can be made with respect to possible future assessments.

Strong competition within our market areas may limit our growth and adversely affect our operating results.

Competition in the banking and financial services industry is intense. We compete in our market areas with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of these competitors have substantially greater resources and lending limits than we do, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our results of operations depend upon our continued ability to successfully compete in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase or maintain our interest-earning assets. In that regard, the negative economic conditions that began in 2007 and that have continued in 2008 have significantly reduced our origination of new loans, and we cannot assure you that our total loans or assets will increase or not decline in 2009. For additional information see Item 1, “Business—Competition.”

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

We are subject to extensive government regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations or otherwise materially and adversely affect our business, financial condition, prospects or profitability. See “Item 1. Business – Regulation – Banner Bank and Islanders Bank.”

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with the guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Banner Corporation maintains its administrative offices and main branch office, which is owned by us, in Walla Walla, Washington. In total, as of December 31, 2008, we have 86 branch offices located in Washington, Oregon and Idaho. Three of those 86 are Islanders Bank branches and 83 are Banner Bank branches. Sixty-two branches are located in Washington, fifteen in Oregon and nine in Idaho. Of those offices, approximately half are owned and the other half are leased facilities. We also have ten leased locations for loan production offices spread throughout the same three-state area. The lease terms for our branch and loan production offices are not individually material. Lease expirations range from one to 25 years. Administrative support offices are primarily in Washington, where we have 11 facilities, of which we own four and lease seven. Additionally we have one leased administrative support office in Idaho and two in Oregon. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

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

Item 4 – Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing

Our common stock is traded on The Nasdaq Global Select Market under the symbol “BANR” and newspaper stock tables list us as “Banner Corp.” Stockholders of record at December 31, 2008 totaled 1,384 based upon securities position listings furnished to us by our transfer agent. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The following tables show the reported high and low closing sale prices of our common stock and dividends declared for the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31, 2008	High	Low	Cash Dividend Declared

First quarter	$28.45	$20.44	$0.20
Second quarter	24.60	8.86	0.20
Third quarter	17.51	7.18	0.05
Fourth quarter	13.00	8.50	0.05

Year Ended December 31, 2007	High	Low	Cash Dividend Declared

First quarter	$45.06	$39.38	$0.19
Second quarter	41.68	34.06	0.19
Third quarter	36.39	28.37	0.19
Fourth quarter	35.83	27.38	0.20

Year Ended December 31, 2006	High	Low	Cash Dividend Declared

First quarter	$35.16	$31.05	$0.18
Second quarter	39.62	33.50	0.18
Third quarter	41.80	37.59	0.18
Fourth quarter	46.63	39.58	0.19

Dividends

Dividend payments by us depend primarily on dividends we receive from Banner Bank and Islanders Bank. Under federal regulations, the dollar amount of dividends the Banks may pay depends upon their capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. Under Washington law, we are prohibited from paying a dividend if, as a result of its payment, we would be unable to pay our debts as they become due in the normal course of business, or if our total liabilities would exceed our total assets. Our ability to pay dividends is also limited by contractual restrictions under the agreements related to our subordinated debentures (issued in connection with trust preferred securities) and our participation in Treasury’s CPP.

Issuer Purchases of Equity Securities

The following table sets forth information for the three months ended December 31, 2008 with respect to repurchases of our outstanding common shares:

		Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

Period

Beginning	Ending

October 1, 2008	October 31, 2008	—		—	—
November 1, 2008	November 30, 2008	—			—
December 1, 2008	December 31, 2008	—			—

Total		—	$		—	n/a

(1)

On July 26, 2007, our Board of Directors authorized the repurchase of up to 750,000 shares of our outstanding common stock over the next twelve months. The Company purchased 663,600 shares pursuant to that program, which expired on July 26, 2008.

Equity Compensation Plan Information

The equity compensation plan information presented under Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. The following graph compares the cumulative total shareholder return on Banner Corporation common stock with the cumulative total return on the Nasdaq (U.S. Stock) Index, a peer group of the SNL $1 Billion to $5 Billion Asset Bank Index and a peer group of the SNL Nasdaq Bank Index. Total return assumes the reinvestment of all dividends.

	Period Ended

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Banner Corporation	100.00	126.75	129.96	188.10	124.64	42.47
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13

*Assumes $100 invested in Company common stock and each index at the close of business on December 31, 2003 and that all dividends were reinvested. Information for the graph was provided by SNL Financial L. C. © 2009.

Item 6 – Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2008, 2007, 2006, 2005, and 2004 and for the years then ended have been derived from our audited consolidated financial statements. Certain information for prior years has been restated in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 108 which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. See Note 2 to the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data.”

FINANCIAL CONDITION DATA:

	At December 31

(In thousands)	2008	2007	2006	2005	2004

			Restated	Restated	Restated

Total assets	$4,584,368	$4,492,658	$3,495,566	$3,040,555	$2,897,067
Loans receivable, net	3,886,211	3,763,790	2,930,455	2,408,833	2,063,238
Cash and securities (1)	419,718	354,809	347,410	427,681	649,516
Deposits	3,778,850	3,620,593	2,794,592	2,323,313	1,925,909
Borrowings	318,421	372,039	404,330	459,821	723,842
Common stockholders’ equity	317,433	437,846	250,607	220,857	214,924
Stockholders’ equity	$433,348	$437,846	$250,607	$220,857	$214,924

Shares outstanding	17,152	16,266	12,314	12,082	11,857
Shares outstanding excluding unearned, restricted shares held in ESOP	16,912	16,026	12,074	11,782	11,482

OPERATING DATA:

	For the Years Ended December 31

(In thousands)	2008	2007	2006	2005	2004

			Restated	Restated	Restated

Interest income	$272,898	$295,309	$243,019	$190,160	$156,230
Interest expense	125,345	145,690	116,114	81,377	59,915

Net interest income before provision loan losses	147,553	149,619	126,905	108,783	96,315
Provision for loan losses	62,500	5,900	5,500	4,903	5,644

Net interest income	85,053	143,719	121,405	103,880	90,671

Mortgage banking operations	6,045	6,270	5,824	5,647	5,522
Gain (loss) on sale of securities	—	—	65	(7,302)	141
Net increase in valuation of financial instruments carried at fair value	9,156	11,574	—	—	—
Other operating income	24,688	20,739	14,686	12,199	11,305
Insurance recovery, net proceeds	—	—	(5,350)	—	—
FHLB prepayment penalties	—	—	—	6,077	—
Goodwill write-off	121,121	—	—	—	—
Other operating expenses	138,899	127,489	99,731	91,471	79,714

Income (loss) before provision for income tax (benefit) expense	(135,078)	54,813	47,599	16,876	27,925
Provision for income tax (benefit) expense	(7,085)	17,890	16,055	4,896	8,911

Net income (loss)	$(127,993)	$36,923	$31,544	$11,980	$19,014

PER COMMON SHARE DATA:

	At or for the Years Ended December 31

	2008	2007	2006	2005	2004

			Restated	Restated	Restated

Net income (loss):
Basic	$(7.94)	$2.53	$2.65	$1.04	$1.71
Diluted	(7.94)	2.49	2.58	1.00	1.62
Common stockholders’ equity per share (2)	18.77	27.32	20.76	18.74	18.72
Common stockholders’ tangible equity per share (2)	17.96	18.73	17.75	15.67	15.53
Cash dividends	0.50	0.77	0.73	0.69	0.65
Dividend payout ratio (basic)	(6.30)%	30.43%	27.55%	66.35%	38.01%
Dividend payout ratio (diluted)	(6.30)%	30.92%	28.29%	69.00%	40.12%

(footnotes follow tables)

OTHER DATA:
	At December 31

	2008	2007	2006	2005	2004

Full time equivalent employees	1,095	1,139	898	856	778
Number of branches	86	84	58	57	49

KEY FINANCIAL RATIOS:

	At or For the Years Ended December 31

	2008	2007	2006	2005	2004

			Restated	Restated	Restated

Performance Ratios:
Return on average assets (3)	(2.78)%	0.91%	0.96%	0.39%	0.69%
Return on average common equity (4)	(30.90)	10.07	13.29	5.43	9.10
Average common equity to average assets	8.99	9.06	7.19	7.23	7.59
Interest rate spread (5)	3.35	3.85	3.97	3.72	3.65
Net interest margin (6)	3.45	3.99	4.08	3.79	3.71
Non-interest income to average assets	0.87	0.95	0.62	0.35	0.62
Non-interest expense to average assets	5.65	3.15	2.86	3.20	2.90
Efficiency ratio (7)	138.72	67.74	64.00	81.75	70.37
Average interest-earning assets to interest-bearing liabilities	103.21	103.52	102.81	102.66	102.92

Selected Financial Ratios:
Allowance for loan losses as a percent of total loans at end of period	1.90	1.20	1.20	1.27	1.41
Net charge-offs as a percent of average outstanding loans during the period	0.84	0.08	0.03	0.16	0.11
Non-performing assets as a percent of total assets	4.56	0.99	0.43	0.36	0.60
Allowance for loan losses as a percent of non-performing loans (8)	0.40	1.08	2.53	2.96	1.86
Tangible common stockholders’ equity to tangible assets	6.64	6.89	6.20	6.14	6.24

Consolidated Capital Ratios:
Total capital to risk-weighted assets	13.11	11.72	11.80	12.29	12.24
Tier 1 capital to risk-weighted assets	11.86	10.58	9.53	10.17	10.94
Tier 1 leverage capital to average assets	10.32	10.04	8.76	8.59	8.93

(1)	Includes securities available for sale and held to maturity.

(2)	Calculated using shares outstanding excluding unearned restricted shares held in ESOP.

(3)	Net income divided by average assets

(4)	Net income divided by average equity

(5)	Difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6)	Net interest income before provision for loan losses as a percent of average interest-earning assets.

(7)	Other operating expenses divided by the total of net interest income before loan losses and other operating income (non-interest income).

(8)	Non-performing loans consist of nonaccrual and 90 days past due loans.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of results of operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and, subsequent to May 1, 2007, Islanders Bank. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2008, its 83 branch offices and 10 loan production offices located in Washington, Oregon and Idaho. Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington. As of December 31, 2008, we had total consolidated assets of $4.6 billion, total loans of $3.9 billion, total deposits of $3.8 billion and total stockholders’ equity of $433 million.

Banner Bank is a regional bank which offers a wide variety of commercial banking services and financial products to individuals, businesses and public sector entities in its primary market areas. Islanders Bank is a community bank which offers similar banking services to individuals, businesses and public entities located in the San Juan Islands. The Banks’ primary business is that of traditional banking institutions, accepting deposits and originating loans in locations surrounding their offices in portions of Washington, Oregon and Idaho. Banner Bank is also an active participant in the secondary market, engaging in mortgage banking operations largely through the origination and sale of one- to four-family residential loans. Lending activities include commercial business and commercial real estate loans, agriculture business loans, construction and land development loans, one- to four-family residential loans and consumer loans. (See Item 1—Business.)

Branch expansion has been a significant element in our strategy to grow loans, deposits and customer relationships. Over the past several years, we have invested significantly in expanding our branch and distributions systems with a primary emphasis on expanding our presence in the four largest areas of commerce in the Northwest: the Puget Sound region of Washington and the greater Boise, Idaho, Portland, Oregon, and Spokane, Washington markets. As a result of our franchise expansion, we have added 18 new branches through acquisitions, opened 23 new branches and relocated eight others since March, 2004. In 2007 alone, we opened ten branches, relocated five others and closed three acquisitions; and in 2008, we opened two additional branches. In large part because of this expansion activity, we have experienced loan growth of $1.8 billion and deposit growth of $1.9 billion over the last four-year period. The acquisitions and new branches have increased our presence within desirable markets and allow us to better serve existing and future customers. This emphasis on growth has resulted in an elevated level of operating expenses; however, we believe that over time these new branches should help improve profitability by providing lower cost core deposits which will allow us to proportionately reduce higher cost borrowings as a source of funds. We have reached our goal in terms of the number of branches we believe are needed to generate deposit growth sufficient to fund our expected loan growth and produce significant fee generating opportunities. As a result, we plan a more moderate pace of branch expansion going forward.

We completed the acquisitions of F&M Bank and San Juan Financial Holding Company effective May 1, 2007, and NCW Community Bank effective October 10, 2007. SJFHC was merged into Banner and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner. F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name. The financial results for the year ended December 31, 2008 include the assets, liabilities and results of operations for all three of the recently acquired companies. The financial results for the year ended December 31, 2007 include the assets, liabilities and results of operations for the three acquired companies from their respective acquisition dates.

Deteriorating economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 presented an unusually challenging environment for banks and their holding companies, including Banner Corporation. This was particularly evident in our need to provide for credit losses at a significantly higher level than our historical experience. We had a net loss of $128.0 million, or $(7.94) per diluted share available to common shareholders, for the year ended December 31, 2008, compared to net income of $36.9 million, or $2.49 per diluted share, for the year ended December 31, 2007. The provision for loan losses was $62.5 million for the year ended December 31, 2008, an increase of $56.6 million compared to the year ended December 31, 2007. The increase in the provision for loan losses in the current year reflects material increases in delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties. The current year’s results were also adversely affected by a $121.1 million write-off of goodwill, as well as by a substantially narrower net interest margin.

The challenging environment and faltering equity markets also caused us to take a hard look at the carrying value of goodwill and to conclude that it was appropriate to record a non-cash write-off of that asset. At least annually, and more often if appropriate, all companies are required to determine the value of goodwill as an asset. We initially recorded a $50.0 million impairment charge during the quarter ended June 30, 2008. We subsequently recorded an additional $71.1 million charge in the quarter ended December 31, 2008, resulting in the complete elimination of goodwill from our balance sheet and a total $121.1 million goodwill write-off for the year ended December 31, 2008. While there is currently a great deal of uncertainty with respect to the market valuation of certain assets, declining stock prices for financial service companies clearly indicate that the value of goodwill for the industry has been severely diminished. As a result of the significant reduction in most banks’ stock prices, including BANR’s, and the lack of merger transactions in recent months, measuring the value of goodwill has become difficult and imprecise at best; however, we concluded that continuing to record it as an asset would be inappropriate. The write-off of goodwill was a non-cash charge that did not affect our liquidity or operations. Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductable for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements. (See Note 20 of Notes to the Consolidated Financial Statements.)

Our results for the year ended December 31, 2008 included a net gain of $9.2 million ($5.9 million after tax), compared to a net gain of $11.6 million ($7.4 million after tax) in the year ended December 31, 2007, for fair value adjustments as a result of changes in the valuation of financial instruments carried at fair value in accordance with the adoption of Statement of Financial Accounting Standards (SFAS) Nos. 157 and 159. While the net effect of these adjustments was a gain, the valuation adjustments of certain individual assets and liabilities were substantial, particularly for those reflecting changes in the fair value of bank-issued trust preferred securities which we own, including collateralized debt obligations funded by such securities, and the junior subordinated debentures which we have issued. Unfortunately, the market for these securities has been disrupted to the point that there is no meaningful trading activity occurring nor reliable market quotations available. Nonetheless, it is apparent that the values have declined appreciably and our results of operations reflect our best estimates of changes in the value of these assets and liabilities. (See Note 24 of Notes to the Consolidated Financial Statements for additional information with respect to fair value adjustments.)

For the year ended December 31, 2008, fair value adjustments were also significantly affected by a reduction in the fair value of our investment in Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) equity securities, which were essentially rendered valueless subsequent to the U.S. Treasury’s action in September 2008 placing those institutions into conservatorship under the authority of the Federal Housing Finance Agency. As of June 30, 2008, we owned both common and preferred equity securities issued by Fannie Mae and Freddie Mac with a combined book value of $6.9 million. At December 31, 2008, the fair value of these securities had declined to approximately $227,000. The decrease in the value of these securities was included in the $9.2 million ($5.9 million after tax) net gain in fair value adjustments recorded for the year ended December 31, 2008 (see Note 24, Fair Value Accounting and Measurement). We do not anticipate a meaningful recovery with respect to the valuation of the Fannie Mae and Freddie Mac stock in future periods.

Aside from the level of loan loss provision, fair value adjustments and goodwill write-down, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and repurchase agreements, FHLB advances, FRBSF borrowings and junior subordinated debentures. Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities. As more fully explained below, our net interest income before provision for loan losses decreased by $2.1 million for the year ended December 31, 2008 to $147.6 million as compared to $149.6 million for the prior year, primarily as a result of a contraction in our net interest margin as asset yields have declined sharply over the past twelve months in response to the Federal Reserve’s action designed to dramatically lower short-term interest rates. Further, increased delinquencies and the slowdown in the sale and construction of new homes over the year have had an adverse impact on our net interest margin, as well as on the amount of our loan loss provision.

Our net income also is affected by the level of our other operating income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions. Other operating income, excluding the fair value adjustments, increased by $3.7 million, or 14%, to $30.7 million for the year ended December 31, 2008 from $27.0 million for the prior year, primarily as a result of increased deposit fees and other service charges reflecting growth in our customer base and related payment processing activities. Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments, increased $1.7 million to $178.3 million for the year ended December 31, 2008, compared to $176.6 million for the year ended December 31, 2007. Other operating expenses, excluding the $121.1 million goodwill write-off, also increased by $11.4 million, or 9%, to $138.9 million for the year ended December 31, 2008 from $127.5 million for prior year. The increase from the prior year reflects the effects of new branch openings, including two added in 2008 and ten added at various times during 2007, as well as last year’s three acquisitions which, after consolidations, added another16 branches and nearly $800 million in total assets. Most significantly, the increase in expenses reflects additional occupancy expense, increased deposit insurance assessments, expanded payment processing activities, costs associated with problem loan collection activities and charges related to real estate owned, offset in part by reductions in advertising and information/computer data services.

We offer a wide range of loan products to meet the demands of our customers; however, we do not now and have not previously engaged in any sub-prime lending programs. Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans. Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past two years our origination of construction and land development loans has declined materially. Our total construction and land development loan originations in 2007 were $835 million, which was approximately 36% lower than in the previous year, and this trend continued as construction and land development loan originations in 2008 totaled just $345 million, approximately 59% lower than the prior year. Our real estate lending activities have also included the origination of multifamily and commercial real estate loans. Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas. We have also increased our emphasis on consumer lending, although the portion of the loan portfolio invested in consumer loans is still relatively small. While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly important activities for us. By contrast, we anticipate residential construction and land development lending will continue to be restrained by market conditions for the next two to three years.

Critical Accounting Policies

In the opinion of management, the accompanying consolidated statements of financial condition and related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassification and normal recurring adjustments) that are necessary for a fair presentation in conformity with Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value and (iv) the valuation of goodwill. These policies and judgments, estimates and assumptions are described in greater detail below in Management’s Discussion and Analysis and in the Notes to the Consolidated Financial Statements. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies since December 31, 2006, except for the adoption of Statements of Financial Accounting Standards (“SFAS”) Nos. 157 and 159 discussed below. For additional information on the adoption of this standard and the valuation of financial assets, see Notes 7 and 24 of the Notes to the Consolidated Financial Statements. For additional information concerning these critical accounting policies see Notes 1, 9, 10, 23 and 24 of the Notes to the Consolidated Financial Statements and the following:

Interest Income: (Notes 1 & 9) Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest. Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered. A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the loan may be uncollectible. While less common, similar interest reversal and nonaccrual treatment would apply to investment securities if their ultimate collectability became questionable.

Provision and Allowance for Loan Losses: (Notes 1 & 10) The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves. We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies. We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified by us at the time financial statements are prepared. Although we use the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond our control. The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances. Loss factors are based on our historical loss experience adjusted for significant factors including the experience of other banking organizations that, in our judgment, affect the collectability of the portfolio as of the evaluation date. The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. Beginning with the year ended December 31, 2007, we adjusted our loss factors in accordance with updated guidance from our regulators. The adjusted factors resulted in somewhat lower general and specific reserves; however, in the current economic environment, management’s judgment with respect to the appropriate level of loss provisioning and allowance resulted in a significantly greater amount of unallocated allowance than in prior periods. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

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

Fair Value Accounting and Measurement: (Notes 1 and 24) We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. We include in the Notes to the Financial Consolidated Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition. Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.

SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between willing market participants at the measurement date. SFAS No. 157, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

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

In accordance with SFAF 157, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. However, in certain instances, when market observable inputs are not available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instruments. In addition, changes in market conditions may reduce the availability of quoted prices or other observable inputs, requiring a change in the method, judgments and assumptions used to estimate fair value for specific instruments from that which was used in prior periods. The disruption of certain financial markets and lack of meaningful transaction activity for certain securities in 2008 made estimating fair values more difficult and less reliable than in prior years.

Goodwill and Other Intangible Assets: (Notes 1 and 23) Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. The excess cost over fair value of net assets acquired consists of goodwill and core deposit premiums. We account for goodwill and other intangibles as provide for in SFAS No. 142, Goodwill and Other Intangible Assets. The majority of goodwill and intangibles generally arise from business combinations accounted for under the purchase method. Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. The goodwill we have recorded has been assigned to our one reporting segment, banking.

Annually or more often if appropriate, we engage an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset is impaired. The GAAP standards with respect to goodwill require that we compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination is determined. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. For the year ended December 31, 2008, we recorded a $121.1 million impairment charge which eliminated all of the goodwill previously carried in our Consolidated Statements of Financial Condition. An impairment charge, if necessary, has no effect on the Company’s or the Banks’ cash balances or liquidity. In addition, goodwill and core deposit intangibles, net of related deferred income taxes, are not included in regulatory capital for the purpose of calculating the Company’s or the Banks’ regulatory capital ratios.

Adoption and Pending Adoption of Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 implemented a change in accounting principle that required the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. On January 1, 2008, the Company adopted EITF 06-4 and recognized the effects of this change in accounting principle through a $617,000 cumulative effect adjustment charge to opening retained earnings and an increase in benefit plan reserve liability of the same amount. The Company recorded an expense of $64,000 in 2008 from the adoption of EITF 06-4.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, we adopted FIN 48. Currently, we are subject to U.S. federal income tax and income tax of the States of Idaho and Oregon. The years 2005 through 2007 remain open to examination for federal income taxes and State income taxes. As of January 1, 2008 and December 31, 2008, we believe we had insignificant unrecognized tax benefits or uncertain tax positions. In addition, we have no material accrued interest or penalties as of January 1, 2008 or December 31, 2008. It is our policy to record interest and penalties as a component of income tax expense. The amount of interest and penalties for the year ended December 31, 2008 was immaterial. The adoption of this accounting standard did not have a material impact on our Consolidated Financial Statements.

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

Comparison of Financial Condition at December 31, 2008 and 2007

General. Total assets increased $92 million, or 2%, from $4.493 billion at December 31, 2007, to $4.584 billion at December 31, 2008. Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) increased $122 million, or 3%, from $3.764 billion at December 31, 2007, to $3.886 billion at December 31, 2008. Loan growth was largely due to the growth of $162 million, or 17%, in commercial real estate loans, including construction loans for commercial real estate, $154 million, or 35%, in one- to-four family residential loans and $56 million, or 26%, in consumer loans. Multifamily, including construction, real estate loans decreased by $16 million, while total commercial and agricultural business loans were essentially unchanged. We continue to maintain a significant, although decreasing, investment in construction and land loans; however, new production of these types of loans during the past two years has declined appreciably. As a result of a much slower pace of new originations and continuing payoffs on existing loans, loans to finance the construction of one- to four-family residential real estate decreased by $193 million, or 31%, since December 31, 2007. By contrast, land and development loans remained relatively unchanged, primarily reflecting a slower pace of sales for these properties than for completed homes. Given the current housing and economic environment and our reduced level of construction and land development loan originations, we anticipate that construction and land loan balances will continue to decline for another four to eight quarters.

Securities increased $61 million, or 24%, from $256 million at December 31, 2007, to $317 million at December 31, 2008, as purchases, primarily for liquidity and collateral purposes, exceeded sales and repayments. Effective January 1, 2007, we elected to reclassify most of our securities to fair value following our adoption of SFAS No. 159. Although we do not normally engage in trading activities, these securities are reported as trading securities for financial reporting purposes. At December 31, 2008, the fair value of our trading securities was $41 million less than their amortized cost. The reduction reflected in the fair value of these securities compared to their amortized cost primarily is due to a net decrease of $36.3 million in the value of single-issuer and pooled trust preferred securities issued by bank holding companies and insurance companies as well as a decrease of $6.7 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by a small gain in all other securities. (See paragraph below and Note 24, Fair Value Accounting and Measurement.)

Real estate owned acquired through foreclosures increased $20 million from $2 million at December 31, 2007 to $22 million at December 31, 2008. This included $15 million in land or land development projects and $6 million in single family homes, primarily from builders’ new construction inventory. During the year ended December 31, 2008, we transferred $29 million of loans into real estate owned and sold approximately $9 million of foreclosed properties. (See “Asset Quality” discussion below.)

Deposits increased $158 million, or 4%, from $3.621 billion at December 31, 2007, to $3.779 billion at December 31, 2008. Non-interest-bearing deposits increased $25 million, or 5%, to $509 million, while interest-bearing deposits increased $133 million, or 4%, to $3.270 billion at December 31, 2008. Increasing core deposits is a key element of our expansion strategy, including the recent and planned additions and renovations of branch locations. Unfortunately, during the current year and notwithstanding growth in the number of accounts and customer relationships, growth in aggregate deposit balances was reduced by meaningful decreases in the average account balances of many of our real estate-related customers, reflecting the slowdown of home sales and other transaction closings. We also experienced a significant shift into certificate of deposit accounts as customers repositioned balances to obtain more attractive yields and additional deposit insurance coverage. Certain customers also moved a more significant portion of their funds into retail repurchase agreements to increase their earnings potential and to reduce uninsured deposit balances and benefit from the fully collateralized position that those agreements afford. As a result, the aggregate total of transaction and savings accounts, including money market accounts, decreased by $125 million, or 7%, to $1.647 billion, and transaction and savings accounts declined to 44% of total deposits at December 31, 2008, compared to 49% a year earlier. We also had strong growth in public funds balances which primarily are carried in certificate accounts and an increase of $211 million in brokered certificates of deposit compared to one year ago as we more aggressively utilized these funding sources while paying down borrowings as part of our liquidity management process.

FHLB advances decreased $58 million, excluding fair value adjustments, from $167 million at December 31, 2007, to $109 million at December 31, 2008, while other borrowings increased $54 million to $145 million at December 31, 2008. All of the change in other borrowings reflects an increase in retail repurchase agreements that are primarily related to customer cash management accounts. Junior subordinated debentures decreased by $51 million since December 31, 2007, reflecting the fair value adjustments recorded subsequent to the adoption of SFAS 159, as changes in credit market conditions had a particularly significant impact on the valuation of this type of security. The change in the fair value of the junior subordinated debentures, while significant, represents a non-cash valuation adjustment, had no effect on liquidity or our ability to fund our operations and was substantially offset by similar adjustments to certain investment securities as noted above. (See Note 24, Fair Value of Financial Instruments.)

During the year ended December 31, 2008, we repurchased 614,103 shares (including 8,103 shares as consideration for the exercise of stock options) of Banner Corporation common stock for an aggregate price of approximately $14 million, or $23.24 per share. All of these purchases were executed in the quarter ended March 31, 2008. In addition, we issued 1,469,381 new shares of common stock for $21 million at an average net per share price of $14.41 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan. We also issued 30,611 shares in connection with the exercise of vested stock options and grants. In addition, in the fourth quarter of 2008, our issuance of preferred stock as part of the U.S. Treasury’s TARP Capital Purchase Program contributed $124 million to our tangible equity. This stock repurchase and issuance activity, combined with the changes in retained earnings as a result of operations, including the $121 million goodwill impairment charge and net of quarterly dividend distributions, resulted in a net $4 million decrease in stockholders’ equity. However, the non-cash goodwill impairment charge did not affect tangible equity (total stockholders’ equity less goodwill and other intangible assets), which increased to $420 million at December 31, 2008 compared to $300 million at December 31, 2007. The impairment charge also had no effect on the Company’s or Banks’ regulatory capital ratios (see Capital Requirements). The capital ratios, however, were significantly strengthened by the issuance of the preferred stock. Book value per common share decreased from $27.32 at December 31, 2007 to $18.77 at December 31, 2008, and tangible book value per common share decreased from $18.73 to $17.96, respectively, for the same periods.

Investments: At December 31, 2008, our consolidated investment portfolio totaled $317 million and consisted principally of U.S. Government agency obligations, mortgage-backed and mortgage-related securities, municipal bonds, and corporate debt obligations. From time to time, our investment levels may be increased or decreased depending upon yields available on investment alternatives and management’s projections as to the demand for funds to be used in our loan origination, deposit and other activities. During the year ended December 31, 2008, investment securities increased by $61 million in response to slowing loan growth coupled with an increasing deposit base and increasing collateral requirements for retail repurchase agreements. Holdings of U.S. Treasury and agency obligations increased $40 million, mortgage-backed securities increased $35 million and municipal bonds increased $9 million. Corporate and other securities decreased $24 million, largely as a result of recent fair value accounting adjustments for trust preferred securities issued by other financial institutions.

U.S. Government and Agency Obligations: Our portfolio of U.S. Government and agency obligations had a fair value of $70 million ($70 million at amortized cost) at December 31, 2008, a weighted average maturity of 4.2 years and a weighted average coupon rate of 4.69%. Most of the U.S. Government and agency obligations we own include call features which allow the issuing agency the right to call the securities at various dates prior to the final maturity. These securities are primarily pledged as collateral for retail repurchase agreements.

Mortgage-Backed Obligations: At December 31, 2008, our mortgage-backed and mortgage-related securities totaled $134 million, or 42% of the consolidated investment portfolio. Included within this amount were collateralized mortgage obligations (CMOs) with a net carrying value of $39 million. The estimated fair value of the mortgage-backed and mortgage-related securities at December 31, 2008 was $134 million, which is $2 million more than the amortized cost of $132 million. At December 31, 2008, our portfolio of mortgage-backed and mortgage-related securities had a weighted average coupon rate of 5.13%. At that date, 83% of the mortgage-backed and mortgage-related securities pay interest at a fixed rate and 17% pay at an adjustable-interest rate. The estimated weighted average remaining life of the portfolio was 6.1 years. We do not believe that any of our mortgage-backed obligations had a meaningful exposure to sub-prime mortgages.

Municipal Bonds: Our tax-exempt municipal bond portfolio at December 31, 2008 totaled $59 million at estimated fair value ($59 million at amortized cost), and was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by cities and counties and various housing authorities, and hospital, school, water and sanitation districts located in the states of Washington, Oregon and Idaho, our primary service area. We also had taxable bonds in our municipal bond portfolio, which at December 31, 2008 totaled $5 million at estimated fair value ($5 million at amortized cost). At December 31, 2008, general obligation bonds and revenue bonds had total estimated fair values of $37 million and $28 million, respectively. Many of our qualifying municipal bonds are not rated by a nationally recognized credit rating agency due to the smaller size of the total issuance and a portion of these bonds have been acquired through direct private placement by the issuers. At December 31, 2008, our municipal bond portfolio had a weighted average maturity of approximately 11.3 years, an average coupon rate of 4.83% and an average taxable equivalent yield of 6.29%. The largest principal balance of any security in the municipal portfolio was a general obligation bond issued by the Public Hospital District No. 1, Columbia and Walla Walla Counties, Washington, with an amortized cost of $5.1 million and a fair value of $5.1 million.

Corporate Bonds: Our corporate bond portfolio, which totaled $49 million at fair value ($85 million at amortized cost) at December 31, 2008, was comprised principally of long-term fixed- and adjustable-rate capital securities issued by financial institutions, including pooled trust preferred securities. The market for these capital securities deteriorated significantly in 2008 and in our opinion is not currently functioning in a meaningful manner. As a result, the fair value estimates for many of these securities are more subjective than in previous periods. Nonetheless, it is apparent that the values have declined appreciably, which is reflected in our financial statements and results of operations. In addition to the disruption in the market for these securities, the decline in value also reflects deterioration in the financial condition of some of the issuing financial institutions. (See Critical Accounting Policies and Note 24 of the Notes to Consolidated Financial Statements.) At December 31, 2008, the portfolio had a weighted average maturity of 25.8 years and a weighted average coupon rate of 5.36%.

The following tables set forth certain information regarding carrying values and percentage of total carrying values of our portfolio of securities—trading and securities available for sale, both carried at estimated fair market value, and held to maturity, carried at amortized cost (dollars in thousands):

Table 1: Securities—Trading

	2008		2007

	Carrying Value	Percent of Total	Carrying Value	Percent of Total

U.S. Government Treasury and agency obligations	$70,389	34.5%	$30,015	14.7%
Municipal bonds:
Taxable	2,041	1.0	2,043	1.0
Tax exempt	9,988	4.9	7,180	3.5
Corporate bonds	40,220	19.7	56,125	27.7
Mortgage-backed or related securities:
Mortgage-backed securities
GNMA	—	—	2,732	1.4
FHLMC	28,702	14.1	32,380	16.0
FNMA	32,606	16.0	41,377	20.4
Other	—	—	—	—

Total mortgage-backed securities	61,308	30.1	76,489	37.8

Mortgage-related securities
CMOs–agency backed	19,722	9.7	23,285	11.5
CMOs–non-agency	—	—	—	0.0

Total mortgage-related securities	19,722	9.7	23,285	11.5

Total	81,030	39.8	99,775	49.3

Equity securities	234	0.1	7,726	3.8

Total securities—trading	$203,902	100.0%	$202,863	100.0%

Table 2: Securities—Available-for-Sale

	2008		2007		2006		2005

	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total

U.S. Government Treasury and agency obligations	$—	—%	$—	—%	$27,295	12.1%	$24,921	9.6%
Municipal bonds:
Taxable	—	—	—	—	4,555	2.0	5,334	2.0
Tax exempt	—	—	—	—	3,044	1.4	3,323	1.3
Corporate bonds	—	—	—	—	37,382	16.5	44,115	17.0
Mortgage-backed or related securities:
Mortgage-backed securities
GNMA	33,729	63.3	—	—	—	—	—	—
FHLMC	—	—	—	—	37,412	16.5	43,613	16.8
FNMA	—	—	—	—	42,943	19.0	50,054	19.2
Other	—	—	—	—	—	—	—	—

Total mortgage-backed securities	33,729	63.3	—	—	80,355	35.5	93,667	36.0

Mortgage-related securities
CMOs–agency backed	10,005	18.8	—	—	43,998	19.5	54,936	21.0
CMOs–non-agency	9,538	17.9	—	—	25,814	11.4	30,303	11.6

Total mortgage-related securities	19,543	36.7	—	—	69,812	30.9	85,239	32.6

Total	53,272	100.0	—	—	150,167	66.4	178,906	68.6

Equity securities	—	—	—	—	3,710	1.6	3,685	1.5

Total securities available for sale	$53,272	100.0%	$—	—%	$226,153	100.0%	$260,284	100.0%

Table 3: Securities—Held-to-Maturity

Municipal bonds:
Taxable	$2,925	4.9%	$2,565	4.8%	$99	0.2%	$1,611	3.2%
Tax exempt	48,619	81.3	42,701	79.8	39,773	83.1	41,521	81.5
Corporate bonds	8,250	13.8	8,250	15.4	8,000	16.7	7,750	15.2
Mortgage-backed securities:
FHLMC certificates	—	—	—	—	—	—	—	—
FNMA certificates	—	—	—	—	—	—	67	0.1

Total mortgage-backed securities	—	—	—	—	—	—	67	0.1

Total	$59,794	100.0%	$53,516	100.0%	$47,872	100.0%	$50,949	100.0%

Estimated market value	$60,530		$54,721		$49,008		$52,398

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—trading at fair value (dollars in thousands):

Table 4: Securities–Trading Maturity/Repricing and Rates

	Securities—Trading at December 31, 2008

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)

U.S. Government Treasury and agency obligations:
Fixed-rate	$5,505	4.10%	$53,397	4.31%	$10,000	3.49%	$1,487	5.20%	$—	—%	$70,389	4.20%
Adjustable-rate	—	—	—	—	—	—	—	—	—	—	—	—

	5,505	4.10	53,397	4.31	10,000	3.49	1,487	5.20	—	—	70,389	4.20

Municipal bonds:
Taxable	606	7.14	100	6.29	284	7.03	—	—	1,051	6.37	2,041	6.69
Tax exempt	3,438	6.00	984	6.03	5,156	5.76	410	5.92	—	—	9,988	5.88

	4,044	6.17	1,084	6.05	5,440	5.83	410	5.92	1,051	6.37	12,029	6.01
Corporate bonds:
Fixed-rate	—	—	—	—	—	—	3,925	7.65	—	—	3,925	7.65
Adjustable-rate	36,295	5.14	—	—	—	—	—	—	—	—	36,295	5.14

	36,295	5.14	—	—	—	—	3,925	7.65	—	—	40,220	5.38

Mortgage-backed obligations:
Fixed-rate	—	—	—	—	6,008	4.92	20,752	4.81	11,669	5.36	38,429	4.99
Adjustable-rate	—	—	22,879	4.11	—	—	—	—	—	—	22,879	4.11

	—	—	22,879	4.11	6,008	4.92	20,752	4.81	11,669	5.36	61,308	4.66
Mortgage-related obligations:
Fixed-rate	—	—	—	—	3,709	4.40	6,769	4.78	9,244	4.24	19,722	4.46
Adjustable-rate	—	—	—	—	—	—	—	—	—	—	—	—

	—	—	—	—	3,709	4.40	6,769	4.78	9,244	4.24	19,722	4.46

Total mortgage-backed or related obligations	—	—	22,879	4.11	9,717	4.72	27,521	4.80	20,913	4.86	81,030	4.61

Equity securities	234	—	—	—	—	—	—	—	—	—	234	—

Total securities—trading—carrying value	$46,078	5.11	$77,360	4.28	$25,157	4.47	$33,343	5.17	$21,964	4.94	$203,902	4.70

Total securities—trading—amortized cost	$81,891		$82,599		$25,100		$33,961		$21,723		$245,274

          (1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities—available for sale at fair value (dollars in thousands):

Table 5: Securities–Available-for-Sale Maturity/Repricing and Rates

	Available for Sale at December 31, 2008

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)

Mortgage-backed obligations:
Fixed-rate	$—	—%	$—	—%	$—	—%	$—	—%	$33,729	5.63%	$33,729	5.63%
Adjustable-rate	—	—	—	—	—	—	—	—	—	—	—	—

	—	—	—	—	—	—	—	—	33,729	5.63	33,729	5.63

Mortgage-related obligations:
Fixed-rate	—	—	—	—	—	—	16,858	5.61	2,685	10.20	19,543	6.24
Adjustable-rate	—	—	—	—	—	—	—	—	—	—	—	—

	—	—	—	—	—	—	16,858	5.61	2,685	10.20	19,543	6.24

Total mortgage-backed or related obligations:	—	—	—	—	—	—	16,858	5.61	36,414	5.97	53,272	5.85

Total securities available for sale—carrying value	$—	—	$—	—	$—	—	$16,858	5.61	$36,414	5.97	$53,272	5.85

Total securities available for sale—amortized cost	$—	—	$—	—	$—	—	$16,698		$35,492		$52,190

          (1) Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

The following table shows the maturity or period to repricing of our consolidated portfolio of securities held to maturity (dollars in thousands):

Table 6: Securities–Held-to-Maturity Maturity/Repricing and Rates

	Held to Maturity at December 31, 2008

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield (1)

Municipal bonds:
Taxable	$—	—%	$1,846	5.75%	$—	—%	$—	—%	$1,079	5.73%	$2,925	5.74%
Tax exempt	3,323	5.62	8,505	5.66	13,433	5.94	22,400	7.01	958	7.66	48,619	6.40

	3,323	5.62	10,351	5.68	13,433	5.94	22,400	7.01	2,037	6.64	51,544	6.36
Corporate bonds:
Fixed-rate	—	—	250	2.00	1,000	3.00	—	—	7,000	10.36	8,250	9.21

Total securities held to maturity—carrying value	$3,323	5.62	$10,601	5.59	$14,433	5.74	$22,400	7.01	$9,037	7.49	$59,794	6.75

Total securities held to maturity—estimated market value	$3,334		$10,812		$14,561		$22,694		$9,129		$60,530

          (1)Yields on tax-exempt municipal bonds are not calculated as tax equivalent.

Loans/Lending: Our net loan portfolio increased $122 million, or 3%, during the year ended December 31, 2008, compared to an increase of $833 million, or 28% ($597 million was added through acquisitions), during the year ended December 31, 2007 and an increase of $522 million, or 22%, in the year ended December 31, 2006. While we originate a variety of loans, our ability to originate each type of loan is dependent upon the relative customer demand and competition in each market we serve. In 2006 and the first half of 2007, readily available financing and increasing real estate values led to very strong demand for new real estate loans, including construction loans; however, starting in the summer of 2007, sales of new homes in the markets we serve slowed appreciably, which significantly reduced the demand for new construction and land development loans and slowed our portfolio growth compared to prior years. By contrast, demand for and our production of commercial business loans strengthened during the second half of 2007. However, as 2008 progressed very clear signs of accelerating distress in the housing market and decelerating general economic activity led to weakening loan demand, particularly in the quarter ended December 31, 2008. As a result, loan growth slowed considerably in 2008. For the years ended December 31, 2008, 2007 and 2006, we originated, net of repayments, $562 million, $607 million and $921 million of loans, respectively.

We generally sell a significant portion of our newly originated one- to four-family residential mortgage loans to secondary market purchasers. Proceeds from sales of loans for the years ended December 31, 2008, 2007 and 2006 totaled $366 million, $393 million and $442 million, respectively. We sell loans on both a servicing-retained and a servicing-released basis. See “Loan Servicing Portfolio” below. The decision to hold or sell loans is based on asset/liability management goals and policies and market conditions. Loans held for sale increased to $7 million at December 31, 2008, compared to $5 million at December 31, 2007.

At various times, we also purchase whole loans and participation interests in loans. During the years ended December 31, 2008, 2007 and 2006, we purchased $13 million, $23 million and $45 million, respectively, of loans and loan participation interests.

One- to Four-Family Residential Real Estate Lending: At December 31, 2008, $599 million, or 15.1% of our loan portfolio, consisted of permanent loans on one- to four-family residences. We are active originators of one- to four-family residential loans in communities where we have established offices in Washington, Oregon and Idaho. Despite slowing economic activity, continued in-migration and the unprecedented low mortgage interest rate environment in 2008 supported demand for residential loans, permitting us to originate a combined total of $579 million of one- to four-family residential loans for the year ended December 31, 2008. The loan sales noted above, coupled with principal repayments, offset much of the increase from current year origination activity; however, in 2008 we had a $154 million increase in the balance of loans on one- to four-family residences compared to the prior year.

Construction and Land Lending: A significant proportion of our loan portfolio consists of residential construction loans to professional home builders, as well as land loans and loans for the construction of commercial and multifamily real estate. As home sales slowed in the second half of 2007 and the housing market weakened even further in 2008, we significantly reduced our origination of new construction and land development loans. Although slower in the fourth quarter of 2008, home sales and restructuring opportunities were sufficient to reduce our portfolio of one- to-four-family construction loans by $193 million compared to the prior year-end and by $234 million compared to their peak quarter-end balance at June 30, 2007. By contrast, land development loans remained relatively unchanged and we believe they represent the most significant source of risk in our loan portfolio. At December 31, 2008, construction and land loans totaled $1.045 billion (including $486 million of land or land development loans and $138 million of commercial and multifamily real estate construction loans), or 26.3% of total loans, compared to $1.221 billion, or 32.0%, at December 31, 2007. Construction and land development loan originations totaled $345 million for the year ended December 31, 2008, a 59% decrease compared to $835 million for the year ended December 31, 2007. The geographic distribution of our construction and land development loans is approximately 30% in the greater Puget Sound market, 40% in the greater Portland, Oregon market, and 9% in the greater Boise, Idaho market, with the remaining 21% distributed in various eastern Washington, eastern Oregon, and northern Idaho markets we serve. Increased delinquencies and defaults in residential construction and land development loans had a materially adverse effect on our results of operations for the year ended December 31, 2008, and 82% of our non-performing assets at that date resulted from construction and land development lending. See “Asset Quality.”

Commercial and Multifamily Real Estate Lending: We also originate loans secured by multifamily and commercial real estate. Multifamily and commercial real estate loans originated by us are both fixed- and adjustable-rate loans generally with intermediate terms of five to ten years. Our commercial real estate portfolio consists of loans on a variety of property types with no significant concentrations by property type, borrowers or locations. We experienced reasonable demand for both multifamily and commercial real estate loans in 2008, although primarily in the first six months of the year. At December 31, 2008, our loan portfolio included $151 million in multifamily and $1.014 billion in commercial real estate loans. Multifamily and commercial real estate loans comprised 29.4% of total loans at December 31, 2008, compared to 27.6% a year earlier, while combined growth for these loan types was $117 million for the year

Commercial Business Lending: We are active in small- to medium-sized business lending. While continuing and strengthening our commitment to small business lending, we also have experienced officers and staff focused on corporate lending opportunities for borrowers with credit needs generally in a $3 million to $15 million range. We have leveraged the skills and relationships of these officers with responsive local decision making authority to continue to expand this market niche. In addition to providing earning assets, this type of lending has helped increase the deposit base. Unfortunately, as economic activity slowed in the second half of the year, demand weakened and commercial business loan growth for the first six months reversed, resulting in a decrease of $16 million, or 2% for the year. At December 31, 2008, commercial business loans totaled $680 million, or 17.2% of total loans, compared to $696 million, or 18.3%, at December 31, 2007. Loan terms, including the fixed or adjustable interest rate, the loan maturity and the collateral considerations, vary significantly and are negotiated on an individual loan basis.

Agricultural Lending: Agriculture is a major industry in many Washington, Oregon and Idaho locations in our service area. While agricultural loans are not a large part of our portfolio, we routinely make agricultural loans to borrowers with a strong capital base, sufficient management depth, proven ability to operate through agricultural cycles, reliable cash flows and adequate financial reporting. Payments on agricultural loans depend, to a large degree, on the results of operation of the related farm entity. The repayment is also subject to other economic and weather conditions as well as market prices for agricultural products, which can be highly volatile at times. Generally, in 2008, weather conditions, production levels and market prices were quite good for our agricultural borrowers. At December 31, 2008, agricultural loans totaled $204 million, or 5.2% of the loan portfolio, compared to $186 million, or 4.9%, at December 31, 2007.

Consumer and Other Lending: We originate a variety of consumer loans, including home equity lines of credit, automobile loans and loans secured by deposit accounts and, although the balances are not currently significant, in 2006 we reintroduced credit card lending to our consumer loan products. While consumer lending has traditionally been a small part of our business with loans made primarily to accommodate our existing customer base, it has received renewed emphasis in recent years. This increased effort along with the impact of recent acquisitions has allowed non-real estate-related consumer loans to increase meaningfully despite continuing high levels of prepayments. At December 31, 2008, we had $93 million, or 2.4% of our loans receivable, in non-real estate-secured consumer loans, which was unchanged compared to December 31, 2007. In addition, consumer loans secured by one- to four-family real estate, including home equity lines of credit, increased by $57 million to $176 million, or 4.4% of total loans, at December 31, 2008, compared to $119 million, or 3.1%, at December 31, 2007. While consumer loans remain a relatively small portion of the loan portfolio, aggregate growth was 26% in 2008 and we anticipate increased consumer loan activity in future periods as our branch network and retail customer base continue to grow.

Loan Servicing Portfolio: At December 31, 2008, we were servicing $446 million of loans for others, compared to $362 million at December 31, 2007. The loan servicing portfolio at December 31, 2008 included $193 million of Freddie Mac mortgage loans, $100 million of Fannie Mae mortgage loans and $152 million of loans serviced for a variety of private investors. The portfolio included loans secured by property located primarily in the states of Washington and Oregon. For the year ended December 31, 2008, $2.0 million of loan servicing fees, net of $902,000 of servicing rights amortization, was recognized in operations. For the prior year, net loan servicing fees were $1.8 million. The increased servicing income for the current year primarily reflects an increase loan servicing fees, a greater level of late charge fees and growth through acquisitions.

Mortgage Servicing Rights: We record mortgage servicing rights (MSRs) with respect to loans we originate and sell in the secondary market on a servicing retained basis. The cost of MSRs is capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. For the years ended December 31, 2008, 2007 and 2006, we capitalized $1.6 million, $781,000 and $1.6 million, respectively, of MSRs relating to loans sold with servicing retained. Amortization of MSRs for the years ended December 31, 2008, 2007 and 2006, was $902,000, $658,000 and $518,000, respectively. Management periodically evaluates the estimates and assumptions used to determine the carrying values of MSRs and the amortization of MSRs. These carrying values are adjusted when the valuation indicates the carrying value is impaired. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates. At December 31, 2008 and 2007, MSRs were carried at a value, net of amortization, of $3.6 and $2.8 million, respectively.

Table 7: Loan Portfolio Analysis

The following table sets forth the composition of the Company’s loan portfolio, including loans held for sale, by type of loan as of the dates indicated (dollars in thousands):

	December 31

	2008		2007		2006		2005		2004

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans:
Commercial real estate	$1,013,709	25.6%	$882,523	23.2%	$596,488	20.1%	$555,889	22.8%	$547,574	26.2%
Multifamily real estate	151,274	3.8	165,886	4.4	147,311	5.0	144,512	5.9	107,745	5.1
Commercial construction	104,495	2.6	74,123	1.9	98,224	3.3	51,931	2.1	41,911	2.0
Multifamily construction	33,661	0.8	35,318	0.9	39,908	1.3	62,624	2.6	58,718	2.8
One- to four-family construction	420,673	10.6	613,779	16.1	570,501	19.2	348,661	14.3	233,229	11.2
Land and land development	486,130	12.3	497,962	13.1	402,665	13.6	228,436	9.4	172,279	8.2
Commercial business	679,867	17.2	696,350	18.3	467,745	15.8	442,232	18.1	395,249	18.9
Agricultural business, including secured by farmland	204,142	5.2	186,305	4.9	163,518	5.5	147,562	6.0	148,343	7.1
One- to four-family real estate	599,169	15.1	445,222	11.7	361,625	12.2	365,903	15.0	307,986	14.7

Consumer	92,642	2.4	93,183	2.4	50,826	1.7	42,573	1.8	36,556	1.8
Consumer secured by one- to four-family real estate	175,646	4.4	118,966	3.1	67,179	2.3	49,408	2.0	43,258	2.0

Total consumer	268,288	6.8	212,149	5.5	118,005	4.0	91,981	3.8	79,814	3.8

Total loans	3,961,408	100.0%	3,809,617	100.0%	2,965,990	100.0%	2,439,731	100.0%	2,092,848	100.0%

Less allowance for loan losses	(75,197)		(45,827)		(35,535)		(30,898)		(29,610)

Total net loans at end of period:	$3,886,211		$3,763,790		$2,930,455		$2,408,833		$2,063,238

The following table sets forth the Company’s loans by geographic concentration at December 31, 2008 (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Loans:
Commercial real estate	$765,490	$160,608	$77,489	$10,122	$1,013,709
Multifamily real estate	125,571	12,570	9,735	3,398	151,274
Commercial construction	59,590	33,927	10,028	950	104,495
Multifamily construction	20,536	13,125	—	—	33,661
One- to four-family construction	208,699	193,025	18,949	—	420,673
Land and land development	247,505	166,721	71,904	—	486,130
Commercial business	506,864	75,678	80,566	16,759	679,867
Agricultural business, including secured by farmland	79,817	54,918	69,407	—	204,142
One-to four-family real estate	474,774	87,797	31,664	4,934	599,169
Consumer	194,990	54,852	17,938	508	268,288

Total loans outstanding	$2,683,836	$853,221	$387,680	$36,671	$3,961,408

Percent of total loans	67.7%	21.5%	9.8%	1.0%	100.0%

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of loans in progress (undisbursed loan proceeds), unamortized premiums and discounts, include loans held for sale and exclude the allowance for loan losses (dollars in thousands):

Table 8: Loan Maturity

	Maturing Within One Year	Maturing After 1 to 3 Years	Maturing After 3 to 5 Years	Maturing After 5 to 10 Years	Maturing After 10 Years	Total

Loans:
Commercial real estate	$58,959	$67,798	$173,147	$595,678	$118,127	$1,013,709
Multifamily real estate	7,453	16,309	32,648	49,946	44,918	151,274
Commercial construction	88,548	8,626	237	5,221	1,863	104,495
Multifamily construction	19,506	14,155	—	—	—	33,661
One- to –four-family construction	401,424	14,411	467	485	3,886	420,673
Land development and acquisition	373,414	76,855	14,781	5,315	15,765	486,130
Commercial business	357,832	102,925	121,084	86,778	11,248	679,867
Agricultural business, including secured by farmland	113,317	26,842	22,394	37,030	4,559	204,142
One- to four-family real estate	40,564	47,586	26,056	23,164	461,799	599,169

Consumer	12,701	14,047	16,162	11,681	38,051	92,642
Consumer secured by one- to four-family real estate	6,562	6,523	4,231	8,283	150,047	175,646

Total consumer	19,263	20,570	20,393	19,964	188,098	268,288

Total loans	$1,480,280	$396,077	$411,207	$823,581	$850,263	$3,961,408

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

The following table sets forth the dollar amount of all loans due after December 31, 2008 which have fixed interest rates and floating or adjustable interest rates (dollars in thousands):

Table 8(a): Loans Maturing after One Year

	Fixed Rates	Floating or Adjustable Rates	Total

Loans:
Commercial real estate	$228,085	$726,666	$954,751
Multifamily real estate	49,749	94,072	143,821
Commercial construction	4,313	11,634	15,947
Multifamily construction	701	13,453	14,154
One- to –four family construction	1,715	17,535	19,250
Land development and acquisition	60,164	52,552	112,716
Commercial business	171,509	150,525	322,034
Agricultural business, including secured by farmland	27,020	63,805	90,825
One- to- four-family real estate	409,002	149,603	558,605
One- to- four-family real estate

Consumer	67,494	12,447	79,941
Consumer secured by one- to- four-family real estate	16,434	152,650	169,084

Total consumer	83,928	165,097	249,025

Total	$1,036,186	$1,444,942	$2,481,128

Deposit Accounts: Deposits generally are attracted from within our primary market areas through the offering of a broad selection of deposit instruments, including demand checking accounts, NOW accounts, money market deposit accounts, regular savings accounts, certificates of deposit, cash management services and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. At December 31, 2008, we had $3.779 billion of deposits, with 44%, or $1.647 billion, in transaction and savings accounts and 56%, or $2.132 billion, in time deposits, of which $1.543 billion had remaining maturities of one year or less. Total deposits increased by $158 million, or 4%, for the year ended December 31, 2008. This includes non-interest-bearing transaction accounts, which increased by 5%, or $25 million, over the same time period. As illustrated in the following table, we have added significantly to total transaction accounts (demand, NOW, savings and money market accounts) since 2006. However, in the current year ended December 31, 2008, total transaction accounts decreased by $125 million, or 7%, as customers’ average account balances declined and customers repositioned balances to obtain more attractive yields and additional insurance coverage. By contrast, also as reflected in the table, certificates of deposit have accounted for a somewhat larger percentage of the deposit portfolio than have transaction accounts, and in 2008 certificates of deposit increased 15%. Further, although not included in deposit balances, in 2008 we had an increase of $54 million, or 58%, in retail repurchase agreements, which are customer funds that are primarily associated with sweep account arrangements tied to transaction accounts. While increased use of these cash management services has the effect of reducing transaction account balances, it contributes to increased deposit fee revenues. Deposit balances at December 31, 2008 also included $362 million of public funds owned by various counties, municipalities and other public entities predominantly located in Washington, Oregon and Idaho, compared to $338 million at December 31, 2007. Growing deposits in general and transaction accounts in particular is a core element of our business plan and is a primary focus of our recent and ongoing branch expansion, relocation and renovation activities. Unfortunately, in 2008 as interest rates declined sharply and concerns about the health of the banking industry escalated, changes in both customer and competitor behavior resulted in meaningful shifts in the mix of deposits and at times adverse deposit flows. While the increase in FDIC deposit insurance coverage in the fourth quarter of 2008 reduced safety concerns and liquidity pressures, customers remained focused significantly on certificates of deposit in an effort to earn higher yields.

The following table sets forth the balances of deposits in the various types of accounts offered by the Banks at the dates indicated (dollars in thousands):

Table 9: Deposits

	At December 31

	2008			2007			2006

	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total

Demand and NOW checking	$888,057	23.5%	$(26,830)	$914,887	25.3%	$254,679	$660,208	23.6%
Regular savings accounts	474,885	12.6	(134,188)	609,073	16.8	244,116	364,957	13.1
Money market accounts	284,041	7.5	35,638	248,403	6.9	35,450	212,953	7.6
Certificates which mature:
Within 1 year	1,542,925	40.8	(67,322)	1,610,247	44.5	258,325	1,351,922	48.4
After 1 year, but within 2 years	421,710	11.2	268,006	153,704	4.2	43,814	109,890	3.9
After 2 years, but within 5 years	162,959	4.3	86,469	76,490	2.1	(5,626)	82,116	2.9
After 5 years	4,273	0.1	(3,516)	7,789	0.2	(4,757)	12,546	0.5

Total	$3,778,850	100.0%	$158,257	$3,620,593	100.0%	$826,001	$2,794,592	100.0%

The following table indicates the amount of the Banks’ certificates of deposit with balances equal to or greater than $100,000 by time remaining until maturity as of December 31, 2008. (in thousands):

Table 10: Maturity Period—$100,000 or greater CDs

Certificates of Deposit $100,000 or Greater

Due in three months or less	$276,451
Due after three months through six months	178,746
Due after six months through twelve months	373,940
Due after twelve months	262,613

Total	$1,091,750

The following table provides additional detail on geographic concentrations of our deposits at December 31, 2008 (in thousands):

Table 11: Geographic Concentration of Deposits	Washington	Oregon	Idaho	Total

	$3,004,221	$535,998	$238,631	$3,778,850

The Borrowings: The FHLB-Seattle serves as our primary borrowing source. To access funds, we are required to own capital stock in the FHLB-Seattle and may apply for advances on the security of such stock and certain of our mortgage loans and securities provided certain creditworthiness standards have been met. At December 31, 2008, we had $109 million of borrowings from the FHLB-Seattle at a weighted average rate of 3.04%, a decrease of $56 million compared to a year earlier. Also at December 31, 2008, we had an investment of $37 million in FHLB-Seattle capital stock.

Table 12: FHLB Advances Outstanding at December 31, 2008
(dollars in thousands)

	Adjustable-rate advances		Fixed-rate advances		Total advances

	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	none		3.28%	$53,000	3.28%	$53,000
Due after one year through two years			3.25	13,000	3.25	13,000
Due after two years through three years			2.73	32,800	2.73	32,800
Due after four years through five years			2.38	10,000	2.38	10,000
Due after five years			5.94	233	5.94	233

Total FHLB advances, at par			3.04%	$109,033	3.04%	$109,033

Fair value adjustment						2,382

Total FHLB advances, carried at fair value						$111,415

*Weighted average interest rate

More recently, the Federal Reserve Bank of San Francisco (FRBSF) has also served as an important source of borrowings. The FRBSF provides credit based upon acceptable loan collateral, which includes certain loan types not eligible for pledging to the FHLB-Seattle. At December 31, 2008, based upon our available unencumbered collateral, Banner Bank was eligible to borrow $853 million from the FRBSF; however, at that date we had no funds borrowed under this arrangement.

We also issue retail repurchase agreements to customers and in the past have borrowed funds through the use of secured wholesale repurchase agreements with securities brokers. In each case, the repurchase agreements are generally due within 90 days. At December 31, 2008, retail repurchase agreements totaling $145 million, with a weighted average rate of 1.07%, were secured by a pledge of certain mortgage-backed securities and agency securities with a market value of $150 million. Retail repurchase agreement balances, which are primarily associated with sweep account arrangements, increased by $54 million during 2008, largely as a result of increased use of our cash management services by commercial deposit customers, but also as certain customers transferred uninsured deposits into these collateralized accounts. We had no outstanding borrowings under wholesale repurchase agreements or our commercial bank credit lines at December 31, 2008 and 2007.

We have issued an aggregate of $120 million, net of repayments, of trust preferred securities (TPS) since 2002. The Junior Subordinated Debentures associated with the TPS have been recorded as liabilities on our statement of financial condition, although portions of the TPS qualify as Tier 1 or Tier II capital for regulatory capital purposes. The Junior Subordinated Debentures are carried at fair value in our Consolidated Statements of Financial Condition and have an estimated fair value of $62 million at December 31, 2008. At December 31, 2008, the TPS had a weighted average rate of 6.18%. See Notes 1 and 14 of the Notes to the Consolidated Financial Statements for additional information with respect to the TPS.

Asset Quality: We have always placed a strong emphasis on managing our asset quality by applying a disciplined approach to credit approval and monitoring for signs of deterioration in loan quality. Nonetheless, over the past two years as housing markets have continued to weaken in many of our primary service areas, we have experienced significantly increasing delinquencies and non-performing assets, primarily in our construction and land development loan portfolios. During the third and fourth quarters of 2008, in particular, home and lot sales activity was exceptionally slow, causing additional stress on builders’ and developers’ cash flows and ability to service debt, which is reflected in our increased non-performing asset totals. In addition, other non-housing-related segments of the loan portfolio are beginning to show signs of stress and increasing levels of non-performing loans as the effects of the slowing economy are becoming more evident. As a result, our provision for loan losses was significantly higher in the current year than historical levels and normal expectations. This higher level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues and increased loan collection costs. Although much will depend on the depth and duration of the current economic recession, we believe that we can work our way through the housing market-related problems and we are actively engaged with our borrowers in resolving problem loans. While property values have continued to decline, our reserve levels are substantial and, along with our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.

Non-performing assets increased to $209 million, or 4.56% of total assets, at December 31, 2008, compared to $44 million, or 0.99% of total assets, at December 31, 2007. Slower sales and excess inventory in certain housing markets have been the primary cause of the increase in delinquencies and foreclosures of residential construction and land development loans, which represent approximately 82% of our non-performing assets. While we have not engaged in any sub-prime lending programs and have not been directly impacted by the asset quality issues emanating from that market segment, the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs has contributed to the increased levels of builder and developer delinquencies. As a result of this softness in the housing market, we are currently exercising extra monitoring vigilance with respect to our asset quality and for the ended year December 31, 2008, we significantly increased our allowance for loan losses. While less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we are proactively monitoring and managing those portions of our portfolio as well. We continue to believe our level of non-performing loans and assets, while increased, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios and other non-performing assets in an orderly fashion. However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in land and land development loans. The primary components of the $209 million in non-performing assets are $187 million in non-accrual loans, including $155 million of construction and land development loans, and $22 million in real estate owned (REO) and other repossessed assets. The geographic distribution of non-performing construction, land and land development loans and real estate owned included approximately $81 million, or 46%, in the Puget Sound region, $68 million, or 38%, in the greater Portland market area and $15 million, or 8%, in the greater Boise market area. Within our non-performing assets, we have a total of 40 non-accrual lending relationships, each with aggregate loan exposures in excess of $1 million that collectively comprise $159 million, or 76% of our total non-performing assets as of December 31, 2008.

The most significant of our non-performing loan and REO exposures are included in the following two tables:

In thousands	Percent of total non-performing assets	Collateral securing the indebtedness	Geographic location

$17,217	8.23%	109 residential lots 22 homes under construction	Greater Seattle-Puget Sound

13,349	6.38	210 residential lots nine homes under construction one commercial lot	Greater Portland, OR area

12,791	6.11	105 residential lots	Greater Seattle-Puget Sound

9,244	4.42	40 residential lots six completed new homes two new homes under construction	Greater Portland, OR area

7,557	3.61	23 residential lots 11 completed new homes	Greater Seattle-Puget Sound

7,002	3.35	41 residential lots	Greater Portland, OR area

6,558	3.13	commercial office building	Greater Portland, OR area

4,995	2.39	37 residential lots one completed new home	Greater Portland, OR area

4,810	2.30	155 undeveloped acres, residential	Greater Boise, ID area

4,677	2.24	ten completed new homes seven residential lots	Greater Portland, OR area

4,284	2.05	nine residential lots three homes under construction	Greater Portland, OR area

4,076	1.95	approx. seven acres, commercial land	Greater Seattle-Puget Sound

90,785	43.39	various collateral; all relationships under $4 million	Various (mostly in WA, OR, ID)

21,886	10.46	all REO and repossessed assets	all in WA, OR, and ID

$209,231	100.0%	Total non-performing assets

In thousands	Percent of total REO and repossessed assets	REO description	Geographic location

$9,861	45.06%	196 lot residential land development project	Greater Seattle-Puget Sound

4,540	20.74	74 residential lots	Salem, OR

3,696	16.89	four completed new homes one home under construction one residential land development project	Greater Seattle-Puget Sound

2,457	11.23	various projects that include: residential spec construction, completed SFD homes, one multi-family property, and one land development project	Other locations in WA

585	2.67	residential spec construction	Greater Boise-So. Idaho

643	2.94	one completed new home	Greater Portland, OR area

104	0.48	various repossessed assets	Washington

$21,886	100.0%

At December 31, 2008, we had $21.9 million of real estate owned and other repossessed assets, the most significant component of which is a 196 platted and unfinished lot subdivision in the greater Seattle metropolitan area. The second largest element was a residential subdivision with a book value of $4.5 million secured by 74 fully developed and marketable single family building lots in Salem, Oregon. The remaining balance of our real estate owned consists primarily of single family residential properties predominantly located in Western Washington, as well as some within the states of Oregon and Idaho.

The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

Table 13: Non-Performing Assets

	At December 31

	2008	2007	2006	2005	2004

Nonaccrual loans: (1)
Secured by real estate:
Commercial	$12,879	$1,357	$4,215	$1,363	$2,212
Multifamily	—	1,222	792	—	—
Construction/land	154,823	33,432	2,056	479	2,219
One- to four-family	8,649	3,371	1,198	1,137	393
Commercial business	8,617	2,250	4,498	2,543	3,167
Agricultural business	1,880	436	703	4,598	7,407
Consumer	130	—	1	229	18

	186,978	42,068	13,463	10,349	15,416

Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	—	—	—	—	—
Multifamily	—	—	—	—	—
Construction/land	—	—	—	—	—
One- to four-family	124	221	593	104	419
Commercial business	—	—	—	—	—
Agricultural business	—	—	—	—	—
Consumer	243	94	—	—	53

	367	315	593	104	472

Total non-performing loans	187,345	42,383	14,056	10,453	15,888

Real estate owned/repossessed assets held for sale (2)	21,886	1,885	918	506	1,559

Total non-performing assets	$209,231	$44,268	$14,974	$10,959	$17,447

Restructured loans (3)	$23,635	$2,750	$—	$—	$—

Total non-performing loans to net loans before allowance for loan losses	4.73%	1.11%	0.47%	0.43%	0.76%
Total non-performing loans to total assets	4.09%	0.94%	0.40%	0.34%	0.55%
Total non-performing assets to total assets	4.56%	0.99%	0.43%	0.36%	0.60%

(1) For the year ended December 31, 2008, $9.3 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2) Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through the establishment of a specific reserve to the anticipated sales price, less selling and holding costs. At December 31, 2008, we had $21.8 million of real estate owned. Two large residential subdivisions account for $14.4 million of that total book value. The remaining balance consists primarily of single family residential houses throughout Washington, Oregon and Idaho.

(3) These loans are performing under their restructured terms.

In addition to the non-performing loans noted in Table 13, as of December 31, 2008, we had loans with an aggregate outstanding balance of $112 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the nonaccrual loan category.

The following table provides additional detail and geographic concentration of non-performing assets at December 31, 2008 (dollars in thousands):

Table 13(a): Non-performing assets	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$6,208	$6,671	$—	$—	$12,879
Multifamily	—	—	—	—	—
Construction and land
One- to four-family construction	26,404	22,440	1,685	—	50,529
Residential land acquisition & development	38,061	33,330	5,984	—	77,375
Residential land improved lots	10,735	2,832	2,041	—	15,608
Residential land unimproved	785	—	5,099	—	5,884
Commercial land acquisition & development	—	—	—	—	—
Commercial land improved	232	—	—	—	232
Commercial land unimproved	4,786	409	—	—	5,195

Total construction and land	$81,003	$59,011	$14,809	$—	$154,823

One- to four-family	$6,008	$1,257	$1,508	$—	$8,773
Commercial business	7,872	376	305	64	8,617
Agricultural business, including secured by farmland	774	121	985	—	1,880
Consumer	373	—	—	—	373

Total non-performing loans	$102,238	$67,436	$17,607	$64	$187,345

Real estate owned (REO) and repossessed assets	$14,605	$5,203	$2,078	$—	$21,886

Total non-performing assets at end of the period	$116,843	$72,639	$19,685	$64	$209,231

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

General. For the year ended December 31, 2008, we had a net loss of $128.0 million, or $(7.94) per share (diluted), compared to net income of $36.9 million, or $2.49 per share (diluted), for the year ended December 31, 2007. The net loss for the current year reflects material increases in our provision for loan losses as well as a significant decline in our net interest margin, which more than offset the favorable effects of continued growth of loans and deposits, as well as changes in the mix of assets and liabilities. The current year results were also adversely affected by a $121.1 million non-cash impairment charge to eliminate the carrying value of goodwill. As more fully explained below, our provision for loan losses was $62.5 million for the year ended December 31, 2008 compared to $5.9 million for the prior year. The increase in the provision for loan losses in the current year primarily reflects an increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. These trends became more apparent as the year progressed, particularly in the Puget Sound region which had previously shown fewer signs of stress.

Our operating results for the year ended December 31, 2008, also included an increase in other operating income, particularly deposit fees and service charges as a result of the increase in our deposit customer base and related payment processing activities. Other operating expenses for the year increased substantially compared to the prior year. The increase was predominantly due to the write-off of $121.1 million of goodwill. The increased expense was also representative of a full year’s effect of the 2007 acquisitions and various new branches, as well as substantially increased deposit insurance and collection and legal costs. Over the past twenty-four months through acquisitions and de novo operations, we have added 28 new branches to improve and expand our franchise, impacting both revenues and expenses. Further, our operating results for the year ended December 31, 2008 include a $9.2 million ($5.9 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value pursuant to the adoption of fair value accounting under SFAS No. 159, compared to a $11.6 million ($7.4 million after tax) gain for the prior year. The current year fair value adjustment primarily reflects changes in the valuation of trust preferred securities and junior subordinated debentures, both owned and issued by the Company, and the reduction in fair value of our investment in Fannie Mae and Freddie Mac equity securities. Excluding the net fair value adjustments and goodwill write-off, the net loss from core operations was $12.7 million for the year ended December 31, 2008, compared to net income of $29.5 million for the year ended December 31, 2007.

Net Interest Income. Net interest income before provision for loan losses decreased to $147.6 million for the year ended December 31, 2008, compared to $149.6 million for the prior year, primarily as a result of the decrease in the net interest margin as discussed below and despite the $534 million, or 14%, growth in average interest-earning assets compared to the prior year. The average balance of interest-earning assets was $4.281 billion for the year ended December 31, 2008, compared to $3.747 billion for the prior year. The net interest margin of 3.45% for the year ended December 31, 2008 declined 54 basis points from the prior year, largely as a result of the effect of rapidly declining short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields. By comparison to the prior year, this decline was compounded by the adverse effect of an increase in the level of non-accrual loans and other non-performing assets. While funding costs were also significantly lower, the more immediate impact of lower market rates on a substantial portion of our loan portfolio resulted in compression of our net interest margin and more than offset benefits from loan and deposit growth. Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of non-accrual loans, the yield on earning assets for the year ended December 31, 2008 decreased by 151 basis points compared to the prior year, while funding costs for the same period decreased by only 101 basis points.

Interest Income. Interest income for the year ended December 31, 2008 was $272.9 million, compared to $295.3 million for the prior year, a decrease of $22.4 million, or 8%. The decrease in interest income occurred despite a $534 million increase in the average balance of interest earning assets, as the growth was more than offset by the 151 basis point decrease in the average yield on those assets. The yield on average interest-earning assets decreased to 6.37% for the year ended December 31, 2008, compared to 7.88% in the prior year. The decrease in the yield on earning assets reflects the significant changes in Federal Reserve policy actions beginning in September 2007 designed to aggressively lower short-term interest rates. As a result of these policy actions, bank prime rates, which had averaged 8.05% for the year ended December 31, 2007, declined by 321 basis points to average 4.84% for the year ended December 31, 2008. The prime rate ended the year at 3.25%, and this change will place further downward pressure on loan yields going forward. Average loans receivable for the year ended December 31, 2008 increased by $498 million, or 15%, to $3.935 billion, compared to $3.437 billion for the prior year ended December 31, 2007. Interest income on loans for the year decreased by $24.2 million, or 9%, to $257.0 million from $281.1 million for the prior year, reflecting the impact of the 165 basis point decrease in the average yield on loans, which was partially offset by the increase in average loan balances. The decrease in average loan yields reflects the lower average level of market interest rates in the current year, following the Federal Reserve’s actions to lower those rates, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans. The decrease in average loan yields also reflects changes in the mix of the loan portfolio and slower turn-over in the construction and land development portfolio which resulted in less recognition of deferred loan fee income, as well as the adverse effect of increased loan delinquencies. The average yield on loans was 6.53% for the year ended December 31, 2008, compared to 8.18% in the prior year.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $36 million, excluding the effect of fair value adjustments for the year ended December 31, 2008, and the interest and dividend income from those investments increased by $1.8 million compared to the prior year. The effect of the increased average balance was somewhat enhanced as the average yield on the securities portfolio and cash equivalents increased slightly to 4.61% for the year ended December 31, 2008, from 4.57% in the prior year. The four basis point increase in the yield of the securities portfolio is a reflection of a change in the mix of those assets. Also, while not particularly significant in amount, we received $355,000 in dividend income on our FHLB of Seattle stock for the year ended December 31, 2008, an increase of $133,000 compared to the prior year. However, in response to the ongoing turmoil in the credit and mortgage markets and the effect on the market value of certain of its mortgage assets, the FHLB of Seattle suspended its dividend indefinitely in the fourth quarter of 2008 until their earnings and capital position have adequately improved.

Interest Expense. Interest expense for the year ended December 31, 2008 was $125.3 million, compared to $145.7 million for the comparable period in 2007, a decrease of $20.3 million, or 14%. The decrease in interest expense occurred as a result of a 101 basis point decrease in the average cost of all interest-bearing liabilities to 3.02% for the year ended December 31, 2008, from 4.03% for the prior year, and despite a $528 million increase in average interest-bearing liabilities. The increase in interest-bearing balances reflects a $390 million increase in average deposits, including growth due to our acquisitions, along with a $100 million increase, excluding the effect of fair value adjustments in average FHLB advances. The average balances for junior subordinated debentures (excluding the effect of fair value adjustments) and other borrowings also increased by $38 million compared to a year ago. The effect of lower average market rates for the year on the cost of these funds was partially mitigated by deposit pricing characteristics noted below and by changes in the mix of deposits.

Deposit interest expense decreased $19.1 million, or 15%, to $110.3 million for the year ended December 31, 2008 compared to $129.4 million for the prior year as a result of a 92 basis point decrease in the cost of interest-bearing deposits and despite the significant deposit growth during the past twelve months. Reflecting the acquisitions, branch expansion and other growth initiatives, average deposit balances increased $390 million, or 12%, to $3.722 billion for the year ended December 31, 2008, from $3.332 billion for the year ended December 31, 2007, while the average rate paid on deposit balances decreased from 3.88% a year ago to 2.96% for the current year. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates. In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our cost of deposits. This lower degree of volatility and lag effect for deposit pricing have been evident in the relatively modest decrease in deposit costs as the Federal Reserve moved aggressively to significantly lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008. Furthermore, competitive pricing pressure for interest-bearing deposits has been quite intense in recent quarters, as many financial institutions until very recently experienced strong loan growth and related funding needs and more recently as certain large financial institutions have experienced increased liquidity strains.

Average FHLB advances (excluding the effect of fair value adjustments) increased to $188 million for the year ended December 31, 2008, compared to $88 million one year earlier. While the average rate paid on FHLB advances for the year ended December 31, 2008 decreased to 2.88%, a decrease of 186 basis points compared to the prior year, the $100 million increase in average FHLB borrowings resulted in a $1.2 million increase in the related interest expense. Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 5.94% for the year ended December 31, 2008. Junior subordinated debentures outstanding in the prior year had an average balance of $117 million with a higher average rate of 7.61%. Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months. The lower average cost of the junior subordinated debentures in the current year reflects lower short-term market interest rates, as well as a lower spread on the most recently issued debentures and the early redemption of a higher costing tranche of debentures. Effective April 22, 2007, we exercised the early redemption provision with respect to approximately $26 million of the junior subordinated debentures which had a spread of 3.70% to six-month LIBOR and an average cost of 9.09% during the six months preceding redemption. We replaced the redeemed debentures with a new $26 million tranche of junior subordinated debentures issued on July 31, 2007 with an initial rate of 6.74% and a repricing spread of 1.38% to three-month LIBOR. Other borrowings consist of retail repurchase agreements with customers, wholesale repurchase agreements with investment banking firms secured by certain investment securities as well as overnight federal funds borrowings from the FRBSF and correspondent banks. The average balance for other borrowings, consisting of $101 million in customer retail repurchase agreements and $13 million of Fed Funds, was $114 million for the year ended December 31, 2008, an increase of $31 million over the prior year. The related interest expense for other borrowings decreased by $943,000, to $2.3 million from $3.2 million for the respective periods, again reflecting significantly lower market interest rates. The average rate paid on other borrowings was 1.99% for the year ended December 31, 2008, compared to 3.88% in the prior year. Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates, although, similar to deposits, customer retail repurchase agreements have a lower degree of volatility than most market rates.

Provision and Allowance for Loan Losses. During the year ended December 31, 2008, the provision for loan losses was $62.5 million compared to $5.9 million from the prior year. As discussed in the Critical Accounting Policies section above and in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements. For 2008, the provision for loan losses was the most important factor contributing to our disappointing core operating results. The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs.

The significantly greater provision for loan losses for the year ended December 31, 2008 primarily reflects the substantial increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and our concerns that the increasing number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots. In particular, the increased provision for loan losses reflects our concern that higher levels of delinquencies and loan loss provisioning recently announced by a number of lenders in our markets could lead to significant additional discounting of property values in efforts to expedite problem loan resolutions. These concerns heightened during the two most recent quarters as additional evidence of over-supply and price declines for certain housing and related lot and land markets became more apparent. This was particularly the case in certain outlying areas of the Puget Sound and Portland regions, which had previously demonstrated fewer signs of stress than some of the other markets that we serve. Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deteriorating pace of economic activity has become a significant contributing factor. We recorded net charge-offs of $33.1 million for the year ended December 31, 2008, compared to $2.9 million for the prior year, and non-performing loans increased to $187 million at December 31, 2008, compared to $42 million at December 31, 2007. A comparison of the allowance for loan losses at December 31, 2008 and 2007 shows an increase of $29 million, to $75 million at December 31, 2008, from $46 million at December 31, 2007. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 1.90% at December 31, 2008, compared to 1.20% at December 31, 2007. The allowance as a percentage of non-performing loans decreased to 40% at December 31, 2008, compared to 108% a year earlier.

As of December 31, 2008, we had identified $211 million of impaired loans as defined by SFAS No. 114. Of those impaired loans, $92 million have related allowances for credit losses totaling $15 million. The remaining $119 million in impaired loans have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. Impaired loans with related allowances for credit losses that are individually evaluated for reserve needs total $53 million and account for $11 million of the allowances for impaired loans. Impaired loans with related allowances for credit losses that are collectively evaluated as homogeneous pools total $38 million and account for $4 million of the total allowance related to impaired loans.

We believe that the allowance for loan losses as of December 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated (dollars in thousands):

Table 14: Changes in Allowance for Loan Losses

	Years Ended December 31

	2008	2007	2006	2005	2004

Balance, beginning of period	$45,827	$35,535	$30,898	$29,610	$26,060
Allowances added through business combinations	—	7,276	—	—	—
Provision	62,500	5,900	5,500	4,903	5,644
Recoveries of loans previously charged off:

Commercial real estate	1,530	—	75	187	519
Multifamily real estate	—	—	—	6	—
Construction and land	192	62	507	259	14
One- to four-family real estate	45	338	77	—	3
Commercial business	471	678	1,112	713	986
Agricultural business, including secured by farmland	1,048	275	72	70	15
Consumer	185	138	55	91	50

	3,471	1,491	1,898	1,326	1,587

Loans charged off:

Commercial real estate	(7)	—	—	(521)	(1,313)
Multifamily real estate	—	—	—	(8)	—
Construction and land	(27,020)	(1,344)	—	(218)	(347)
One- to four-family real estate	(934)	(385)	(62)	(135)	(100)
Commercial business	(7,323)	(1,081)	(1,632)	(1,692)	(1,518)
Agricultural business, including secured by farmland	(60)	(650)	(759)	(1,886)	(41)
Consumer	(1,257)	(915)	(308)	(481)	(362)

	(36,601)	(4,375)	(2,761)	(4,941)	(3,681)

Net charge-offs	(33,130)	(2,884)	(863)	(3,615)	(2,094)

Balance, end of period	$75,197	$45,827	$35,535	$30,898	$29,610

Allowance for loan losses as a percent of total loans	1.90%	1.20%	1.20%	1.27%	1.41%
Net loan charge-offs as a percent of average outstanding loans during the period	0.84%	0.08%	0.03%	0.16%	0.11%
Allowance for loan losses as a percent of non-performing loans	40%	108%	253%	296%	186%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

Table 15: Allocation of Allowance for Loan Losses

	At December 31

	2008		2007		2006		2005		2004

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Specific or allocated loss allowances (1):

Commercial real estate	$4,199	25.6%	$3,771	23.2%	$5,129	20.1%	$4,566	22.8%	$5,046	26.2%
Multifamily real estate	87	3.8	934	4.4	886	5.0	839	5.9	539	5.1
Construction and land	38,253	26.3	7,569	32.0	11,717	37.4	7,223	28.4	5,556	24.2
One- to four-family real estate	752	15.1	1,987	14.8	1,420	14.5	860	17.0	782	16.7
Commercial business	16,533	17.2	19,026	18.3	10,513	15.8	9,741	18.1	9,226	18.9
Agricultural business, including secured by farmland	530	5.2	1,419	4.9	2,417	5.5	3,502	6.0	3,628	7.1
Consumer	1,730	6.8	3,468	2.4	903	1.7	561	1.8	464	1.8
Unallocated general loss allowance (1)	13,113	N/A	7,653	N/A	2,550	N/A	3,606	N/A	4,369	N/A

Total allowance for loan losses	$75,197	100.0%	$45,827	100.0%	$35,535	100.0%	$30,898	100.0%	$29,610	100.0%

(1)

We establish specific loss allowances when individual loans are identified that present a possibility of loss (i.e., that full collectibility is not reasonably assured). The remainder of the allocated and unallocated allowance for loan losses is established for the purpose of providing for estimated losses which are inherent in the loan portfolio.

Other Operating Income. Other operating income was $39.9 million for the year ended December 31, 2008, compared to $38.6 million for the prior year. Deposit fees and other service charge income increased by $5.0 million, or 30%, to $21.5 million for the year ended December 31, 2008, compared to $16.6 million for the prior year, significantly influenced by the increase in deposit balances from our acquisitions, yet also reflecting internally generated growth in customer transaction accounts and increased merchant credit card services. Changes in certain pricing schedules and interchange fees also contributed to the increased fee income. While deposit fees exhibited solid growth for the full year, the slowing economy did adversely affect our payment processing revenues beginning in the most recent quarter as activity levels for deposit customers, cardholders and merchants clearly declined compared to earlier in the year. Loan servicing fees also increased by $133,000, or 7%, to $2.0 million for the current year, compared to $1.8 million for the year ended December 31, 2007. Reflecting decreased mortgage banking activity, gain on sale of loans decreased by $225,000 to $6.0 million for the year ended December 31, 2008, compared to $6.3 million for the prior year. Loan sales for the year ended December 31, 2008 totaled $366 million, compared to $393 million for the prior year period. Gain on sale of loans in the current year included $267,000 of fees on $30 million of loans which were brokered and are not reflected in the volume of loans sold. By comparison, in the year ended December 31, 2007, gain on sale of loans included $945,000 of fees on $109 million of brokered loans. For the years ended December 31, 2008 and 2007, other income also includes net gains of $9.2 million and $11.6 million, respectively, for the change in valuation of financial instruments carried at fair value. The fair value adjustments in both years primarily reflect changes in the valuation of the junior subordinated debentures we have issued, which resulted in a large gain, partially offset by reductions in the values of the trust preferred securities, including collateralized debt obligations secured by pools of trust preferred securities, and Fannie Mae and Freddie Mac equity securities which we own.

Other Operating Expenses. Other operating expenses increased $132.5 million, or 104%, to $260.0 million, for the year ended December 31, 2008, from $127.5 million for the prior year. The write-off of $121.0 million of goodwill accounted for 91% of the increase. The remaining $11.4 million increase is primarily a result of the recent bank acquisitions and branch expansion evidenced by the increase in compensation, occupancy and miscellaneous expenses as locations, staffing and the volume of activity have expanded. Management has been keenly focused on expense discipline and while we are beginning to experience much of the anticipated efficiencies following last year’s acquisitions, the improvement is being significantly offset by increased FDIC deposit insurance expense and higher loan collection costs as a result of increased delinquencies. We also incurred $2.3 million of costs in connection with operating expenses and valuation adjustments for REO and other repossessed assets, an increase of $2.1 million in comparison with the prior year. Besides the effect of our three bank acquisitions in 2007, the current year’s expenses include operating costs associated with the opening of two new branch offices in 2008 in Portland, Oregon, and Bellevue, Washington, and ten branches at various times during 2007. Primarily reflecting these additions, occupancy costs increased by $3.1 million, or 15%, compared to one year earlier. In addition, the cost of FDIC insurance increased $3.6 million from a year ago and direct expenses associated with payment and card processing services increased by $1.6 as a result of growth in these fee generating activities. The current year’s operating expenses also included $2.8 million for amortization of the core deposit intangibles recorded in connection with three acquisitions, which was an increase of $947,000 compared to the year ended December 31, 2007. While we continued our strong commitment to advertising and marketing expenditures, marketing and advertising costs decreased $1.6 million, or 20%, to $6.7 million for the year ended December 31, 2008, compared to $8.3 million in the prior year. Other operating expenses as a percentage of average assets were 5.65% (3.02% excluding the goodwill write-off) for the year ended December 31, 2008, compared to 3.15% for the prior year, reflecting the increased expenses noted above. And, while we opened two new offices during the second quarter of 2008, we expect further improvement going forward as we capture additional efficiencies. Our efficiency ratio, adjusted to exclude the fair value adjustments and the goodwill write-off, increased to 77.91% for the year ended December 31, 2008, an increase from 72.18% in the prior year. The higher efficiency ratio primarily reflects the adverse effect of a narrower net interest margin on our profitability. Over time, we expect improvement in the ratio of operating expenses to average assets as a result of a more moderate pace of expansion and the maturing of recently opened branches. Further, we believe that this investment in our branch network will lead to a lower relative cost of funds and enhanced revenues over time which, combined with continued expense discipline, should result in an improved efficiency ratio and stronger operating results.

Income Taxes. Our normal, expected statutory income tax rate is 36.4%,representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively. Our effective tax rates for the years ended December 31, 2008 and 2007 were 5.25% and 32.6%, respectively. The effective tax rate in 2007 reflects the recording of tax credits related to certain Community Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies. The effective tax rate in 2008 reflects the previously mentioned tax credits and tax exempt income combined with relatively modest amounts of taxable income and, the significant effect of the goodwill write-off which is a non-deductible expense for tax purposes.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

General. For the year ended December 31, 2007, we had net income of $36.9 million, or $2.49 per share (diluted), compared to net income of $31.5 million, or $2.58 per share (diluted), for the year ended December 31, 2006. Further, our operating results for the year ended December 31, 2007 included an $11.6 million ($7.4 million net after-tax) gain as a result of changes in the valuation of financial instruments carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159. Excluding the net fair value adjustments, net income from core operations was $29.5 million, or $1.99 per share (diluted), for the year ended December 31, 2007. There was no similar adjustment for fair value in 2006; however, we did receive a $5.4 million insurance settlement in 2006. Excluding that settlement, net income from core operations was $28.1 million, or $2.30 per diluted share, in 2006. The increased net income from core operations reflected continued growth of loans and deposits, including growth from acquisitions, as well as changes in the mix of those assets and liabilities. Our operating results also included substantial increases in other operating expenses, particularly compensation, occupancy, information services, payment and card processing, amortization of core deposit intangibles, and miscellaneous expenses, reflecting the acquisitions and growth in locations, operations and staff as we continued to expand our franchise. We added 18 new branches through acquisition during the year ended December 31, 2007, and opened 10 new branches and relocated four others. In addition to the branches added through acquisition, new or relocated offices that contributed to the higher level of operating expenses during 2007 compared to the prior year include: Boise (2), Meridian and Nampa, Idaho; Baker City, Beaverton, La Grande, Portland and Tualatin, Oregon; plus Bellingham (2), Oak Harbor, Redmond, Federal Way, East Wenatchee, Selah and College Place, Washington. Operating expense in 2007 was also burdened with approximately $700,000 of one-time costs associated with completing the conversion of the former F&M Bank branches onto the Banner Bank data processing platform.

Net Interest Income. Net interest income before provision for loan losses increased to $149.7 million for the year ended December 31, 2007, compared to $126.9 million for the prior year, primarily as a result of the growth in average interest-earning assets and despite market pressures on the net interest margin as discussed below. The net interest margin of 3.99% for the year ended December 31, 2007 declined nine basis points from the prior year, primarily as a result of the effect of higher deposit costs but also because of the negative effect of non-accrual loans on asset yields. Subsequent to the Federal Reserve’s decision to stop increasing short-term interest rates after June 2006 and as a result of the lag effect on deposit pricing, increases in deposit costs generally exceeded increases in loan yields for the twelve months ended June 30, 2007. Further, following the Federal Reserve’s decision to lower interest rates beginning in September 2007, loan yields declined more significantly than deposit costs. Mitigating in part the adverse effects of these market forces on loan and deposit pricing, our average asset mix for the year ended December 31, 2007 reflected proportionately more loans, and fewer investment securities than for the same period a year earlier. At the same time, our average funding liability base had proportionately more deposits, including more non-interest-bearing deposits, and proportionately fewer borrowings than in the prior year. Reflecting generally higher market interest rates as well as these mix changes, the yield on earning assets for the year ended December 31, 2007 increased by seven basis points compared to the prior year, while funding costs for year ended December 31, 2007 increased by 19 basis points over the same period. Importantly, beginning in September 2007, the Federal Reserve began aggressively lowering short-term interest rates. The initial effect of lower short-term rates was to immediately reduce the yield on a significant portion of our loan portfolio, which, when combined with an increase in non-accrual loans, was particularly damaging to our net interest margin in the fourth quarter of 2007. Similar Federal Reserve policy actions continued in 2008, leading to further compression of our net interest margin over the course of that year as well.

Interest Income. Interest income for the year ended December 31, 2007 was $295.3 million, compared to $243.0 million one year earlier, an increase of $52.2 million, or 22%. The increase in interest income occurred as a result of a $637 million increase in the average balance of interest earning assets as well as a seven basis point increase in the average yield on those assets. The yield on average interest-earning assets increased to 7.88% for the year ended December 31, 2007, compared to 7.81% for the prior year. The increase in the yield on earning assets was achieved despite modestly lower loan yields as a result of significant growth in loans coupled with a reduction in lower yielding securities balances. Average loans receivable for the year ended December 31, 2007 increased by $670 million, or 24%, to $3.437 billion, compared to $2.768 billion for the year ended December 31, 2006. Interest income on loans for the year increased by $53.5 million, or 23%, to $281.1 million from $227.7 million for the prior year, reflecting the impact of the increase in average loan balances offset by a five basis point decrease in the average yield on loans. The decrease in average loan yield reflected the lower average level of market interest rates late in the year, following the Federal Reserve’s actions designed to lower those rates, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans. The decrease in average loan yields also reflected changes in the mix of the loan portfolio and slower turn-over in the construction and development portfolio which resulted in less recognition of deferred loan fee income, as well as the adverse effect of increased loan delinquencies. Additional factors were changes in the average credit risk profile of new borrowers and competitive pricing pressure which resulted in lower spreads and yields on new loan originations. The average yield on loans was 8.18% for the year ended December 31, 2007, compared to 8.23% in the prior year.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock decreased by $33 million for the year ended December 31, 2007, and, as a result, the interest and dividend income from those investments decreased by $1.2 million compared to the year ended December 31, 2006. The lower average balance was offset to some degree as the average yield on the securities portfolio and cash equivalents increased slightly to 4.57% for the year ended December 31, 2007, from 4.48% in the prior year. We received $222,000 in dividend income on our FHLB of Seattle stock in 2007, an increase of $186,000 compared to the prior year as the FHLB of Seattle received approval to resume paying its members cash dividends on a quarterly basis in the fourth quarter of 2006. The FHLB of Seattle ceased the payment of dividends beginning in the fourth quarter of 2004 through the third quarter of 2006 to improve its capital position. The FHLB of Seattle paid dividends for all of 2007 and for the first three quarters of 2008, but elected not to pay a dividend in the fourth quarter of 2008 as its capital position was again below the regulatory requirements.

Interest Expense. Interest expense for the year ended December 31, 2007 was $145.7 million, compared to $116.1 million for the comparable period in 2006, an increase of $29.6 million, or 25%. The increase in interest expense reflected a $594 million increase in average interest-bearing liabilities, coupled with a 19 basis point increase in the average cost of all interest-bearing liabilities to 4.03% for the year ended December 31, 2007, from 3.84% for the prior year. The higher interest expense reflected a large increase in average deposits of $796 million, partially offset by a $202 million decrease in FHLB advances, junior subordinated debentures and other borrowings, as well as an overall lower cost of those non-deposit funding sources. The effect of modestly higher average market rates for the year on the cost of these funds was partially mitigated by pricing characteristics noted below and as deposits, including non-interest-bearing deposits, became a proportionately larger source of funds.

Deposit interest expense increased $39.4 million, or 44%, to $129.4 million for the year ended December 31, 2007 compared to $90.0 million for the prior year, largely as a result of the significant deposit growth including growth due to our acquisitions, as well as an increase in the cost of interest-bearing deposits. Reflecting the acquisitions, branch expansion and other growth initiatives, average deposit balances increased $796 million, or 31%, to $3.332 billion for the year ended December 31, 2007, from $2.536 billion for the year ended December 31, 2006, while the average rate paid on deposit balances increased 33 basis points to 3.88%. Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates. In addition, non-interest-bearing deposits help mitigate the effect of higher market rates on our cost of deposits. This lower degree of volatility and lag effect for deposit pricing were evident in the modest increase in deposit costs as the Federal Reserve moved to increase short-term interest rates by 425 basis points from September 2004 to June 2006, and as it decreased short-term rates by 100 basis points from September 18, 2007 to December 31, 2007.

Average FHLB advances decreased to $88 million for the year ended December 31, 2007, compared to $295 million during the prior year, resulting in a $10.2 million decrease in the related interest expense. The average rate paid on FHLB advances for the year ended December 31, 2007 decreased to 4.74%, a decrease of 12 basis points compared to 4.86% for the year ended December 31, 2006, as we benefited from repaying certain higher cost advances. Junior subordinated debentures had an average balance of $117 million and an average cost of 7.61% for the year ended December 31, 2007. Junior subordinated debentures outstanding in the prior year had an average balance of $99 million with a higher average rate of 8.10%. Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months. The lower average cost of the junior subordinated debentures in the current year reflects a lower spread on the most recently issued debentures and the early redemption of a higher costing tranche of debentures, which was partially offset by the effect of increases in short-term market interest rates on earlier issues over the first nine months of the year. Other borrowings consist of retail repurchase agreements with customers and reverse repurchase agreements with investment banking firms secured by certain investment securities. The average balance for other borrowings decreased $11.8 million to $83 million for the year ended December 31, 2007, from $95 million for the prior year, while the related interest expense decreased $530,000, to $3.2 million from $3.7 million for the respective periods. The average balance of customer retail repurchase agreements increased by $1.5 million while the average balance of the wholesale borrowings from brokers decreased approximately $13.3 million. The average rate paid on other borrowings was 3.88% for the year ended December 31, 2007, compared to 3.96% for the prior year. Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits and FHLB advances.

Provision and Allowance for Loan Losses. During the year ended December 31, 2007, the provision for loan losses was $5.9 million compared to $5.5 million for the year ended December 31, 2006. The provision for loan losses for the year ended December 31, 2007 reflected an increase in delinquencies and non-performing loans, balanced against slower growth in the size of the loan portfolio, excluding the effects of the mergers, changes in the loan mix and a modest level of net charge-offs. There were net charge-offs of $2.9 million for the year ended December 31, 2007, compared to $863,000 one year earlier, and non-performing loans increased to $42 million at December 31, 2007, compared to $14 million at December 31, 2006. Generally, these non-performing loans reflected unique operating difficulties for the individual borrower rather than weakness in the overall economy of the Pacific Northwest, although slower sales in certain housing markets were clearly a significant contributing factor and the greatest increase in delinquencies and non-performing loans was centered in construction and land development loans. A comparison of the allowance for loan losses at December 31, 2007 and 2006 shows an increase of $10.3 million, including $7.3 million added through the acquisitions, to $46 million at December 31, 2007, from $35 million at December 31, 2006. The allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) remained unchanged at 1.20% for both December 31, 2007 and 2006. The allowance as a percentage of non-performing loans decreased to 108% at December 31, 2007, compared to 253% a year earlier.

As of December 31, 2007, we had indentified $44.8 million of impaired loans as defined by SFAS No. 114 and had established $3.2 million of loss allowances related to these loans.

Other Operating Income. Other operating income was $38.6 million for the year ended December 31, 2007, compared to $20.6 million for the year ended December 31, 2006. Excluding fair value adjustments recorded pursuant to the adoption of SFAS No. 159, core other operating income from core operations increased 32% to $27.0 million compared to $20.5 million in the prior year, largely as a result of increased deposit fees and service charges. Deposit fees and other service charge income increased by $5.2 million, or 45%, to $16.6 million for the year ended December 31, 2007, compared to $11.4 million for the year ended December 31, 2006, reflecting growth in customer transaction accounts and increased merchant credit card services, largely influenced by the increase in deposit balances from our acquisitions. Changes in certain pricing schedules and interchange fees also contributed to the increased fee income. Loan servicing fees increased to $1.8 million for the year ended December 31, 2007, compared to $1.3 million for the year ended December 31, 2006, as a result of growth in the Banks’ portfolios as well as in the amount of loans serviced for others. Although loan sales declined, gain on sale of loans increased by $446,000 to $6.3 million for the year ended December 31, 2007, compared to $5.8 million for the prior year as the average gain per sale improved from an abnormally low level in the earlier period. Loan sales for the year ended December 31, 2007 totaled $393 million, compared to $442 million for the prior year. Gain on sale of loans in the year ended December 31, 2007 included $945,000 of fees on $109.3 million of loans which were brokered and are not reflected in the volume of loans sold. By comparison, in the year ended December 31, 2006, gain on sale of loans included $789,000 of fees on $92.2 million of brokered loans. Other income also included a net gain of $11.6 million for the change in valuation of financial instruments now carried at fair value pursuant to the early adoption of fair value accounting under SFAS No. 159. This gain primarily resulted from changes in the value of the junior subordinated debentures that we have issued, caused by a significant change in the level of credit spreads demanded by buyers of that type of security as reflected in year-end market prices for comparable issues.

Other Operating Expenses. Other operating expenses increased $33.1 million, or 35%, to $127.5 million for the year ended December 31, 2007, from $94.4 million for the prior year, largely reflecting the growth resulting from our branch expansion strategy and the three acquisitions. Other operating expense from core operations, which excludes the 2006 insurance recovery, increased by 28% to $127.5 million for the year ended December 31, 2007, from $99.7 million for the prior year. Besides the acquisitions, the increase in expenses included operating costs associated with the opening of twelve new branch offices over the two-year period in Boise (2), Meridian and Nampa, Idaho, Baker City, Beaverton, La Grande, Portland and Tualatin, Oregon, and Bellingham (2) and Oak Harbor, Washington and the relocation and upgrading of our branch offices in College Place, Redmond, Federal Way, East Wenatchee and Selah, Washington. Primarily reflecting the additional branches and bank acquisitions, salary and employee benefits expense increased by $10.9 million, or 17%, and occupancy costs increased by $5.0 million, or 31%, compared to the same period a year earlier. In addition, compensation was higher as a result of general wage and salary increases, as well as increased per employee costs associated with benefit programs and employer-paid taxes. Further, direct expenses associated with payment and card processing services increased by $1.7 million, as a result of growth in these fee generating activities. We also increased our commitment to advertising and marketing expenditures, which were $8.3 million in the year ended December 31, 2007, compared to $7.4 million for the prior year. Operating expenses for 2007 also included $1.8 million for amortization of the core deposit intangibles recorded in connection with the acquisitions of F&M, SJFHC and NCW and approximately $700,000 of one-time costs associated with completing the conversion of the former F&M Bank branches onto the Banner Bank data processing platform. Other operating expenses from core operations (including the conversion costs) as a percentage of average assets increased to 3.15% for the year ended December 31, 2007, from 2.86% one year earlier, reflecting the impact of the acquisitions, integration and conversion costs and continuing startup costs associated with branch growth. Our efficiency ratio, adjusted to exclude fair value adjustments and the 2006 insurance recovery, increased to 72.18% for the year ended December 31, 2007 from 67.62% for the prior year.

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

Table 16, Analysis of Net Interest Spread, presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. (See footnotes.)

Table 16: Analysis of Net Interest Spread (dollars in thousands)

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006

Interest-earning assets:	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost

Mortgage loans	$2,904,350	$191,915	6.61%	$2,617,889	$214,674	8.20%	$2,109,162	$172,908	8.20%
Commercial/agricultural loans	934,564	58,141	6.22	742,915	60,997	8.21	610,954	51,104	8.36
Consumer and other loans	96,125	6,895	7.17	76,455	5,464	7.15	47,469	3,649	7.69

Total loans (1)	3,935,039	256,951	6.53	3,437,259	281,135	8.18	2,767,585	227,661	8.23

Mortgage-backed securities	97,586	4,639	4.75	125,396	5,832	4.65	169,047	7,860	4.65
Securities and deposits	210,869	10,953	5.19	147,633	8,120	5.50	137,543	7,462	5.43
FHLB stock dividends (reversal)	37,372	355	0.95	36,831	222	0.60	35,844	36	0.10

Total investment securities	345,827	15,947	4.61	309,860	14,174	4.57	342,434	15,358	4.48

Total interest-earning assets	4,280,866	272,898	6.37	3,747,119	295,309	7.88	3,110,019	243,019	7.81

Non-interest-earning assets	325,235			297,353			191,579

Total assets	$4,606,101			$4,044,472			$3,301,598

Interest-bearing liabilities:
Savings accounts	$552,762	14,459	2.62%	$523,278	21,448	4.10%	$243,275	9,188	3.78
Checking and NOW accounts (2)	874,199	5,796	0.66	801,981	10,995	1.37	604,275	7,594	1.26
Money market accounts	230,248	4,566	1.98	245,932	9,268	3.77	283,814	10,891	3.84
Certificates of deposit	2,064,803	85,493	4.14	1,760,907	87,709	4.98	1,404,790	62,314	4.44

Total deposits	3,722,012	110,314	2.96	3,332,098	129,420	3.88	2,536,154	89,987	3.55
Other interest-bearing liabilities:
FHLB advances	187,920	5,407	2.88	87,957	4,168	4.74	295,228	14,354	4.86
Other borrowings	114,077	2,271	1.99	82,796	3,214	3.88	94,613	3,744	3.96
Junior subordinated debentures	123,716	7,353	5.94	116,725	8,888	7.61	99,143	8,029	8.10

Total borrowings	425,713	15,031	3.53	287,478	16,270	5.66	488,984	26,127	5.34

Total interest-bearing liabilities	4,147,725	125,345	3.02	3,619,576	145,690	4.03	3,025,138	116,114	3.84

Non-interest-bearing liabilities	30,335			58,371			39,103

Total liabilities	4,178,060			3,677,947			3,064,241

Stockholders’ equity	428,041			366,525			237,357

Total liabilities and stockholders’ equity	$4,606,101			$4,044,072			$3,301,598

Net interest income/rate spread		$147,553	3.35%		$149,619	3.85%		$126,905	3.97%

Net interest margin			3.45%			3.99%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.21%			103.52%			102.81%

(footnotes follow tables)

Table 16: Analysis of Net Interest Spread (dollars in thousands) (continued)

	Year Ended December 31, 2005			Year Ended December 31, 2004

	Average Balance	Interest & Dividends	Yield/ Cost	Average Balance	Interest & Dividends	Yield/ Cost

Interest-earning assets:
Mortgage loans	$1,664,918	$122,198	7.34%	$1,374,037	$95,483	6.95%
Commercial/agricultural loans	567,556	40,154	7.07	488,671	28,634	5.86
Consumer and other loans	40,202	3,046	7.58	35,956	2,875	8.00

Total loans (1)	2,272,676	165,398	7.28	1,898,664	126,992	6.69

Mortgage-backed securities	296,419	13,336	4.50	386,710	16,882	4.37
Securities and deposits	263,789	11,455	4.34	272,446	11,176	4.10
FHLB stock	35,809	(29)	(0.08)	35,209	1,180	3.35

Total investment securities	596,017	24,762	4.15	694,365	29,238	4.21

Total interest-earning assets	2,868,693	190,160	6.63	2,593,029	156,230	6.03

Non-interest-earning assets	180,339			158,891

Total assets	$3,049,032			$2,751,920

Interest-bearing liabilities:
Savings accounts	$159,842	3,474	2.17	$71,466	973	1.36
Checking and NOW accounts (2)	542,613	4,118	0.76	464,147	2,512	0.54
Money market accounts	300,059	7,524	2.51	240,723	4,243	1.76
Certificates of deposit	1,119,702	37,137	3.32	1,032,736	27,339	2.65

Total deposits	2,122,216	52,253	2.46	1,809,072	35,067	1.94
Other interest-bearing liabilities:
FHLB advances	522,624	21,906	4.19	568,908	20,336	3.57
Other borrowings	68,339	1,765	2.58	72,916	1,051	1.44
Junior subordinated debentures	81,207	5,453	6.71	68,619	3,461	5.04

Total borrowings	672,170	29,124	4.33	710,443	24,848	3.50

Total interest-bearing liabilities	2,794,386	81,377	2.91	2,519,515	59,915	2.38

Non-interest-bearing liabilities	34,065			23,556

Total liabilities	2,827,542			2,542,210

Stockholders’ equity	220,581			208,849

Total liabilities and stockholders’ equity	$3,049,032			$2,751,920

Net interest income/rate spread		$108,783	3.72%		$96,315	3.65%

Net interest margin			3.79%			3.71%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.66%			102.92%

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortized net deferred loan fees are included with interest and dividends on loans.

(2)	Average balances include non-interest-bearing deposits.

Table 17, Rate/Volume Analysis, sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Effects on interest income attributable to changes in rate and volume (changes in rate multiplied by changes in volume) have been allocated between changes in rate and changes in volume.

Table 17: Rate/Volume Analysis (dollars in thousands)

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 Increase (Decrease) Due to			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 Increase (Decrease) Due to			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 Increase (Decrease) Due to

	Rate	Volume	Net	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets:
Mortgage loans	$(44,581)	$21,822	$(22,759)	$—	$41,766	$41,766	$15,473	$35,237	$50,710
Commercial/agricultural loans	(16,628)	13,772	(2,856)	(933)	10,826	9,893	7,716	3,234	10,950
Consumer and other loans	15	1,416	1,431	(272)	2,087	1,815	45	558	603

Total loans (1)	(61,194)	37,010	(24,184)	(1,205)	54,679	53,474	23,234	39,029	62,263

Mortgage-backed securities	123	(1,316)	(1,193)	—	(2,028)	(2,028)	431	(5,907)	(5,476)
Securities and deposits	(480)	3,313	2,833	98	560	658	2,397	(6,390)	(3,993)
FHLB stock	130	3	133	185	1	186	65	—	65

Total investment securities	(227)	2,000	1,773	283	(1,467)	(1,184)	2,893	(12,297)	(9,404)

Total net change in interest income on interest-earning assets	(61,421)	39,010	(22,411)	(922)	53,212	52,290	26,127	26,732	52,859

Interest-bearing liabilities:
Deposits (2)	(33,052)	13,946	(19,106)	9,011	30,422	39,433	26,200	11,534	37,734

FHLB advances	(2,114)	3,353	1,239	(346)	(9,840)	(10,186)	3,092	(10,644)	(7,552)
Junior subordinated debentures	(2,042)	507	(1,535)	(506)	1,365	859	1,763	216	1,979
Other borrowings	(3,382)	2,439	(943)	(203)	(327)	(530)	1,247	1,329	2,576

Total borrowings	(7,538)	6,299	(1,239)	(1,055)	(8,802)	(9,857)	6,102	(9,099)	(2,997)

Total net change in interest expense on interest-bearing liabilities	(40,590)	20,245	(20,345)	7,956	21,620	29,576	32,302	2,435	34,737

Net change in net interest income	$(20,831)	$18,765	$(2,066)	$(8,878)	$31,592	$22,714	$(6,175)	$24,297	$18,122

(1)	Average balances include loans accounted for on a nonaccrual basis and loans 90 days or more past due. Amortized net deferred loan fees are included with interest and dividends on loans.

(2)	Average balances include non-interest-bearing deposits.

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us. An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly. However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors. Further, as of December 31, 2008, many of the floating-rate loans with interest rate floors are in portions of the portfolio experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors. An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change. These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the recent narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in the first quarter of 2008, as asset yields declined while the reduction in deposit costs lagged. Further, in recent quarters, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions have created heightened competitive pricing pressures. As previously noted, our net interest margin has also been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.

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

Sensitivity Analysis

Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk. We also utilize economic value analysis, which addresses changes in estimated net economic value of equity arising from changes in the level of interest rates. The net economic value of equity is estimated by separately valuing our assets and liabilities under varying interest rate environments. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net economic value to changes in interest rates and provides an additional measure of interest rate risk.

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

Tables 15 and 15(a), Interest Rate Risk Indicators, set forth as of December 31, 2008 and 2007, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in economic value of equity based on the indicated interest rate environments. (Note: the range of interest rate changes is not identical in Table 15 and 15(a) as a result of the very low level of interest rates as of December 31, 2008.)

Table 18: Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2008 Estimated Increase (Decrease) in

Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity

+400	$12,203	7.9%	$(180,488)	(36.8)%
+300	7,690	5.0	(139,414)	(28.5)
+200	2,263	1.5	(98,285)	(20.1)
+100	132	0.1	(54,122)	(11.0)
0	0	0.0	0	0.0
-25	(809)	(0.5)	13,235	2.7
-50	(1,408)	(0.9)	38,246	7.8

Table 18(a): Interest Rate Risk Indicators (dollars in thousands)

	As of December 31, 2007 Estimated Increase (Decrease) in

Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Economic Value of Equity

+300	$6,997	4.1%	$(59,331)	(12.1)%
+200	4,930	2.9	(39,691)	(8.1)
+100	2,655	1.5	(17,875)	(3.6)
0	0	0.0	0	0.0
-100	(738)	(0.4)	7,799	1.6
-200	(1,743)	(1.0)	(2,823)	(0.6)
-300	(5,218)	(3.0)	(2,143)	(0.4)

(1)	Assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

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

Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate coincident with or in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of a severe change in market interest rates.

Tables 19 and 19(a), Interest Sensitivity Gap, present our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2008 and 2007. The tables set forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown. At December 31, 2008, total interest-earnings liabilities maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $260.7 million, representing a one-year cumulative gap to total assets ratio of 5.59%

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible. The interest rate risk indicators and interest sensitivity gaps as of December 31, 2008 and 2007 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Table 19: Interest Sensitivity Gap as of December 31, 2008

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$654,957	$17,519	$30,966	$1,419	$38	$(23,832)	$681,067
Fixed-rate mortgage loans	91,959	82,860	242,943	174,270	153,198	55,900	801,130
Adjustable-rate mortgage loans	608,078	148,180	393,414	202,618	5,861	(16,745)	1,341,406
Fixed-rate mortgage-backed securities	16,378	14,147	38,101	19,778	17,229	3,752	109,385
Adjustable-rate mortgage-backed securities	4,036	3,321	9,201	6,043	—	—	22,601
Fixed-rate commercial/agricultural loans	48,525	45,925	90,181	33,864	7,664	495	226,654
Adjustable-rate commercial/agricultural loans	590,980	11,063	41,509	19,040	463	(103)	662,952
Consumer and other loans	134,017	11,391	30,466	45,893	17,157	10,602	249,526
Investment securities and interest-earning deposits	153,683	7,861	12,915	11,950	26,666	57,458	270,533

Total rate sensitive assets	$2,302,613	$342,267	889,696	$514,875	$228,276	87,527	4,365,254

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	214,593	112,807	263,219	263,219	—	—	853,838
Money market deposit accounts	142,021	85,212	56,808	—	—	—	284,041
Certificates of deposit	852,313	671,023	562,322	41,934	4,273	—	2,131,865
FHLB advances	53,233	10,000	35,800	10,000	—	—	109,033
Other borrowings	—	—	—	—	—	—	—
Trust preferred securities	97,942	—	25,774	—	—	—	123,716
Retail repurchase agreements	145,081	—	—	150	—	—	145,231

Total rate sensitive liabilities	$1,505,183	$879,042	$943,923	$315,303	$4,273	$—	$3,647,724

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$797,430	$(536,775)	$(54,227)	$199,572	$224,003	$87,527	$717,530

Cumulative excess (deficiency) of interest-sensitive assets	$797,430	$260,655	$206,428	$406,000	$630,003	$717,530	$717,530

Cumulative ratio of interest-earning assets to interest-bearing liabilities	152.98%	110.93%	106.20%	111.14%	117.27%	119.67%	119.67%

Interest sensitivity gap to total assets	17.10%	(11.51)%	(1.16)%	4.28%	4.80%	1.88%	15.39%

Ratio of cumulative gap to total assets	17.10%	5.59%	4.43%	8.71%	13.51%	15.39%	15.39%

(footnotes follow Table 19(a))

Table 19(a): Interest Sensitivity Gap as of December 31, 2007

	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$780,293	$17,103	$32,119	$4,166	$233	$5	$833,919
Fixed-rate mortgage loans	101,052	69,014	181,012	110,084	126,801	45,024	632,987
Adjustable-rate mortgage loans	584,792	148,605	415,660	163,651	3,955	95	1,316,758
Fixed-rate mortgage-backed securities	7,202	6,558	23,239	14,352	18,965	6,304	76,620
Adjustable-rate mortgage-backed securities	1,859	1,734	7,465	3,994	11,152	—	26,204
Fixed-rate commercial/agricultural loans	48,514	39,193	102,331	41,199	21,010	78	252,325
Adjustable-rate commercial/agricultural loans	532,469	12,725	23,266	13,645	1,605	—	583,710
Consumer and other loans	90,178	11,951	32,226	43,971	17,056	1,044	196,426
Investment securities and interest-earning deposits	46,053	19,257	20,704	31,280	18,836	51,089	187,219

Total rate sensitive assets	$2,192,412	$326,140	$838,022	$426,342	$219,613	$103,639	$4,106,168

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	240,050	141,116	329,271	329,272	—	—	1,039,709
Money market deposit accounts	124,201	74,521	49,681	—	—	—	248,403
Certificates of deposit	856,334	756,808	185,747	40,895	8,446	—	1,848,230
FHLB advances	146,073	—	21,000	—	—	—	167,073
Other borrowings	—	—	—	—	—	—	—
Junior subordinated debentures	97,942	—	—	25,774	—	—	123,716
Retail repurchase agreements	91,296	—	—	428	—	—	91,724

Total rate sensitive liabilities	$1,555,896	$972,445	$585,699	$396,369	$8,446	$—	$3,518,855

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$636,516	$(646,305)	$252,323	$29,973	$211,167	$103,639	$587,313

Cumulative excess (deficiency) of interest-sensitive assets	$636,516	$(9,789)	$242,534	$272,507	$438,674	$587,313	$587,313

Cumulative ratio of interest-earning assets to interest-bearing liabilities	140.91%	99.61%	107.79%	107.76%	113.75%	116.69%	116.69%

Interest sensitivity gap to total assets	14.16%	(14.38)%	5.61%	0.67%	4.70%	2.31%	13.07%

Ratio of cumulative gap to total assets	14.16%	(0.22)%	5.40%	6.06%	10.76%	13.07%	13.07%

(footnotes follow table)

Footnotes for Tables 19 and 19(a): Interest Sensitivity Gap

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

(2) Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(322.6) million, or (6.9%) of total assets at December 31, 2008, and $(718.0) million, or (16.0%), at December 31, 2007. Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits that are included in the average balance calculations reflected in Table 16, Analysis of Net Interest Spread.

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

Our primary investing activity is the origination and purchase of loans. During the years ended December 31, 2008, 2007 and 2006, we purchased loans of $13 million, $23 million and $45 million, respectively, while loan originations, net of repayments, totaled $562 million, $607 million and $921 million, respectively. This activity was funded primarily by principal repayments on loans and securities, sales of loans, and deposit growth. During the years ended December 31, 2008, 2007 and 2006, we sold $366 million, $393 million and $442 million, respectively, of loans. Net deposit growth was $158 million, $826 million and $471 million for the years ended December 31, 2008, 2007 and 2006, respectively, with $560 million of the 2007 growth coming from acquisitions. Deposit activity in 2008 included net increases of $211 million and $26 million of brokered deposits and public funds. During 2007, brokered deposits decreased by $77 million while public funds increased by $83 million. Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time. FHLB advances (excluding fair value adjustments) decreased $58 million, $46 million and $88 million for the years ended December 31, 2008, 2007 and 2006, respectively. Other borrowings, including junior subordinated debentures (excluding fair value adjustments), increased $54 million for the year ended December 31, 2008, decreased $33 million for the year ended December 31, 2007, and increased $32 million for the year ended December 31, 2006.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. During the years ended December 31, 2008, 2007 and 2006, we used our sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals. In 2007 we also used approximately $33 million to fund the cash portion of the purchase price and acquisition costs of our three acquisitions. At December 31, 2008, we had outstanding loan commitments totaling $1.263 billion, including undisbursed loans in process and unused credit lines totaling $1.226 billion. While reflecting growth in the loan portfolio and lending activities, this level of commitments is proportionally consistent with our historical experience and does not represent a departure from normal operations. We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings. We maintain credit facilities with the FHLB-Seattle, which at December 31, 2008 provide for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $916 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $43 million. Advances under this credit facility totaled $109 million, or 2% of our assets at December 31, 2008. In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-for-Custody (BIC) program. Under this program we can borrow up to 75% of eligible loans not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $853 million. We utilized this facility on a limited basis during 2008; however, we had no funds borrowed from the Federal Reserve Bank at December 31, 2008.

At December 31, 2008, certificates of deposit amounted to $2.132 billion, or 56% of our total deposits, including $1.543 billion which were scheduled to mature within one year. While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital. The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements. The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets. At December 31, 2008, Banner Corporation and the Banks each exceeded all current regulatory capital requirements. (See Item 1, “Business–Regulation,” and Note 22 of the Notes to the Consolidated Financial Statements for additional information regarding Banner Corporation’s and Banner Bank’s regulatory capital requirements.

Table 18, Regulatory Capital Ratios, shows the regulatory capital ratios of Banner Corporation and its subsidiaries, Banner Bank and Islanders Bank, as of December 31, 2008, and minimum regulatory requirements for the Banks to be categorized as “well-capitalized.”

Table 20: Regulatory Capital Ratios

Capital Ratios	Banner Corporation	Banner Bank	Islanders Bank	“Well-capitalized” Minimum Ratio

Total capital to risk-weighted assets	13.11%	12.02%	13.27%	10.00%
Tier 1 capital to risk-weighted assets	11.86	10.76	12.51	6.00
Tier 1 leverage capital to average assets	10.32	9.40	10.74	5.00

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

Contractual Obligations at December 31, 2008

	Total	Due In One Year Or Less	Due In One to Three Years	Due In Three To Five Years	Due In More Than Five Years

(dollars in thousands)
Advances from Federal Home Loan Bank	$109,033	$53,000	$45,800	$10,000	$233
Junior subordinated debentures	123,716	—	—	—	123,716
Other borrowings (retail repurchase agreements)	145,230	145,080	—	—	150
Operating lease obligations	44,715	7,125	10,408	9,009	18,173
Operating lease obligations-Termination	—	—	—	—	—
Purchase obligation	12	12	—	—	—
Construction-related obligations	1,926	1,926	—	—	—

Total	$424,632	$207,143	$56,208	$19,009	$142,272

At December 31, 2008, we had commitments to extend credit of $1.263 billion. In addition, we have contracts with various vendors to provide services, including information processing, for periods generally ranging from one to five years, for which our financial obligations are dependent upon acceptable performance by the vendor. For additional information regarding future financial commitments, this discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this filing, including Note 32: “Financial Instruments With Off-Balance-Sheet Risk.”

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

          (a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2008, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          (b) Changes in Internal Controls: In the quarter ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting: Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

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

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2008.

Plan Category:	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders:	564,985	$21.56	none

Equity compensation plans not approved by security holders:	none	n/a	none

Total	564,985		none

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

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item contained under the sections captioned “Related Party Transactions” and “Director Independence” in the Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, is incorporated herein by reference.

ITEM 14 – Principal Accounting Fees and Services

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

See Index to Consolidated Financial Statements on page 77.

	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part 1, Item 1.

	(3)	Exhibits

See Index of Exhibits on page 135.

(b)		Exhibits

See Index of Exhibits on page 135.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banner Corporation

Date: March 16, 2009	/s/ D. Michael Jones

D. Michael Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Michael Jones	/s/ Lloyd W. Baker

D. Michael Jones	Lloyd W. Baker
President and Chief Executive Officer; Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Date: March 16, 2009	Date: March 16, 2009

/s/ David Casper	/s/ Robert D. Adams

David Casper	Robert D. Adams
Director	Director

Date: March 16, 2009	Date: March 16, 2009

/s/ Edward L. Epstein	/s/Jesse G. Foster

Edward L. Epstein	Jesse G. Foster
Director	Director

Date: March 16, 2009	Date: March 16, 2009

/s/ Gary Sirmon	/s/ Dean W. Mitchell

Gary Sirmon	Dean W. Mitchell
Chairman of the Board	Director

Date: March 16, 2009	Date: March 16, 2009

/s/ Brent A. Orrico	/s/Wilber Pribilsky

Brent A. Orrico	Wilber Pribilsky
Director	Director

Date: March 16, 2009	Date: March 16, 2009

/s/ Michael M. Smith	/s/Gordon E. Budke

Michael M. Smith	Gordon E. Budke
Director	Director

Date: March 16, 2009	Date: March 16, 2009

/s/ Constance H. Kravas	/s/ David A Klaue

Constance H. Kravas	David A. Klaue
Director	Director

Date: March 16, 2009	Date: March 16, 2009

/s/ Robert J. Lane	/s/ John R. Layman

Robert J. Lane	John R. Layman
Director	Director

Date: March 16, 2009	Date: March 16, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
BANNER CORPORATION AND SUBSIDIARIES
(Item 8 and Item 15(a)(1))

March 16, 2009

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

March 16, 2009

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

Management with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of Banner Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on its assessment, Management concluded that Banner Corporation maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2008 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Banner Corporation and Subsidiaries
Walla Walla, Washington

We have audited the accompanying consolidated statements of financial condition of Banner Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

 A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Banner Corporation and subsidiaries, as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Banner Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/Moss Adams LLP

Moss Adams LLP
Spokane, Washington
March 16, 2009

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)
December 31, 2008 and 2007

	2008	2007

ASSETS

Cash and due from banks	$102,750	$98,430

Securities—trading, cost $245,274 and $204,279, respectively	203,902	202,863
Securities—available-for-sale, cost $52,190 and none, respectively	53,272	—
Securities—held-to-maturity, fair value $60,530 and $54,721, respectively	59,794	53,516

Federal Home Loan Bank stock	37,371	37,371
Loans receivable:
Held for sale, fair value $7,540 and $4,680, respectively	7,413	4,596
Held for portfolio	3,953,995	3,805,021
Allowance for loan losses	(75,197)	(45,827)

	3,886,211	3,763,790

Accrued interest receivable	21,219	24,980
Real estate owned, held for sale, net	21,782	1,867
Property and equipment, net	97,647	98,098
Goodwill and other intangibles, net	13,716	137,654
Deferred income tax asset, net	5,528	—
Income taxes receivable, net	9,675	1,610
Bank-owned life insurance (BOLI)	52,680	51,483
Other assets	18,821	20,996

	$4,584,368	$4,492,658

LIABILITIES
Deposits:
Non-interest-bearing	$509,105	$484,251
Interest-bearing transactions and savings accounts	1,137,878	1,288,112
Interest-bearing certificates	2,131,867	1,848,230

	3,778,850	3,620,593

Advances from FHLB at fair value	111,415	167,045
Other borrowings	145,230	91,724
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	61,776	113,270
Accrued expenses and other liabilities	40,600	47,989
Deferred compensation	13,149	11,596
Deferred income tax liability, net	—	2,595

	4,151,020	4,054,812
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued	—	—
Preferred stock - Series A – liquidation preference $1,000 per share, 124,000 shares authorized and issued	115,915	—

Common stock - $0.01 par value per share, 25,000,000 shares authorized, 17,152,038 shares issued: 16,911,657 shares and 16,025,768 shares outstanding at December 31, 2008 and 2007, respectively	316,740	300,486
Retained earnings	2,150	139,636
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale and/or transferred to held to maturity	572	(176)
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost: 240,381 and 240,381 restricted shares outstanding at December 31, 2008 and 2007, respectively	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,850)	(7,960)
Liability for common stock issued to deferred, stock related, compensation plans	8,808	7,847

	(42)	(113)

	433,348	437,846

	$4,584,368	$4,492,658

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share data)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

			Restated
INTEREST INCOME:
Loans receivable	$256,951	$281,135	$227,661
Mortgage-backed securities	4,639	5,832	7,860
Securities and cash equivalents	11,308	8,342	7,498

	272,898	295,309	243,019

INTEREST EXPENSE:
Deposits	110,314	129,420	89,987
FHLB advances	5,407	4,168	14,354
Other borrowings	2,271	3,214	3,744
Junior subordinated debentures	7,353	8,888	8,029

	125,345	145,690	116,114

Net interest income before provision for loan losses	147,553	149,619	126,905

PROVISION FOR LOAN LOSSES	62,500	5,900	5,500

Net interest income	85,053	143,719	121,405

OTHER OPERATING INCOME:
Deposit fees and other service charges	21,540	16,573	11,417
Mortgage banking operations	6,045	6,270	5,824
Loan servicing fees	1,963	1,830	1,299
Miscellaneous	1,185	2,336	1,970

	30,733	27,009	20,510

Gain on sale of securities	—	—	65
Net change in valuation of financial instruments carried at fair value	9,156	11,574	—

Total other operating income	39,889	38,583	20,575

OTHER OPERATING EXPENSES:
Salary and employee benefits	76,104	75,975	65,116
Less capitalized loan origination costs	(8,739)	(10,683)	(11,448)
Occupancy and equipment	24,010	20,953	15,938
Information/computer data services	6,698	7,297	5,120
Payment and card processing expenses	6,993	5,415	3,714
Professional services	4,378	3,207	2,503
Advertising and marketing	6,676	8,310	7,441
Deposit Insurance	3,969	373	307
State/municipal business and use taxes	2,257	1,993	1,523
Amortization of core deposit intangibles	2,828	1,881	30
Insurance recovery, net proceeds	—	—	(5,350)
Goodwill write-off	121,121	—	—
Miscellaneous	13,725	12,768	9,487

Total other operating expenses	260,020	127,489	94,381

Income (loss) before provision (benefit from) for income taxes	(135,078)	54,813	47,599

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(7,085)	17,890	16,055

NET INCOME (LOSS)	$(127,993)	$36,923	$31,544

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	$689	$—	$—
Preferred stock discount accretion	161	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(128,843)	$36,923	$31,544

Earnings (loss) per common share (see Note 27)
Basic	$(7.94)	$2.53	$2.65
Diluted	$(7.94)	$2.49	$2.58
Cumulative dividends declared per common share	$0.50	$0.77	$0.73

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

			Restated

NET INCOME (LOSS)	$(128,843)	$36,923	$31,544

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $390, $0 and $(59)	692	—	(109)
Less adjustment for (gains) losses included in net income, net of income tax (benefit) of $0, $0 and $23	—	—	(42)
Amortization of unrealized gain on tax exempt securities transferred from available-for-sale to held-to-maturity	56	53	35

Other comprehensive income (loss)	748	53	(116)

COMPREHENSIVE INCOME (LOSS)	$(128,095)	$36,976	$31,428

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock and Paid in Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity

Balance, January 1, 2008	$300,486	$—	$139,636	$(176)	$(1,987)	$(113)	$437,846

Net income (loss)			(127,993)				(127,993)

Cumulative effect of adoption of EITF 06-4 relating to liabilities under split dollar life insurance arrangements			(617)				(617)

Change in valuation of securities—available-for-sale, net of income tax				692			692

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				56			56

Issuance of preferred stock with attached common stock warrant	8,246	115,754					124,000
Accretion of preferred stock discount		161	(161)				—

Accretion of dividends on preferred stock			(689)				(689)
Accrual of dividends on common stock ($.50/share cumulative)			(8,026)				(8,026)

Purchase and retirement of common stock	(14,266)						(14,266)

Proceeds from issuance of common stock for exercise of stock options	594						594

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses	21,021						21,021

Net issuance of stock through employer’s stock plans, including tax benefit	400						400

Amortization of compensation related to MRP						65	65

Forfeiture of MRP stock	(6)					6	—

Amortization of compensation related to stock options	265						265

BALANCE, December 31, 2008	$316,740	$115,915	$2,150	$572	$(1,987)	$(42)	$433,348

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock and Paid in Capital	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity

Balance, January 1, 2007 (Restated)	$137,981	$—	$117,754	$(2,852)	$(1,987)	$(289)	$250,607

Net income			36,923				36,923

Cumulative effect of early adoption of SFAS Nos. 157 & 159 Fair Value Option			(3,520)	2,623			(897)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				53			53

Accrual of dividends on common stock ($.77/share cumulative)			(11,521)				(11,521)

Purchase and retirement of common stock	(2,099)						(2,099)

Proceeds from issuance of common stock for exercise of stock options	1,715						1,715

Proceeds from issuance of common stock for stockholder reinvestment program	37,579						37,579

Net issuance of stock through employer’s stock plans, including tax benefit	58						58

Acquisitions:
Shares issued to the shareholders of F&M Bank (“F&M”)	77,993						77,993
Shares issued to the shareholders of San Juan Financial Holding Company (“SJFHC”)	35,134						35,134
Shares issued to the shareholders of NCW Community Bank (“NCW”)	11,773						11,773

Amortization of compensation related to MRP						159	159

Forfeiture of MRP stock	(17)					17	—

Amortization of compensation related to stock options	369						369

BALANCE, December 31, 2007	$300,486	$—	$139,636	$(176)	$(1,987)	$(113)	$437,846

Continued

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock and Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity

Balance, January 1, 2006 (Restated)	$131,598		$—	$94,950	$(2,736)	$(2,480)	$(475)	$220,857

Net income (Restated)				31,544				31,544

Change in valuation of securities—available-for-sale, net of income taxes					(116)			(116)

Accrual of dividends on common stock ($.73/share cumulative)				(8,740)				(8,740)

Purchase and retirement of common stock	(2,448)							(2,448)

Proceeds from issuance of common stock for exercise of stock options	4,467							4,467

Tax benefits realized from equity-based compensation	1,807							1,807

Proceeds from issuance of common stock for stockholder reinvestment program	122							122

Net issuance of stock through employer’s stock plans, including tax benefit	1,882					493		2,375

Amortization of compensation related to stock options	553							553

Amortization of compensation related to MRP							186	186

BALANCE, December 31, 2006 (Restated)	$137,981	$		$117,754	$(2,852)	$(1,987)	$(289)	$250,607

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(continued) (in thousands)
For the years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

COMMON STOCK—SHARES ISSUED AND OUTSTANDING
Common stock, shares issued, beginning of period	16,266	12,314	12,082

Purchase and retirement of common stock	(614)	(69)	(66)
Issuance of common stock for bank acquisitions	—	2,932	—
Issuance of common stock for exercised stock options and/or employee stock plans	31	93	295
Issuance of common stock for stockholder reinvestment program	1,469	996	3

Net number of shares issued during the period	886	3,952	232

COMMON SHARES ISSUED AND OUTSTANDING, END OF PERIOD	17,152	16,266	12,314

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)	(300)
Issuance/adjustment of earned shares	—	—	60

Number of shares, end of period	(240)	(240)	(240)

NET COMMON STOCK—SHARES OUTSTANDING	16,912	16,026	12,074

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

			Restated
OPERATING ACTIVITIES:
Net income (loss)	$(127,993)	$36,923	$31,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:			—
Depreciation	10,525	8,233	6,081
Deferred income and expense, net of amortization	1,510	(1,359)	(1,273)
Loss (gain) on sale of securities	(9)	1,504	(65)
Net change in valuation of financial instruments carried at fair value	(9,147)	(13,078)	—
Purchases of securities at fair value	(142,859)	(53,300)	—
Principal repayments and maturities of securities at fair value	84,529	35,268	—
Proceeds from sales of securities at fair value	17,255	76,462	—
Deferred taxes	(8,513)	4,922	155
Equity-based compensation	330	528	739
Tax benefits realized from equity-based compensation	(400)	(58)	(1,882)
Increase in cash surrender value of bank-owned life insurance	(1,197)	(1,979)	(1,597)
Loss (gain) on sale of loans, excluding capitalized servicing rights	(4,397)	(5,489)	(4,182)
Loss (gain) on disposal of real estate held for sale and property and equipment	450	(244)	(638)
Provision for losses on loans and real estate held for sale	63,323	5,900	5,500
Origination of loans held for sale	(369,219)	(392,170)	(442,683)
Proceeds from sales of loans held for sale	366,402	392,654	442,382
Goodwill write-off	121,121	—	—
Net change in:
Other assets	(469)	(303)	(2,109)
Other liabilities	(4,134)	(3,441)	11,771

Net cash (used) provided by operating activities	(2,892)	90,973	43,743

INVESTING ACTIVITIES:
Purchases of available for sale securities	(52,592)	—	(7,435)
Principal repayments and maturities of available for sale securities	407	—	37,983
Proceeds from sales of available for sale securities	—	—	3,065
Purchases of held to maturity securities	(7,981)	(6,707)	(508)
Principal repayments and maturities of securities held to maturity	1,640	980	3,521
Origination of loans, net of principal repayments	(192,843)	(215,173)	(478,416)
Purchases of loans and participating interest in loans	(13,086)	(23,137)	(44,506)
Purchases of property and equipment, net	(10,194)	(27,396)	(13,426)
Proceeds from sale of real estate held for sale, net	7,842	3,245	790
Cost of acquisitions, net of cash acquired	(150)	(10,603)	—
Other	(919)	(299)	(660)

Net cash used by investing activities	(267,876)	(279,090)	(499,592)

FINANCING ACTIVITIES
Increase in deposits	158,257	266,159	471,279
Proceeds from FHLB advances	132,800	266,335	1,822,400
Repayment of FHLB advances	(190,838)	(312,418)	(1,910,000)
Increase (decrease) in wholesale repurchase agreement borrowings, net	—	(26,359)	7,676
Increase (decrease) in other borrowings, net	53,506	(6,316)	(1,341)
Proceeds from issuance of preferred stock with common stock warrant	124,000	—	—
Proceeds from issuance of junior subordinated debentures	—	25,774	25,774
Investment in trust securities related to junior subordinated debentures	—	(774)	(774)
Repayment of trust securities	—	(25,774)	—
Cash dividends paid	(10,386)	(10,599)	(8,551)
Repurchases of stock, net of forfeitures	(14,266)	(2,099)	(2,448)
Tax benefits realized from equity-based compensation	400	58	1,882
ESOP shares earned	—	—	2,300
Cash proceeds from issuance of stock- net of registration costs	21,021	37,460	122
Exercise of stock options	594	1,715	4,467

Net cash provided by financing activities	275,088	213,162	412,786

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	4,320	25,045	(43,063)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	98,430	73,385	116,448

CASH AND DUE FROM BANKS, END OF PERIOD	$102,750	$98,430	$73,385

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)
(continued from prior page)

	2008	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$126,356	$142,912	$108,595
Taxes paid in cash	14,174	14,174	10,142
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income transferred to real estate owned and other repossessed assets	28,997	4,258	1,017
Net change in accrued dividends payable	1,671	922	189
Stock issued to/forfeited from MRP	6	—	—
Change in other assets/liabilities	1,471	1,705	1,810
Acquisitions:
Cash paid out in acquisitions	—	33,161	—
Fair value of assets acquired	—	791,714	—
Liabilities assumed in acquisitions	—	633,614	—
Stock based consideration issued for acquisitions	—	125,020	—

Adoption of EITF 06-4:
Accrual of liability for split-dollar life insurance	617	—	—

Adoption of SFAS Nos. 157 and 159:
Securities available-for-sale transferred to trading	—	226,153	—
FHLB advances adjustment to fair value	—	678	—
Junior subordinated debentures including unamortized origination costs adjustment to fair value	—	2,079	—
Deferred tax asset related to fair value adjustments	—	504	—

See notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of two wholly owned subsidiaries, Banner Bank and, subsequent to May 1, 2007, Islanders Bank, as explained below. Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of December 31, 2008, its 83 branch offices and 10 loan production offices located in Washington, Oregon and Idaho. Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington. Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System. Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC). The consolidated financial statements and results of operation presented in this report on Form 10-K include financial information for Islanders Bank and two other acquisitions, F&M Bank, Spokane, Washington, and NCW Community Bank, Wenatchee, Washington, which were merged into Banner Bank in 2007. (See Note 5 of the Selected Notes to Consolidated Financial Statements for additional information with respect to these acquisitions.)

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits, Federal Home Loan Bank (FHLB) advances, other borrowings and junior subordinated debentures. For 2008, the Company’s net income was also significantly impacted by a substantial goodwill impairment charge, unprecedented high levels of loan loss provisioning and net change in the value of financial instruments carried at fair value.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions, profits and balances have been eliminated.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition in the accompanying notes. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements. These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value and (iv) the valuation of goodwill. However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and the Company’s financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies since December 31, 2006, except for the adoption of Statements of Financial Accounting Standards (“SFAS”) Nos. 157 and 159 discussed below. For additional information on the adoption of this standard and the valuation of financial assets, see Notes 4 and 24 of the Notes to the Consolidated Financial Statements. For additional information concerning these critical accounting policies see Notes 1, 9, 10, 23 and 24 of the Notes to the Consolidated Financial Statements and the following:

Securities: Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity. Securities at fair value are also available for future liquidity requirements and may be sold prior to maturity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Securities classified as held-to-maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity and, if appropriate, any other-than-temporary impairment losses. Securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses on securities classified as available for sale and accounted for under the provisions of SFAS No. 115 are excluded from earnings and are reported net of tax as accumulated other comprehensive income, a component of stockholders’ equity, until realized. Securities classified as trading are also recorded at fair value. Unrealized holding gains and losses on securities classified as trading and accounted for under the provisions of SFAS No. 159 (at fair value) are included in earnings. (See Note 24 for a more complete discussion of SFAS No. 159.) Declines in the fair value of securities classified as held to maturity or available for sale below their cost that are deemed to be other-than-temporary are recognized in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses on sale are computed on the specific identification method and are included in operations on the trade date sold.

Investment in FHLB Stock: The Banks’ investments in Federal Home Loan Bank stock are carried at par value ($100 per share), which reasonably approximates its fair value. As members of the FHLB system, the Banks are required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Banks received dividend income on FHLB stock totaling $355,000, $222,000 and $36,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In the fourth quarter of 2008, due to a weakened capital position and financial performance stemming from the turmoil in the capital and mortgage markets, the FHLB of Seattle suspended dividend payment on all classes of stock.

Loans Receivable: The Banks originate residential mortgage loans for both portfolio investment and sale in the secondary market. At the time of origination, mortgage loans are designated as held for sale or held for investment. Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis. Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. The Banks also originate construction and land, commercial and multifamily real estate, commercial business, agricultural and consumer loans for portfolio investment. Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums. Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Interest is accrued as earned unless management doubts the collectability of the loan or the unpaid interest. Interest accruals are generally discontinued when loans become 90 days past due for interest. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Future collection of interest is included in interest income based upon an assessment of the likelihood that the loans will be repaid or recovered. A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the loan may be uncollectible. Such interest is then recognized as income only if it is ultimately collected.

Provision and Allowance for Loan Losses: The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves. The Company maintains an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies. Management has established systematic methodologies for the determination of the adequacy of our allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. The allowance for loan losses is increased by charging provisions for probable loan losses against income and value impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure.

The allowance for losses on loans is maintained at a level sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance. The reserve is based upon factors and trends identified at the time financial statements are prepared. Although management uses’ the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond its control. The adequacy of general and specific reserves is based on continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience and current economic conditions, as well as individual review of certain large balance loans. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment. Loans are considered impaired when, based on current information and events, management determines that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral and the current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported.

The methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in the loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances. Loss factors are based on historical loss experience adjusted for significant factors including the experience of other banking organizations that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The unallocated allowance is based upon evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. Beginning with the year ended December 31, 2007, the Company adjusted its loss factors in accordance with updated guidance from its regulators. The adjusted factors resulted in somewhat lower general and specific reserves; however, in the current economic environment, management’s judgment with respect to the appropriate level of loss provisioning and allowance resulted in a significantly greater amount of unallocated allowance than in prior periods. This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

While management believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

Goodwill and Other Intangible Assets: Goodwill and other intangible assets consists of goodwill, which represents the excess of purchase price over the fair value of net assets acquired by the Company, and core deposit premiums, which are amounts recorded related to the value of transaction-related deposits and to the value of the customer relationships with the deposits. The Company accounts for goodwill and other intangibles as provided for in SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangibles deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. The goodwill which has been recorded has been assigned to the one reporting segment, banking.

The Company engages an independent valuation consultant to review goodwill for impairment on an annual basis or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step One, used to identify potential impairment, compares the estimated fair value of the Company with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of goodwill with the carrying amount of the currently recorded goodwill. If the carrying amount of goodwill for that exceeds the implied fair value of the recorded goodwill, an impairment loss is recognized in an amount equal to that excess. Other identifiable intangible assets are reviewed at least annually for events or circumstances that could impact the recoverability of the intangible asset. These events could include loss of core deposits, increased competition or adverse changes in the economy. To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount.

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

Derivative Instruments: In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company adopted SFAS No. 133 effective January 1, 2001. Derivatives include “off-balance-sheet” financial products, the value of which is dependent on the value of underlying financial assets, such as stock, bonds, foreign currency, or a reference rate or index. Such derivatives include “forwards,” “futures,” “options” or “swaps.” The Company and the Banks generally have not invested in “off-balance-sheet” derivative instruments, although investment policies authorize such investments. However, as a result of the acquisition of F&M, the Company became a party to approximately $23.0 million ($20.1 million as of December 31, 2008) in notional amounts of interest rate swaps. These swaps serve as hedges to an equal amount of fixed rate loans which include market value prepayment penalties that mirror the provision of the specifically matched interest rate swaps. The fair value adjustments for these swaps and the related loans are reflected in other assets or other liabilities as appropriate, and in the carrying value of the hedged loans. Further, as a part of mortgage banking activities, the Company issues “rate lock” commitments to borrowers and obtain offsetting “best efforts” delivery commitments from purchasers of loans. While not providing any trading or net settlement mechanisms, these off-balance-sheet commitments do have many of the prescribed characteristics of derivatives and as a result are accounted for as such in accordance with SFAS No. 133, as amended. On December 31, 2008, the Company and the Banks had no other investment-related off-balance-sheet derivatives.

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

Employee Stock Ownership Plan: The Company loaned the Employees Stock Ownership Plan (ESOP) the funds necessary to fund the purchase of 8% of the Company’s initial public offering of common stock. The loan to the ESOP is repaid principally from the Company’s contribution to the ESOP, and the collateral for the loan is the Company’s common stock purchased by the ESOP. Annually, in consultation with the Company’s directors, the ESOP’s trustees determine if the contribution will be used to make a payment on the loan or purchase shares in the open market. When the contribution is used to repay debt, shares are released from collateral based on the proportion of debt service paid in the year and allocated to participants’ accounts. When shares are released from collateral, compensation expense is recorded equal to the average current market price of the shares, and the shares become outstanding for earnings-per-share calculations. When the contribution is used to purchase shares in the open market, compensation expense is recorded in the amount of the contribution. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts. Dividends on unallocated shares are used to fund a portion of the Company’s contribution to the ESOP (see additional discussion in Note 17).

Equity-Based Compensation: At December 31, 2008, the Company had the following stock-based employee/director compensation plans: a stock grant plan (the 1996 Management Recognition and Development Plan), three stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan) and the Banner Corporation Long-Term Incentive Plan. These plans are described more fully in Note 18.

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

The Banner Corporation Long-Term Incentive Plan was initiated in June 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of the Company’s common stock (the excess of the fair market value of a share of the Company’s common stock on the date of vesting over the fair market value of such share on the date granted) plus dividends declared on the Company’s common stock and changes in Banner Bank’s average earnings rate. Under SFAS 123(R), awards granted through the plan are considered stock appreciation rights (SARs). Under SFAS 123(R), the Company is required to remeasure the fair value of a SAR each reporting period until the award is settled and compensation expense must be recognized each reporting period for changes in the SAR’s fair value and vesting.

Wholesale Repurchase Agreements: The Company periodically enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company transfers legal control over the assets but still retains effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, repurchase agreements are accounted for as financing arrangements and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statements of Financial Condition while the dollar amount of securities underlying the agreements remains in the respective asset accounts. Those securities are classified as encumbered.

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

Note 2: RESTATEMENT UNDER SECURITIES AND EXCHANGE COMMISSION STAFF ACCOUNTING BULLETIN (SAB) 108

In connection with reviewing its previous accounting for the tax (benefits) provisions related to stock-based compensation for our ESOP share releases, exercises of non-qualified stock options and distributions of stock from deferred compensation plans, management determined there were net immaterial errors in the reporting in prior period financial statements. These errors resulted in the understatement of previously reported income tax provisions as a result of the difference between the tax and book accounting basis for ESOP share releases to individual participants, as well as benefits to stockholders’ equity from the release of the Company’s shares of common stock in connection with the exercise of stock options or deferred compensation distributions. The effects of these adjustments were an increase of $619,000 in the provision for income taxes for the year ended December 31, 2006, as well as a cumulative reduction of $2.4 million in retained earnings and increases of $2.8 million and $380,000, respectively, in common stock (paid-in capital) and total stockholders’ equity as of December 31, 2006.

Management and the Board of Directors concluded that while the amounts related to individual years were immaterial, in the aggregate they resulted in cumulative adjustments that required the restatement of certain previously reported financial statements that are shown for comparative purposes in these financial statements. The restatement has had no impact on management’s previous conclusions regarding the effectiveness of internal controls over financial reporting and disclosure controls and procedures for the years ended December 31, 2006.

The following tables summarize the impact of the restatement discussed above on the previously issued Consolidated Financial Statements as of December 31, 2006 and for the year ended December 31, 2006 (dollars in thousands).

	Year Ended December 31, 2006

	As Previously Reported Rate	Adjustment	Restated

Consolidated Statement of Financial Condition

Income taxes payable	$2,504	$(380)	$2,124

Common stock	135,149	2,832	137,981
Retained earnings	120,206	(2,452)	117,754

Total stockholders’ equity	250,986	380	250,607

Consolidated Statements of Income

Provision for income taxes	$15,436	$619	$16,055
Net income	32,163	(619)	31,544

Earnings per common share
Basic	$2.70	$(0.05)	$2.65
Diluted	$2.63	$(0.05)	$2.58

Consolidated Statements of Comprehensive Income

Net income	$32,163	$(619)	$31,544
Comprehensive income	32,047	(619)	31,428

Consolidated Statements of Changes in Stockholders’ Equity

Net income	$32,163	$(619)	$31,544
Tax benefit from exercise of stock options and other stock based deferred compensation	—	1,807	1,807
Common stock	135,149	2,832	137,981
Retained earnings	120,206	(2,452)	117,754

Consolidated Statements of Cash Flows

Operating activities
Net income	$32,163	$(619)	$31,544
Tax benefits realized from equity-based compensation	(75)	(1,807)	(1,882)
Net change in other liabilities	11,001	619	11,620

Financing activities
Tax benefits from equity-based compensation	75	1,807	1,882

Note 3: RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

Participation in the U.S. Treasury’s Capital Purchase Program: On November 21, 2008, Banner Corporation received $124 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program. The Company issued $124 million in senior preferred stock, with a related warrant to purchase up to $18.6 million in common stock, to the U.S. Treasury. The warrant provides the Treasury the option to purchase up to 1,707,989 shares of Banner Corporation common stock at a price of $10.89 per share at any time during the next ten years. The preferred stock will pay a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company. The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury. A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.ustreas.gov/initiatives/eesa.

Goodwill write-off: As a result of the significant decline in Banner Corporation’s stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, the Company decided to reduce the carrying value of goodwill in the Consolidated Statements of Financial Condition by recording $50 million write-down in the second quarter and, in response to worsening economic indicators and further price declines, an additional $71 million write-down in the fourth quarter of 2008. The total $121 million write-off of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations. The adjustment brought book value and tangible book value more closely in line with each other and more accurately reflected current market conditions. Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements. (See Note 23 of the Selected Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.)

Fannie Mae and Freddie Mac Stock Valuation: In September 2008, the United States Treasury announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) into conservatorship under the authority of the Federal Housing Finance Agency. As of June 30, 2008, Banner Corporation owned both common and preferred equity securities issued by Fannie Mae and Freddie Mac with a combined book value of $6.9 million. At December 31, 2008, the fair value of these securities had declined to approximately $227,000, with the decrease in the value included in the net fair value adjustments detailed in Note 24, Fair Value Accounting and Measurement. The Company does not anticipate a meaningful recovery with respect to the valuation of that stock.

Stock Repurchase and Option Exercise Activity: On July 26, 2007, the Board of Directors authorized the purchase of up to 750,000 shares of our outstanding common stock over the next twelve months. The Company purchased 663,600 shares of stock at the time the program expired, without renewal, on July 26, 2008. During the year ended December 31, 2008, the Company repurchased 605,800 shares of our common stock under this program in a series of open market transactions at an average price of $23.20 per share. The program was not renewed when it expired on July 26, 2008.

In addition to shares repurchased under this program, during the year ended December 31, 2008, the Company purchased 8,103 shares as consideration for the exercise of certain vested stock options at current market prices on the date of exercise. In total, we issued 30,611 shares of common stock on exercise of vested options during the year ended December 31, 2008.

Issuance of Shares through Dividend Reinvestment and Direct Stock Purchase and Sale Plan and Exercise of Options: On October 23, 2007, the Board of Directors authorized the registration and issuance of an additional 1,000,000 shares of common stock and, on July 22, 2008, the Board of Directors authorized the registration and issuance of an additional 3,000,000 shares of common stock through continuation of the DRIP. During the year ended December 31, 2008, the Company added to its capital structure by issuing 1,469,381 shares at an average price, net of issuance costs, of $14.41 per share through the DRIP. In addition, during 2007 the Company issued a net 82,318 shares in connection with the exercise of vested stock options, and in the fourth quarter of the year ended December 31, 2007 the Company purchased 57,800 shares of its stock on the open market. This combined stock issuance and the stock repurchase provided a net $37.2 million increase in capital during the year ended December 31, 2007.

Acquisitions of F&M Bank, San Juan Financial Holding Company and NCW Community Bank: The Company completed the acquisitions of F&M Bank (F&M) and San Juan Financial Holding Company (SJFHC) effective May 1, 2007, and NCW Community Bank (NCW) effective October 10, 2007. SJFHC was merged into Banner Corporation and its wholly owned subsidiary, Islanders Bank, has continued operations as a subsidiary of Banner Corporation. F&M and NCW were merged into Banner Bank upon acquisition and now operate under the Banner Bank name. The financial results for the year to date ended December 31, 2008 include the assets, liabilities and results of operations for all three of the acquired companies. The financial results for the year to date ended December 31, 2007 include the assets and liabilities acquired in the F&M and SJFHC transactions as well as the impact of those two acquisitions subsequent to May 1, 2007 as reported in the results of operations. (See Note 5 of Selected Notes to Consolidated Financial Statements for additional information with respect to these acquisitions.)

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

Note 4: ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Recently Adopted Accounting Standards: In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 implemented a change in accounting principle that required the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. On January 1, 2008, the Company adopted EITF 06-4 and recognized the effects of this change in accounting principle through a $617,000 cumulative effect adjustment charge to opening retained earnings and an increase in benefit plan reserve liability of the same amount. The Company recorded an expense of $64,000 in 2008 from the adoption of EITF 06-4.

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

Upon adoption of SFAS No. 159, the Company selected fair value measurement for all of its “available for sale” investment securities, FHLB advances and junior subordinated debentures, which had fair values of approximately $226.2 million, $176.8 million and $124.4 million, respectively, on January 1, 2007. The initial fair value measurement of these instruments resulted in a $3.5 million adjustment for the cumulative effect, net of tax, as a result of the change in accounting, which was recorded as a reduction in retained earnings as of January 1, 2007, and which under SFAS No. 159 has not been recognized in current earnings. While the adjustment to retained earnings is permanent, approximately $2.6 million of the amount was previously reported as accumulated other comprehensive loss at December 31, 2006, so the reduction in total stockholders’ equity was $897,000 on January 1, 2007. Following the initial election, changes in the value of financial instruments recorded at fair value are recognized as gains or losses in earnings in subsequent financial reporting periods. As a result of the adoption of SFAS No. 159 and changes in the fair value measurement of the financial assets and liabilities noted above, the Company recorded a net gain of $11.6 million ($7.4 million after tax) for the year ended December 31, 2007. (For further information, see Note 24 of the Selected Notes to the Consolidated Financial Statements.)

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

Recently Issued Accounting Pronouncements: In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 for the quarter ended December 31, 2008 and the effect of adoption on the consolidated financial statements was not material.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management is in the process of reviewing the potential impact of SFAS 141(R). The adoption of SFAS 141(R) could have a material impact to the consolidated financial statements for business combinations entered into after the effective date of SFAS 141(R). Also, any tax contingencies related to acquisitions prior to the effective date of SFAS 141(R) that are resolved after the adoption of SFAS 141(R) would be recorded through current earnings, and also could have a material impact to the consolidated financial statements.

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

On May 1, 2007, the Company completed the acquisition of San Juan Financial Holding Company (SJFHC), the parent company of Islanders Bank, Friday Harbor, Washington, in a stock and cash transaction valued at approximately $41.6 million, with $6.2 million of cash and 819,209 shares of Banner common stock, for 100% of the outstanding common shares of SJFHC. SJFHC was merged into Banner Corporation and Islanders Bank has continued to operate as a separate subsidiary of Banner Corporation. The results of its operations are included in the Company’s consolidated operations beginning in the quarter ended June 30, 2007.

On October 10, 2007, the Company completed the acquisition of NCW Community Bank (NCW), Wenatchee, Washington, in a stock and cash transaction valued at approximately $18.5 million, with $6.5 million of cash and 339,860 shares of Banner Corporation common stock, for 100% of the outstanding common shares of NCW. NCW was merged into Banner Bank and the results of its operations are included in BannerBank’s consolidated operations beginning in the fourth quarter of 2007.

The acquisitions were accounted for as purchases in accordance with SFAS No. 141. Accordingly, the purchase prices were allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date as summarized in the following table.

Date of acquisition	F&M May 1, 2007 (in thousands)	SJFHC May 1, 2007 (in thousands)	NCW October 10, 2007 (in thousands)	Total (in thousands)

New shares issued in acquisition	1,773,402	819,209	339,860	2,932,471

Cash paid to shareholders	$19,404	$6,159	$6,505	$32,068
Total value of Banner’s common stock exchanged with acquiree’s shareholders	78,030	35,177	11,813	125,020
Transaction closing costs	756	318	168	1,242

Total purchase price	$98,190	$41,654	$18,486	$158,330

Allocation of purchase price
Acquisitions’ equity	$32,987	$16,782	$9,601	$59,370
Adjustments to record assets and liabilities at estimated fair value
Loans	(195)	(604)	(90)	(889)
Premises and equipment	3,315	1,800	—	5,115
Core deposit intangible (CDI)	10,867	6,147	1,245	18,259
Deposits	(336)	37	(197)	(496)
Deferred taxes, net	(4,916)	(2,659)	(345)	(7,920)

Estimated fair value of net assets acquired	41,722	21,503	10,214	73,439

Goodwill resulting from acquisition	$56,468	$20,151	$8,272	$84,891

The fair value of assets and liabilities of acquired institutions at the date of acquisition follows:

Date of acquisition	F&M May 1, 2007 (in thousands)	SJFHC May 1, 2007 (in thousands)	NCW October 10, 2007 (in thousands)	Total (in thousands)

Cash	$12,056	$7,449	$2,916	$22,421
Securities –available for sale	6,768	26,263	1,200	34,231
Federal funds sold and interest bearing deposits at banks	137	—	—	137
Loans-net of allowance for loan losses of $4,528, $1,429 and $1,319, respectively	389,290	116,999	90,522	596,811
Premises and equipment, net	11,872	5,756	3,012	20,640
BOLI	8,662	2,315	—	10,977
Other assets	7,528	2,082	1,597	11,207
Goodwill	56,468	20,151	8,272	84,891
Core deposit intangible (CDI)	10,867	6,298	1,245	18,410

Total assets	503,648	187,313	108,764	799,725

Deposits	(348,822)	(124,264)	(86,756)	(559,842)
Advances from Federal Home Loan Bank	(20,000)	(15,726)	—	(35,726)
Federal funds purchased and other borrowings	(19,625)	—	(1,590)	(21,215)
Other liabilities	(17,011)	(5,669)	(1,932)	(24,612)

Total liabilities	(405,458)	(145,659)	(90,278)	(641,395)

Net assets acquired	$98,190	$41,654	$18,486	$158,330

The CDI asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized using an accelerated method over an estimated useful life of eight years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for the Banks over the fair values of the assets acquired, net of the fair values of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. During the year ended December 31, 2008, we recorded a goodwill impairment charge of $121 million. (See Note 23 of the Selected Notes to Consolidated Financial Statements.) No impairment losses have been recognized in connection with core deposit intangibles during the period from acquisition to the end of the current reporting period.

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

Pro Forma Financial Information – Unaudited
(in thousands except per share data)

	Year Ended December 31, 2007

	Four Months Ended April 30, 2007			9.3 Months Ended October 9, 2007	F&M Pro Forma Adjustments		SJFHC Pro Forma Adjustments		NCW Pro Forma Adjustments		Pro Forma Consolidated

	Banner	F&M	SJFHC	NCW

Net interest income before provision for loan losses	$149,619	$5,803	$2,074	$4,034	$(95	) (A)	$38	(A)	$22	(A)	$161,495
Provision for loan losses	5,900	1,028	20	155	—		—		—		7,103
Other operating income	38,583	1,375	599	158	—		(22	) (B)	—		40,693
Other operating expense	127,489	13,425	3,109	3,879	(7,341	) (C)	(937	) (D)	(1,186	) (E)	138,438

Income (loss) before provision for income taxes (benefits)	54,813	(7,275)	(456)	158	7,246		953		1,208		56,647
Provision for income taxes (benefits)	17,890	(2,612)	270	51	2,609	(F)	343	(F)	435	(F)	18,986

Net income (loss)	$36,923	$(4,663)	$(726)	$107	$4,637		$610		$773		$37,661

Basic earnings per share	$2.53										$2.40
Diluted earning per share	$2.49										$2.36

Basic weighted average shares outstanding	14,581	686	120	346	583	(G)	270	(G)	257	(G)	15,691
Diluted weighted average shares outstanding	14,383	686	120	346	583	(G)	270	(G)	257	(G)	15,948

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M, SJFHC and NCW assuming acquired January 1, 2006.

(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition.

(C)	Reversal of merger related expenses of $7.8 million, offset by additional core deposit amortization of $470,000 assuming acquired January 1, 2006.

(D)	Reversal of merger related expenses of $1.3 million, offset by additional core deposit amortization of $320,000 assuming acquired January 1, 2006.

(E)	Reversal of merger related expenses of $1.3 million, offset by additional core deposit amortization of $137,000 assuming acquired January 1, 2006.

(F)	Income tax effect of pro forma adjustments at 36%.

(G)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M, 2.2503 to 1 for SJFHC and 0.7438 to 1 for NCW.

Pro Forma Financial Information – Unaudited
(in thousands except per share data)

	Year Ended December 31, 2006

	Banner	F&M	SJFHC	NCW	F&M Pro Forma Adjustments		SJFHC Pro Forma Adjustments		NCW Pro Forma Adjustments		Pro Forma Consolidated

Net interest income before provision for loan losses	$126,905	$16,659	$7,073	$4,008	$333	(A)	$225	(A)	$195	(A)	$155,398
Provision for loan losses	5,500	774	42	159	—		—		—		6,475
Other operating income	20,575	4,459	1,474	147	—		(137	) (B)	—		26,518
Other operating expense	94,381	15,586	5,356	2,668	1,739	(C)	943	(C)	199	(C)	120,872

Income before provision for income taxes	47,599	4,758	3,149	1,328	(1,406)		(855)		(4)		54,569
Provision for income taxes	16,055	1,569	952	457	(506	) (D)	(308	) (D)	(1	) (D)	18,218

Net income	$31,544	$3,189	$2,197	$871	$(900)		$(547)		$(3)		$36,351

Basic earnings per share	$2.65										$2.46
Diluted earning per share	$2.58										$2.40

Basic weighted average shares outstanding	11,906	2,030	364	402	1,726	(E)	819	(E)	299	(E)	14,750
Diluted weighted average shares outstanding	12,239	2,069	364	415	1,759	(E)	819	(E)	309	(E)	15,126

(A)	Consists of net accretion of fair value adjustments related to the acquisitions of F&M Bank, SJFHC and NCW assuming acquired January 1, 2006.

(B)	Reversal of effects of equity in earnings of San Juan Title Company not acquired in acquisition.

(C)	Core deposit amortization assuming acquired January 1, 2006.

(D)	Income tax effect of pro forma adjustments at 36%.

(E)	Additional shares issued at an exchange rate of 0.85 to 1 for F&M, 2.2503 to 1 for SJFHC and 0.7438 to 1 for NCW.

Note 6: CASH, DUE FROM BANKS AND CASH EQUIVALENTS

Cash, due from banks and cash equivalents consisted of the following (dollars in thousands):

	December 31

	2008	2007

Cash on hand and due from banks	$99,230	$98,120
Cash equivalents:
Short-term cash investments	3,520	211
Federal funds sold	—	99

	$102,750	$98,430

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and short-term deposits with original maturities of less than 90 days.

Federal regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were required reserves of $12.5 million and $16.2 million at December 31, 2008 and 2007, respectively.

Note 7: SECURITIES

Securities—Trading: The amortized cost and estimated fair value of securities trading at fair value under SFAS Nos. 157 at December 31, 2008 are summarized as follows; see Note 24 for further discussion (dollars in thousands):

	December 31, 2008

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$69,817	$590	$(18)	$70,389	34.5%
Municipal bonds:
Taxable	1,990	54	(3)	2,041	1.0%
Tax exempt	9,954	77	(43)	9,988	4.9%

Total municipal bonds	11,944	131	(46)	12,029	5.9%

Corporate bonds	76,497	—	(36,277)	40,220	19.7%

Mortgage-backed or related securities:
FHLMC certificates	28,444	258	—	28,702	14.1%
FHLMC collateralized mortgage obligations	6,774	62	—	6,836	3.4%

Total FHLMC mortgage-backed securities	35,218	320	—	35,538	17.5%

FNMA certificates	31,939	667	—	32,606	16.0%
FNMA collateralized mortgage obligations	12,935	26	(75)	12,886	6.3%

Total FNMA mortgage-backed securities	44,874	693	(75)	45,492	22.3%

Equity securities:
FHLMC stock	1,022	—	(991)	31	—%
FNMA stock	5,888	—	(5,692)	196	0.1%
Other	14	—	(7)	7	—

	$245,274	$1,734	$(43,106)	$203,902	100.0%

Proceeds from sales of securities—trading at fair value during the year ended December 31, 2008 were $17,255,000. Gross gains of $44,000 and gross losses of $35,000 were realized on those sales. Net unrealized holding losses of $39,939,000 were recognized on securities—trading carried at fair value for the year ended December 31, 2008.

Note 7: SECURITIES (continued)

	December 31, 2007

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

U.S. Government and agency obligations	$29,857	$163	$(5)	$30,015	14.8%
Municipal bonds:
Taxable	2,010	33	—	2,043	1.0%
Tax exempt	7,099	92	(11)	7,180	3.5%

Total municipal bonds	9,109	125	(11)	9,223	4.5%

Corporate bonds	57,461	758	(2,094)	56,125	27.7%

Mortgage-backed or related securities:
FHLMC certificates	32,818	—	(438)	32,380	16.0%
FHLMC collateralized mortgage obligations	8,600	11	(40)	8,571	4.2%

Total FHLMC mortgage-backed securities	41,418	11	(478)	40,951	20.2%

GNMA certificates	2,736	2	(6)	2,732	1.4%

FNMA certificates	41,576	54	(253)	41,377	20.3%
FNMA collateralized mortgage obligations	15,192	—	(478)	14,714	7.3%

Total FNMA mortgage-backed securities	56,768	54	(731)	56,091	27.6%

Equity securities:
FHLMC stock	1,023	761	(198)	1,586	0.8%
FNMA stock	5,893	196	—	6,089	3.0%
Other	14	37	—	51	—

	$204,279	$2,107	$(3,523)	$202,863	100.0%

Effective January 1, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), and elected to account for its entire portfolio of available for sale securities at January 1, 2007, under that standard whereby changes in the securities’ fair value are recognized in earnings. See Note 24 for further discussion.

Proceeds from sales of securities—trading at fair value during the year ended December 31, 2007 were $76,462,000. Gross gains of $2,000 and gross losses of $1,506,000 were realized on those sales. Net unrealized holding gains of $2,691,000 were recognized on securities carried at fair value for the year ended December 31, 2007.

The amortized cost and estimated fair value of securities—trading at December 31, 2008 and 2007, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008		December 31, 2007

	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value

Due in one year or less	$9,513	$9,551	$1,641	$1,648
Due after one year through five years	53,961	54,482	34,880	35,105
Due after five years through ten years	25,100	25,156	12,627	12,597
Due after ten years through twenty years	33,961	33,341	38,025	37,687
Due after twenty years	115,814	81,138	110,177	108,101

	238,349	203,668	197,350	195,138
Equity securities	6,925	234	6,929	7,725

	$245,274	$203,902	$204,279	$202,863

Note 7: SECURITIES (continued)

Securities—Available-for-Sale: The amortized cost and estimated fair value of securities available for sale under SFAS Nos. 157 at December 31, 2008 are summarized as follows; see Note 24 for further discussion (dollars in thousands):

	December 31, 2008

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

Mortgage-backed or related securities:

FHLMC certificates	$10,025	$—	$(20)	$10,005	18.8%

GNMA certificates	32,702	1,027	—	33,729	63.3%
GNMA collateralized mortgage obligations	—	—	—	—	—

Total GNMA mortgage-backed securities	32,702	1,027	—	33,729	63.3%

Other collateralized mortgage obligations	9,463	181	(106)	9,538	17.9%

	$52,190	$1,208	$(126)	$53,272	100.0%

There were no sales of securities—available-for-sale during the year ended December 31, 2008. At December 31, 2008 an aging of the $126,000 in unrealized losses within available for sale securities shows that all are less than three months old. Management does not believe that any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

The amortized cost and estimated fair value of securities—available for sale at December 31, 2008 and 2007, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008		December 31, 2007

	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value

Due in one year or less	$—	$—	None	None
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years through twenty years	16,698	16,858
Due after twenty years	35,492	36,414

	52,190	53,272
Equity securities	—	—

	$52,190	$53,272

Note 7: SECURITIES (continued)

Securities—Held to Maturity: The amortized cost and estimated fair value of securities held to maturity are summarized as follows (dollars in thousands):

	December 31, 2008

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of Total

Municipal bonds:
Taxable	$2,925	$24	$(47)	$2,902	4.9%
Tax Exempt	48,619	882	(214)	49,287	81.3%

	51,544	906	(261)	52,189	86.2%

Corporate bonds	8,250	176	(85)	8,341	13.8%

	$59,794	$1,082	$(346)	$60,530	100.0%

	December 31, 2007

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Percent of total

Municipal bonds:
Taxable	$2,565	$35	$—	$2,600	4.8%
Tax Exempt	42,701	528	(27)	43,202	79.8%

	45,266	563	(27)	45,802	84.6%

Corporate bonds	8,250	669	—	8,919	15.4%

	$53,516	$1,232	$(27)	$54,721	100.0%

At December 31, 2008, an aging of unrealized losses and fair value of related securities held-to-maturity were as follows (in thousands):

	December 31, 2008

	Less than 12 months		12 months or more		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate bonds	$3,915	$(85)	$—	$—	$3,915	$(85)

Municipal bonds	5,785	(245)	7,710	(16)	13,495	(261)

	$9,700	$(330)	$7,710	$(16)	$17,410	$(346)

Management does not believe that any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. There were 15 and 12 securities held-to-maturity with unrealized losses at December 31, 2008 and 2007, respectively.

The amortized cost and estimated fair value of securities held to maturity at December 31, 2008 and 2007, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	December 31, 2008		December 31, 2007

	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$1,153	$1,164	$507	$505
Due after one year through five years	10,601	10,811	9,012	9,139
Due after five years through ten years	14,046	14,185	12,717	12,857
Due after ten years through twenty years	24,957	25,241	14,844	15,015
Due after twenty years	9,037	9,129	16,436	17,205

	$59,794	$60,530	$53,516	$54,721

On July 1, 2004, the Company transferred $14.4 million of municipal securities previously designated as “Available for Sale” (“AFS”) under SFAS 115 to “Held to Maturity” (“HTM”). Management re-evaluated its intent with respect to investment in these securities and determined that the Company had the intent and ability to hold these particular municipal securities to maturity. At the time of the transfer from AFS to HTM, the securities had an unrealized holding gain that created a premium of $392,000, which is being amortized against interest income over the remaining life of the underlying securities. In accordance with the provisions of paragraph 15(d) of SFAS 115, the unrealized gain was also retained as a component of other comprehensive income and is being amortized to interest income over the life of the underlying securities to offset the effects of the amortization of the premium created at the time of the transfer. As of December 31, 2008, the remaining balance of the transferred securities totaled $11.2 million, including a remaining unamortized premium of $121,000, which is also carried as a component of other comprehensive income in stockholders equity.

Note 8: ADDITIONAL INFORMATION REGARDING INTEREST INCOME FROM SECURITIES AND CASH EQUIVALENTS

The following table sets forth the composition of income from securities and cash equivalents for the periods indicated (dollars in thousands):

	Years Ended December 31

	2008	2007	2006

Taxable interest income	$8,067	$5,903	$5,375
Tax-exempt interest income	2,485	2,075	1,930
Other stock—dividend income	401	142	157
FHLB stock—dividend income (reversal)	355	222	36

Total income from securities and cash equivalents	$11,308	$8,342	$7,498

Note 9: LOANS RECEIVABLE

Loans receivable, including loans held for sale, at December 31, 2008 and 2007 are summarized as follows (dollars in thousands):

	December 31, 2008		December 31, 2007

	Amount	Percent	Amount	Percent

Commercial real estate	$1,013,709	25.6%	$882,523	23.2%
Multifamily real estate	151,274	3.8	165,886	4.4
Commercial construction	104,495	2.6	74,123	1.9
Multifamily construction	33,661	0.8	35,318	0.9
One- to four-family construction	420,673	10.6	613,779	16.1
Land and land development	486,130	12.3	497,962	13.1
Commercial business	679,867	17.2	696,350	18.3
Agricultural business, including secured by farmland	204,142	5.2	186,305	4.9
One- to four-family real estate	599,169	15.1	445,222	11.7

Consumer	92,642	2.4	93,183	2.4
Consumer secured by one- to four family	175,646	4.4	118,966	3.1

Total consumer	268,288	6.8	212,149	5.5

Total loans outstanding	3,961,408	100.0%	3,809,617	100.0%

Less allowance for loan losses	(75,197)		(45,827)

Total net loans at end of period	$3,886,211		$3,763,790

Loan amounts are net of unearned, unamortized loan fees of $7,105,000 and $7,880,000 at December 31, 2008 and 2007, respectively.

Loans receivable includes $367,000 and $315,000 of loans at December 31, 2008 and 2007, respectively, that were more than 90 days delinquent and still on accrual of interest.

Loans serviced for others totaled $445,528,000 and $361,519,000 at December 31, 2008 and 2007, respectively. Custodial accounts maintained in connection with this servicing totaled $3,975,000 and $3,077,000 at December 31, 2008 and 2007, respectively.

The Company’s outstanding loan commitments totaled $1,263,256,000 and $1,134,457,000 at December 31, 2008 and 2007, respectively. In addition, the Company had outstanding commitments to sell loans of $42,896,000 and $20,645,000 at December 31, 2008 and 2007, respectively.

A substantial portion of the loans are to borrowers in the states of Washington, Oregon and Idaho. Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The Company’s loans by geographic concentration at December 31, 2008 were as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Commercial real estate	$765,490	$160,608	$77,489	$10,122	$1,013,709
Multifamily real estate	125,571	12,570	9,735	3,398	151,274
Commercial construction	59,590	33,927	10,028	950	104,495
Multifamily construction	20,536	13,125	—	—	33,661
One- to four-family construction	208,699	193,025	18,949	—	420,673
Land and land development	247,505	166,721	71,904	—	486,130
Commercial business	506,864	75,678	80,566	16,759	679,867
Agricultural business, including secured by farmland	79,817	54,918	69,407	—	204,142
One-to four-family real estate	474,774	87,797	31,664	4,934	599,169

Consumer	65,633	23,065	3,944	—	92,642
Consumer secured by one- to four-family real estate	129,357	31,787	13,994	508	175,646

Total consumer	194,990	54,852	17,938	508	268,288

	$2,683,836	$853,221	$387,680	$36,671	$3,961,408

Percent of total loans	67.7%	21.5%	9.8%	1.0%	100.0%

Land and land development loans at December 31, 2008 were as follows (dollars in thousands):	Washington	Oregon	Idaho	Other	Total

Residential
Acquisition and development	$125,933	$120,167	$25,257	$—	$271,357
Improved lots	53,641	31,497	11,544	—	96,682
Unimproved land	28,353	11,630	26,046	—	66,029
Commercial and industrial
Acquisition and development	5,011	—	193	—	5,204
Improved land	18,277	699	3,601	—	22,577
Unimproved land	16,290	2,728	5,263	—	24,281

Total land & land development loans outstanding	$247,505	$166,721	$71,904	$—	$486,130

Percent of total loans	50.9%	34.3%	14.8%	0.0%	100.0%

The Company’s loans to directors, executive officers and related entities are on substantially the same terms and underwriting as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Such loans had the following balances and activity during the years ended December 31, 2008 and 2007 (dollars in thousands):

	Years Ended December 31

	2008	2007

Balance at beginning of year	$7,952	$6,884
New loans or advances	21,381	10,613
Repayments and adjustments	(20,961)	(11,423)
Charge-offs	—	—
Net change due to addition/retirement of Directors/Officers	—	1,878

Balance, end of period	$8,372	$7,952

The amount of impaired loans and the related allocated reserve for loan losses were as follows (dollars in thousands):

	December 31, 2008		December 31, 2007

	Loan amount	Allocated reserves	Loan amount	Allocated reserves

Impaired loans:
Non-accrual	$186,978	$13,053	$42,068	$3,189
Accrual	23,635	1,195	2,750	53

	$210,613	$14,248	$44,818	$3,242

As of December 31, 2008, the Company had additional commitments to advance funds up to an amount of $4,722,000 related to impaired loans.

As a result of new or continuing delinquencies during the two months ended February 28, 2009, the Company has placed $49,290,000 of additional loans into non-accrual status.

The average balance of impaired loans and the related interest income recognized were as follows (dollars in thousands):

	Years Ended December 31

	2008	2007	2006

Average balance of impaired loans	$124,342	$22,663	$10,546
Interest income recognized	$398	$28	$—

For the years ended December 31, 2008, 2007 and 2006, additional interest income of $9,252,000, $2,491,000 and $1,287,000, respectively, would have been recorded had non-accrual loans been current.

The Company originates both adjustable- and fixed-rate loans. At December 31, 2008 and 2007, the maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (dollars in thousands):

	December 31

	2008	2007

Fixed-rate (term to maturity):
Due in one year or less	$130,958	$158,536
Due after one year through three years	206,455	181,459
Due after three years through five years	246,897	193,099
Due after five years through ten years	157,621	174,191
Due after ten years	425,213	351,413

	$1,167,144	$1,058,698

Adjustable-rate (term to rate adjustment):
Due in one year or less	$1,911,364	$1,947,094
Due after one year through three years	402,482	421,184
Due after three years through five years	440,555	351,813
Due after five years through ten years	38,472	29,740
Due after ten years	1,391	1,088

	2,794,264	2,750,919

	$3,961,408	$3,809,617

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

Banner Bank has invested, as of December 31, 2008, $6,721,000 in four limited partnerships, Homestead Equity Fund (HEF), HEF II, HEF III, HEF IV and Homestead Western Communities Fund (HWCF) that develop low income housing projects. Banner Bank’s partnership interests commit it to invest up to $11,000,000 in the partnerships. In connection with HEF II and HWCF project developments, the Bank also made commercial loans to the partnerships that have outstanding balances of none and $5,086,000 respectively at December 31, 2008. Banner Bank is committed on these loans to advance up to a combined amount of $14,445,000. The loans are secured by notes from the limited partners, which includes Banner Bank, to make capital contributions to the partnership.

Note 10: ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

	Years Ended December 31

	2008	2007	2006

Balance, beginning of period	$45,827	$35,535	$30,898

Allowance added through business combinations	—	7,276

Provision	62,500	5,900	5,500

Recoveries of loans previously charged off:
Commercial real estate	1,530	—	75
Multifamily real estate	—	—	—
Construction and land	192	62	507
One- to four-family real estate	45	338	77
Commercial business	471	678	1,112
Agricultural business, including secured by farmland	1,048	275	72
Consumer	185	138	55

	3,471	1,491	1,898
Loans charged off:
Commercial real estate	(7)	—	—
Multifamily real estate	—	—	—
Construction and land	(27,020)	(1,344)	—
One- to four-family real estate	(934)	(385)	(62)
Commercial business	(7,323)	(1,081)	(1,632)
Agricultural business, including secured by farmland	(60)	(650)	(759)
Consumer	(1,257)	(915)	(308)

	(36,601)	(4,375)	(2,761)

Net charge-offs	(33,130)	(2,884)	(863)

Balance, end of period	$75,197	$45,827	$35,535

Allowance for loan losses to loans	1.90%	1.20%	1.20%
Net loan charge-offs to average outstanding loans during the period	0.84%	0.08%	0.03%

The following is a schedule of the Company’s allocation of the allowance for loan losses (dollars in thousands):

	December 31

	2008	2007	2006

Specific or allocated loss allowance:

Commercial real estate	$4,199	$3,771	$5,129
Multifamily real estate	87	934	886
Construction and land	38,253	7,569	11,717
One- to four-family real estate	752	1,987	1,420
Commercial business	16,533	19,026	10,513
Agricultural business, including secured by farmland	530	1,419	2,417
Consumer	1,730	3,468	903

Total allocated	62,084	38,174	32,985

Estimated allowance for undisbursed commitments	1,108	330	513
Unallocated	12,005	7,323	2,037

Total allowance for loan losses	$75,197	$45,827	$35,535

Allowance for loan losses to non-performing loans	40%	108%	253%

Note 11: PROPERTY AND EQUIPMENT

Land, buildings and equipment owned by the Company and its subsidiaries at December 31, 2008 and 2007 are summarized as follows (dollars in thousands):

	December 31

	2008	2007

Buildings and leasehold improvements	$83,249	$77,481
Furniture and equipment	49,387	46,855

	132,636	124,336
Less accumulated depreciation	54,069	(44,764)

	78,567	79,572
Land	19,080	18,526

	$97,647	$98,098

The Banks’ depreciation expense related to property and equipment was $10,525,000, $8,233,000 and $6,081,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Banks’ rental expense was $6,729,000, $5,834,000, and $4,644,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Banks’ obligation under long-term property leases over the next five years is as follows: 2009, $7,125,000; 2010, $5,305,000; 2011, $5,103,000; 2012, $4,689,000; 2013, $4,320,000; and thereafter, $18,173,000.

At December 31, 2008, the Banks had entered into various contractual obligations, generally related to the construction or remodel of various premises. Total commitments related to those contractual obligations were $4.6 million, with $1.9 million remaining unpaid against those commitments at December 31, 2008.

Note 12: DEPOSITS

Deposits consist of the following at December 31, 2008 and 2007 (dollars in thousands):

	December 31 2008	Percent of Total	December 31 2007	Percent of Total

Demand, NOW and money market accounts, including non-interest-bearing deposits at December 31, 2008 and 2007 of $509,105 and $484,251, respectively	$1,172,098	31.0%	$1,163,290	32.2%

Regular savings	474,885	12.6	609,073	16.8

Certificate accounts:
0.00% to 2.00%	132,230	3.4	3,887	0.1
2.01% to 4.00%	1,290,737	34.2	197,832	5.4
4.01% to 6.00%	706,404	18.7	1,644,006	45.4
6.01% to 7.50% for 2008; to 8.01% for 2007	2,496	0.1	2,505	0.1

	2,131,867	56.4	1,848,230	51.0

	$3,778,850	100.0%	$3,620,593	100.0%

Deposits at December 31, 2008 and 2007 included public funds of $362,731,000 and $338,132,000, respectively. Securities with a carrying value of $46,908,000 and $42,462,000 were pledged as collateral on these deposits at December 31, 2008 and 2007, respectively, which exceeded the minimum collateral requirements established by state regulations (see Note 21).

Deposits at December 31, 2008 and 2007 included deposits from the Company’s directors, executive officers and related entities totaling $17,979,000 and $8,065,000, respectively.

Scheduled maturities of certificate accounts at December 31, 2008 and 2007 are as follows (in thousands):

	December 31

	2008	2007

Due in one year or less	$1,542,925	$1,610,247
Due after one year through two years	421,710	153,704
Due after two years through three years	121,025	34,147
Due after three years through four years	30,468	24,285
Due after four years through five years	11,466	18,058
Due after five years	4,273	7,789

	$2,131,867	$1,848,230

Included in deposits are certificate accounts in excess of $100,000 of $1,091,750,000 and $1,078,056,000 at December 31, 2008 and 2007, respectively. Interest on deposit accounts in excess of $100,000 totaled $46,456,000 for the year ended December 31, 2008 and $49,269,000 for the year ended December 31, 2007.

The following table sets forth the deposit activities for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31

	2008	2007	2006

Beginning balance	$3,620,593	$2,794,592	$2,323,313

Acquisitions	—	559,842	—
Net increase before interest credited	47,943	136,739	381,292
Interest credited	110,314	129,420	89,987

Net increase in deposits	158,257	826,001	471,279

Ending balance	$3,778,850	$3,620,593	$2,794,592

Deposit interest expense by type for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Years Ended December 31

	2008	2007	2006

Certificates	$85,493	$87,709	$62,314
Demand, NOW and money market accounts	10,362	20,263	18,485
Regular savings	14,459	21,448	9,188

	$110,314	$129,420	$89,987

Note 13: ADVANCES FROM FEDERAL HOME LOAN BANK OF SEATTLE

The Banks have entered into borrowing arrangements with the FHLB of Seattle to borrow funds under a short-term floating rate cash management advance program and fixed-term loan agreements. All borrowings are secured by stock of, and cash held by, the FHLB of Seattle. Additionally, specific securities with a recorded fair value of $2,473,000 at December 31, 2008 are pledged as security for the loans along with a blanket pledge of qualifying loans receivable. At December 31, 2008, FHLB advances were scheduled to mature as follows (dollars in thousands):

	Adjustable-rate advances		Fixed-rate advances		Total advances

	Rate*	Amount	Rate*	Amount	Rate*	Amount

Due in one year or less	none	none	3.28%	$53,000	3.28%	$53,000
Due after one year through two years			3.25	13,000	3.25	13,000
Due after two years through three years			2.73	32,800	2.73	32,800
Due after four years through five years			2.38	10,000	2.38	10,000
Due after five years			5.94	233	5.94	233

Total FHLB advances, at par			3.04%	$109,033	3.04%	$109,033

Fair value adjustment						2,382

Total FHLB advances, carried at fair value						$111,415

*Weighted average interest rate

The maximum, average outstanding and year-end balances (excluding fair value adjustments) and average interest rates on advances from the FHLB were as follows for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Years Ended December 31

	2008	2007	2006

Maximum outstanding at any month end	$244,537	$209,172	$388,930
Average outstanding	187,920	87,957	295,228
Year-end outstanding	109,033	167,073	177,430
Weighted average interest rates:
Annual	2.88%	4.74%	4.86%
End of period	3.04%	4.20%	5.01%
Interest expense during the period	$5,407	$4,168	$14,354

As of December 31, 2008, Banner Bank and Islanders Bank have each established a borrowing line with the FHLB to borrow up to the lesser of 35% of their total assets or adjusted qualifying collateral. This would provide a maximum total credit line of $916,489,000 and $42,512,000 for Banner Bank and Islanders Bank, respectively, at December 31, 2008.

Note 14: OTHER BORROWINGS

Other borrowings consist of retail repurchase agreements, wholesale repurchase agreements and other term borrowings.

Retail Repurchase Agreements: At December 31, 2008, retail repurchase agreements carry interest rates ranging from 0.75% to 5.00%, payable at maturity, and are secured by the pledge of certain mortgage-backed and agency securities with a carrying value of $150,273,000. The Bank has the right to pledge or sell these securities, but they must replace them with substantially the same security.

A summary of retail repurchase agreements at December 31, 2008 and 2007 by the period remaining to maturity is as follows (dollars in thousands):

	December 31

	2008		2007

	Weighted average rate	Balance	Weighted average rate	Balance

Retail repurchase agreements:
Due in one year or less	1.07%	$145,080	3.33%	$91,296
Due after one year through two years	—	—	—	—
Due after five years	5.00	150	5.00	428

	1.07%	$145,230	3.34%	$91,724

Other short-term borrowings:
Due in one year or less	—%	$—	—%	$—

Total retail repurchase agreements and other short-term borrowings	1.07%	$145,230	3.34%	$91,724

The maximum, average outstanding and year-end balances and average interest rates on retail repurchase agreements were as follows for the years ended December 31, 2008, 2007 and 2006, respectively (dollars in thousands):

	Years Ended December 31

	2008	2007	2006

Maximum outstanding at any month end	$145,230	$91,724	$92,853
Average outstanding	101,409	73,646	72,475
Year-end outstanding	145,230	91,724	76,825
Weighted average interest rates:
Annual	1.91%	3.64%	3.58%
End of period	1.07%	3.35%	3.67%
Interest expense during the period	$1,937	$2,690	$2,594

Wholesale Repurchase Agreements and other term borrowings: The table below outlines the wholesale repurchase agreements and other term borrowings, such as Fed Funds, as of December 31, 2008 and 2007. The broker holds the security while the Bank continues to receive the principal and interest payments from the security. Upon maturity of the agreement, the pledged securities will be returned to the Bank.

A summary of wholesale repurchase agreements and other term borrowings, such as Fed Funds, at December 31, 2008 and 2007 is as follows (dollars in thousands):

December 31

2008		2007

Weighted average rate	Balance	Weighted average rate	Balance

—	None	—	None

The maximum, average outstanding and year-end balances and average interest rates on wholesale repurchase agreements and other term borrowings were as follows for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Years Ended December 31

	2008	2007	2006

Maximum outstanding at any month end	$73,000	$25,921	$27,699
Average outstanding	12,668	8,794	22,138
Year-end outstanding	—	—	26,359
Weighted average interest rates:
Annual	2.64%	5.96%	5.19%
End of period	—%	—%	5.38%
Interest expense during the period	$334	$524	$1,150

Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities: At December 31, 2008, six wholly-owned subsidiary grantor trusts, Banner Capital Trust II, III, IV, V, VI and VII (BCT II, BCT III, BCT IV, BCT V, BCT VI and BCT VII (collectively, the “Trusts”)), established by the Company had issued $120 million of trust preferred securities to third parties, as well as $3.7 million of common capital securities which were issued to the Company. Trust preferred securities and common capital securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The Trusts used the net proceeds from the offerings to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trusts. The Company’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

BCT II, the second issue, for $15 million, has a current interest rate of 8.17%, which is reset quarterly to equal three-month LIBOR plus 3.35%.
BCT III, the third issue, for $15 million, has a current interest rate 7.72%, which is reset quarterly to equal three-month LIBOR plus 2.90%.
BCT IV, the fourth issue, for $15 million has a current interest rate of 7.67% which is reset quarterly to equal three-month LIBOR plus 2.85%.
BCT V, the fifth issue, for $25 million has a current interest rate of 3.72% which is reset quarterly to equal three-month LIBOR plus 1.57%.
BCT VI, the sixth issue, for $25 million has a current interest rate of 6.56% which is fixed until December 15, 2011, then is reset quarterly to equal three-month LIBOR plus 1.62%.
BCT VII, the seventh issue, for $25 million has a current interest rate of 5.26% which is reset quarterly to equal three-month LIBOR plus 1.38%

The following tables are a summary of trust preferred securities at December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Per Annum Interest Rate	Interest Deferral Period	Redemption Option

Banner Capital Trust II	$15,000	$464	$15,464	2033	8.17%	20 Consecutive Quarters	On or after January 7, 2008

Banner Capital Trust III	15,000	465	15,465	2033	7.72	20 Consecutive Quarters	On or after October 8, 2008

Banner Capital Trust IV	15,000	465	15,465	2034	7.67	20 Consecutive Quarters	On or after April 7, 2009

Banner Capital Trust V	25,000	774	25,774	2035	3.72	20 Consecutive Quarters	On or after November 23, 2010

Banner Capital Trust VI	25,000	774	25,774	2037	6.56	20 Consecutive Quarters	On or after March 1, 2012

Banner Capital Trust VII	25,000	774	25,774	2037	5.26	20 Consecutive Quarters	On or after July 31, 2012

Total TPS liability at par	$120,000	$3,716	$123,716		6.18%

Fair value adjustment			(61,940)

Total TPS liability at fair value			$61,776

	December 31, 2007

Name of Trust	Aggregate Liquidation Amount of Trust Preferred Securities	Aggregate Liquidation Amount of Common Capital Securities	Aggregate Principal Amount of Junior Subordinated Debentures	Stated Maturity	Per Annum Interest Rate	Interest Deferral Period	Redemption Option

Banner Capital Trust II	$15,000	$464	$15,464	2033	8.59%	20 Consecutive Quarters	On or after January 7, 2008

Banner Capital Trust III	15,000	465	15,465	2033	8.14	20 Consecutive Quarters	On or after October 8, 2008

Banner Capital Trust IV	15,000	465	15,465	2034	8.09	20 Consecutive Quarters	On or after April 7, 2009

Banner Capital Trust V	25,000	774	25,774	2035	6.59	20 Consecutive Quarters	On or after November 23, 2010

Banner Capital Trust VI	25,000	774	25,774	2037	6.56	20 Consecutive Quarters	On or after March 1, 2012

Banner Capital Trust VII	25,000	774	25,774	2037	6.61	20 Consecutive Quarters	On or after July 31, 2012

Total TPS liability at par	$120,000	$3,716	$123,716		7.22%

Fair value adjustment			(10,446)

Total TPS liability at fair value			$113,270

Note 15: INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). Adoption of this standard did not have a significant impact on the Company’s financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of the January 1, 2007 date of adoption of FIN 48 and as of December 31, 2007, the Company had an insignificant amount of unrecognized tax benefits or uncertain positions, none of which would affect the effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in the “Provision for Income Taxes” in the Consolidated Statements of Income. The amount of interest and penalties accrued for the years ended December 31, 2008 and 2007 was immaterial. The Company and its wholly-owned subsidiaries file consolidated U.S. federal and state (Idaho and Oregon) income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2005, 2006 and 2007.

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

The base year reserve is recaptured into taxable income only in limited situations, such as in the event of certain excess distributions, complete liquidation or disqualification as a bank. None of the limited circumstances requiring recapture are contemplated by the Company. The amount of the Company’s tax bad debt reserves subject to recapture in these circumstances approximates $5,318,000 at December 31, 2008. Due to the remote nature of events that may trigger the recapture provisions, no tax liability has been established in the accompanying Consolidated Financial Statements.

In addition, as a result of certain acquisitions, the Company is required to recapture certain tax bad debt reserves of the acquired institutions. The Company has elected to recapture these reserves into income over a four-year period using the deferral method. The recapture does not result in a charge to earnings as the Company provided for this liability on the acquisition date.

The provision for income taxes for the years ended December 31, 2008, 2007, and 2006 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

	Years Ended December 31

	2008	2007	2006

			Restated
Provision for (benefit from) income taxes at statutory rate	$(47,277)	$19,185	$16,660
Increase (decrease) in taxes:
Goodwill write-off	42,392	—	—
Tax-exempt interest	(1,066)	(751)	(647)
Investment in life insurance	(375)	(672)	(542)
ESOP market value adjustment	—	—	619
State income taxes (benefit) net of federal tax offset	(270)	740	587
Tax credits	(845)	(841)	(841)
Other	356	229	219

Provision for (benefit from) income taxes	$(7,085)	$17,890	$16,055

The provision for income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is composed of the following (in thousands):

	Years Ended December 31

	2008	2007	2006

			Restated
Current	$1,428	$14,769	$15,900
Deferred	(8,513)	3,121	155

	$(7,085)	$17,890	$16,055

Income taxes are provided for the temporary differences between the tax basis and financial statement carrying amounts of assets and liabilities. Components of the Company’s net deferred tax assets (liabilities) at December 31, 2008 and 2007 consisted of the following (dollars in thousands):

	December 31

	2008	2007

Deferred tax assets:
REO and loan loss reserves, book vs. tax	$27,846	$16,649
Deferred compensation	6,264	5,922
Book vs. tax amortization of intangibles	12	12
Book vs. tax amortization of loan and deposit acquisition premiums	161	367
Other	28	75

	34,311	23,025

Deferred tax liabilities:
FHLB stock dividends	6,230	6,230
Depreciation	4,644	4,748
Deferred loan fees, servicing rights and loan origination costs	4,301	3,947
Book vs. tax amortization of intangibles	4,904	5,896
Book vs. tax accounting for investments and financial instruments accounted for under SFAS No. 157	8,287	4,799
Other	27	—

	28,393	25,620

	5,918	(2,595)
Income tax benefit related to unrealized loss on securities available for sale	(390)	—

Deferred tax asset (liability), net	$5,528	$(2,595)

Management has evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the deferred tax assets and no valuation is considered necessary.

Note 16: EMPLOYEE BENEFIT PLANS

Employee Retirement Plans—Substantially all of the Company’s employees are eligible to participate in its 401(k)/Profit Sharing Plan, a defined contribution and profit sharing plan sponsored by the Company. Employees may elect to have a portion of their salary contributed to the plan in conformity with Section 401(k) of the Internal Revenue Code. At the discretion of the Company’s Board of Directors, the Company may elect to make matching and/or profit sharing contributions for the employees’ benefit. The Company’s contributions under the plan charged to expense amounted to $2,089,000, $1,864,000 and $1,112,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Supplemental Retirement and Salary Continuation Plans—Through the Banks, the Company is obligated under various non-qualified deferred compensation plans to help supplement the retirement income of certain executives, including certain retired executives, selected by resolution of the Banks’ Boards of Directors or in certain cases by the former directors of acquired banks. These plans are unfunded, include both defined benefit and defined contribution plans, and provide for payments after the executive’s retirement. In the event of a participant employee’s death prior to or during retirement, the Bank is obligated to pay to the designated beneficiary the benefits set forth under the plan. For the years ended December 31, 2008, 2007, and 2006, expense recorded for supplemental retirement and salary continuation plan benefits totaled $902,000, $976,000 and $503,000, respectively. At December 31, 2008 and 2007, liabilities recorded for the various supplemental retirement and salary continuation plan benefits totaled $11,652,000 and $10,544,000, respectively, and are recorded in deferred compensation.

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

In order to fund the plans’ future obligations, the Company has purchased life insurance or other investments, including Banner Corporation common stock, which in certain instances are held in irrevocable trusts commonly referred to as “Rabbi Trusts.” As the Company is the owner of the investments and the beneficiary of the insurance policies, and in order to reflect the Company’s policy to pay benefits equal to the accumulations, the assets and liabilities are reflected in the Consolidated Statements of Financial Condition. Banner Corporation common stock held for such plans is reported as a contra-equity account and was recorded at an original cost of $8,808,000 at December 31, 2008 and $7,847,000 at December 31, 2007. At December 31, 2008 and 2007, liabilities recorded in connection with deferred compensation plan benefits totaled $10,013,000 ($8,808,000 in contra-equity) and $8,642,000 ($7,847,000 in contra-equity), respectively, and are recorded in deferred compensation or equity as appropriate.

The Banks have purchased, or acquired through mergers, life insurance policies in connection with the implementation of certain executive supplemental retirement, salary continuation and deferred compensation retirement plans, as well as additional policies not related to any specific plan. These policies provide protection against the adverse financial effects that could result from the death of a key employee and provide tax-exempt income to offset expenses associated with the plans. It is the Banks’ intent to hold these policies as a long-term investment. However, there will be an income tax impact if the Banks choose to surrender certain policies. Although the lives of individual current or former management-level employees are insured, the Banks are the owners and sole or partial beneficiaries. At December 31, 2008 and 2007, the cash surrender value of these policies was $52,680,000 and $51,483,000, respectively. The Banks are exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the Banks use a variety of insurance companies and regularly monitor their financial condition.

Note 17: EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company established for eligible employees an ESOP and related trust that became effective upon the former mutual holding company’s conversion to a stock-based holding company. Eligible employees of Banner Bank as of January 1, 1995 and eligible employees of the Banks or Company employed after such date who have been credited with at least 1,000 hours during a twelve-month period are participants.

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

A summary of key transactions for the ESOP follows:

	Years Ended December 31

	2008	2007	2006

ESOP contribution expense	$1,111,000	$1,821,000	$2,235,000

Total contribution to ESOP/Debt service	—	—	779,600

Interest portion of debt service	—	—	262,500

Dividends on unallocated ESOP shares used to reduce ESOP contribution	156,248	182,490	217,300

For the 2008 year the ESOP trustees have elected to use the 2008 contribution to purchase shares on the open market. As of December 31, 2008, the Company has 240,381 unearned, restricted shares remaining to be released to the ESOP. The fair value of unearned, restricted shares held by the ESOP trust was $2,262,000 at December 31, 2008. The ESOP held 728,878 allocated, earned shares at December 31, 2008.

Note 18: STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders: the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs). In addition, during 2007 the Board of Directors approved the Banner Corporation Long-Term Incentive Plan, an account-based benefit plan which under SFAS 123(R) is considered a stock appreciation rights plan.

MRP Stock Grants: Under the MRP, the Company was authorized to grant up to 528,075 shares of restricted stock to its directors, officers and employees. On July 26, 2006, this plan expired with 522,660 shares having been granted and no additional shares eligible to be granted. Shares granted under the MRP vest ratably over a five-year period from the date of grant. The Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 reflect expense accruals of $65,000, $159,000 and $186,000, respectively, for these grant awards. The fair value of the MRP stock grants equals their intrinsic value on the date of grant.

A summary of the Company’s unvested MRP shares activity during the years ended December 31, 2006, 2007 and 2008 follows:

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2005	28,080	$21.80
Granted	—	—
Vested	(8,720)	21.21
Forfeited	—	—

Unvested at December 31, 2006	19,360	$22.07

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2006	19,360	$22.07
Granted	—	—
Vested	(8,620)	21.08
Forfeited	(700)	24.92

Unvested at December 31, 2007	10,040	$22.73

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2007	10,040	$22.73
Granted	—	—
Vested	(6,920)	20.77
Forfeited	(200)	31.71

Unvested at December 31, 2008	2,920	$26.76

Stock Options: Under the SOPs, we reserved 2,284,186 shares for issuance pursuant to the exercise of stock options to be granted to directors and employees. Authority to grant additional options under the 1996 Stock Option Plan terminated on July 26, 2006. Authority to grant additional options under the 1998 Stock Option Plan terminated on July 24, 2008 with all options having been granted. As of December 31, 2008, there were 28,945 options eligible for grants under the 2001 plan. The exercise price of the stock options is set at 100% of the fair market value of the stock price on the date of grant. Options granted vest at a rate of 20% per year from the date of grant and any unexercised incentive stock options will expire ten years after date of grant or 90 days after employment or service ends.

During the year ended December 31, 2008, the Company did not grant any stock options. During the year ended December 31, 2007, the Company awarded 52,500 stock options. Also, there were no significant modifications made to any stock option grants during the period. The fair values of stock options granted are amortized as compensation expense on a straight-line basis over the vesting period of the grant.

Stock-based compensation costs related to the SOPs were $265,000 and $369,000 for the years ended December 31, 2008 and 2007, respectively. The SOPs’ stock option grant compensation costs are generally based on the fair value calculated from the Black-Scholes option pricing on the date of the grant award. Assumptions used in the Black-Scholes model are an expected volatility based on the historical volatility at the date of the grant. The expected term is based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on the U.S. Treasury Constant Maturities Indices in effect at the time of the grant. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

	Years Ended December 31

	2008	2007		2006

Annual dividend yield	None granted	2.46%		N/A	%
Expected volatility		24.0 to 28.8%		N/A	%
Risk free interest rate		4.64 to 4.82%		N/A	%
Expected lives		5 to 9	yrs	N/A	yrs

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

A summary of the Company’s SOPs’ stock compensation activity for the years ended December 31, 2006, 2007 and 2008 follows (dollars in thousands, except shares and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, In Years	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,023,673	$19.38
Granted	—
Exercised	(294,773)	15.15			$6,345
Forfeited	(15,440)	23.97

Outstanding at December 31, 2006	713,460	$20.49	5.5		$17,013

Outstanding at December 31, 2006	713,460	$20.49
Granted	52,500	30.88
Exercised	(93,285)	18.39			$1,741
Forfeited	(4,085)	26.96

Outstanding at December 31, 2007	668,590	$21.56	5.1		$4,791

Outstanding at December 31, 2007	668,590	$21.56
Granted	—	—
Exercised	(30,611)	19.41			$147
Forfeited	(72,994)	21.57

Outstanding at December 31, 2008	564,985	$21.68	4.4	$	n/a

Vested at December 31, 2008 and expected to vest	562,643	$21.65	4.4	$	n/a

Exercisable at December 31, 2008	484,265	$20.30	3.9	$	n/a

The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price at the time of exercise or the end of the period as applicable.

A summary of the Company’s unvested stock option activity with respect to the years ended December 31, 2006, 2007 and 2008 follows:

	Shares	Weighted- Average Grant-Date Fair Value

Unvested at December 31, 2005	340,655	$7.71
Granted	—	—
Vested	(118,095)	7.98
Forfeited	(10,750)	7.57

Unvested at December 31, 2006	211,810	$7.57

Unvested at December 31, 2006	211,810	$7.57
Granted	52,500	8.62
Vested	(98,270)	7.73
Forfeited	(3,100)	7.63

Unvested at December 31, 2007	162,940	$7.81

Unvested at December 31, 2007	162,940	$7.81
Granted	—	—
Vested	(79,170)	7.47
Forfeited	(3,050)	8.39

Unvested at December 31, 2008	80,720	$8.11

Financial data pertaining to outstanding stock options granted or assumed as a result of certain acquisitions at December 31, 2008 were as follows:

Exercise Price	Weighted average exercise price of option shares granted	Number of option shares granted	Weighted average option shares vested and exercisable	Weighted average exercise price of option shares exercisable	Remaining contractual life

13.09 to 17.84	$15.30	268,030	268,030	$15.30	3.0 yrs
18.09 to 22.63	20.86	70,305	70,305	20.86	3.6 yrs
23.25 to 27.80	25.82	75,450	58,230	25.81	5.4 yrs
28.93 to 31.71	31.30	151,200	87,700	31.49	6.9 yrs

	$21.68	564,985	484,265	$20.30

The Company had $218,000 of total unrecognized compensation costs related to stock options at December 31, 2008 that are expected to be recognized over a remaining period of 3.50 years.

During the year ended December 31, 2008, $594,000 was received from the exercise of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under the SOPs.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Years Ended December 31

	2008	2007	2006

Salary and employee benefits	$330	$528	$738

Total decrease in income before provision for income taxes	330	528	738
Decrease in provision for income taxes	(95)	(111)	(107)

Decrease in net income	$235	$417	$631

Banner Corporation Long-Term Incentive Plan: In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006. The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and under SFAS 123® is considered a stock appreciation right (“SAR”). Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting. Vesting occurs upon the completion of 60 months of continuous service from the date of grant. On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008. The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock. Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008. SFAS No. 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled. In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting. The Company recognized compensation expense of $44,000, $97,000 and $151,000 respectively, for the years ended December 31, 2008, 2007 and 2006 related to the increase in the fair value of SARs and additional vesting during the period.

Common Stock Warrants: On November 21, 2008, in connection with the issuance of the preferred stock, the Company issued a warrant to the U.S. Treasury to purchase up to 1,707,989 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $10.89 per share, subject to certain customary anti-dilution and other adjustments. The warrants issued are immediately exercisable, in whole or in part, and have a ten year term. The U.S. Treasury may only exercise or transfer up to one-half of the warrants prior to the earlier of the date the Company receives aggregate gross proceeds of not less than 100% of the issue price of the preferred stock from one or more qualified equity offerings, or December 31, 2009. The warrants are not subject to any other contractual restrictions on transfer. The Company has granted the warrant holder piggyback registration rights for the warrants and the common stock underlying the warrants and has agreed to take such other steps as may be reasonably requested to facilitate the transfer of the warrants and the common stock underlying the warrants. The holders of the warrants are not entitled to any common stockholder rights. The U.S. Treasury agrees not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the warrants.

Note 19: PREFERRED STOCK

On November 21, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury 124,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference of $1,000 per share (and $124 million liquidation preference in the aggregate), and a ten-year warrant to purchase up to 1,707,989 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $10.89 per share, for an aggregate purchase price of $18.6 million in cash. In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms, dated November 21, 2008, with the U.S. Treasury (the “Agreement”). The Agreement grants the holders of the preferred stock, the warrant and the common stock to be issued under the warrant registration rights and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. For regulatory purposes, the preferred stock is considered Tier 1 capital.

Cumulative dividends on the Series A Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the Company’s Board of Directors (“the Board”). The preferred stock ranks senior to our common stock (and on an equivalent basis with the Company’s other authorized series of preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends and distributions of amounts payable upon liquidation, dissolution and winding up the Company. The Company may not pay dividends on, repurchase, or redeem any other class of stock unless all dividends in arrears are fully paid. Additionally, the Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.05 per share. So long as the preferred stock is outstanding and held by the U.S. Treasury, the Company may not repurchase common shares without the Treasury’s consent through the third anniversary date of the issuance, other than when in connection with any benefit plan in the ordinary course of business consistent with past practice.

For three years from the date of the issuance, the preferred stock may only be redeemed with the proceeds from a qualified equity offering that results in aggregate gross proceeds to the Company of not less that 25% of the issue price of the preferred stock. A qualified equity offering means the sale of Tier 1 qualifying perpetual preferred stock or common stock for cash. After three years, the preferred stock may be redeemed by the Company at its issue price, plus all accrued and unpaid dividends, subject to the approval of the Company’s primary federal bank regulator. The preferred stock has no maturity date. The preferred stock is not subject to any contractual restrictions on transfer. The holders of the preferred stock have no general voting rights, and have only limited class voting rights including authorization or issuance of shares ranking senior to the preferred stock, any amendment to the rights of the preferred stock, or any merger, exchange or similar transaction which would adversely affect the rights of the preferred stock. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the preferred stockholders will have the right to elect two directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The preferred stock is not subject to sinking fund requirements and has no participation rights.

The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance in accordance with APB opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The $124 million of proceeds received in connection with the issuance of the Series A Preferred Stock was allocated between the preferred stock and detachable warrants based on their relative fair values on the date of issuance. As a result, the preferred stock’s initial recorded value of $115.8 million is at a discount to the liquidation value or stated value. The discount of $8.2 million is considered an unstated dividend cost that will be amortized over the five-year period preceding commencement of the 9% perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders. During the year ended December 31, 2008, the Board has not declared or paid cash dividends on the preferred stock. As of December 31, 2008, no dividends on the preferred stock were in arrears. In February 2009, the Board declared and the Company paid the first quarterly dividend.

Note 20: REGULATORY CAPITAL REQUIREMENTS

Banner Corporation is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Banner Bank and Islanders Bank, both state-chartered federally insured commercial banks, are subject to the capital requirements established by the FDIC.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Banks to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions against it by the FDIC, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, FDIC approval of any regulatory application filed for its review may be dependent on compliance with capital requirements.

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

The following table shows the regulatory capital ratios of the Company and the Banks and the minimum regulatory requirements:

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well- capitalized” under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(dollars in thousands)
December 31, 2008:
The Company—consolidated
Total capital to risk-weighted assets	$532,785	13.11%	$325,037	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	481,697	11.86	162,519	4.00	N/A	N/A
Tier 1 leverage capital to average assets	481,697	10.32	186,692	4.00	N/A	N/A

Banner Bank
Total capital to risk- weighted assets	468,473	12.02	311,762	8.00	$389,703	10.00%
Tier 1 capital to risk- weighted assets	419,450	10.76	155,881	4.00	233,822	6.00
Tier 1 leverage capital to average assets	419,450	9.40	178,443	4.00	223,053	5.00

Islanders Bank
Total capital to risk- weighted assets	24,088	13.27	14,522	8.00	18,152	10.00
Tier 1 capital to risk- weighted assets	22,703	12.51	7,261	4.00	10,891	6.00
Tier 1 leverage capital to average assets	22,703	10.74	8,454	4.00	10,568	5.00

December 31, 2007:
The Company—consolidated
Total capital to risk-weighted assets	$471,864	11.72%	$332,219	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	426,037	10.58	161,109	4.00	N/A	N/A
Tier 1 leverage capital to average assets	426,037	10.04	169,701	4.00	N/A	N/A

Banner Bank
Total capital to risk- weighted assets	406,775	10.44	313,397	8.00	$389,633	10.00%
Tier 1 capital to risk- weighted assets	362,298	9.30	155,856	4.00	235,788	6.00
Tier 1 leverage capital to average assets	362,298	8.87	163,369	4.00	204,212	5.00

Islanders Bank
Total capital to risk- weighted assets	17,889	13.59	10,528	8.00	13,160	10.00
Tier 1 capital to risk- weighted assets	16,540	12.57	5,264	4.00	7,896	6.00
Tier 1 leverage capital to average assets	16,540	11.01	6,008	4.00	7,510	5.00

At December 31, 2008, Banner and the Banks each exceeded all capital adequacy requirements to which they were subject. Further, there have been no conditions or events since that date that have materially adversely changed the Tier 1 or Tier 2 capital of the Company or the Banks. However, events beyond the control of the Banks, such as weak or depressed economic conditions in areas where the Banks have most of their loans, could adversely affect future earnings and, consequently, the ability of the Banks to meet their respective capital requirements.

Note 21: CONTINGENCIES

In the normal course of business, the Company and/or its subsidiaries have various legal proceedings and other contingent matters outstanding. These proceedings and the associated legal claims are often contested and the outcome of individual matters is not always predictable. These claims and counter-claims typically arise during the course of collection efforts on problem loans or with respect to action to enforce liens on properties in which the Banks hold a security interest. Based upon the information known to management at this time, the Company and the Banks are not a party to any legal proceedings that management believes would have a material adverse effect on the results of operations or consolidated financial position at December 31, 2008.

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

In February 2009, for the first time in its history, the State of Washington’s Public Deposit Protection Commission assessed all Qualified Public Depositaries participating in the State’s public deposit program an amount that, in aggregate, covered the uninsured portion of the public funds on deposit at a failed Washington bank. The Company’s proportionate charge was $655,000. Generally, the maximum liability should any member(s) of the State’s public deposit program default on its uninsured public funds is limited to 10% of the public funds held by the Banks. A similar program is also in place in Oregon, where Banner Bank also holds public deposits. Should other bank failures occur in either state, The Banks could be subject to additional assessments. Legislation has recently been introduced in both states to revise the current public deposit programs to require 100% collateralization of these deposits and eliminate the contingent liability that currently exists for Qualified Public Depositaries.

As discussed above in Note 20, the deposits of the Banks are insured up to applicable limits by the Deposit Insurance Fund, or DIF, which is administered by the FDIC. The FDIC has certain authorities to increase or decrease the assessment rates it applies to banks. Due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009. At the full 20 basis points we anticipate the one-time charge would be approximately $7.5 million before taxes. There is a proposal under discussion, under which the FDIC’s line of credit with the U.S. Treasury would be increased and the FDIC would reduce the special assessment to 10 basis points. There can be no assurance whether the proposal will become effective. The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative. Any additional special assessment would be in an amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

Note 22: INTEREST RATE RISK

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

The Company’s primary monitoring tool for assessing interest rate risk is “asset/liability simulation modeling,” which is designed to capture the dynamics of balance sheet, interest rate and spread movements, and to quantify variations in net interest income and economic value of equity resulting from those movements under different rate environments. Another monitoring tool used by the Company to assess interest rate risk is “gap analysis.” The matching of repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive” and by monitoring the Company’s interest sensitivity “gap.” Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible, and considers that the Company’s current level of interest rate risk is reasonable.

Note 23: GOODWILL, OTHER INTANGIBLES AND MORTGAGE SERVICING RIGHTS

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is no longer amortized but is reviewed annually for impairment. Other intangible assets are amortized over their useful lives. The following table provides the gross carrying value and accumulated amortization for intangible assets as of December 31, 2008, 2007 and 2006 (in thousands):

The following table summarizes the changes in the Company’s goodwill and other intangibles for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Total	Goodwill	Core Deposit Intangibles	Other

Balance, December 31, 2005	$36,280	$36,230	$30	$20
Additions through acquisitions	39	—	—	39
Adjustments in basis	—	—	—	—
Amortization	(32)	—	(30)	(2)
Impairment write-off	—	—	—	—

Balance, December 31, 2006	36,287	36,230	—	57
Additions through acquisitions	103,288	84,878	18,410	—
Adjustments in basis	(38)	—	—	(38)
Amortization	(1,883)	—	(1,881)	(2)
Impairment write-off	—	—	—	—

Balance, December 31, 2007	137,654	121,108	16,529	17
Additions through acquisitions	—	—	—	—
Adjustments in basis	13	13	—	—
Amortization	(2,830)	—	(2,828)	(2)
Impairment write-off	(121,121)	(121,121)	—	—

Balance, December 31, 2008	$13,716	$—	$13,701	$15

The Company engages an independent valuation consultant to review goodwill for impairment on an annual basis or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of the Company with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of goodwill with the carrying amount of the currently recorded goodwill. If the carrying amount of goodwill for that exceeds the implied fair value of the recorded goodwill, an impairment loss is recognized in an amount equal to that excess. Management reviewed goodwill for impairment several times during 2008 and, as a result of the significant decline in the Company’s stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, decided to reduce the carrying value of goodwill in our Consolidated Statements of Financial Condition by recording a $50 million write-down in the second quarter and, in response to worsening economic indicators, an additional $71 million write-down in the fourth quarter of 2008. The total $121 million impairment write-down of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations.

Estimated amortization expense in future years with respect to existing intangibles (dollars in thousands):

Year Ended	Core Deposit Intangibles	Other	TOTAL

December 31, 2009	$2,644	$2	$2,646
December 31, 2010	2,459	2	2,461
December 31, 2011	2,276	2	2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
Thereafter	2,322	5	2,327

Net carrying amount	$13,701	$15	$13,716

Mortgage servicing rights are reported in other assets and are amortized into non-interest income in proportion to and over the period of the estimated future net servicing income of the underlying financial assets.

An analysis of the mortgage servicing rights for the years ended December 31, 2008, 2007 and 2006 is presented below (dollars in thousands):

	2008	2007	2006

Balance, beginning of the year	$2,807	$2,684	$1,560
Amounts capitalized	1,649	781	1,642
Amortization*	(902)	(658)	(518)

Balance, end of the year	$3,554	$2,807	$2,684

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and accumulated amortization is fully written off if the loan repays in full.

Note 24: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company elected early adoption of SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•

Level 1 – Quoted prices for identical instruments in active markets. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and matrix or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•

Level 3 – Instruments whose significant value drivers are unobservable. The valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

Items Measured at Fair Value on a Recurring Basis:

The Company records trading account securities, securities available-for-sale, FHLB debt and junior subordinated debentures at fair value on a recurring basis.

•

The securities assets primarily consist of U.S. Government Agency obligations, municipal bonds, corporate bonds—including certain trust preferred securities—mortgage-backed securities, equity securities and certain other financial instruments. At December 31, 2008, management used inputs from each of the three fair value hierarchy levels to value these assets. The Level 1 measurements are based upon quoted prices in active markets. The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The Level 3 measurements are based primarily on unobservable inputs. In 2008 the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements. In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate. These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

At December 31, 2008, the disrupted financial markets made it especially difficult to determine the fair value of certain types of securities. The Company owns approximately $42.0 million in current face value of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities, beginning in the third quarter and continuing through December 31, 2008, was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

The market values and spreads for these securities (and most securities other than those issued or guaranteed by the US Treasury) were very depressed at December 31, 2008 relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November and remained near those levels at year-end. Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for TRUP CDOs:

•	The few observable transactions and market quotations that were available are not reliable for purposes of determining fair value at December 31, 2008,

•

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

•	The Company’s TRUP CDOs are classified within Level 3 of the fair value hierarchy because of the significant adjustments required to determine fair value at the measurement date.

The TRUP CDO valuations were prepared by an independent third party. Its approach to determining fair value involved these steps:

1.	The credit quality of the collateral was estimated using average risk-neutral probability of default values for each industry (i.e., banks, REITs and insurance companies were evaluated separately).

2.	Asset defaults were then generated taking into account both the probability of default of the asset and an assumed level of correlation among the assets.

3.	A higher level of correlation was assumed among assets from the same industry (e.g., banks with other banks) than among those from different industries.

4.	The loss given default was assumed to be 95% (i.e., a 5% recovery).

5.	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.

6.	The calculations were modeled in several thousand scenarios using a Monte Carlo engine.

	7.	The expected cash flows for each scenario were discounted at the risk-free rate plus 200 basis points (for illiquidity) to calculate the present value of the security.

	8.	The average price was used for valuation purposes.

The overall discount rates range from 3.28% to 11.43% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

At December 31, 2008, the Company also directly owned approximately $35.0 million in current face value of trust preferred securities (TPS) issued by five individual financial institutions. Similar to the discussion of TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements. Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values at December 31, 2008. Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions. Since these five TPS securities are also concentrated in the financial institutions sector, which was under extreme pricing pressure at year-end, management felt it appropriate to increase the discount rate from previous periods. In applying the model at December 31, 2008, a discount rate equal to three-month Libor plus 700 basis points was used to calculate the respective fair values of these securities. Management followed a similar process for evaluating TPS debt instruments issued by the Company that are also carried at fair value.

•

Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle. The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate. Management considers this to be a Level 2 input method.

•

The fair valuations of junior subordinated debentures (TPS debt) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that the Company would elect early redemption. The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%. The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through December 2011 and then resets quarterly to equal three month LIBOR plus a spread of 1.62%. In valuing the debentures at December 31, 2008, management evaluated discounted cash flows to maturity and for the discount rate used the December 31, 2008 three-month LIBOR plus 700 basis points. While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place. In prior periods, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method. However, as noted above in the discussion of pricing trust preferred securities (TRUP CDOs), due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs. Due to this reliance on assumptions and not on directly observable transactions, management consider this to now be a Level 3 input method.

The following table presents financial assets and liabilities measured at fair value, under SFAS 157 on a recurring basis as of December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008

	Total	Level 1	Level 2	Level 3	Fair Value Gain (loss) Recognized for the year

Assets:
Securities—trading	$203,902	$4,152	$163,455	$36,295	$(39,948)

Liabilities
Advances from FHLB at fair value	$111,415	$—	$111,415	$—	(2,409)

Junior subordinated debentures net of unamortized deferred issuance costs at fair value	61,776	—	—	61,776	$51,513

	$173,191	$—	$111,415	$61,776

					$9,156

	December 31, 2007

	Total	Level 1	Level 2	Level 3	Fair Value Gain (loss) Recognized for the year

Assets:
Securities—trading	$202,863	$—	$202,863	$—	$1,187

Liabilities
Advances from FHLB at fair value	$167,045	$—	$167,045	$—	(651)

Junior subordinated debentures net of unamortized deferred issuance costs at fair value	113,270	—	113,270	—	$11,038

	$280,315	$—	$280,315	$—

					$11,574

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the year ended December 31, 2008:

	December 31, 2008

	(dollars in thousands)
	Investments— trust preferred securities	Borrowings— junior subordinated debentures

Beginning balance	$—	$—

Total gains or losses recognized
Assets gains (losses)	(25,463)
Liabilities (gains) losses		(39,582)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	61,758	101,358

Ending balance	$36,295	$61,776

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

Items Measured at Fair Value on a Non-recurring Basis:

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, our total goodwill was written down completely by a charge to earnings of $50.0 million during the quarter ended June 30, 2008 and an additional charge of $71.1 million during the quarter ended December 31, 2008. Throughout 2008, we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and inputs from comparable transactions. In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity. These valuation inputs are considered to be Level 2 and 3 inputs.

In accordance with the provisions of SFAS No. 118, impaired loans with an initial carrying value of $228.3 million were written down to their fair value of $210.6 million by a charge of $17.7 million to the allowance for loan losses. Impaired loans are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if the loan is collateral dependent). Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral. Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These valuation inputs are considered to be Level 2 and 3 inputs.

Real estate owned held for sale, net and other foreclosed assets are recorded when the Company receives a long-lived asset, such as real estate, from a borrower in full satisfaction of a loan. The long-lived asset is considered to be held for sale and prior to the transfer from loans its carrying value is reduced to its fair value less cost to sell. This fair value (less cost to sell) becomes the “cost” of the foreclosed asset. Fair value of the foreclosed asset is determined by appraisals or independent valuation, which is then adjusted for the estimated cost to sell it. These valuation inputs are considered to be Level 2 and 3 inputs. The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations. For the year ended December 31, 2008, the Company has recognized $823,000 of additional impairment charges related to these types of assets.

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

	Years Ended December 31

	2008		2007

	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Assets:
Cash and due from banks	$102,750	$102,750	$98,430	$98,430
Securities—trading	203,902	203,902	202,863	202,863
Securities—available-for-sale	53,272	53,272	—	—
Securities—held-to-maturity	59,794	60,530	53,516	54,721
Loans receivable held for sale	7,413	7,540	4,596	4,680
Loans receivable	3,878,798	3,758,691	3,759,194	3,773,061
FHLB stock	37,371	37,371	37,371	37,371
Mortgage servicing rights	3,554	2,906	2,807	3,182

Liabilities:
Demand, NOW and money market accounts	1,172,098	1,190,712	1,163,290	1,091,176
Regular savings	474,885	493,802	609,073	597,800
Certificates of deposit	2,131,867	2,165,127	1,848,230	1,864,191
FHLB advances at fair value	111,415	111,415	167,045	167,045
Junior subordinated debentures at fair value	61,776	61,776	113,270	113,270
Other borrowings	145,230	144,933	91,724	91,586

Off-balance-sheet financial instruments:
Commitments to originate loans	62	62	(8)	(8)
Commitments to sell loans	(62)	(62)	8	8
Commitments to purchase securities	—	—	—	—
Interest rate swaps	4,642	4,642	1,214	1,214

Fair value estimates, methods and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and due from banks: The carrying amount of these items is a reasonable estimate of their fair value.

Securities: The estimated fair values of investment securities and mortgaged-backed securities are priced using matrix pricing based on the securities’ relationship to other benchmark quoted prices. Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s trust preferred securities (see earlier discussion above in determining the securities’ fair market value), management classified some trust preferred securities as a Level 3 fair value measure beginning in the third quarter of the current year.

Loans Receivable: Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics. Loans are segregated by type such as multifamily real estate, residential mortgage, nonresidential mortgage, commercial/agricultural, consumer and other. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and non-performing categories. For performing loans held in portfolio, the fair value is based on discounted cash flows using as a discount rate the current rate offered on similar products. The carrying values of variable rate construction and land development loans and nonresidential real estate loans are discounted by a liquidity adjustment related to the current market environment.

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

FHLB Advances and Other Borrowings: Fair valuations for our FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle. The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate. This is considered to be a Level 2 input method. Other borrowings are priced using discounted cash flows to the date of maturity based on using current rates at which such borrowings can currently be obtained.

Junior Subordinated Debentures: Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads (see earlier discussion above in determining the junior subordinated debentures’ fair market value), junior subordinated debentures have been classified as a Level 3 fair value measure beginning in the third quarter of the current year. Management believes that the credit risk adjusted spread utilized is indicative of those that would be used by market participants.

Commitments: Commitments to sell loans with notional balances of $42,896,000 and $20,645,000 at December 31, 2008 and 2007, respectively, have a carrying value of $62,000 and $8,000, representing the fair value of such commitments. Interest rate lock commitments to originate loans held for sale with notional balances of $42,896,000 and $20,645,000 at December 31, 2008 and 2007, respectively, have a carrying value of ($62,000) and ($8,000). Other commitments to fund loans totaled $1,220,360,000 and $1,113,833,000 at December 31, 2008 and 2007, respectively, and have a carrying value of $0 at both dates, representing the cost of such commitments. There are no commitments to purchase securities at December 31, 2008 or 2007. There were no commitments to sell securities at December 31, 2008 or 2007.

Interest Rate Swaps: Interest rate swaps with notional balances of $23,014,000 and $20,438,000 at December 31, 2008 and 2007, respectively, have a carrying value of $4,642,000 and $1,214,000, respectively. The fair value of the derivative instrument is estimated using quoted or published market prices for similar instruments.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 25:	BANNER CORPORATION
(PARENT COMPANY ONLY)

Summary financial information is as follows (dollars in thousands):

Statements of Financial Condition
December 31, 2008 and 2007

	December 31

	2008	2007

ASSETS
Cash	$60,973	$35,329
Investment in trust equities	3,716	3,716
Investment in subsidiaries	451,910	512,673
Deferred tax asset	—	1,247
Other assets	4,952	6,376

	$521,551	$559,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$12,177	$8,225
Deferred tax liability	14,250	—
Junior subordinated debentures at fair value	61,776	113,270
Stockholders’ equity	433,348	437,846

	$521,551	$559,341

Statements of Operations
For the years ended December 31, 2008, 2007 and 2006

	Years Ended December 31

	2008	2007	2006

			Restated
INTEREST INCOME:
Certificates, time deposits and dividends	$452	$1,135	$728

OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	5,175	17,686	18,778
Equity in undistributed income of subsidiaries	(159,726)	18,662	18,525
Other Income	37	30	268
Net change in valuation of financial instruments carried at fair value	51,513	11,038	—
Interest on other borrowings	(7,353)	(8,887)	(8,029)
Other expense	(2,793)	(2,239)	(2,013)

	(112,695)	37,425	28,257

BENEFIT FROM INCOME TAXES	(15,298)	(502)	(3,287)

NET INCOME (LOSS)	$(127,993)	$36,923	$31,544

Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	Years Ended December 31

	2008	2007	2006

			Restated
OPERATING ACTIVITIES:
Net income (loss)	$(127,993)	$36,923	$31,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	159,726	(18,662)	(18,525)
Amortization	49	57	171
(Increase) decrease in deferred taxes	23,165	99	(160)
Tax benefits realized from equity-based compensation	(9)	(58)	(1,882)
Net change in valuation of financial instruments carried at fair value	(51,512)	(11,078)	—
(Increase) decrease in other assets	1,470	2,386	(3,682)
Increase (decrease) in other liabilities	(1,796)	3,333	880

Net cash provided (used) by operating activities	3,105	13,000	8,346

INVESTING ACTIVITIES:
Funds transferred to deferred compensation trust	(272)	(209)	(174)
Payments received on loan to ESOP for release of shares	—	—	2,301
Additional funds invested in subsidiaries	(98,150)	(33,118)	(30,000)

Net cash provided (used) by investing activities	(98,422)	(33,327)	(27,873)

FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debentures	—	25,774	25,774
Investment in trust securities related to junior subordinated debentures	—	(774)	(774)
Proceeds from issuance of preferred stock	124,000	—	—
Repayment of trust securities related to junior subordinated debentures	—	(25,000)	—
Issuance of stock	21,021	37,460	122
Net proceeds from exercise of stock options	594	1,715	4,467
Repurchases of stock	(14,272)	(2,116)	(2,448)
Tax benefits realized from equity-based compensation	4	58	1,882
Cash dividends paid	(10,386)	(10,598)	(8,551)

Net cash provided (used) by financing activities	120,961	26,518	20,472

NET INCREASE (DECREASE) IN CASH	25,644	6,192	945
CASH, BEGINNING OF PERIOD	35,329	29,137	28,192

CASH, END OF PERIOD	$60,973	$35,329	$29,137

	Years Ended December 31

	2008	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,499	$8,269	$7,650
Taxes paid	9,483	21,643	10,142
Non-cash transactions:
Net change in accrued dividends payable	1,671	922	188
Net change in unrealized gain (loss) in deferred compensation trust and related liability, including subsidiaries	961	713	479

Stock-based consideration issued for acquisitions	—	125,019	—
Adoption of SFAS Nos. 157 and 159:	—
Securities available for sale transferred to fair value, held by subsidiary	—	226,153	—
FHLB advances adjustment to fair value, held by subsidiary	—	678	—
Junior subordinated debentures including unamortized origination costs adjustment to fair value	—	2,079	—
Deferred tax asset related to fair value adjustments	—	504	—
Adoption of EITF 06-4:
Accrual of liability for split-dollar life insurance	617	—	—

Note 26: STOCK REPURCHASE

The Company has periodically engaged in stock repurchase activity. During the years ended December 31, 2008 and 2007, the Company repurchased 614,103 and 69,467 shares of its stock at average prices of $23.24 and $30.46 per share, respectively. In 2008, the Company purchased 605,800 shares on the open market at an average price of $23.20 and also repurchased 8,303 shares in connection with the exercise of stock options or the forfeiture of stock grants. In 2007, the Company purchased 57,800 shares of stock on the open market and also repurchased 11,667 shares in connection with the exercise of stock options or the forfeiture of stock grants. On July 26, 2007, the Company’s Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s outstanding common stock over the ensuing twelve months. The Company had purchased 663,600 shares at the time the program expired without renewal on July 26, 2008.

Note 27: CALCULATION OF EARNINGS PER COMMON SHARE

The following tables show the calculation of earnings per share (dollars in thousands, except per share data).

	Years Ended December 31

	2008	2007	2006

Net income (loss)	$(127,993)	$36,923	$31,544
Preferred stock dividend accrual	(689)	—	—
Preferred stock discount accrual	(161)	—	—

Net income (loss) available to common shareholders	$(128,843)	$36,923	$31,544

Basic weighted average shares outstanding	16,225	14,581	11,906
Plus MRP, common stock option and common stock warrants considered outstanding for diluted EPS	42	257	333
Less dilutive shares not included as they are anti-dilutive for calculations of loss per share	(42)	—	—

	16,225	14,838	12,239

Earnings (loss) per common share
Basic	$(7.94)	$2.53	$2.65
Diluted	$(7.94)	$2.49	$2.58

Options to purchase an additional 565,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise price resulted in them being anti-dilutive. Also as of December 31, 2008, the warrant issued to the U.S. Treasury to purchase up to 1,707,989 shares of common stock in the fourth quarter of 2008 was not included in the computation of diluted EPS because the warrant’s exercise price was greater than the average market price of common shares.

Note 28: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows (dollars in thousands except for per share data):

	Year Ended December 31, 2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$71,953	$68,042	$68,007	$64,896
Interest expense	34,586	31,062	30,381	29,316

Net interest income before provision for loan losses	37,367	36,980	37,626	35,580
Provision for loan losses	6,500	15,000	8,000	33,000

Net interest income	30,867	21,980	29,626	2,580
Other operating income	8,184	8,632	2,036	21,037
Other operating expenses	33,708	85,222	34,000	107,090

Income before provision for income taxes	5,343	(54,610)	(2,338)	(83,473)
Provision (benefit) for income taxes	1,509	(2,305)	(1,347)	(4,942)

Net income (loss)	$3,834	(52,305)	(991)	(78,531)

Basic earnings (loss) per share	$0.24	$(3.31)	$(0.06)	$(4.72)
Diluted earnings (loss) per share	$0.24	$(3.31)	$(0.06)	$(4.72)
Cumulative dividends declared	$0.20	$0.20	$0.05	$0.05

Note 28: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Year Ended December 31, 2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$65,446	$74,411	$79,210	$76,242
Interest expense	33,269	36,301	38,540	37,580

Net interest income before provision from loan losses	32,177	38,110	40,670	38,662
Provision for loan losses	1,000	1,400	1,500	2,000

Net interest income	31,177	36,710	39,170	36,662
Other operating income	6,334	4,986	10,534	16,729
Other operating expenses	26,071	31,299	34,846	35,273

Income before provision for income taxes	11,440	10,397	14,858	18,118
Provision for income taxes	3,627	3,286	4,871	6,106

Net income	$7,813	7,111	9,987	12,012

Basic earnings per share	$0.63	$0.49	$0.64	$0.75
Diluted earnings per share	$0.62	$0.48	$0.64	$0.74
Cumulative dividends declared	$0.19	$0.19	$0.19	$0.20

	Year Ended December 31, 2006 (Restated)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$52,987	$58,933	$64,900	$66,199
Interest expense	23,083	27,708	32,239	33,084

Net interest income before provision for loan losses	29,904	31,225	32,661	33,115
Provision for loan losses	1,200	2,300	1,000	1,000

Net interest income	28,704	28,925	31,661	32,115
Other operating income	4,502	5,000	5,436	5,637
Other operating expenses	23,198	20,011	25,336	25,836

Income before provision for income taxes	10,008	13,914	11,761	11,916
Provision for income taxes	3,374	4,710	3,907	4,064

Net income	$6,634	$9,204	$7,854	$7,852

Basic earnings per share	$0.56	$0.77	$0.66	$0.65
Diluted earnings per share	$0.55	$0.75	$0.64	$0.64
Cumulative dividends declared	$0.18	$0.18	$0.18	$0.19

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

Note 30: FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Banks exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2008, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$518,460
Revolving open-end lines secured by 1-4 family residential properties	111,802
Credit card lines	65,540
Other, primarily business and agricultural loans	515,659
Real estate secured by one- to four-family residential properties	42,896
Standby letters of credit and financial guarantees	8,899

Total	$1,263,256

Commitments to sell loans secured by one- to four-family residential properties	$42,896

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer. The Banks attempt to deliver these loans before their rate locks expire. This arrangement generally requires delivery of the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the customer and at times by the Bank. These lock extension costs are not expected to have a material impact to our operations. This activity is managed daily. Changes in the value of rate lock commitments are recorded as assets and liabilities as explained in the Note 1: “Derivative Instruments.”

NOTE 31: INTEREST RATE SWAPS

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk of the financial contract is controlled through the credit approval, limits, and monitoring procedures and management does not expect the counterparty to fail its obligations.

Information pertaining to outstanding interest rate swaps at December 31, 2008 and 2007 follows (dollars in thousands):

	December 31

	2008	2007

Notional amount	$26,334	$20,438
Weighted average pay rate	5.35%	5.54%
Weighted average receive rate	1.51%	5.13%
Weighted average maturity in years	7.4	8.5
Unrealized gain (loss) relating to interest rate swaps	$4,642	$1,214

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

3{b}

Certificate of designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)]

3{c}	Bylaws of Registrant [incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K dated July 24, 1998 (File No. 0-26584)].

4{a}	Warrant to purchase shares of Company’s common stock dated November 21, 2008 [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)]

4{b}

Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated November 21, 2008 between the Company and the United States Department of the Treasury [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{a}	Executive Salary Continuation Agreement with Gary L. Sirmon [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{b}	Employment Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{c}	Executive Salary Continuation Agreement with Michael K. Larsen [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-26584)].

10{d}	1996 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{e}	1996 Management Recognition and Development Plan [incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 dated August 26, 1996 (File No. 333-10819)].

10{f}

Consultant Agreement with Jesse G. Foster, dated as of December 19, 2003. [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-23584)].

10{g}	Supplemental Retirement Plan as Amended with Jesse G. Foster [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended March 31, 1997 (File No. 0-26584)].

10{h}	Employment Agreement with Lloyd W. Baker [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{i}	Employment Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-26584)].

10{j}

Supplemental Executive Retirement Program Agreement with D. Michael Jones [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{k}

Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell and Paul E. Folz [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008].

10{l}	1998 Stock Option Plan [incorporated by reference to exhibits filed with the Registration Statement on Form S-8 dated February 2, 1999 (File No. 333-71625)].

10{m}	2001 Stock Option Plan [incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated August 8, 2001 (File No. 333-67168)].

10{n}

Form of Employment Contract entered into with Cynthia D. Purcell, Richard B. Barton, Paul E. Folz, John R. Neill and Douglas M. Bennett [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-26584)].

10{o}

2004 Executive Officer and Director Stock Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-26584)].

10{p}

2004 Executive Officer and Director Investment Account Deferred Compensation Plan [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-26584)].

10{q}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{r}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{s}	2005 Executive Officer and Director Stock Account Deferred Compensation Plan.

14	Code of Ethics [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-26584)].

21	Subsidiaries of the Registrant.

23.1	Consent of Registered Independent Public Accounting Firm – Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.