Form 10-Q
period 2009-03-31
BANNER CORP
filed 2009-05-11
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 .

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM: ___________________ to ____________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one)

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class: Common Stock, $.01 par value per share	As of April 30, 2009 17,805,296 shares*

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

BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:
Consolidated Statements of Financial Condition as of March 31, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the Quarters Ended March 31, 2009 and 2008	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters Ended March 31, 2009 and 2008	5

Consolidated Statements of Changes in Stockholders’ Equity for the Quarters Ended March 31, 2009 and 2008	6

Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2009 and 2008	9

Selected Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	26

Executive Overview	26

Comparison of Financial Condition at March 31, 2009 and December 31, 2008	30

Comparison of Results of Operations for the Quarters Ended March 31, 2009 and 2008	31

Asset Quality	35

Liquidity and Capital Resources	39

Capital Requirements	40

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	41

Sensitivity Analysis	41

Item 4 - Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	46

Item 1A - Risk Factors	46

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3 - Defaults upon Senior Securities	47

Item 4 - Submission of Matters to a Vote of Security Holders	47

Item 5 - Other Information	47

Item 6 - Exhibits	48

SIGNATURES	50

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
March 31, 2009 and December 31, 2008

	March 31	December 31
ASSETS	2009	2008

Cash and due from banks	$75,510	$102,750

Securities—trading, cost $215,057 and $245,274, respectively	161,963	203,902
Securities—available-for-sale, cost $65,468 and $52,190, respectively	66,963	53,272
Securities—held-to-maturity, fair value $67,506 and $60,530, respectively	67,401	59,794

Federal Home Loan Bank (FHLB) stock	37,371	37,371
Loans receivable:
Held for sale, fair value $11,247 and $7,540, respectively	11,071	7,413
Held for portfolio	3,904,476	3,953,995
Allowance for loan losses	(79,724)	(75,197)
	3,835,823	3,886,211

Accrued interest receivable	20,821	21,219
Real estate owned, held for sale, net	38,951	21,782
Property and equipment, net	97,847	97,647
Goodwill and other intangibles, net	13,026	13,716
Deferred income tax asset, net	6,551	5,528
Income taxes receivable, net	13,450	9,675
Bank-owned life insurance (BOLI)	53,163	52,680
Other assets	21,284	18,821
	$4,510,124	$4,584,368
LIABILITIES
Deposits:
Non-interest-bearing	$508,593	$509,105
Interest-bearing transaction and savings accounts	1,099,837	1,137,878
Interest-bearing certificates	2,019,074	2,131,867
	3,627,504	3,778,850

Advances from FHLB at fair value	172,102	111,415
Other borrowings	181,194	145,230
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	53,819	61,776
Accrued expenses and other liabilities	37,759	40,600
Deferred compensation	13,203	13,149
	4,085,581	4,151,020
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized, none issued	--	--
Preferred stock - Series A – liquidation preference $1,000 per share, 124,000 shares authorized and issued	116,288	115,915
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 17,645,552 shares issued: 17,405,171 shares and 16,911,657 shares outstanding at March 31, 2009 and December 31, 2008, respectively	318,628	316,740
Retained earnings (accumulated deficit)	(9,210)	2,150
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale and/or transferred to held to maturity	850	572
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 restricted shares outstanding at March 31, 2009 and December 31, 2008	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,846)	(8,850)
Liability for common stock issued to deferred, stock related, compensation plans	8,820	8,808
	(26)	(42)
	424,543	433,348
	$4,510,124	$4,584,368

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Quarters Ended March 31, 2009 and 2008

	Quarters Ended
	March 31
	2009	2008
INTEREST INCOME:
Loans receivable	$56,347	$68,126
Mortgage-backed securities	1,801	1,153
Securities and cash equivalents	2,183	2,727
	60,331	72,006
INTEREST EXPENSE:
Deposits	23,092	30,063
FHLB advances	720	1,849
Other borrowings	227	610
Junior subordinated debentures	1,333	2,064
	25,372	34,586

Net interest income before provision for loan losses	34,959	37,420

PROVISION FOR LOAN LOSSES	22,000	6,500
Net interest income	12,959	30,920

OTHER OPERATING INCOME:
Deposit fees and other service charges	4,936	5,013
Mortgage banking operations	2,715	1,615
Loan servicing fees	(270)	349
Miscellaneous	520	331
	7,901	7,308
Net change in valuation of financial instruments carried at fair value	(3,253)	823
Total other operating income	4,648	8,131

OTHER OPERATING EXPENSES:
Salary and employee benefits	17,601	19,638
Less capitalized loan origination costs	(2,116)	(2,241)
Occupancy and equipment	6,054	5,868
Information/computer data services	1,534	1,989
Payment and card processing expenses	1,453	1,531
Professional services	1,194	755
Advertising and marketing	1,832	1,418
Deposit insurance	1,497	327
State/municipal business and use taxes	540	564
Amortization of core deposit intangibles	690	736
Miscellaneous	3,514	3,123
Total other operating expenses	33,793	33,708

Income (loss) before provision for (benefit from) income taxes	(16,186)	5,343

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(6,923)	1,509

NET INCOME (LOSS)	$(9,263)	$3,834

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	$1,550	$--
Preferred stock discount accretion	373	--
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(11,186)	$3,834

Earnings (loss) per common share (see Note 11):
Basic	$(0.65)	$0.24
Diluted	$(0.65)	$0.24
Cumulative dividends declared per common share:	$0.01	$0.20

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2009 and 2008

	Quarters Ended March 31

	2009	2008
NET INCOME (LOSS)	$(9,263)	$3,834

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $150 and $0	264	--

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	14	14

Other comprehensive income	278	14

COMPREHENSIVE INCOME (LOSS)	$(8, 985)	$3,848

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Quarters Ended March 31, 2009 and 2008
	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2009	$115,915	$316,740	$2,150	$572	$(1,987)	$(42)	$433,348

Net income (loss)			(9,263)				(9,263)

Change in valuation of securities—available-for-sale, net of income tax				264			264

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				14			14

Additional registration costs for issuance of preferred stock		(42)					(42)

Accretion of preferred stock discount	373		(373)				--
Accrual of dividends on preferred stock			(1,550)				(1,550)
Accrual of dividends on common stock ($.01/share cumulative)			(174)				(174)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		1,897					1,897

Amortization of compensation related to MRP						16	16

Amortization of compensation related to stock options		33					33

BALANCE, March 31, 2009	$116,288	$318,628	$(9,210)	$850	$(1,987)	$(26)	$424,543

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited) (In thousands, except per share amounts)
For the Quarters Ended March 31, 2009 and 2008
	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2008	$--	$300,486	$139,636	$(176)	$(1,987)	$(113)	$437,846

Net income (loss)			3,834				3,834

Cumulative effect of adoption of EITF 06-4 relating to liabilities under split dollar life insurance arrangements			(617)				(617)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				14			14

Accrual of dividends on common stock ($.20/share cumulative)			(3,131)				(3,131)

Purchase and retirement of common stock		(14,265)					(14,265)

Proceeds from issuance of common stock for exercise of stock options		551					551

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		5,193					5,193

Amortization of compensation related to MRP						17	17

Forfeiture of MRP stock		--					--

Amortization of compensation related to stock options		96					96

BALANCE, March 31, 2008	$--	$292,061	$139,722	$(162)	$(1,987)	$(96)	$429,538

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2009 and 2008

	Quarters Ended March 31
	2009	2008

COMMON STOCK—SHARES ISSUED AND OUTSTANDING:
Common stock, shares issued, beginning of period	17,152	16,266

Purchase and retirement of common stock	--	(614)
Issuance of common stock for exercised stock options and/or employee stock plans	--	28
Issuance of common stock for stockholder reinvestment program	493	223
Number of shares issued (retired) during the period	493	(363)

COMMON SHARES ISSUED AND OUTSTANDING, END OF PERIOD	17,645	15,903

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)
Issuance/adjustment of earned shares	--	--
Number of shares, end of period	(240)	(240)

NET COMMON STOCK—SHARES OUTSTANDING	17,405	15,663

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2009 and 2008

	Quarters Ended March 31
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(9,263)	$3,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,538	2,535
Deferred income and expense, net of amortization	(937)	(888)
Amortization of core deposit intangibles	690	736
Net change in valuation of financial instruments carried at fair value	3,253	(823)
Purchases of securities at fair value	(23,785)	(49,012)
Principal repayments and maturities of securities at fair value	53,965	16,800
Proceeds from sales of securities at fair value	--	2,598
Deferred taxes	(1,171)	(2,557)
Equity-based compensation	49	113
Increase in cash surrender value of bank-owned life insurance	(483)	(242)
Gain on sale of loans, excluding capitalized servicing rights	(1,205)	(1,218)
Loss (gain) on disposal of real estate held for sale and property and equipment	(70)	58
Provision for losses on loans and real estate held for sale	22,050	6,500
Origination of loans held for sale	(152,985)	(111,088)
Proceeds from sales of loans held for sale	149,327	109,566
Net change in:
Other assets	(5,216)	2,826
Other liabilities	(2,051)	(6,759)
Net cash provided (used) by operating activities	34,706	(27,021)

INVESTING ACTIVITIES:
Purchases of securities available for sale	(18,672)	--
Principle repayments and maturities of securities available for sale	5,389	--
Purchases of securities held to maturity	(7,649)	(2,176)
Principal repayments and maturities of securities held to maturity	25	27
Origination of loans, net of principal repayments	14,401	(30,602)
Purchases of loans and participating interest in loans	--	(4,229)
Purchases of property and equipment, net	(2,735)	(3,286)
Proceeds from sale of real estate held for sale, net	2,056	400
Other	(139)	(414)
Net cash used by investing activities	(7,324)	(40,280)

FINANCING ACTIVITIES:
Increase (decrease) in deposits	(151,346)	72,717
Proceeds from FHLB advances	91,200	92,800
Repayment of FHLB advances	(30,002)	(105,835)
Increase (decrease) in other borrowings, net	35,964	43,308
Cash dividends paid	(2,293)	(3,204)
Repurchases of stock, net of forfeitures	--	(14,265)
Cash proceeds from issuance of stock, net of registration costs	1,855	5,193
Exercise of stock options	--	551
Net cash provided (used) by financing activities	(54,622)	91,265

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(27,240)	23,964

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	102,750	98,430
CASH AND DUE FROM BANKS, END OF PERIOD	$75,510	$122,394

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Quarters Ended March 31, 2009 and 2008

	Quarters Ended March 31
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$25,600	$35,362
Taxes paid in cash	173	544
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	19,262	6,112
Net decrease in accrued dividends payable	(569)	(73)
Change in other assets/liabilities	179	141
Adoption of EITF 06-4 Accrual of liability for split-dollar life insurance	--	617

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2009, its 83 branch offices and nine loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, because of the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  Those policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles, such as goodwill and core deposit intangibles and mortgage servicing rights and (v) the valuation of real estate held for sale.  These policies and the judgments, estimates and assumptions are described in greater detail below in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) and in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time.    However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2008 (for additional information, see Note 3 of the Selected Notes to Consolidated Financial Statements).

Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  Certain reclassifications have been made to the 2008 Consolidated Financial Statements and/or schedules to conform to the 2009 presentation.  These reclassifications may have affected certain ratios for the prior periods. The effect of these reclassifications is considered immaterial.  All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

FDIC Temporary Liquidity Guarantee Program.  Banner Corporation, Banner Bank and Islanders Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out.  Under the TLGP, the FDIC guarantees certain senior unsecured debt of insured institutions and their holding companies, as well as non-interest-bearing transaction account deposits.  Under the transaction account guarantee component of the TLGP, all non-interest-bearing transaction accounts maintained at Banner Bank and Islanders Bank are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts.  The Banks are required to pay a 10 basis point fee (annualized) on balances of each covered account in excess of $250,000 while the extra deposit insurance is in place.  On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes covered by the TLGP at a fixed rate of 2.625% which mature on March 31, 2012.  Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.  Under the terms of the TLGP, the Bank is not permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC.  Banner Bank is required to pay a 1.00% fee (annualized) on this debt, which will result in a total fee of $1.5 million over three years.  Subject to FDIC approval, we have remaining capacity under the TLGP to issue approximately $30 million of additional guaranteed notes.  None of the senior notes are redeemable prior to maturity.

Participation in the U.S. Treasury’s Capital Purchase Program:  On November 21, 2008, we received $124 million from the U.S. Treasury Department as part of the Treasury’s Capital Purchase Program.  We issued $124 million in senior preferred stock, with a related warrant to purchase up to $18.6 million in common stock, to the U.S. Treasury.  The warrant provides the Treasury the option to purchase up to 1,707,989 shares of Banner Corporation common stock at a price of $10.89 per share at any time during the next ten years.  The preferred stock will pay a 5% dividend for the first five years, after which the rate will increase to 9% if the preferred shares are not redeemed by the Company.  The terms and conditions of the transaction and the preferred stock conform to those provided by the U.S. Treasury.  A summary of the Capital Purchase Program can be found on the Treasury’s web site at www.financialstability.gov/roadtostability/capitalpurchaseprogram.html.  The additional capital enhances our capacity to support the communities we serve through expanded lending activities and economic development.  This capital also creates additional flexibility in considering strategic opportunities that may be available to us as the financial services industry continues to consolidate.

Goodwill write-off:  As a result of the significant decline in our stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, we determined it was appropriate to reduce the carrying value of goodwill in our Consolidated Statements of Financial Condition by recording a $50 million write-down in the second quarter of 2008 and, in response to worsening economic indicators and further price declines, an additional $71 million write-down in the fourth quarter.  The total $121 million write-off of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations.  The adjustment brought our book value and tangible book value more closely in line with each other and more accurately reflected current market conditions.  Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements.  (See Note 10 of the Selected Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.)

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Recently Adopted Accounting Standards:  On January 12, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practical issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  We adopted FSP 99-20-1 for the quarter ended March 31, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active.  The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.  FSP 157-3 was effective on issuance, including prior periods for which financial statements had not been issued.  We adopted FSP 157-3 for the quarter ended December 31, 2008 and the effect of adoption on the consolidated financial statements was not material.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition.  SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of SFAS 141(R) could have a material impact on the consolidated financial statements for business combinations entered into after the effective date of SFAS 141(R).  Also, any tax contingencies related to acquisitions prior to the effective date of SFAS 141(R) that are resolved after the adoption of SFAS 141(R) would be recorded through current earnings, and also could have a material impact on the consolidated financial statements.  Management has determined that the impact of SFAS 141(R) is immaterial with respect to prior acquisitions and will only apply prospectively to future business combinations that may occur.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Provisions of this statement are to be applied prospectively, and comparative disclosures for earlier periods are encouraged.  We adopted the provisions of SFAS 161 for the year ended December 31, 2008, and the impact was not material to our consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively.  Certain of the Company’s nonvested restricted stock awards qualify as participating securities as described under this pronouncement.  Management does not expect that the adoption of EITF 03-6-1 will have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements:  On April 9, 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP FAS 157-4 provides guidance to help an entity determine whether the market for an asset is not active and when a price for a transaction is not distressed.  In this two-step model, an entity must first determine whether there are factors present that indicate that the market for the asset is not active at the measurement date.  Second, an entity must evaluate whether a quoted price is representative of a transaction that is not orderly.  If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value under SFAS 157, the entity must make adjustments to the quoted price or utilize an alternative valuation technique (e.g., income approach or multiple valuation techniques) to determine fair value.  Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows.  This FSP is effective for interim reporting periods ending after June 15, 2009.  We are currently evaluating the impact of the adoption of FSP FAS 157-4.

On April 9, 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”), that changes the OTTI model for debt securities.  Under previous guidance, an entity is required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary.  If the impairment was deemed other-than temporarily impaired, the investment was written-down to fair value through earnings.  Under the new guidance, OTTI is triggered if an entity has the intent to sell the security, it is more likely than not that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security.  If the entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovering its cost basis, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI.  The remaining impairment loss would be recognized as a charge to other comprehensive income (“OCI”).  The FSP also results in a new category within OCI for the portion of the OTTI that is unrelated to credit losses for securities held to maturity.  The impairment recognized in OCI would be amortized over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows, unless there is an indication of additional credit losses.  The amortization of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings.  Upon adoption of the FSP, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings.  This FSP is effective for interim reporting periods ended after June 15, 2009.  We are currently evaluating the impact of the adoption of FSP FAS 115-2 and FAS 124-2.

On April 9, 2009, FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires SFAS 107, Disclosures about Fair Value of Financial Instruments, disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position.  This FSP is effective for interim reporting periods ending after June 15, 2009.  We do not expect the adoption of FSP 107-1 and APB 28-1 will have a material impact on the Company’s consolidated financial statements.

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

Note 5:  ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail on our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (dollars in thousands):

	March 31	December 31	March 31
	2009	2008	2008

Interest-bearing deposits included in Cash and due from banks	$2,699	$12,786	$28,760

Mortgage-backed or related securities
GNMA	32,139	33,729	40,137
FHLMC	59,576	45,544	54,817
FNMA	44,548	45,491	--
Private issuer	8,836	9,537	--
Total mortgage-backed securities	145,099	134,301	94,954

U.S. Agency obligations	44,446	70,389	42,449
Taxable municipal bonds	4,651	4,967	5,174
Corporate bonds	35,758	48,470	77,177
Total other taxable securities	84,855	123,826	124,800

Tax-exempt municipal bonds	66,170	58,607	55,717

Equity securities (excludes FHLB stock)	203	234	7,086

Total securities	296,327	316,968	282,557

FHLB stock	37,371	37,371	37,371

	$336,397	$367,125	$348,688

The following table provides additional detail on income from deposits and securities for the periods indicated (dollars in thousands):

	Quarters Ended March 31

	2009	2008
Mortgage-backed securities interest	$1,801	$1,153

Other taxable interest income	1,475	1,916
Tax-exempt interest income	709	583
Equity securities—dividend income	(1)	135
FHLB stock dividends	--	93
	2,183	2,727

	$3,984	$3,880

Note 6:  LOANS RECEIVABLE

We originate residential mortgage loans for both portfolio investment and sale in the secondary market.  At the time of origination, mortgage loans are designated as held for sale or held for investment.  Loans held for sale are stated at lower of cost or estimated fair value determined on an aggregate basis.  Net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income.  We also originate construction and land, commercial and multifamily real estate, commercial business, agricultural and consumer loans for portfolio investment.  Loans receivable not designated as held for sale are recorded at the principal amount outstanding, net of allowance for loan losses, deferred fees, discounts and premiums.  Premiums, discounts and deferred loan fees are amortized to maturity using the level-yield methodology.

Interest is accrued as earned unless management doubts the collectability of the loan or the unpaid interest.  Interest accruals are generally discontinued when loans become 90 days past due for scheduled interest payments.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  Future collection of interest is included in interest income based upon an assessment of the likelihood that the loans will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the loan may be uncollectible.  Such interest is then recognized as income only if it is ultimately collected.

Our loans receivable, including loans held for sale, at March 31, 2009 and 2008 and December 31, 2008 are summarized as follows (dollars in thousands):

	March 31 2009		December 31 2008		March 31 2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate	$1,036,285	26.5%	$1,013,709	25.6%	$899,333	23.4%
Multifamily real estate	149,442	3.8	151,274	3.8	163,110	4.2
Commercial construction	103,643	2.6	104,495	2.6	75,849	2.0
Multifamily construction	46,568	1.2	33,661	0.8	38,434	1.0
One- to four-family construction	365,421	9.3	420,673	10.6	571,720	14.9
Land and land development	446,128	11.4	486,130	12.3	502,077	13.1
Commercial business	650,123	16.6	679,867	17.2	735,802	19.2
Agricultural business, including secured by farmland	197,972	5.1	204,142	5.2	181,403	4.7
One-to four-family real estate	643,705	16.4	599,169	15.1	456,199	11.9

Consumer	90,834	2.4	92,642	2.4	95,714	2.5
Consumer secured by one-to four-family real estate	185,426	4.7	175,646	4.4	120,352	3.1
Total consumer	276,260	7.1	268,288	6.8	216,066	5.6
Total loans outstanding	3,915,547	100.0%	3,961,408	100.0%	3,839,993	100.0%

Less allowance for loan losses	(79,724)		(75,197)		(50,446)

Total net loans outstanding at end of period	$3,835,823		$3,886,211		$3,789,547

Loans are net of unearned, unamortized loan fees of $6,692,000, $7,105,000, and $7,083,000, respectively, at March 31, 2009, December 31, 2008 and March 31, 2008.

The geographic concentration of our loans at March 31, 2009 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Commercial real estate	$777,568	$163,994	$81,911	$12,812	$1,036,285
Multifamily real estate	124,786	12,478	8,804	3,374	149,442
Commercial construction	59,181	33,431	10,081	950	103,643
Multifamily construction	28,428	18,140	--	--	46,568
One- to four-family construction	177,349	171,780	16,292	--	365,421
Land and land development	223,752	163,179	59,197	--	446,128
Commercial business	483,004	74,744	76,819	15,556	650,123
Agricultural business, including secured by farmland	89,053	45,080	63,839	--	197,972
One- to four-family real estate	492,774	106,383	39,504	5,044	643,705

Consumer	63,946	22,579	4,309	--	90,834
Consumer secured by one- to four-family real estate	135,738	35,313	13,874	501	185,426

Total loans outstanding	$2,655,579	$847,101	$374,630	$38,237	$3,915,547

Percent of total loans	67.8%	21.6%	9.6%	1.0%	100.0%

The geographic concentration of our land and land development loans at March 31, 2009 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Residential
Acquisition and development	$113,083	$118,945	$23,291	$--	$255,319
Improved lots	53,563	30,321	5,467	--	89,351
Unimproved land	25,109	12,010	25,159	--	62,278
Commercial and industrial
Acquisition and development	3,904	--	194	--	4,098
Improved land	17,207	699	402	--	18,308
Unimproved land	10,886	1,204	4,684	--	16,774
Total land & land development loans outstanding	$223,752	$163,179	$59,197	$--	$446,128
Percent of total land and land development loans	50.1%	36.6%	13.3%	0.0%	100.0%

As noted in the tables above, substantially all of our loans are to borrowers in the states of Washington, Oregon and Idaho.  Accordingly, their ultimate collectibility is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The amount of impaired loans, net of any charge-offs recorded as a result of specific impairment analysis, and the related allocated reserve for loan losses were as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Loan amount	Allocated reserves	Loan amount	Allocated reserves

Impaired loans:
Non-accrual	$223,793	$17,821	$186,978	$13,053
Accrual	27,854	654	23,635	1,195
	$251,647	$18,475	$210,613	$14,248

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (dollars in thousands):

	March 31 2009	December 31 2008	March 31 2008

Fixed-rate (term to maturity):
Due in one year or less	$201,049	$130,958	$121,255
Due after one year through three years	200,264	206,455	201,046
Due after three years through five years	214,076	246,897	200,367
Due after five years through ten years	122,625	157,621	156,911
Due after ten years	445,292	425,213	355,811
	$1,183,306	$1,167,144	$1,035,390
Adjustable-rate (term to rate adjustment):
Due in one year or less	$2,488,166	$1,912,755	$1,963,415
Due after one year through three years	84,071	402,482	413,712
Due after three years through five years	37,477	440,555	388,231
Due after five years through ten years	122,527	38,472	39,245
	2,732,241	2,794,264	2,804,603
	$3,915,547	$3,961,408	$3,839,993

The adjustable-rate loans may have interest rate adjustment limitations and are generally indexed to various Prime or LIBOR rates, or One to Five Year Constant Maturity Treasury Indices or FHLB borrowing rates.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Banks pay on the short-term deposits that primarily have been utilized to fund these loans.

Note 7:  ALLOWANCE FOR LOAN LOSSES

The following is a schedule of our allocation of the allowance for loan losses at the dates indicated (dollars in thousands):

	March 31 2009	December 31 2008	March 31 2008

Specific or allocated loss allowances:
Commercial real estate	$4,972	$4,199	4,180
Multifamily real estate	84	87	587
Construction and land	46,297	38,253	11,117
One- to four-family real estate	814	752	2,054
Commercial business	18,186	16,533	17,842
Agricultural business, including secured by farmland	587	530	1,397
Consumer	1,682	1,730	2,807
Total allocated	72,622	62,084	39,984

Estimated allowance for undisbursed commitments	1,358	1,108	599
Unallocated	5,744	12,005	9,863
Total allowance for loan losses	$79,724	$75,197	$50,446

Allowance for loan losses as a percentage of total loans outstanding	2.04%	1.90%	1.31%

Allowance for loan losses as a percentage of non-performing loans	36%	40%	93%

An analysis of the changes in our allowance for loan losses is as follows (dollars in thousands):

	For the Quarter Ended
	March 31 2009	December 31 2008	March 31 2008

Balance, beginning of the period	$75,197	58,846	$45,827

Provision for loan losses	22,000	33,000	6,500

Recoveries of loans previously charged off:

Commercial real estate	--	--	--
Multifamily real estate	--	--	--
Construction and land	52	144	--
One- to four-family real estate	2	1	--
Commercial business	70	81	86
Agricultural business, including secured by farmland	--	430	3
Consumer	31	59	55
	155	715	144
Loans charged off:

Commercial real estate	--	--	--
Multifamily real estate	--	--	--
Construction and land	(12,417)	(13,404)	(968)
One- to four-family real estate	(1,091)	(523)	(72)
Commercial business	(3,794)	(2,884)	(780)
Agricultural business, including secured by farmland	--	(553)	--
Consumer	(326)	--	(205)
	(17,628)	(17,364)	(2,025)
Net (charge-offs) recoveries	(17,473)	(16,649)	(1,881)

Balance, end of the period	$79,724	75,197	$50,446

Net loan charge-offs to average outstanding loans during the period	0.44%	0.42%	0.05%

Note 8:  GOODWILL AND OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  Goodwill and other intangible assets consists primarily of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the purchase method, and core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Goodwill is not amortized but is reviewed annually for impairment.  During 2008, we engaged an independent valuation consultant to review goodwill for impairment and, as a result of the significant decline in the Company’s stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, we wrote off all previously recognized goodwill.  We amortize core deposit intangibles over their estimated useful life and review them at least annually for events or circumstances that could impact their recoverability.  The core deposit intangible assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007.  These intangible assets are being amortized using an accelerated method over an estimated useful life of eight years.  The core deposit intangible assets are not estimated to have a significant residual value.  Other intangible assets are amortized over their useful lives and are also reviewed for impairment.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the quarters ended March 31, 2008 and 2009 (dollars in thousands):

	Goodwill	Core Deposit Intangibles	Other	Total

Balance, December 31, 2007	$121,108	$16,529	$17	$137,654
Additions through acquisitions	--	--	--	--
Amortization	--	(736)	--	(736)
Impairment write-off	--	--	--	--
Balance, March 31, 2008	$121,108	$15,793	$17	$136,918

	Goodwill	Core Deposit Intangibles	Other	Total
Balance, December 31, 2008	$--	$13,701	$15	$13,716
Additions through acquisitions	--	--	--	--
Amortization	--	(690)	--	(690)
Impairment write-off	--	--	--	--
Balance, March 31, 2009	$--	$13,011	$15	$13,026

Estimated amortization expense in future years with respect to existing intangibles as of March 31, 2009 (dollars in thousands) is as follows:

	Core Deposit
Year Ended	Intangibles	Other	TOTAL
December 31, 2009	$1,954	$2	$1,956
December 31, 2010	2,459	2	2,461
December 31, 2011	2,276	2	2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
Thereafter	2,322	5	2,327
Net carrying amount	$13,011	$15	$13,026

Mortgage Servicing Rights:  Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on market prices for comparable mortgage servicing contracts.  Capitalized servicing rights are reported in other assets and are amortized as a charge or reduction of non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

We evaluate servicing assets for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, balance outstanding, loan type, age and remaining term, and investor type.  We recognize impairment through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche.  If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

We record servicing fee income for fees earned for servicing loans.  Fees charged to the owners of the loans are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  Certain fees charged to borrowers are also recorded as servicing fee income.  The amortization or impairment of mortgage servicing rights is netted against loan servicing fee income.

An analysis of our mortgage servicing rights for the quarters ended March 31, 2009 and 2008 is presented below (dollars in thousands):

	Quarters Ended March 31
	2009	2008

Balance, beginning of the year	$3,554	$2,807
Amounts capitalized	1,510	397
Amortization*	(612)	(261)
Impairment	(300)	--

Balance, end of the quarter	$4,152	$2,943

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and includes any remaining unamortized balance, which is written off if the loan repays in full.

Note 9:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consist of the following at March 31, 2009 and 2008 and December 31, 2008 (dollars in thousands):

	March 31 2009		December 31 2008		March 31 2008
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$508,593	14.0%	$509,105	13.5%	$486,201	13.2%
Interest-bearing checking	307,741	8.5	378,952	10.0	452,531	12.3
Regular savings accounts	490,239	13.5	474,885	12.6	610,085	16.5
Money market accounts	301,857	8.3	284,041	7.5	234,599	6.3
Total transaction and saving accounts	1,608,430	44.3	1,646,983	43.6	1,783,416	48.3

Certificates which mature or reprice:
Within 1 year	1,504,958	41.5	1,542,925	40.8	1,656,117	44.8
After 1 year, but within 3 years	464,576	12.8	542,735	14.4	201,017	5.4
After 3 years	49,540	1.4	46,207	1.2	52,760	1.5
Total certificate accounts	2,019,074	55.7	2,131,867	56.4	1,909,894	51.7

Total	$3,627,504	100.0%	$3,778,850	100.0%	$3,693,310	100.0%

Deposits at March 31, 2009, December 31, 2008 and March 31, 2008 included public funds of $231,502,000, $362,731,000 and $405,662,000, respectively.  Securities with a carrying value of $48,515,000, $46,908,000 and $49,408,000 were pledged as collateral on these deposits at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, which exceeded the minimum collateral requirements established by state regulations (see Note 21 of the Notes to the Consolidated Financial Statements in our Annual Report filed on Form 10-K for the year ended December 31, 2008).

Geographic Concentration of Deposits at March 31, 2009	Washington	Oregon	Idaho	Total

	$2,843,305	$559,972	$224,227	$3,627,504

In addition to deposits, we also offer retail repurchase agreements which are customer funds that are primarily associated with sweep account arrangements tied to transaction deposit accounts.  While reported in our Consolidated Statements of Financial Condition as collateralized borrowings, these accounts primarily represent customer utilization of our cash management services and related deposit accounts.  The following table presents customer repurchase agreement balances as of March 31, 2009 and 2008 and December 31, 2008 (dollars in thousands):

	March 31 2009	December 31 2008	March 31 2008

Customer Repurchase Agreements:	$131,224	$145,230	$85,032

Note 10:  FAIR VALUE ACCOUNTING AND MEASURMENT

We elected early adoption of SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS No. 157, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our estimates for market assumptions.  These two types of inputs create the following fair value hierarchy:

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

•
Level 3 – Instruments whose significant value drivers are unobservable. The valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect our estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

Items Measured at Fair Value on a Recurring Basis:

We record trading account securities, securities available-for-sale, FHLB debt and junior subordinated debentures at fair value on a recurring basis.

•
The securities assets primarily consist of U.S. Government Agency obligations, municipal bonds, corporate bonds—including certain trust preferred securities—mortgage-backed securities, equity securities and certain other financial instruments. At December 31, 2008 and March 31, 2009, management used inputs from each of the three fair value hierarchy levels to value these assets.  The Level 1 measurements are based upon quoted prices in active markets.  The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Level 3 measurements are based primarily on unobservable inputs.  In 2008 and continuing in 2009, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

At December 31, 2008 and March 31, 2009, the disrupted financial markets made it especially difficult to determine the fair value of certain types of securities.  We own approximately $42.0 million in current face value of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts and insurance companies (TRUP CDOs).  The market for these securities, beginning in the third quarter of 2008 and continuing through March 31, 2009, was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for TRUP CDOs:

•	The few observable transactions and market quotations that were available are not reliable for purposes of determining fair value at December 31, 2008 and March 31, 2009,

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

•	The Company’s TRUP CDOs are classified within Level 3 of the fair value hierarchy because of the significant adjustments required to determine fair value at the measurement date.

The TRUP CDO valuations were prepared by an independent third party.  Its approach to determining fair value involved these steps:

1.	The credit quality of the collateral was estimated using average risk-neutral probability of default values for each industry (i.e., banks, REITs and insurance companies were evaluated separately).

2.	Asset defaults were then generated taking into account both the probability of default of the asset and an assumed level of correlation among the assets.

3.	A higher level of correlation was assumed among assets from the same industry (e.g., banks with other banks) than among those from different industries.

4.	The loss given default was assumed to be 95% (i.e., a 5 % recovery).

5.	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.

6.	The calculations were modeled in several thousand scenarios using a Monte Carlo engine.

7.	The expected cash flows for each scenario were discounted at the risk-free rate plus 200 basis points (for illiquidity) to calculate the present value of the security.

8.	The average price was used for valuation purposes.

At December 31, 2008 and March 31, 2009, we also directly owned approximately $35.0 million in current face value of trust preferred securities (TPS) issued by five individual financial institutions for which no market data or independent valuation source is available.  Similar to the discussion of TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these five TPS securities are also concentrated in the financial institutions sector, which continues to be under extreme pricing pressure at quarter-end, management felt it appropriate to increase the discount rate from previous periods and to apply credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  In applying the model at March 31, 2009, discount rates equal to three-month Libor plus 700 to 900 basis points were used to calculate the respective fair values of these securities.  At December 31, 2008, all of these securities were valued using a discount rate of three-month LIBOR plus 700 basis points.  Management followed a similar process for evaluating TPS debt instruments issued by the Company that are also carried at fair value.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that we would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through December 2011 and then resets quarterly to equal three month LIBOR plus a spread of 1.62%.  In valuing the debentures at March 31, 2009, management evaluated discounted cash flows to maturity and for the discount rate used the March 31, 2008 three-month LIBOR plus 800 basis points.  At December 31, 2008, the cash flows were valued using a discount rate equal to three-month LIBOR plus 700 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to September 30, 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of pricing trust preferred securities (TRUP CDOs), due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to now be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of March 31, 2009, December 31, 2008 and March 31, 2008 (dollars in thousands):
	March 31, 2009
					Fair value gain (loss) for the quarter
	Total	Level 1	Level 2	Level 3	Recognized in other operating income	Recognized as other comprehensive income
Assets:
Securities—available-for-sale	$66,963	$66,963				$414
Securities—trading	161,963	2,554	$134,082	$25,327	$(11,721)
	$228,926	$69,517	$134,082	$25,327

Liabilities
Advances from FHLB at fair value	$172,102	$--	$172,102	$--	511
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	53,819	--	--	53,819	7,957

	$225,921	$--	$172,102	$53,819
					$(3,253)	$414

	December 31, 2008
					Fair value gain (loss) for the quarter
	Total	Level 1	Level 2	Level 3	Recognized in other operating income	Recognized as other comprehensive income
Assets:
Securities—available-for-sale	$53,272	$53,272				$1,082
Securities—trading	203,902	4,152	$163,455	$36,295	$ (23,670)
	$257,174	$57,424	$163,455	$36,295

Liabilities
Advances from FHLB at fair value	$111,415	$--	$111,415	$--	(2,173)
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	61,776	--	--	61,776	39,583

	$173,191	$--	$111,415	$61,776
					$ 13,740	$1,082

	March 31, 2008
					Fair value gain (loss) for the quarter
	Total	Level 1	Level 2	Level 3	Recognized in other operating income	Recognized as other comprehensive income
Assets:
Securities—trading	$226,910	$--	$226,910	$--	$ (5,554)	$--

Liabilities
Advances from FHLB at fair value	$155,405	$--	$155,405	$--	(1,396)
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	105,516	--	105,516	--	7,773

	$260,921	$--	$260,921	$--
					$ 823	$--

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarter ended March 31, 2009:

	March 31, 2009
	(dollars in thousands)
	Investments— trust preferred securities	Borrowings— junior subordinated debentures

Beginning balance	$36,295	$61,776

Total gains or losses recognized
Assets gains (losses)	(10,968)
Liabilities (gains) losses		(7,957)
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--
Ending balance	$25,327	$53,819

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

Items Measured at Fair Value on a Non-recurring Basis:

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, subsequent to appropriate impairment analysis, our total goodwill was written down completely by a charge to earnings of $50.0 million during the quarter ended June 30, 2008 and an additional charge of $71.1 million during the quarter ended December 31, 2008.  Throughout 2008, we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired.  The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and inputs from comparable transactions.  In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity.  These valuation inputs are considered to be Level 2 and 3 inputs.

In accordance with the provisions of SFAS No. 118, as of March 31, 2009, impaired loans with an initial carrying value of $276.5 million were written down to their fair value of $251.6 million by recording charges of $24.9 million to the allowance for loan losses.  Impaired loans are measured at an observable market price (if available) or at the fair value of the loan's collateral (if the loan is collateral dependent).  Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral.  Fair value of the loan's collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.  These valuation inputs are considered to be Level 2 and 3 inputs.

Real estate owned held for sale, net and other foreclosed assets are recorded when the Company receives a long-lived asset, such as real estate, from a borrower in full satisfaction of a loan.  The long-lived asset is considered to be held for sale and prior to the transfer from loans its carrying value is reduced to its fair value less cost to sell.  This fair value (less cost to sell) becomes the "cost" of the foreclosed asset.  Fair value of the foreclosed asset is determined by appraisals or independent valuation, which is then adjusted for the estimated cost to sell it.  These valuation inputs are considered to be Level 2 and 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarter ended March 31, 2009, we recognized $50,000 of additional impairment charges related to these types of assets.

Mortgage servicing rights are initially reported at fair value and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Mortgage servicing rights are subsequently evaluated for impairment based upon the fair value of the rights compared to the amortized cost (remaining unamortized initial fair value).  If the fair value is less than the amortized cost, a valuation allowance is created through an impairment charge to servicing fee income.  However, if the fair value is greater than the amortized cost, the amount above the amortized cost is not recognized in the carrying value.

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands):

	Quarters Ended March 31

	2009	2008

Net income (loss)	$(9,263)	$3,834
Preferred stock dividend accrual	1,550	--
Preferred stock discount accretion	373	--
Net income (loss) available to common shareholders	$(11,186)	$3,834

Basic weighted average shares outstanding	17,160	15,848
Plus MRP, common stock option and common stock warrants considered outstanding for diluted EPS	2	117
Less dilutive shares not included as they are anti-dilutive for
calculations of loss per share	(2)	--
	17,160	15,965

Earnings (loss) per common share
Basic	$(0.65)	$0.24
Diluted	$(0.65)	$0.24

Note 12:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  Authority to grant awards under the 1996 MRP and 1996 and 1998 SOPs has expired and, as of March 31, 2009, there were only 36,845 options eligible for grants under the 2001 SOP.  We did not make any grants under any of these plans in the year ended December 31, 2008 or the quarter ended March 31, 2009.  Stock based compensation costs related to the MRP and SOPs were $49,000 and $113,000 for the quarters ended March 31, 2009 and 2008, respectively.  At March 31, 2009, there were options for 563,980 shares outstanding with a weighted average exercise price of $20.40 per share and a weighted average remaining contractual term of 3.7 years.  None of the options had any intrinsic value on that date.  The Company had $174,000 of total unrecognized compensation costs related to stock options at March 31, 2009 that are expected to be recognized over the remaining contractual term of the underlying options.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company stock, dividends declared on the Company stock and changes in Banner Bank’s average earnings rate, and under SFAS 123(R) is considered a stock appreciation right (“SAR”).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  SFAS No. 123(R) requires us to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  We recognized compensation expense (recovery) of $16,000 and $(42,000), respectively, for the quarters ended March 31, 2009 and 2008 related to the change in the fair value of SARs and additional vesting during the period.

Note 13:  COMMITMENTS

Financial Instruments with Off-Balance-Sheet Risk

We have financial instruments with off-balance-sheet risk generated in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our Consolidated Statements of Financial Condition.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of March 31, 2009, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$203,750
Revolving open-end lines secured by 1-4 family residential properties	112,328
Credit card lines	55,841
Other, primarily business and agricultural loans	526,349
Real estate secured by one- to four-family residential properties	92,500
Standby letters of credit and financial guarantees	9,163

Total	$999,931

Commitments to sell loans secured by one- to four-family residential properties	$92,500

Interest rate swaps notional amount	$26,225

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days.  Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer.  We attempt to deliver these loans before their rate locks expire.  This arrangement generally requires us to deliver the loans prior to the expiration of the rate lock.  Delays in funding the loans can require a lock extension.  The cost of a lock extension at times is borne by the customer and at times by us.  These lock extension costs paid by us are not expected to have a material impact to our operations.  This activity is managed daily.  Changes in the value of rate lock commitments are recorded as other assets and liabilities.  See “Derivative Instruments” under Note 1 of the Notes to the Consolidated Financial Statement’s in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

The Company has stand-alone derivative instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amount is the amount on which calculations, payments and the value of the derivative are based.  The notional amount does not represent direct credit exposure.  Direct credit exposure is limited to the net difference between the calculated amount to be received and paid.  This difference represents the fair value of the derivative instrument.

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

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on form 10-K for the year ended December 31, 2008.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, which may be affected by deterioration in the housing and commercial real estate markets, may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our reserves, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity or earnings; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans and in real estate values in our market areas; fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses, including further FDIC insurance premiums and possible shared-risk assessments for Washington and Oregon public funds deposits; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect or result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; changes as a result of regulatory exams and/or agreements with the regulators; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries.

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and, Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of March 31, 2009, its 83 branch offices and nine loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of March 31, 2009, we had total consolidated assets of $4.5 billion, total loans of $3.8 billion, total deposits of $3.6 billion and total stockholders’ equity of $425 million.

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

Deteriorating economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and continued in the current quarter have presented an unusually challenging environment for banks and their holding companies, including Banner Corporation.  This has been particularly evident in our need to provide for credit losses during the past 15 months at significantly higher levels than our historical experience and has also affected our net interest income and other operating revenues.  As a result of these factors, for the quarter ended March 31, 2009 we had a net loss of $9.3 million, which, after providing for the preferred stock dividend and related discount accretion resulted in a net loss of $11.2 million, or ($0.65) per diluted share, available to common shareholders compared to net income of $3.8 million, or $0.24 per diluted share, for the same quarter one year ago.  The provision for loan losses was $22.0 million for the quarter ended March 31, 2009, an increase of $15.5 million compared to the same quarter in the prior year.  Similar to recent quarters, the significant provision for loan losses in the current quarter reflects material increases in delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  While the provision for loan losses decreased compared to the immediately preceding quarter, housing markets remained weak in many of our primary services areas, resulting in the increase in delinquencies and non-performing assets, further deterioration in property values and the need to provide for an elevated level of losses.  By contrast, other non-housing related segments of the loan portfolio, while showing signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  Throughout 2008 and the first quarter of 2009, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, looking forward, we anticipate our credit costs will remain elevated for the balance of 2009.  (See Note 7, Allowance for Loan Losses, as well as Asset Quality below.)  Similar to recent quarters, the current quarter’s results also include significant adjustments for the valuation of financial instruments carried at fair value.  The net effect of these adjustments was a loss of $3.3 million ($2.1 million after tax); however, valuation adjustments of certain instruments were more substantial and continue to reflect disrupted financial markets, particularly for capital securities issued by financial institutions.  (See Note 10, Fair Value Accounting and Measurement.)

Aside from the level of loan loss provision and fair value adjustments, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and repurchase agreements, Federal Home Loan Bank (FHLB) advances, Federal Reserve Bank of San Francisco (FRBSF) borrowings and junior subordinated debentures.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses decreased by $2.5 million for the quarter ended March 31, 2009 to $35.0 million compared to $37.4 million for the same quarter in the prior year, primarily as a result of a contraction in our net interest margin as asset yields have declined sharply over the past twelve months in response to the Federal Reserve’s monetary policy actions designed to dramatically lower short-term interest rates.  Further, increased delinquencies and the resulting increased levels of non-accrual loans and other non-performing assets have had an adverse impact on our net interest margin, as well as on the amount of our loan loss provision.

Our net income also is affected by the level of our other operating income, including deposit service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions.  Other operating income, excluding the fair value adjustments, increased by $593,000, or 8%, to $7.9 million for the quarter ended March 31, 2009 from $7.3 million for the same quarter in the prior year, primarily as a result of increased gain on the sale of loans from mortgage banking operations somewhat offset by a reduction in loan servicing fees.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments, decreased $1.9 million to $42.9 million for the quarter ended March 31, 2009, compared to $44.7 million for the quarter ended March 31, 2008, as the increased non-interest revenues were not sufficient to offset the decrease in net interest income.  Other operating expenses were nearly unchanged, increasing by just $85,000 to $33.8 million for the quarter ended March 31, 2009 from $33.7 million for same quarter in the prior year.  The current quarter’s expenses reflect increased deposit insurance expense, elevated costs associated with problem loan collection activities including charges related to real estate owned, and increased advertising, generally offset by reductions in compensation and costs for information/computer data services.

As noted above, in the quarter ended March 31, 2009, our net income included a net decrease in the valuation of the selected financial assets and liabilities we record at fair value pursuant to the adoption of SFAS No. 159.  The fair value adjustment resulted in a decrease of $2.1 million (net after tax), or ($0.12) per share (diluted) to net income reported for the quarter ended March 31, 2009.  In contrast, the fair value adjustment for the same quarter one year earlier resulted in an increase of $527,000 (net after tax), or $0.03 per share (diluted).  Excluding the net fair value adjustments in each quarter, the net loss from core operations was $7.2 million ($9.2 million available to common shareholders) for the quarter ended March 31, 2009, compared to net income from core operations of $3.3 million for the quarter ended March 31, 2008.  Earnings or loss from core operations and other earnings information excluding the change in valuation of financial instruments carried at fair value represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  The decrease in earnings from core operations despite a larger earning asset base primarily reflects the increased loan loss provisioning and narrower net interest margin.

We offer a wide range of loan products to meet the demands of our customers.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past two years our origination of construction and land development loans has declined materially.  By contrast, for the quarter just ended, residential mortgage loan originations have significantly increased, primarily reflecting the impact of exceptionally low interest rates on the demand for loans to refinance existing debt.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the slowing economy, for the two most recent quarters demand for these types of commercial business loans has been weak.  We have also increased our emphasis on consumer lending.  As a result, the portion of the loan portfolio invested in consumer loans is now slightly in excess of 7% and consumer loan balances have grown by 28% over the last twelve months.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly important activities for us.  By contrast, we anticipate residential construction and land development lending, which at March 31, 2009 represented just under 20% of the loan portfolio, will continue to be restrained by market conditions for the foreseeable future with balances continuing to decline for a number of quarters.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.  However, during the most recent quarter our deposit balances decreased primarily because of our decision to significantly reduce our exposure to public funds deposits.

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2008 included in the Form 10-K filed with the SEC on March 16, 2009.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles such as goodwill, core deposit intangibles and mortgage servicing rights and (v) the valuation of real estate held-for-sale.  These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2008.

Interest Income: (Note 6) Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectible.  While less common, similar interest reversal and nonaccrual treatment would apply to investment securities if their ultimate collectability became questionable.

Provision and Allowance for Loan Losses: (Notes 7)  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure.

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

Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable.  General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for.  The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances.  Loss factors are based on our historical loss experience adjusted for significant environmental considerations including the experience of other banking organizations that, in our judgment, affect the collectability of the portfolio as of the evaluation date.  The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances.  This methodology may result in losses or recoveries differing significantly from those provided in the financial statements.

While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Fair Value Accounting and Measurement: (Note 10)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Financial Consolidated Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.

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

In accordance with SFAS 157, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  However, in certain instances, when market observable inputs are not available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instruments.  In addition, changes in market conditions may reduce the availability of quoted prices or other observable inputs, requiring a change in the method, judgments and assumptions used to estimate fair value for specific instruments from that which was used in prior periods.  The disruption of certain financial markets and lack of meaningful transaction activity for certain securities beginning in 2008 and continuing in the current quarter made estimating fair values more difficult and less reliable than in prior years.

Goodwill and Other Intangible Assets: (Notes 8 and 10)  Goodwill and other intangible assets consists primarily of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the purchase method, and core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  We account for goodwill and other intangibles as provided for in SFAS No. 142, Goodwill and Other Intangible Assets.  Prior to December 31, 2008, the largest component of our intangible assets was goodwill which arose from business combinations completed in previous periods.  However, for the year ended December 31, 2008, we recorded $121.1 of million impairment charges which eliminated all of the goodwill previously carried in our Consolidated Statements of Financial Condition.  The other major component of our intangible assets is core deposit intangibles, which is the value ascribed to the long-term deposit relationships arising from acquisitions.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

General.  Total assets decreased $74 million, or 2%, from $4.584 billion at December 31, 2008, to $4.510 billion at March 31, 2009.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $50 million, or 1%, from $3.886 billion at December 31, 2008, to $3.836 billion at March 31, 2009.  The slight contraction in net loans was largely due to decreases of $55 million in one- to four-family construction loans and $40 million in land and land development loans, as well as a decrease of $36 million in commercial and agricultural business loans.  These changes were nearly offset by increases of $45 million in one- to four-family and $33 million in commercial and multi-family real estate loans.  We continue to maintain a significant, although decreasing, investment in construction and land loans; however, new production of these types of loans during the past two years has declined appreciably and is expected to remain modest for the foreseeable future.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, loans to finance the construction of one- to four-family residential real estate, which totaled 365 million at March 31, 2009, have decreased by $289 million, or 44%, since their peak quarter-end balance of $655 million at June 30, 2007, including a decrease of $206 million over the last twelve months.  In addition, land and development loans have decreased by $56 million, or 11%, also compared to their peak quarter-end balances at March 31, 2008.  Given the current housing and economic environment and our reduced level of construction and land development loan originations, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline for land development loans will be modest until there are further significant reductions in the amount of completed new construction homes on the market.

Securities decreased $21 million, or 7%, from $317 million at December 31, 2008, to $296 million at March 31, 2009, as repayments and fair value adjustments exceeded purchases.  During the quarter ended March 31, 2009, net fair value adjustments for trading and available-for-sale securities reduced their carrying values by $11 million.  Effective January 1, 2007, we elected to reclassify most of our securities to fair value following our adoption of SFAS No. 159.  At March 31, 2009, the fair value of our trading securities was $53 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was due to a net decrease of $48 million (including $11 million in the current quarter) in the value of single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies as well as a decrease of $7 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by a small gain in all other trading securities.  Although we do not normally engage in trading activities, these securities are reported as trading securities for financial reporting purposes.  (See Note 10, Fair Value Accounting and Measurement, in the Selected Notes to the Consolidated Financial Statements.)  Periodically, we also acquire securities which are designated as available-for-sale or held-to-maturity and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  During the current quarter, we recorded an increase of $414,000 ($264,000 net of tax) in net fair value adjustments related to available-for-sale securities, which was included as a component of other comprehensive income.

Real estate owned acquired through foreclosures increased $17 million, from $22 million at December 31, 2008 to $39 million at March 31, 2009.  This included $33 million in land or land development projects and $6 million in single family homes, primarily from builders’ new construction inventory.  During the quarter ended March 31, 2009, we transferred $19 million of loans into real estate owned and sold approximately $2 million of foreclosed properties.  (See “Asset Quality” discussion below.)

Deposits decreased $151 million, or 4%, from $3.779 billion at December 31, 2008, to $3.628 billion at March 31, 2009.  Non-interest-bearing deposits remained unchanged at $509 million, while interest-bearing deposits decreased $151 million, or 5%, to $3.119 billion at March 31, 2009.  Deposits declined during the current quarter primarily because we encouraged $125 million in public funds, including $76 million of interest-bearing transaction accounts, to run off since December 31, 2008 in anticipation of the higher costs of collateralizing these deposits and to reduce the shared risk exposure under new Washington and Oregon State regulations.  We anticipate further declines in public fund deposits as we continue to adjust to these new regulations.  In addition, we elected to reduce brokered deposits by $19 million during the quarter ended March 31, 2009.

FHLB advances increased $61 million, from $111 million at December 31, 2008, to $172 million at March 31, 2009, while other borrowings increased $36 million to $181 million at March 31, 2009.  On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes covered by the TLGP at a fixed interest rate of 2.625% and a maturity date of March 31, 2012.  This debt, which does not require any collateralization, was issued to bolster our overall liquidity position as we adjust to a lower level of public funds deposits.  Other borrowings also include $131 million of retail repurchase agreements that are primarily related to customer cash management accounts.

Junior subordinated debentures decreased by $8 million since December 31, 2008, reflecting the fair value adjustments recorded subsequent to the adoption of SFAS 159, as changes in credit market conditions had a particularly significant impact on the valuation of this type of security.  The change in the fair value of the junior subordinated debentures, while significant, represents a non-cash valuation adjustment, had no effect on liquidity or our ability to fund our operations and was substantially offset by similar adjustments to certain investment securities as noted above.  (See Note 10, Fair Value of Financial Instruments.)

During the quarter ended March 31, 2009, we issued 493,514 new shares of common stock for $2 million at an average net per share price of $3.84 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  This stock issuance activity, combined with the changes in retained earnings as a result of operations and the accrual of preferred stock dividends, resulted in a net $9 million decrease in stockholders’ equity.  We did not issue or repurchase any shares of Banner Corporation common stock in connection with the exercise of vested stock options and grants.

Comparison of Results of Operations for the Quarters Ended March 31, 2009 and 2008

Reflecting the deteriorating economic conditions and ongoing strains in the financial and housing markets, for the quarter ended March 31, 2009, we had a net loss of $9.3 million, which after providing for the preferred stock dividend of $1.6 million and related discount accretion of $373,000, resulted in a net loss of $11.2 million, or ($0.65) per diluted share, available to common shareholders.  This loss compares to net income of $3.8 million, or $0.24 per diluted share, for the quarter ended March 31, 2008, when we did not have any preferred stock issued.  The net loss for the current quarter reflects a material increase in our provision for loan losses compared to a year ago, as well as a significant contraction in our net interest margin as asset yields have declined sharply over the past twelve months in response to the Federal Reserve’s monetary policy actions and as a result of increased levels of nonaccrual loans and other non-performing assets.  As more fully explained below, our provision for loan losses was $22.0 million for the quarter ended March 31, 2009, compared to $6.5 million for the quarter ended March 31, 2008.  The increased provision for losses in the current quarter primarily reflects an increase in delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.

Our operating results for the quarter ended March 31, 2009 also included a decrease in other operating income, which was particularly influenced by a $3.3 million ($2.1 million after tax) net loss as a result of changes in the valuation of financial instruments carried at fair value pursuant to the adoption of SFAS No. 159, compared to $823,000 ($527,000 after tax) net gain for the same quarter a year ago.  Excluding these fair value adjustments, other operating income increased to $7.9 million for the quarter ended March 31, 2009 compared to $7.3 million for the same quarter in the prior year, primarily as a result of increased gain on the sale of loans from mortgage banking operations.  Other operating expenses of $33.8 million for the quarter ended March 31, 2009 were nearly unchanged from $33.7 million a year earlier, as reduced compensation and costs for information/computer data services were generally offset by significantly increased professional services related to problem loan collection activities, deposit insurance charges and higher advertising expenditures.

Compared to levels a year ago, total assets decreased 1% to $4.510 billion at March 31, 2009, net loans increased 1% to $3.836 billion, and deposits decreased 2% to $3.628 billion, while borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, increased $11 million, or 3%, to $407 million.  The average balance of interest-earning assets was $4.346 billion for the quarter ended March 31, 2009, an increase of $203 million, or 5%, compared to $4.144 billion for the same quarter a year earlier.

Net Interest Income.  Net interest income before provision for loan losses decreased to $35.0 million for the quarter ended March 31, 2009, compared to $37.4 million for the same quarter one year earlier, primarily as a result of the decrease in the net interest margin and despite the 5% growth in average interest-earning assets compared to the same quarter a year ago.  The net interest margin of 3.26% for the quarter ended March 31, 2009 declined 37 basis points from the same quarter one year earlier, largely as a result of the effect of rapidly declining short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields.  This decline in interest rates was further compounded by the adverse effect of an increase in the level of nonaccrual loans and other non-performing assets.  Non-accruing loans reduced the margin by 38 basis points in the quarter ended March 31, 2009 compared to a 12 basis point reduction for the quarter ended March 31, 2008.  Funding costs were also significantly lower; however, deposit costs in particular have been more adversely impacted by competitive pressures which, when combined with the more immediate impact of lower market rates on a substantial portion of our loan portfolio, resulted in compression of our net interest margin and more than offset benefits from the larger earning assets base.  Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of nonaccrual loans, the yield on earning assets for the quarter ended March 31, 2009 decreased by 136 basis points compared to the same quarter one year earlier, while funding costs for the same period decreased by only 96 basis points.

Interest Income.  Interest income for the quarter ended March 31, 2009 was $60.3 million, compared to $72.0 million for the same quarter one year earlier, a decrease of $11.7 million, or 16%.  The decrease in interest income occurred despite a $203 million increase in the average balance of interest earning assets, as the growth was more than offset by the 136 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 5.63% for the quarter ended March 31, 2009, compared to 6.99% in the same quarter one year earlier.  The decrease in the yield on earning assets reflects the significant changes in Federal Reserve monetary policy actions beginning in September 2007 and accelerating throughout 2008 designed to aggressively lower short-term interest rates.  As a result of these policy actions, bank prime rates, which had averaged 6.21% for the quarter ended March 31, 2008, declined by 297 basis points to average 3.25% for the quarter ended March 31, 2009.  Average loans receivable for the quarter ended March 31, 2009 increased by $112 million, or 3%, to $3.943 billion, compared to $3.831 billion for the same quarter one year earlier.  Interest income on loans for the quarter, however, decreased by $11.8 million, or 17%, to $56.3 million from $68.1 million for the same quarter one year earlier, reflecting the impact of the 136 basis point decrease in the average yield on loans, which was partially offset by the increase in average loan balances.  The decrease in average loan yields reflects the lower average level of market interest rates in the current quarter, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The decrease in average loan yields also reflects the adverse effect of increased loan delinquencies as well as changes in the mix of the loan portfolio and slower turn-over in the construction and land development portfolio which resulted in less recognition of deferred loan fee income.  The average yield on loans was 5.80% for the quarter ended March 31, 2009, compared to 7.15% in the same quarter one year earlier.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $91 million (excluding the effect of fair value adjustments) for the quarter ended March 31, 2009, and the interest and dividend income from those investments increased by $104,000 compared to the same quarter one year earlier.  The effect of the increased average balance was substantially offset as the average yield on the securities portfolio and cash equivalents decreased to 4.00% for the quarter ended March 31, 2009, from 4.99% in the same quarter one year earlier.  The 99 basis point decrease in the yield of the securities portfolio is a reflection of the current lower rate environment as well as change in the mix of those assets.  In response to the ongoing turmoil in the credit and mortgage markets and the effect on the market value of certain of its mortgage assets, the FHLB of Seattle suspended its dividend indefinitely in the fourth quarter of 2008 until its earnings and capital position have adequately improved.  By contrast, dividend income received from our investment in FHLB stock for the quarter ended March 31, 2008 was $93,000.

Interest Expense.  Interest expense for the quarter ended March 31, 2009 was $25.4 million, compared to $34.6 million for the comparable quarter in 2008, a decrease of $9.2 million, or 27%.  The decrease in interest expense occurred as a result of a 96 basis point decrease in the average cost of all interest-bearing liabilities to 2.50% for the quarter ended March 31, 2009, from 3.46% for the same quarter one year earlier, and despite a $93 million increase in average interest-bearing liabilities.  The increase in interest-bearing balances reflects an $87 million increase in average deposits along with a $69 million increase in other borrowings, as well as a $64 million decrease in average FHLB advances.  The effect of lower average market rates for the quarter on the cost of these funds was partially mitigated by deposit pricing characteristics noted below and by changes in the mix of deposits.

Deposit interest expense decreased $7.0 million, or 23%, to $23.1 million for the quarter ended March 31, 2009 compared to $30.1 million for the same quarter one year earlier as a result of an 81 basis point decrease in the cost of interest-bearing deposits and despite deposit growth during the past twelve months.  Average deposit balances increased $87 million, or 2%, to $3.693 billion for the quarter ended March 31, 2009, from $3.606 billion for the quarter ended March 31, 2008, while the average rate paid on deposit balances decreased from 3.35% a year ago to 2.54% for the current quarter.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the relatively modest decrease in deposit costs as the Federal Reserve moved aggressively to lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008.  Furthermore, competitive pricing pressure for interest-bearing deposits has been quite intense in recent quarters, as many financial institutions have experienced increased liquidity concerns in the current economic environment.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $134 million for the quarter ended March 31, 2009, compared to $198 million for the same quarter one year earlier.  The average rate paid on FHLB advances for the quarter ended March 31, 2009 decreased to 2.18%, a decrease of 158 basis points compared to the same quarter one year earlier, and, combined with the $64 million decrease in average FHLB borrowings, resulted in a $1.1 million decrease in the related interest expense.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 4.37% for the quarter ended March 31, 2009.  Junior subordinated debentures outstanding in the same quarter one year earlier, similarly, had the same average balance of $124 million (excluding the effect of fair value adjustments) with a higher average rate of 6.71%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The lower average cost of the junior subordinated debentures in the current quarter reflects the impact of lower short-term market interest rates.  Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities as well as overnight federal funds borrowings from the FRBSF and correspondent banks.  The average balance for other borrowings, consisting of $132 million in customer retail repurchase agreements and $26 million of Fed Funds, was $159 million for the quarter ended March 31, 2009, an increase of $69 million over the same quarter one year earlier.  The related interest expense for other borrowings decreased by $383,000, to $227,000 from $610,000 for the respective periods, again reflecting significantly lower market interest rates.  The average rate paid on other borrowings was 0.58% for the quarter ended March 31, 2009, compared to 2.73% in the same quarter one year earlier.  Other borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Quarters Ended
Average Balances	March 31
(in thousands)	2009	2008

Investment securities and cash equivalents	$221,035	$176,596
Mortgage-backed obligations	145,108	98,629
FHLB stock	37,371	37,371
Total average interest-earning securities and cash equivalents	403,514	312,596
Loans receivable	3,942,917	3,830,992
Total average interest-earning assets	4,346,431	4,143,588

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	193,188	359,474
Total average assets	$4,539,619	$4,503,062

Deposits	$3,693,345	$3,606,121
Advances from FHLB	134,022	197,886
Other borrowings	159,189	89,958
Junior subordinated debentures	123,716	123,716
Total average interest-bearing liabilities	4,110,272	4,017,681

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(7,922)	42,997
Total average liabilities	4,102,350	4,060,678

Equity	437,269	442,384
Total average liabilities and equity	$4,539,619	$4,503,062

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	4.01%	6.00%
Mortgage-backed obligations	5.03%	4.70%
FHLB stock	0.00%	1.00%
Total interest rate yield on securities and cash equivalents	4.00%	4.99%
Loans receivable	5.80%	7.15%
Total interest rate yield on interest-earning assets	5.63%	6.99%

Interest Rate Expense:
Deposits	2.54%	3.35%
Advances from FHLB	2.18%	3.76%
Other borrowings	0.58%	2.73%
Junior subordinated debentures	4.37%	6.71%
Total interest rate expense on interest-bearing liabilities	2.50%	3.46%

Interest spread	3.13%	3.53%

Net interest margin on interest earning assets	3.26%	3.63%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	(0.83)%	0.34%
Return on average equity	(8.59)%	3.49%
Average equity / average assets	9.63%	9.82%
Average interest-earning assets / interest-bearing liabilities	105.75%	103.13%
Non-interest income/average assets	0.42%	0.73%
Non-interest (other operating) expenses / average assets	3.02%	3.01%
Efficiency ratio [non-interest (other operating) expenses / revenues]	85.32%	74.00%
Tangible common stockholders’ equity to tangible assets	6.56%	6.60%

Provision and Allowance for Loan Losses.  During the quarter ended March 31, 2009, the provision for loan losses was $22.0 million compared to $6.5 million the quarter ended March 31, 2008.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  For the first quarter of 2009, the provision for loan losses was the most important factor contributing to our disappointing core operating results.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs.  We believe that the allowance for loan losses as of March 31, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date and that the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable.

The significantly greater provision for loan losses for the quarter ended March 31, 2009 primarily reflects the substantial increase in delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values as well as our concerns that an increasing number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns heightened during the second half of 2008 and remained elevated in the most recent quarter as additional evidence of over-supply and price declines for certain housing and related lot and land markets became more apparent.  This was particularly the case in certain outlying areas of the Puget Sound and Portland regions, which had previously demonstrated fewer signs of stress than some of the other markets that we serve.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, more recently the deteriorating pace of general economic activity has become a significant contributing factor.  We recorded net charge-offs of $17.5 million for the quarter ended March 31, 2009, compared to $1.9 million for the same quarter one year earlier, and non-performing loans increased to $224 million at March 31, 2009, compared $187 million at December, 31, 2008 and $54 million at March 31, 2008.  A comparison of the allowance for loan losses at March 31, 2009 and 2008 reflects an increase of $30 million, or 60%, to $80 million at March 31, 2009, from $50 million at March 31, 2008.  Similarly, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.04% at March 31, 2009, compared to 1.31% at March 31, 2008.  While the allowance as a percentage of non-performing loans decreased to 36% at March 31, 2009, compared to 93% a year earlier, significantly more of the non-performing loan balances have been reduced to expected recovery values as a result of specific impairment analysis and related charge-offs.

As of March 31, 2009, we had identified $252 million of impaired loans as defined by SFAS No. 114, including $28 million of restructured loans which are currently performing under their restructured terms.  Of those impaired loans, $131 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs.  The remaining $121 million have related allowances for credit losses totaling $18 million.  Impaired loans with related allowances for credit losses that are individually evaluated for reserve needs total $72 million and account for $15 million of the allowances for impaired loans.  Impaired loans with related allowances for credit losses that are collectively evaluated as homogeneous pools total $49 million and account for $3 million of the total allowance related to impaired loans.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $4.6 million for the quarter ended March 31, 2009, compared to $8.1 million for the same quarter one year earlier.  Reflecting increased mortgage banking activity, gain on sale of loans increased by $1.1 million to $2.7 million for the quarter ended March 31, 2009, compared to $1.6 million for the same quarter one year earlier.  Loan sales for the quarter ended March 31, 2009 totaled $149 million, compared to $110 million for the same quarter one year earlier period.  Reflecting an impairment charge of $300,000 on mortgage servicing rights along with accelerated amortization due to early loan payoffs, servicing fees decreased by $619,000 compared to a year earlier.  The slowing economy adversely affected our payment processing revenues in the current quarter as activity levels for deposit customers, cardholders and merchants clearly declined compared to a year ago.  Primarily reflecting this slow-down in customer transaction volumes, income from deposit fees and other service charges decreased by $77,000, or 2%, to $4.9 million for the quarter ended March 31, 2009, compared to $5.0 million for the same quarter one year earlier.  For the quarter ended March 31, 2009, other income significantly reflects a net loss of $3.3 million for the change in valuation of financial instruments carried at fair value, compared to a net gain of $823,000 for the same quarter one year earlier.  The fair value adjustments in the current quarter primarily reflect large reductions in the values of the trust preferred securities, including collateralized debt obligations secured by pools of trust preferred securities, that we own, which were partially offset by changes in the valuation of the junior subordinated debentures we have issued.  As discussed more thoroughly in Note 10 of the Selected Notes to the Consolidated Financial Statements, the valuation of these financial instruments has become very difficult and more subjective in recent periods as current and reliable observable transaction data does not exist.

Other Operating Expenses.  Other operating expenses in aggregate were nearly unchanged at $33.8 million for the quarter ended March 31, 2009, compared to $33.7 million for the quarter ended March 31, 2008.  The current quarter’s expenses reflect increased deposit insurance expense, elevated costs associated with problem loan collection activities including charges related to real estate owned, and increased advertising, generally offset by reductions in compensation and costs for information/computer data services.  As a result, other operating expenses as a percentage of average assets was 3.02% for the quarter ended March 31, 2009, compared to 3.01% for the same quarter one year earlier.  Salary and employee benefits decreased $2.0 million to $17.6 million for the quarter ended March 31, 2009 from $19.6 million for the quarter ended March 31, 2008, reflecting reduced staffing levels as well as the elimination of certain incentive accruals and reductions in the level of employer paid retirement contributions.  Likewise, information/computer data services costs decreased $455,000 to $1.5 million for the current quarter compared to $2.0 million for the same period a year ago as we continued to achieve additional operating efficiencies in this important area following the successful integration of the 2007 acquisitions.  While the current quarter’s expenses include operating costs associated with the opening of two new branch offices in 2008 in Portland, Oregon and Bellevue, Washington, occupancy and equipment expenses only increased modestly by $186,000, or 3%, compared to one year earlier.  By contrast, the cost of FDIC insurance increased $1.2 million, or 358%, to $1.5 million for the quarter ended March 31, 2009 compared to $327,000 for the same quarter a year ago, reflecting increased assessment rates and depletion of offsetting credits that had held the prior year’s charges at a lower level.  The current quarter’s operating expenses also included $1.2 million for professional services, which was an increase of $439,000 compared to the quarter ended

March 31, 2008 largely as a result of increased collection expenses.  We also continued our strong commitment to advertising and marketing expenditures which increased by $414,000, or 29%, to $1.8 million for the quarter ended March 31, 2009, compared to $1.4 million in the same quarter one year earlier.  In addition, the current quarter’s expense included a non-recurring $655,000 shared risk assessment from the Washington Public Deposit Protection Commission related to the failure of a Washington State chartered commercial bank.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the quarters ended March 31, 2009 and 2008 were (42.8)% and 28.2%, respectively.  In both years the effective tax rate reflects the recording of tax credits related to certain Community Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The impact of those tax credits and tax exempt income, combined with relatively modest amounts of taxable income, or in the current quarter taxable loss, results in effective tax rates that are substantially different than the expected statutory rate.

Asset Quality

We have always placed a strong emphasis on managing our asset quality by applying a disciplined approach to credit approval and monitoring for signs of deterioration in loan quality.  Nonetheless, over the past two years as housing markets have continued to weaken in many of our primary service areas, we have experienced significantly increasing delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing through the quarter ended March 31, 2009, home and lot sales activity was exceptionally slow, causing additional stress on builders’ and developers’ cash flows and ability to service debt, which is reflected in our increased non-performing asset totals.  In addition, other non-housing-related segments of the loan portfolio are beginning to show signs of stress and increasing levels of non-performing loans as the effects of the slowing economy are becoming more evident.  As a result, in recent periods including the quarter ended March 31, 2009, our provision for loan losses has been significantly higher than historical levels and normal expectations.  This higher level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues and increased loan collection costs.  Although our future results will depend on the depth and duration of the current economic recession, we believe that we can work our way through the housing market-related problems and we are actively engaged with our borrowers in resolving problem loans.  While property values have continued to decline, our reserve levels are substantial and, along with our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.

Non-Performing Assets:  Non-performing assets increased to $263 million, or 5.84% of total assets, at March 31, 2009, compared to $62 million, or 1.36% of total assets, at March 31, 2008.  Slower sales and excess inventory in certain housing markets were the primary cause of the increase in delinquencies and foreclosures of residential construction and land development loans, which represented approximately 80% of our non-performing assets at March 31, 2009.  While we have not engaged in any sub-prime lending programs and have not been directly impacted by the asset quality issues emanating from that market segment, the effect on home values, housing markets and construction lending from problems associated with sub-prime and other non-traditional mortgage lending programs has contributed to the increased levels of builder and developer delinquencies.  As a result of this softness in the housing market, we are currently exercising extra monitoring vigilance with respect to our asset quality and for the ended quarter March 31, 2009, we further increased our allowance for loan losses even though total loans outstanding declined.  While less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we are proactively monitoring and managing those portions of our portfolio as well.  We continue to believe our level of non-performing loans and assets, while increased, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in land and land development loans.  The primary components of the $263 million in non-performing assets are $224 million in nonaccrual loans, including $176 million of construction and land development loans, and $39 million in real estate owned (REO) and other repossessed assets.  The geographic distribution of non-performing construction, land and land development loans and real estate owned included approximately $97 million, or 45%, in the Puget Sound region, $80 million, or 37%, in the greater Portland market area and $23 million, or 11%, in the greater Boise market area.  Within our non-performing assets, we have a total of 58 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1 million that collectively comprise $211 million, or 80% of our total non-performing assets as of March 31, 2009.

The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	March 31 2009	December 31 2008	March 31 2008

Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$15,180	$12,879	$3,273
Multifamily	968	--	--
Construction and land	175,794	154,823	44,192
One- to four-family	21,900	8,649	2,869
Commercial business	7,500	8,617	3,114
Agricultural business, including secured by farmland	2,176	1,880	386
Consumer	275	130	40
	223,793	186,978	53,874
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	--	--	--
One- to four-family	161	124	488
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	143	243	73
	304	367	561
Total non-performing loans	224,097	187,345	54,435
Nonaccrual securities	160	--	--
Real estate owned and other repossessed assets held for sale, net (2)	39,109	21,886	7,579

Total non-performing assets	$263,366	$209,231	$62,014

Total non-performing loans to net loans before allowance for loan losses	5.72%	4.73%	1.42%
Total non-performing loans to total assets	4.97%	4.09%	1.19%

Total non-performing assets to total assets	5.84%	4.56%	1.36%

Restructured loans (3)	$27,550	$23,635	$2,026

(1)  For the quarter ended March 31, 2009, $4.1 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold.  When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value.  Subsequent to acquisition through foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value.   If a new appraisal and market analysis determines that the net realizable value has decreased, the carrying value is written down to the anticipated sales price, less selling and holding costs, by a charge to operating expense.  At March 31, 2009, we had $39.0 million of real estate owned.  Of that total, $19.2 million, or 49.4%, are located in the greater Seattle, WA-Puget Sound region and consist of land development projects that include 213 residential lots, three single-family homes under construction and ten completed single-family homes.  Another $12.6 million, or 32.4% of the total, are located in the greater Portland, OR area and consist of 89 residential lots and ten completed single-family homes.  A further $6.1 million, or 15.8%, are split almost evenly between the greater Spokane, WA area and the greater Boise, ID area and consist of 19 residential lots, ten completed single-family homes and four completed single-family condominiums.

(3)  These loans are performing under their restructured terms.

In addition to the non-performing loans as of March 31, 2009, we had other classified loans with an aggregate outstanding balance of $171 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Detail and Geographic Concentration of Non-performing Assets at March 31, 2009	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$7,774	$7,406	$--	$--	$15,180
Multifamily	968	--	--	--	968
Construction and land
One- to four-family construction	34,927	25,885	6,376	--	67,188
Residential land acquisition & development	30,555	36,678	6,533	--	73,766
Residential land improved lots	11,133	3,058	2,006	--	16,197
Residential land unimproved	8,415	200	5,543	--	14,158
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	--	--	--	--	--
Commercial land unimproved	4,076	409	--	--	4,485
Total construction and land	89,106	66,230	20,458	--	175,794

One- to four-family	9,442	2,820	8,667	1,132	22,061
Commercial business	6,115	1,118	267	--	7,500
Agricultural business, including secured by farmland	774	417	985	--	2,176
Consumer	418	--	--	--	418
Total non-performing loans	114,597	77,991	30,377	1,132	224,097

Securities on nonaccrual	--	--	--	160	160
Real estate owned (REO) and repossessed assets	23,390	12,650	3,069	--	39,109

Total non-performing assets	$137,987	$90,641	$33,446	$1,292	$263,366

The most significant of our non-performing loan and real estate owned (REO) exposures are included in the following two tables:

In thousands	Percent of total non-performing assets	Collateral securing the indebtedness	Geographic location

$17,723	6.73%	166 residential lots One multi-family site Eight completed homes in one plat 20 residential lots in a second plat One partially completed high-end home	Greater Portland, OR area

17,141	6.51	109 residential lots 22 homes under construction	Greater Seattle-Puget Sound

11,791	4.48	105 residential lots	Greater Seattle-Puget Sound

8,553	3.25	40 residential lots Four completed new homes Three homes under construction	Greater Portland, OR area

7,324	2.78	Commercial building office	Greater Portland, OR area

7,234	2.75	23 residential lots 11 completed new homes	Greater Seattle-Puget Sound

6,679	2.54	72 residential lots Two completed homes	Central Oregon

6,002	2.28	41 residential lots	Greater Portland, OR area

5,896	2.24	Ten residential lots 21 completed new homes or leased homes	Greater Portland, OR area

5,176	1.97	Nine residential lots 12 completed new or leased homes	Greater Portland, OR area

5,011	1.90	Five parcels of land with preliminary plat approval for 51 residential lots	Greater Seattle-Puget Sound

4,810	1.83	155 acres undeveloped residential land	Greater Boise, ID area

4,650	1.77	Three completed new homes Three residential lots	Greater Spokane, WA area

4,076	1.55	Commercial lot	Greater Seattle-Puget Sound

69,040	26.21	Various collateral; all relationships under $4 million	Washington

26,533	10.07	Various collateral; all relationships under $4 million	Oregon

15,022	5.70	Various collateral; all relationships under $4 million	Idaho

40,705	15.46	REO, other repossessed assets and nonaccrual securities	Various

$263,366	100.0%	Total non-performing assets

In thousands	Percent of total REO and repossessed assets	REO description	Geographic location

$11,304	29.02%	196-lot residential land development project	Greater Seattle-Puget Sound

4,540	11.66	74 residential lots	Greater Portland, OR area

3,907	10.03	Eight residential lots Four completed single-family homes	Greater Portland, OR area

2,333	5.99	12 residential lots Four completed condominiums	Greater Spokane, WA area

2,269	5.83	Seven residential lots Three completed single-family homes	Greater Portland, OR area

1,914	4.91	Three completed single-family homes	Greater Portland, OR area

1,320	3.39	Three completed single-family homes	Greater Seattle-Puget Sound

1,260	3.23	Two completed single-family homes	Greater Seattle-Puget Sound

1,207	3.10	Three residential lots One completed single-family home One single-family construction	Greater Seattle-Puget Sound

4,140	10.63	Eight residential lots Four completed single-family homes Two single-family constructions	Greater Seattle-Puget Sound

3,068	7.88	Seven residential lots Six completed single-family homes	Greater Boise, ID area

735	1.89	Two completed single-family homes	Greater Spokane, WA area

954	2.45	One completed single-family home Three commercial buildings	Other Washington

$38,951	100.0%

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

Our primary investing activity is the origination and purchase of loans.  During the quarter ended March 31, 2009, we did not purchase any loans; however, we did originate $153 million of loans held for sale and we sold $149 million of loans held for sale.  Other loan originations net of repayments resulted in net repayments of $32 million for the quarter.  Total deposits decreased $151 million for the quarter ended March 31, 2009 primarily because we encouraged $125 million in public funds to run off in response to changes in the collateralization requirements under the Washington and Oregon State public deposit protection regulations.  In addition to reducing our collateral requirements, allowing those deposits to run off also reduced our exposure to future shared-risk assessments under those regulations.  Deposit activity in the first quarter of 2009 also included a net decrease of $19 million of brokered deposits.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) increased $61 million for the quarter ended March 31, 2009, and other borrowings, including the $50 million of senior bank notes issued under the FDIC Temporary Liquidity Guarantee Program (TLGP) and our junior subordinated debentures (excluding fair value adjustments), increased $36 million for the quarter ended March 31, 2009.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the quarter ended March 31, 2009, we used our sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals.  At March 31, 2009, we had outstanding loan commitments totaling $1.000 billion, including undisbursed loans in process and unused credit lines totaling $906 million.  This level of commitments was proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB-Seattle, which at March 31, 2009 provided for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $952 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $43 million.  Advances under these credit facilities totaled $172 million, or 4% of our assets at March 31, 2009.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-for-Custody (BIC) program.  Under this program we can borrow against eligible collateral not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $597 million.  We utilized this facility on a limited basis during 2008; however, we had no funds borrowed from the Federal Reserve Bank at March 31, 2009.

At March 31, 2009, certificates of deposit amounted to $2.019 billion, or 56% of our total deposits, including $1.505 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At March 31, 2009, Banner Corporation and the Banks each exceeded all current regulatory capital requirements.  (See Item 1, “Business–Regulation,” and Note 20 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2008.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of March 31, 2009, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well-capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2009:
Banner Corporation—consolidated
Total capital to risk-weighted assets	$515,432	12.87%	$320,271	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	465,039	11.62	160,135	4.00	N/A	N/A
Tier 1 leverage capital to average assets	465,039	10.27	181,200	4.00	N/A	N/A

Banner Bank
Total capital to risk-weighted assets	464,079	12.09	307,020	8.00	$383,774	10.00%
Tier 1 capital to risk-weighted assets	415,730	10.83	153,510	4.00	230,265	6.00
Tier 1 leverage capital to average assets	415,730	9.56	173,873	4.00	217,341	5.00

Islanders Bank
Total capital to risk-weighted assets	24,860	13.56	14,663	8.00	18,329	10.00%
Tier 1 capital to risk-weighted assets	23,631	12.89	7,332	4.00	10,997	6.00
Tier 1 leverage capital to average assets	23,631	11.73	8,058	4.00	10,072	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, as of March 31, 2009, many of the floating-rate loans with interest rate floors are in portions of the portfolio experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in of 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, in recent quarters, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions have created heightened competitive pricing pressures.  As previously noted, our net interest margin has also been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.

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

The table of Interest Rate Risk Indicators sets forth, as of March 31, 2009, the estimated changes in our net interest income over a on-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
	(dollars in thousands)

+400	$7,115	4.6%	$(109,547)	(28.6)%
+300	4,583	3.0	(91,240)	(23.8)
+200	534	0.3	(62,637)	(16.3)
+100	(2,665)	(1.7)	(34,244)	(8.9)
0	0	0.0	0	0
-25	(119)	(0.1)	519	0.1
-50	(566)	(0.4)	11,907	3.1

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

Certain shortcomings are inherent in gap analysis.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Finally, the ability of some borrowers to service their debt may decrease in the event of a severe change in market rates.

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2009.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At March 31, 2009, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $175.2 million, representing a one-year cumulative gap to total assets ratio of 3.88%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of March 31, 2009 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Interest Sensitivity Gap as of March 31, 2009	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$574,742	$24,094	$12,300	$603	$--	$--	$611,739
Fixed-rate mortgage loans	111,643	76,869	246,158	174,461	156,669	63,154	828,954
Adjustable-rate mortgage loans	614,909	158,315	383,037	210,743	6,073	--	1,373,077
Fixed-rate mortgage-backed securities	18,259	13,844	38,347	21,525	21,634	6,413	120,022
Adjustable-rate mortgage-backed securities	2,225	2,001	7,218	9,968	--	--	21,412
Fixed-rate commercial/agricultural loans	59,833	40,623	90,725	30,673	7,673	158	229,685
Adjustable-rate commercial/agricultural loans	557,820	9,408	36,921	16,031	238	--	620,418
Consumer and other loans	143,722	12,190	29,856	41,358	16,378	10,692	254,196
Investment securities and interest-earning deposits	90,282	16,421	22,505	30,857	24,383	67,360	251,808

Total rate sensitive assets	$2,173,435	$353,765	$867,067	$536,219	$233,048	$147,777	$4,311,311

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	142,261	115,715	270,002	270,002	--	--	797,980
Money market deposit accounts	150,929	90,557	60,371	--	--	--	301,857
Certificates of deposit	982,637	516,340	470,844	44,936	4,317	--	2,019,074
FHLB advances	91,432	33,000	35,800	10,000	--	--	170,232
Other borrowings	--	--	49,970	--	--	--	49,970
Junior subordinated debentures	97,942	--	25,774	--	--	--	123,716
Retail repurchase agreements	131,224	--	--	--	--	--	131,224

Total rate sensitive liabilities	1,596,425	755,612	912,761	324,938	4,317	--	3,594,053

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$577,010	$(401,847)	$(45,694)	$211,281	$228,731	$147,777	$717,258
Cumulative excess (deficiency) of interest-sensitive assets	$577,010	$175,163	$129,469	$340,750	$569,481	$717,258	$717,258

Cumulative ratio of interest-earning assets to interest-bearing liabilities	136.14%	107.45%	103.97%	109.49%	115.85%	119.96%	119.96%
Interest sensitivity gap to total assets	12.79%	(8.91)%	(1.01)%	4.68%	5.07%	3.28%	15.90%
Ratio of cumulative gap to total assets	12.79%	3.88%	2.87%	7.56%	12.63%	15.90%	15.90%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(425.2) million, or (9.4%) of total assets at March 31, 2009.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters Ended March 31, 2009 and 2008” of this report.

ITEM 4 - Controls and Procedures

The management of Banner Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (Exchange Act).  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-26584) except that the following risk factors are added to those previously contained in Form 10-K:

Our investment in Federal Home Loan Bank stock may be impaired.

At March 31, 2009, we owned $37.4 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership in the Federal Home Loan Bank of Seattle (FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost and is subject to recoverability testing per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB did not pay a dividend for the fourth calendar quarter of 2008 or the first quarter of 2009.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet.  As a result, we have not recorded an “other than temporary impairment” on our investment in FHLB stock.  However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

We are subject to various regulatory requirements and may be subject to future regulatory restrictions and enforcement actions.

Currently, Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  In addition, Banner Bank may not pay pursuant to or enter into certain severance and other forms of compensation agreements without regulatory approval.  Further, we require the approval of the FDIC to participate in any additional borrowings under the Temporary Liquidity Guarantee Program.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we may be subject to additional increased regulatory scrutiny, regulatory restrictions, and potential enforcement actions.  Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans.  Even though we remain well-capitalized in terms of our capital ratios, the regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions. For example, if the regulatory agencies were to implement such a restriction, we would likely have limitations on our lending activities and be limited in our ability to utilize brokered funds as a funding source, an area that has been a source of funds for us in recent years. The regulatory agencies also have the power to limit the rates paid by the Banks to attract retail deposits in their local markets.  We also may be required to reduce our levels of construction and land development loans and classified or non-performing assets within specified time frames.  These time frames might not necessarily result in maximizing the price which might otherwise be received for the underlying properties.  In addition, if such restrictions were also imposed upon other institutions which operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties.  If any of these or similar additional restrictions are placed on us, it would limit the resources currently available to us as a well-capitalized institution.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become extremely volatile over the past twelve months.  Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, we did not sell any securities that were not registered under the Securities Act of 1933.  We did not have any repurchases of our common stock from January 1, 2009 through March 31, 2009.

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

10{k}
Form of Supplemental Executive Retirement Program Agreement with Gary Sirmon, Michael K. Larsen, Lloyd W. Baker, Cynthia D. Purcell, Richard B. Barton and Paul E. Folz [incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2001 and the exhibits filed with the Form 8-K on May 6, 2008].

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

10{q}	Long-Term Incentive Plan [incorporated by reference to the exhibits filed with the Form 8-K on May 6, 2008].

10{r}	Form of Compensation Modification Agreement [incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 24, 2008 (File No. 000-26584)].

10{s}	2005 Executive Officer and Director Stock Account Deferred Compensation Plan.
48
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Banner Corporation

May 11, 2009	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2009	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES ACT OF 1934

I, D. Michael Jones, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 11, 2009		/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF BANNER CORPORATION
PURSUANT TO RULES 13a-14(a) AND 15d -14(a) UNDER THE SECURITIES ACT OF 1934

I, Lloyd W. Baker, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 of Banner Corporation;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 11, 2009	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF BANNER CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify in his capacity as an officer of Banner Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, that:

•  the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

•  the information contained in the report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.

May 11, 2009	/s/D. Michael Jones
D. Michael Jones
Chief Executive Officer

May 11, 2009	/s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer