Form 10-Q
period 2009-06-30
BANNER CORP
filed 2009-08-07
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to __________ :

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes  [X]             No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes  [   ]   No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of July 31, 2009
Common Stock, $.01 par value per share	18,942,263 shares*
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

BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:
Consolidated Statements of Financial Condition as of June 30, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the Quarters and Six Months Ended June 30, 2009 and 2008	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six Months Ended June 30, 2009 and 2008	5

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2009 and 2008	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	9

Selected Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	28

Executive Overview	28

Comparison of Financial Condition at June 30, 2009 and December 31, 2008	32

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2009 and 2008	33

Asset Quality	38

Liquidity and Capital Resources	42

Capital Requirements	43

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	44

Sensitivity Analysis	44

Item 4 - Controls and Procedures	48

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	49

Item 1A - Risk Factors	49

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3 - Defaults upon Senior Securities	51

Item 4 - Submission of Matters to a Vote of Security Holders	51

Item 5 - Other Information	52

Item 6 - Exhibits	53

SIGNATURES	55

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
June 30, 2009 and December 31, 2008

	June 30	December 31
ASSETS	2009	2008

Cash and due from banks	$84,258	$102,750

Securities—trading, cost $213,762 and $245,274, respectively	167,476	203,902
Securities—available-for-sale, cost $50,506 and $52,190, respectively	50,980	53,272
Securities—held-to-maturity, fair value $77,478 and $60,530, respectively	77,321	59,794

Federal Home Loan Bank (FHLB) stock	37,371	37,371
Loans receivable:
Held for sale, fair value $8,480 and $7,540, respectively	8,377	7,413
Held for portfolio	3,904,704	3,953,995
Allowance for loan losses	(90,694)	(75,197)
	3,822,387	3,886,211

Accrued interest receivable	18,892	21,219
Real estate owned, held for sale, net	56,967	21,782
Property and equipment, net	103,709	97,647
Goodwill and other intangibles, net	12,365	13,716
Deferred income tax asset, net	8,942	5,528
Income taxes receivable, net	15,212	9,675
Bank-owned life insurance (BOLI)	53,341	52,680
Other assets	23,321	18,821
	$4,532,542	$4,584,368
LIABILITIES
Deposits:
Non-interest-bearing	$508,284	$509,105
Interest-bearing transaction and savings accounts	1,131,093	1,137,878
Interest-bearing certificates	2,110,466	2,131,867
	3,749,843	3,778,850

Advances from FHLB at fair value	115,946	111,415
Other borrowings	158,249	145,230
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	49,563	61,776
Accrued expenses and other liabilities	36,652	40,600
Deferred compensation	12,815	13,149
	4,123,068	4,151,020
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	116,661	115,915
Common stock - $0.01 par value per share, 25,000,000 shares authorized, 18,426,458 shares issued: 18,186,077 shares and 16,911,657 shares outstanding at June 30, 2009 and December 31, 2008, respectively	322,582	316,740
Retained earnings (accumulated deficit)	(27,826)	2,150
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale and/or transferred to held to maturity	62	572
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 restricted shares outstanding at June 30, 2009 and December 31, 2008	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(8,838)	(8,850)
Liability for common stock issued to deferred, stock related, compensation plans	8,820	8,808
	(18)	(42)
	409,474	433,348
	$4,532,542	$4,584,368

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Six Months Ended June 30, 2009 and 2008

	Quarters Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
INTEREST INCOME:
Loans receivable	$55,500	$64,174	$111,847	$132,300
Mortgage-backed securities	1,569	1,087	3,370	2,240
Securities and cash equivalents	2,089	2,861	4,272	5,588
	59,158	68,122	119,489	140,128
INTEREST EXPENSE:
Deposits	21,638	27,565	44,730	57,628
FHLB advances	675	1,301	1,395	3,150
Other borrowings	671	530	898	1,140
Junior subordinated debentures	1,249	1,666	2,582	3,730
	24,233	31,062	49,605	65,648

Net interest income before provision for loan losses	34,925	37,060	69,884	74,480

PROVISION FOR LOAN LOSSES	45,000	15,000	67,000	21,500
Net interest income (loss)	(10,075)	22,060	2,884	52,980

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,408	5,494	10,344	10,507
Mortgage banking operations	2,860	1,579	5,575	3,194
Loan servicing fees	248	467	(22)	816
Miscellaneous	412	363	932	694
	8,928	7,903	16,829	15,211
Net change in valuation of financial instruments carried at fair value	11,049	649	7,796	1,472
Total other operating income	19,977	8,552	24,625	16,683

OTHER OPERATING EXPENSES:
Salary and employee benefits	17,528	19,744	35,129	39,382
Less capitalized loan origination costs	(2,834)	(2,728)	(4,950)	(4,969)
Occupancy and equipment	5,928	5,989	11,982	11,857
Information/computer data services	1,599	1,840	3,133	3,829
Payment and card processing expenses	1,555	1,768	3,008	3,299
Professional services	1,183	1,331	2,377	2,086
Advertising and marketing	2,207	1,677	4,039	3,095
Deposit insurance	4,102	633	5,599	960
State/municipal business and use taxes	532	576	1,072	1,140
Real estate owned expenses	1,805	678	2,428	834
Miscellaneous	3,286	3,714	6,867	7,417
	36,891	35,222	70,684	68,930
Goodwill write-off	--	50,000	--	50,000
Total other operating expenses	36,891	85,222	70,684	118,930

Income (loss) before provision for (benefit from) income taxes	(26,989)	(54,610)	(43,175)	(49,267)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(10,478)	(2,305)	(17,401)	(796)

NET INCOME (LOSS)	$(16,511)	$(52,305)	$(25,774)	$(48,471)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	$1,550	$--	$3,100	$--
Preferred stock discount accretion	373	--	746	--
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(18,434)	$(52,305)	$(29,620)	$(48,471)

Earnings (loss) per common share (see Note 11):
Basic	$(1.04)	$(3.31)	$(1.70)	$(3.06)
Diluted	$(1.04)	$(3.31)	$(1.70)	$(3.06)
Cumulative dividends declared per common share:	$0.01	$0.20	$0.02	$0.40
See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Six Months Ended June 30, 2009 and 2008

	Quarters Ended June 30		Six Months Ended June 30

	2009	2008	2009	2008
NET INCOME (LOSS)	$(16,511)	$(52,305)	$(25,774)	$(48,471)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of $220, $0, $70 and $0, respectively	(802)	--	(538)	--

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity	14	14	28	28
Other comprehensive income (loss)	(788)	14	(510)	28

COMPREHENSIVE INCOME (LOSS)	$(17,299)	$(52,291)	$(26,284)	$(48,443)

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Six Months Ended June 30, 2009 and 2008

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2009	$115,915	$316,740	$2,150	$572	$(1,987)	$(42)	$433,348

Net income (loss)			(25,774)				(25,774)

Change in valuation of securities—available-for-sale, net of income tax				(538)			(538)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				28			28

Additional registration costs for issuance of preferred stock		(46)					(46)

Accretion of preferred stock discount	746		(746)				--
Accrual of dividends on preferred stock			(3,100)				(3,100)
Accrual of dividends on common stock ($.02/share cumulative)			(356)				(356)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		5,814					5,814

Amortization of compensation related to MRP						24	24

Amortization of compensation related to stock options		74					74

BALANCE, June 30, 2009	$116,661	$322,582	$(27,826)	$62	$(1,987)	$(18)	$409,474

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited) (In thousands, except per share amounts)
For the Six Months Ended June 30, 2009 and 2008

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2008	$--	$300,486	$139,636	$(176)	$(1,987)	$(113)	$437,846

Net income (loss)			(48,471)				(48,471)

Cumulative effect of adoption of EITF 06-4 relating to liabilities under split dollar life insurance arrangements			(617)				(617)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				28			28

Accrual of dividends on common stock ($.40/share cumulative)			(6,344)				(6,344)

Purchase and retirement of common stock		(14,265)					(14,265)

Proceeds from issuance of common stock for exercise of stock options		594					594

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		12,425					12,425

Net issuance of stock through employer’s stock plans, including tax benefits		4					4

Amortization of compensation related to MRP						32	32

Forfeiture of MRP stock

Amortization of compensation related to stock options		181					181

BALANCE, June 30, 2008	$--	$299,425	$84,204	$(148)	$(1,987)	$(81)	$381,413

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30
	2009	2008

COMMON STOCK—SHARES ISSUED AND OUTSTANDING:
Common stock, shares issued, beginning of period	17,152	16,266

Purchase and retirement of common stock	--	(614)
Issuance of common stock for exercised stock options and/or employee stock plans	--	31
Issuance of common stock for stockholder reinvestment program	1,274	622
Net number of shares issued during the period	1,274	39

COMMON SHARES ISSUED AND OUTSTANDING, END OF PERIOD	18,426	16,305

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)
Issuance/adjustment of earned shares	--	--
Number of shares, end of period	(240)	(240)

NET COMMON STOCK—SHARES OUTSTANDING	18,186	16,065

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(25,774)	$(48,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,998	5,198
Deferred income and expense, net of amortization	(749)	(652)
Amortization of core deposit intangibles	1,351	1,462
Net change in valuation of financial instruments carried at fair value	(7,796)	(1,472)
Purchases of securities—trading	(64,761)	(74,600)
Principal repayments and maturities of securities—trading	96,104	26,201
Proceeds from sales of securities—trading	--	2,598
Deferred taxes	(3,343)	(4,593)
Equity-based compensation	98	213
Tax benefits realized from equity-based compensation	--	(4)
Increase in cash surrender value of bank-owned life insurance	(661)	(730)
Gain on sale of loans, excluding capitalized servicing rights	(2,294)	(2,550)
Loss (gain) on disposal of real estate held for sale and property and equipment	607	136
Provision for losses on loans and real estate held for sale	67,113	21,868
Origination of loans held for sale	(345,007)	(196,850)
Proceeds from sales of loans held for sale	344,043	194,629
Goodwill write-off	--	50,000
Net change in:
Other assets	(5,855)	384
Other liabilities	(3,565)	(9,790)
Net cash provided (used) by operating activities	54,509	(37,023)

INVESTING ACTIVITIES:
Purchases of securities available for sale	(18,672)	--
Principal repayments and maturities of securities available for sale	13,992	--
Proceeds from sales of securities available for sale	6,459	--
Purchases of securities held to maturity	(17,975)	(2,617)
Principal repayments and maturities of securities held to maturity	408	487
Origination of loans, net of principal repayments	(52,937)	(169,448)
Purchases of loans and participating interest in loans	(27)	(8,825)
Purchases of property and equipment, net	(11,445)	(5,144)
Proceeds from sale of real estate held for sale, net	16,663	1,331
Cost of acquisitions, net of cash acquired	--	(150)
Other	(225)	(671)
Net cash used by investing activities	(63,759)	(185,037)

FINANCING ACTIVITIES:
Increase (decrease) in deposits	(29,007)	136,160
Proceeds from FHLB advances	91,200	102,800
Repayment of FHLB advances	(86,203)	(87,837)
Increase (decrease) in other borrowings, net	13,016	72,468
Cash dividends paid	(4,016)	(6,336)
Repurchases of stock, net of forfeitures	--	(14,265)
Tax benefits realized from equity-based compensation	--	4
Cash proceeds from issuance of stock, net of registration costs	5,768	12,425
Exercise of stock options	--	594
Net cash provided (used) by financing activities	(9,242)	216,013

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(18,492)	(6,047)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	102,750	98,430
CASH AND DUE FROM BANKS, END OF PERIOD	$84,258	$92,383

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$49,668	$67,780
Taxes paid in cash	(6,377)	5,916
Non-cash investing and financing transactions:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	52,160	11,232
Net decrease in accrued dividends payable	(560)	8
Change in other assets/liabilities	169	967
Adoption of EITF 06-4 Accrual of liability for split-dollar life insurance	--	617

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2009, its 84 branch offices and eight loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with Generally Accepted Accounting Principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, because of the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  Those policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles, such as goodwill and core deposit intangibles and mortgage servicing rights and (v) the valuation of real estate held for sale.  These policies and the judgments, estimates and assumptions are described in greater detail below in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Critical Accounting Policies) and in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC).  Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2008 (for additional information, see Note 3, Accounting Standards Recently Adopted or Issued, of the Selected Notes to Consolidated Financial Statements).

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

Subsequent Events:  We evaluated subsequent events for reporting and disclosure in these financial statements through August 7, 2009, which is the dare this June 30, 2009 Form 10-Q was available to be issued.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

FDIC Special Assessment:  On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, with the maximum amount of the special assessment for any institution not to exceed ten basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment.  The special assessment will be collected on September 30, 2009 at the same time the regular quarterly risk based assessment for the second quarter of 2009 is collected.  For Banner Corporation, this assessment was $2.1 million, which was recognized in other operating expenses during the quarter ended June 30, 2009.  The FDIC has indicated an additional special assessment of up to five basis points later in 2009 is probable, but the amount is uncertain.  The FDIC Board may vote to impose such an additional special assessment if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level that will be close to or below zero.

FDIC Temporary Liquidity Guarantee Program:  Banner Corporation, Banner Bank and Islanders Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out.  Under the TLGP, the FDIC guarantees certain senior unsecured debt of insured institutions and their holding companies, as well as non-interest-bearing transaction account deposits.  Under the transaction account guarantee component of the TLGP, all non-interest-bearing and certain interest-bearing transaction accounts maintained at Banner Bank and Islanders Bank are insured in full by the FDIC until December 31, 2013, regardless of the standard maximum deposit insurance amounts.  The Banks are required to pay a 10 basis point fee (annualized) on balances of each covered account in excess of $250,000 while the extra deposit insurance is in place.  On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes covered by the TLGP at a fixed rate of 2.625% which mature on March 31, 2012.  Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.  Under the terms of the TLGP, the Bank is not permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC.  Banner Bank is required to pay a 1.00% fee (annualized) on this debt, which will result in a total fee of $1.5 million over three years.  Subject to FDIC approval, we have remaining capacity under the TLGP to issue approximately $30 million of additional guaranteed notes.  None of the senior notes are redeemable prior to maturity.

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

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Recently Adopted Accounting Standards:  On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSB) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP FAS 157-4 provides guidance to help an entity determine whether the market for an asset is not active and when a price for a transaction is not distressed.  In this two-step model, an entity must first determine whether there are factors present that indicate that the market for the asset is not active at the measurement date.  Second, an entity must evaluate whether a quoted price is representative of a transaction that is not orderly.  If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value under SFAS 157, the entity must make adjustments to the quoted price or utilize an alternative valuation technique (e.g., income approach or multiple valuation techniques) to determine fair value.  Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows.  This FSP is effective for interim reporting periods ending after June 15, 2009.  We adopted FSP FAS 157-4 for the quarter ended June 30, 2009 and the effect of the adoption on the consolidated financial statements was not material.

On April 9, 2009, FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”), that changes the OTTI model for debt securities.  Under previous guidance, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary.  If the impairment was deemed other-than temporarily impaired, the investment was written-down to fair value through earnings.  Under the new guidance, OTTI is triggered if an entity has the intent to sell the security, it is more likely than not that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security.  If the entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovering its cost basis, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI.  The remaining impairment loss would be recognized as a charge to other comprehensive income (“OCI”).  The FSP also results in a new category within OCI for the portion of the OTTI that is unrelated to credit losses for securities held to maturity.  The impairment recognized in OCI would be amortized over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows, unless there is an indication of additional credit losses.  The amortization of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings.  Upon adoption of the FSP, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings.  This FSP is effective for interim reporting periods ended after June 15, 2009.  We adopted FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009 and the effect of the adoption on the consolidated financial statements was not material.

On April 9, 2009, FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires SFAS 107, Disclosures about Fair Value of Financial Instruments, disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position.  This FSP is effective for interim reporting periods ending after June 15, 2009.  We adopted FSP 107-1 and APB 28-1 for the quarter ended June 30, 2009 and the effect of the adoption on the consolidated financial statements was not material.

On January 12, 2009, FASB issued FSP Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practical issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  We adopted FSP 99-20-1 for the quarter ended March 31, 2009 and the effect of the adoption on our consolidated financial statements was not material.

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

Recently Issued Accounting Pronouncements:  In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168), which pertains to the authority of United States generally accepted accounting standards.  With the issuance of FAS 168, the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We plan to adopt FAS 168 in the third quarter; however, we do not expect the adoption to have a material effect on the results of operations or consolidated financial statements of the Company.

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

Note 5:  ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail on our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (dollars in thousands):

	June 30	December 31	June 30
	2009	2008	2008

Interest-bearing deposits included in Cash and due from banks	$16,919	$12,786	$430

Mortgage-backed or related securities
GNMA	21,186	33,729	--
FHLMC	53,153	45,544	37,986
FNMA	43,501	45,491	51,450
Private issuer	7,641	9,537	--
Total mortgage-backed securities	125,481	134,301	89,436

U.S. Agency obligations	46,704	70,389	61,922
Taxable municipal bonds	4,608	4,967	5,087
Corporate bonds	43,065	48,470	75,120
Total other taxable securities	94,377	123,826	142,129

Tax-exempt municipal bonds	75,573	58,607	55,883

Equity securities (excludes FHLB stock)	346	234	6,834

Total securities	295,777	316,968	294,282

FHLB stock	37,371	37,371	37,371

	$350,067	$367,125	$332,083

The following table provides additional detail on income from deposits and securities for the periods indicated (dollars in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2009	2008	2009	2008
Mortgage-backed securities interest	$1,569	$1,087	$3,370	$2,240

Other taxable interest income	1,276	1,950	2,756	3,866
Tax-exempt interest income	814	633	1,518	1,216
Equity securities—dividend / (premium amortization)	(1)	147	(2)	282
FHLB stock dividends	--	131	--	224
	2,089	2,861	4,272	5,588

	$3,658	$3,948	$7,642	$7,828

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

Interest is accrued as earned unless management doubts the collectability of the loan or the unpaid interest.  Interest accruals are generally discontinued when loans become 90 days past due for scheduled interest payments.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  Future collection of interest is included in interest income based upon an assessment of the likelihood that the loans will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the loan may be uncollectable.  Such interest is then recognized as income only if it is ultimately collected.

Our loans receivable, including loans held for sale, at June 30, 2009 and 2008 and December 31, 2008 are summarized as follows (dollars in thousands):

	June 30 2009		December 31 2008		June 30 2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate	$1,049,921	26.8%	$1,013,709	25.6%	$983,732	24.8%
Multifamily real estate	150,168	3.8	151,274	3.8	145,016	3.6
Commercial construction	90,762	2.3	104,495	2.6	103,009	2.6
Multifamily construction	56,968	1.5	33,661	0.8	17,681	0.4
One- to four-family construction	337,368	8.6	420,673	10.6	540,718	13.6
Land and land development	403,697	10.3	486,130	12.3	494,944	12.5
Commercial business	678,273	17.3	679,867	17.2	709,109	17.8
Agricultural business, including secured by farmland	215,339	5.5	204,142	5.2	212,397	5.3
One- to four-family real estate	653,513	16.7	599,169	15.1	511,611	12.9

Consumer	91,173	2.4	92,642	2.4	97,473	2.5
Consumer secured by one- to four-family real estate	185,899	4.8	175,646	4.4	157,609	4.0
Total consumer	277,072	7.2	268,288	6.8	255,082	6.5
Total loans outstanding	3,913,081	100.0%	3,961,408	100.0%	3,973,299	100.0%

Less allowance for loan losses	(90,694)		(75,197)		(58,570)

Total net loans outstanding at end of period	$3,822,387		$3,886,211		$3,914,729

Loans are net of unearned, unamortized loan fees or discounts of $7,991,000, $7,105,000, and $7,253,000, respectively, at June 30, 2009, December 31, 2008 and June 30, 2008.

The geographic concentration of our loans at June 30, 2009 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Commercial real estate	$785,186	$172,632	$81,478	$10,625	$1,049,921
Multifamily real estate	125,599	12,405	8,813	3,351	150,168
Commercial construction	65,357	15,171	10,234	--	90,762
Multifamily construction	31,431	25,537	--	--	56,968
One- to four-family construction	166,637	151,704	19,027	--	337,368
Land and land development	195,192	155,902	52,603	--	403,697
Commercial business	496,605	93,752	70,818	17,098	678,273
Agricultural business, including secured by farmland	101,717	48,807	64,815	--	215,339
One- to four-family real estate	486,614	131,853	31,766	3,280	653,513

Consumer	63,283	23,663	4,227	--	91,173
Consumer secured by one- to four-family real estate	134,094	37,996	13,308	501	185,899

Total loans outstanding	$2,651,715	$869,422	$357,089	$34,855	$3,913,081

Percent of total loans	67.8%	22.2%	9.1%	0.9%	100.0%

The geographic concentration of our land and land development loans at June 30, 2009 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total

Residential
Acquisition and development	$94,895	$102,198	$22,088	$219,181
Improved lots	48,448	30,581	4,107	83,136
Unimproved land	25,523	10,988	21,167	57,678
Commercial and industrial
Acquisition and development	4,013	--	197	4,210
Improved land	11,366	10,652	398	22,416
Unimproved land	10,947	1,483	4,646	17,076
Total land and land development loans outstanding	$195,192	$155,902	$52,603	$403,697
Percent of total land and land development loans	48.4%	38.6%	13.0%	100.0%

As noted in the tables above, substantially all of our loans are to borrowers in the states of Washington, Oregon and Idaho.  Accordingly, their ultimate collectability is particularly susceptible to, among other things, changes in market and economic conditions within these states.

The amount of impaired loans, net of any charge-offs recorded as a result of specific impairment analysis, and the related allocated reserve for loan losses were as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Loan amount	Allocated reserves	Loan amount	Allocated reserves

Impaired loans:
Non-accrual	$223,444	$19,303	$186,978	$13,053
Accrual	56,655	821	23,635	1,195
	$280,099	$20,124	$210,613	$14,248

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (dollars in thousands):

	June 30 2009	December 31 2008	June 30 2008
Fixed-rate (term to maturity):
Due in one year or less	$155,756	$130,958	$88,318
Due after one year through three years	204,129	206,455	184,977
Due after three years through five years	221,595	246,897	208,773
Due after five years through ten years	165,129	157,621	230,831
Due after ten years	497,054	425,213	420,040
	$1,243,663	$1,167,144	$1,132,939
Adjustable-rate (term to rate adjustment):
Due in one year or less	$1,802,578	$1,912,755	$1,921,983
Due after one year through three years	375,608	402,482	394,703
Due after three years through five years	454,586	440,555	359,500
Due after five years through ten years	36,646	38,472	164,174
	2,669,418	2,794,264	2,840,360
	$3,913,081	$3,961,408	$3,973,299

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

Note 7:  ALLOWANCE FOR LOAN LOSSES

The following is a schedule of our allocation of the allowance for loan losses at the dates indicated (dollars in thousands):

	June 30 2009	December 31 2008	June 30 2008

Specific or allocated loss allowances:
Commercial real estate	$5,333	$4,199	$4,518
Multifamily real estate	83	87	524
Construction and land	55,585	38,253	19,991
One- to four-family real estate	1,333	752	2,322
Commercial business	19,474	16,533	21,494
Agricultural business, including secured by farmland	1,323	530	1,634
Consumer	1,540	1,730	2,583
Total allocated	84,671	62,084	53,066

Estimated allowance for undisbursed commitments	1,976	1,108	543
Unallocated	4,047	12,005	4,961
Total allowance for loan losses	$90,694	$75,197	$58,570

Allowance for loan losses as a percentage of total loans outstanding	2.32%	1.90%	1.47%

Allowance for loan losses as a percentage of non-performing loans	40%	40%	65%

An analysis of the changes in our allowance for loan losses is as follows (dollars in thousands):

	Quarters Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Balance, beginning of the period	$79,724	$50,446	$75,197	$45,827

Provision for loan losses	45,000	15,000	67,000	21,500

Recoveries of loans previously charged off:

Commercial real estate	--	--	--	--
Multifamily real estate	--	--	--	--
Construction and land	266	9	318	9
One- to four-family real estate	89	40	91	40
Commercial business	249	174	319	260
Agricultural business, including secured by farmland	22	5	22	8
Consumer	32	27	63	82
	658	255	813	399
Loans charged off:

Commercial real estate	--	(7)	--	(7)
Multifamily real estate	--	--	--	--
Construction and land	(27,290)	(5,081)	(39,707)	(6,049)
One- to four-family real estate	(1,181)	(119)	(2,272)	(191)
Commercial business	(2,438)	(1,770)	(6,232)	(2,550)
Agricultural business, including secured by farmland	(3,186)	--	(3,186)	--
Consumer	(593)	(154)	(919)	(359)
	(34,688)	(7,131)	(52,316)	(9,156)
Net (charge-offs) recoveries	(34,030)	(6,876)	(51,503)	(8,757)

Balance, end of the period	$90,694	$58,570	$90,694	$58,570

Net loan charge-offs to average outstanding loans during the period	0.87%	0.18%	1.31%	0.23%

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

The following table summarizes the changes in the Company’s goodwill and other intangibles for the six months ended June 30, 2008 and 2009 (dollars in thousands):

	Goodwill	Core Deposit Intangibles	Other	Total

Balance, December 31, 2007	$121,108	$16,529	$17	$137,654
Adjustments related to 2007 acquisitions	12	--	--	12
Amortization	--	(1,460)	(2)	(1,462)
Impairment write-off	(50,000)	--	--	(50,000)
Balance, June 30, 2008	$71,120	$15,069	$15	$86,204

	Goodwill	Core Deposit Intangibles	Other	Total
Balance, December 31, 2008	$--	$13,701	$15	$13,716
Additions through acquisitions	--	--	--	--
Amortization	--	(1,350)	(1)	(1,351)
Impairment write-off	--	--	--	--
Balance, June 30, 2009	$--	$12,351	$14	$12,365

Estimated annual amortization expense with respect to existing intangibles as of June 30, 2009 (dollars in thousands) is as follows:

	Core Deposit
Year Ended	Intangibles	Other	Total
December 31, 2009	$2,644	$2	$2,646
December 31, 2010	2,459	2	2,461
December 31, 2011	2,276	2	2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
Thereafter	2,322	5	2,327
Net carrying amount	$13,701	$15	$13,716

Mortgage Servicing Rights:  Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on market prices for comparable mortgage servicing contracts.  Capitalized servicing rights are reported in other assets and are amortized as a charge or reduction of other operating income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

We record servicing fee income for fees earned for servicing loans.  Fees charged to the owners of the loans are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  Certain fees charged to borrowers are also recorded as servicing fee income.  The amortization or impairment of mortgage servicing rights are netted against loan servicing fee income.

An analysis of our mortgage servicing rights for the periods ended June 30, 2009 and 2008 is presented below (dollars in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2009	2008	2009	2008
Balance, beginning of the period	$4,152	$2,943	$3,554	$2,807
Amounts capitalized	1,771	247	3,281	644
Amortization*	(559)	(271)	(1,171)	(532)
Impairment	--	--	(300)	--

Balance, end of the period	$5,364	$2,919	$5,364	$2,919

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and includes any remaining unamortized balance, which is written off if the loan repays in full.

Loans serviced for others totaled $454,692,000 and $341,193,000 at June 30, 2009 and 2008, respectively.  Mortgage servicing rights as a percentage of total loans serviced for others was 1.18% and 0.86%, respectively, for the same time periods.

Note 9:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consist of the following at June 30, 2009 and 2008 and December 31, 2008 (dollars in thousands):

	June 30 2009		December 31 2008		June 30 2008
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$508,284	13.6%	$509,105	13.5%	$477,144	12.7%
Interest-bearing checking	312,024	8.4	378,952	10.0	411,571	11.0
Regular savings accounts	499,447	13.3	474,885	12.6	580,482	15.4
Money market accounts	319,622	8.5	284,041	7.5	224,164	6.0
Total transaction and saving accounts	1,639,377	43.8	1,646,983	43.6	1,693,361	45.1

Certificates which mature or reprice:
Within 1 year	1,354,316	36.1	1,542,925	40.8	1,744,579	46.4
After 1 year, but within 3 years	706,464	18.8	542,735	14.4	269,921	7.2
After 3 years	49,686	1.3	46,207	1.2	48,892	1.3
Total certificate accounts	2,110,466	56.2	2,131,867	56.4	2,063,392	54.9

Total	$3,749,843	100.0%	$3,778,850	100.0%	$3,756,753	100.0%

Deposits at June 30, 2009, December 31, 2008 and June 30, 2008 included public funds of $182,857,000, $362,731,000 and $424,331,000, respectively.  Securities with a carrying value of $82,748,000, $46,908,000 and $54,380,000 were pledged as collateral on these deposits at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.  At June 30, 2009, we also had pledged a letter of credit issued by the FHLB Seattle in the amount of $57,000,000 as collateral for certain Washington public funds.  The pledged securities and letter of credit were sufficient to meet the minimum collateral requirements established by state regulations at each date (see Note 21 of the Notes to the Consolidated Financial Statements in our Annual Report filed on Form 10-K for the year ended December 31, 2008).

Geographic Concentration of Deposits at June 30, 2009	Washington	Oregon	Idaho	Total

	$2,941,140	$566,065	$242,638	$3,749,843

In addition to deposits, we also offer retail repurchase agreements which are customer funds that are primarily associated with sweep account arrangements tied to transaction deposit accounts.  While we include these collateralized borrowings in other borrowings reported in our Consolidated Statements of Financial Condition, these accounts primarily represent customer utilization of our cash management services and related deposit accounts.  The following table presents customer repurchase agreement balances as of June 30, 2009 and 2008 and December 31, 2008 (dollars in thousands):

	June 30 2009	December 31 2008	June 30 2008

Retail Repurchase Agreements:	$108,277	$145,230	$91,192

Note 10:  FAIR VALUE ACCOUNTING AND MEASUREMENT

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

•
The securities assets primarily consist of U.S. Government Agency obligations, municipal bonds, corporate bonds—including certain trust preferred securities—mortgage-backed securities, equity securities and certain other financial instruments. At December 31, 2008 and June 30, 2009, management used inputs from each of the three fair value hierarchy levels to value these assets.  The Level 1 measurements are based upon quoted prices in active markets.  The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Level 3 measurements are based primarily on unobservable inputs.  In 2008 and continuing in 2009, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

At December 31, 2008 and June 30, 2009, the disrupted financial markets made it especially difficult to determine the fair value of certain types of securities.  As of June 30, 2009, we owned approximately $42.0 million in current face value of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts and insurance companies (TRUP CDOs).  The market for these securities, beginning in the third quarter of 2008 and continuing through June 30, 2009, was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for TRUP CDOs:

•	The few observable transactions and market quotations that were available are not reliable for purposes of determining fair value at December 31, 2008 and June 30, 2009,

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

•	The Company’s TRUP CDOs are classified within Level 3 of the fair value hierarchy because of the significant adjustments required to determine fair value at the measurement date.

The TRUP CDO valuations were prepared by an independent third party.  Its approach to determining fair value involved the following steps:

1.	The credit quality of the collateral was estimated using average risk-neutral probability of default values for each industry (i.e., banks, REITs and insurance companies were evaluated separately).

2.	Asset defaults were then generated taking into account both the probability of default of the asset and an assumed level of correlation among the assets.

3.	A higher level of correlation was assumed among assets from the same industry (e.g., banks with other banks) than among those from different industries.

4.	The loss given default was assumed to be 95% (i.e., a 5% recovery).

5.	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.

6.	The calculations were modeled in several thousand scenarios using a Monte Carlo engine.

7.	The expected cash flows for each scenario were discounted at the risk-free rate plus 200 basis points (for illiquidity) to calculate the present value of the security.

8.	The average of the calculated present values for each scenario was used for valuation purposes.

Management reviewed the valuation methodology and assumptions used by the independent third party providers, determined that with respect to performing securities the fair value estimates were reasonable and utilized those estimates in our reported financial statements.  However, for two securities for which we currently do not receive any cash payments, management elected to reduce the third party fair value estimates to reflect no fair value at June 30, 2009.

At December 31, 2008 and June 30, 2009, we also directly owned approximately $35.0 million in current face value of trust preferred securities (TPS) issued by five individual financial institutions for which no market data or independent valuation source is available.  Similar to the discussion of TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these five TPS securities are also concentrated in the financial institutions sector, which continues to be under extreme pricing pressure at June 30, 2009, management felt it appropriate to increase the discount rate from previous periods although leaving it unchanged compared to March 31, 2009, and to apply credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  In applying the model at March 31, 2009 and June 30, 2009, discount rates equal to three-month Libor plus 700 to 900 basis points were used to calculate the respective fair values of these securities.  In addition, for one of these securities, the issuer has elected to defer interest payments effective with the payment due on July 2, 2009.  For this security, management has elected to reduce the discounted cash-flow value (which was calculated using a discount rate of LIBOR plus 900 basis points) by an additional 50% ($1.4 million) to estimate the fair value at June 30, 2009.  At December 31, 2008, all of these securities were valued using a discount rate of three-month LIBOR plus 700 basis points.  Management followed a similar process for evaluating TPS debt instruments issued by the Company that are also carried at fair value.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that we would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through December 2011 and then resets quarterly to equal three month LIBOR plus a spread of 1.62%.  In valuing the debentures at June 30, 2009, management evaluated discounted cash flows to maturity and for the discount rate used the June 30, 2009 three-month LIBOR plus 800 basis points.  At December 31, 2008, the cash flows were valued using a discount rate equal to three-month LIBOR plus 700 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to September 30, 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of pricing trust preferred securities (TRUP CDOs), due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to now be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value under SFAS 157 on a recurring basis as of June 30, 2009, December 31, 2008 and June 30, 2008 (dollars in thousands):

	June 30, 2009
						Fair value gain (loss) for the quarter
	Total		Level 1	Level 2	Level 3	Recognized in other operating income	Recognized as other comprehensive income
Assets:
Securities—available-for-sale	$50,980			$50,980			$(1,022)
Securities—trading	167,476		$4,663	132,323	$30,490	$6,839
	$218,456		$4,663	$183,303	$30,490

Liabilities
Advances from FHLB at fair value	$115,946		$--	$115,946	$--	(45)
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	49,563	-	--	--	49,563	4,255

	$165,509		$--	$115,946	$49,563
						$11,049	$(1,022)

	December 31, 2008
					Fair value gain (loss) for the quarter
	Total	Level 1	Level 2	Level 3	Recognized in other operating income	Recognized as other comprehensive income
Assets:
Securities—available-for-sale	$53,272	$53,272				$1,082
Securities—trading	203,902	4,152	$163,455	$36,295	$(23,670)
	$257,174	$57,424	$163,455	$36,295

Liabilities
Advances from FHLB at fair value	$111,415	$--	$111,415	$--	(2,173)
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	61,776	--	--	61,776	39,583

	$173,191	$--	$111,415	$61,776
					$13,740	$1,082

	June 30, 2008
					Fair value gain (loss) for the quarter
	Total	Level 1	Level 2	Level 3	Recognized in other operating income	Recognized as other comprehensive income
Assets:
Securities—trading	$238,670	$--	$238,670	$--	$(4,417)	$--

Liabilities
Advances from FHLB at fair value	$182,496	$--	$182,496	$--	909
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	101,358	--	101,358	--	4,157

	$283,854	$--	$283,854	$--
					$649	$--

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarter ended June 30, 2009:

	June 30, 2009
	(dollars in thousands)
	Investments— trust preferred securities	Borrowings— junior subordinated debentures

Beginning balance	$25,327	$53,819

Total gains or losses recognized
Assets gains (losses)	5,163
Liabilities (gains) losses		(4,256)
Purchases, issuances and settlements	--	--
Transfers in and/or out of Level 3	--	--
Ending balance	$30,490	$49,563

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

In accordance with the provisions of SFAS No. 118, as of June 30, 2009, impaired loans with an initial carrying value of $313.5 million were written down to their fair value of $280.1 million by recording charges of $33.4 million to the allowance for loan losses.  Impaired loans are measured at an observable market price (if available) or at the fair value of the loan's collateral (if the loan is collateral dependent).  Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral.  Fair value of the loan's collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.  These valuation inputs are considered to be Level 2 and 3 inputs.

Real estate owned held for sale, net and other foreclosed assets are recorded when the Company receives a long-lived asset, such as real estate, from a borrower in full satisfaction of a loan.  The long-lived asset is considered to be held for sale and, prior to the transfer from loans, its carrying value is reduced to its fair value less cost to sell.  This fair value (less cost to sell) becomes the "cost" of the foreclosed asset which is subsequently reported at the lower of cost or fair value.  Fair value of the foreclosed asset is determined by appraisals or independent valuation, which is then adjusted for the estimated cost to sell it.  These valuation inputs are considered to be Level 2 and 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarter ended June 30, 2009, we recognized $113,000 of additional impairment charges related to these types of assets.

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

Fair Values of Financial Instruments:

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

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Assets:
Cash and due from banks	$84,258	$84,258	$102,750	$102,750
Securities—trading	167,476	167,476	203,902	203,902
Securities—available-for-sale	50,980	50,980	53,272	53,272
Securities—held-to-maturity	77,321	77,478	59,794	60,530
Loans receivable held for sale	8,377	8,480	7,413	7,540
Loans receivable	3,814,010	3,264,485	3,878,798	3,758,691
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance (BOLI)	53,341	53,341	52,680	52,680
Mortgage servicing rights	5,364	6,015	3,554	2,906

Liabilities:
Demand, NOW and money market accounts	1,139,930	1,132,101	1,172,098	1,190,712
Regular savings	499,447	495,496	474,885	493,802
Certificates of deposit	2,110,466	2,074,609	2,131,867	2,165,127
FHLB advances at fair value	115,946	115,946	111,415	111,415
Junior subordinated debentures at fair value	49,563	49,563	61,776	61,776
Other borrowings	158,249	156,139	145,230	144,933

Off-balance-sheet financial instruments:
Commitments to originate loans	397	397	62	62
Commitments to sell loans	(397)	(397)	(62)	(62)
Interest rate swaps	2,753	2,753	4,642	4,642

Fair value estimates, methods and assumptions are set forth below for the Company’s financial and off-balance-sheet instruments:

Cash and Due from Banks:  The carrying amount of these items is a reasonable estimate of their fair value.

Securities:  The estimated fair values of investment securities and mortgaged-backed securities are priced using current active market quotes, if available, which are considered Level 1 measurements.  For most of the portfolio, matrix pricing based on the securities’ relationship to other benchmark quoted prices is used to establish the fair value.  These measurements are considered Level 2.  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads for some of the Company’s trust preferred securities (see earlier discussion above in determining the securities’ fair market value), management has classified its trust preferred securities as a Level 3 fair value measure.

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

Mortgage Servicing Rights:  Fair values are estimated based on current pricing for sales of servicing for new loans adjusted up or down based on the serviced loan’s interest rate versus current loan sales of servicing.

Deposit Liabilities: The fair value of deposits with no stated maturity, such as savings, checking and NOW accounts, is estimated by applying decay rate assumptions to segregated portfolios of similar deposit types to generate cash flows which are then discounted using short-term market interest rates.  The market value of certificates of deposit is based upon the discounted value of contractual cash flows.  The discount rate is determined using the rates currently offered on comparable instruments.

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

Junior Subordinated Debentures:  Due to the increasing credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads (see earlier discussion above in determining the junior subordinated debentures’ fair market value), junior subordinated debentures have been classified as a Level 3 fair value measure.  Management believes that the credit risk adjusted spread utilized is indicative of those that would be used by market participants.

Commitments:  Commitments to sell loans with notional balances of $48,179,000 and $42,896,000 at June 30, 2009 and December 31, 2008, respectively, have a carrying value of $397,000 and $62,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $48,179,000 and $42,896,000 at June 30, 2009 and December 31, 2008, respectively, have a carrying value of ($397,000) and ($62,000).  Other commitments to fund loans totaled $840,676,000 and $1,220,360,000 at June 30, 2009 and December 31, 2008, respectively, and have a carrying value of $0 at both dates, representing the cost of such commitments.  There are no commitments to purchase securities at June 30, 2009 or December 31, 2008.  There were no commitments to sell securities at June 30, 2009 or December 31, 2008.

Interest Rate Swaps:  Interest rate swaps with notional balances of $22,805,000 and $23,014,000 at June 30, 2009 and December 31, 2008, respectively, have a carrying value of $2,752,000 and $4,642,000, respectively.  The fair value of the derivative instrument is estimated using quoted or published market prices for similar instruments.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 11:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands):

	Quarters Ended June 30		Six Months Ended June 30

	2009	2008	2009	2008

Net income (loss)	$(16,511)	$(52,305)	$(25,774)	$(48,471)
Preferred stock dividend accrual	1,550	--	3,100	--
Preferred stock discount accretion	373	--	746	--
Net income (loss) available to common shareholders	$(18,434)	$(52,305)	$(29,620)	$(48,471)

Basic weighted average shares outstanding	17,746	15,822	17,455	15,835
Plus MRP, common stock option and common stock warrants considered outstanding for diluted EPS	2	51	2	42
Less dilutive shares not included as they are anti-dilutive for
calculations of loss per share	(2)	(51)	(2)	(42)
	17,746	15,822	17,455	15,835

Earnings (loss) per common share
Basic	$(1.04)	$(3.31)	$(1.70)	$(3.06)
Diluted	$(1.04)	$(3.31)	$(1.70)	$(3.06)

Note 12:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  Authority to grant awards under the 1996 MRP and 1996 and 1998 SOPs has expired and, as of June 30, 2009, there were only 37,245 options eligible for grants under the 2001 SOP.  We did not make any grants under any of these plans in the year ended December 31, 2008 or the six months ended June 30, 2009.  Stock based compensation costs related to the MRP and SOPs were $48,000 and $100,000 for the quarters ended June 30, 2009 and 2008, respectively, and $98,000 and $213,000 for the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, there were options for 560,099 shares outstanding with a weighted average exercise price of $20.55 per share and a weighted average remaining contractual term of 3.5 years.  None of the options had any intrinsic value on that date.  The Company had $133,000 of total unrecognized compensation costs related to stock options and $18,000 related to the MRP at June 30, 2009 that are expected to be recognized over the remaining contractual term of the underlying options.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on the Company common stock and changes in Banner Bank’s average earnings rate, and under SFAS 123(R) is considered a stock appreciation right (“SAR”).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  SFAS No. 123(R) requires us to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  We recognized compensation expense (recovery) of $0 and $(43,000), respectively, for the quarters ended June 30, 2009 and 2008, and $16,000 and $(85,000), respectively, for the six months ended June 30, 2009 and 2008 related to the change in the fair value of SARs and additional vesting during the period.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of June 30, 2009, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$177,328
Revolving open-end lines secured by 1-4 family residential properties	117,838
Credit card lines	61,891
Other, primarily business and agricultural loans	475,683
Real estate secured by one- to four-family residential properties	48,179
Standby letters of credit and financial guarantees	7,936

Total	$888,855

Commitments to sell loans secured by one- to four-family residential properties	$48,179

Interest rate swaps notional amount	$26,125

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

Interest rates on residential one- to four-family mortgage loan applications are typically rate locked (committed) to customers during the application stage for periods ranging from 30 to 60 days, the most typical period currently being 45 days.  Typically, pricing for the sale of these loans is locked with various qualified investors under a best-efforts delivery program at or near the time the interest rate is locked with the customer.  We attempt to deliver these loans before their rate locks expire.  This arrangement generally requires us to deliver the loans prior to the expiration of the rate lock.  Delays in funding the loans can require a lock extension.  The cost of a lock extension at times is borne by the customer and at times by us.  These lock extension costs paid by us are not expected to have a material impact to our operations.  This activity is managed daily.  Changes in the value of rate lock commitments are recorded as other assets and liabilities.  See “Derivative Instruments” under Note 1 of the Notes to the Consolidated Financial Statement’s in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on form 10-K for the year ended December 31, 2008.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, which may be affected by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans and in real estate values in our market areas; fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses, including further FDIC insurance premiums and possible shared-risk assessments for Washington and Oregon public funds deposits; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect or result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; changes as a result of regulatory exams and/or agreements with the regulators; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries.

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of June 30, 2009, its 84 branch offices and eight loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of June 30, 2009, we had total consolidated assets of $4.5 billion, total loans of $3.8 billion, total deposits of $3.7 billion and total stockholders’ equity of $409 million.

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

Deteriorating economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and continued in the first half of 2009 have presented an unusually challenging environment for banks and their holding companies, including Banner Corporation.  This has been particularly evident in our need to provide for credit losses during the past 18 months at significantly higher levels than our historical experience and has also affected our net interest income and other operating revenues.  As a result of these factors, for the quarter ended June 30, 2009 we had a net loss of $16.5 million, which after providing for the preferred stock dividend and related discount accretion resulted in a net loss of $18.4 million, or ($1.04) per diluted share, available to common shareholders compared to a net loss of $52.3 million, or ($3.30) per diluted share, for the same quarter one year ago.  Our net loss in the quarter ended June 30, 2008 was primarily the result of a $50 million non-cash goodwill impairment charge, which was not deductible for tax purposes, as well as a $15 million provision for loan losses.  Our provision for loan losses was $45.0 million for the quarter ended June 30, 2009, an increase of $30.0 million compared to the same quarter in the prior year.  Similar to recent quarters, the significant provision for loan losses in the current quarter reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  Housing markets remained weak in many of our primary services areas, resulting in the elevated level of delinquencies and non-performing assets, further deterioration in property values, particularly for residential land and building lots, and the need to provide for an elevated level of anticipated losses.  By contrast, other non-housing related segments of the loan portfolio, while showing signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  Throughout 2008 and the first two quarters of 2009, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, looking forward, we anticipate our credit costs will remain elevated for the balance of 2009.  (See Note 7, Allowance for Loan Losses, as well as “Asset Quality” below.)  Similar to recent quarters, the current quarter’s results also include significant adjustments for the valuation of financial instruments carried at fair value.  The net effect of these adjustments was a gain of $11.0 million ($7.0 million after tax), and the valuation adjustments of certain instruments continue to reflect disrupted financial markets, particularly for capital securities issued by financial institutions.  (See Note 10, Fair Value Accounting and Measurement.)

Aside from the level of loan loss provision and fair value adjustments, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses decreased by $2.1 million for the quarter ended June 30, 2009 to $35.0 million compared to $37.1 million for the same quarter in the prior year, primarily as a result of a contraction in our net interest margin as asset yields have declined sharply over the past twelve months in response to the Federal Reserve’s monetary policy actions designed to dramatically lower short-term interest rates.  Further, increased delinquencies and the resulting increased levels of non-accrual loans and other non-performing assets have had an adverse impact on our net interest margin, as well as on the amount of our loan loss provision.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions.  Other operating income, excluding the fair value adjustments, increased by $1.0 million, or 13%, to $8.9 million for the quarter ended June 30, 2009 from $7.9 million for the same quarter in the prior year, primarily as a result of increased gain on the sale of loans from mortgage banking operations somewhat offset by a reduction in loan servicing fees.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments, decreased $1.1 million to $43.9 million for the quarter ended June 30, 2009, compared to $45.0 million for the quarter ended June 30, 2008, as the increased non-interest revenues were not sufficient to offset the decrease in net interest income.  Other operating expenses were $36.9 million for the quarter ended June 30, 2009, an increase from $35.2 million, excluding the goodwill impairment charge, for same quarter in the prior year.  The current quarter’s expenses reflect significantly increased deposit insurance expense, elevated costs associated with problem loan collection activities including charges related to real estate owned, and increased advertising, which were generally offset by reductions in compensation and costs for information/computer data services, payment and card processing and miscellaneous expenses.

As noted above, in the quarter ended June 30, 2009, our net income included a net gain in the valuation of the selected financial assets and liabilities we record at fair value pursuant to the adoption of SFAS No. 159.  The fair value adjustment resulted in a reduction of $7.0 million (net after tax), or $0.40 per share (diluted), to the net loss reported for the quarter ended June 30, 2009.  By comparison, the fair value adjustment for the same quarter one year earlier resulted in a net gain of $415,000 (net after tax), or $0.03 per share (diluted).  Excluding the net fair value adjustments in each quarter and the goodwill impairment charge in the quarter ended June 30, 2008, the net loss from core operations was $23.5 million ($25.4 million available to common shareholders) for the quarter ended June 30, 2009, compared to a net loss from core operations of $2.3 million for the quarter ended June 30, 2008.  Earnings or loss from core operations and other earnings information excluding the change in valuation of financial instruments carried at fair value and goodwill impairment charges represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  The decrease in earnings from core operations primarily reflects the increased loan loss provisioning and narrower net interest margin.

We offer a wide range of loan products to meet the demands of our customers.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past two years our origination of construction and land development loans has declined materially.  By contrast, for the first six months of 2009, residential mortgage loan originations have significantly increased, primarily reflecting the impact of exceptionally low interest rates on the demand for loans to refinance existing debt, although loans to finance home purchases also increased in the most recent quarter.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the slowing economy, during the past twelve months demand for these types of commercial business loans has been weak.  We have also increased our emphasis on consumer lending, although demand for consumer loans has been modest in recent quarters.  Still, the portion of the loan portfolio invested in consumer loans is now slightly in excess of 7% and consumer loan balances have grown by 9% over the last twelve months.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly important activities for us.  By contrast, we anticipate residential construction and related land development lending, which at June 30, 2009 represented 18% of the loan portfolio, compared to 25% a year earlier, will continue to be restrained by market conditions for the foreseeable future, as well as by our efforts to reduce our concentration in this type of lending, with balances continuing to decline for a number of quarters.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.  However, for the six months ended June 30, 2009, our deposit balances decreased primarily because of our decision to significantly reduce our exposure to public funds deposits, as the new higher collateralization requirements and the shared risk exposure under Washington and Oregon state regulations have made retaining these deposits less desirable than in the past.  Excluding the effect of public deposits, retail deposit growth for the quarter ended June 30, 2009 was very strong and payment processing revenues improved from a more modest level in the preceding quarter as customer transaction activity increased.

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

Summary of Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2008 included in the Form 10-K filed with the SEC on March 16, 2009.  Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements.  These policies relate to (i) the methodology for the recognition of interest income, (ii) determination of the provision and allowance for loan and lease losses, (iii) the valuation of financial assets and liabilities recorded at fair value, (iv) the valuation of intangibles such as goodwill, core deposit intangibles and mortgage servicing rights and (v) the valuation of real estate held-for-sale.  These policies and judgments, estimates and assumptions are described in greater detail below. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time.  However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.  Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since December 31, 2008.

Interest Income: (Note 6) Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses: (Note 7) The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in SFAS No. 5, Accounting for Contingencies.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the guidelines in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure.

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

Fair Value Accounting and Measurement: (Note 10)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.

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

In accordance with SFAF 157, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  However, in certain instances, when market observable inputs are not available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instruments.  In addition, changes in market conditions may reduce the availability of quoted prices or other observable inputs, requiring a change in the method, judgments and assumptions used to estimate fair value for specific instruments from that which was used in prior periods.  The disruption of certain financial markets and lack of meaningful transaction activity for certain securities beginning in 2008 and continuing in the first two quarters of 2009 has made estimating fair values more difficult and less reliable than in prior years.

Goodwill and Other Intangible Assets: (Notes 8 and 10)  Goodwill and other intangible assets consists primarily of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the purchase method, and core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  We account for goodwill and other intangibles as provided for in SFAS No. 142, Goodwill and Other Intangible Assets.  Prior to December 31, 2008, the largest component of our intangible assets was goodwill which arose from business combinations completed in previous periods.  However, for the year ended December 31, 2008, we recorded $121.1 million of impairment charges, which eliminated all of the goodwill previously carried in our Consolidated Statements of Financial Condition.  The other major component of our intangible assets is core deposit intangibles, which is the value ascribed to the long-term deposit relationships arising from acquisitions.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General.  Total assets decreased $52 million, or 1%, from $4.584 billion at December 31, 2008, to $4.533 billion at June 30, 2009.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $64 million, or 2%, from $3.886 billion at December 31, 2008, to $3.822 billion at June 30, 2009.  The contraction in net loans was largely due to decreases of $83 million in one- to four-family construction loans and $82 million in land and land development loans, as well as a decrease of $14 million in commercial construction loans.  These changes were partially offset by increases of $54 million in one- to four-family mortgage loans, $36 million in commercial real estate loans and $23 million in multi-family construction loans.  We continue to maintain a significant, although decreasing, investment in construction and land loans; however, new production of these types of loans during the past two years has declined appreciably and is expected to remain modest for the foreseeable future.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, loans to finance the construction of one- to four-family residential real estate, which totaled $337 million at June 30, 2009, have decreased by $317 million, or 48%, since their peak quarter-end balance of $655 million at June 30, 2007, including a decrease of $203 million over the last twelve months.  In addition, land and development loans have decreased by $98 million, or 20%, also compared to their peak quarter-end balances at March 31, 2008.  Given the current housing and economic environment and our reduced level of construction and land development loan originations, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline for land development loans will be modest until there are further significant reductions in the amount of completed new construction homes on the market.

Securities decreased $21 million, or 7%, from $317 million at December 31, 2008, to $296 million at June 30, 2009, as repayments and fair value adjustments exceeded purchases.  During the six months ended June 30, 2009, net fair value adjustments for trading and available-for-sale securities reduced their carrying values by $5 million.  Effective January 1, 2007, we elected to reclassify most of our securities to fair value following our adoption of SFAS No. 159.  At June 30, 2009, the fair value of our trading securities was $46 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was due to a net decrease of $42 million in the value of single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies as well as a decrease of $7 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by a small gain in all other trading securities.  Although we do not normally engage in trading activities, these securities are reported as trading securities for financial reporting purposes.  (See Note 10, Fair Value Accounting and Measurement, in the Selected Notes to the Consolidated Financial Statements.)  Periodically, we also acquire securities which are designated as available-for-sale or held-to-maturity and accounted for under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  During the quarter ended June 30, 2009, we recorded a decrease of $1.0 million ($802,000 net of tax) in net fair value adjustments related to available-for-sale securities, which was included as a component of other comprehensive income.

Real estate owned acquired through foreclosures increased $35 million, from $22 million at December 31, 2008 to $57 million at June 30, 2009.  The quarter-ending total included $48 million in land or land development projects, $7 million in commercial real estate and $2 million in single family homes.  During the six month ended June 30, 2009, we transferred $52 million of loans into real estate owned and sold approximately $17 million of foreclosed properties.  (See “Asset Quality” discussion below.)

Deposits decreased $29 million, or 1%, from $3.779 billion at December 31, 2008, to $3.750 billion at June 30, 2009.  Non-interest-bearing deposits remained essentially unchanged at $508 million, while interest-bearing deposits decreased $28 million, or 1%, to $3.242 billion at June 30, 2009.  Deposits declined during the six-month period primarily because we encouraged $156 million in public funds, including $72 million of interest-bearing transaction accounts, to run off since December 31, 2008 in anticipation of the higher costs of collateralizing these deposits and to reduce the shared risk exposure under new Washington and Oregon State regulations.  We anticipate further declines in public fund deposits as we continue to adjust to these new regulations.  In addition, we elected to reduce brokered deposits by $21 million during this six month period, including $2 million during the quarter ended June 30, 2009.  Most of this decrease in public funds and brokered deposits was offset by solid growth in retail deposits, particularly in the most recent quarter.

FHLB advances increased $5 million, from $111 million at December 31, 2008, to $116 million at June 30, 2009, while other borrowings increased $13 million to $158 million at June 30, 2009.  The increase in other borrowings was the result of an offering completed by Banner Bank on March 31, 2009, of $50 million of qualifying senior bank notes covered by the TLGP at a fixed interest rate of 2.625% and a maturity date of March 31, 2012.  This debt, which does not require any collateralization, was issued to bolster our overall liquidity position as we adjust to a lower level of public funds deposits.  Other borrowings at June 30, 2009 also include $108 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Retail repurchase agreements have declined by $37 million during the six months ended June 30, 2009, in part reflecting seasonal trends for certain large customers but also reflecting reduced use of collateralized accounts as a result of increased FDIC insurance coverage.

Junior subordinated debentures decreased by $12 million since December 31, 2008, reflecting the fair value adjustments recorded subsequent to the adoption of SFAS 159, as changes in credit market conditions had a particularly significant impact on the valuation of this type of security.  The change in the fair value of the junior subordinated debentures, while significant, represents a non-cash valuation adjustment, had no effect on liquidity or our ability to fund our operations and was substantially offset by similar adjustments to certain investment securities as noted above.  (See Note 10, Fair Value of Financial Instruments.)

During the six months ended June 30, 2009, we issued 1,274,420 new shares of common stock for $6 million at an average net per share price of $4.56 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  This stock issuance activity was more than offset by the changes in retained earnings as a result of losses from operations and the accrual of preferred stock dividends, resulting in a net $24 million decrease in stockholders’ equity.  During the six months ended June 30, 2009, we did not issue or repurchase any shares of Banner Corporation common stock in connection with the exercise of vested stock options and grants.

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2009 and 2008

Reflecting the weak economic conditions, ongoing strains in the financial and housing markets, and further deterioration is property values for the quarter ended June 30, 2009, we had a net loss of $16.5 million, which after providing for the preferred stock dividend of $1.6 million and related discount accretion of $373,000, resulted in a net loss of $18.4 million, or ($1.04) per diluted share, available to common shareholders.  This loss compares to a net loss of $52.3 million, or ($3.31) per diluted share, for the quarter ended June 30, 2008, when we did not have any preferred stock issued but when we did record a $50 million goodwill impairment charge.  For the six months ended June 30, 2009, we had a net loss of $25.8 million, which after providing for the preferred stock dividend of $3.1 million and related discount accretion of $746,000, resulted in a net loss of $29.6 million, or ($1.70) per diluted share, available to common shareholders, compared to a net loss of $48.5 million, or ($3.06) per diluted share, for the six months ended June 30, 2008.

The net loss for the current quarter and six-month periods reflects much higher levels of loan loss provisioning than a year ago, as well as a significant contraction in our net interest margin as asset yields have declined sharply over the past twelve months in response to the Federal Reserve’s monetary policy actions and as a result of increased levels of nonaccrual loans and other non-performing assets.  As more fully explained below, our provision for loan losses was $45.0 million and $67.0 million for the quarter and six months ended June 30, 2009, respectively, compared to $15.0 million and $21.5 million for the quarter and six months ended June 30, 2008, respectively.  The increased provision for losses in the current periods primarily reflects an increase in delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  The provision and net charge-offs in the current quarter were significantly influenced by further declines in the appraised value of residential land and developed building lots.

Our operating results for the quarter ended June 30, 2009 also included an increase in other operating income, which was particularly influenced by an $11.0 million ($7.0 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value pursuant to the adoption of SFAS No. 159, compared to $649,000 ($415,000 after tax) net gain for the same quarter a year ago.  Excluding these fair value adjustments, other operating income increased to $8.9 million for the quarter ended June 30, 2009 compared to $7.9 million for the same quarter in the prior year, primarily as a result of increased gain on the sale of loans from mortgage banking operations.  Other operating expenses of $36.9 million for the quarter ended June 30, 2009 increased from $35.2 million, excluding the $50.0 million goodwill impairment charge in the 2008 quarter, a year earlier, as reduced compensation and costs for information/computer data services and payment processing activities were more than offset by significantly increased deposit insurance charges as well as costs related to real estate owned and higher advertising expenditures.

Compared to levels a year ago, total assets decreased 2% to $4.533 billion at June 30, 2009, net loans decreased 2% to $3.822 billion, and deposits decreased minimally to $3.750 billion, while borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, decreased $124 million, or 28%, to $324 million.  The average balance of interest-earning assets was $4.319 billion for the quarter ended June 30, 2009, an increase of $65 million, or 2%, compared to $4.254 billion for the same quarter a year earlier.

Net Interest Income.  Net interest income before provision for loan losses decreased by 6% to $34.9 million for the quarter ended June 30, 2009, compared to $37.1 million for the same quarter one year earlier, primarily as a result of the decrease in the net interest margin and despite a modest increase in average interest-earning assets.  The net interest margin of 3.24% for the quarter ended June 30, 2009 declined 26 basis points from the same quarter one year earlier, largely as a result of the effect of much lower short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields.  This decline in interest rates was further compounded by the adverse effect of an increase in the level of nonaccrual loans and other non-performing assets.  Non-accruing loans reduced the margin by 45 basis points in the quarter ended June 30, 2009 compared to a 16 basis point reduction for the quarter ended June 30, 2008.  Funding costs were also significantly lower; however, deposit costs in particular have been more adversely impacted by competitive pressures which, when combined with the more immediate impact of lower market rates on a substantial portion of our loan portfolio, resulted in compression of our net interest margin.  Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of nonaccrual loans, the yield on earning assets for the quarter ended June 30, 2009 decreased by 95 basis points compared to the same quarter one year earlier, while funding costs for the same period decreased by only 65 basis points.  Net interest income before the provision for loan losses for the six months ended June 30, 2009 decreased $4.6 million, or 6%, to $69.9 million compared to $74.5 million for the six months ended June 30, 2008.  This decrease reflects similar trends in asset yields and funding costs which caused the net interest margin to compress to 3.25% for the six-month period compared to 3.57% for the same period a year earlier and more than offset the 3% growth in average interest-earning assets.  However, it is important to note that for the two most recent quarters the changes in asset yields have been offset by further declines in funding costs, with the result that the net interest margin, while lower than a year ago, was essentially unchanged for the last three quarters.

Interest Income.  Interest income for the quarter ended June 30, 2009 was $59.2 million, compared to $68.1 million for the same quarter one year earlier, a decrease of $9.0 million, or 13%.  The decrease in interest income occurred despite a $65 million increase in the average balance of interest earning assets, as the growth was more than offset by the 95 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 5.49% for the quarter ended June 30, 2009, compared to 6.44% in the same quarter one year earlier.  The decrease in the yield on earning assets reflects the significant changes in Federal Reserve monetary policy actions beginning in September 2007 and accelerating throughout 2008 designed to aggressively lower short-term interest rates.  As a result of these policy actions, bank prime rates, which had averaged 5.01% for the quarter ended June 30, 2008, declined by 176 basis points to average 3.25% for the quarter ended June 30, 2009.  Average loans receivable for the quarter ended June 30, 2009 were nearly unchanged at $3.925 billion, compared to $3.918 billion for the same quarter one year earlier.  However, interest income on loans decreased by $8.7 million, or 14%, to $55.5 million for the quarter from $64.2 million for the same quarter one year earlier, reflecting the impact of the 92 basis point decrease in the average yield on loans, which was only partially offset by the $8 million increase in average loan balances.  The decrease in average loan yields reflects the lower average level of market interest rates in the current quarter, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The decrease in average loan yields also reflects the adverse effect of increased loan delinquencies as well as changes in the mix of the loan portfolio and slower turn-over in the construction and land development portfolio which resulted in less recognition of deferred loan fee income.  The average yield on loans was 5.67% for the quarter ended June 30, 2009, compared to 6.59% in the same quarter one year earlier.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $58 million (excluding the effect of fair value adjustments) for the quarter ended June 30, 2009, while the interest and dividend income from those investments decreased by $290,000 compared to the same quarter one year earlier.  The effect of the increased average balance was more than offset as the average yield on the securities portfolio and cash equivalents decreased to 3.72% for the quarter ended June 30, 2009, from 4.72% in the same quarter one year earlier.  The 100 basis point decrease in the yield of the securities portfolio is a reflection of the current lower rate environment as well as change in the mix of those assets and elimination of the dividend on FHLB stock.  In response to the ongoing turmoil in the credit and mortgage markets and the effect on the market value of certain of its mortgage assets, the FHLB of Seattle suspended its dividend indefinitely in the fourth quarter of 2008 until its earnings and capital position have adequately improved.  By contrast, dividend income received from our investment in FHLB stock for the quarter ended June 30, 2008 was $131,000.

Interest income for the six months ended June 30, 2009 decreased by $20.6 million, to $119.5 million, from $140.1 million for the comparable period in 2008.  This decrease in interest income is the result of the same yield and asset mix trends that impacted the quarterly results discussed above, partially offset by a slightly larger average balance of earning assets during the six-month period.  Interest income from loans decreased $20.5 million, or 15%, to $111.8 million for the six months ended June 30, 2009, from $132.3 million for the comparable period in 2008.  The decrease in loan interest income reflects a 114 basis point decrease in the yield on loan balances which more than offset the impact of $60 million of growth in the average balance of loans receivable.  Interest income from mortgage-backed and investment securities and FHLB stock for the six months ended June 30, 2009 decreased $186,000 to $7.6 million, reflecting a decrease of 99 basis points in the yield from those assets, partially offset by a $74 million increase in average balances.

Interest Expense.  Interest expense for the quarter ended June 30, 2009 was $24.2 million, compared to $31.1 million for the comparable quarter in 2008, a decrease of $6.8 million, or 22%.  The decrease in interest expense occurred as a result of a 65 basis point decrease in the average cost of all interest-bearing liabilities to 2.37% for the quarter ended June 30, 2009, from 3.02% for the same quarter one year earlier, coupled with a $30 million decrease in average interest-bearing liabilities.  The decrease in interest-bearing balances reflects a $40 million decrease in average deposits partially offset by a $10 million increase in borrowings.  The effect of lower average market rates for the quarter on the cost of these funds was partially mitigated by deposit pricing characteristics noted below and by changes in the mix of deposits.

Deposit interest expense decreased $5.9 million, or 22%, to $21.6 million for the quarter ended June 30, 2009 compared to $27.6 million for the same quarter one year earlier as a result of a 62 basis point decrease in the cost of interest-bearing deposits as well as a modest decline in the average balance of deposits.  Average deposit balances decreased $40 million, or 1%, to $3.680 billion for the quarter ended June 30, 2009, from $3.720 billion for the quarter ended June 30, 2008, while the average rate paid on deposit balances decreased from 2.98% a year ago to 2.36% for the current quarter.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the decrease in deposit costs as the Federal Reserve pursued policies first to aggressively lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008 and more recently to maintain the very low level of interest rates for the six months ended June 30, 2009.  Furthermore, competitive pricing pressure for interest-bearing deposits has been quite intense over the past twelve months, as many financial institutions have experienced increased liquidity concerns in the current economic environment.  Nonetheless, while we do not anticipate further significant reductions in market interest rates, we do expect additional declines in deposit costs over the near term as account maturities will present meaningful repricing opportunities.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $116 million for the quarter ended June 30, 2009, compared to $198 million for the same quarter one year earlier.  The average rate paid on FHLB advances for the quarter ended June 30, 2009 decreased to 2.34%, a decrease of 31 basis points compared to the same quarter one year earlier, and when combined with the $82 million decrease in average FHLB borrowings resulted in a $626,000 decrease in the related interest expense.  Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities, the senior bank notes issued under the TLGP, as well as overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks.  The average balance for other borrowings, consisting of $119 million in customer retail repurchase agreements, $50 million of senior bank notes, and $22 million of federal funds purchased, was $190 million for the quarter ended June 30, 2009, an increase of $92 million over the same quarter one year earlier.  The related interest expense for other borrowings increased by $141,000, to $671,000 for the quarter ended June 30, 2009, from $530,000 for the same quarter a year earlier, reflecting the increase in the average balance significantly offset by the lower market interest rates.  The average rate paid on other borrowings was 1.42% for the quarter ended June 30, 2009, compared to 2.18% in the same quarter one year earlier.  Repurchase agreements and federal funds borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates.  The senior bank notes which were issued on March 31, 2008, have a fixed rate and fixed maturity with a 33 month remaining term to maturity at June 30, 2009.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 4.05%

for the quarter ended June 30, 2009.  Junior subordinated debentures outstanding in the same quarter one year earlier, similarly, had the same average balance of $124 million (excluding the effect of fair value adjustments) with a higher average rate of 5.42%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The lower average cost of the junior subordinated debentures in the current quarter reflects the impact of lower short-term market interest rates.

A comparison of total interest expense for the six months ended June 30, 2009 shows a decrease of $16.0 million, or 24%, from the comparable period in 2008.  The decreased interest expense reflects the 81 basis point reduction in the rates paid on all interest-bearing liabilities and occurred despite a $24 million increase in average deposits and an $8 million increase in average borrowings.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Quarters Ended		Six Months Ended
Average Balances	June 30		June 30
(in thousands)	2009	2008	2009	2008

Investment securities and cash equivalents	$223,848	$206,424	$222,452	$191,486
Mortgage-backed obligations	133,025	92,867	139,033	95,748
FHLB stock	37,371	37,371	37,371	37,371
Total average interest-earning securities and cash equivalents	394,244	336,662	398,856	324,605
Loans receivable	3,925,196	3,917,563	3,934,002	3,874,277
Total average interest-earning assets	4,319,440	4,254,225	4,332,858	4,198,882

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	199,981	352,639	196,604	354,960
Total average assets	$4,519,421	$4,606,864	$4,529,462	$4,553,842

Deposits	$3,679,653	$3,719,748	$3,686,455	$3,662,934
Advances from FHLB	115,841	197,567	124,882	197,727
Other borrowings	190,151	97,997	174,761	93,978
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	4,109,361	4,139,028	4,109,814	4,078,355

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(18,421)	31,475	(13,201)	36,130
Total average liabilities	4,090,940	4,170,503	4,096,613	4,114,485

Equity	428,481	436,361	432,849	439,357
Total average liabilities and equity	$4,519,421	$4,606,864	$4,529,462	$4,553,842

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	3.74%	5.32%	3.87%	5.63%
Mortgage-backed obligations	4.73%	4.71%	4.89%	4.70%
FHLB stock	0.00%	1.41%	0.00%	1.21%
Total interest rate yield on securities and cash equivalents	3.72%	4.72%	3.86%	4.85%
Loans receivable	5.67%	6.59%	5.73%	6.87%
Total interest rate yield on interest-earning assets	5.49%	6.44%	5.56%	6.71%

Interest Rate Expense:
Deposits	2.36%	2.98%	2.45%	3.16%
Advances from FHLB	2.34%	2.65%	2.25%	3.20%
Other borrowings	1.42%	2.18%	1.04%	2.44%
Junior subordinated debentures	4.05%	5.42%	4.21%	6.06%
Total interest rate expense on interest-bearing liabilities	2.37%	3.02%	2.43%	3.24%

Interest spread	3.12%	3.42%	3.13%	3.47%

Net interest margin on interest earning assets	3.24%	3.50%	3.25%	3.57%

Additional Key Financial Ratios (ratios are annualized)
Return on average assets	(1.47)%	(4.57)%	(1.15)%	(2.14)%
Return on average equity	(15.46)%	(48.21)%	(12.01)%	(22.19)%
Average equity / average assets	9.48%	9.47%	9.56%	9.65%
Average interest-earning assets / interest-bearing liabilities	105.11%	102.78%	105.43%	102.96%
Non-interest (other operating) income/average assets	1.77%	0.75%	1.10%	0.74%
Non-interest (other operating) expenses / average assets	3.27%	7.44%	3.15%	5.25%
Efficiency ratio [non-interest (other operating) expenses / revenues]	67.19%	186.84%	74.79%	130.46%
Tangible common stockholders’ equity to tangible assets (1)	6.20%	6.56%	6.20%	6.56%

(1) Tangible common equity and tangible assets exclude preferred stock, goodwill, core deposit and other intangibles.

Provision and Allowance for Loan Losses.  During the quarter and six months ended June 30, 2009, the provision for loan losses was $45.0 million and $67 million, respectively, compared to $15.0 million and $21.5 million, respectively, for the quarter and six months ended June 30, 2008.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  For the first two quarters of 2009, the provision for loan losses was the most important factor contributing to our disappointing operating results.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.  We believe that the allowance for loan losses as of June 30, 2009 was adequate to absorb the probable losses inherent in the loan portfolio at that date and that the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable.

The significantly greater provision for loan losses for the quarter ended June 30, 2009 primarily reflects continuing material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values. It also reflects our concerns that the significant number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns heightened during the second half of 2008 and remained elevated in the most recent quarter as additional evidence of price declines for certain housing and related lot and land markets became more apparent.  This was particularly the case in certain areas of the Puget Sound and Portland regions where a significant portion of our construction and development loans are located.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, more recently the weak pace of general economic activity has become a significant contributing factor.  We recorded net charge-offs of $34.0 million for the quarter ended June 30, 2009, compared to $6.9 million for the same quarter one year earlier, and non-performing loans increased to $225 million at June 30, 2009, compared $187 million at December, 31, 2008 and $90 million at June 30, 2008.  A comparison of the allowance for loan losses at June 30, 2009 and 2008 reflects an increase of $32 million, or 55%, to $91 million at June 30, 2009, from $59 million at June 30, 2008.  Similarly, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.32% at June 30, 2009, compared to 1.47% at June 30, 2008.  While the allowance as a percentage of non-performing loans decreased to 40% at June 30, 2009, compared to 65% a year earlier, significantly more of the non-performing loan balances have been reduced to expected recovery values as a result of specific impairment analysis and related charge-offs.

As of June 30, 2009, we had identified $280 million of impaired loans as defined by SFAS No. 114, including $55 million of restructured loans which are currently performing under their restructured terms.  Of those impaired loans, $120 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs.  The remaining $160 million have related allowances for credit losses totaling $20 million.  Impaired loans with related allowances for credit losses that are individually evaluated for reserve needs total $81 million and account for $16 million of the allowances for impaired loans.  Impaired loans with related allowances for credit losses that are collectively evaluated as homogeneous pools total $79 million and account for $4 million of the total allowance related to impaired loans.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $20.0 million for the quarter ended June 30, 2009, compared to $8.6 million for the same quarter one year earlier.  Reflecting increased mortgage banking activity, gain on sale of loans increased by $1.3 million to $2.9 million for the quarter ended June 30, 2009, compared to $1.6 million for the same quarter one year earlier.  Loan sales for the quarter ended June 30, 2009 totaled $195 million, compared to $85 million for the same quarter one year earlier period.  Reflecting accelerated amortization due to early loan payoffs, servicing fees decreased by $219,000 compared to a year earlier.  The slower pace of economic activity adversely affected our payment processing revenues in the current quarter as activity levels for deposit customers, cardholders and merchants clearly declined compared to a year ago; however, these activities and revenues did improve from the exceptional low levels in the immediately preceding quarter.  Primarily reflecting this slow-down in customer transaction volumes, income from deposit fees and other service charges decreased by $86,000, or approximately 1.5%, to $5.4 million for the quarter ended June 30, 2009, compared to $5.5 million for the same quarter one year earlier.  The most significant change in other income for the quarter ended June 30, 2009 was related to the net gain of $11.0 million for the change in valuation of financial instruments carried at fair value, compared to a net gain of $649,000 for the same quarter one year earlier.  The fair value adjustments in the current quarter primarily reflect favorable changes in the valuation of the junior subordinated debentures we have issued as well as gains and losses in the values of the trust preferred securities, including collateralized debt obligations secured by pools of trust preferred securities that we own.  As discussed more thoroughly in Note 10 of the Selected Notes to the Consolidated Financial Statements, the valuation of these financial instruments has become very difficult and more subjective in recent periods as current and reliable observable transaction data does not exist.

Other operating income for the six months ended June 30, 2009 increased $7.9 million to $24.6 million, from $16.7 million for the comparable period in 2008.  Similar to the quarter’s results, for the current six-month period payment processing revenues of $10.3 million were slightly less than a year earlier; however, gain on sale of loans increased by $2.4 million, or 75%, to $5.6 million compared to $3.2 million for the first six months of 2008.  Loan sales totaled $344.0 million for the six months ended June 30, 2009 compared to $194.6 million for the six months ended June 30, 2008.  The cumulative effect of the net changes in the valuation of financial instruments carried at fair value under SFAS No. 159 was a gain of $7.8 million for the six months ended June 30, 2009 compared to a net gain of $1.5 million for the six months ended June 30, 2008.  Excluding the fair value adjustments, other operating income from core operations increased by 11% for the first six months of 2009 compared to the same period in 2008.

Other Operating Expenses.  Other operating expenses in aggregate were $36.9 million for the quarter ended June 30, 2009, compared to $85.2 million for the quarter ended June 30, 2008, including the $50 million goodwill impairment charge in the second quarter of 2008.  The current quarter’s expenses reflect significantly increased deposit insurance expense, elevated costs associated with problem loan collection activities including charges related to real estate owned, and increased advertising, generally offset by reductions in compensation and costs for information/computer data services and payment and card processing expenses.  As a result, other operating expenses as a percentage of average assets was 3.27% for the quarter ended June 30, 2009, compared to 7.44% (3.08% excluding the goodwill impairment charge) for the same quarter one year earlier.  Salary and employee benefits decreased $2.2 million to $17.5 million for the quarter ended June 30, 2009 from $19.7 million for the quarter ended June 30, 2008, reflecting reduced staffing levels as well as the elimination of certain incentive accruals and reductions in the level of employer paid retirement contributions.  Likewise, information/computer data services costs decreased $241,000 to $1.6 million for the current quarter compared to $1.8 million for the same period a year ago as we continued to achieve additional operating efficiencies in this important area following the successful integration of the 2007 acquisitions.  While the current quarter’s expenses include operating costs associated with the opening of two new branch offices in April 2008 in Portland, Oregon and Bellevue, Washington, and our new Bellingham and downtown Spokane offices which opened in April 2009, occupancy and equipment expenses decreased modestly by $61,000, or 1%, compared to one year earlier.  By contrast, the cost of FDIC insurance increased $3.5 million, or 548%, to $4.1 million for the quarter ended June 30, 2009 compared to $633,000 for the same quarter a year ago, reflecting a $2.1 million special assessment charge along with increased assessment rates and incremental charges for certain deposits in excess of $250,000.  The current quarter’s operating expenses also included $1.6 million for payment and card processing services, which was a decrease of $213,000 compared to the quarter ended June 30, 2008, largely as a result of lower activity levels.  Advertising and marketing expenditures increased by $530,000, or 32%, to $2.2 million for the quarter ended June 30, 2009, compared to $1.7 million in the same quarter one year earlier primarily as a result of a significant commitment we made to promote the sale of our builders’ newly constructed homes through our Great Northwest Home Rush mortgage lending campaign.  Additionally, expenses related to real estate owned, including losses on sales and valuation adjustments, increased $1.1 million to $1.8 million for the quarter ended June 30, 2009, compared to $678,000 for the same quarter a year ago.

Other operating expenses for the six months ended June 30, 2009 totaled $70.7 million compared to $118.9 million, including the $50.0 million goodwill impairment charge, for the first six months of 2008.  Excluding the goodwill impairment charge for the six months ended June 30, 2008, other operating expenses for the six months ended June 30, 2009 increased by $1.8 million or 3% compared to the same period a year earlier.  As explained above, the increase is primarily the result of the increase in deposit insurance costs which were $5.6 million for the six months ended June 30, 2009 compared to $960,000 for the same period one year earlier and charges related to real estate owned which increased to $2.4 million compared to $834,000 a year earlier.  Higher collection costs and advertising expenses also contributed to increased expenses for the six-month period.  Partially offsetting those expenses were decreases in salary and employee benefit costs, information/computer data services expenses, payment and card processing expenses and miscellaneous expenses in comparison to the six-month period in the prior year.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the quarters ended June 30, 2009 and 2008 were 38.8% and 4.2%, respectively.  Our effective tax rates for the six months ended June 30, 2009 and 2008 were 40.3% and 1.6%, respectively.  In both years the effective tax rate reflects the recording of tax credits related to certain Community Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The impact of those tax credits and tax exempt income, combined with the current period’s taxable loss, results in effective tax rates that are somewhat higher than the expected statutory rate.  By contrast, the lower effective tax rates in the 2008 periods reflect the previously mentioned tax credits and tax exempt income combined with the significant effect of the goodwill write-off, which was a non-deductible expense for tax purposes and significantly reduced the otherwise expected tax benefit of the before-tax book loss for the 2008 periods.

Asset Quality

Over the past two years as housing markets have continued to weaken in many of our primary service areas, we have experienced significantly increasing delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing into the early months of 2009, home and lot sales activity was exceptionally slow, causing additional stress on builders’ and developers’ cash flows and ability to service debt, which is reflected in our increased non-performing asset totals.  In addition, other non-housing-related segments of the loan portfolio are beginning to show signs of stress and increasing levels of non-performing loans as the effects of the slowing economy are becoming more evident.  As a result, in recent periods including the quarter ended June 30, 2009, our provision for loan losses has been significantly higher than historical levels and normal expectations.  This higher level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues and increased loan collection costs.  Although our future results will depend on the depth and duration of the current economic recession, home sales improved in the most recent quarter and we believe that we can work our way through the housing market-related problems and we are actively engaged with our borrowers in resolving problem loans.  While property values have continued to decline, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates.

Non-Performing Assets:  Non-performing assets increased to $282 million, or 6.23% of total assets, at June 30, 2009, from $209 million, or 4.56% of total assets, at December 31, 2008 and $101 million, or 2.19% of total assets, at June 30, 2008.  Slower sales and excess inventory in certain housing markets were the primary cause of the increase in delinquencies and foreclosures of residential construction and land development loans, which represented approximately 77% of our non-performing assets at June 30, 2009.  As a result of this softness in the housing market, property values, particularly values for residential land and building lots, declined further in the quarter ended June 30, 2009.  Reflecting these value declines, we further increased our allowance for loan losses even though total loans outstanding declined.  While less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we are proactively monitoring and managing those portions of our portfolio as well.  We continue to believe our level of non-performing loans and assets, while increased, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios and other non-performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in land and land development loans.  The primary components of the $282 million in non-performing assets are $225 million in nonaccrual loans, including $181 million of construction and land development loans, and $57 million in real estate owned (REO) and other repossessed assets.  The geographic distribution of non-performing construction, land and land development loans and real estate owned included approximately $106 million, or 44%, in the Puget Sound region, $90 million, or 38%, in the greater Portland market area and $26 million, or 11%, in the greater Boise market area.  Within our non-performing assets, we have a total of 52 nonaccrual lending relationships, each with aggregate loan exposures in excess of $1 million that collectively comprise $176 million, or 62% of our total non-performing assets as of June 30, 2009.

The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, at the dates indicated (dollars in thousands):

	June 30 2009	December 31 2008	June 30 2008

Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$7,244	$12,879	$5,907
Multifamily	--	--	--
Construction and land	180,989	154,823	70,340
One- to four-family	15,167	8,649	5,526
Commercial business	10,508	8,617	6,875
Agricultural business, including secured by farmland	7,478	1,880	265
Consumer	2,058	130	--
	223,444	186,978	88,913
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	603	--	--
One- to four-family	624	124	889
Commercial business	209	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	189	243	116
	1,625	367	1,005
Total non-performing loans	225,069	187,345	89,918
Real estate owned and other repossessed assets held for sale, net (2)	57,197	21,886	11,397

Total non-performing assets	$282,266	$209,231	$101,315

Total non-performing loans to net loans before allowance for loan losses	5.75%	4.73%	2.26%
Total non-performing loans to total assets	4.97%	4.09%	1.94%

Total non-performing assets to total assets	6.23%	4.56%	2.19%

Restructured loans (3)	$55,031	$23,635	$7,771

(1)  For the quarter ended June 30, 2009, $4.9 million in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold.  When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value.  Subsequent to acquisition through foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value.   If a new appraisal and market analysis determines that the net realizable value has decreased, the carrying value is written down to the anticipated sales price, less selling and holding costs, by a charge to operating expense.  At June 30, 2009, we had $57.0 million of real estate owned.  Of that total, $30.5 million, or 53.6%, are located in the greater Seattle, WA-Puget Sound region and consist of land development projects that include 198 residential lots, twelve completed single family homes, one commercial building and two acres of commercially zoned land.  Another $15.1 million, or 26.5% of the total, are located in the greater Portland, OR area and consist of 120 residential lots and ten completed single-family homes.  A further $7.2 million, or 12.6% of the total, are located in the Greater Spokane, WA area and consist of 26 residential lots, eight completed single family homes, 16 residential condominiums and one home under construction.  The remaining REO assets of $4.2 million are comprised of nine residential lots, 7 completed homes and two commercial properties and are located primarily in the Greater Boise, ID area, other Washington locations and one home in Hawaii.

(3)  These loans are performing under their restructured terms.

In addition to the non-performing loans as of June 30, 2009, we had other classified loans with an aggregate outstanding balance of $173 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Detail and Geographic Concentration of Non-performing Assets at June 30, 2009	Washington	Oregon	Idaho	Other	Total

Secured by real estate:
Commercial	$6,611	$483	$150	$--	$7,244
Multifamily	--	--	--	--	--
Construction and land
One- to four-family construction	33,652	30,181	10,732	--	74,565
Residential land acquisition & development	31,951	31,365	8,633	--	71,949
Residential land improved lots	7,636	6,238	1,894	--	15,768
Residential land unimproved	11,711	180	2,253	--	14,144
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	--	591	--	--	591
Commercial land unimproved	4,382	--	193	--	4,575
Total construction and land	89,332	68,555	23,705	--	181,592

One- to four-family	8,202	2,006	5,557	26	15,791
Commercial business	9,731	456	530	--	10,717
Agricultural business, including secured by farmland	694	378	6,406	--	7,478
Consumer	1,522	448	184	93	2,247
Total non-performing loans	116,092	72,326	36,532	119	225,069

Real estate owned (REO) and repossessed assets	38,354	15,131	2,833	879	57,197

Total non-performing assets	$154,446	$87,457	$39,365	$998	$282,266

The most significant of our non-performing loan exposures are included in the following table:

In thousands	Percent of total non-performing assets	Collateral securing the indebtedness	Geographic location

$16,882	5.98%	109 residential lots 22 homes under construction	Greater Seattle-Puget Sound

14,637	5.19	166 residential lots One multi-family site Eight completed homes in one plat 20 residential lots in a second plat One partially completed high-end home	Greater Portland, OR area

9,926	3.52	105 residential lots	Greater Seattle-Puget Sound

8,553	3.03	40 residential lots Four completed new homes One home under construction One residential lot	Greater Portland, OR area

8,418	2.98	13 residential lots in one subdivision 12 completed new homes	Greater Portland, OR area

6,406	2.27	4,200 dairy cows Dairy farm equipment Cow feed	Greater Boise-Southern Idaho

6,290	2.23	71 residential lots 17 residential lots in a second subdivision Three completed new homes Four homes under construction	Central Oregon

6,069	2.15	Five parcels of land with preliminary plat approval for 51 residential lots	Greater Seattle

6,002	2.13	41 residential lots	Greater Portland, OR area

5,045	1.79	Four residential lots Land with preliminary plat approval for 33 residential lots	Greater Seattle

4,933	1.75	Ten residential lots 21 completed new homes or leased homes	Greater Boise-Southern Idaho

4,650	1.65	Three completed homes Three completed residential lots	Greater Spokane, WA area

4,076	1.44	6.9 acres commercial zoned land One commercial building	Greater Seattle-Puget Sound area

73,078	25.89	Various collateral; all relationships under $4 million	Washington

28,072	9.95	Various collateral; all relationships under $4 million	Oregon

20,407	7.23	Various collateral; all relationships under $4 million	Idaho

1,625	0.58	Various: loans 90 days past due and on accrual	Various

57,197	20.26	REO and other repossessed assets	Various

$282,266	100.0%	Total non-performing assets

The most significant of our real estate owned (REO) held for sale exposures are included in the following table:

In thousands	Percent of total REO	REO description	Geographic location

$11,903	20.9%	167 residential lots	Greater Seattle-Puget Sound

6,807	11.9	One commercial building, office/retail mixed use	Greater Seattle-Puget Sound

4,585	8.0	27 residential lots Seven completed homes	Greater Seattle-Puget Sound

4,259	7.5	70 residential lots	Salem, OR

3,847	6.8	14 residential lots Eight completed homes One home under construction	Greater Spokane, WA area

2,993	5.3	2.2 acres of land zoned multi-family	Greater Seattle-Puget Sound

2,942	5.2	Nine residential lots Two completed homes	Greater Portland, OR area

2,801	4.9	38 residential lots	Greater Portland, OR area

2,399	4.2	Eight residential lots Five completed homes	Greater Boise, ID area

2,344	4.1	12 residential lots Four completed condominiums	Greater Spokane, WA area

2,151	3.8	Four completed homes Three residential lots	Greater Portland, OR area

2,043	3.6	Three completed homes	Greater Seattle-Puget Sound

1,684	3.0	Two completed homes	Greater Portland, OR area

1,265	2.2	Two completed homes	Greater Portland, OR area

1,161	2.0	One completed home One residential lot	Greater Seattle-Puget Sound

1,054	1.8	Three residential lots One completed home	Greater Seattle-Puget Sound

971	1.7	12 condominium units	Greater Spokane, WA area

959	1.7	One completed home	Other (Hawaii)

799	1.4	Commercial property—car lot Commercial property—restaurant One residential lot One completed home	Other (Washington)

$56,967	100.0%	Total real estate owned, held for sale

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

Our primary investing activity is the origination and purchase of loans.  During the six months ended June 30, 2009, we purchased a nominal $27,000 of loans; however, we did originate $345 million of loans held for sale and we sold $344 million of loans held for sale.  Other loan originations net of repayments totaled $53 million for the six months ended June 30, 2009.  Total deposits decreased $29 million for the six months ended June 30, 2009, primarily because we encouraged $156 million in public funds to run off in response to changes in the collateralization requirements under the Washington and Oregon State public deposit protection regulations.  In addition to reducing our collateral requirements, allowing those deposits to run off also reduced our exposure to future shared-risk assessments under those regulations.  Deposit activity for the six months ended June 30, 2009 also included a net decrease of $21 million of brokered deposits.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) increased $5 million for the six months ended June 30, 2009, and other borrowings, including the $50 million of senior bank notes issued under the FDIC Temporary Liquidity Guarantee Program (TLGP), increased $13 million for the six months ended June 30, 2009.  Excluding fair value adjustments, our junior subordinated debentures were unchanged from December 31, 2008.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the six months ended June 30, 2009, we used our sources of funds primarily to fund loan commitments, to purchase securities, and to pay maturing savings certificates and deposit withdrawals.  At June 30, 2009, we had outstanding loan commitments totaling $889 million, including undisbursed loans in process and unused credit lines totaling $827 million.  This level of commitments was proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB-Seattle, which at June 30, 2009 provided for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $804 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $43 million.  Advances under these credit facilities totaled $116 million, or 3% of our assets at June 30, 2009.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-in-Custody (BIC) program.  Under this program we can borrow against eligible collateral not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $650 million.  We utilized this facility on a limited basis during 2008; however, we had no funds borrowed from the Federal Reserve Bank at June 30, 2009.

At June 30, 2009, certificates of deposit amounted to $2.110 billion, or 56% of our total deposits, including $1.354 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At June 30, 2009, Banner Corporation and the Banks each exceeded all current regulatory capital requirements.  (See Item 1, “Business–Regulation,” and Note 20 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2008.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of June 30, 2009, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well-capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009:
Banner Corporation—consolidated
Total capital to risk-weighted assets	$497,049	12.49%	$318,332	8.00%
Tier 1 capital to risk-weighted assets	446,804	11.23	159,166	4.00
Tier 1 leverage capital to average assets	446,804	9.90	180,436	4.00

Banner Bank
Total capital to risk-weighted assets	465,484	12.19	305,602	8.00	$382,002	10.00%
Tier 1 capital to risk-weighted assets	417,222	10.92	152,801	4.00	229,201	6.00
Tier 1 leverage capital to average assets	417,222	9.63	173,362	4.00	216,703	5.00

Islanders Bank
Total capital to risk-weighted assets	25,209	13.60	14,833	8.00	18,542	10.00%
Tier 1 capital to risk-weighted assets	23,726	12.80	7,417	4.00	11,125	6.00
Tier 1 leverage capital to average assets	23,726	11.59	8,192	4.00	10,240	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, as of June 30, 2009, many of the floating-rate loans with interest rate floors are in portions of the portfolio experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in of 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, in recent quarters, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions have created heightened competitive pricing pressures.  As previously noted, our net interest margin has also been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.

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

The table of Interest Rate Risk Indicators sets forth, as of June 30, 2009, the estimated changes in our net interest income over a on-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
	(dollars in thousands)

+400	$8,755	5.5%	$(104,642)	(33.3)%
+300	5,651	3.6	(86,165)	(27.4)
+200	1,170	0.7	(57,972)	(18.4)
+100	(2,610)	(1.7)	(29,534)	(9.4)
0	0	0.0	0	0.0
-25	316	0.2	4,103	1.3
-50	(59)	0.0	25,593	8.1

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2009.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At June 30, 2009, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $350.6 million, representing a one-year cumulative gap to total assets ratio of 7.73%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of June 30, 2009 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Interest Sensitivity Gap as of June 30, 2009	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total

	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$511,790	$22,398	$38,034	$1,709	$351	$(20,307)	$553,975
Fixed-rate mortgage loans	113,569	81,998	245,344	184,383	174,193	71,724	871,211
Adjustable-rate mortgage loans	600,354	163,181	381,570	215,641	5,159	--	1,365,905
Fixed-rate mortgage-backed securities	12,277	10,727	31,332	19,032	21,248	8,391	103,007
Adjustable-rate mortgage-backed securities	2,832	2,432	7,525	6,988	--	--	19,777
Fixed-rate commercial/agricultural loans	64,225	39,445	84,224	27,554	7,741	344	223,533
Adjustable-rate commercial/agricultural loans	575,687	10,539	38,080	16,428	611	--	641,345
Consumer and other loans	154,062	12,035	34,371	34,476	16,226	9,801	260,971
Investment securities and interest-earning deposits	106,971	21,126	33,696	12,597	28,797	75,261	278,448

Total rate sensitive assets	$2,141,767	$363,881	$894,176	$518,808	$254,326	$145,214	$4,318,172

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	138,550	118,751	277,086	277,084	--	--	811,471
Money market deposit accounts	159,811	95,887	63,924	--	--	--	319,622
Certificates of deposit	916,960	450,650	694,527	43,986	4,343	--	2,110,466
FHLB advances	58,230	10,000	35,800	10,000	--	--	114,030
Other borrowings	--	--	50,000	--	--	(28)	49,972
Junior subordinated debentures	97,942	--	25,774	--	--	--	123,716
Retail repurchase agreements	108,280	--	--	--	--	--	108,280

Total rate sensitive liabilities	1,479,773	675,288	1,147,111	331,070	4,343	(28)	3,637,557

Excess (deficiency) of interest-sensitive assets over interest-sensitive liabilities	$661,994	$(311,407)	$(252,935)	$187,738	$249,983	$145,242	$680,615
Cumulative excess (deficiency) of interest-sensitive assets	$661,994	$350,587	$97,652	$285,390	$535,373	$680,615	$680,615

Cumulative ratio of interest-earning assets to interest-bearing liabilities	144.74%	116.27%	102.96%	107.85%	114.72%	118.71%	118.71%
Interest sensitivity gap to total assets	14.61%	(6.87)%	(5.58)%	4.14%	5.52%	3.09%	15.02%
Ratio of cumulative gap to total assets	14.61%	7.73%	2.15%	6.30%	11.81%	15.02%	15.02%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(262.4) million, or (5.8%) of total assets at June 30, 2009.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008” of this report.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our provision for loan losses and net loan charge offs have increased significantly and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the quarter and six months ended June 30, 2009 we recorded a provision for loan losses of $45.0 million and $67.0 million, respectively compared to $15.0 million and $21.5 million for the comparable periods of 2008, respectively.  We also recorded net loan charge-offs of 34.0 million and $51.5 million for the quarter and six months ended June 30, 2009, respectively, compared to $6.9 million and $8.8 million for the comparable periods in 2008, respectively.  We are experiencing elevated levels of loan delinquencies and credit losses.  With the exception of residential construction and development loans, nonperforming loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 77% of our nonperforming assets at June 30, 2009.  At June 30, 2009 our total nonperforming assets had increased to $282.3 million compared to $101.3 million at June 30, 2008.  Further, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if a prolonged recession occurs we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our financial condition and results of operations, perhaps materially.

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not be successful in stabilizing the U.S. financial system or improving the housing market.

Emergency Economic Stabilization Act of 2008. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”) which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other troubled assets. The EESA includes additional provisions directed at bolstering the economy, including: authority for the Federal Reserve to pay interest on depository institution balances; mortgage loss mitigation and homeowner protection; temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and authority for the Securities and Exchange Commission to suspend mark-to-market accounting requirements for any issuer or class for a specific category of transactions.

The EESA followed numerous actions by the Federal Reserve, Congress, Treasury, the Securities and Exchange Commission, and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the repeated lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an ownership change to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

Moreover, on October 14, 2008, the FDIC announced the establishment of a TLGP to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of particular newly issued senior unsecured debt issued by FDIC insured institutions and their holding companies. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before October 31, 2009. The guarantee on debt issued before April 1, 2009, will expire no later than June 30, 2012. The guarantee on debt issued on or after April 1, 2009, will expire not later than December 31, 2012. The Bank has elected to participate in the TLGP.

The actual impact that EESA and such related measures undertaken to alleviate the credit crisis, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (ARRA) into law. The ARRA is intended to revive the U.S. economy by creating new jobs while reducing home foreclosures. In addition, the ARRA significantly expanded  the original executive compensation and corporate governance provisions of Section 111 of the EESA, which pertains to financial institutions that have received or will receive financial assistance under TARP or related programs.  The additional standards and restrictions imposed on us by the ARRA could adversely affect our ability to attract and retain management and other personnel of the highest quality and, consequently, our ability to compete effectively with other financial institutions that are not subject to these standards and restrictions.

Our deposit insurance premiums will increase substantially, which will adversely affect our operating results.

Our FDIC deposit insurance assessment expense for the six-month period ended June 30, 2009 was $5.6 million.   Deposit insurance assessments increased in 2009 as a result of recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years. Effective April 1, 2009, FDIC assessments increased, ranging between 12 and 45 basis points. Additional premiums are charged for institutions that rely on excessive amounts of brokered deposits, including CDARS, and excessive use of secured liabilities, including FHLB and FRB advances. The FDIC may adjust rates from one quarter to the next, except that no single adjustment can exceed three basis points without a rulemaking proceeding. In May 2009, the FDIC approved a special assessment of five basis points applied to the amount of assets reduced by the amount of Tier 1 capital as of June 30, 2009 (not to exceed 10 basis points of the deposit assessment base). Two additional special assessments, each of the same amount or less than the first special assessment, may be imposed for the third and fourth quarters of 2009. The FDIC has announced that the first additional special assessment is likely and the second additional special assessment is less certain.

Our ability to foreclose on single family home loans may be restricted.

New legislation proposed by Congress may give bankruptcy judges the power to reduce the increasing number of home foreclosures. Bankruptcy judges would be given the authority to restructure mortgages and reduce a borrower's payments. Property owners would be allowed to keep their property while working out their debts. This legislation may restrict our collection efforts on one-to-four family loans. Separately, the administration has announced a voluntary program under the Troubled Asset Relief Program law, which provides for government subsidies for reducing a borrower's interest rate, which a lender would have to match with its own money.

If other financial institutions holding deposits for government related entities in Washington or Oregon fail, we may be assessed a pro-rata share of the uninsured portion of the deposits by the States of Washington and Oregon.

We participate in the Washington Public Deposit Protection Program by accepting deposits from local governments, school districts and other municipalities located in the State of Washington. Under the recovery provisions of the 1969 Public Deposits Protection Act, when a participating bank fails and has public entity deposits that are not insured by the FDIC or assumed by a successor financial institution, the remaining banks that participate in the program are assessed a pro-rata share of the uninsured deposits.  We also accept public funds deposits in the State of Oregon, but to a much lesser extent, subject to a similar arrangement.

We could see declines in our uninsured deposits, which would reduce the funds we have available for lending and other funding purposes.

The FDIC in the fourth quarter of 2008 increased the federal insurance of deposit accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members including Banner Bank and Islanders Bank. These increases of coverage, with the exception of IRA and certain retirement accounts, are scheduled to expire December 31, 2013. With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage. We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage.

Our investment in Federal Home Loan Bank stock may be impaired.

At June 30, 2009, we owned $37.4 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership in the Federal Home Loan Bank of Seattle (FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost and is subject to recoverability testing per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB did not pay a dividend for the fourth calendar quarter of 2008 or the first two quarters of 2009.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet.  As a result, we have not recorded an “other than temporary impairment” on our investment in FHLB stock.  However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we may be subject to additional increased regulatory scrutiny, regulatory restrictions, and potential enforcement actions.  Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans.  Even though we remain well-capitalized in terms of our capital ratios, the regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions.  For example, if the regulatory agencies were to implement such a restriction, we would likely have limitations on our lending activities and be limited in our ability to utilize brokered deposits as a funding source, an area that has been a source of funds for us in recent years.  The regulatory agencies also have the power to limit the rates paid by the Banks to attract retail deposits in their local markets.  We also may be required to reduce our levels of construction and land development loans and classified or non-performing assets within specified time frames.  These time frames might not necessarily result in maximizing the price which might otherwise be received for the underlying properties.  In addition, if such restrictions were also imposed upon other institutions which operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties.  If any of these or similar additional restrictions are placed on us, it would limit the resources currently available to us as a well-capitalized institution.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has been experiencing volatility and disruption for more than a year.  These market conditions have affected and may further detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, we did not sell any securities that were not registered under the Securities Act of 1933.
We did not have any repurchases of our common stock from April 1, 2009 through June 30, 2009.

Item 3.             Defaults upon Senior Securities

Not Applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 28, 2009.  At the annual meeting there were a total of 17,472,692 shares eligible to vote, of which 15,269,025 were received or cast at the meeting.  The result of the vote on the election of directors was as follows.

Proposal 1.  The following individuals were elected as directors for three year terms:

	FOR		WITHHELD
	# of votes	Percentage of outstanding shares	# of votes	Percentage of outstanding shares
Gordon E. Budke	14,888,424	85.2	380,600	2.2
David B. Casper	12,983,625	74.3	2,285,399	13.1
Constance H. Kravas	14,876,986	85.1	392,038	2.2
John R. Layman	14,798,102	84.7	470,922	2.7
Michael E. Smith	14,894,803	85.2	374,221	2.1

The terms of Directors Robert D. Adams, Edward L. Epstein, Jesse G. Foster, D. Michael Jones, David A. Klaue, Robert J. Lane, Dean W. Mitchell, Brent A. Orrico, Wilber Pribilsky, and Gary Sirmon continued.

Proposal 2.  Advisory approval of the compensation of Banner Corporation’s named executive officers.

For	Against	Abstain	Broker Non-Vote
12,410,623	2,517,736	340,665	0

Proposal 3.  Ratification of the Audit Committee’s selection of Moss Adams LLP as our independent auditors for the year ending December 31, 2009.

For	Against	Abstain	Broker Non-Vote
15,086,063	49,901	133,060	0

Item 5.             Other Information

Not Applicable.

Item 6.             Exhibits

Exhibit	Index of Exhibits

3{a}	Articles of Incorporation of Registrant [incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Stockholders dated June 10, 1998].

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

Banner Corporation

August 7, 2009	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

55