Form 10-Q
period 2009-09-30
BANNER CORP
filed 2009-11-09
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	As of October 31, 2009
Common Stock, $.01 par value per share	20,511,033 shares*
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

BANNER CORPORATION AND SUBSIDIARIES
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements. The Consolidated Financial Statements of Banner Corporation and Subsidiaries filed as a part of the report are as follows:
Consolidated Statements of Financial Condition as of September 30, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the Quarters and Nine Months Ended September 30, 2009 and 2008	4

Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Nine Months Ended September 30, 2009 and 2008	5

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2009 and 2008	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	9

Selected Notes to Consolidated Financial Statements	11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements	31

Executive Overview	31

Comparison of Financial Condition at September 30, 2009 and December 31, 2008	35

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2009 and 2008	36

Asset Quality	41

Liquidity and Capital Resources	44

Capital Requirements	44

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management	46

Sensitivity Analysis	46

Item 4 - Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	51

Item 1A - Risk Factors	51

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3 - Defaults upon Senior Securities	54

Item 4 - Submission of Matters to a Vote of Security Holders	54

Item 5 - Other Information	54

Item 6 - Exhibits	55

SIGNATURES	57

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited) (In thousands, except shares)
September 30, 2009 and December 31, 2008

	September 30	December 31
ASSETS	2009	2008

Cash and due from banks	$331,154	$102,750

Securities—trading, cost $211,548 and $245,274, respectively	167,944	203,902
Securities—available-for-sale, cost $73,305 and $52,190, respectively	74,527	53,272
Securities—held-to-maturity, fair value $79,266 and $60,530, respectively	76,630	59,794

Federal Home Loan Bank (FHLB) stock	37,371	37,371
Loans receivable:
Held for sale, fair value $4,835 and $7,540, respectively	4,781	7,413
Held for portfolio	3,891,413	3,953,995
Allowance for loan losses	(95,183)	(75,197)
	3,801,011	3,886,211

Accrued interest receivable	20,912	21,219
Real estate owned, held for sale, net	53,576	21,782
Property and equipment, net	104,469	97,647
Goodwill and other intangibles, net	11,718	13,716
Deferred income tax asset, net	8,516	5,528
Income taxes receivable, net	20,913	9,675
Bank-owned life insurance (BOLI)	54,037	52,680
Other assets	25,230	18,821
	$4,788,008	$4,584,368
LIABILITIES
Deposits:
Non-interest-bearing	$546,956	$509,105
Interest-bearing transaction and savings accounts	1,305,546	1,137,878
Interest-bearing certificates	2,008,673	2,131,867
	3,861,175	3,778,850

Advances from FHLB at fair value	255,806	111,415
Other borrowings	174,770	145,230
Junior subordinated debentures at fair value (issued in connection with Trust Preferred Securities)	47,859	61,776
Accrued expenses and other liabilities	28,715	40,600
Deferred compensation	12,960	13,149
	4,381,285	4,151,020
COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock - $0.01 par value, 500,000 shares authorized; Series A – liquidation preference
$1,000 per share, 124,000 shares issued and outstanding	117,034	115,915
Common stock - $0.01 par value per share, 75,000,000 shares authorized, 19,933,943 shares issued: 19,693,562 shares and 16,911,657 shares outstanding at September 30, 2009 and December 31, 2008, respectively	327,385	316,740
Retained earnings (accumulated deficit)	(36,402)	2,150
Accumulated other comprehensive income:
Unrealized gain on securities available for sale and/or transferred to held to maturity	703	572
Unearned shares of common stock issued to Employee Stock Ownership Plan (ESOP) trust at cost:
240,381 restricted shares outstanding at September 30, 2009 and December 31, 2008	(1,987)	(1,987)

Carrying value of shares held in trust for stock related compensation plans	(9,076)	(8,850)
Liability for common stock issued to deferred, stock related, compensation plans	9,066	8,808
	(10)	(42)
	406,723	433,348
	$4,788,008	$4,584,368

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands except for per share amounts)
For the Quarters and Nine Months Ended September 30, 2009 and 2008

	Quarters Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
INTEREST INCOME:
Loans receivable	$56,175	$64,237	$168,022	$196,537
Mortgage-backed securities	1,422	1,040	4,792	3,280
Other securities and cash equivalents	1,976	2,786	6,248	8,374
	59,573	68,063	179,062	208,191
INTEREST EXPENSE:
Deposits	20,818	26,818	65,548	84,446
FHLB advances	630	1,160	2,025	4,310
Other borrowings	655	734	1,553	1,874
Junior subordinated debentures	1,118	1,669	3,700	5,399
	23,221	30,381	72,826	96,029

Net interest income before provision for loan losses	36,352	37,682	106,236	112,162

PROVISION FOR LOAN LOSSES	25,000	8,000	92,000	29,500
Net interest income	11,352	29,682	14,236	82,662

OTHER OPERATING INCOME:
Deposit fees and other service charges	5,705	5,770	16,049	16,277
Mortgage banking operations	2,065	1,500	7,640	4,694
Loan servicing fees	282	480	260	1,296
Miscellaneous	768	286	1,700	980
	8,820	8,036	25,649	23,247
Net change in valuation of financial instruments carried at fair value	4,633	(6,056)	12,429	(4,584)
Total other operating income	13,453	1,980	38,078	18,663

OTHER OPERATING EXPENSES:
Salary and employee benefits	17,379	18,241	52,508	57,623
Less capitalized loan origination costs	(2,060)	(2,040)	(7,010)	(7,009)
Occupancy and equipment	5,715	5,956	17,697	17,813
Information/computer data services	1,551	1,560	4,684	5,389
Payment and card processing expenses	1,778	1,913	4,786	5,212
Professional services	1,456	1,117	3,833	3,203
Advertising and marketing	1,899	1,572	5,938	4,667
Deposit insurance	2,219	701	7,818	1,661
State/municipal business and use taxes	558	572	1,630	1,712
Real estate owned expenses	2,799	758	5,227	1,592
Miscellaneous	3,335	3,650	10,202	11,067
	36,629	34,000	107,313	102,930
Goodwill write-off	--	--	--	50,000
Total other operating expenses	36,629	34,000	107,313	152,930

Income (loss) before provision for (benefit from) income taxes	(11,824)	(2,338)	(54,999)	(51,605)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(5,376)	(1,347)	(22,777)	(2,143)

NET INCOME (LOSS)	$(6,448)	$(991)	$(32,222)	$(49,462)

PREFERRED STOCK DIVIDEND AND DISCOUNT ACCRETION
Preferred stock dividend	$1,550	$--	$4,650	$--
Preferred stock discount accretion	373	--	1,119	--
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,371)	$(991)	$(37,991)	$(49,462)

Earnings (loss) per common share (see Note 13):
Basic	$(0.44)	$(0.06)	$(2.11)	$(3.09)
Diluted	$(0.44)	$(0.06)	$(2.11)	$(3.09)
Cumulative dividends declared per common share:	$0.01	$0.05	$0.03	$0.45
See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)
For the Quarters and Nine Months Ended September 30, 2009 and 2008

	Quarters Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008
NET INCOME (LOSS)	$(6,448)	$(991)	$(32,222)	$(49,462)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES:
Unrealized holding gain (loss) during the period, net of deferred income tax (benefit) of ($121), $0, ($51) and $0, respectively	627	--	89	--

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity
	14	13	42	41
Other comprehensive income (loss)	641	13	131	41

COMPREHENSIVE INCOME (LOSS)	$(5,807)	$(978)	$(32,091)	$(49,421)

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands, except per share amounts)
For the Nine Months Ended September 30, 2009 and 2008

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2009	$115,915	$316,740	$2,150	$572	$(1,987)	$(42)	$433,348

Net income (loss)			(32,222)				(32,222)

Change in valuation of securities—available-for- sale, net of income tax				89			89

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				42			42

Additional registration costs for issuance of preferred stock		(46)					(46)

Accretion of preferred stock discount	1,119		(1,119)				--
Accrual of dividends on preferred stock			(4,650)				(4,650)
Accrual of dividends on common stock ($.03/share cumulative)			(561)				(561)

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		10,592					10,592

Amortization of compensation related to MRP						32	32

Amortization of compensation related to stock options		99					99

BALANCE, September 30, 2009	$117,034	$327,385	$(36,402)	$703	$(1,987)	$(10)	$406,723

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited) (In thousands, except per share amounts)
For the Nine Months Ended September 30, 2009 and 2008

	Preferred Stock	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted ESOP Shares	Carrying Value, Net of Liability, Of Shares Held in Trust for Stock-Related Compensation Plans	Stockholders’ Equity
Balance, January 1, 2008	$--	$300,486	$139,636	$(176)	$(1,987)	$(113)	$437,846

Net income (loss)			(49,462)				(49,462)

Cumulative effect of adoption of EITF 06-4 relating to liabilities under split dollar life insurance arrangements			(617)				(617)

Amortization of unrealized loss on tax exempt securities transferred from available-for-sale to held-to-maturity, net of income taxes				41			41

Accrual of dividends on common stock ($.45/share cumulative)			(7,180)				(7,180)

Purchase and retirement of common stock		(14,265)					(14,265)

Proceeds from issuance of common stock for exercise of stock options		594					594

Proceeds from issuance of common stock for stockholder reinvestment program, net of registration expenses		19,303					19,303

Net issuance of stock through employer’s stock plans, including tax benefits		404					404

Amortization of compensation related to MRP						47	47

Amortization of compensation related to stock options		219					219

BALANCE, September 30, 2008	$--	$306,741	$82,377	$(135)	$(1,987)	$(66)	$386,930

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30
	2009	2008

COMMON STOCK—SHARES ISSUED AND OUTSTANDING:
Common stock, shares issued, beginning of period	17,152	16,266

Purchase and retirement of common stock	--	(614)
Issuance of common stock for exercised stock options and/or employee stock plans	--	31
Issuance of common stock for stockholder reinvestment program	2,782	1,297
Net number of shares issued during the period	2,782	714

COMMON SHARES ISSUED AND OUTSTANDING, END OF PERIOD	19,934	16,980

UNEARNED, RESTRICTED ESOP SHARES:
Number of shares, beginning of period	(240)	(240)
Issuance/adjustment of earned shares	--	--
Number of shares, end of period	(240)	(240)

NET COMMON STOCK—SHARES OUTSTANDING	19,694	16,740

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(32,222)	$(49,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,433	7,857
Deferred income and expense, net of amortization	374	1,421
Amortization of core deposit intangibles	1,998	2,153
Net change in valuation of financial instruments carried at fair value	(12,429)	4,584
Purchases of securities—trading	(69,760)	(94,487)
Principal repayments and maturities of securities—trading	103,383	34,814
Proceeds from sales of securities—trading	--	7,223
Deferred taxes	(3,038)	(9,653)
Equity-based compensation	131	266
Tax benefits realized from equity-based compensation	--	(404)
Increase in cash surrender value of bank-owned life insurance	(1,357)	(1,017)
Gain on sale of loans, excluding capitalized servicing rights	(3,210)	(3,705)
Loss (gain) on disposal of real estate held for sale and property and equipment	631	658
Provision for losses on loans and real estate held for sale	93,579	29,868
Origination of loans held for sale	(481,246)	(285,590)
Proceeds from sales of loans held for sale	483,878	284,101
Goodwill write-off	--	50,000
Net change in:
Other assets	(14,865)	2,644
Other liabilities	(11,038)	(108)
Net cash provided (used) by operating activities	62,242	(18,837)

INVESTING ACTIVITIES:
Purchases of securities available for sale	(48,383)	--
Principal repayments and maturities of securities available for sale	20,885	--
Proceeds from sales of securities available for sale	6,458	--
Purchases of securities held to maturity	(17,975)	(2,617)
Principal repayments and maturities of securities held to maturity	1,079	696
Origination of loans, net of principal repayments	(70,652)	(204,521)
Purchases of loans and participating interest in loans	(1,357)	(10,381)
Purchases of property and equipment, net	(14,478)	(7,835)
Proceeds from sale of real estate held for sale, net	29,275	5,442
Cost of acquisitions, net of cash acquired	--	(150)
Other	(345)	(812)
Net cash used by investing activities	(95,493)	(220,178)

FINANCING ACTIVITIES:
Increase (decrease) in deposits	82,325	170,273
Proceeds from FHLB advances	231,200	162,800
Repayment of FHLB advances	(86,203)	(120,837)
Increase (decrease) in other borrowings, net	29,535	12,772
Cash dividends paid	(5,748)	(9,548)
Repurchases of stock, net of forfeitures	--	(14,265)
Tax benefits realized from equity-based compensation	--	404
Cash proceeds from issuance of stock, net of registration costs	10,546	19,303
Exercise of stock options	--	594
Net cash provided (used) by financing activities	261,655	221,496

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	228,404	(17,519)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	102,750	98,430
CASH AND DUE FROM BANKS, END OF PERIOD	$331,154	$80,911

(Continued on next page)

BANNER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited) (In thousands)
For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$79,518	$99,366
Taxes paid (received) in cash	(6,451)	6,827

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans, net of discounts, specific loss allowances and unearned income, transferred to real estate owned and other repossessed assets	63,141	14,619
Net decrease in accrued dividends payable	(537)	2,368
Change in other assets/liabilities	757	1,718
Adoption of EITF 06-4 Accrual of liability for split-dollar life insurance	--	617

See selected notes to consolidated financial statements

BANNER CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Banner Corporation (Banner or the Company) is a bank holding company incorporated in the State of Washington.  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2009, its 85 branch offices and eight loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank that conducts business from three locations in San Juan County, Washington.  Banner Corporation is subject to regulation by the Board of Governors of the Federal Reserve System.  Banner Bank and Islanders Bank (the Banks) are subject to regulation by the Washington State Department of Financial Institutions, Division of Banks and the Federal Deposit Insurance Corporation (FDIC).

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

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009.  At that date, the ASC became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP standards in financial statements and accounting policies, but it has not had a material effect on the Company’s financial statements.

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

Subsequent Events:  We evaluated subsequent events for reporting and disclosure in these financial statements through November 6, 2009, which is the date this September 30, 2009 Form 10-Q was available to be issued.

Note 2:  RECENT DEVELOPMENTS AND SIGNIFICANT EVENTS

FDIC Special Assessment:  On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, with the maximum amount of the special assessment for any institution not to exceed ten basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment.  The special assessment was collected on September 30, 2009 at the same time the regular quarterly risk based assessment for the second quarter of 2009 was collected.  For Banner Corporation, this assessment was $2.1 million, which was recognized in other operating expenses during the quarter ended June 30, 2009.  The FDIC Board may vote to impose additional special assessments if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level that will be close to or below zero.

FDIC Proposed Prepayment:  On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that would require insured depository institutions to prepay an estimate of their expected quarterly deposit insurance premiums for the fourth quarter of 2009 and for the three years ended December 31, 2010, 2011 and 2012.  Insured institutions would be required to deposit funds with the FDIC in the amount of the prepaid assessment on December 30, 2009.  The insured institutions would not receive interest on the deposited funds.  For purposes of calculating an institution’s prepaid assessment amount, for the fourth quarter of 2009 and all of 2010, that institution’s assessment rate would be its total base assessment rate in effect on September 30, 2009.  That rate would be increased by three basis points for all of 2011 and 2012.  Again, for purposes of calculating the prepaid amount, an institution’s third quarter 2009 assessment base would be increased quarterly by an estimated five percent annual growth rate through the end of 2012.  Each institution would record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution would record an expense and an accrued expense payable each quarter for its regular assessment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount would be returned to the institution.

FDIC Temporary Liquidity Guarantee Program:  Banner Corporation, Banner Bank and Islanders Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out.  Under the TLGP, the FDIC guarantees certain senior unsecured debt of insured institutions and their holding companies, as well as non-interest-bearing transaction account deposits.  Under the transaction account guarantee component of the TLGP, all non-interest-bearing and certain interest-bearing transaction accounts maintained at Banner Bank and Islanders Bank are insured in full by the FDIC until June 30, 2010, regardless of the standard maximum deposit insurance amounts.  The Banks are required to pay a fee (annualized) on balances of each covered account in excess of $250,000 while the extra deposit insurance is in place.  The annualized fee for the transaction account guarantee program is 10 basis points through December 31, 2009 and will be within a range from 15 to 25 basis points from January 1 through June 30, 2010.  On March 31, 2009, Banner Bank completed an offering of $50 million of qualifying senior bank notes covered by the TLGP at a fixed rate of 2.625% which mature on March 31, 2012.  Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.  Under the terms of the TLGP, the Bank is not permitted to use the proceeds from the sale of securities guaranteed under the TLGP to prepay any of its other debt that is not guaranteed by the FDIC.  Banner Bank is required to pay a 1.00% fee (annualized) on this debt, which will result in a total fee of $1.5 million over three years.  None of the senior notes are redeemable prior to maturity.

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

Goodwill write-off:  As a result of the significant decline in our stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, we determined it was appropriate to reduce the carrying value of goodwill in our Consolidated Statements of Financial Condition by recording a $50 million write-down in the second quarter of 2008 and, in response to worsening economic indicators and further price declines, an additional $71 million write-down in the fourth quarter of 2008.  The total $121 million write-off of goodwill was a non-cash charge that did not affect the Company’s or the Banks’ liquidity or operations.  The adjustment brought our book value and tangible book value more closely in line with each other and more accurately reflected current market conditions.  Also, since goodwill is excluded from regulatory capital, the impairment charge (which was not deductible for tax purposes) did not have an adverse effect on the regulatory capital ratios of the Company or either of our subsidiary banks, each of which continues to remain “well capitalized” under the regulatory requirements.  (See Note 11 of the Selected Notes to Consolidated Financial Statements for additional information with respect to our valuation of intangible assets.)

Note 3:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Recently Adopted Accounting Standards:  In December 2007, FASB revised accounting standards for Business Combinations.  The standard, ASC 805, requires the acquiring entity to recognize and measure in its financial statements all the assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity, and the goodwill acquired and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed.  Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition.  ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The revision to this guidance applies prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009.  We do not expect the adoption of these revisions will have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009.  The adoption of these revisions will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In October 2008, FASB amended accounting standards for Fair Value Measurements and Disclosures.  The amended standard, ASC 820, clarifies the application of fair value measurements in a market that is not active.  The amendment is intended to address the following application issues:  (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.  The changes were effective on issuance, including prior periods for which financial statements had not been issued.  We adopted the amendment for the quarter ended December 31, 2008 and the effect of adoption on the consolidated financial statements was not material.

In January 2009, FASB amended accounting standards for Investments—Other.  The amended standard, ASC 325, addresses certain practices or issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its other-than-temporary impairment (“OTTI”) assessment guidance consistent with the accounting standards for Investments—Debt and Equity Securities.  The amendment removes the reference to the consideration of a market participant’s estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made.  This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively.  The amendment of these standards did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB amended accounting standards for Fair Value Measurements and Disclosures.  The amended standard, ASC 820, addresses issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly.  The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive.  The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  It also provides guidance on identifying circumstances that indicate a transaction is not orderly.  If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g., income approach or multiple valuation techniques) to determine fair value.  Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows.  The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  It also requires financial institutions to disclose the fair values of investment securities by major security type.  The changes are effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively.  The requirements of these amendments are consistent with the Company’s practice of calculating fair value on the various assets and liabilities it carries at fair value.  Therefore, there was no material impact on the fair value measurement of any assets or liabilities in the consolidated financial statements.

In April 2009, FASB revised accounting standards for Investments—Debt and Equity Securities.  The standard, ASC 320, changes the OTTI model for debt securities.  Under previous guidance, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary.  If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings.  Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is more likely than not that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security.  If the entity intends to sell the security or it is more likely than not it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI.  The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”).  Impairment losses related to all other factors are to be presented as a separate category within OCI.  For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows.  The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment and would not affect earnings.  If there is an indication of additional credit losses, the security is reevaluated accordingly based on the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI is to be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings.  These revisions became effective in the interim reporting period ending after June 15, 2009.  We adopted these revisions for the quarter ended June 30, 2009 and the effect of the adoption on the consolidated financial statements was not material.

In April 2009, FASB revised accounting standards for Financial Instruments.  The revised standard, ASC 825, requires fair value disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This revision became effective for the interim reporting period ending after June 15, 2009.  The adoption of the revised standards and the increased interim financial statement disclosures did not have a material effect on the Company’s consolidated financial statements.

In May 2009, FASB amended the accounting standard for Subsequent Events.  The updated standard, ASC 855, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements.  It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  We adopted the provisions of this guidance for the interim period ended June 30, 2009, and the effect of adoption on the Company’s consolidated financial statements was not material.

Recently Issued Accounting Pronouncements:  In June 2009, FASB issued an amendment to accounting standards for Accounting for Transfers of Financial Assets.  This statement has not yet been codified into the Accounting Standards Codification Hierarchy.  The amendment eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  The Company is currently evaluating the impact of the adoption of this amendment.

In June 2009, FASB issued an amendment to accounting standards for Amendments to FASB Interpretation No. 46(R).  This statement has not yet been codified into the Accounting Standards Codification Hierarchy.  The amendment eliminates previous exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  The new guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the previous provisions.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity.  This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein.  The Company is currently evaluating the impact of the adoption of this amendment.

In June 2009, FASB issued new standards for The Hierarchy of Generally Accepted Accounting Principles.  These standards, ASC 105, culminated a multi-year project to replace the previous GAAP hierarchy and established Accounting Standards Codification (the “Codification”).  The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database.  Following this guidance, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification.  After the launch of the Codification on July 1, 2009, only one level of authoritative U.S. GAAP for non-governmental entities will exist, other than guidance issued by the SEC.  This statement is effective for interim and annual reporting periods ending after September 15, 2009.  The adoption of this new standard did not have any impact on the Company’s consolidated financial statements and only affects how the Company references authoritative accounting guidance going forward.

In August 2009, FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value.  This update amends ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities.  FASB ASC 820 clarifies that in circumstances in which a quoted price for an identical liability in an active market is not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or for a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of ASC 820.  In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  Also, when measuring the fair value of a liability, a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update is effective for the Company in the fourth quarter of 2009.  We do not expect the adoption of ASU 2009-05 will have a material impact on the Company’s consolidated financial statements.

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

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders.  We have determined that the Company’s current business and operations consist of a single business segment and have presented our financial statements accordingly.

Note 5:  ADDITIONAL INFORMATION REGARDING INTEREST-BEARING DEPOSITS AND SECURITIES

The following table sets forth additional detail on our interest-bearing deposits and securities at the dates indicated (includes securities—trading, available-for-sale and held-to-maturity, all at carrying value) (dollars in thousands):

	September 30	December 31	September 30
	2009	2008	2008

Interest-bearing deposits included in cash and due from banks	$270,623	$12,786	$403

Mortgage-backed or related securities
GNMA	20,130	33,729	9,929
FHLMC	47,596	45,544	36,083
FNMA	40,144	45,491	45,568
Private issuer	7,073	9,537	--
Total mortgage-backed securities	114,943	134,301	91,580

U.S. Agency obligations	79,675	70,389	66,877
Taxable municipal bonds	4,512	4,967	4,978
Corporate bonds	44,515	48,470	74,818
Total other taxable securities	128,702	123,826	146,673

Tax-exempt municipal bonds	74,963	58,607	55,567

Equity securities (excludes FHLB stock)	493	234	578

Total securities	319,101	316,968	294,398

FHLB stock	37,371	37,371	37,371

	$627,095	$367,125	$332,172

The following table provides additional detail on income from deposits and securities for the periods indicated (dollars in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008
Mortgage-backed securities interest	$1,422	$1,040	$4,792	$3,280

Other taxable interest income	1,127	1,899	3,882	5,765
Tax-exempt interest income	850	635	2,370	1,851
Equity securities—dividend / (premium amortization)	(1)	121	(4)	403
FHLB stock dividends	--	131	--	355
	1,976	2,786	6,248	8,374

	$3,398	$3,826	$11,040	$11,654

Note 6:  FHLB STOCK

At September 30, 2009, the Company carries on its books $37.4 million in Federal Home Loan Bank of Seattle (FHLB) stock, which represents our investment in the stock at its par value.  Ownership of this stock allows Banner Bank and Islanders Bank access to funding for liquidity and other borrowing needs.  Ownership of FHLB stock is restricted to FHLB member institutions and can only be purchased and redeemed at par.  Shares are not publicly traded and do not have a readily determinable fair value.  FHLB stock is generally acknowledged to be a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value.

As of September 30, 2009, the FHLB was classified as "undercapitalized" by its regulator and therefore did not pay a dividend for the third quarter of 2009 and will not repurchase capital stock or pay a dividend while it is classified as undercapitalized.  The FHLB of Seattle reports that it did meet all of its regulatory capital targets for the quarter, including its risk-based capital requirement as of September 30, 2009.  The bank reported a risk-based capital surplus of $114.9 million as of September 30, 2009 compared to a risk-based capital deficiency of $159.2 million as of December 31, 2008.  However, the FHLB of Seattle's total capital at September 30, 2009 was $927.4 million compared to $1.8 billion at December 31, 2008.  The change in the composition of total capital between these two periods was primarily due to additional other-than-temporary impairments of the bank's private-label mortgage-backed securities and the bank's adoption of new accounting rules regarding such securities on January 1, 2009.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on its member institutions or the FHLB itself, and (4) the liquidity position of the FHLB.

Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of September 30, 2009.

Note 7:  LOANS RECEIVABLE

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

Our loans receivable, including loans held for sale, at September 30, 2009 and 2008 and December 31, 2008 are summarized as follows (dollars in thousands):

	September 30 2009		December 31 2008		September 30 2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Loans (including loans held for sale):
Commercial real estate
Owner occupied	$481,698	12.4%	$459,446	11.6%	$448,972	11.2%
Investment properties	585,206	15.0	554,263	14.0	564,947	14.2
Multifamily real estate	152,832	3.9	151,274	3.8	141,787	3.5
Commercial construction	83,937	2.2	104,495	2.6	113,342	2.8
Multifamily construction	62,614	1.6	33,661	0.8	22,236	0.6
One- to four-family construction	277,419	7.1	420,673	10.6	482,443	12.1
Land and land development
Residential	322,030	8.3	401,129	10.1	417,041	10.4
Commercial	47,182	1.2	62,128	1.6	64,480	1.6
Commercial business	678,187	17.4	679,867	17.2	694,688	17.4
Agricultural business, including secured by farmland	225,603	5.8	204,142	5.2	213,753	5.3
One- to four-family real estate	676,928	17.4	599,169	15.1	561,043	14.0

Consumer	114,354	2.9	115,515	2.9	135,024	3.4
Consumer secured by one- to four- family real estate	188,204	4.8	175,646	4.5	139,423	3.5
Total consumer	302,558	7.7	291,161	7.4	274,447	6.9
Total loans outstanding	3,896,194	100.0%	3,961,408	100.0%	3,999,179	100.0%

Less allowance for loan losses	(95,183)		(75,197)		(58,846)

Total net loans outstanding at end of period	$3,801,011		$3,886,211		$3,940,333

Loans are net of unearned, unamortized loan fees or discounts of $9,752,000, $7,105,000, and $7,314,000, respectively, at September 30, 2009, December 31, 2008 and September 30, 2008.

The geographic concentration of our loans at September 30, 2009 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Other	Total

Commercial real estate
Owner occupied	$380,170	$59,793	$41,735	$--	$481,698
Investment properties	423,431	107,090	44,243	10,442	585,206
Multifamily real estate	127,882	12,823	8,800	3,327	152,832
Commercial construction	62,827	13,390	7,720	--	83,937
Multifamily construction	33,837	28,777	--	--	62,614
One- to four-family construction	133,319	129,552	14,548	--	277,419
Land and land development
Residential	149,953	131,034	41,043	--	322,030
Commercial	30,400	12,127	4,655	--	47,182
Commercial business	483,451	94,828	74,621	25,287	678,187
Agricultural business, including secured by farmland	105,119	55,488	64,963	33	225,603
One- to four-family real estate	470,912	169,564	33,205	3,247	676,928

Consumer	82,483	25,573	6,298	--	114,354
Consumer secured by one- to four-family real estate	134,214	40,073	13,416	501	188,204

Total loans outstanding	$2,617,998	$880,112	$355,247	$42,837	$3,896,194

Percent of total loans	67.2%	22.6%	9.1%	1.1%	100.0%

The geographic concentration of our land and land development loans at September 30, 2009 was as follows (dollars in thousands):

	Washington	Oregon	Idaho	Total

Residential
Acquisition and development	$73,491	$90,191	$17,940	$181,622
Improved lots	53,187	33,431	2,754	89,372
Unimproved land	23,275	7,412	20,349	51,036
Commercial and industrial
Acquisition and development	8,975	--	200	9,175
Improved land	9,906	10,643	--	20,549
Unimproved land	11,519	1,484	4,455	17,458
Total land and land development loans outstanding	$180,353	$143,161	$45,698	$369,212
Percent of total land and land development loans	48.8%	38.8%	12.4%	100.0%

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

The amount of impaired loans, net of any charge-offs recorded as a result of specific impairment analysis, and the related allocated reserve for loan losses were as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Loan amount	Allocated reserves	Loan amount	Allocated reserves

Impaired loans:
Nonaccrual	$240,399	$24,304	$186,978	$13,053
Accrual	58,050	1,134	23,635	1,195
	$298,449	$25,438	$210,613	$14,248

The Company originates both adjustable- and fixed-rate loans.  The maturity and repricing composition of those loans, less undisbursed amounts and deferred fees, were as follows (dollars in thousands):

	September 30 2009	December 31 2008	September 30 2008
Fixed-rate (term to maturity):
Due in one year or less	$158,037	$130,958	$113,469
Due after one year through three years	212,845	206,455	195,524
Due after three years through five years	240,487	246,897	254,646
Due after five years through ten years	147,342	157,621	164,257
Due after ten years	525,165	425,213	424,204
	$1,283,876	$1,167,144	$1,152,100
Adjustable-rate (term to rate adjustment):
Due in one year or less	$1,717,898	$1,912,755	$1,973,350
Due after one year through three years	382,274	402,482	390,174
Due after three years through five years	464,586	440,555	437,854
Due after five years through ten years	47,560	38,472	45,701
	2,612,318	2,794,264	2,847,079
	$3,896,194	$3,961,408	$3,999,179

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

Note 8:  ALLOWANCE FOR LOAN LOSSES

The following is a schedule of our allocation of the allowance for loan losses at the dates indicated (dollars in thousands):

	September 30 2009	December 31 2008	September 30 2008

Specific or allocated loss allowances:
Commercial real estate	$7,580	$4,199	$2,789
Multifamily real estate	89	87	103
Construction and land	49,829	38,253	21,932
One- to four-family real estate	2,304	752	511
Commercial business	20,906	16,533	23,085
Agricultural business, including secured by farmland	1,540	530	1,097
Consumer	1,758	1,730	2,935
Total allocated	84,006	62,084	52,452

Estimated allowance for undisbursed commitments	2,202	1,108	1,060
Unallocated	8,975	12,005	5,334
Total allowance for loan losses	$95,183	$75,197	$58,846

Allowance for loan losses as a percentage of total loans outstanding	2.44%	1.90%	1.47%

Allowance for loan losses as a percentage of non-performing loans	39%	40%	49%

An analysis of the changes in our allowance for loan losses is as follows (dollars in thousands):

	Quarters Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Balance, beginning of the period	$90,694	$58,570	$75,197	$45,827

Provision for loan losses	25,000	8,000	92,000	29,500

Recoveries of loans previously charged off:

Commercial real estate	--	1,530	--	1,530
Multifamily real estate	--	--	--	--
Construction and land	299	39	617	48
One- to four-family real estate	21	4	112	44
Commercial business	120	130	439	390
Agricultural business, including secured by farmland	6	610	28	618
Consumer	152	44	215	126
	598	2,357	1,411	2,756
Loans charged off:

Commercial real estate	--	--	--	(7)
Multifamily real estate	--	--	--	--
Construction and land	(16,614)	(7,567)	(56,321)	(13,616)
One- to four-family real estate	(856)	(220)	(3,128)	(411)
Commercial business	(3,060)	(1,889)	(9,292)	(4,439)
Agricultural business, including secured by farmland	--	(60)	(3,186)	(60)
Consumer	(579)	(345)	(1,498)	(704)
	(21,109)	(10,081)	(73,425)	(19,237)
Net (charge-offs) recoveries	(20,511)	(7,724)	(72,014)	(16,481)

Balance, end of the period	$95,183	$58,846	$95,183	$58,846

Net loan charge-offs to average outstanding loans during the period	0.53%	0.19%	1.83%	0.42%

Note 9:  GOODWILL AND OTHER INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

Goodwill and Other Intangible Assets:  At September 30, 2009, intangible assets consist primarily of core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Prior to December 31, 2008, intangible assets also included goodwill, which represented the excess of the purchase price over the fair value of net assets acquired in several business combinations accounted for under the purchase method.

Goodwill is not amortized but is reviewed annually for impairment.  During 2008, we engaged an independent valuation consultant to review goodwill for impairment and, as a result of the significant decline in the Company’s stock price and market capitalization over the course of 2008 and in conjunction with similar declines in the value of most financial institutions and the ongoing disruption in related financial markets, we wrote off all previously recognized goodwill.  We amortize core deposit intangibles over their estimated useful life and review them at least annually for events or circumstances that could impact their recoverability.  The core deposit intangible assets shown in the table below represent the value ascribed to the long-term deposit relationships acquired in three separate bank acquisitions during 2007.  These intangible assets are being amortized using an accelerated method over estimated useful lives of eight years.  The core deposit intangible assets are not estimated to have a significant residual value.  Other intangible assets are amortized over their useful lives and are also reviewed for impairment.

The following table summarizes the changes in the Company’s goodwill and other intangibles for the nine months ended September 30, 2008 and 2009 (dollars in thousands):

	Goodwill	Core Deposit Intangibles	Other	Total

Balance, December 31, 2007	$121,108	$16,529	$17	$137,654
Adjustments related to 2007 acquisitions	12	--	--	12
Amortization	--	(2,151)	(2)	(2,153)
Impairment write-off	(50,000)	--	--	(50,000)
Balance, September 30, 2008	$71,120	$14,378	$15	$85,513

	Goodwill	Core Deposit Intangibles	Other	Total
Balance, December 31, 2008	$--	$13,701	$15	$13,716
Additions through acquisitions	--	--	--	--
Amortization	--	(1,997)	(1)	(1,998)
Impairment write-off	--	--	--	--
Balance, September 30, 2009	$--	$11,704	$14	$11,718

Estimated annual amortization expense with respect to existing intangibles as of September 30, 2009 (dollars in thousands) is as follows:

	Core Deposit
Year Ended	Intangibles	Other	Total
December 31, 2009	$2,644	$2	$2,646
December 31, 2010	2,459	2	2,461
December 31, 2011	2,276	2	2,278
December 31, 2012	2,092	2	2,094
December 31, 2013	1,908	2	1,910
Thereafter	2,322	5	2,327
Net carrying amount	$13,701	$15	$13,716

Mortgage Servicing Rights:  Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of loans.  Generally, purchased servicing rights are capitalized at the cost to acquire the rights.  For sales of mortgage loans, servicing rights are capitalized at fair value.  Fair value is based on market prices for comparable mortgage servicing contracts.  Capitalized servicing rights are reported in other assets and are amortized as a charge or reduction of other operating income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

An analysis of our mortgage servicing rights for the periods ended September 30, 2009 and 2008 is presented below (dollars in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008
Balance, beginning of the period	$5,364	$2,919	$3,554	$2,807
Amounts capitalized	1,149	345	4,430	989
Amortization*	(415)	(176)	(1,586)	(708)
Impairment	--	--	(300)	--

Balance, end of the period	$6,098	$3,088	$6,098	$3,088

*Amortization of mortgage servicing rights is recorded as a reduction of loan servicing income and includes any remaining unamortized balance, which is written off if the loan repays in full.

Loans serviced for others totaled $506,213,000 and $357,202,000 at September 30, 2009 and 2008, respectively.  Mortgage servicing rights as a percentage of total loans serviced for others was 1.20% and 0.82%, respectively, for the same time periods.

Note 10:  DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Deposits consist of the following at September 30, 2009 and 2008 and December 31, 2008 (dollars in thousands):

	September 30 2009		December 31 2008		September 30 2008
Deposits:	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Non-interest-bearing accounts	$546,956	14.2%	$509,105	13.5%	$521,927	13.8%
Interest-bearing checking	329,820	8.5	378,952	10.0	373,496	9.9
Regular savings accounts	521,663	13.5	474,885	12.6	519,285	13.7
Money market accounts	454,063	11.8	284,041	7.5	193,840	5.1
Total transaction and saving accounts	1,852,502	48.0	1,646,983	43.6	1,608,548	42.5

Certificates which mature or reprice:
Within 1 year	1,562,733	40.5	1,542,925	40.8	1,609,327	42.5
After 1 year, but within 3 years	407,160	10.5	542,735	14.4	522,454	13.8
After 3 years	38,780	1.0	46,207	1.2	50,537	1.2
Total certificate accounts	2,008,673	52.0	2,131,867	56.4	2,182,318	57.5

Total	$3,861,175	100.0%	$3,778,850	100.0%	$3,790,866	100.0%

Deposits at September 30, 2009, December 31, 2008 and September 30, 2008 included public funds of $143,552,000, $393,317,000 and $396,209,000, respectively.  Securities with a carrying value of $93,842,000, $48,245,000 and $52,204,000 were pledged as collateral on these deposits at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.  The pledged securities were sufficient to meet the minimum collateral requirements established by state regulations at each date (see Note 21 of the Notes to the Consolidated Financial Statements in our Annual Report filed on Form 10-K for the year ended December 31, 2008).

Deposits at September 30, 2009, December 31, 2008 and September 30, 2008 also included brokered deposits of $186,087,000, $268,458,000 and $243,723,000, respectively.

Geographic Concentration of Deposits at September 30, 2009	Washington	Oregon	Idaho	Total

	$2,998,259	$599,166	$263,750	$3,861,175

In addition to deposits, we also offer retail repurchase agreements which are customer funds that are primarily associated with sweep account arrangements tied to transaction deposit accounts.  While we include these collateralized borrowings in other borrowings reported in our Consolidated Statements of Financial Condition, these accounts primarily represent customer utilization of our cash management services and related deposit accounts.  The following table presents customer repurchase agreement balances as of September 30, 2009 and 2008 and December 31, 2008 (dollars in thousands):

	September 30 2009	December 31 2008	September 30 2008

Retail Repurchase Agreements	$124,795	$145,230	$103,496

Note 11:  FAIR VALUE ACCOUNTING AND MEASUREMENT

We have elected to record certain assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The GAAP standard (ASC 820) establishes a consistent framework for measuring fair value and disclosure requirements about fair value measurements.  Among other things, the standards require us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our estimates for market assumptions.  These two types of inputs create the following fair value hierarchy:

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

•
The securities assets primarily consist of U.S. Government Agency obligations, municipal bonds, corporate bonds—including certain trust preferred securities—mortgage-backed securities, equity securities and certain other financial instruments. At December 31, 2008 and September 30, 2009, management used inputs from each of the three fair value hierarchy levels to value these assets.  The Level 1 measurements are based upon quoted prices in active markets.  The Level 2 measurements are generally based upon a matrix pricing model from an investment reporting and valuation service.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Level 3 measurements are based primarily on unobservable inputs.  In 2008 and continuing in 2009, the lack of active markets and market participants for certain securities resulted in an increase in Level 3 measurements.  In developing Level 3 measurements, management incorporates whatever market data might be available and uses discounted cash flow models where appropriate.  These calculations include projections of future cash flows, including appropriate default and loss assumptions, and market based discount rates.

At December 31, 2008 and September 30, 2009, the disrupted financial markets made it especially difficult to determine the fair value of certain types of securities.  As of September 30, 2009, we owned approximately $41.9 million in current face value of collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts and insurance companies (TRUP CDOs).  The market for these securities, beginning in the third quarter of 2008 and continuing through September 30, 2009, was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as almost no new TRUP CDOs have been issued since 2007.  There are currently very few market participants who are willing and/or able to transact for these securities.  Thus, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issuer.

Given these conditions in the debt markets and the absence of observable transactions in the secondary and new issue markets, management determined that for TRUP CDOs:

•	The few observable transactions and market quotations that were available are not reliable for purposes of determining fair value at December 31, 2008 and September 30, 2009,

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

•	The Company’s TRUP CDOs are classified within Level 3 of the fair value hierarchy because of the significant assumptions required to determine fair value at the measurement date.

The TRUP CDO valuations were prepared by an independent third party.  Its approach to determining fair value involved the following steps:

1.	The credit quality of the collateral was estimated using average risk-neutral probability of default values for each industry (i.e., banks, REITs and insurance companies were evaluated separately).

2.	Asset defaults were then generated taking into account both the probability of default of the asset and an assumed level of correlation among the assets.

3.	A higher level of correlation was assumed among assets from the same industry (e.g., banks with other banks) than among those from different industries.

4.	The loss given default was assumed to be 95% (i.e., a 5% recovery).

5.	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.

6.	The calculations were modeled in several thousand scenarios using a Monte Carlo engine.

7.
The expected cash flows for each scenario were discounted at the risk-free rate plus 300 basis points for illiquidity (200 basis points for periods ending June 30, 2009 or earlier) to calculate the present value of the security.

8.	The average of the calculated present values for each scenario was used for valuation purposes.

Management reviewed the valuation methodology and assumptions used by the independent third party providers, determined that with respect to performing securities the fair value estimates were reasonable and utilized those estimates in our reported financial statements.  However, beginning with the quarter ended June 30, 2009 and continuing with the quarter ended September 30, 2009, for two securities for which we currently are not receiving any cash payments, management elected to override reduce the third party fair value estimates and to reflect the fair value of these securities at zero.

At December 31, 2008 and September 30, 2009, we also directly owned approximately $35.0 million in current face value of trust preferred securities (TPS) issued by five individual financial institutions for which no market data or independent valuation source is available.  Similar to the discussion of TRUP CDOs above, there were too few, if any, issuances of new TPS securities or sales of existing TPS securities to provide Level 1 or even Level 2 fair value measurements.  Management, therefore, utilized a discounted cash-flow model to calculate the present value of each security’s expected future cash flows to determine their respective fair values. Management took into consideration what little market data was available regarding discount rates, but concluded that most of the available information represented dated transactions and/or was not representative of active market transactions.  Since these five TPS securities are also concentrated in the financial institutions sector, which continues to be under extreme pricing pressure at September 30, 2009, management applied credit factors to differentiate these issues based upon its judgment of the risk profile of the various issuers.  These credit factors were then incorporated into the model at September 30, 2009, and discount rates equal to three-month Libor plus 700 to 900 basis points were used to calculate the respective fair values of these securities.  Additionally, in the third quarter, based on its credit analysis, management determined that collection of one specific TPS was highly unlikely and therefore elected to write off the balance of that security.

•
Fair valuations for FHLB advances are estimated using fair market values provided by the lender, the FHLB of Seattle.  The FHLB of Seattle prices advances by discounting the future contractual cash flows for individual advances using its current cost of funds curve to provide the discount rate.  Management considers this to be a Level 2 input method.

•
The fair valuations of junior subordinated debentures (TPS debt) were valued using discounted cash flows to maturity or to the next available call date, if based upon the current interest rate and credit market environment it was considered likely that we would elect early redemption.  The majority, $98 million, of these debentures carry interest rates that reset quarterly, using the three-month LIBOR index plus spreads of 1.38% to 3.35%.  The remaining $26 million issue has a current interest rate of 6.56%, which is fixed through December 2011 and then resets quarterly to equal three month LIBOR plus a spread of 1.62%.  In valuing the debentures at September 30, 2009, management evaluated discounted cash flows to maturity and for the discount rate used the September 30, 2009 three-month LIBOR plus 800 basis points.  At December 31, 2008, the cash flows were valued using a discount rate equal to three-month LIBOR plus 700 basis points.  While the quarterly reset of the index on this debt would seemingly keep it close to market values, the disparity in the fixed spreads above the index and the inability to determine realistic current market spreads, due to lack of new issuances and trades, resulted in having to rely more heavily on assumptions about what spread would be appropriate if market transactions were to take place.  In periods prior to September 30, 2008, the discount rate used was based on recent issuances or quotes from brokers on the date of valuation for comparable bank holding companies and was considered to be a Level 2 input method.  However, as noted above in the discussion of pricing trust preferred securities (TRUP CDOs), due to the unprecedented disruption of certain financial markets, management concluded that there were insufficient transactions or other indicators to continue to reflect these measurements as Level 2 inputs.  Due to this reliance on assumptions and not on directly observable transactions, management considers this to now be a Level 3 input method.

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009

	Total		Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale	$74,527			$74,527
Securities—trading	167,944		$5,404	153,364	$9,176
	$242,471		$5,404	$227,891	$9,176

Liabilities
Advances from FHLB at fair value	$255,806		$--	$255,806	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	47,859	-	--	--	47,859

	$303,665		$--	$255,806	$47,859

	December 31, 2008

	Total	Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale	$53,272		$53,272
Securities—trading	203,902	$4,152	163,455	$36,295
	$257,174	$4,152	$216,727	$36,295

Liabilities
Advances from FHLB at fair value	$111,415	$--	$111,415	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	61,776	--	--	61,776

	$173,191	$--	$111,415	$61,776

The following tables summarize the fair value gain or (loss) recorded for the quarter and year-to-date periods for September 30, 2009 and 2008 (dollars in thousands):

	September 30, 2009
	Fair value gain (loss) quarter to date		Fair value gain (loss) year to date
	Recognized in other operating income	Recognized as other comprehensive income	Recognized in other operating income	Recognized as other comprehensive income

Assets:
Securities—available-for-sale		$641		$131
Securities—trading	$2,790		$(2,093)
	$2,790	$641	$(2,093)	$131

Liabilities
Advances from FHLB at fair value	$139	$--	$605	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	1,704	--	13,917	--

	$1,843	$--	$14,522	$--

Total fair value gains (losses), net	$4,633	$641	$12,429	$131

	September 30, 2008
	Fair value gain (loss) quarter to date		Fair value gain (loss) year to date
	Recognized in other operating income	Recognized as other comprehensive income	Recognized in other operating income	Recognized as other comprehensive income

Assets:
Securities—available-for-sale		$13		$41
Securities—trading	$(6,309)		$(16,279)
	$(6,309)	$13	$(16,279)	$41

Liabilities
Advances from FHLB at fair value	$253	$--	$(235)	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--		11,930

	$253	$--	$11,695	$--

Total fair value gains (losses), net	$(6,056)	$13	$(4,584)	$41

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarter ended September 30, 2009:

	September 30, 2009
	(dollars in thousands)
	Investments— trust preferred securities	Borrowings— junior subordinated debentures

Beginning balance	$30,490	$49,563

Total gains or losses recognized
Assets gains (losses)	(21,314)
Liabilities (gains) losses		(1,704)
Purchases, issuances and settlements
Transfers in and/or out of Level 3
Ending balance	$9,176	$47,859

The Company has elected to continue to recognize the interest income and dividends from the securities reclassified to fair value as a component of interest income as was done in prior years when they were classified as available for sale.  Interest expense related to the FHLB advances and junior subordinated debentures continues to be measured based on contractual interest rates and reported in interest expense.  The change in fair market value of these financial instruments has been recorded as a component of other operating income.

Items Measured at Fair Value on a Non-recurring Basis:

In 2008 our goodwill was analyzed for potential impairment and was subsequently written down completely by a charge to earnings of $50.0 million during the quarter ended June 30, 2008 and an additional charge of $71.1 million during the quarter ended December 31, 2008.  Throughout 2008, we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired.  The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and inputs from comparable transactions.  In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity.  These valuation inputs are considered to be Level 2 and 3 inputs.

In accordance with the provisions of the accounting standards for fair value measurements and disclosures, as of September 30, 2009, impaired loans with an initial carrying value of $336 million were written down to their fair value of $298 million by recording charges of $38 million to the allowance for loan losses.  Impaired loans are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Most of our impaired loans are collateral dependent and, accordingly, we measure such loans based on the fair value of the collateral.  Fair value of the loan’s collateral is determined by appraisals or independent valuation, or internal valuations based on appraisals or other independent valuations combined with other market data which is then adjusted for the cost related to liquidation of the collateral.  These valuation inputs are considered to be Level 2 and 3 inputs.

Real estate owned held for sale, net and other foreclosed assets are recorded when the Company receives a long-lived asset, such as real estate, from a borrower in full or partial satisfaction of a loan.  The long-lived asset is considered to be held for sale and, prior to the transfer from loans, its carrying value is reduced to its fair value less cost to sell.  This fair value (less cost to sell) becomes the “cost” of the foreclosed asset which is subsequently reported at the lower of cost or fair value.  Fair value of the foreclosed asset is determined by appraisals or independent valuation, which is then adjusted for the estimated cost to sell it.  These valuation inputs are considered to be Level 2 and 3 inputs.  The individual carrying values of these assets are reviewed for impairment at least annually and any additional impairment charges are expensed to operations.  For the quarter ended September 30, 2009, we recognized $1.5 million of additional impairment charges related to these types of assets.

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

Certain non-financial assets are also measured at fair value on a non-recurring basis.  These assets primarily consist of intangible assets and other non-financial long-lived assets which are measured at fair value for periodic impairment assessments.  The following table presents the fair value measurement of assets and liabilities measured at fair value on a non-recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$298,449	--	--	$298,449
Mortgage servicing rights	6,098	--	--	6,098
Other real estate owned	53,576	--	--	53,576
Core deposit intangibles	11,704	--	--	11,704

	December 31, 2008
	Fair Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$210,613	--	--	$210,613
Mortgage servicing rights	3,554	--	--	3,554
Other real estate owned	21,782	--	--	21,782
Core deposit intangibles	13,701	--	--	13,701

Fair Values of Financial Instruments:

The following table presents estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008, whether or not recognized or recorded in the consolidated balance sheets.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of financial instruments is as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Assets:
Cash and due from banks	$331,154	$331,154	$102,750	$102,750
Securities—trading	167,944	167,944	203,902	203,902
Securities—available-for-sale	74,527	74,527	53,272	53,272
Securities—held-to-maturity	76,630	79,266	59,794	60,530
Loans receivable held for sale	4,781	4,835	7,413	7,540
Loans receivable	3,796,230	3,643,731	3,878,798	3,758,691
FHLB stock	37,371	37,371	37,371	37,371
Bank-owned life insurance (BOLI)	54,037	54,037	52,680	52,680
Mortgage servicing rights	6,098	6,481	3,554	2,906

Liabilities:
Demand, NOW and money market accounts	1,330,839	1,354,780	1,172,098	1,190,712
Regular savings	521,663	543,947	474,885	493,802
Certificates of deposit	2,008,673	2,028,976	2,131,867	2,165,127
FHLB advances at fair value	255,806	255,806	111,415	111,415
Junior subordinated debentures at fair value	47,859	47,859	61,776	61,776
Other borrowings	174,770	174,382	145,230	144,933

Off-balance-sheet financial instruments:
Commitments to originate loans	362	362	62	62
Commitments to sell loans	(362)	(362)	(62)	(62)

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

Commitments:  Commitments to sell loans with notional balances of $41,450,000 and $42,896,000 at September 30, 2009 and December 31, 2008, respectively, have a carrying value of $362,000 and $62,000, representing the fair value of such commitments.  Interest rate lock commitments to originate loans held for sale with notional balances of $41,450,000 and $42,896,000 at September 30, 2009 and December 31, 2008, respectively, have a carrying value of ($362,000) and ($62,000).  The fair value of commitments to sell loans and of interest rate locks reflect changes in the level of market interest rates from the date of the commitment or rate lock to the date of our financial statements.  Other commitments to fund loans totaled $764,926,000 and $1,220,360,000 at September 30, 2009 and December 31, 2008, respectively, and have a carrying value of $0 at both dates, representing the cost of such commitments.  There are no commitments to purchase securities at September 30, 2009 or December 31, 2008.  There were no commitments to sell securities at September 30, 2009 or December 31, 2008.

Interest Rate Swaps:  Interest rate swaps with notional balances of $21,485,000 and $23,014,000 at September 30, 2009 and December 31, 2008, respectively, have a carrying value of $3,075,000 and $4,642,000, respectively.  The fair value of the derivative instrument is estimated using quoted or published market prices for similar instruments.

Limitations: The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Note 12:  INCOME TAXES AND DEFERRED TAXES

The Company and its wholly-owned subsidiaries file consolidated U.S. federal income tax returns, as well as state income tax returns in Oregon and Idaho.  The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2006, 2007 and 2008.

Income taxes are accounted for using the asset and liability method.  Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company’s income tax returns.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Company adopted revised accounting standards for Income Taxes.  The standard, ASC 740, provides guidance related to the accounting for uncertainty in income taxes.  Adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.  The revisions prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the de-recognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition.  The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying condensed consolidated balance sheet) of approximately $41.8 million and $34.3 million, respectively.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  After adjusting our cumulative income for a non-recurring goodwill impairment charge, we were in a cumulative income position.

Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2009 will be fully realized and, therefore, no valuation allowance was recorded.  However, the Company can give no assurance that in the future its deferred tax asset will not be impaired since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors.

Note 13:  CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING FOR EARNINGS (LOSS) PER SHARE (EPS)

The following table reconciles basic to diluted weighted shares outstanding used to calculate earnings per share data dollars and shares (in thousands):

	Quarters Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008

Net income (loss)	$(6,448)	$(991)	$(32,222)	$(49,462)
Preferred stock dividend accrual	1,550	--	4,650	--
Preferred stock discount accretion	373	--	1,119	--
Net income (loss) available to common shareholders	$(8,371)	$(991)	$(37,991)	$(49,462)

Basic weighted average shares outstanding	19,023	16,403	17,983	16,025
Plus MRP, common stock option and common stock warrants considered outstanding for diluted EPS	4	--	3	42
Less dilutive shares not included as they are anti-dilutive for
calculations of loss per share	(4)	--	(3)	(42)
	19,023	16,403	17,983	16,025

Earnings (loss) per common share
Basic	$(0.44)	$(0.06)	$(2.11)	$(3.09)
Diluted	$(0.44)	$(0.06)	$(2.11)	$(3.09)

Note 14:  STOCK-BASED COMPENSATION PLANS AND STOCK OPTIONS

The Company operates the following stock-based compensation plans as approved by the shareholders:  the 1996 Management Recognition and Development Plan (MRP), a restricted stock plan; and the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2001 Stock Option Plan (collectively, SOPs).  Authority to grant awards under the 1996 MRP and 1996 and 1998 SOPs has expired and, as of September 30, 2009, there were only 40,195 options eligible for grants under the 2001 SOP.  We did not make any grants under any of these plans in the year ended December 31, 2008 or the nine months ended September 30, 2009.  Stock based compensation costs related to the MRP and SOPs were $32,000 and $53,000 for the quarters ended September 30, 2009 and 2008, respectively, and $131,000 and $266,000 for the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, there were options for 555,149 shares outstanding with a weighted average exercise price of $20.71 per share and a weighted average remaining contractual term of 3.4 years.  None of the options had any intrinsic value on that date.  The Company had $108,000 of total unrecognized compensation costs related to stock options and $10,000 related to the MRP at September 30, 2009 that are expected to be recognized over the remaining contractual term of the underlying grants.

Banner Corporation Long-Term Incentive Plan:  In June 2006, the Board of Directors adopted the Banner Corporation Long-Term Incentive Plan effective July 1, 2006.  The Plan is an account-based type of benefit, the value of which is directly related to changes in the value of Company common stock, dividends declared on the Company common stock and changes in Banner Bank’s average earnings rate, and for accounting purposes is considered a stock appreciation right (“SAR”).  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted plus the dividends declared on the stock from the date of grant to the date of vesting.  On April 27, 2008, the Board of Directors amended the Plan and also authorized the repricing of certain awards to non-executive officers based upon the price of Banner common stock three business days following the public announcement of the Company’s earnings for the quarter ended March 31, 2008.  The primary objective of the Plan is to create a retention incentive by allowing officers who remain with the Company or the Banks for a sufficient period of time to share in the increases in the value of Company stock.  Detailed information with respect to the Plan and the amendments to the Plan were disclosed on Forms 8-K filed with SEC on July 19, 2006 and May 6, 2008.  The accounting standards require us to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  We recognized compensation expense of $0 and $148,000, respectively, for the quarters ended September 30, 2009 and 2008, and $16,000 and $63,000, respectively, for the nine months ended September 30, 2009 and 2008 related to the change in the fair value of SARs and additional vesting during the period.

Note 15:  COMMITMENTS AND CONTINGENCIES

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument from commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.  As of September 30, 2009, outstanding commitments for which no liability has been recorded consist of the following:

Contract or Notional Amount (in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial, construction or land development	$102,681
Revolving open-end lines secured by 1-4 family residential properties	120,080
Credit card lines	60,245
Other, primarily business and agricultural loans	472,429
Real estate secured by one- to four-family residential properties	41,450
Standby letters of credit and financial guarantees	9,491

Total	$806,376

Commitments to sell loans secured by one- to four-family residential properties	$41,450

Interest rate swaps notional amount	$21,492

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other portions of this report on Form 10-Q contain certain forward-looking statements concerning our future operations.  Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement so that we may rely on the protections of such safe harbor with respect to all forward-looking statements contained in this report and our Annual Report on form 10-K for the year ended December 31, 2008.  We have used forward-looking statements to describe future plans and strategies, including expectations of our future financial results.  Our ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, which may be affected by further deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans and in real estate values in our market areas; fluctuations in agricultural commodity prices, crop yields and weather conditions; our ability to control operating costs and expenses, including further FDIC insurance premiums and possible shared-risk assessments for Washington and Oregon public funds deposits; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect or result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; our ability to successfully implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; changes as a result of regulatory exams and/or agreements with the regulators; inability of key third-party providers to perform their obligations to us; our ability to pay dividends; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Banner Corporation and its consolidated subsidiaries.

Executive Overview

We are a bank holding company incorporated in the State of Washington and own two subsidiary banks, Banner Bank and Islanders Bank.  Banner Bank is a Washington-chartered commercial bank that conducts business from its main office in Walla Walla, Washington and, as of September 30, 2009, its 85 branch offices and eight loan production offices located in Washington, Oregon and Idaho.  Islanders Bank is also a Washington-chartered commercial bank and conducts its business from three locations in San Juan County, Washington.  As of September 30, 2009, we had total consolidated assets of $4.8 billion, total loans of $3.8 billion, total deposits of $3.9 billion and total stockholders’ equity of $407 million.

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

Deteriorating economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and continued in the first nine months of 2009 have presented an unusually challenging environment for banks and their holding companies, including Banner Corporation.  This has been particularly evident in our need to provide for credit losses during this period at significantly higher levels than our historical experience and has also affected our net interest income and other operating revenues.  As a result of these factors, for the quarter ended September 30, 2009, we had a net loss of $6.5 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss of $8.4 million, or ($0.44) per diluted share, to common shareholders compared to a net loss of $991,000, or ($0.06) per diluted share, for the same quarter one year ago.  Our provision for loan losses was $25.0 million for the quarter ended September 30, 2009, which was significantly less than the $45 million provision recorded in the immediately preceding quarter, but does represent an increase of $17.0 million compared to the same quarter in the prior year.  Similar to recent quarters, the significant provision for loan losses in the current quarter reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  Housing markets remained weak in many of our primary services areas, resulting in the elevated level of delinquencies and non-performing assets, further deterioration in property values, particularly for residential land and building lots, and the need to provide for additional anticipated losses.  By contrast, other non-housing related segments of the loan portfolio, while showing signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  Throughout 2008 and all three quarters of 2009, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the further reduction in our exposure to residential construction loans and the slowdown in the surfacing of new problem assets, looking forward, we anticipate our credit costs will remain elevated for the balance of 2009.  (See Note 8, Allowance for Loan Losses, as well as “Asset Quality” below.)  Similar to recent quarters, the current quarter’s results also include significant adjustments for the valuation of financial instruments carried at fair value and the valuation adjustments of certain instruments continue to reflect disrupted financial markets, particularly for capital securities issued by financial institutions.  The net effect of these adjustments was a gain of $4.6 million ($3.0 million after tax).  (See Note 10, Fair Value Accounting and Measurement.)

Aside from the level of loan loss provision and fair value adjustments, our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, consisting of loans and investment securities, and interest expense on interest-bearing liabilities, composed primarily of customer deposits and borrowings.  Net interest income is primarily a function of our interest rate spread, which is the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as a function of the average balances of interest-earning assets and interest-bearing liabilities.  As more fully explained below, our net interest income before provision for loan losses decreased by $1.3 million for the quarter ended September 30, 2009 to $36.4 million compared to $37.7 million for the same quarter in the prior year, primarily as a result of a contraction in our net interest margin as asset yields have declined sharply over the past two years in response to the Federal Reserve’s monetary policy actions designed to dramatically lower short-term interest rates.  Further, increased delinquencies and the resulting increased levels of non-accrual loans and other non-performing assets have had an adverse impact on our net interest margin, as well as on the amount of our loan loss provision.  Nonetheless, by comparison to the first two quarters of this year, net interest income and the net interest margin improved modestly as declining interest expense on deposits has contributed to lower funding costs.

Our net income also is affected by the level of our other operating income, including deposit fees and service charges, loan origination and servicing fees, and gains and losses on the sale of loans and securities, as well as our operating expenses and income tax provisions.  Other operating income, excluding the fair value adjustments, increased by $784,000, or 10%, to $8.8 million for the quarter ended September 30, 2009 from $8.0 million for the same quarter in the prior year, primarily as a result of increased gain on the sale of loans from mortgage banking operations somewhat offset by a reduction in loan servicing fees.  Revenues (net interest income before the provision for loan losses plus other operating income), excluding fair value adjustments, decreased $546,000 to $45.2 million for the quarter ended September 30, 2009, compared to $45.7 million for the quarter ended September 30, 2008, as the increased non-interest revenues were not sufficient to offset the decrease in net interest income.  Other operating expenses were $36.6 million for the quarter ended September 30, 2009, an increase from $34.0 million, for the same quarter in the prior year.  The current quarter’s expenses reflect significantly increased deposit insurance expense, elevated costs associated with problem loan collection activities including professional services and charges related to real estate owned, and increased advertising, which were generally offset by reductions in compensation, occupancy, payment and card processing and miscellaneous expenses.

As noted above, in the quarter ended September 30, 2009, our net income included a $4.6 million net gain in the valuation of the selected financial assets and liabilities we record at fair value.  The fair value adjustment resulted in a reduction of $3.0 million (net after tax), or $0.16 per share (diluted), to the net loss reported for the quarter ended September 30, 2009.  By comparison, the $6.1 million fair value loss for the same quarter one year earlier resulted in a net loss of $3.9 million (net after tax), or ($0.24) per share (diluted).  Excluding the net fair value adjustments, the net loss from core operations was $9.4 million ($11.3 million available to common shareholders) for the quarter ended September 30, 2009, compared to a net gain from core operations of $2.9 million for the quarter ended September 30, 2008.  Earnings or loss from core operations and other earnings information excluding the change in valuation of financial instruments carried at fair value and goodwill impairment charges represent non-GAAP financial measures.  Management has presented these non-GAAP financial measures in this discussion and analysis because it believes that they provide useful and comparative information to assess trends in our core operations.  Where applicable, we have also presented comparable earnings information using GAAP financial measures.  The decrease in earnings from core operations primarily reflects the increased loan loss provisioning, narrower net interest margin, higher FDIC insurance charges and increased collection costs.

We offer a wide range of loan products to meet the demands of our customers.  Historically, our lending activities have been primarily directed toward the origination of real estate and commercial loans.  Real estate lending activities have been significantly focused on residential construction and first mortgages on owner occupied, one- to four-family residential properties; however, over the past two years our origination of construction and land development loans has declined materially and the proportion of the portfolio invested in these types of loans has declined.  By contrast, for the first three quarters of 2009, residential mortgage loan originations have significantly increased, primarily reflecting the impact of exceptionally low interest rates on the demand for loans to refinance existing debt, although loans to finance home purchases also increased in the two most recent quarters.  Our real estate lending activities have also included the origination of multifamily and commercial real estate loans.  Our commercial business lending has been directed toward meeting the credit and related deposit needs of various small- to medium-sized business and agri-business borrowers operating in our primary market areas.  Reflecting the slowing economy, in recent periods demand for these types of commercial business loans has been weak; however, total outstanding balances have remained nearly unchanged.  We have also increased our emphasis on consumer lending, although demand for consumer loans also has been modest in recent quarters.  Still, the portion of the loan portfolio invested in consumer loans has increased and is now nearly 8% of total loans.  While continuing our commitment to residential lending, including our mortgage banking activities, we expect commercial lending (including commercial real estate, commercial business and agricultural loans) and consumer lending to become increasingly more important activities for us.  By contrast, we anticipate residential construction and related land development lending, which at September 30, 2009 represented 16% of the loan portfolio, compared to 22% a year earlier, will continue to be restrained by market conditions for the foreseeable future, as well as by our efforts to reduce our concentration in this type of lending, with balances continuing to decline for a number of quarters.

Deposits, customer retail repurchase agreements and loan repayments are the major sources of our funds for lending and other investment purposes.  We compete with other financial institutions and financial intermediaries in attracting deposits.  There is strong competition for transaction balances and savings deposits from commercial banks, credit unions and nonbank corporations, such as securities brokerage companies, mutual funds and other diversified companies, some of which have nationwide networks of offices.  Much of the focus of our recent branch expansion, relocations and renovation has been directed toward attracting additional deposit customer relationships and balances.  The long-term success of our deposit gathering activities is reflected not only in the growth of deposit balances, but also in increases in the level of deposit fees, service charges and other payment processing revenues compared to periods prior to that expansion.  For the nine months ended September 30, 2009, our deposit balances increased modestly despite our decision to significantly reduce our exposure to public funds deposits, as the new higher collateralization requirements and the shared risk exposure under Washington and Oregon state regulations have made retaining these deposits less desirable than in the past.  Excluding the effect of public deposits, retail deposit growth for the quarter ended September 30, 2009 was very strong and payment processing revenues continued to improve from a more modest level in the preceding two quarters as customer relationships and transaction activity increased.

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

Interest Income: (Note 7) Interest on loans and securities is accrued as earned unless management doubts the collectability of the asset or the unpaid interest.  Interest accruals on loans are generally discontinued when loans become 90 days past due for payment of interest and the loans are then placed on nonaccrual status.  All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status.  For any future payments collected, interest income is recognized only upon management’s assessment that there is a strong likelihood that the full amount of a loan will be repaid or recovered.  A loan may be put on nonaccrual status sooner than this policy would dictate if, in management’s judgment, the interest may be uncollectable.  While less common, similar interest reversal and nonaccrual treatment is applied to investment securities if their ultimate collectability becomes questionable.

Provision and Allowance for Loan Losses: (Note 8) The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.  We maintain an allowance for loan losses consistent in all material respects with the GAAP guidelines outlined in ASC 450, Contingencies.  We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans.  We increase our allowance for loan losses by charging provisions for probable loan losses against our income and value impaired loans consistent with the accounting guidelines outlined in ASC 310, Receivables.

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

Fair Value Accounting and Measurement: (Note 11)  We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures.  We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition.  Additionally, for financial instruments not recorded at fair value we disclose, where appropriate, our estimate of their fair value.

The accounting standards define fair value, establish a consistent framework for measuring fair value and expand disclosure requirements about fair value measurements.  Fair value is defined as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between willing market participants at the measurement date.  Among other things, the standards require us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  These two types of inputs create the following fair value hierarchy:

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

In accordance with the standards, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  However, in certain instances, when market observable inputs are not available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instruments.  In addition, changes in market conditions may reduce the availability of quoted prices or other observable inputs, requiring a change in the method, judgments and assumptions used to estimate fair value for specific instruments from that which was used in prior periods.  The disruption of certain financial markets and lack of meaningful transaction activity for certain securities beginning in 2008 and continuing in the first three quarters of 2009 has made estimating fair values more difficult and less reliable than in prior years.

Goodwill and Other Intangible Assets: (Notes 9 and 11)  Goodwill and other intangible assets consists primarily of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the purchase method, and core deposit intangibles (CDI), which are amounts recorded in business combinations or deposit purchase transactions related to the value of transaction-related deposits and the value of the customer relationships associated with the deposits.  Prior to December 31, 2008, the largest component of our intangible assets was goodwill which arose from business combinations completed in previous periods.  However, for the year ended December 31, 2008, we recorded $121.1 million of impairment charges, which eliminated all of the goodwill previously carried in our Consolidated Statements of Financial Condition.  The other major component of our intangible assets is core deposit intangibles, which is the value ascribed to the long-term deposit relationships arising from acquisitions.  Core deposit intangibles are being amortized on an accelerated basis over a weighted average estimated useful life of eight years.  These assets are reviewed at least annually for events or circumstances that could impact their recoverability.  These events could include loss of the underlying core deposits, increased competition or adverse changes in the economy.  To the extent other identifiable intangible assets are deemed unrecoverable, impairment losses are recorded in other non-interest expense to reduce the carrying amount of the assets.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General.  Total assets increased $204 million, or 4%, from $4.584 billion at December 31, 2008, to $4.788 billion at September 30, 2009.  Net loans receivable (gross loans less loans in process, deferred fees and discounts, and allowance for loan losses) decreased $85 million, or 2%, from $3.886 billion at December 31, 2008, to $3.801 billion at September 30, 2009.  The contraction in net loans was largely due to decreases of $143 million in one- to four-family construction loans and $94 million in land and land development loans, as well as a decrease of $21 million in commercial construction loans.  These changes were partially offset by increases of $78 million in one- to four-family mortgage loans, $53 million in commercial real estate loans, $29 million in multi-family construction loans and $21 million agricultural business loans.  We continue to maintain a significant, although decreasing, investment in construction and land loans; however, new production of these types of loans during the past two years has declined appreciably and is expected to remain modest for the foreseeable future.  As a result of the much slower pace of new originations and continuing payoffs on existing loans, loans to finance the construction of one- to four-family residential real estate, which totaled $277 million at September 30, 2009, have decreased by $378 million, or 58%, since their peak quarter-end balance of $655 million at June 30, 2007, including a decrease of $205 million over the last twelve months.  In addition, land and development loans have decreased by $109 million, or 22%, compared to their peak quarter-end balances at March 31, 2008.  Given the current housing and economic environment and our reduced level of construction and land development loan originations, we anticipate that construction and land loan balances will continue to decline for the foreseeable future, although the pace of decline for land development loans will be modest until there are further significant reductions in the amount of completed new construction homes on the market.

Securities increased $2 million, or 1%, from $317 million at December 31, 2008, to $319 million at September 30, 2009, as purchases slightly exceeded repayments and net fair value adjustments.  During the nine months ended September 30, 2009, net fair value adjustments for trading and available-for-sale securities reduced their carrying values by $2 million.  Effective January 1, 2007, we elected to reclassify most of our securities to fair value.  At September 30, 2009, the fair value of our trading securities was $44 million less than their amortized cost.  The reduction reflected in the fair value of these securities compared to their amortized cost primarily was due to a net decrease of $40 million in the value of single-issuer trust preferred securities and collateralized debt obligations secured by pools of trust preferred securities issued by bank holding companies and insurance companies as well as a decrease of $6 million in the value of Fannie Mae and Freddie Mac common and preferred equity securities, offset by a small gain in all other trading securities.  Although we do not normally engage in trading activities, these securities are reported as trading securities for financial reporting purposes.  (See Note 11, Fair Value Accounting and Measurement, in the Selected Notes to the Consolidated Financial Statements.)  Periodically, we also acquire securities which are designated as available-for-sale or held-to-maturity.  At September 30, 2009, we recorded an increase of $748,000 ($627,000 net of tax) in net fair value adjustments related to available-for-sale securities, which was included as a component of other comprehensive income.  Generally, securities designated as held-to-maturity are reported at their amortized cost for financial reporting purposes.

Real estate owned acquired through foreclosures increased $32 million, from $22 million at December 31, 2008 to $54 million at September 30, 2009.  The quarter-ending total included $32 million in land or land development projects, $8 million in commercial real estate and $14 million in single family homes.  During the nine months ended September 30, 2009, we transferred $63 million of loans into real estate owned along with an additional investment of $4 million into those properties, sold approximately $33 million of foreclosed properties during that same period and recognized a $2 million charge in valuation adjustments related to real estate owned.  (See “Asset Quality” discussion below.)

Deposits increased $82 million, or 2%, from $3.779 billion at December 31, 2008, to $3.861 billion at September 30, 2009.  Non-interest-bearing deposits increased by $38 million, or 7%, from $509 million to $547 million, and interest-bearing deposits increased $44 million, or 1%, to $3.314 billion at September 30, 2009.  In response to the now higher costs of collateralizing public fund deposits and to reduce the shared risk exposure under Washington and Oregon State regulations, we encouraged the runoff of $196 million in public funds, including $73 million of interest-bearing transaction accounts, since December 31, 2008.  We anticipate further declines in public fund deposits as we continue to adjust to these new regulations.  In addition, we elected to reduce brokered deposits by $82 million during this nine month period, including $61 million during the quarter ended September 30, 2009.  The decrease in public funds and brokered deposits has been more than offset by growth in retail deposits, particularly in the two most recent quarters.

FHLB advances increased $144 million, from $111 million at December 31, 2008, to $256 million at September 30, 2009, while other borrowings increased $30 million to $175 million at September 30, 2009.  The increase in FHLB advances reflects a temporary increase in overnight borrowing at the end of the quarter as a part of our short-term cash management activities and was offset by a comparable increase in interest-bearing cash balances.  The increase in other borrowings was the result of an offering completed by Banner Bank on March 31, 2009, of $50 million of qualifying senior bank notes covered by the TLGP at a fixed interest rate of 2.625% and a maturity date of March 31, 2012.  This debt, which does not require any collateralization, was issued to bolster our overall liquidity position as we adjust to a lower level of public funds deposits.  Other borrowings at September 30, 2009 also include $125 million of retail repurchase agreements that are primarily related to customer cash management accounts.  Retail repurchase agreements have declined by $20 million during the nine months ended September 30, 2009, in part reflecting seasonal trends for certain large customers but also reflecting reduced use of collateralized accounts as a result of increased FDIC insurance coverage.

Junior subordinated debentures decreased by $14 million since December 31, 2008, reflecting the fair value adjustments as changes in credit market conditions had a particularly significant impact on the valuation of this type of security.  The change in the fair value of the junior subordinated debentures, while significant, represents a non-cash valuation adjustment, had no effect on liquidity or our ability to fund our operations and was substantially offset by similar adjustments to certain investment securities as noted above.  (See Note 11, Fair Value of Financial Instruments.)

During the nine months ended September 30, 2009, we issued 2,781,905 additional shares of common stock for $11 million at an average net per share price of $3.81 through our Dividend Reinvestment and Direct Stock Purchase and Sale Plan.  This stock issuance activity was more than offset by the changes in retained earnings as a result of losses from operations and the accrual of preferred stock dividends, resulting in a net $26 million decrease in stockholders’ equity.  During the nine months ended September 30, 2009, we did not issue or repurchase any shares of Banner Corporation common stock in connection with the exercise of vested stock options and grants.

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2009 and 2008

Reflecting the weak economic conditions, ongoing strains in the financial and housing markets, and further deterioration of property values for the quarter ended September 30, 2009, we had a net loss of $6.5 million which, after providing for the preferred stock dividend of $1.6 million and related discount accretion of $373,000, resulted in a net loss of $8.4 million, or ($0.44) per diluted share, available to common shareholders.  This loss compares to a net loss of $991,000, or ($0.06) per diluted share, for the quarter ended September 30, 2008, when we did not have any preferred stock issued.  For the nine months ended September 30, 2009, we had a net loss of $32.2 million, which after providing for the preferred stock dividend of $4.7 million and related discount accretion of $1.1 million, resulted in a net loss of $38.0 million, or ($2.11) per diluted share, available to common shareholders, compared to a net loss of $49.5 million, or ($3.09) per diluted share, for the nine months ended September 30, 2008, which included a $50 million charge for the impairment of goodwill.

The net loss for the current quarter and nine-month periods reflects much higher levels of loan loss provisioning than a year ago, as well as a significant contraction in our net interest margin as asset yields have declined sharply over the past two years in response to the Federal Reserve’s monetary policy actions and as a result of increased levels of nonaccrual loans and other non-performing assets.  As more fully explained below, our provision for loan losses was $25.0 million and $92.0 million for the quarter and nine months ended September 30, 2009, respectively, compared to $8.0 million and $29.5 million for the quarter and nine months ended September 30, 2008, respectively.  The increased provision for losses in the current periods primarily reflects an increase in delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  The provision and net charge-offs in the current quarter were significantly influenced by further declines in the appraised value of residential land and developed building lots.

Our operating results for the quarter ended September 30, 2009 also included an increase in other operating income, which was particularly influenced by a $4.6 million ($3.0 million after tax) net gain as a result of changes in the valuation of financial instruments carried at fair value compared to $6.1 million ($3.9 million after tax) net loss for the same quarter a year ago.  Excluding these fair value adjustments, other operating income increased to $8.8 million for the quarter ended September 30, 2009 compared to $8.0 million for the same quarter in the prior year, primarily as a result of increased gain on the sale of loans from mortgage banking operations.  Other operating expenses of $36.6 million for the quarter ended September 30, 2009 increased from $34.0 million, as reduced costs for compensation, occupancy and payment processing activities were more than offset by significantly increased deposit insurance charges as well as costs related to real estate owned and higher professional services and advertising expenditures.

Compared to levels a year ago, total assets increased 3% to $4.788 billion at September 30, 2009, net loans decreased 4% to $3.801 billion, and deposits increased 2% to $3.861 billion, while borrowings, including customer sweep accounts (retail repurchase agreements) and junior subordinated debentures, increased $63 million, or 15%, to $478 million.  The average balance of interest-earning assets was $4.367 billion for the quarter ended September 30, 2009, an increase of $23 million, or 1%, compared to $4.344 billion for the same quarter a year earlier.

Net Interest Income.  Net interest income before provision for loan losses decreased by 4% to $36.4 million for the quarter ended September 30, 2009, compared to $37.7 million for the same quarter one year earlier, primarily as a result of the decrease in the net interest margin and despite a modest increase in average interest-earning assets.  The net interest margin of 3.30% for the quarter ended September 30, 2009 declined 15 basis points from the same quarter one year earlier, largely as a result of the effect of much lower short-term interest rates on earning asset yields, particularly floating- and adjustable-rate loan yields.  This decline in interest rates was further compounded by the adverse effect of an increase in the level of nonaccrual loans and other non-performing assets.  Nonaccruing loans reduced the margin by 42 basis points in the quarter ended September 30, 2009 compared to a 24 basis point reduction for the quarter ended September 30, 2008.  Funding costs were also significantly lower; however, deposit costs in particular have been more adversely impacted by competitive pressures which, when combined with the more immediate impact of lower market rates on a substantial portion of our loan portfolio, resulted in compression of our net interest margin.  Reflecting generally lower market interest rates as well as changes in asset mix and a higher level of nonaccrual loans, the yield on earning assets for the quarter ended September 30, 2009 decreased by 82 basis points compared to the same quarter one year earlier, while funding costs for the same period decreased by only 67 basis points.  Net interest income before the provision for loan losses for the nine months ended September 30, 2009 decreased $5.9 million, or 5%, to $106.2 million compared to $112.2 million for the nine months ended September 30, 2008.  This decrease reflects similar trends in asset yields and funding costs which caused the net interest margin to compress to 3.27% for the nine-month period compared to 3.53% for the same period a year earlier and more than offset the 2% growth in average interest-earning assets.  However, it is important to note that for the three most recent quarters the changes in asset yields have been offset by further declines in funding costs, with the result that the net interest margin, which was essentially unchanged for the three preceding quarters, expanded modestly from 3.24% for the quarter ended June 30, 2009 to 3.30% for the quarter ended September 30, 2009.

Interest Income.  Interest income for the quarter ended September 30, 2009 was $59.6 million, compared to $68.1 million for the same quarter one year earlier, a decrease of $8.5 million, or 12%.  The decrease in interest income occurred despite a $23 million increase in the average balance of interest earning assets, as the growth was more than offset by the 82 basis point decrease in the average yield on those assets.  The yield on average interest-earning assets decreased to 5.41% for the quarter ended September 30, 2009, compared to 6.23% in the same quarter one year earlier.  The decrease in the yield on earning assets reflects the significant changes in Federal Reserve monetary policy actions beginning in September 2007 and accelerating throughout 2008 designed to aggressively lower short-term interest rates.  As a result of these policy actions, bank prime rates, which had averaged 5.00% for the quarter ended September 30, 2008, declined by 175 basis points to average 3.25% for the quarter ended September 30, 2009.  Average loans receivable for the quarter ended September 30, 2009 decreased $96 million, or 2%, to $3.906 billion, compared to $4.002 billion for the same quarter one year earlier.  However, interest income on loans decreased by $8.1 million, or 13%, to $56.2 million for the quarter from $64.2 million for the same quarter one year earlier, reflecting the impact of the 68 basis point decrease in the average yield on loans, along with the $96 million decrease in average loan balances.  The decrease in average loan yields reflects the lower average level of market interest rates in the current quarter, particularly short-term interest rates including the prime rate and LIBOR indices which affect the yield on large portions of our construction, land development, commercial and agricultural loans.  The decrease in average loan yields also reflects the adverse effect of increased loan delinquencies as well as changes in the mix of the loan portfolio and slower turn-over in the construction and land development portfolio which resulted in less recognition of deferred loan fee income.  The average yield on loans was 5.71% for the quarter ended September 30, 2009, compared to 6.39% in the same quarter one year earlier.

The combined average balance of mortgage-backed securities, investment securities, daily interest-bearing deposits and FHLB stock increased by $119 million (excluding the effect of fair value adjustments) for the quarter ended September 30, 2009, while the interest and dividend income from those investments decreased by $428,000 compared to the same quarter one year earlier.  The effect of the increased average balance was more than offset as the average yield on the securities portfolio and cash equivalents decreased to 2.92% for the quarter ended September 30, 2009, from 4.45% in the same quarter one year earlier.  The 153 basis point decrease in the yield on the securities portfolio is a reflection of the current lower rate environment as well as change in the mix of those assets, particularly the increase in daily interest-bearing deposits, and elimination of the dividend on FHLB stock.  In response to the ongoing turmoil in the credit and mortgage markets and the effect on the market value of certain of its mortgage assets, the FHLB of Seattle suspended its dividend indefinitely in the fourth quarter of 2008 until its earnings and capital position have adequately improved.  By contrast, dividend income received from our investment in FHLB stock for the quarter ended September 30, 2008 was $131,000.

Interest income for the nine months ended September 30, 2009 decreased by $29.1 million, to $179.1 million, from $208.2 million for the comparable period in 2008.  This decrease in interest income is the result of the same yield and asset mix trends that impacted the quarterly results discussed above, partially offset by a slightly larger average balance of earning assets during the nine-month period.  Interest income from loans decreased $28.5 million, or 15%, to $168.0 million for the nine months ended September 30, 2009, from $196.5 million for the comparable period in 2008.  The decrease in loan interest income reflects a 98 basis point decrease in the yield on loan balances which more than offset the impact of $7 million of growth in the average balance of loans receivable.  Interest income from mortgage-backed and investment securities and FHLB stock for the nine months ended September 30, 2009 decreased $614,000 to $11.0 million, reflecting a decrease of 119 basis points in the yield on those assets, partially offset by an $89 million increase in average balances.

Interest Expense.  Interest expense for the quarter ended September 30, 2009 was $23.2 million, compared to $30.4 million for the comparable quarter in 2008, a decrease of $7.2 million, or 24%.  The decrease in interest expense occurred as a result of a 67 basis point decrease in the average cost of all interest-bearing liabilities to 2.19% for the quarter ended September 30, 2009, from 2.86% for the same quarter one year earlier, coupled with a $27 million decrease in average interest-bearing liabilities.  The decrease in interest-bearing balances reflects an $80 million decrease in average FHLB advances partially offset by a $42 million increase in other borrowings and a $10 million increase in deposits.  The effect of lower average market rates for the quarter on the cost of these funds was partially mitigated by deposit pricing characteristics noted below and by changes in the mix of deposits.

Deposit interest expense decreased $6.0 million, or 22%, to $20.8 million for the quarter ended September 30, 2009 compared to $26.8 million for the same quarter one year earlier as a result of a 64 basis point decrease in the cost of interest-bearing deposits and despite a modest increase in the average balance of deposits.  Average deposit balances increased $10 million, to $3.821 billion for the quarter ended September 30, 2009, from $3.811 billion for the quarter ended September 30, 2008, while the average rate paid on deposit balances decreased from 2.80% a year ago to 2.16% for the current quarter.  Deposit costs are significantly affected by changes in the level of market interest rates; however, changes in the average rate paid for interest-bearing deposits tend to be less severe and to lag changes in market interest rates.  In addition, non-interest-bearing deposits dampen the effect of changes in market rates on our aggregate cost of deposits.  This lower degree of volatility and lag effect for deposit pricing have been evident in the decrease in deposit costs as the Federal Reserve pursued policies first to aggressively lower short-term interest rates by 500 basis points from September 18, 2007 to December 31, 2008 and more recently to maintain the very low level of interest rates for the nine months ended September 30, 2009.  Furthermore, competitive pricing pressure for interest-bearing deposits was quite intense for certain periods during past twelve months, as many financial institutions experienced increased liquidity concerns in the deteriorating economic conditions.  Nonetheless, while we do not anticipate further significant reductions in market interest rates, we do expect additional declines in deposit costs over the near term as account maturities will present meaningful repricing opportunities and competitive pricing has become more rational in response to modest loan demand in the current economic environment.

Average FHLB advances (excluding the effect of fair value adjustments) decreased to $81 million for the quarter ended September 30, 2009, compared to $161 million for the same quarter one year earlier.  The average rate paid on FHLB advances for the quarter ended September 30, 2009 increased to 3.08%, an increase of 21 basis points compared to the same quarter one year earlier, which was more than offset by the $80 million decrease in average FHLB borrowings, resulting in a $530,000 decrease in the related interest expense.  The higher average rate for FHLB advances reflects a decrease in the amount of lower cost overnight funding as average advance balances were reduced as a result of strong deposit growth.  Other borrowings consist of retail repurchase agreements with customers, secured by certain investment securities, the senior bank notes issued under the TLGP, as well as overnight federal funds borrowings from the Federal Reserve Bank of San Francisco and correspondent banks.  The average balance for other borrowings, consisting of $122 million in customer retail repurchase agreements, $50 million of senior bank notes, and $1 million of federal funds purchased, was $173 million for the quarter ended September 30, 2009, an increase of $42 million over the same quarter one year earlier.  The related interest expense for other borrowings decreased by $79,000, to $655,000 for the quarter ended September 30, 2009, from $734,000 for the same quarter a year earlier, reflecting the increase in the average balance that was more than offset by the lower market interest rates.  The average rate paid on other borrowings was 1.50% for the quarter ended September 30, 2009, compared to 2.23% in the same quarter one year earlier.  Repurchase agreements and federal funds borrowings generally have relatively short terms and therefore reprice to current market levels more quickly than deposits, which generally lag current market rates.  The senior bank notes which were issued on March 31, 2008, have a fixed rate and fixed maturity with a 30 month remaining term to maturity at September 30, 2009.  Junior subordinated debentures which were issued in connection with trust preferred securities had an average balance of $124 million (excluding the effect of fair value adjustments) and an average cost of 3.59% for the quarter ended September 30, 2009.  Junior subordinated debentures outstanding in the same quarter one year earlier also had the same average balance of $124 million (excluding the effect of fair value adjustments) but with a higher average rate of 5.37%.  Generally, the junior subordinated debentures are adjustable-rate instruments with repricing frequencies of three months based upon the three-month LIBOR index.  The lower average cost of the junior subordinated debentures in the current quarter reflects the impact of lower short-term market interest rates.

A comparison of total interest expense for the nine months ended September 30, 2009 shows a decrease of $23.2 million, or 24%, from the comparable period in 2008.  The decreased interest expense reflects the 76 basis point reduction in the rates paid on all interest-bearing liabilities and occurred despite a small increase in average interest-bearing liabilities.  Compared to the same nine-month period a year ago, average deposits increased by $19 million while the average rate on those deposits decreased to 2.35% for the nine months ended September 30, 2009 from 3.04% for the nine months ended September 30, 2008.  The average balance of total borrowings decreased by $7 million compared to a year ago and the average cost of borrowings decreased to 2.38% for the nine months ended September 30, 2009 from 3.72% for the nine months ended September 20, 2008.  The decreases in the costs of deposits and borrowings for the nine-month period reflect the same trends noted for the current quarter.

The following tables provide additional comparative data on our operating performance (dollars in thousands):

	Quarters Ended		Nine Months Ended
Average Balances	September 30		September 30
(in thousands)	2009	2008	2009	2008

Investment securities and cash equivalents	$305,925	$216,562	$250,586	$199,881
Mortgage-backed obligations	118,064	88,210	131,967	93,219
FHLB stock	37,371	37,381	37,371	37,374
Total average interest-earning securities and cash equivalents	461,360	342,153	419,924	330,474
Loans receivable	3,905,763	4,001,999	3,924,487	3,917,155
Total average interest-earning assets	4,367,123	4,344,152	4,344,411	4,247,629

Non-interest-earning assets (including fair value adjustments on interest-earning assets)	219,780	296,572	204,414	334,733
Total average assets	$4,586,903	$4,640,724	$4,548,825	$4,582,362

Deposits	$3,821,065	$3,810,718	$3,731,782	$3,712,530
Advances from FHLB	81,095	160,992	110,126	185,391
Other borrowings	173,165	130,809	174,269	106,346
Junior subordinated debentures	123,716	123,716	123,716	123,716
Total average interest-bearing liabilities	4,199,041	4,226,235	4,139,893	4,127,983

Non-interest-bearing liabilities (including fair value adjustments on interest-bearing liabilities)	(25,527)	25,506	(17,357)	31,967
Total average liabilities	4,173,514	4,251,741	4,122,536	4,159,950

Equity	413,389	388,983	426,289	422,412
Total average liabilities and equity	$4,586,903	$4,640,724	$4,548,825	$4,582,362

Interest Rate Yield/Expense (rates are annualized)
Interest Rate Yield:
Investment securities and cash equivalents	2.56%	4.88%	3.33%	5.36%
Mortgage-backed obligations	4.78%	4.69%	4.85%	4.70%
FHLB stock	0.00%	1.39%	0.00%	1.27%
Total interest rate yield on securities and cash equivalents	2.92%	4.45%	3.52%	4.71%
Loans receivable	5.71%	6.39%	5.72%	6.70%
Total interest rate yield on interest-earning assets	5.41%	6.23%	5.51%	6.55%

Interest Rate Expense:
Deposits	2.16%	2.80%	2.35%	3.04%
Advances from FHLB	3.08%	2.87%	2.46%	3.11%
Other borrowings	1.50%	2.23%	1.19%	2.35%
Junior subordinated debentures	3.59%	5.37%	4.00%	5.83%
Total interest rate expense on interest-bearing liabilities	2.19%	2.86%	2.35%	3.11%

Interest spread	3.22%	3.37%	3.16%	3.44%

Net interest margin on interest earning assets	3.30%	3.45%	3.27%	3.53%

Additional Key Financial Ratios (ratios are annualized)
Return (loss) on average assets	(0.56)%	(0.08)%	(0.95)%	(1.44)%
Return (loss) on average equity	(6.19)%	(1.01)%	(10.11)%	(15.64)%
Average equity / average assets	9.01%	8.38%	9.37%	9.22%
Average interest-earning assets / interest-bearing liabilities	104.00%	102.79%	104.94%	102.90%
Non-interest (other operating) income/average assets	1.16%	0.17%	1.12%	0.54%
Non-interest (other operating) expenses / average assets	3.17%	2.91%	3.15%	4.46%
Efficiency ratio [non-interest (other operating) expenses / revenues]	73.54%	85.72%	74.36%	116.90%
Tangible common stockholders’ equity to tangible assets (1)	5.82%	6.60%	5.82%	6.60%

(1)	Tangible common equity and tangible assets exclude preferred stock, goodwill, core deposit and other intangibles.

Provision and Allowance for Loan Losses.  During the quarter and nine months ended September 30, 2009, the provision for loan losses was $25.0 million and $92.0 million, respectively, compared to $8.0 million and $29.5 million, respectively, for the quarter and nine months ended September 30, 2008.  As discussed in the Summary of Critical Accounting Policies section above and in Note 1 of the Selected Notes to Consolidated Financial Statements, the provision and allowance for loan losses is one of the most critical accounting estimates included in our Consolidated Financial Statements.  For the first three quarters of 2009, the provision for loan losses was the most important factor contributing to our disappointing operating results.  The provision for loan losses reflects the amount required to maintain the allowance for losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, trends in delinquencies and net charge-offs and current economic conditions.  We believe that the allowance for loan losses as of September 30, 2009 was adequate to absorb the probable losses inherent in the loan portfolio at that date and that the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable.

While the provision for loan losses was significantly greater in the quarter ended September 30, 2009 than in the same quarter a year ago, it was substantially less than the amount recorded in the immediately preceding quarter as the pace of net charge-offs and problem loan identification moderated compared to earlier this year.  The provision for loan losses for the quarter ended September 30, 2009 continues to primarily reflect material levels of delinquent and non-performing construction, land and land development loans for one- to four-family properties and additional declines in property values.  It also reflects our concerns that the significant number of distressed sellers and lender foreclosures may further disrupt certain housing markets and adversely affect home prices and the demand for building lots.  These concerns heightened during the second half of 2008 and remained elevated in the current year as additional evidence of price declines for certain housing and related lot and land markets has become more apparent.  This has particularly been the case in certain areas of the Puget Sound and Portland regions where a significant portion of our construction and development loans are located.  Aside from housing-related construction and development loans, non-performing loans generally reflect unique operating difficulties for the individual borrower; however, the weak pace of general economic activity has become a significant contributing factor.  We recorded net charge-offs of $21 million for the quarter ended September 30, 2009, compared to $8 million for the same quarter one year earlier, and non-performing loans increased by $18 million during the quarter to $243 million at September 30, 2009, compared to $187 million at December, 31, 2008 and $119 million at September 30, 2008.  A comparison of the allowance for loan losses at September 30, 2009 and 2008 reflects an increase of $36 million, or 62%, to $95 million at September 30, 2009, from $59 million at September 30, 2008.  Similarly, the allowance for loan losses as a percentage of total loans (loans receivable excluding allowance for losses) increased to 2.44% at September 30, 2009, compared to 1.47% at September 30, 2008.  While the allowance as a percentage of non-performing loans decreased to 39% at September 30, 2009, compared to 49% a year earlier, significantly more of the non-performing loan balances have been reduced to expected recovery values as a result of specific impairment analysis and related charge-offs.

As of September 30, 2009, we had identified $298 million of impaired loans, including $55 million of restructured loans which are currently performing under their restructured terms.  Of those impaired loans, $138 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs, which in some cases is net of substantial write-offs.  The remaining $160 million have related allowances for credit losses totaling $22 million.  Impaired loans with related allowances for credit losses that are individually evaluated for reserve needs totaled $81 million and accounted for $17 million of the allowances for impaired loans at September 30, 2009.  At September 30, 2009, impaired loans with related allowances for credit losses that are collectively evaluated as homogeneous pools totaled $79 million and accounted for $5 million of the total allowance related to impaired loans.

Other Operating Income.  Other operating income, which includes changes in the valuation of financial instruments carried at fair value as well as non-interest revenues from core operations, was $13.5 million for the quarter ended September 30, 2009, compared to $2.0 million for the same quarter one year earlier.  While the pace of mortgage banking activity moderated from the immediately preceding quarter, it remained stronger than a year ago and, as a result, gain on sale of loans increased by $565,000 to $2.1 million for the quarter ended September 30, 2009, compared to $1.5 million for the same quarter one year earlier.  Loan sales for the quarter ended September 30, 2009 totaled $140 million, compared to $89 million for the quarter ended September 30, 2008.  By contrast, reflecting accelerated amortization due to early loan payoffs, servicing fees decreased by $198,000 compared to a year earlier.  The slower pace of economic activity adversely affected our payment processing revenues in the current quarter as activity levels for deposit customers, cardholders and merchants remained subdued compared to a year ago; however, these activities and revenues did show further improvement from the exceptionally low levels experienced earlier this year.  Primarily reflecting this slow-down in customer transaction volumes, income from deposit fees and other service charges decreased by $65,000, or approximately 1%, to $5.7 million for the quarter ended September 30, 2009, compared to $5.8 million for the same quarter one year earlier, despite growth in our account base.  The most significant change in other income for the quarter ended September 30, 2009 was related to the net gain of $4.6 million for the change in valuation of financial instruments carried at fair value, compared to a net loss of $6.1 million for the same quarter one year earlier.  The fair value adjustments in the current quarter primarily reflect favorable changes in the valuation of the junior subordinated debentures we have issued as well as gains in the values of certain collateralized debt obligations secured by pools of trust preferred securities that we own, partially offset by further reductions in the value of single issuer trust preferred securities that we also own.  As discussed more thoroughly in Note 11 of the Selected Notes to the Consolidated Financial Statements, the valuation of these financial instruments has become very difficult and more subjective in recent periods as current and reliable observable transaction data does not exist.

Other operating income for the nine months ended September 30, 2009 increased $19.4 million to $38.1 million, from $18.7 million for the comparable period in 2008.  Similar to the quarter’s results, for the current nine-month period loan serving fees of $260,000 were $1.0 million less than a year earlier; however, gain on sale of loans increased by $2.9 million, or 63%, to $7.6 million compared to $4.7 million for the first nine months of 2008.  Loan sales totaled $484 million for the nine months ended September 30, 2009 compared to $284 million for the nine months ended September 30, 2008.  The cumulative effect of the net changes in the valuation of financial instruments carried at fair value was a gain of $12.4 million for the nine months ended September 30, 2009 compared to a net loss of $4.6 million for the nine months ended September 30, 2008.  Excluding the fair value adjustments, other operating income from core operations increased by 10% for the first nine months of 2009 compared to the same period in 2008, primarily as a result of increased mortgage banking activity.

Other Operating Expenses.  Other operating expenses in aggregate were $36.6 million for the quarter ended September 30, 2009, compared to $34.0 million for the quarter ended September 30, 2008.  The current quarter’s expenses reflect significantly increased deposit insurance expense, elevated costs associated with problem loan collection activities including charges related to real estate owned, and increased advertising, generally offset by reductions in compensation, occupancy costs and payment and card processing expenses.  As a result, other operating expenses as a percentage of average assets was 3.17% for the quarter ended September 30, 2009, compared to 2.91% for the same quarter one year earlier.  Salary and employee benefits decreased $862,000 to $17.4 million for the quarter ended September 30, 2009 from $18.2 million for the quarter ended September 30, 2008, reflecting reduced staffing levels as well as the elimination of certain incentive accruals and reductions in the level of employer paid retirement contributions.  Likewise, occupancy costs decreased $241,000 to $5.7 million for the current quarter compared to $6.0 million for the same period a year ago as we continued to achieve additional operating efficiencies in this important area following the successful integration of the 2007 acquisitions.  The current quarter’s operating expenses also included $1.8 million for payment and card processing services, which was a decrease of $135,000 compared to the quarter ended September 30, 2008, largely as a result of lower activity levels.  By contrast, the cost of FDIC insurance increased $1.5 million, or 217%, to $2.2 million for the quarter ended September 30, 2009 compared to $701,000 for the same quarter a year ago, reflecting increased assessment rates and incremental charges for certain deposits in excess of $250,000.  Advertising and marketing expenditures increased by $327,000, or 21%, to $1.9 million for the quarter ended September 30, 2009, compared to $1.6 million in the same quarter one year earlier primarily as a result of a number of targeted deposit acquisition campaigns and production costs associated with new media advertising.  Additionally, expenses related to real estate owned, including losses on sales and valuation adjustments, increased $2.0 million to $2.8 million for the quarter ended September 30, 2009, compared to $758,000 for the same quarter a year ago.

Other operating expenses for the nine months ended September 30, 2009 totaled $107.3 million compared to $152.9 million, including the $50.0 million goodwill impairment charge, for the first nine months of 2008.  Excluding the goodwill impairment charge for the nine months ended September 30, 2008, other operating expenses for the nine months ended September 30, 2009 increased by $4.4 million or 4% compared to the same period a year earlier.  As explained above, the increase is primarily the result of the increase in deposit insurance costs which were $7.8 million for the nine months ended September 30, 2009 compared to $1.7 million for the same period one year earlier and charges related to real estate owned which increased to $5.2 million compared to $1.6 million a year earlier.  Higher collection costs and advertising expenses also contributed to increased expenses for the nine-month period.  Partially offsetting those expenses were decreases in salary and employee benefit costs, information/computer data services expenses, payment and card processing expenses and miscellaneous expenses in comparison to the nine-month period in the prior year.  Compensation costs, which are our largest non-interest expense, decreased $5.1 million, or 9%, to $52.5 million for the nine months ended September 30, 2009 compared to $57.6 million for the same nine-month period a year earlier.

Income Taxes.  Our normal, expected statutory income tax rate is 36.4%, representing a blend of the statutory federal income tax rate of 35.0% and apportioned effects of the Oregon and Idaho income tax rates of 6.6% and 7.6%, respectively.  Our effective tax rates for the quarters ended September 30, 2009 and 2008 were 45.5% and 57.6%, respectively.  Our effective tax rates for the nine months ended September 30, 2009 and 2008 were 41.4% and 4.2%, respectively.  In both years the effective tax rate reflects the recording of tax credits related to certain Community Reinvestment Act (CRA) investments combined with the tax benefits of tax exempt income from municipal securities and bank-owned life insurance policies.  The impact of those tax credits and tax exempt income, combined with taxable losses in the current periods and last year’s third quarter, results in effective tax rates that are somewhat higher than the expected statutory rate.  By contrast, the lower effective tax rates for the nine months ended September 30, 2008 reflects the effect of the goodwill write-off, which was a non-deductible expense for tax purposes and significantly reduced the otherwise expected tax benefit of the before-tax book loss.

Asset Quality

Over the past two years as housing markets have continued to weaken in many of our primary service areas, we have experienced significantly increasing delinquencies and non-performing assets, primarily in our construction and land development loan portfolios.  Beginning in the third quarter of 2008 and continuing into the early months of 2009, home and lot sales activity was exceptionally slow, causing additional stress on builders’ and developers’ cash flows and ability to service debt, which is reflected in our increased non-performing asset totals.  In addition, other non-housing-related segments of the loan portfolio are beginning to show signs of stress and increasing levels of non-performing loans as the effects of the slowing economy are becoming more evident.  As a result, in recent periods including the quarter ended September 30, 2009, our provision for loan losses has been significantly higher than historical levels and normal expectations.  This higher level of delinquencies and non-accruals also had a material adverse effect on operating income as a result of foregone interest revenues and increased loan collection costs.  Although our future results will depend on the depth and duration of the current economic recession, home sales improved in the two most recent quarters and we are actively engaged with our borrowers in resolving problem loans.  While property values have continued to decline, our reserve levels are substantial and, as a result of our impairment analysis and charge-off actions, reflect current appraisals and valuation estimates as well as recent regulatory examination results.

Non-Performing Assets:  Non-performing assets increased to $298 million, or 6.23% of total assets, at September 30, 2009, from $209 million, or 4.56% of total assets, at December 31, 2008 and $130 million, or 2.79% of total assets, at September 30, 2008.  Slow sales and excess inventory in certain housing markets have been the primary cause of the increase in delinquencies and foreclosures of residential construction and land development loans, which represented approximately 73% of our non-performing assets at September 30, 2009.  As a result of this softness in the housing market, property values, particularly values for residential land and building lots, declined further in the quarter ended September 30, 2009.  Reflecting these value declines, we further increased our allowance for loan losses even though total loans outstanding declined.  While less significant, other non-housing-related segments of the loan portfolio also experienced increased non-performing loans as a result of deteriorating economic conditions and we are proactively monitoring and managing those portions of our portfolio as well.  We continue to believe our level of non-performing loans and assets, while increased, is manageable, and we believe that we have sufficient capital and human resources to manage the collection of our one- to four-family residential construction and related land loan portfolios and other non-

performing assets in an orderly fashion.  However, our operating results will continue to be adversely impacted until we are able to significantly reduce the level of our non-performing assets.

While non-performing assets are geographically disbursed, they are concentrated largely in land and land development loans.  The primary components of the $298 million in non-performing assets are $240 million in nonaccrual loans, including $193 million of construction and land development loans, and $54 million in real estate owned (REO) and other repossessed assets.  The geographic distribution of non-performing construction, land and land development loans and real estate owned included approximately $110 million, or 44%, in the Puget Sound region, $84 million, or 34%, in the greater Portland market area, $27 million, or 11%, in the greater Boise market area, $16 million, or 6%, in Central Oregon, and $12 million, or 5%, in other areas of Washington.  Within our non-performing loans, we have a total of 19 nonaccrual lending relationships, each with aggregate loan exposures in excess of $3 million that collectively comprise $122 million, or 50% of our total non-performing loans as of September 30, 2009, and the single largest relationship is slightly more than $15 million.

The following table sets forth information with respect to our non-performing assets and restructured loans at the dates indicated (dollars in thousands):

	September 30 2009	December 31 2008	September 30 2008

Nonaccrual Loans: (1)
Secured by real estate:
Commercial	$8,073	$12,879	$6,368
Multifamily	--	--	--
Construction and land	193,281	154,823	98,108
One- to four-family	18,107	8,649	6,583
Commercial business	15,070	8,617	6,905
Agricultural business, including secured by farmland	5,868	1,880	265
Consumer	--	130	427
	240,399	186,978	118,656
Loans more than 90 days delinquent, still on accrual:
Secured by real estate:
Commercial	--	--	--
Multifamily	--	--	--
Construction and land	2,090	--	--
One- to four-family	690	124	635
Commercial business	--	--	--
Agricultural business, including secured by farmland	--	--	--
Consumer	109	243	75
	2,889	367	710
Total non-performing loans	243,288	187,345	119,366
Securities on nonaccrual at fair value	1,236	--	--
Real estate owned and other repossessed assets held for sale, net	53,765	21,886	10,153

Total non-performing assets	$298,289	$209,231	$129,519

Total non-performing loans to net loans before allowance for loan losses	6.24%	4.73%	2.98%
Total non-performing loans to total assets	5.08%	4.09%	2.57%

Total non-performing assets to total assets	6.23%	4.56%	2.79%

Restructured loans (2)	$55,161	$23,635	$15,514

(1)  For the quarter and nine months ended September 30, 2009, $4.7 million and $13.7 million respectively, in interest income would have been recorded had nonaccrual loans been current, and no interest income on these loans was included in net income for this period.

(2)	These loans are performing under their restructured terms.

Detail and Geographic Concentration of Non- Performing Assets at September 30, 2009 (dollars in thousands)	Washington	Oregon	Idaho	Other	Total

Non-performing loans:
Secured by real estate:
Commercial	$7,136	$787	$150	$--	$8,073
Multifamily	--	--	--	--	--
Construction and land
One- to four-family construction	29,562	29,816	9,186	--	68,564
Residential land acquisition & development	31,480	36,222	10,097	--	77,799
Residential land improved lots	12,068	6,549	1,423	--	20,040
Residential land unimproved	9,188	421	2,221	--	11,830
Commercial land acquisition & development	--	--	--	--	--
Commercial land improved	--	10,656	--	--	10,656
Commercial land unimproved	4,382	--	2,100	--	6,482
Total construction and land	86,680	83,664	25,027	--	195,371

One- to four-family	9,750	3,055	4,816	1,176	18,797
Commercial business	13,000	631	1,439	--	15,070
Agricultural business, including secured by farmland	--	253	5,615	--	5,868
Consumer	109	--	--	--	109
Total non-performing loans	116,675	88,390	37,047	1,176	243,288

Securities on nonaccrual	--	--	--	1,236	1,236

Real estate owned (REO) and repossessed assets	40,312	9,025	4,428	--	53,765

Total non-performing assets	$156,987	$97,415	$41,475	$2,412	$298,289

In addition to the non-performing loans as of September 30, 2009, we had other classified loans with an aggregate outstanding balance of $196 million that are not on nonaccrual status, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms.  This may result in the future inclusion of such loans in the nonaccrual loan category.

Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate held for sale until it is sold.  When property is acquired, it is recorded at the lower of its cost (the unpaid principal balance of the related loan plus foreclosure costs) or net realizable value.  Subsequent to acquisition through foreclosure, the property is carried at the lower of the foreclosed amount or net realizable value.  If a new appraisal and market analysis determines that the net realizable value has decreased, the carrying value is written down to the anticipated sales price, less selling and holding costs, by a charge to operating expense.  The table below summarizes our real estate owned (REO) by geographic location and property type:

In thousands	Percent of total REO	Geographic Location	REO Description

$37,081	69.2%	Greater Seattle-Puget Sound area	244 residential lots
			21 completed homes
			One mixed-use commercial building
			2.2 acres of land zoned multi-family
			Two homes under construction

9,016	16.8%	Greater Portland, Oregon area	111 residential lots
			Three completed homes

4,414	8.3%	Greater Boise, Idaho	13 completed homes
			23 residential lots
			Four commercial lots
			Two acres of raw land

2,634	4.9%	Greater Spokane, Washington	Six completed homes
			Two residential lots
			Two commercial lots
			One mixed-use commercial building
			Agricultural land with a single-family residence

431	0.8%	Other Washington locations	20 residential lots
			One completed home

$53,576	100.0%	Total real estate owned, held for sale

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

Our primary investing activity is the origination and purchase of loans.  During the nine months ended September 30, 2009, we purchased $1.4 million of loans, originated $481 million of loans held for sale and sold $484 million of loans held for sale.  Other loan originations net of repayments totaled $71 million for the nine months ended September 30, 2009.  Total deposits increased $82 million for the nine months ended September 30, 2009, despite the runoff of $196 million in public funds in response to changes in the collateralization requirements under the Washington and Oregon State public deposit protection regulations.  In addition to reducing our collateral requirements, allowing those deposits to run off also reduced our exposure to future shared-risk assessments under those regulations.  Deposit activity for the nine months ended September 30, 2009 also included a net decrease of $82 million of brokered deposits.  Brokered deposits and public funds are generally more price sensitive than retail deposits and our use of those deposits varies significantly based upon our liquidity management strategies at any point in time.  FHLB advances (excluding fair value adjustments) increased $145 million for the nine months ended September 30, 2009, and other borrowings, including the $50 million of senior bank notes issued under the FDIC Temporary Liquidity Guarantee Program (TLGP), increased $30 million for the nine months ended September 30, 2009.  Excluding fair value adjustments, our junior subordinated debentures were unchanged from December 31, 2008.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities.  During the nine months ended September 30, 2009, we used our sources of funds primarily to fund loan commitments, purchase securities, add to our short-term liquidity position and pay maturing savings certificates and deposit withdrawals.  At September 30, 2009, we had outstanding loan commitments totaling $806 million, including undisbursed loans in process and unused credit lines totaling $760 million.  This level of commitments was proportionally consistent with our historical experience and does not represent a departure from normal operations.  We generally maintain sufficient cash and readily marketable securities to meet short-term liquidity needs; however, our primary liquidity management practice is to increase or decrease short-term borrowings, including FHLB advances and FRBSF borrowings.  We maintain credit facilities with the FHLB-Seattle, which at September 30, 2009 provided for advances that in the aggregate may equal the lesser of 35% of Banner Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $804 million, and 25% of Islanders Bank’s assets or adjusted qualifying collateral, up to a total possible credit line of $43 million.  Advances under these credit facilities totaled $256 million, or 5% of our assets at September 30, 2009.  In addition, Banner Bank has been approved for participation in the Federal Reserve Bank of San Francisco’s Borrower-in-Custody (BIC) program.  Under this program we can borrow against eligible collateral not already pledged for other borrowings, which we currently estimate would provide additional borrowing capacity of $611 million.  We have utilized this facility periodically on a limited basis; however, we had no funds borrowed from the Federal Reserve Bank at September 30, 2009.

At September 30, 2009, certificates of deposit amounted to $2.009 billion, or 52% of our total deposits, including $1.563 billion which were scheduled to mature within one year.  While no assurance can be given as to future periods, historically, we have been able to retain a significant amount of our deposits as they mature.  Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.

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

The capital adequacy requirements are quantitative measures established by regulation that require Banner Corporation and the Banks to maintain minimum amounts and ratios of capital.  The Federal Reserve requires Banner Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  The FDIC requires the Banks to maintain minimum ratios of Tier 1 total capital to risk-weighted assets as well as Tier 1 leverage capital to average assets.  At September 30, 2009, Banner Corporation and the Banks each exceeded all current regulatory capital requirements.  (See Item 1, “Business–Regulation,” and Note 20 of the Notes to the Consolidated Financial Statements included in Banner Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding regulatory capital requirements for Banner and the Banks for the year ended December 31, 2008.)

The actual regulatory capital ratios calculated for Banner Corporation, Banner Bank and Islanders Bank as of September 30, 2009, along with the minimum capital amounts and ratios, were as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be categorized as “well-capitalized” under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2009:
Banner Corporation—consolidated
Total capital to risk-weighted assets	$491,587	12.54%	$313,651	8.00%
Tier 1 capital to risk-weighted assets	442,009	11.27	156,826	4.00
Tier 1 leverage capital to average assets	442,009	9.66	183,122	4.00

Banner Bank
Total capital to risk-weighted assets	449,907	12.02	299,394	8.00	$374,243	10.00%
Tier 1 capital to risk-weighted assets	402,549	10.76	149,697	4.00	224,546	6.00
Tier 1 leverage capital to average assets	402,549	9.18	175,448	4.00	219,310	5.00

Islanders Bank
Total capital to risk-weighted assets	25,899	12.93	16,022	8.00	20,028	10.00
Tier 1 capital to risk-weighted assets	24,259	12.11	8,011	4.00	12,017	6.00
Tier 1 leverage capital to average assets	24,259	11.31	8,582	4.00	10,727	5.00

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

The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts.  This mismatch or gap is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets, although our floating-rate assets tend to be more immediately responsive to changes in market rates than most funding deposit liabilities.  Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.  An exception to this generalization is the beneficial effect of interest rate floors on a portion of our floating-rate loans, which help us maintain higher loan yields in periods when market interest rates decline significantly.  However, in a declining interest rate environment, as loans with floors are repaid they generally are replaced with new loans which have lower interest rate floors.  Further, as of September 30, 2009, many of the floating-rate loans with interest rate floors are in portions of the portfolio experiencing higher levels of delinquencies, which tends to mitigate the beneficial effect of the floors.  An additional consideration is the lagging and somewhat inelastic pricing adjustments for interest rates on certain deposit products as market interest rates change.  These deposit pricing characteristics are particularly relevant to the administered rates paid on certain checking, savings and money market accounts and contributed to the narrowing of our net interest margin following the Federal Reserve’s actions to lower market interest rates beginning in late 2007 and accelerating in of 2008, as asset yields declined while the reduction in deposit costs lagged.  Further, in recent quarters, deposit costs have not declined as much as other short-term market interest rates as credit concerns and liquidity issues for certain large financial institutions have created heightened competitive pricing pressures.  As previously noted, our net interest margin has also been adversely affected by an increase in loan delinquencies as well as changes in the portfolio mix as construction and development lending has slowed.

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

The table of Interest Rate Risk Indicators sets forth, as of September 30, 2009, the estimated changes in our net interest income over a one-year time horizon and the estimated changes in market value of equity based on the indicated interest rate environments.

Interest Rate Risk Indicators

	Estimated Change in
Change (in Basis Points) in Interest Rates (1)	Net Interest Income Next 12 Months		Net Economic Value
	(dollars in thousands)

+400	$11,814	7.5%	$(103,971)	(30.4)%
+300	8,577	5.5	(87,540)	(25.6)
+200	3,901	2.5	(56,809)	(16.6)
+100	(773)	(0.5)	(27,460)	(8.0)
0	0	0	0	0
-25	(229)	(0.1)	1,731	0.5
-50	(223)	(0.1)	31,025	9.1

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

The table of Interest Sensitivity Gap presents our interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2009.  The table sets forth the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by us, based upon certain assumptions, to reprice or mature in each of the future periods shown.  At September 30, 2009, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $90.8 million, representing a one-year cumulative gap to total assets ratio of 1.90%.

Management is aware of the sources of interest rate risk and in its opinion actively monitors and manages it to the extent possible.  The interest rate risk indicators and interest sensitivity gaps as of September 30, 2009 are within our internal policy guidelines and management considers that our current level of interest rate risk is reasonable.

Interest Sensitivity Gap as of September 30, 2009
	Within 6 Months	After 6 Months Within 1 Year	After 1 Year Within 3 Years	After 3 Years Within 5 Years	After 5 Years Within 10 Years	Over 10 Years	Total
	(dollars in thousands)
Interest-earning assets: (1)
Construction loans	$459,911	$12,095	$36,273	$(982)	$(8,033)	$(186)	$499,078
Fixed-rate mortgage loans	133,143	81,368	265,620	194,219	171,557	68,912	914,819
Adjustable-rate mortgage loans	575,498	154,264	382,611	233,933	5,921	--	1,352,227
Fixed-rate mortgage-backed securities	12,517	10,898	31,211	17,923	17,516	4,344	94,409
Adjustable-rate mortgage-backed securities	2,102	1,841	6,051	6,630	--	--	16,624
Fixed-rate commercial/agricultural loans	67,194	38,506	81,666	26,474	6,629	164	220,633
Adjustable-rate commercial/agricultural loans	582,338	14,882	43,139	14,590	840	--	655,789
Consumer and other loans	156,708	12,174	37,921	33,127	19,101	1,418	260,449
Investment securities and interest-earning deposits	375,864	42,423	29,214	16,796	34,878	64,048	563,223

Total rate sensitive assets	$2,365,275	$368,451	$913,706	$542,710	$248,409	$138,700	$4,577,251

Interest-bearing liabilities: (2)
Regular savings and NOW accounts	143,486	124,941	291,528	291,528	--	--	851,483
Money market deposit accounts	227,031	136,219	90,813	--	--	--	454,063
Certificates of deposit	749,378	830,895	391,364	32,788	4,233	15	2,008,673
FHLB advances	208,230	--	35,800	10,000	--	--	254,030
Other borrowings	--	--	49,975	--	--	--	49,975
Junior subordinated debentures	97,942	--	25,774	--	--	--	123,716
Retail repurchase agreements	124,795	--	--	--	--	--	124,795

Total rate sensitive liabilities	1,550,862	1,092,055	885,254	334,316	4,233	15	3,866,735

Excess (deficiency) of interest-sensitive assets over
interest-sensitive liabilities	$814,413	$(723,604)	$28,452	$208,394	$244,176	$138,685	$710,516
Cumulative excess (deficiency) of interest-sensitive assets	$814,413	$90,809	$119,261	$327,655	$571,831	$710,516	$710,516

Cumulative ratio of interest-earning assets to
interest-bearing liabilities	152.51%	103.44%	103.38%	108.48%	114.79%	118.38%	118.38%
Interest sensitivity gap to total assets	17.01%	(15.11)%	0.59%	4.35%	5.10%	2.90%	14.84%
Ratio of cumulative gap to total assets	17.01%	1.90%	2.49%	6.84%	11.94%	14.84%	14.84%

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

(2)  Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature.  Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.  For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities.  If all of these accounts had been assumed to be short-term, the one-year cumulative gap of interest-sensitive assets would have been $(583.0) million, or (12.2%) of total assets at September 30, 2009.  Interest-bearing liabilities for this table exclude certain non-interest-bearing deposits which are included in the average balance calculations in the table contained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Results of Operations for the Quarters Ended September 30, 2009 and 2008” of this report.

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

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting:  In the quarter ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the quarter and nine months ended September 30, 2009, we recorded a provision for loan losses of $25.0 million and $92.0 million, respectively, compared to $8.0 million and $29.5 million for the comparable periods of 2008, respectively.  We also recorded net loan charge-offs of $20.5 million and $72.0 million for the quarter and nine months ended September 30, 2009, respectively, compared to $7.7 million and $16.5 million for the comparable periods in 2008, respectively.  We are experiencing elevated levels of loan delinquencies and credit losses.  With the exception of residential construction and development loans, non-performing loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 73% of our nonperforming assets at September 30, 2009.  At September 30, 2009, our total non-performing assets had increased to $298.3 million compared to $209.2 million at December 31, 2008 and $129.5 million at September 30, 2008.  Further, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if the recession is prolonged, we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not be successful in stabilizing the U.S. financial system or improving the housing market.

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”) which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other troubled assets.  The EESA includes additional provisions directed at bolstering the economy, including: authority for the Federal Reserve to pay interest on depository institution balances; mortgage loss mitigation and homeowner protection; temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2013; and authority for the Securities and Exchange Commission to suspend mark-to-market accounting requirements for any issuer or class for a specific category of transactions.

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

The FDIC established its Temporary Liquidity Guarantee Program (TLGP) in October, 2008.  Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP).  Eligible entities are participants unless they opted out on or before December 5, 2008 and pay various fees.

Under the DGP, the FDIC guarantees new senior unsecured debt and certain convertible debt of an eligible holding company and insured institutions issued not later than October 31, 2009.  The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009).  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008.

Under the TAGP, the FDIC provides unlimited deposit insurance coverage for non-interest-bearing transaction accounts, certain NOW accounts bearing interest at 0.5% or less, and certain funds swept into non-interest-bearing savings accounts.  NOW accounts and money market deposit accounts are not covered. The TAGP remains in effect for participants until December 31, 2009, and unless they opt out of the extension, through the extension period from January 1, 2010 through June 30, 2010.

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

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund.  As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009.  Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components.  These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.  Our FDIC deposit insurance expense for the first nine months of 2009 was $7.8 million, including the special assessment of $2.1 million recorded in June 2009 and paid on September 30, 2009.

In addition, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures.  The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010.  Any additional emergency special assessment imposed by the FDIC will hurt our earnings.  Additionally, as a potential alternative to special assessments, in September 2009, the FDIC proposed a rule that would require financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This proposal would not immediately impact our earnings as the payment would be expensed over time.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive examination, supervision and comprehensive regulation by the DFI, FDIC and Federal Reserve Bank.  Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.  Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments.  Property owners would be allowed to keep their property while working out their debts.  Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the States of Washington and Oregon in the future.  These laws may further restrict our collection efforts on one-to-four single-family loans.  Additional legislation proposed or under consideration in Congress would give current consumer deposit account customers the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in our non-interest income.

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

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We may at some point need to raise additional capital to support continued growth or as a result of our continued losses.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

Our investment in Federal Home Loan Bank stock may be impaired.

At September 30, 2009, we owned $37.4 million of stock of the Federal Home Loan Bank of Seattle, or FHLB.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB.  Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing.  The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock.  As a result, the FHLB has not paid a dividend since the fourth quarter of 2008.  The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

We are subject to various regulatory requirements and may be subject to future regulatory restrictions and enforcement actions including restrictions that limit our ability to pay dividends on our common stock.

Currently, the Company and Banner Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  The Company and Banner Bank also may not pay pursuant to or enter into certain severance and other forms of compensation agreements without regulatory approval.  In addition, the Company may not declare or pay any dividends on common or preferred stock or pay interest or principal on the balance of its junior subordinated debentures without the prior written non-objection of the Federal Reserve Bank.  Further, Banner Bank requires the approval of the FDIC to participate in any additional borrowings under the Temporary Liquidity Guarantee Program.

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

As of September 30, 2009 we had outstanding $123.7 million aggregate principal amount ($47.9 million at fair value) of junior subordinated debentures issued in connection with the sale of trust preferred securities through statutory business trusts.  We have also guaranteed these trust preferred securities.  There are currently six separate series of these junior subordinated debentures outstanding, each series having been issued under a separate indenture and with a separate guarantee.  Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under such indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under such indenture; (ii) we are in default with respect to payment of any obligations under such guarantee; or (iii) we have deferred payment of interest on the junior subordinated debentures outstanding under that indenture.  In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures of each series from time to time for up to five years.

Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or the Bank.  As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debentures, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our common stock, from repurchasing or otherwise acquiring any such common stock, and from making any payments to holders of common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.   Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of junior subordinated debentures in the future with terms similar to those of our existing junior subordinated debentures or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Also, Banner may not pay interest on the junior subordinated debentures without the prior written non-objection of the Federal Reserve.
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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, we did not sell any securities that were not registered under the Securities Act of 1933.

We did not have any repurchases of our common stock from July 1, 2009 through September 30, 2009.

Item 3.             Defaults upon Senior Securities

Not Applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

A special meeting of shareholders of the Company was held on August 26, 2009.  At the special meeting there were a total of 18,426,458 shares eligible to vote, of which 17,034,372 were received or cast at the meeting.  The result of the vote was as follows.

Proposal 1.  To amend the Articles of Incorporation to increase the authorized number of shares of common stock from 25,000,000 shares to 75,000,000 shares.

For	Against	Abstain	Broker Non-Vote
12,236,549	4,734,590	63,233	0

Proposal 2.  To amend the Articles of Incorporation to increase the authorized number of shares of preferred stock from 500,000 shares to 10,000,000 shares.

For	Against	Abstain	Broker Non-Vote
8,047,806	3,892,479	72,459	5,021,628

Item 5.             Other Information

Not Applicable.

Item 6.             Exhibits

Exhibit	Index of Exhibits

3{a}	Articles of Incorporation of Registrant.

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

Banner Corporation

November 6, 2009	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2009	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

57