Form 10-Q/A
period 2009-09-30
BANNER CORP
filed 2009-11-25
CIK 946673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note to Form 10-Q Amendment No. 1
Banner Corporation
Quarterly Report on Form 10-Q/A

For the Quarter Ended September 30, 2009   This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on October 9, 2009, for the following:

•	To amend Note 11 (Fair Value Accounting and Measurement—page 24) and correct the balances reported as Level 2 and Level 3 inputs for Securities—trading as of September 30, 2009.

•	As a result of the above change, to further amend Note 11 (page 25) and correct the reconciliation of Investments—trust preferred securities during the quarter ended September 30, 2009.

•
To amend Note 11 (pages 24 and 25) and correct the fair value gain (loss) recognized in other comprehensive income for Securities—available for sale for the quarters and nine-months ended September 30, 2009 and 2008.

•
To amend Note 12 (page 28) and correct the balances reported for net deferred income tax assets as of September 30, 2009 and December 31, 2008 and to remove the incorrect parenthetical reference that they are included in Other assets in the Consolidated Statements of Financial Condition.

•	To amend Item 2 (Management’s Discussion and Analysis - page 32) and correct the footnote number referenced (to Note 11).

No other changes have been made to the original filing.  Except for the items described above, this Amendment continues to speak as of the date of the Original Form 10-Q, and does not modify, amend or update in any way the results of operations or the Consolidated Financial Statements or any other items or disclosures in the Original Form 10-Q.

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

Management reviewed the valuation methodology and assumptions used by the independent third party providers, determined that with respect to performing securities the fair value estimates were reasonable and utilized those estimates in our reported financial statements.  However, beginning with the quarter ended June 30, 2009 and continuing with the quarter ended September 30, 2009, for two securities for which we currently are not receiving any cash payments, management elected to override the third party fair value estimates and to reflect the fair value of these securities at zero.

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

The following tables present financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009

	Total		Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale	$74,527			$74,527
Securities—trading	167,944		$5,404	131,200	$31,340
	$242,471		$5,404	$205,727	$31,340

Liabilities
Advances from FHLB at fair value	$255,806		$--	$255,806	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	47,859	-	--	--	47,859

	$303,665		$--	$255,806	$47,859

	December 31, 2008

	Total	Level 1	Level 2	Level 3
Assets:
Securities—available-for-sale	$53,272		$53,272
Securities—trading	203,902	$4,152	163,455	$36,295
	$257,174	$4,152	$216,727	$36,295

Liabilities
Advances from FHLB at fair value	$111,415	$--	$111,415	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	61,776	--	--	61,776

	$173,191	$--	$111,415	$61,776

The following tables summarize the fair value gain or (loss) recorded for the quarter and year-to-date periods for September 30, 2009 and 2008 (dollars in thousands):

	September 30, 2009
	Fair value gain (loss) quarter to date		Fair value gain (loss) year to date
	Recognized in other operating income	Recognized as other comprehensive income	Recognized in other operating income	Recognized as other comprehensive income

Assets:
Securities—available-for-sale		$641		$131
Securities—trading	$2,790		$(2,093)
	$2,790	$641	$(2,093)	$131

Liabilities
Advances from FHLB at fair value	$139	$--	$605	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	1,704	--	13,917	--

	$1,843	$--	$14,522	$--

Total fair value gains (losses), net	$4,633	$641	$12,429	$131

	September 30, 2008
	Fair value gain (loss) quarter to date		Fair value gain (loss) year to date
	Recognized in other operating income	Recognized as other comprehensive income	Recognized in other operating income	Recognized as other comprehensive income

Assets:
Securities—available-for-sale		$--		$--
Securities—trading	$(6,309)		$(16,279)
	$(6,309)	$--	$(16,279)	$--

Liabilities
Advances from FHLB at fair value	$253	$--	$(235)	$--
Junior subordinated debentures net of unamortized deferred issuance costs at fair value	--		11,930

	$253	$--	$11,695	$--

Total fair value gains (losses), net	$(6,056)	$--	$(4,584)	$--

The following table provides a reconciliation of the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the quarter ended September 30, 2009:

	September 30, 2009
	(dollars in thousands)
	Investments— trust preferred securities	Borrowings— junior subordinated debentures

Beginning balance	$30,490	$49,563

Total gains or losses recognized
Assets gains (losses)	850
Liabilities (gains) losses		(1,704)
Purchases, issuances and settlements
Transfers in and/or out of Level 3
Ending balance	$31,340	$47,859

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

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets of approximately $8.5 million and $5.5 million, respectively.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% probability of occurrence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly.  If we have historical cumulative income, we consider this to be strong positive evidence.  To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.  After adjusting our cumulative income for a non-recurring goodwill impairment charge, we were in a cumulative income position.

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

Deteriorating economic conditions and ongoing strains in the financial and housing markets which accelerated throughout 2008 and continued in the first nine months of 2009 have presented an unusually challenging environment for banks and their holding companies, including Banner Corporation.  This has been particularly evident in our need to provide for credit losses during this period at significantly higher levels than our historical experience and has also affected our net interest income and other operating revenues.  As a result of these factors, for the quarter ended September 30, 2009, we had a net loss of $6.5 million which, after providing for the preferred stock dividend and related discount accretion, resulted in a net loss of $8.4 million, or ($0.44) per diluted share, to common shareholders compared to a net loss of $991,000, or ($0.06) per diluted share, for the same quarter one year ago.  Our provision for loan losses was $25.0 million for the quarter ended September 30, 2009, which was significantly less than the $45 million provision recorded in the immediately preceding quarter, but does represent an increase of $17.0 million compared to the same quarter in the prior year.  Similar to recent quarters, the significant provision for loan losses in the current quarter reflects material levels of delinquencies, non-performing loans and net charge-offs, particularly for loans for the construction of one- to four-family homes and for acquisition and development of land for residential properties.  Housing markets remained weak in many of our primary services areas, resulting in the elevated level of delinquencies and non-performing assets, further deterioration in property values, particularly for residential land and building lots, and the need to provide for additional anticipated losses.  By contrast, other non-housing related segments of the loan portfolio, while showing signs of stress, have performed as expected with only normal levels of credit problems given the serious economic slowdown.  Throughout 2008 and all three quarters of 2009, the higher than historical provision for loan losses has been the most significant factor affecting our operating results and, while we are encouraged by the further reduction in our exposure to residential construction loans and the slowdown in the surfacing of new problem assets, looking forward, we anticipate our credit costs will remain elevated for the balance of 2009.  (See Note 8, Allowance for Loan Losses, as well as “Asset Quality” below.)  Similar to recent quarters, the current quarter’s results also include significant adjustments for the valuation of financial instruments carried at fair value and the valuation adjustments of certain instruments continue to reflect disrupted financial markets, particularly for capital securities issued by financial institutions.  The net effect of these adjustments was a gain of $4.6 million ($3.0 million after tax).  (See Note 11, Fair Value Accounting and Measurement.)

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

For	Against	Abstain	Broker Non-Vote
8,047,806	3,892,479	72,459	5,021,628

Item 5.             Other Information

Not Applicable.

Item 6.             Exhibits

Exhibit	Index of Exhibits

3{a}	Articles of Incorporation of Registrant [incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and filed on November 9, 2009].

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

Banner Corporation

November 24, 2009	/s/ D. Michael Jones
D. Michael Jones
President and Chief Executive Officer
(Principal Executive Officer)

November 24, 2009	/s/ Lloyd W. Baker
Lloyd W. Baker
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

57