Form 10-K/A
period 2008-12-31
BANNER CORP
filed 2009-12-04
CIK 946673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. One)

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

Registrant’s telephone number, including area code: (509) 527-3636
____________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ___	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ___	No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject

to such filing requirements for the past 90 days.	Yes	X	No	______

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

Large accelerated filer	__________	Accelerated filer	X	Non-accelerated filer_______	Smaller reporting company__________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes ________	No X

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the Securities and Exchange Commission on March 16, 2009 (“Original Form 10-K”). This amendment is being filed to correct the consent provided by the Company’s independent registered public accounting firm and filed as Exhibit 23.1.  The consent inadvertently did not include a reference to the Registration Statement on Form S-3 (File No. 333-139520) and has been corrected in this amendment.  No other changes to the Original Form 10-K have been made.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of December 2009.

BANNER CORPORATION (Registrant)

By: /s/Lloyd W. Baker
Lloyd W. Baker
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

3